Form 10-Q
period 2020-09-30
STARWOOD PROPERTY TRUST, INC.
filed 2020-11-05
CIK 1465128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of October 30, 2020 was 284,687,634.

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

These forward-looking statements are based largely on our current beliefs, assumptions and expectations of our future performance taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or within our control, and which could materially affect actual results, performance or achievements. Factors that may cause actual results to vary from our forward-looking statements include, but are not limited to:

●	factors described in our Annual Report on Form 10-K for the year ended December 31, 2019, our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020 and this Quarterly Report on Form 10-Q, including those set forth under the captions “Risk Factors”, “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

●	the severity and duration of the pandemic of the novel strain of coronavirus (“COVID-19”), actions that may be taken by governmental authorities to contain the COVID-19 outbreak or to treat its impact and the adverse impacts that the COVID-19 pandemic has had, and will likely continue to have, on the global economy, on the borrowers underlying our real estate-related assets and infrastructure loans and tenants of our owned properties, including their ability to make payments on their loans or to pay rent, as the case may be, and on our operations and financial performance;

●	defaults by borrowers in paying debt service on outstanding indebtedness;

●	impairment in the value of real estate property securing our loans or in which we invest;

●	availability of mortgage origination and acquisition opportunities acceptable to us;

●	potential mismatches in the timing of asset repayments and the maturity of the associated financing agreements;

●	our ability to integrate our prior acquisition of the project finance origination, underwriting and capital markets business of GE Capital Global Holdings, LLC into our business and to achieve the benefits that we anticipate from the acquisition;

●	national and local economic and business conditions, including continued disruption from the COVID-19 pandemic;

●	general and local commercial and residential real estate property conditions;

●	changes in federal government policies;

●	changes in federal, state and local governmental laws and regulations;

●	increased competition from entities engaged in mortgage lending and securities investing activities;

●	changes in interest rates; and

●	the availability of, and costs associated with, sources of liquidity.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited, amounts in thousands, except share data)

	As of	As of
	September 30, 2020	December 31, 2019
Assets:
Cash and cash equivalents	$379,870	$478,388
Restricted cash	131,336	95,643
Loans held-for-investment, net of credit loss allowances of $109,747 and $33,415 ($256,407 and $671,572 held at fair value)	10,918,652	10,586,074
Loans held-for-sale ($1,012,673 and $764,622 held at fair value)	1,012,673	884,150
Investment securities, net of credit loss allowances of $6,425 and $0 ($203,817 and $239,600 held at fair value)	745,113	810,238
Properties, net	2,207,822	2,266,440
Intangible assets ($14,589 and $16,917 held at fair value)	74,139	85,700
Investment in unconsolidated entities	104,384	84,329
Goodwill	259,846	259,846
Derivative assets	64,825	28,943
Accrued interest receivable	78,030	64,087
Other assets	163,474	211,323
Variable interest entity (“VIE”) assets, at fair value	64,477,475	62,187,175
Total Assets	$80,617,639	$78,042,336
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$201,491	$212,006
Related-party payable	22,096	40,925
Dividends payable	138,264	137,427
Derivative liabilities	13,452	8,740
Secured financing agreements, net	9,615,892	8,906,048
Collateralized loan obligations, net	929,931	928,060
Unsecured senior notes, net	1,934,555	1,928,622
VIE liabilities, at fair value	62,876,265	60,743,494
Total Liabilities	75,731,946	72,905,322
Commitments and contingencies (Note 21)
Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Preferred stock, $0.01 per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 per share, 500,000,000 shares authorized, 291,787,327 issued and 284,681,766 outstanding as of September 30, 2020 and 287,380,891 issued and 282,200,751 outstanding as of December 31, 2019	2,918	2,874
Additional paid-in capital	5,200,716	5,132,532
Treasury stock (7,105,561 shares and 5,180,140 shares)	(133,024)	(104,194)
Accumulated other comprehensive income	42,285	50,932
Accumulated deficit	(599,014)	(381,719)
Total Starwood Property Trust, Inc. Stockholders’ Equity	4,513,881	4,700,425
Non-controlling interests in consolidated subsidiaries	371,812	436,589
Total Equity	4,885,693	5,137,014
Total Liabilities and Equity	$80,617,639	$78,042,336

Note: In addition to the VIE assets and liabilities which are separately presented, our condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019 include assets of $1.1 billion and liabilities of $0.9 billion related to a consolidated collateralized loan obligation (“CLO”), which is considered to be a VIE.  The CLO’s assets can only be used to settle obligations of the CLO, and the CLO’s liabilities do not have recourse to Starwood Property Trust, Inc. Refer to Note 14 for additional discussion of VIEs.

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited, amounts in thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues:
Interest income from loans	$169,404	$172,030	$557,934	$546,912
Interest income from investment securities	12,186	16,676	42,070	56,853
Servicing fees	9,548	14,333	20,999	47,774
Rental income	75,978	84,654	222,834	255,784
Other revenues	311	637	1,756	2,668
Total revenues	267,427	288,330	845,593	909,991
Costs and expenses:
Management fees	23,127	30,238	86,970	76,227
Interest expense	95,981	123,156	317,499	387,954
General and administrative	39,478	39,766	110,857	112,274
Acquisition and investment pursuit costs	884	163	3,383	579
Costs of rental operations	29,522	31,568	87,368	91,874
Depreciation and amortization	23,581	28,269	70,982	86,075
Credit loss (reversal) provision, net	(3,587)	(39)	55,284	3,242
Other expense	172	123	662	1,777
Total costs and expenses	209,158	253,244	733,005	760,002
Other income (loss):
Change in net assets related to consolidated VIEs	58,585	61,767	64,353	164,761
Change in fair value of servicing rights	634	(625)	(2,328)	(2,308)
Change in fair value of investment securities, net	(199)	266	3,132	995
Change in fair value of mortgage loans, net	61,384	32,521	79,700	65,678
Earnings (loss) from unconsolidated entities	3,192	2,747	32,065	(31,636)
Gain on sale of investments and other assets, net	—	21,157	6,768	28,157
(Loss) gain on derivative financial instruments, net	(28,097)	21,933	(34,485)	19,694
Foreign currency gain (loss), net	25,452	(15,664)	(1,861)	(17,134)
Loss on extinguishment of debt	—	(4,624)	(2,377)	(10,738)
Other income (loss), net	357	(50)	687	(123)
Total other income	121,308	119,428	145,654	217,346
Income before income taxes	179,577	154,514	258,242	367,335
Income tax provision	(14,843)	(4,513)	(6,816)	(8,380)
Net income	164,734	150,001	251,426	358,955
Net income attributable to non-controlling interests	(12,900)	(9,605)	(26,705)	(21,160)
Net income attributable to Starwood Property Trust, Inc.	$151,834	$140,396	$224,721	$337,795

Earnings per share data attributable to Starwood Property Trust, Inc.:
Basic	$0.53	$0.50	$0.79	$1.20
Diluted	$0.52	$0.49	$0.79	$1.19

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, amounts in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income	$164,734	$150,001	$251,426	$358,955
Other comprehensive loss (net change by component):
Available-for-sale securities	(581)	(579)	(8,647)	(1,045)
Foreign currency translation	—	(4,168)	—	(5,238)
Other comprehensive loss	(581)	(4,747)	(8,647)	(6,283)
Comprehensive income	164,153	145,254	242,779	352,672
Less: Comprehensive income attributable to non-controlling interests	(12,900)	(9,605)	(26,705)	(21,160)
Comprehensive income attributable to Starwood Property Trust, Inc.	$151,253	$135,649	$216,074	$331,512

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

For the Three Months Ended September 30, 2020 and 2019

(Unaudited, amounts in thousands, except share data)

								Total
								Starwood
							Accumulated	Property
	Common stock		Additional				Other	Trust, Inc.	Non-
		Par	Paid-in	Treasury Stock		Accumulated	Comprehensive	Stockholders’	Controlling	Total
	Shares	Value	Capital	Shares	Amount	Deficit	Income	Equity	Interests	Equity
Balance, June 30, 2020	291,573,083	$2,916	$5,193,572	7,105,561	$(133,024)	$(614,093)	$42,866	$4,492,237	$372,559	$4,864,796
Proceeds from DRIP Plan	34,309	1	520	—	—	—	—	521	—	521
Redemption of Class A Units	—	—	418	—	—	—	—	418	(1,703)	(1,285)
Equity offering costs	—	—	(54)	—	—	—	—	(54)	—	(54)
Share-based compensation	179,935	1	6,260	—	—	—	—	6,261	—	6,261
Net income	—	—	—	—	—	151,834	—	151,834	12,900	164,734
Dividends declared, $0.48 per share	—	—	—	—	—	(136,755)	—	(136,755)	—	(136,755)
Other comprehensive loss, net	—	—	—	—	—	—	(581)	(581)	—	(581)
VIE non-controlling interests	—	—	—	—	—	—	—	—	12	12
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	251	251
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(12,207)	(12,207)
Balance, September 30, 2020	291,787,327	$2,918	$5,200,716	7,105,561	$(133,024)	$(599,014)	$42,285	$4,513,881	$371,812	$4,885,693

Balance, June 30, 2019	286,451,361	$2,864	$5,103,771	5,180,140	$(104,194)	$(421,858)	$57,124	$4,637,707	$265,544	$4,903,251
Proceeds from DRIP Plan	10,751	—	253	—	—	—	—	253	—	253
Redemption of Class A Units for common stock	219,831	2	4,695	—	—	—	—	4,697	(4,697)	—
Equity offering costs	—	—	(19)	—	—	—	—	(19)	—	(19)
Share-based compensation	435,216	5	12,971	—	—	—	—	12,976	—	12,976
Net income	—	—	—	—	—	140,396	—	140,396	9,605	150,001
Dividends declared, $0.48 per share	—	—	—	—	—	(136,067)	—	(136,067)	—	(136,067)
Other comprehensive loss, net	—	—	—	—	—	—	(4,747)	(4,747)	—	(4,747)
VIE non-controlling interests	—	—	—	—	—	—	—	—	(2,615)	(2,615)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	658	658
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(10,677)	(10,677)
Balance, September 30, 2019	287,117,159	$2,871	$5,121,671	5,180,140	$(104,194)	$(417,529)	$52,377	$4,655,196	$257,818	$4,913,014

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity (Continued)

For the Nine Months Ended September 30, 2020 and 2019

(Unaudited, amounts in thousands, except share data)

								Total
								Starwood
							Accumulated	Property
	Common stock		Additional				Other	Trust, Inc.	Non-
		Par	Paid-in	Treasury Stock		Accumulated	Comprehensive	Stockholders’	Controlling	Total
	Shares	Value	Capital	Shares	Amount	Deficit	Income	Equity	Interests	Equity
Balance, December 31, 2019	287,380,891	$2,874	$5,132,532	5,180,140	$(104,194)	$(381,719)	$50,932	$4,700,425	$436,589	$5,137,014
Cumulative effect of credit loss accounting standard effective January 1, 2020	—	—	—	—	—	(32,286)	—	(32,286)	—	(32,286)
Proceeds from DRIP Plan	59,340	1	889	—	—	—	—	890	—	890
Redemption of Class A Units	409,712	4	8,952	—	—	—	—	8,956	(10,241)	(1,285)
Equity offering costs	—	—	(69)	—	—	—	—	(69)	—	(69)
Common stock repurchased	—	—	—	1,925,421	(28,830)	—	—	(28,830)	—	(28,830)
Share-based compensation	1,516,152	15	22,390	—	—	—	—	22,405	—	22,405
Manager fees paid in stock	2,421,232	24	36,022	—	—	—	—	36,046	—	36,046
Net income	—	—	—	—	—	224,721	—	224,721	26,705	251,426
Dividends declared, $1.44 per share	—	—	—	—	—	(409,730)	—	(409,730)	—	(409,730)
Other comprehensive loss, net	—	—	—	—	—	—	(8,647)	(8,647)	—	(8,647)
VIE non-controlling interests	—	—	—	—	—	—	—	—	(2,177)	(2,177)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	9,657	9,657
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(88,721)	(88,721)
Balance, September 30, 2020	291,787,327	$2,918	$5,200,716	7,105,561	$(133,024)	$(599,014)	$42,285	$4,513,881	$371,812	$4,885,693

Balance, December 31, 2018	280,839,692	$2,808	$4,995,156	5,180,140	$(104,194)	$(348,998)	$58,660	$4,603,432	$296,757	$4,900,189
Proceeds from DRIP Plan	27,887	—	632	—	—	—	—	632	—	632
Redemption of Class A Units	974,176	10	21,060	—	—	—	—	21,070	(21,070)	—
Equity offering costs	—	—	(27)	—	—	—	—	(27)	—	(27)
Conversion of 2019 Convertible Notes	3,611,918	36	67,526	—	—	—	—	67,562	—	67,562
Share-based compensation	1,168,123	12	26,352	—	—	—	—	26,364	—	26,364
Manager fees paid in stock	495,363	5	10,972	—	—	—	—	10,977	—	10,977
Net income	—	—	—	—	—	337,795	—	337,795	21,160	358,955
Dividends declared, $1.44 per share	—	—	—	—	—	(406,326)	—	(406,326)	—	(406,326)
Other comprehensive loss, net	—	—	—	—	—	—	(6,283)	(6,283)	—	(6,283)
VIE non-controlling interests	—	—	—	—	—	—	—	—	(2,792)	(2,792)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	5,294	5,294
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(41,531)	(41,531)
Balance, September 30, 2019	287,117,159	$2,871	$5,121,671	5,180,140	$(104,194)	$(417,529)	$52,377	$4,655,196	$257,818	$4,913,014

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited, amounts in thousands)

	For the Nine Months Ended
	September 30,
	2020	2019
Cash Flows from Operating Activities:
Net income	$251,426	$358,955
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of deferred financing costs, premiums and discounts on secured borrowings	29,996	25,942
Amortization of discounts and deferred financing costs on unsecured senior notes	5,933	5,830
Accretion of net discount on investment securities	(9,362)	(10,338)
Accretion of net deferred loan fees and discounts	(30,468)	(24,193)
Share-based compensation	22,405	26,364
Manager fees paid in stock	36,046	10,977
Change in fair value of investment securities	(3,132)	(995)
Change in fair value of consolidated VIEs	41,008	(32,984)
Change in fair value of servicing rights	2,328	2,308
Change in fair value of loans	(79,700)	(65,678)
Change in fair value of derivatives	41,146	(16,043)
Foreign currency loss, net	1,861	17,134
Gain on sale of investments and other assets	(6,768)	(28,157)
Impairment charges on properties and related intangibles	—	1,392
Credit loss provision, net	55,284	3,242
Depreciation and amortization	70,626	86,172
(Earnings) loss from unconsolidated entities	(32,065)	31,636
Distributions of earnings from unconsolidated entities	2,334	9,730
Loss on extinguishment of debt	2,377	10,738
Origination and purchase of loans held-for-sale, net of principal collections	(1,725,341)	(2,549,697)
Proceeds from sale of loans held-for-sale	1,997,651	1,774,794
Changes in operating assets and liabilities:
Related-party payable, net	(18,829)	(19,557)
Accrued and capitalized interest receivable, less purchased interest	(121,923)	(71,906)
Other assets	3,007	(112,723)
Accounts payable, accrued expenses and other liabilities	(9,691)	(2,734)
Net cash provided by (used in) operating activities	526,149	(569,791)
Cash Flows from Investing Activities:
Origination and purchase of loans held-for-investment	(2,368,931)	(2,987,685)
Proceeds from principal collections on loans	1,357,445	2,312,992
Proceeds from loans sold	435,097	945,066
Purchase and funding of investment securities	(22,408)	(5,165)
Proceeds from sales of investment securities	7,940	3,978
Proceeds from principal collections on investment securities	67,957	118,892
Proceeds from sales of real estate	23,805	52,336
Purchases and additions to properties and other assets	(17,923)	(22,977)
Investment in unconsolidated entities	(3,133)	(8,365)
Proceeds from sale of interest in unconsolidated entities	10,313	—
Distribution of capital from unconsolidated entities	2,485	12,455
Payments for purchase or termination of derivatives	(76,270)	(36,360)
Proceeds from termination of derivatives	13,667	12,979
Net cash (used in) provided by investing activities	(569,956)	398,146

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited, amounts in thousands)

	For the Nine Months Ended
	September 30,
	2020	2019
Cash Flows from Financing Activities:
Proceeds from borrowings	$4,935,556	$6,084,209
Principal repayments on and repurchases of borrowings	(4,221,999)	(5,549,756)
Payment of deferred financing costs	(17,978)	(45,403)
Proceeds from common stock issuances	511	632
Payment of equity offering costs	(69)	(27)
Payment of dividends	(408,893)	(402,519)
Contributions from non-controlling interests	9,657	5,294
Distributions to non-controlling interests	(90,006)	(41,531)
Purchase of treasury stock	(28,830)	—
Issuance of debt of consolidated VIEs	24,376	149,949
Repayment of debt of consolidated VIEs	(279,419)	(158,315)
Distributions of cash from consolidated VIEs	57,174	38,607
Net cash (used in) provided by financing activities	(19,920)	81,140
Net decrease in cash, cash equivalents and restricted cash	(63,727)	(90,505)
Cash, cash equivalents and restricted cash, beginning of period	574,031	487,865
Effect of exchange rate changes on cash	902	(2,702)
Cash, cash equivalents and restricted cash, end of period	$511,206	$394,658
Supplemental disclosure of cash flow information:
Cash paid for interest	$284,855	$367,291
Income taxes paid	2,261	8,848
Supplemental disclosure of non-cash investing and financing activities:
Dividends declared, but not yet paid	$138,737	$136,533
Consolidation of VIEs (VIE asset/liability additions)	3,589,657	6,103,915
Deconsolidation of VIEs (VIE asset/liability reductions)	7,652	341,186
Reclassification of loans held-for-investment to held-for-sale	449,025	—
Reclassification of loans held-for-sale to held-for-investment	104,327	340,948
Loan principal collections temporarily held at master servicer	9,911	—
Redemption of Class A Units for common stock	8,538	21,070
Unsettled common stock issuances	379	—
Settlement of 2019 Convertible Notes in shares	—	75,525
Settlement of loans transferred as secured borrowings	—	74,692
Net assets acquired through foreclosure	—	27,416
Lease liabilities arising from obtaining right-of-use assets	—	9,626
Net assets acquired from consolidated VIEs	—	8,613

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of September 30, 2020

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

We have four reportable business segments as of September 30, 2020 and we refer to the investments within these segments as our target assets:

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

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (our “Form 10-K”), as filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the operating results for the full year.

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

Credit Losses

Loans and Debt Securities Measured at Amortized Cost

ASC 326, Financial Instruments – Credit Losses, became effective for the Company on January 1, 2020. ASC 326 mandates the use of a current expected credit loss model (“CECL”) for estimating future credit losses of certain financial instruments measured at amortized cost, instead of the “incurred loss” credit model previously required under GAAP. The CECL model requires the consideration of possible credit losses over the life of an instrument as opposed to only estimating credit losses upon the occurrence of a discrete loss event under the previous “incurred loss” methodology. The CECL model applies to our loans held-for-investment (“HFI”) and our held-to-maturity (“HTM”) debt securities which are carried at amortized cost, including future funding commitments and accrued interest receivable related to those loans and securities. However, as permitted by ASC 326, we have elected not to measure an allowance for credit losses on accrued interest receivable (which is classified separately on our condensed consolidated balance sheet), but rather write off in a timely manner by reversing interest income and/or cease accruing interest that would likely be uncollectible. Our adoption of the CECL model resulted in a $32.3 million increase to our total allowance for credit losses, which was recognized as a cumulative-effect adjustment to accumulated deficit as of January 1, 2020.

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

For loans acquired with deteriorated credit quality, interest income is only recognized to the extent that our estimate of undiscounted expected principal and interest exceeds our investment in the loan. Such excess, if any, is recognized as interest income on a level-yield basis over the life of the loan.

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

Nearly all of the Company’s unvested RSUs and RSAs contain rights to receive non-forfeitable dividends and thus are participating securities. In addition, the non-controlling interests that are redeemable with our common stock are considered participating securities because they earn a preferred return indexed to the dividend rate on our common stock (see Note 16). Due to the existence of these participating securities, the two-class method of computing EPS is required, unless another method is determined to be more dilutive. Under the two-class method, undistributed earnings are reallocated between shares of common stock and participating securities. For the three and nine months ended September 30, 2020 and 2019, the two-class method resulted in the most dilutive EPS calculation.

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

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported to have surfaced in Wuhan, China. COVID-19 has since spread to over 200 countries and territories, including every state in the U.S and in cities and regions where our corporate headquarters and/or properties that secure our investments, or properties that we own, are located, and is continuing to spread. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and since then, numerous countries, including the U.S., have declared national emergencies with respect to COVID-19 and have instituted “stay-at-home” guidelines or orders to help prevent its spread. Such actions are creating disruption in global supply chains, increasing rates of unemployment and adversely impacting many industries. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. We believe the estimates and assumptions underlying our consolidated financial statements are reasonable and supportable based on the information available as of September 30, 2020. However, uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and our business in particular, makes any estimates and assumptions as of September 30, 2020 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results may ultimately differ from those estimates.

Recent Accounting Developments

On March 12, 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference LIBOR or other reference rates expected to be discontinued because of reference rate reform. This ASU is effective as of March 12, 2020 through December 31, 2022. The Company has not adopted any of the optional expedients or exceptions through September 30, 2020, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.

On August 5, 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40), which removes certain separation models for convertible debt instruments and convertible preferred stock that require the separation into a debt component and an equity or derivative component. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost and a convertible preferred stock will be accounted for as a single equity instrument measured at its historical cost, as long as no other features require bifurcation and recognition as derivatives and the convertible instruments are not issued with substantial premiums accounted for as paid-in capital. By removing those separation models, the interest rate of convertible debt instruments typically will be closer to the coupon interest rate. ASU 2020-06 also revises the derivative scope exception for contracts in an entity’s own equity and improves the consistency of EPS calculations. This ASU is effective for larger public business entities’ annual periods, and interim periods therein, beginning after December 15, 2021. Early application is permitted for fiscal years beginning after December 15, 2020. We expect to early adopt this ASU effective January 1, 2021 through the modified retrospective method of transition, resulting in a cumulative adjustment to our beginning accumulated deficit as of that date related to our outstanding Convertible Notes. We do not expect the application of this ASU, including the cumulative adjustment upon adoption, to materially impact our consolidated financial statements.

3. Acquisitions and Divestitures

During the nine months ended September 30, 2020, we had no significant acquisitions of properties or businesses.

Investing and Servicing Segment Property Portfolio

During the nine months ended September 30, 2020, we sold a property within the Investing and Servicing Segment for $24.1 million. In connection with this sale, we recognized a gain of $7.4 million within gain on sale of investments and other assets in our condensed consolidated statement of operations. There were no significant sales of properties during the three months ended September 30, 2020.

During the three and nine months ended September 30, 2019, we sold a property within the Investing and Servicing Segment for $51.5 million. In connection with this sale, we recognized a gain of $20.7 million within gain on sale of investments and other assets in our condensed consolidated statements of operations, of which $4.0 million was attributable to non-controlling interests.

4. Loans

Our loans held-for-investment are accounted for at amortized cost and our loans held-for-sale are accounted for at the lower of cost or fair value, unless we have elected the fair value option for either. The following tables summarize our investments in mortgages and loans as of September 30, 2020 and December 31, 2019 (dollars in thousands):

				Weighted
			Weighted	Average Life
	Carrying	Face	Average	(“WAL”)
September 30, 2020	Value	Amount	Coupon (1)	(years)(2)
Loans held-for-investment:
Commercial loans:
First mortgages (3)	$8,525,273	$8,548,916	5.3%	1.6
Subordinated mortgages (4)	69,835	70,979	8.8%	3.0
Mezzanine loans (3)	588,116	587,223	10.3%	1.6
Other	30,548	34,043	8.9%	2.0
Total commercial loans	9,213,772	9,241,161
Infrastructure first priority loans (6)	1,558,220	1,578,030	4.2%	4.3
Residential mortgage loans, fair value option (5)	256,407	249,323	6.2%	3.4
Total loans held-for-investment	11,028,399	11,068,514
Loans held-for-sale:
Residential, fair value option (5)	747,654	742,106	6.0%	3.4
Commercial, fair value option	265,019	266,370	4.1%	10.0
Total loans held-for-sale	1,012,673	1,008,476
Total gross loans	12,041,072	$12,076,990
Credit loss allowances:
Commercial loans held-for-investment	(95,595)
Infrastructure loans held-for-investment	(14,152)
Total allowances	(109,747)
Total net loans	$11,931,325

December 31, 2019
Loans held-for-investment:
Commercial loans:
First mortgages (3)	$7,928,026	$7,962,788	5.8%	2.0
Subordinated mortgages (4)	75,724	77,055	8.8%	3.4
Mezzanine loans (3)	484,164	484,408	11.0%	1.9
Other	62,555	66,525	8.2%	1.6
Total commercial loans	8,550,469	8,590,776
Infrastructure first priority loans	1,397,448	1,416,164	5.6%	4.9
Residential mortgage loans, fair value option	671,572	654,925	6.1%	3.8
Total loans held-for-investment	10,619,489	10,661,865
Loans held-for-sale:
Residential, fair value option	605,384	587,144	6.2%	3.9
Commercial, fair value option	159,238	160,635	3.9%	10.0
Infrastructure, lower of cost or fair value	119,724	121,271	3.3%	2.1
Total loans held-for-sale	884,346	869,050
Total gross loans	11,503,835	$11,530,915
Credit loss allowances:
Commercial loans held-for-investment	(33,415)
Infrastructure loans held-for-investment	—
Total held-for-investment allowances	(33,415)
Infrastructure loans held-for-sale with a fair value allowance	(196)
Total allowances	(33,611)
Total net loans	$11,470,224
(1)	Calculated using LIBOR or other applicable index rates as of September 30, 2020 and December 31, 2019 for variable rate loans.

(2)	Represents the WAL of each respective group of loans as of the respective balance sheet date. The WAL of each individual loan is calculated using amounts and timing of future principal payments, as projected at origination or acquisition.

(3)	First mortgages include first mortgage loans and any contiguous mezzanine loan components because as a whole, the expected credit quality of these loans is more similar to that of a first mortgage loan. The application of this methodology resulted in mezzanine loans with carrying values of $896.8 million and $967.0 million being classified as first mortgages as of September 30, 2020 and December 31, 2019, respectively.

(4)	Subordinated mortgages include B-Notes and junior participation in first mortgages where we do not own the senior A-Note or senior participation. If we own both the A-Note and B-Note, we categorize the loan as a first mortgage loan.

(5)	During the nine months ended September 30, 2020, $422.7 million of residential loans held-for-investment were reclassified into loans held-for-sale.

(6)	During the nine months ended September 30, 2020, $104.3 million of infrastructure loans held-for-sale were reclassified into loans held-for-investment and $26.3 million of infrastructure loans held-for-investment were reclassified into loans held-for-sale.

As of September 30, 2020, our variable rate loans held-for-investment were as follows (dollars in thousands):

	Carrying	Weighted-average
September 30, 2020	Value	Spread Above Index
Commercial loans	$8,568,112	4.2%
Infrastructure loans	1,558,220	3.8%
Total variable rate loans held-for-investment	$10,126,332	4.1%

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

During the three months ended September 30, 2020, each of the macroeconomic forecasts in our model indicated a substantial macroeconomic recovery from the three months ended June 30, 2020, with growth expected to continue into the next five years. These macroeconomic forecasts do not differentiate among property types or asset classes. Instead, these forecasts reference general macroeconomic growth factors which apply broadly across all assets. However, the COVID-19 pandemic has had a more negative impact on certain property types, principally retail and hospitality, which have withstood extended government mandated closures, and more recently office, which is experiencing lower demand due to remote working arrangements. The broad macroeconomic forecasts do not account for such differentiation. Accordingly, we have selected a more adverse macroeconomic recovery forecast related to these property types in determining our credit loss allowance.

For our infrastructure loans, we utilize a database of historical infrastructure loan performance that is shared among a consortium of banks and other lenders and compiled by a major bond credit rating agency. The database is representative of industry-wide project finance activity dating back to 1983. We derive historical loss rates from the database filtered by industry, sub-industry, term and construction status for each of our infrastructure loans. Those historical loss rates reflect global economic cycles over a long period of time as well as average recovery rates. However, due to limited information in the first 20 years covered by the database, we have further applied a recessionary multiplier to those historical loss rates as of September 30, 2020. For the first six months of 2020, the multiplier was determined with reference to the 2008 financial crisis, where the magnitude of economic distress within infrastructure lending seemed to correlate to the economic deterioration caused by the COVID-19 pandemic.  During the three months ended September 30, 2020, the stronger market liquidity and deal flow experienced within infrastructure lending seemed to correlate to 2011, when this market began emerging from the 2008 crisis.  As such, the multiplier for this period was determined with reference to 2011. We categorize the results between the power and oil and gas industries, which we consider the most significant indicator of credit quality for our infrastructure loans, as set forth in the credit quality indicator table below.

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

The significant credit quality indicators for our loans measured at amortized cost, which excludes loans held-for-sale, were as follows as of September 30, 2020 (dollars in thousands):

	Term Loans						Revolving Loans	Total	Credit
	Amortized Cost Basis by Origination Year						Amortized Cost	Amortized	Loss
As of September 30, 2020	2020	2019	2018	2017	2016	Prior	Total	Cost Basis	Allowance
Commercial loans:
Credit quality indicator:
LTV < 60%	$618,232	$1,084,103	$977,021	$1,031,872	$154,198	$215,747	$—	$4,081,173	$11,751
LTV 60% - 70%	138,058	1,469,532	1,653,299	35,931	53,450	191,211	—	3,541,481	35,691
LTV > 70%	384,045	582,334	243,452	140,914	—	75,250	—	1,425,995	18,300
Credit deteriorated	—	—	28,986	7,755	—	105,589	—	142,330	29,853
Defeased and other	—	—	—	—	—	22,793	—	22,793	—
Total commercial	$1,140,335	$3,135,969	$2,902,758	$1,216,472	$207,648	$610,590	$—	$9,213,772	$95,595
Infrastructure loans:
Credit quality indicator:
Power	$—	$246,675	$300,909	$148,159	$188,331	$312,176	$23,413	$1,219,663	$7,692
Oil and gas	—	234,119	102,822	—	—	—	1,616	338,557	6,460
Total infrastructure	$—	$480,794	$403,731	$148,159	$188,331	$312,176	$25,029	$1,558,220	$14,152
Residential loans held-for-investment, fair value option								256,407	—
Loans held-for-sale								1,012,673	—
Total gross loans								$12,041,072	$109,747

As of September 30, 2020, we had credit deteriorated commercial loans with an amortized cost basis of $142.3 million.  These loans were on nonaccrual status, with the cost recovery method of interest income recognition applied. In addition to $113.4 million of these loans, we had a $173.3 million commercial loan and $13.4 million of residential loans that were 90 days or greater past due at September 30, 2020.  Any loans which are modified to provide for the deferral of interest are not considered past due and are accounted for in accordance with our revenue recognition policy on interest income.

The following tables present the activity in our credit loss allowance for funded loans and unfunded commitments (amounts in thousands):

	Funded Commitments Credit Loss Allowance
			Loans
	Loans Held-for-Investment		Held-for-Sale	Total
Nine Months Ended September 30, 2020	Commercial	Infrastructure	Infrastructure	Funded Loans
Credit loss allowance at December 31, 2019	$33,415	$—	$196	$33,611
Cumulative effect of ASC 326 effective January 1, 2020	10,112	10,328	—	20,440
Credit loss provision (reversal), net	53,110	3,824	(125)	56,809
Charge-offs	(1,042)	—	(71)	(1,113)
Recoveries	—	—	—	—
Credit loss allowance at September 30, 2020	$95,595	$14,152	$—	$109,747

	Unfunded Commitments Credit Loss Allowance (1)
	Loans Held-for-Investment		HTM Preferred
Nine Months Ended September 30, 2020	Commercial	Infrastructure	Interests (2)	Total
Credit loss allowance at December 31, 2019	$—	$—	$—	$—
Cumulative effect of ASC 326 effective January 1, 2020	8,348	2,205	—	10,553
Credit loss reversal, net	(3,156)	(664)	—	(3,820)
Credit loss allowance at September 30, 2020	$5,192	$1,541	$—	$6,733
Memo: Unfunded commitments as of September 30, 2020 (3)	$1,630,823	$95,421	$—	$1,726,244
(1)	Included in accounts payable, accrued expenses and other liabilities in our condensed consolidated balance sheet.

(2)	See Note 5 for further details.

(3)	Represents amounts expected to be funded (see Note 21).

Loan Portfolio Activity

The activity in our loan portfolio was as follows (amounts in thousands):

	Held-for-Investment Loans
Nine Months Ended September 30, 2020	Commercial	Infrastructure	Residential	Held-for-Sale Loans	Total Loans
Balance at December 31, 2019	$8,517,054	$1,397,448	$671,572	$884,150	$11,470,224
Cumulative effect of ASC 326 effective January 1, 2020	(10,112)	(10,328)	—	—	(20,440)
Acquisitions/originations/additional funding	2,090,964	177,247	100,720	1,800,018	4,168,949
Capitalized interest (1)	105,329	48	—	—	105,377
Basis of loans sold (2)	(397,038)	—	(604)	(2,035,770)	(2,433,412)
Loan maturities/principal repayments	(1,148,317)	(96,150)	(76,025)	(75,632)	(1,396,124)
Discount accretion/premium amortization	28,686	1,672	—	110	30,468
Changes in fair value	—	—	(16,565)	96,265	79,700
Unrealized foreign currency translation loss	(15,279)	(38)	—	(1,291)	(16,608)
Credit loss (provision) reversal, net	(53,110)	(3,824)	—	125	(56,809)
Transfer to/from other asset classifications	—	77,993	(422,691)	344,698	—
Balance at September 30, 2020	$9,118,177	$1,544,068	$256,407	$1,012,673	$11,931,325

				Loans
				Transferred
	Held-for-Investment Loans			As Secured
Nine Months Ended September 30, 2019	Commercial	Infrastructure	Held-for-Sale Loans	Borrowings	Total Loans
Balance at December 31, 2018	$7,075,577	$1,456,779	$1,187,552	$74,346	$9,794,254
Acquisitions/originations/additional funding	2,489,120	387,599	2,731,110	—	5,607,829
Capitalized interest (1)	79,869	—	—	—	79,869
Basis of loans sold (2)	(548,329)	—	(2,164,908)	—	(2,713,237)
Loan maturities/principal repayments	(1,695,388)	(563,736)	(95,262)	(74,692)	(2,429,078)
Discount accretion/premium amortization	22,674	1,173	—	346	24,193
Changes in fair value	1,496	—	64,182	—	65,678
Unrealized foreign currency translation (loss) gain	(37,473)	—	282	—	(37,191)
Credit loss provision, net	(2,046)	—	(1,196)	—	(3,242)
Loan foreclosures	(27,303)	—	—	—	(27,303)
Transfer to/from other asset classifications	279,641	—	(279,641)	—	—
Balance at September 30, 2019	$7,637,838	$1,281,815	$1,442,119	$—	$10,361,772

(1)     Represents accrued interest income on loans whose terms do not require current payment of interest.

(2)     See Note 11 for additional disclosure on these transactions.

5. Investment Securities

Investment securities were comprised of the following as of September 30, 2020 and December 31, 2019 (amounts in thousands):

	Carrying Value as of
	September 30, 2020	December 31, 2019
RMBS, available-for-sale	$170,270	$189,576
RMBS, fair value option (1)	373,682	147,034
CMBS, fair value option (1), (2)	1,194,191	1,295,363
HTM debt securities, amortized cost net of credit loss allowance of $6,425 and $0	541,296	570,638
Equity security, fair value	10,058	12,664
Subtotal—Investment securities	2,289,497	2,215,275
VIE eliminations (1)	(1,544,384)	(1,405,037)
Total investment securities	$745,113	$810,238
(1)	Certain fair value option CMBS and RMBS are eliminated in consolidation against VIE liabilities pursuant to ASC 810.

(2)	Includes $178.6 million and $186.6 million of non-controlling interests in the consolidated entities which hold certain of these CMBS as of September 30, 2020 and December 31, 2019, respectively.

Purchases, sales and principal collections for all investment securities were as follows (amounts in thousands):

	RMBS,	RMBS, fair	CMBS, fair	HTM	Securitization
	available-for-sale	value option	value option	Securities	VIEs (1)	Total
Three Months Ended September 30, 2020
Purchases/fundings	$—	$43,083	$—	$6,288	$(43,083)	$6,288
Principal collections	6,063	12,132	8,265	11,203	(20,185)	17,478
Three Months Ended September 30, 2019
Purchases	$—	$52,845	$10,214	$—	$(57,894)	$5,165
Sales	—	—	49,725	—	(49,725)	—
Principal collections	7,445	4,680	15,859	35,069	(17,196)	45,857

	RMBS,	RMBS, fair	CMBS, fair	HTM	Securitization
	available-for-sale	value option	value option	Securities	VIEs (1)	Total
Nine Months Ended September 30, 2020
Purchases/fundings	$—	$257,808	$7,661	$22,408	$(265,469)	$22,408
Sales	—	—	32,316	—	(24,376)	7,940
Principal collections	18,626	32,236	25,715	48,554	(57,174)	67,957
Nine Months Ended September 30, 2019
Purchases	$—	$79,117	$62,427	$—	$(136,379)	$5,165
Sales	—	41,501	112,426	—	(149,949)	3,978
Principal collections	20,222	9,772	37,768	89,737	(38,607)	118,892
(1)	Represents RMBS and CMBS, fair value option amounts eliminated due to our consolidation of securitization VIEs. These amounts are reflected as issuance or repayment of debt of, or distributions from, consolidated VIEs in our condensed consolidated statements of cash flows.

RMBS, Available-for-Sale

The Company classified all of its RMBS not eliminated in consolidation as available-for-sale as of September 30, 2020 and December 31, 2019. These RMBS are reported at fair value in the balance sheet with changes in fair value recorded in accumulated other comprehensive income (“AOCI”).

The tables below summarize various attributes of our investments in available-for-sale RMBS as of September 30, 2020 and December 31, 2019 (amounts in thousands):

				Unrealized Gains or (Losses)
				Recognized in AOCI
		Credit		Gross	Gross	Net
	Amortized	Loss	Net	Unrealized	Unrealized	Fair Value
	Cost	Allowance	Basis	Gains	Losses	Adjustment	Fair Value
September 30, 2020
RMBS	$127,921	$—	$127,921	$42,523	$(174)	$42,349	$170,270
December 31, 2019
RMBS	$138,580	N/A	$138,580	$51,310	$(314)	$50,996	$189,576

	Weighted Average Coupon (1)	Weighted Average Rating	WAL (Years) (2)
September 30, 2020
RMBS	1.5%	B+	5.7
December 31, 2019
RMBS	3.1%	BB-	5.6
(1)	Calculated using the September 30, 2020 and December 31, 2019 one-month LIBOR rate of 0.1483% and 1.763%, respectively, for floating rate securities.

(2)	Represents the remaining WAL of each respective group of securities as of the respective balance sheet date. The WAL of each individual security is calculated using projected amounts and projected timing of future principal payments.

As of September 30, 2020, approximately $144.5 million, or 84.9%, of RMBS were variable rate and paid interest at LIBOR plus a weighted average spread of 1.26%. As of December 31, 2019, approximately $160.9 million, or 84.9%, of RMBS were variable rate and paid interest at LIBOR plus a weighted average spread of 1.24%. We purchased all of the RMBS at a discount, a portion of which is accreted into income over the expected remaining life of the security. The majority of the income from this strategy is earned from the accretion of this accretable discount.

We have engaged a third party manager who specializes in RMBS to execute the trading of RMBS, the cost of which was $0.3 million for both the three months ended September 30, 2020 and 2019, respectively, and $1.0 million and $1.1 million for the nine months ended September 30, 2020 and 2019, respectively, recorded as management fees in the accompanying condensed consolidated statements of operations.

The following table presents the gross unrealized losses and estimated fair value of any available-for-sale securities that were in an unrealized loss position as of September 30, 2020 and December 31, 2019, and for which an allowance for credit losses has not been recorded (amounts in thousands):

	Estimated Fair Value		Unrealized Losses
	Securities with a	Securities with a	Securities with a	Securities with a
	loss less than	loss greater than	loss less than	loss greater than
	12 months	12 months	12 months	12 months
As of September 30, 2020
RMBS	$412	$1,194	$(45)	$(129)
As of December 31, 2019
RMBS	$—	$1,380	$—	$(314)

As of September 30, 2020 and December 31, 2019, there were two securities and one security, respectively, with unrealized losses reflected in the table above. After evaluating the securities and recording adjustments for credit losses, we concluded that the remaining unrealized losses reflected above were noncredit-related and would be recovered from the securities’ estimated future cash flows. We considered a number of factors in reaching this conclusion, including that we did not intend to sell the securities, it was not considered more likely than not that we would be forced to sell the securities prior to recovering our amortized cost, and there were no material credit events that would have caused us to otherwise conclude that we would not recover our cost. Credit losses are calculated by comparing (i) the estimated future cash flows of each security discounted at the yield determined as of the initial acquisition date or, if since revised, as of the last date previously revised, to (ii) our net amortized cost basis. Significant judgment is used in projecting cash flows for our non-agency RMBS. As a result, actual income and/or credit losses could be materially different from what is currently projected and/or reported.

CMBS and RMBS, Fair Value Option

As discussed in the “Fair Value Option” section of Note 2 herein, we elect the fair value option for certain CMBS and RMBS in an effort to eliminate accounting mismatches resulting from the current or potential consolidation of securitization VIEs. As of September 30, 2020, the fair value and unpaid principal balance of CMBS where we have elected the fair value option, excluding the notional value of interest-only securities and before consolidation of securitization VIEs, were $1.2 billion and $2.7 billion, respectively. As of September 30, 2020, the fair value and unpaid principal balance of RMBS where we have elected the fair value option, excluding the notional value of interest-only securities and before consolidation of securitization VIEs, were $373.7 million and $275.8 million, respectively. The $1.6 billion total fair value balance of CMBS and RMBS represents our economic interests in these assets. However, as a result of our consolidation of securitization VIEs, the vast majority of this fair value (all except $23.5 million at September 30, 2020) is eliminated against VIE liabilities before arriving at our GAAP balance for fair value option investment securities.

As of September 30, 2020, $96.9 million of our CMBS were variable rate and none of our RMBS were variable rate.

HTM Debt Securities, Amortized Cost

The table below summarizes our investments in HTM debt securities as of September 30, 2020 and December 31, 2019 (amounts in thousands):

	Amortized	Credit Loss	Net Carrying	Gross Unrealized	Gross Unrealized
	Cost Basis	Allowance	Amount	Holding Gains	Holding Losses	Fair Value
September 30, 2020
CMBS	$338,984	$—	$338,984	$—	$(23,277)	$315,707
Preferred interests	165,952	(3,453)	162,499	—	(5,550)	156,949
Infrastructure bonds	42,785	(2,972)	39,813	352	(13)	40,152
Total	$547,721	$(6,425)	$541,296	$352	$(28,840)	$512,808

December 31, 2019
CMBS	$383,473	$—	$383,473	$946	$(3,001)	$381,418
Preferred interests	142,012	—	142,012	1,148	(353)	142,807
Infrastructure bonds	45,153	—	45,153	—	(651)	44,502
Total	$570,638	$—	$570,638	$2,094	$(4,005)	$568,727

The following table presents the activity in our credit loss allowance for HTM debt securities (amounts in thousands):

			Total HTM
	Preferred	Infrastructure	Credit Loss
	Interests	Bonds	Allowance
Nine Months Ended September 30, 2020
Credit loss allowance at December 31, 2019	$—	$—	$—
Cumulative effect of ASC 326 effective January 1, 2020:
Beginning accumulated deficit charge	1,114	179	1,293
Gross-up of PCD bond amortized cost basis	—	2,837	2,837
Credit loss provision, net	2,339	(44)	2,295
Credit loss allowance at September 30, 2020	$3,453	$2,972	$6,425

The table below summarizes the maturities of our HTM debt securities by type as of September 30, 2020 (amounts in thousands):

		Preferred	Infrastructure
	CMBS	Interests	Bonds	Total
Less than one year	$268,084	$—	$2,632	$270,716
One to three years	70,900	141,000	—	211,900
Three to five years	—	21,499	—	21,499
Thereafter	—	—	37,181	37,181
Total	$338,984	$162,499	$39,813	$541,296

Equity Security, Fair Value Option

During 2012, we acquired 9,140,000 ordinary shares from a related-party in Starwood European Real Estate Finance Limited (“SEREF”), a debt fund that is externally managed by an affiliate of our Manager and is listed on the London Stock Exchange. The fair value of the investment remeasured in USD was $10.1 million and $12.7 million as of September 30, 2020 and December 31, 2019, respectively. As of September 30, 2020, our shares represent an approximate 2% interest in SEREF.

6. Properties

Our properties are held within the following portfolios:

Woodstar I Portfolio

The Woodstar I Portfolio is comprised of 32 affordable housing communities with 8,948 units concentrated primarily in the Tampa, Orlando and West Palm Beach metropolitan areas. During the year ended December 31, 2015, we acquired 18 of the 32 affordable housing communities of the Woodstar I Portfolio with the final 14 communities acquired during the year ended December 31, 2016. The Woodstar I Portfolio includes total gross properties and lease intangibles of $634.0 million and debt of $572.2 million as of September 30, 2020.

Woodstar II Portfolio

The Woodstar II Portfolio is comprised of 27 affordable housing communities with 6,109 units concentrated primarily in Central and South Florida. We acquired eight of the 27 affordable housing communities in December 2017, with the final 19 communities acquired during the year ended December 31, 2018. The Woodstar II Portfolio includes total gross properties and lease intangibles of $607.7 million and debt of $437.0 million as of September 30, 2020.

Medical Office Portfolio

The Medical Office Portfolio is comprised of 34 medical office buildings acquired during the year ended December 31, 2016. These properties, which collectively comprise 1.9 million square feet, are geographically dispersed throughout the U.S. and primarily affiliated with major hospitals or located on or adjacent to major hospital campuses. The Medical Office Portfolio includes total gross properties and lease intangibles of $760.1 million and debt of $591.9 million as of September 30, 2020.

Master Lease Portfolio

The Master Lease Portfolio is comprised of 16 retail properties geographically dispersed throughout the U.S., with more than 50% of the portfolio, by carrying value, located in Florida, Texas and Minnesota. These properties, which we acquired in September 2017, collectively comprise 1.9 million square feet and were leased back to the seller under corporate guaranteed master net lease agreements with initial terms of 24.6 years and periodic rent escalations. The Master Lease Portfolio includes total gross properties of $343.8 million and debt of $192.6 million as of September 30, 2020.

Investing and Servicing Segment Property Portfolio

The Investing and Servicing Segment Property Portfolio (“REIS Equity Portfolio”) is comprised of 15 commercial real estate properties and one equity interest in an unconsolidated commercial real estate property which were acquired from CMBS trusts during the previous five years. The REIS Equity Portfolio includes total gross properties and lease intangibles of $266.5 million and debt of $169.2 million as of September 30, 2020.

The table below summarizes our properties held as of September 30, 2020 and December 31, 2019 (dollars in thousands):

	Depreciable Life	September 30, 2020	December 31, 2019
Property Segment
Land and land improvements	0 – 15 years	$484,722	$484,397
Buildings and building improvements	5 – 45 years	1,689,004	1,687,756
Furniture & fixtures	3 – 7 years	57,894	52,567
Investing and Servicing Segment
Land and land improvements	0 – 15 years	50,789	54,052
Buildings and building improvements	3 – 40 years	175,676	182,048
Furniture & fixtures	2 – 5 years	2,513	2,139
Commercial and Residential Lending Segment (1)
Land and land improvements	0 – 10 years	11,416	11,386
Buildings and building improvements	10 – 23 years	17,424	16,285
Properties, cost		2,489,438	2,490,630
Less: accumulated depreciation		(281,616)	(224,190)
Properties, net		$2,207,822	$2,266,440
(1)	Represents properties acquired through loan foreclosure.

During the nine months ended September 30, 2020, we sold an operating property within the REIS Equity Portfolio for $24.1 million. In connection with this sale, we recognized a gain of $7.4 million within gain on sale of investments and other assets in our condensed consolidated statement of operations. During the three and nine months ended September 30, 2019, we sold one operating property for $51.5 million. In connection with this sale, we recognized a gain of $20.7 million within gain on sale of investments and other assets in our condensed consolidated statements of operations, of which $4.0 million was attributable to non-controlling interests.

7. Investment in Unconsolidated Entities

The table below summarizes our investments in unconsolidated entities as of September 30, 2020 and December 31, 2019 (dollars in thousands):

	Participation /	Carrying value as of
	Ownership % (1)	September 30, 2020	December 31, 2019
Equity method:
Retail Fund	33%	$—	$—
Equity interest in a natural gas power plant	10%	24,664	25,862
Investor entity which owns equity in an online real estate company	50%	9,382	9,473
Equity interests in commercial real estate	50%	1,742	1,907
Equity interest in and advances to a residential mortgage originator (2)	N/A	14,139	12,002
Various	25% - 50%	8,595	8,339
		58,522	57,583
Other:
Equity interest in a servicing and advisory business (3)	2%	17,584	—
Investment funds which own equity in a loan servicer and other real estate assets	4% - 6%	7,659	9,225
Various	0% - 2%	20,619	17,521
		45,862	26,746
		$104,384	$84,329
(1)	None of these investments are publicly traded and therefore quoted market prices are not available.

(2)	Includes a $4.5 million subordinated loan as of both September 30, 2020 and December 31, 2019.

(3)	During the year ended December 31, 2019, we received a capital distribution of $8.4 million and our equity interest was reduced to 4% and the carrying value was reduced to zero. During April 2020, we sold 37% of our equity interest for $10.3 million in cash, reducing our interest to 2%. In connection with the sale, we recognized a gain of $10.3 million. Because the sale represented an observable price change in an orderly transaction, we also increased the value of our remaining investment to reflect its implied fair value. In doing so, we recognized a gain of $17.6 million. These amounts were recognized within earnings (loss) from unconsolidated entities in our condensed consolidated statement of operations during the nine months ended September 30, 2020.

We own a 33% equity interest in a fund that owns four regional shopping malls (the “Retail Fund”). The fund is an investment company which measures its assets at fair value on a recurring basis. We report our interest in the Retail Fund on a three-month lag basis at its liquidation value. As of December 31, 2019, we impaired the remainder of our investment based on our estimate of unrealized decreases in the fair value of the underlying real estate properties. Such decreases were recognized by the Retail Fund during the period included in the nine months ended September 30, 2020.

As of September 30, 2020, the carrying value of our equity investment in a residential mortgage originator exceeded the underlying equity in net assets of such investee by $1.6 million. This difference is the result of the Company recording its investment in the investee at its acquisition date fair value, which included certain non-amortizing intangible assets not recognized by the investee. Should the Company determine these intangible assets held by the investee are impaired, the Company will recognize such impairment loss through earnings from unconsolidated entities in our consolidated statement of operations, otherwise, such difference between the carrying value of our equity investment in the residential mortgage originator and the underlying equity in the net assets of the residential mortgage originator will continue to exist.

Other than our equity interest in the residential mortgage originator, there were no differences between the carrying value of our equity method investments and the underlying equity in the net assets of the investees as of September 30, 2020.

During the three and nine months ended September 30, 2020, we did not become aware of (i) any observable price changes in our other investments accounted for under the fair value practicability exception, except as described above with respect to the servicing and advisory business, or (ii) any indicators of impairment.

8. Goodwill and Intangibles

Goodwill

Goodwill is tested for impairment annually in the fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  Management considered the general economic decline and the impact of the COVID-19 pandemic, but did not identify any such event or circumstances.  However, future changes in the expectations of the impact of COVID-19 on our operations, financial performance and cash flows could cause our goodwill to be impaired.

Infrastructure Lending Segment

The Infrastructure Lending Segment’s goodwill of $119.4 million at both September 30, 2020 and December 31, 2019 represents the excess of consideration transferred over the fair value of net assets acquired on September 19, 2018 and October 15, 2018. The goodwill recognized is attributable to value embedded in the acquired Infrastructure Lending Segment’s lending platform.

LNR Property LLC (“LNR”)

The Investing and Servicing Segment’s goodwill of $140.4 million at both September 30, 2020 and December 31, 2019 represents the excess of consideration transferred over the fair value of net assets of LNR acquired on April 19, 2013. The goodwill recognized is attributable to value embedded in LNR’s existing platform, which includes a network of commercial real estate asset managers, work-out specialists, underwriters and administrative support professionals as well as proprietary historical performance data on commercial real estate assets.

Intangible Assets

Servicing Rights Intangibles

In connection with the LNR acquisition, we identified domestic servicing rights that existed at the purchase date, based upon the expected future cash flows of the associated servicing contracts. As of September 30, 2020 and December 31, 2019, the balance of the domestic servicing intangible was net of $38.2 million and $26.2 million, respectively, which was eliminated in consolidation pursuant to ASC 810 against VIE assets in connection with our consolidation of securitization VIEs. Before VIE consolidation, as of September 30, 2020 and December 31, 2019, the domestic servicing intangible had a balance of $52.8 million and $43.2 million, respectively, which represents our economic interest in this asset.

Lease Intangibles

In connection with our acquisitions of commercial real estate, we recognized in-place lease intangible assets and favorable lease intangible assets associated with certain non-cancelable operating leases of the acquired properties.

The following table summarizes our intangible assets, which are comprised of servicing rights intangibles and lease intangibles, as of September 30, 2020 and December 31, 2019 (amounts in thousands):

	As of September 30, 2020			As of December 31, 2019
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value
Domestic servicing rights, at fair value	$14,589	$—	$14,589	$16,917	$—	$16,917
In-place lease intangible assets	133,244	(90,318)	42,926	135,293	(84,383)	50,910
Favorable lease intangible assets	24,188	(7,564)	16,624	24,218	(6,345)	17,873
Total net intangible assets	$172,021	$(97,882)	$74,139	$176,428	$(90,728)	$85,700

The following table summarizes the activity within intangible assets for the nine months ended September 30, 2020 (amounts in thousands):

	Domestic	In-place Lease	Favorable Lease
	Servicing	Intangible	Intangible
	Rights	Assets	Assets	Total
Balance as of January 1, 2020	$16,917	$50,910	$17,873	$85,700
Amortization	—	(7,814)	(1,249)	(9,063)
Sales	—	(170)	—	(170)
Changes in fair value due to changes in inputs and assumptions	(2,328)	—	—	(2,328)
Balance as of September 30, 2020	$14,589	$42,926	$16,624	$74,139

The following table sets forth the estimated aggregate amortization of our in-place lease intangible assets and favorable lease intangible assets for the next five years and thereafter (amounts in thousands):

2020 (remainder of)	$2,636
2021	9,644
2022	7,862
2023	6,115
2024	4,722
Thereafter	28,571
Total	$59,550

9. Secured Borrowings

Secured Financing Agreements

The following table is a summary of our secured financing agreements in place as of September 30, 2020 and December 31, 2019 (dollars in thousands):

										Outstanding Balance at
	Current		Extended		Weighted Average	Pledged Asset		Maximum		September 30,		December 31,
	Maturity		Maturity (a)		Pricing	Carrying Value		Facility Size		2020		2019
Repurchase Agreements:
Commercial Loans	May 2021 to Aug 2025	(b)	May 2023 to Mar 2029	(b)	(c)	$6,643,722		$8,747,538	(d)	$4,556,665		$3,640,620
Residential Loans	Jun 2022		N/A		LIBOR + 2.64%	37,046		400,000		23,866		11,835
Infrastructure Loans	Feb 2022		N/A		LIBOR + 2.00%	244,862		500,000		206,288		188,198
Conduit Loans	Feb 2021 to Jun 2023		Feb 2022 to Jun 2024		LIBOR + 1.93%	171,497		350,000		127,162		86,575
CMBS/RMBS	Oct 2020 to Dec 2029	(e)	Aug 2021 to Jun 2030	(e)	(f)	1,155,313		750,544		634,791	(g)	682,229
Total Repurchase Agreements						8,252,440		10,748,082		5,548,772		4,609,457
Other Secured Financing:
Borrowing Base Facility	Apr 2022		Apr 2024		LIBOR + 2.25%	50,194		650,000	(h)	37,594		198,955
Commercial Financing Facility	Mar 2022		Mar 2029		GBP LIBOR + 1.75%	95,077		76,721		76,721		—
Residential Financing Facility	Sep 2022		Sep 2025		3.50%	—		250,000		—		—
Infrastructure Acquisition Facility	Sep 2021		Sep 2022		(i)	710,572		701,370		572,382		603,642
Infrastructure Financing Facilities	Jul 2022 to Oct 2022		Oct 2024 to Jul 2027		LIBOR + 2.11%	583,319		1,250,000		464,487		428,206
Property Mortgages - Fixed rate	Nov 2024 to Aug 2052	(j)	N/A		4.00%	1,288,513		1,077,800		1,077,800		1,196,492
Property Mortgages - Variable rate	Nov 2021 to Jul 2030		N/A		(k)	926,495		927,300		908,906		696,503
Term Loan and Revolver	(l)		N/A		(l)	N/A	(l)	516,000		396,000		399,000
FHLB	Feb 2021		N/A		1.99%	948,409		1,600,000		619,500		867,870
Total Other Secured Financing						4,602,579		7,049,191		4,153,390		4,390,668
						$12,855,019		$17,797,273		9,702,162		9,000,125
Unamortized net discount										(9,908)		(8,347)
Unamortized deferred financing costs										(76,362)		(85,730)
										$9,615,892		$8,906,048
(a)	Subject to certain conditions as defined in the respective facility agreement.
(b)	For certain facilities, borrowings collateralized by loans existing at maturity may remain outstanding until such loan collateral matures, subject to certain specified conditions.
(c)	Certain facilities with an outstanding balance of $1.3 billion as of September 30, 2020 are indexed to GBP LIBOR and EURIBOR. The remainder have a weighted average rate of LIBOR + 2.02%.
(d)	The aggregate initial maximum facility size of $8.7 billion may be increased at our option, subject to certain conditions. This amount includes such upsizes.
(e)	Certain facilities with an outstanding balance of $285.9 million as of September 30, 2020 carry a rolling 11-month or 12-month term which may reset monthly or quarterly with the lender's consent. These facilities carry no maximum facility size.
(f)	A facility with an outstanding balance of $184.2 million as of September 30, 2020 has a fixed annual interest rate of 3.50%. All other facilities are variable rate with a weighted average rate of LIBOR + 1.57%.
(g)	Includes: (i) $184.2 million outstanding on a repurchase facility that is not subject to margin calls; and (ii) $41.3 million outstanding on one of our repurchase facilities that represents the 49% pro rata share owed by a non-controlling partner in a consolidated joint venture (see Note 14).
(h)	The initial maximum facility size of $300.0 million may be increased to $650.0 million, subject to certain conditions.
(i)	Consists of an annual interest rate of the applicable currency benchmark index + 2.00%.
(j)	The weighted average maturity is 7.0 years as of September 30, 2020.

(k)	Includes a $600.0 million first mortgage and mezzanine loan secured by our Medical Office Portfolio. This debt has a weighted average interest rate of LIBOR + 2.07% that we swapped to a fixed rate of 3.34%. The remainder have a weighted average rate of LIBOR + 2.63%.
(l)	Consists of: (i) a $396.0 million term loan facility that matures in July 2026 with an annual interest rate of LIBOR + 2.50%; and (ii) a $120.0 million revolving credit facility that matures in July 2024 with an annual interest rate of LIBOR + 3.00%. These facilities are secured by the equity interests in certain of our subsidiaries which totaled $3.7 billion as of September 30, 2020.

In the normal course of business, the Company is in discussions with its lenders to extend or amend any financing facilities which contain near term expirations.

In January 2020, we entered into a CMBS/RMBS repurchase facility to finance certain CMBS investments within a consolidated joint venture in which we hold a 51% ownership interest. The facility carries a rolling 12-month term which may reset quarterly with the lender’s consent and an annual interest rate of three-month LIBOR + 1.35% to 1.85%. The facility’s maximum facility size is at the discretion of the lender. This facility does not permit valuation adjustments based on capital markets activity.

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

During the three months ended June 30, 2020, we entered into mortgage loans with total borrowings of $217.1 million to refinance our Woodstar I Portfolio. The loans carry ten-year terms and weighted average annual interest rates of LIBOR + 2.71%. A portion of the net proceeds from the mortgage loans was used to repay $117.0 million of outstanding government sponsored mortgage loans. We recognized a loss on extinguishment of debt of $2.2 million in our condensed consolidated statement of operations in connection with the repayment of the government sponsored mortgage loans.

During the three months ended September 30, 2020, we extended maturities by a period of one to two years on seven facilities with an aggregate maximum facility size of $5.1 billion, including $4.6 billion related to commercial lending facilities and $500.0 million related to infrastructure lending facilities.

In September 2020, we entered into a Residential Loan Financing facility to finance residential loans held-for-sale. The facility carries a two-year initial term with the option to subsequently convert the loan to a three-year term loan. The facility has a maximum facility size of $250.0 million and an annual interest rate of the greater of 3.50% or one-month LIBOR + 2.75%. This facility does not permit valuation adjustments based on capital markets activity.

Our secured financing agreements contain certain financial tests and covenants. As of September 30, 2020, we were in compliance with all such covenants.

We seek to mitigate risks associated with our repurchase agreements by managing risk related to the credit quality of our assets, interest rates, liquidity, prepayment speeds and market value. The margin call provisions under the majority of our repurchase facilities, consisting of 75% of these agreements, do not permit valuation adjustments based on capital markets activity. Instead, margin calls on these facilities are limited to collateral-specific credit marks. To monitor credit risk associated with the performance and value of our loans and investments, our asset management team regularly reviews our investment portfolios and is in regular contact with our borrowers, monitoring performance of the collateral and enforcing our rights as necessary. For the 25% of repurchase agreements containing margin call provisions for general capital markets activity, approximately 17% of these pertain to our loans held-for-sale, for which we manage credit risk through the purchase of credit index instruments. We further seek to manage risks associated with our repurchase agreements by matching the maturities and interest rate characteristics of our loans with the related repurchase agreement.

For the three and nine months ended September 30, 2020, approximately $9.5 million and $27.3 million, respectively, of amortization of deferred financing costs from secured financing agreements was included in interest expense on our condensed consolidated statements of operations. For the three and nine months ended September 30, 2019, approximately $8.1 million and $24.9 million, respectively, of amortization of deferred financing costs from secured financing agreements was included in interest expense on our condensed consolidated statements of operations.

Collateralized Loan Obligations

In August 2019, we refinanced a pool of our commercial loans held-for-investment through a CLO, STWD 2019-FL1. On the closing date, the CLO issued $1.1 billion principal amount of notes, of which $936.4 million was purchased by third party investors. We retained $86.6 million of notes, along with preferred shares with a liquidation preference of $77.0 million. The CLO contains a reinvestment feature that, subject to certain eligibility criteria, allows us to contribute new loans or participation interests in loans to the CLO in exchange for cash. During the nine months ended September 30, 2020, we utilized the reinvestment feature, contributing $88.1 million of additional interests into the CLO.

The following table is a summary of our CLO as of September 30, 2020 and December 31, 2019 (amounts in thousands):

		Face	Carrying	Weighted
September 30, 2020	Count	Amount	Value	Average Spread		Maturity
Collateral assets	24	$1,099,672	$1,099,558	LIBOR + 3.83%	(a)	Feb 2024	(b)
Financing	1	936,375	929,931	LIBOR + 1.64%	(c)	July 2038	(d)

December 31, 2019
Collateral assets	20	$1,073,504	$1,073,504	LIBOR + 3.34%	(a)	Nov 2023	(b)
Financing	1	936,375	928,060	LIBOR + 1.65%	(c)	July 2038	(d)
(a)	Represents the weighted-average coupon earned on variable rate loans during the respective year-to-date period. Of the loans financed by the CLO as of September 30, 2020, 9% earned fixed-rate weighted average interest of 6.84%.
(b)	Represents the weighted-average maturity, assuming the extended contractual maturity of the collateral assets.
(c)	Represents the weighted-average cost of financing incurred during the respective year-to-date period, inclusive of deferred issuance costs.
(d)	Repayments of the CLO are tied to timing of the related collateral asset repayments. The term of the CLO financing obligation represents the legal final maturity date.

We incurred $9.2 million of issuance costs in connection with the CLO, which are amortized on an effective yield basis over the estimated life of the CLO. For the three and nine months ended September 30, 2020, approximately $0.7 million and $1.9 million, respectively, of amortization of deferred financing costs was included in interest expense on our condensed consolidated statements of operations. As of September 30, 2020 and December 31, 2019, our unamortized issuance costs were $6.4 million and $8.3 million, respectively.

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

	Repurchase	Other Secured
	Agreements	Financing	CLO		Total
2020 (remainder of)	$80,429	$311,142	$—		$391,571
2021	764,290	782,007	—		1,546,297
2022	1,364,073	547,960	—		1,912,033
2023	1,108,155	706,658	—		1,814,813
2024	843,591	235,852	—		1,079,443
Thereafter	1,388,234	1,569,771	936,375	(a)	3,894,380
Total	$5,548,772	$4,153,390	$936,375		$10,638,537
(a)	Assumes utilization of the reinvestment feature.

10. Unsecured Senior Notes

The following table is a summary of our unsecured senior notes outstanding as of September 30, 2020 and December 31, 2019 (dollars in thousands):

					Remaining
	Coupon		Effective	Maturity	Period of		Carrying Value at
	Rate		Rate (1)	Date	Amortization		September 30, 2020	December 31, 2019
2021 Senior Notes (February)	3.63%	(2)	3.89%	2/1/2021	0.3	years	$500,000	$500,000
2021 Senior Notes (December)	5.00%		5.32%	12/15/2021	1.2	years	700,000	700,000
2023 Convertible Notes	4.38%		4.86%	4/1/2023	2.5	years	250,000	250,000
2025 Senior Notes	4.75%	(3)	5.04%	3/15/2025	4.5	years	500,000	500,000
Total principal amount							1,950,000	1,950,000
Unamortized discount—Convertible Notes							(2,826)	(3,610)
Unamortized discount—Senior Notes							(8,790)	(12,144)
Unamortized deferred financing costs							(3,829)	(5,624)
Carrying amount of debt components							$1,934,555	$1,928,622
Carrying amount of conversion option equity components recorded in additional paid-in capital for outstanding convertible notes							$3,755	$3,755
(1)	Effective rate includes the effects of underwriter purchase discount and the adjustment for the conversion option on our Convertible Notes, the value of which reduced the initial liability and was recorded in additional paid-in-capital.
(2)	The coupon on the February 2021 Senior Notes is 3.63%. At closing, we swapped the notes to a floating rate of LIBOR + 1.28%.
(3)	The coupon on the 2025 Senior Notes is 4.75%. At closing, we swapped $470.0 million of the notes to a floating rate of LIBOR + 2.53%.

Our unsecured senior notes contain certain financial tests and covenants. As of September 30, 2020, we were in compliance with all such covenants.

Convertible Senior Notes

We recognized interest expense of $3.1 million and $9.2 million during the three and nine months ended September 30, 2020, respectively, from our unsecured Convertible Notes. We recognized interest expense of $3.1 million and $9.3 million during the three and nine months ended September 30, 2019, respectively, from our unsecured Convertible Notes.

The following table details the conversion attributes of our Convertible Notes outstanding as of September 30, 2020:

	September 30, 2020
	Conversion	Conversion
	Rate (1)	Price (2)
2023 Convertible Notes	38.5959	$25.91
(1)	The conversion rate represents the number of shares of common stock issuable per $1,000 principal amount of Convertible Notes converted, as adjusted in accordance with the indentures governing the Convertible Notes (including the applicable supplemental indentures).

(2)	As of September 30, 2020, the market price of the Company’s common stock was $15.09 per share.

The if-converted value of the 2023 Convertible Notes was less than their principal amount by $104.4 million at September 30, 2020 as the closing market price of the Company’s common stock of $15.09 was less than the implicit conversion price of $25.91 per share. The if-converted value of the principal amount of the 2023 Convertible Notes was $145.6 million as of September 30, 2020.

11. Loan Securitization/Sale Activities

As described below, we regularly sell loans and notes under various strategies. We evaluate such sales as to whether they meet the criteria for treatment as a sale—legal isolation, ability of transferee to pledge or exchange the transferred assets without constraint and transfer of control.

Loan Securitizations

Within the Investing and Servicing Segment, we originate commercial mortgage loans with the intent to sell these mortgage loans to VIEs for the purposes of securitization. These VIEs then issue CMBS that are collateralized in part by these assets, as well as other assets transferred to the VIE by third parties. Within the Commercial and Residential Lending Segment, we acquire residential mortgage loans with the intent to sell these mortgage loans to VIEs for the purpose of securitization. These VIEs then issue RMBS that are collateralized by these assets. In certain instances, we retain an interest in the CMBS or RMBS VIE and/or serve as special servicer or servicing administrator for the VIE. In these circumstances, we generally consolidate the VIE into which the loans were sold. The following summarizes the face amount and proceeds of commercial and residential loans securitized for the three and nine months ended September 30, 2020 and 2019 (amounts in thousands):

	Commercial Loans		Residential Loans
	Face Amount	Proceeds	Face Amount	Proceeds
For the Three Months Ended September 30,
2020	$151,295	$157,497	$478,911	$499,321
2019	262,528	274,714	545,976	569,590
For the Nine Months Ended September 30,
2020	$487,130	$509,890	$1,443,691	$1,487,761
2019	787,160	826,932	886,187	921,602

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

	Loan Transfers Accounted for as Sales
	Commercial		Residential
	Face Amount (1)	Proceeds (1)	Face Amount	Proceeds
For the Three Months Ended September 30,
2020	$—	$—	$—	$—
2019	53,288	53,249	1,684	1,743
For the Nine Months Ended September 30,
2020	$399,132	$396,078	$550	$604
2019	554,710	551,700	25,526	26,260
(1)	During the nine months ended September 30, 2020, we sold $230.9 million and $168.2 million of senior interests in first mortgage loans and whole loan interests, respectively, for proceeds of $224.1 million and $172.0 million, respectively. During the nine months ended September 30, 2019, all sales were of senior interests in first mortgage loans.

During the nine months ended September 30, 2020, losses recognized by the Commercial and Residential Lending Segment on sales of commercial loans were $1.0 million. There were no sales of commercial loans during the three months ended September 30, 2020. During the three and nine months ended September 30, 2019, gains recognized by the Commercial and Residential Lending Segment on sales of commercial loans were $0.5 million and $3.5 million, respectively. The sale of residential loans does not result in a discrete gain or loss since they are carried under the fair value option.

Infrastructure Loan Sales

During the nine months ended September 30, 2020, the Infrastructure Lending Segment sold loans held-for-sale with an aggregate face amount of $38.7 million for proceeds of $38.4 million, recognizing gains of $0.3 million. There were no sales of loans by the Infrastructure Lending Segment during the three months ended September 30, 2020. During the three and nine months ended September 30, 2019, the Infrastructure Lending Segment sold loans held-for-sale with an aggregate face amount of $47.3 million and $404.1 million, respectively, for proceeds of $47.0 million and $393.3 million. A gain of $3.1 million was recognized during the nine months ended September 30, 2019. There was no gain recognized during the three months ended September 30, 2019. In connection with these sales, we sold an interest rate swap guarantee for cash payment of $3.1 million and recognized a decrease in fair value of $2.7 million within (loss) gain on derivative financial instruments, net in our condensed consolidated statement of operations during the nine months ended September 30, 2019. Refer to Note 12 for further discussion of our interest rate swap guarantees.

12. Derivatives and Hedging Activity

Risk Management Objective of Using Derivatives

We are exposed to certain risks arising from both our business operations and economic conditions. Refer to Note 13 to the consolidated financial statements included in our Form 10-K for further discussion of our risk management objectives and policies.

Designated Hedges

The Company does not generally elect to apply the hedge accounting designation to its hedging instruments. As of September 30, 2020 and December 31, 2019, the Company did not have any designated hedges.

Non-designated Hedges and Derivatives

We have entered into the following types of non-designated hedges and derivatives:

●	Foreign exchange (“Fx”) forwards whereby we agree to buy or sell a specified amount of foreign currency for a specified amount of USD at a future date, economically fixing the USD amounts of foreign denominated cash flows we expect to receive or pay related to certain foreign denominated loan investments and properties;
●	Interest rate contracts which hedge a portion of our exposure to changes in interest rates;
●	Credit index instruments which hedge a portion of our exposure to the credit risk of our commercial loans held-for-sale; and
●	Interest rate swap guarantees whereby we guarantee the interest rate swap obligations of certain Infrastructure Lending borrowers. Our interest rate swap guarantees were assumed in connection with the acquisition of the Infrastructure Lending Segment.

The following table summarizes our non-designated derivatives as of September 30, 2020 (notional amounts in thousands):

Type of Derivative	Number of Contracts	Aggregate Notional Amount	Notional Currency	Maturity
Fx contracts – Buy Euros ("EUR")	1	1,915	EUR	November 2022
Fx contracts – Sell EUR	289	250,530	EUR	October 2020 – November 2025
Fx contracts – Sell Pounds Sterling ("GBP")	120	373,948	GBP	October 2020 – May 2024
Fx contracts – Sell Australian dollar ("AUD")	13	126,546	AUD	August 2021 – November 2021
Interest rate swaps – Paying fixed rates	56	1,755,593	USD	March 2023 – September 2030
Interest rate swaps – Receiving fixed rates	2	970,000	USD	January 2021 - March 2025
Interest rate caps	22	951,462	USD	October 2020 – April 2025
Credit index instruments	4	69,000	USD	September 2058 – August 2061
Interest rate swap guarantees	6	383,080	USD	March 2022 – June 2025
Total	513

The table below presents the fair value of our derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019 (amounts in thousands):

	Fair Value of Derivatives		Fair Value of Derivatives
	in an Asset Position (1) as of		in a Liability Position (2) as of
	September 30,	December 31,	September 30,	December 31,
	2020	2019	2020	2019
Interest rate contracts	$38,479	$14,385	$3,097	$—
Interest rate swap guarantees	—	—	958	614
Foreign exchange contracts	25,805	14,558	9,397	7,834
Credit index instruments	541	—	—	292
Total derivatives	$64,825	$28,943	$13,452	$8,740
(1)	Classified as derivative assets in our condensed consolidated balance sheets.

(2)	Classified as derivative liabilities in our condensed consolidated balance sheets.

The tables below present the effect of our derivative financial instruments on the condensed consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019 (amounts in thousands):

		Amount of Gain (Loss)		Amount of Gain (Loss)
		Recognized in Income for the		Recognized in Income for the
Derivatives Not Designated	Location of Gain (Loss)	Three Months Ended September 30,		Nine Months Ended September 30,
as Hedging Instruments	Recognized in Income	2020	2019	2020	2019
Interest rate contracts	(Loss) gain on derivative financial instruments	$259	$(7,898)	$(52,129)	$(21,733)
Interest rate swap guarantees	(Loss) gain on derivative financial instruments	260	(468)	(345)	(3,640)
Foreign exchange contracts	(Loss) gain on derivative financial instruments	(28,514)	30,426	17,644	46,116
Credit index instruments	(Loss) gain on derivative financial instruments	(102)	(127)	345	(1,049)
		$(28,097)	$21,933	$(34,485)	$19,694

13. Offsetting Assets and Liabilities

The following tables present the potential effects of netting arrangements on our financial position for financial assets and liabilities within the scope of ASC 210-20, Balance Sheet—Offsetting, which for us are derivative assets and liabilities as well as repurchase agreement liabilities (amounts in thousands):

				(iv)
				Gross Amounts Not
				Offset in the Statement
		(ii)	(iii) = (i) - (ii)	of Financial Position
		Gross Amounts	Net Amounts		Cash
	(i)	Offset in the	Presented in		Collateral
	Gross Amounts	Statement of	the Statement of	Financial	Received /	(v) = (iii) - (iv)
	Recognized	Financial Position	Financial Position	Instruments	Pledged	Net Amount
As of September 30, 2020
Derivative assets	$64,825	$—	$64,825	$9,397	$39,842	$15,586
Derivative liabilities	$13,452	$—	$13,452	$9,397	$3,097	$958
Repurchase agreements	5,548,772	—	5,548,772	5,548,772	—	—
	$5,562,224	$—	$5,562,224	$5,558,169	$3,097	$958
As of December 31, 2019
Derivative assets	$28,943	$—	$28,943	$5,312	$14,208	$9,423
Derivative liabilities	$8,740	$—	$8,740	$5,312	$292	$3,136
Repurchase agreements	4,609,457	—	4,609,457	4,609,457	—	—
	$4,618,197	$—	$4,618,197	$4,614,769	$292	$3,136

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

The following table details the assets and liabilities of our consolidated CLO as of September 30, 2020 and December 31, 2019 (amounts in thousands):

	September 30, 2020	December 31, 2019
Assets:
Loans held-for-investment	$1,099,558	1,073,504
Accrued interest receivable	3,082	3,129
Other assets	328	26,496
Total Assets	$1,102,968	$1,103,129
Liabilities
Accounts payable, accrued expenses and other liabilities	$621	$1,362
Collateralized loan obligations, net	929,931	928,060
Total Liabilities	$930,552	$929,422

Assets held by this CLO are restricted and can be used only to settle obligations of the CLO, including the subordinate interests owned by us. The liabilities of this CLO are non-recourse to us and can only be satisfied from the assets of the CLO.

We also hold controlling interests in other non-securitization entities that are considered VIEs. SPT Dolphin Intermediate LLC (“SPT Dolphin”), the entity which holds the Woodstar II Portfolio, is a VIE because the third party interest holders do not carry kick-out rights or substantive participating rights. We were deemed to be the primary beneficiary of the VIE because we possess both the power to direct the activities of the VIE that most significantly impact its economic performance and a significant economic interest in the entity. This VIE had total assets of $676.5 million and liabilities of $446.8 million as of September 30, 2020.

In December 2019, we entered into a newly-formed joint venture (the “CMBS JV”) within our Investing and Servicing Segment, which is considered a VIE because the third party interest holder does not carry kick-out rights or substantive participating rights. We hold a 51% ownership interest and are deemed the primary beneficiary of the CMBS JV. This VIE had total assets of $332.4 million and liabilities of $84.8 million as of September 30, 2020. Refer to Note 16 for further discussion.

In addition to the above non-securitization entities, we have smaller VIEs with total assets of $97.3 million and liabilities of $53.8 million as of September 30, 2020.

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

As of September 30, 2020, five of our collateralized debt obligation (“CDO”) structures within our Investing and Servicing Segment were in default or imminent default, which, pursuant to the underlying indentures, changes the rights of the variable interest holders. Upon default of a CDO, the trustee or senior note holders are allowed to exercise certain rights, including liquidation of the collateral, which at that time, is the activity which would most significantly impact the CDO’s economic performance. Further, when the CDO is in default, the collateral administrator no longer has the option to purchase securities from the CDO. In cases where the CDO is in default and we do not have the ability to exercise rights which would most significantly impact the CDO’s economic performance, we do not consolidate the VIE. As of September 30, 2020, none of these five CDO structures were consolidated.

As noted above, we are not obligated to provide, nor have we provided, any financial support for any of our securitization VIEs, whether or not we are deemed to be the primary beneficiary. As such, the risk associated with our involvement in these VIEs is limited to the carrying value of our investment in the entity. As of September 30, 2020, our maximum risk of loss related to securitization VIEs in which we were not the primary beneficiary was $23.5 million on a fair value basis.

As of September 30, 2020, the securitization VIEs which we do not consolidate had debt obligations to beneficial interest holders with unpaid principal balances, excluding the notional value of interest-only securities, of $4.1 billion. The corresponding assets are comprised primarily of commercial mortgage loans with unpaid principal balances corresponding to the amounts of the outstanding debt obligations.

We also hold passive non-controlling interests in certain unconsolidated entities that are considered VIEs. We are not the primary beneficiaries of these VIEs as we do not possess the power to direct the activities of the VIEs that most significantly impact their economic performance and therefore report our interests, which totaled $21.8 million as of September 30, 2020, within investment in unconsolidated entities on our condensed consolidated balance sheet. Our maximum risk of loss is limited to our carrying value of the investments.

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

Base Management Fee. For both the three months ended September 30, 2020 and 2019, approximately $19.2 million was incurred for base management fees. For the nine months ended September 30, 2020 and 2019, approximately $57.4 million and $57.7 million, respectively, was incurred for base management fees. In April 2020, our board of directors authorized the payment of our first quarter base management fee of $19.1 million in 1,422,143 shares of our common stock. As of September 30, 2020 and December 31, 2019, there were $19.2 million and $19.3 million, respectively, of unpaid base management fees included in related-party payable in our condensed consolidated balance sheets.

Incentive Fee. There were no incentive fees incurred during the three months ended September 30, 2020 and $1.8 million were incurred during the three months ended September 30, 2019. For the nine months ended September 30, 2020 and 2019, approximately $15.8 million and $2.0 million, respectively, was incurred for incentive fees. As of December 31, 2019, there were $18.1 million of unpaid incentive fees included in related-party payable in our condensed consolidated balance sheets. There were no unpaid incentive fees as of September 30, 2020.

Expense Reimbursement. For the three months ended September 30, 2020 and 2019, approximately $1.5 million and $1.9 million, respectively, was incurred for executive compensation and other reimbursable expenses and recognized within general and administrative expenses in our condensed consolidated statements of operations. For the nine months ended September 30, 2020 and 2019, approximately $5.2 million and $5.8 million, respectively, was incurred for executive compensation and other reimbursable expenses. As of September 30, 2020 and December 31, 2019, approximately $2.9 million and $3.5 million, respectively, of unpaid reimbursable executive compensation and other expenses were included in related-party payable in our condensed consolidated balance sheets.

Equity Awards. In certain instances, we issue RSAs to certain employees of affiliates of our Manager who perform services for us. There were no RSAs granted during the three months ended September 30, 2020 or 2019. Expenses related to the vesting of awards to employees of affiliates of our Manager were $0.1 million and $1.2 million during the three months ended September 30, 2020 and 2019, respectively, and are reflected in general and administrative expenses in our condensed consolidated statements of operations. During the nine months ended September 30, 2020 and 2019, we granted 341,635 and 182,861 RSAs, respectively, at grant date fair values of $3.9 million and $4.1 million, respectively. Expenses related to the vesting of awards to employees of affiliates of our Manager were $2.5 million and $3.0 million during the nine months ended September 30, 2020 and 2019, respectively. These shares generally vest over a three-year period.

Manager Equity Plan

In May 2017, the Company’s shareholders approved the Starwood Property Trust, Inc. 2017 Manager Equity Plan (the “2017 Manager Equity Plan”), which replaced the Starwood Property Trust, Inc. Manager Equity Plan (“Manager Equity Plan”). In September 2019, we granted 1,200,000 RSUs to our Manager under the 2017 Manager Equity Plan. In April 2018, we granted 775,000 RSUs to our Manager under the 2017 Manager Equity Plan. In March 2017, we granted 1,000,000 RSUs to our Manager under the Manager Equity Plan. In connection with these grants and prior similar grants, we recognized share-based compensation expense of $3.4 million and $8.8 million within management fees in our condensed consolidated statements of operations for the three months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020 and 2019, we recognized $12.0 million and $15.2 million, respectively, related to these awards. Refer to Note 16 for further discussion of these grants.

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

During the three and nine months ended September 30, 2020, the Company acquired $57.6 million and $185.0 million, respectively, of loans from a residential mortgage originator in which it holds an equity interest. Refer to Note 7 for further discussion.

During the three months ended September 30, 2020, the Company amended a $4.5 million subordinated loan to a residential mortgage originator in which it holds an equity interest, to extend the maturity from September 2020 to September 2021.

During the three months ended September 30, 2020, the Company received a $245.0 million partial repayment on a first mortgage and mezzanine loan that was originated in August 2017 related to an office campus located in Irvine, California. An affiliate of our Manager has a non-controlling equity interest in the borrower.

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

Other Related-Party Arrangements

Highmark Residential (“Highmark”), an affiliate of our Manager, now provides property management services for all 32 properties within our Woodstar I Portfolio. Fees paid to Highmark are calculated as a percentage of gross receipts and are at market terms. During both the three months ended September 30, 2020 and 2019, property management fees to Highmark of $0.4 million were recognized in our condensed consolidated statements of operations. During the nine months ended September 30, 2020 and 2019, property management fees to Highmark of $1.4 million and $1.1 million, respectively, were recognized in our condensed consolidated statements of operations.

Refer to Note 16 to the consolidated financial statements included in our Form 10-K for further discussion of related-party agreements.

16. Stockholders’ Equity and Non-Controlling Interests

During the nine months ended September 30, 2020, our board of directors declared the following dividends:

Declaration Date	Record Date	Ex-Dividend Date	Payment Date	Amount	Frequency
9/16/20	9/30/20	9/29/20	10/15/20	$0.48	Quarterly
6/16/20	6/30/20	6/29/20	7/15/20	0.48	Quarterly
2/25/20	3/31/20	3/30/20	4/15/20	0.48	Quarterly

During the nine months ended September 30, 2020 and 2019, there were no shares issued under our At-The-Market Equity Offering Sales Agreement. During the nine months ended September 30, 2020 and 2019, shares issued under the Starwood Property Trust, Inc. Dividend Reinvestment and Direct Stock Purchase Plan (the “DRIP Plan”) were not material.

In February 2020, our board of directors authorized the repurchase of up to $400.0 million of our outstanding common shares and Convertible Notes over a period of one year. Purchases made pursuant to the program will be made either in the open market or in privately negotiated transactions from time to time as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases are discretionary and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. During the nine months ended September 30, 2020, we repurchased 1,925,421 shares of common stock for $28.8 million and no Convertible Notes under our repurchase program. As of September 30, 2020, we had $371.2 million of remaining capacity to repurchase common stock and/or Convertible Notes under the repurchase program.

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

The table below summarizes our share awards granted or vested under the Manager Equity Plan and the 2017 Manager Equity Plan during the nine months ended September 30, 2020 and 2019 (dollar amounts in thousands):

Grant Date	Type	Amount Granted	Grant Date Fair Value	Vesting Period
September 2019	RSU	1,200,000	$29,484	(1)
April 2018	RSU	775,000	16,329	3 years
March 2017	RSU	1,000,000	22,240	3 years
(1)	Of the amount granted, 218,898 vested immediately on the grant date and the remaining amount vests over a three-year period.

Schedule of Non-Vested Shares and Share Equivalents

		2017		Weighted Average
	2017	Manager		Grant Date Fair
	Equity Plan	Equity Plan	Total	Value (per share)
Balance as of January 1, 2020	1,413,170	1,305,597	2,718,767	$22.74
Granted	1,014,753	—	1,014,753	10.98
Vested	(640,727)	(522,359)	(1,163,086)	22.50
Forfeited	(20,960)	—	(20,960)	14.23
Balance as of September 30, 2020	1,766,236	783,238	2,549,474	18.23

As of September 30, 2020, there were 6.5 million shares of common stock available for future grants under the 2017 Manager Equity Plan and the 2017 Equity Plan.

Non-Controlling Interests in Consolidated Subsidiaries

In connection with our Woodstar II Portfolio acquisitions, we issued 10.2 million Class A Units in our consolidated subsidiary, SPT Dolphin, and rights to receive an additional 1.9 million Class A Units if certain contingent events occur. As of September 30, 2020, 1.8 million of the 1.9 million contingent Class A Units were issued. The Class A Units are redeemable for consideration equal to the current share price of the Company’s common stock on a one-for-one basis, with the consideration paid in either cash or the Company’s common stock, at the determination of the Company. During the nine months ended September 30, 2020, redemptions of 0.5 million of the Class A Units were received, of which 0.4 million were settled in common stock and 0.1 million were settled for $1.3 million in cash, leaving 10.5 million Class A Units outstanding as of September 30, 2020. In consolidation, the outstanding Class A Units are reflected as non-controlling interests in consolidated subsidiaries on our condensed consolidated balance sheets, the balance of which was $225.4 million and $235.9 million as of September 30, 2020 and December 31, 2019, respectively.

To the extent SPT Dolphin has sufficient cash available, the Class A Units earn a preferred return indexed to the dividend rate of the Company’s common stock. Any distributions made pursuant to this waterfall are recognized within net income attributable to non-controlling interests in our condensed consolidated statements of operations. During the three and nine months ended September 30, 2020, we recognized net income attributable to non-controlling interests of $5.1 million and $15.3 million, respectively, associated with these Class A Units. During the three and nine months ended September 30, 2019, we recognized net income attributable to non-controlling interests of $5.2 million and $16.3 million, respectively, associated with these Class A Units.

As discussed in Note 14, we entered into the CMBS JV within our Investing and Servicing Segment in December 2019. Because the CMBS JV was deemed a VIE for which we were the primary beneficiary, this transaction was not recognized as a sale for GAAP purposes. Instead, the 49% interest of our joint venture partner is reflected as a non-controlling interest in consolidated subsidiaries on our consolidated balance sheets, and any net income attributable to this 49% joint venture interest is reflected within net income attributable to non-controlling interests in our consolidated statement of operations. The non-controlling interests in the CMBS JV were $127.8 million and $175.6 million as of September 30, 2020 and December 31, 2019, respectively. During the three and nine months ended September 30, 2020, net income attributable to non-controlling interests was $6.8 million and $7.6 million, respectively.

17. Earnings per Share

The following table provides a reconciliation of net income and the number of shares of common stock used in the computation of basic EPS and diluted EPS (amounts in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Basic Earnings
Income attributable to STWD common stockholders	$151,834	$140,396	$224,721	$337,795
Less: Income attributable to participating shares not already deducted as non-controlling interests	(1,721)	(1,205)	(3,422)	(2,779)
Basic earnings	$150,113	$139,191	$221,299	$335,016

Diluted Earnings
Income attributable to STWD common stockholders	$151,834	$140,396	$224,721	$337,795
Less: Income attributable to participating shares not already deducted as non-controlling interests	(1,721)	(1,205)	(3,422)	(2,779)
Add: Interest expense on Convertible Notes (1)	3,055	3,071	*	9,306
Add: Undistributed earnings to participating shares	663	188	—	—
Less: Undistributed earnings reallocated to participating shares	(642)	(182)	—	—
Diluted earnings	$153,189	$142,268	$221,299	$344,322

Number of Shares:
Basic — Average shares outstanding	282,596	279,992	281,686	278,934
Effect of dilutive securities — Convertible Notes (1)	9,649	9,649	*	9,857
Effect of dilutive securities — Contingently issuable shares	—	38	—	38
Effect of dilutive securities — Unvested non-participating shares	213	233	182	192
Diluted — Average shares outstanding	292,458	289,912	281,868	289,021

Earnings Per Share Attributable to STWD Common Stockholders:
Basic	$0.53	$0.50	$0.79	$1.20
Diluted	$0.52	$0.49	$0.79	$1.19
(1)	The Company does not intend to fully settle the principal amount of the Convertible Notes in cash upon conversion. Accordingly, under GAAP, the dilutive effect to EPS for the periods presented above is determined using the “if-converted” method whereby interest expense or any loss on extinguishment of our Convertible Notes is added back to the diluted EPS numerator and the full number of potential shares contingently issuable upon their conversion is included in the diluted EPS denominator, if dilutive. Refer to Note 10 for further discussion.

* Our Convertible Notes were not dilutive for the nine months ended September 30, 2020.

As of September 30, 2020 and 2019, participating shares of 12.8 million and 13.4 million, respectively, were excluded from the computation of diluted shares as their effect was already considered under the more dilutive two-class method used above. Such participating shares at September 30, 2020 and 2019 included 10.5 million and 10.9 million potential shares, respectively, of our common stock issuable upon redemption of the Class A Units in SPT Dolphin, as discussed in Note 16.

18. Accumulated Other Comprehensive Income

The changes in AOCI by component are as follows (amounts in thousands):

	Cumulative
	Unrealized Gain
	(Loss) on	Foreign
	Available-for-	Currency
	Sale Securities	Translation	Total
Three Months Ended September 30, 2020
Balance at July 1, 2020	$42,930	$(64)	$42,866
OCI before reclassifications	(581)	—	(581)
Amounts reclassified from AOCI	—	—	—
Net period OCI	(581)	—	(581)
Balance at September 30, 2020	$42,349	$(64)	$42,285
Three Months Ended September 30, 2019
Balance at July 1, 2019	$53,049	$4,075	$57,124
OCI before reclassifications	(520)	(4,168)	(4,688)
Amounts reclassified from AOCI	(59)	—	(59)
Net period OCI	(579)	(4,168)	(4,747)
Balance at September 30, 2019	$52,470	$(93)	$52,377
Nine Months Ended September 30, 2020
Balance at January 1, 2020	$50,996	$(64)	$50,932
OCI before reclassifications	(8,647)	—	(8,647)
Amounts reclassified from AOCI	—	—	—
Net period OCI	(8,647)	—	(8,647)
Balance at September 30, 2020	$42,349	$(64)	$42,285
Nine Months Ended September 30, 2019
Balance at January 1, 2019	$53,515	$5,145	$58,660
OCI before reclassifications	(986)	(5,238)	(6,224)
Amounts reclassified from AOCI	(59)	—	(59)
Net period OCI	(1,045)	(5,238)	(6,283)
Balance at September 30, 2019	$52,470	$(93)	$52,377

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level II of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level III inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of September 30, 2020 and December 31, 2019, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level II of the fair value hierarchy.

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

Fair Value Disclosures

The following tables present our financial assets and liabilities carried at fair value on a recurring basis in the condensed consolidated balance sheets by their level in the fair value hierarchy as of September 30, 2020 and December 31, 2019 (amounts in thousands):

	September 30, 2020
	Total	Level I	Level II	Level III
Financial Assets:
Loans under fair value option	$1,269,080	$—	$—	$1,269,080
RMBS	170,270	—	—	170,270
CMBS	23,489	—	1,640	21,849
Equity security	10,058	10,058	—	—
Domestic servicing rights	14,589	—	—	14,589
Derivative assets	64,825	—	64,825	—
VIE assets	64,477,475	—	—	64,477,475
Total	$66,029,786	$10,058	$66,465	$65,953,263
Financial Liabilities:
Derivative liabilities	$13,452	$—	$13,452	$—
VIE liabilities	62,876,265	—	60,560,959	2,315,306
Total	$62,889,717	$—	$60,574,411	$2,315,306

	December 31, 2019
	Total	Level I	Level II	Level III
Financial Assets:
Loans under fair value option	$1,436,194	$—	$—	$1,436,194
RMBS	189,576	—	—	189,576
CMBS	37,360	—	12,352	25,008
Equity security	12,664	12,664	—	—
Domestic servicing rights	16,917	—	—	16,917
Derivative assets	28,943	—	28,943	—
VIE assets	62,187,175	—		62,187,175
Total	$63,908,829	$12,664	$41,295	$63,854,870
Financial Liabilities:
Derivative liabilities	$8,740	$—	$8,740	$—
VIE liabilities	60,743,494	—	58,206,102	2,537,392
Total	$60,752,234	$—	$58,214,842	$2,537,392

The changes in financial assets and liabilities classified as Level III are as follows for the three and nine months ended September 30, 2020 and 2019 (amounts in thousands):

				Domestic
	Loans at			Servicing		VIE
Three Months Ended September 30, 2020	Fair Value	RMBS	CMBS	Rights	VIE Assets	Liabilities	Total
July 1, 2020 balance	$894,613	$174,281	$21,891	$13,955	$64,175,387	$(2,129,529)	$63,150,598
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	61,384	—	(56)	634	(202,560)	(30,577)	(171,175)
Net accretion	—	2,633	—	—	—	—	2,633
Included in OCI	—	(581)	—	—	—	—	(581)
Purchases / Originations	1,013,158	—	—	—	—	—	1,013,158
Sales	(656,818)	—	—	—	—	—	(656,818)
Cash repayments / receipts	(43,257)	(6,063)	(213)	—	—	(329)	(49,862)
Transfers into Level III	—	—	—	—	—	(485,332)	(485,332)
Transfers out of Level III	—	—	—	—	—	322,888	322,888
Consolidation of VIEs	—	—	—	—	512,300	—	512,300
Deconsolidation of VIEs	—	—	227	—	(7,652)	7,573	148
September 30, 2020 balance	$1,269,080	$170,270	$21,849	$14,589	$64,477,475	$(2,315,306)	$63,637,957
Amount of unrealized gains (losses) attributable to assets still held at September 30, 2020:
Included in earnings	$8,864	$2,633	$(56)	$634	$(194,147)	$(30,577)	$(212,649)
Included in OCI	$—	$(581)	$—	$—	$—	$—	$(581)

				Domestic
	Loans at			Servicing		VIE
Three Months Ended September 30, 2019	Fair Value	RMBS	CMBS	Rights	VIE Assets	Liabilities	Total
July 1, 2019 balance	$1,372,398	$200,874	$34,283	$18,874	$57,667,606	$(2,374,002)	$56,920,033
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	32,512	—	432	(625)	(380,973)	28,005	(320,649)
Net accretion	—	2,446	—	—	—	—	2,446
Included in OCI	—	(578)	—	—	—	—	(578)
Purchases / Originations	1,123,553	—	5,165	—	—	—	1,128,718
Sales	(846,047)	—	—	—	—	—	(846,047)
Issuances	—	—	—	—	—	(22,958)	(22,958)
Cash repayments / receipts	(33,054)	(7,445)	(3,343)	—	—	(12,516)	(56,358)
Transfers into Level III	—	—	—	—	—	(122,911)	(122,911)
Transfers out of Level III	(225,813)	—	—	—	—	319,727	93,914
Consolidation of VIEs	—	—	—	—	1,999,780	(85,450)	1,914,330
Deconsolidation of VIEs	—	—	(657)	—	(37,359)	—	(38,016)
September 30, 2019 balance	$1,423,549	$195,297	$35,880	$18,249	$59,249,054	$(2,270,105)	$58,651,924
Amount of unrealized gains (losses) included in earnings attributable to assets still held at September 30, 2019	$4,537	$2,390	$434	$(625)	$(380,973)	$28,005	$(346,232)

				Domestic
	Loans at			Servicing		VIE
Nine Months Ended September 30, 2020	Fair Value	RMBS	CMBS	Rights	VIE Assets	Liabilities	Total
January 1, 2020 balance	$1,436,194	$189,576	$25,008	$16,917	$62,187,175	$(2,537,392)	$61,317,478
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	79,700	—	5,331	(2,328)	(1,291,705)	107,019	(1,101,983)
Net accretion	—	7,967	—	—	—	—	7,967
Included in OCI	—	(8,647)	—	—	—	—	(8,647)
Purchases / Originations	1,900,738	—	—	—	—	—	1,900,738
Sales	(1,998,255)	—	(7,940)	—	—	—	(2,006,195)
Issuances	—	—	—	—	—	(24,376)	(24,376)
Cash repayments / receipts	(149,297)	(18,626)	(777)	—	—	(9,589)	(178,289)
Transfers into Level III	—	—	—	—	—	(1,242,539)	(1,242,539)
Transfers out of Level III	—	—	—	—	—	1,455,093	1,455,093
Consolidation of VIEs	—	—	—	—	3,589,657	(71,095)	3,518,562
Deconsolidation of VIEs	—	—	227	—	(7,652)	7,573	148
September 30, 2020 balance	$1,269,080	$170,270	$21,849	$14,589	$64,477,475	$(2,315,306)	$63,637,957
Amount of unrealized gains (losses) attributable to assets still held at September 30, 2020:
Included in earnings	$8,551	$7,967	$(1,055)	$(2,328)	$(1,213,498)	$107,019	$(1,093,344)
Included in OCI	$—	$(8,647)	$—	$—	$—	$—	$(8,647)

				Domestic
	Loans at			Servicing		VIE
Nine Months Ended September 30, 2019	Fair Value	RMBS	CMBS	Rights	VIE Assets	Liabilities	Total
January 1, 2019 balance	$671,282	$209,079	$25,228	$20,557	$53,446,364	$(1,441,446)	$52,931,064
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	65,669	—	1,153	(2,308)	39,961	51,907	156,382
Net accretion	—	7,484	—	—	—	—	7,484
Included in OCI	—	(1,044)	—	—	—	—	(1,044)
Purchases / Originations	2,775,787	—	5,165	—	—	—	2,780,952
Sales	(1,774,794)	—	(3,978)	—	—	—	(1,778,772)
Issuances	—	—	—	—	—	(81,681)	(81,681)
Cash repayments / receipts	(88,582)	(20,222)	(8,933)	—	—	(15,786)	(133,523)
Transfers into Level III	—	—	5,350	—	—	(1,374,505)	(1,369,155)
Transfers out of Level III	(225,813)	—	—	—	—	750,546	524,733
Consolidation of VIEs	—	—	—	—	6,103,915	(193,300)	5,910,615
Deconsolidation of VIEs	—	—	11,895	—	(341,186)	34,160	(295,131)
September 30, 2019 balance	$1,423,549	$195,297	$35,880	$18,249	$59,249,054	$(2,270,105)	$58,651,924
Amount of total gains (losses) included in earnings attributable to assets still held at September 30, 2019	$6,775	$7,397	$101	$(2,308)	$39,961	$51,907	$103,833

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

The following table presents the fair values, all of which are classified in Level III of the fair value hierarchy, of our financial instruments not carried at fair value on the condensed consolidated balance sheets (amounts in thousands):

	September 30, 2020		December 31, 2019
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets not carried at fair value:
Loans held-for-investment and loans held-for-sale	$10,662,245	$10,583,876	$10,034,030	$10,086,372
HTM debt securities	541,296	512,808	570,638	568,727
Financial liabilities not carried at fair value:
Secured financing agreements and CLO	$10,545,823	$10,495,587	$9,834,108	$9,826,511
Unsecured senior notes	1,934,555	1,917,805	1,928,622	2,022,283

The following is quantitative information about significant unobservable inputs in our Level III measurements for those assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

	Carrying Value at	Valuation	Unobservable	Range (Weighted Average) as of (1)
	September 30, 2020	Technique	Input	September 30, 2020	December 31, 2019
Loans under fair value option	$1,269,080	Discounted cash flow	Yield (b)	3.3% - 9.7% (4.7%)	3.4% - 5.9%
			Duration (c)	1.5 - 10.8 years (4.8 years)	1.3 - 11.3 years
RMBS	170,270	Discounted cash flow	Constant prepayment rate (a)	3.2% - 16.4% (7.3%)	3.1% - 24.9%
			Constant default rate (b)	1.3% - 5.0% (2.6%)	0.5% - 5.0%
			Loss severity (b)	0% - 79% (26%) (e)	0% - 93% (e)
			Delinquency rate (c)	8% - 28% (18%)	5% - 29%
			Servicer advances (a)	24% - 85% (61%)	27% - 85%
			Annual coupon deterioration (b)	0.0% - 0.9% (0.1%)	0% - 1.6%
			Putback amount per projected total collateral loss (d)	0% -25% (1.1%)	0% - 28%
CMBS	21,849	Discounted cash flow	Yield (b)	0% - 700.5% (6.1%)	0% - 122.9%
			Duration (c)	0 - 8.9 years (5.5 years)	0 - 9.7 years
Domestic servicing rights	14,589	Discounted cash flow	Debt yield (a)	7.75% (7.75%)	7.50%
			Discount rate (b)	15% (15%)	15%
VIE assets	64,477,475	Discounted cash flow	Yield (b)	0% - 751.1% (13.3%)	0% - 690.7%
			Duration (c)	0 - 19 years (3.9 years)	0 - 19.2 years
VIE liabilities	(2,315,306)	Discounted cash flow	Yield (b)	0% - 751.1% (13.3%)	0% - 690.7%
			Duration (c)	0 - 11.0 years (3.8 years)	0 - 12.7 years
(1)	The ranges and weighted averages of significant unobservable inputs are represented in percentages and years. Unobservable inputs were weighted by the relative carrying value of the instruments as of September 30, 2020.

Information about Uncertainty of Fair Value Measurements

(a)	Significant increase (decrease) in the unobservable input in isolation would result in a significantly higher (lower) fair value measurement.
(b)	Significant increase (decrease) in the unobservable input in isolation would result in a significantly lower (higher) fair value measurement.
(c)	Significant increase (decrease) in the unobservable input in isolation would result in either a significantly lower or higher (higher or lower) fair value measurement depending on the structural features of the security in question.
(d)	Any delay in the putback recovery date leads to a decrease in fair value for the majority of securities in our RMBS portfolio.
(e)	17% and 34% of the portfolio falls within a range of 45% - 80% as of September 30, 2020 and December 31, 2019, respectively.

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

Our TRSs engage in various real estate related operations, including special servicing of commercial real estate, originating and securitizing mortgage loans, and investing in entities which engage in real estate-related operations. As of September 30, 2020 and December 31, 2019, approximately $1.3 billion and $1.6 billion, respectively, of assets were owned by TRS entities. Our TRSs are not consolidated for U.S. federal income tax purposes, but are instead taxed as corporations. For financial reporting purposes, a provision for current and deferred taxes is established for the portion of earnings recognized by us with respect to our interest in TRSs.

The following table is a reconciliation of our U.S. federal income tax (benefit) provision determined using our statutory federal tax rate to our reported income tax (benefit) provision for the three and nine months ended September 30, 2020 and 2019 (dollars in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2020		2019		2020		2019
Federal statutory tax rate	$37,711	21.0%	$32,448	21.0%	$54,231	21.0%	$77,140	21.0%
REIT and other non-taxable loss	(24,688)	(13.7)%	(28,870)	(18.7)%	(41,697)	(16.2)%	(71,042)	(19.3)%
State income taxes	4,278	2.4%	937	0.6%	4,118	1.6%	1,597	0.4%
Federal benefit of state tax deduction	(899)	(0.5)%	(196)	(0.1)%	(865)	(0.3)%	(335)	(0.1)%
Net operating loss carryback rate differential	(1,569)	(0.9)%	—	—%	(5,286)	(2.0)%	—	—%
Intra-entity transfer	—	—%	—	—%	(3,781)	(1.5)%	—	—%
Other	10	—%	194	0.1%	96	—%	1,020	0.3%
Effective tax rate	$14,843	8.3%	$4,513	2.9%	$6,816	2.6%	$8,380	2.3%

The Company has used the discrete tax approach in calculating the tax benefit for the three and nine months ended September 30, 2020 due to the fact that a relatively small change in the Company’s projected pre-tax net income could result in a volatile effective tax rate. Under the discrete method, the Company determines its tax benefit based upon actual results as if the interim period was an annual period.

In response to the COVID-19 pandemic, the U.S. and many other governments have enacted, or are contemplating enacting, measures to provide aid and economic stimulus.  These measures include deferring the due dates of tax payments and other changes to their income and non-income-based tax laws.  The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020 in the U.S., includes measures to assist companies, including temporary changes to income and non-income-based tax laws, and to allow companies to carry back tax net operating losses (“NOLs”) generated in 2018 to 2020 to the five preceding tax years. The Company plans to carry back its NOL generated this year to a year in which the federal tax rate was 35%, resulting in a tax benefit from the NOL carryback for the three and nine months ended September 30, 2020. We continue to monitor additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service and others.

21. Commitments and Contingencies

As of September 30, 2020, our Commercial and Residential Lending Segment had future commercial loan funding commitments totaling $1.8 billion, of which we expect to fund $1.6 billion. These future funding commitments primarily relate to construction projects, capital improvements, tenant improvements and leasing commissions.

As of September 30, 2020, our Infrastructure Lending Segment had future infrastructure loan funding commitments totaling $241.6 million, including $146.2 million under revolvers and letters of credit (“LCs”), and $95.4 million under delayed draw term loans. As of September 30, 2020, $25.6 million of revolvers and LCs were outstanding.

In connection with the Infrastructure Lending Segment acquisition, we assumed guarantees of certain borrowers’ performance under existing interest rate swaps.  As of September 30, 2020, we had six outstanding guarantees on interest rate swaps maturing between March 2022 and June 2025. Refer to Note 12 for further discussion.

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

The table below presents our results of operations for the three months ended September 30, 2020 by business segment (amounts in thousands):

	Commercial and
	Residential	Infrastructure		Investing
	Lending	Lending	Property	and Servicing			Securitization
	Segment	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Revenues:
Interest income from loans	$149,972	$17,835	$—	$1,597	$—	$169,404	$—	$169,404
Interest income from investment securities	21,385	635	—	23,587	—	45,607	(33,421)	12,186
Servicing fees	110	—	—	13,749	—	13,859	(4,311)	9,548
Rental income	2,014	—	63,925	10,039	—	75,978	—	75,978
Other revenues	66	101	48	98	—	313	(2)	311
Total revenues	173,547	18,571	63,973	49,070	—	305,161	(37,734)	267,427
Costs and expenses:
Management fees	297	—	—	221	22,596	23,114	13	23,127
Interest expense	38,422	8,914	16,180	5,425	27,040	95,981	—	95,981
General and administrative	12,483	3,568	1,094	18,813	3,436	39,394	84	39,478
Acquisition and investment pursuit costs	757	62	—	65	—	884	—	884
Costs of rental operations	643	—	24,302	4,577	—	29,522	—	29,522
Depreciation and amortization	430	87	19,130	3,934	—	23,581	—	23,581
Credit loss provision (reversal), net	782	(4,369)	—	—	—	(3,587)	—	(3,587)
Other expense	77	—	95	—	—	172	—	172
Total costs and expenses	53,891	8,262	60,801	33,035	53,072	209,061	97	209,158
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	—	58,585	58,585
Change in fair value of servicing rights	—	—	—	3,960	—	3,960	(3,326)	634
Change in fair value of investment securities, net	13,611	—	—	3,249	—	16,860	(17,059)	(199)
Change in fair value of mortgage loans, net	59,402	—	—	1,982	—	61,384	—	61,384
Earnings (loss) from unconsolidated entities	3,253	(80)	—	358	—	3,531	(339)	3,192
(Loss) gain on derivative financial instruments, net	(28,577)	110	(313)	38	645	(28,097)	—	(28,097)
Foreign currency gain, net	25,302	110	14	26	—	25,452	—	25,452
Other (loss) income, net	—	—	(1)	358	—	357	—	357
Total other income (loss)	72,991	140	(300)	9,971	645	83,447	37,861	121,308
Income (loss) before income taxes	192,647	10,449	2,872	26,006	(52,427)	179,547	30	179,577
Income tax (provision) benefit	(16,700)	(86)	—	1,943	—	(14,843)	—	(14,843)
Net income (loss)	175,947	10,363	2,872	27,949	(52,427)	164,704	30	164,734
Net income attributable to non-controlling interests	(3)	—	(5,072)	(7,795)	—	(12,870)	(30)	(12,900)
Net income (loss) attributable to Starwood Property Trust, Inc.	$175,944	$10,363	$(2,200)	$20,154	$(52,427)	$151,834	$—	$151,834

The table below presents our results of operations for the three months ended September 30, 2019 by business segment (amounts in thousands):

	Commercial and
	Residential	Infrastructure		Investing
	Lending	Lending	Property	and Servicing			Securitization
	Segment	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Revenues:
Interest income from loans	$145,290	$22,763	$—	$3,977	$—	$172,030	$—	$172,030
Interest income from investment securities	18,163	810	—	32,556	—	51,529	(34,853)	16,676
Servicing fees	97	—	—	18,243	—	18,340	(4,007)	14,333
Rental income	—	—	72,251	12,403	—	84,654	—	84,654
Other revenues	258	39	125	218	—	640	(3)	637
Total revenues	163,808	23,612	72,376	67,397	—	327,193	(38,863)	288,330
Costs and expenses:
Management fees	363	—	—	18	29,829	30,210	28	30,238
Interest expense	51,844	14,422	19,020	8,891	29,142	123,319	(163)	123,156
General and administrative	7,104	4,315	2,170	22,915	3,184	39,688	78	39,766
Acquisition and investment pursuit costs	506	21	—	(364)	—	163	—	163
Costs of rental operations	765	—	24,784	6,019	—	31,568	—	31,568
Depreciation and amortization	339	15	23,106	4,809	—	28,269	—	28,269
Credit loss reversal, net	(39)	—	—	—	—	(39)	—	(39)
Other expense	77	—	46	—	—	123	—	123
Total costs and expenses	60,959	18,773	69,126	42,288	62,155	253,301	(57)	253,244
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	—	61,767	61,767
Change in fair value of servicing rights	—	—	—	57	—	57	(682)	(625)
Change in fair value of investment securities, net	(303)	—	—	22,476	—	22,173	(21,907)	266
Change in fair value of mortgage loans, net	10,088	—	—	22,433	—	32,521	—	32,521
Earnings from unconsolidated entities	2,507	—	223	253	—	2,983	(236)	2,747
Gain (loss) on sale of investments and other assets, net	482	(25)	—	20,700	—	21,157	—	21,157
Gain (loss) on derivative financial instruments, net	15,729	(109)	5,900	(6,376)	6,789	21,933	—	21,933
Foreign currency loss, net	(15,337)	(319)	(8)	—	—	(15,664)	—	(15,664)
Loss on extinguishment of debt	(857)	(2,101)	—	(194)	(1,472)	(4,624)	—	(4,624)
Other loss, net	—	(50)	—	—	—	(50)	—	(50)
Total other income (loss)	12,309	(2,604)	6,115	59,349	5,317	80,486	38,942	119,428
Income (loss) before income taxes	115,158	2,235	9,365	84,458	(56,838)	154,378	136	154,514
Income tax (provision) benefit	(3,194)	475	—	(1,794)	—	(4,513)	—	(4,513)
Net income (loss)	111,964	2,710	9,365	82,664	(56,838)	149,865	136	150,001
Net income attributable to non-controlling interests	—	—	(5,250)	(4,219)	—	(9,469)	(136)	(9,605)
Net income (loss) attributable to Starwood Property Trust, Inc.	$111,964	$2,710	$4,115	$78,445	$(56,838)	$140,396	$—	$140,396

The table below presents our results of operations for the nine months ended September 30, 2020 by business segment (amounts in thousands):

	Commercial and
	Residential	Infrastructure		Investing
	Lending	Lending	Property	and Servicing			Securitization
	Segment	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Revenues:
Interest income from loans	$492,489	$59,374	$—	$6,071	$—	$557,934	$—	$557,934
Interest income from investment securities	57,358	2,019	—	73,311	—	132,688	(90,618)	42,070
Servicing fees	424	—	—	28,782	—	29,206	(8,207)	20,999
Rental income	2,782	—	191,452	28,600	—	222,834	—	222,834
Other revenues	298	344	228	891	—	1,761	(5)	1,756
Total revenues	553,351	61,737	191,680	137,655	—	944,423	(98,830)	845,593
Costs and expenses:
Management fees	987	—	—	680	85,257	86,924	46	86,970
Interest expense	134,243	31,709	49,243	18,796	83,670	317,661	(162)	317,499
General and administrative	29,230	12,328	3,453	54,490	11,105	110,606	251	110,857
Acquisition and investment pursuit costs	2,195	1,179	12	(3)	—	3,383	—	3,383
Costs of rental operations	2,409	—	71,857	13,102	—	87,368	—	87,368
Depreciation and amortization	1,275	246	57,571	11,890	—	70,982	—	70,982
Credit loss provision, net	52,293	2,991	—	—	—	55,284	—	55,284
Other expense	230	—	432	—	—	662	—	662
Total costs and expenses	222,862	48,453	182,568	98,955	180,032	732,870	135	733,005
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	—	64,353	64,353
Change in fair value of servicing rights	—	—	—	9,606	—	9,606	(11,934)	(2,328)
Change in fair value of investment securities, net	(8,814)	—	—	(36,026)	—	(44,840)	47,972	3,132
Change in fair value of mortgage loans, net	56,895	—	—	22,805	—	79,700	—	79,700
Earnings (loss) from unconsolidated entities	3,975	(1,198)	—	30,504	—	33,281	(1,216)	32,065
(Loss) gain on sale of investments and other assets, net	(961)	296	—	7,433	—	6,768	—	6,768
(Loss) gain on derivative financial instruments, net	(9,508)	(1,328)	(35,150)	(22,896)	34,397	(34,485)	—	(34,485)
Foreign currency (loss) gain, net	(1,757)	(53)	(53)	2	—	(1,861)	—	(1,861)
Loss on extinguishment of debt	(22)	(170)	(2,185)	—	—	(2,377)	—	(2,377)
Other income, net	—	—	240	447	—	687	—	687
Total other income (loss)	39,808	(2,453)	(37,148)	11,875	34,397	46,479	99,175	145,654
Income (loss) before income taxes	370,297	10,831	(28,036)	50,575	(145,635)	258,032	210	258,242
Income tax (provision) benefit	(15,535)	3	—	8,716	—	(6,816)	—	(6,816)
Net income (loss)	354,762	10,834	(28,036)	59,291	(145,635)	251,216	210	251,426
Net income attributable to non-controlling interests	(10)	—	(15,294)	(11,191)	—	(26,495)	(210)	(26,705)
Net income (loss) attributable to Starwood Property Trust, Inc.	$354,752	$10,834	$(43,330)	$48,100	$(145,635)	$224,721	$—	$224,721

The table below presents our results of operations for the nine months ended September 30, 2019 by business segment (amounts in thousands):

	Commercial and
	Residential	Infrastructure		Investing
	Lending	Lending	Property	and Servicing			Securitization
	Segment	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Revenues:
Interest income from loans	$462,956	$74,969	$—	$8,987	$—	$546,912	$—	$546,912
Interest income from investment securities	62,438	2,563	—	88,012	—	153,013	(96,160)	56,853
Servicing fees	310	—	—	61,366	—	61,676	(13,902)	47,774
Rental income	—	—	215,098	40,686	—	255,784	—	255,784
Other revenues	714	732	291	929	26	2,692	(24)	2,668
Total revenues	526,418	78,264	215,389	199,980	26	1,020,077	(110,086)	909,991
Costs and expenses:
Management fees	1,127	—	—	54	74,924	76,105	122	76,227
Interest expense	172,012	49,257	57,142	25,152	84,878	388,441	(487)	387,954
General and administrative	20,626	13,624	5,394	61,943	10,429	112,016	258	112,274
Acquisition and investment pursuit costs	915	51	—	(387)	—	579	—	579
Costs of rental operations	1,525	—	70,846	19,503	—	91,874	—	91,874
Depreciation and amortization	695	15	70,078	15,287	—	86,075	—	86,075
Credit loss provision, net	2,046	1,196	—	—	—	3,242	—	3,242
Other expense	230	—	1,353	194	—	1,777	—	1,777
Total costs and expenses	199,176	64,143	204,813	121,746	170,231	760,109	(107)	760,002
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	—	164,761	164,761
Change in fair value of servicing rights	—	—	—	(1,617)	—	(1,617)	(691)	(2,308)
Change in fair value of investment securities, net	(2,945)	—	—	56,431	—	53,486	(52,491)	995
Change in fair value of mortgage loans, net	16,837	—	—	48,841	—	65,678	—	65,678
Earnings (loss) from unconsolidated entities	8,576	—	(42,538)	3,601	—	(30,361)	(1,275)	(31,636)
Gain on sale of investments and other assets, net	3,476	3,041	—	21,640	—	28,157	—	28,157
Gain (loss) on derivative financial instruments, net	12,024	(3,337)	(3,957)	(16,761)	31,725	19,694	—	19,694
Foreign currency loss, net	(17,025)	(102)	(7)	—	—	(17,134)	—	(17,134)
Loss on extinguishment of debt	(857)	(8,221)	—	(194)	(1,466)	(10,738)	—	(10,738)
Other loss, net	—	(50)	—	—	(73)	(123)	—	(123)
Total other income (loss)	20,086	(8,669)	(46,502)	111,941	30,186	107,042	110,304	217,346
Income (loss) before income taxes	347,328	5,452	(35,926)	190,175	(140,019)	367,010	325	367,335
Income tax (provision) benefit	(4,778)	746	(258)	(4,090)	—	(8,380)	—	(8,380)
Net income (loss)	342,550	6,198	(36,184)	186,085	(140,019)	358,630	325	358,955
Net income attributable to non-controlling interests	(392)	—	(16,322)	(4,121)	—	(20,835)	(325)	(21,160)
Net income (loss) attributable to Starwood Property Trust, Inc.	$342,158	$6,198	$(52,506)	$181,964	$(140,019)	$337,795	$—	$337,795

The table below presents our condensed consolidated balance sheet as of September 30, 2020 by business segment (amounts in thousands):

	Commercial and
	Residential	Infrastructure		Investing
	Lending	Lending	Property	and Servicing			Securitization
	Segment	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Assets:
Cash and cash equivalents	$19,111	$994	$38,119	$22,054	$298,844	$379,122	$748	$379,870
Restricted cash	69,351	31,515	7,632	22,838	—	131,336	—	131,336
Loans held-for-investment, net	9,373,503	1,544,068	—	1,081	—	10,918,652	—	10,918,652
Loans held-for-sale	747,654	—	—	265,019	—	1,012,673	—	1,012,673
Investment securities	1,152,362	39,813	—	1,097,322	—	2,289,497	(1,544,384)	745,113
Properties, net	27,123	—	1,983,124	197,575	—	2,207,822	—	2,207,822
Intangible assets	—	—	41,946	70,374	—	112,320	(38,181)	74,139
Investment in unconsolidated entities	50,850	24,664	—	45,236	—	120,750	(16,366)	104,384
Goodwill	—	119,409	—	140,437	—	259,846	—	259,846
Derivative assets	25,805	—	54	1,250	37,716	64,825	—	64,825
Accrued interest receivable	72,344	3,244	—	334	3,484	79,406	(1,376)	78,030
Other assets	24,705	4,216	70,369	52,352	11,829	163,471	3	163,474
VIE assets, at fair value	—	—	—	—	—	—	64,477,475	64,477,475
Total Assets	$11,562,808	$1,767,923	$2,141,244	$1,915,872	$351,873	$17,739,720	$62,877,919	$80,617,639
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$36,378	$8,545	$49,758	$35,796	$70,956	$201,433	$58	$201,491
Related-party payable	—	—	—	5	22,091	22,096	—	22,096
Dividends payable	—	—	—	—	138,264	138,264	—	138,264
Derivative liabilities	8,839	1,516	—	3,097	—	13,452	—	13,452
Secured financing agreements, net	5,576,092	1,243,001	1,793,731	614,055	389,013	9,615,892	—	9,615,892
Collateralized loan obligations, net	929,931	—	—	—	—	929,931	—	929,931
Unsecured senior notes, net	—	—	—	—	1,934,555	1,934,555	—	1,934,555
VIE liabilities, at fair value	—	—	—	—	—	—	62,876,265	62,876,265
Total Liabilities	6,551,240	1,253,062	1,843,489	652,953	2,554,879	12,855,623	62,876,323	75,731,946
Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Common stock	—	—	—	—	2,918	2,918	—	2,918
Additional paid-in capital	1,165,764	509,848	115,246	(124,805)	3,534,663	5,200,716	—	5,200,716
Treasury stock	—	—	—	—	(133,024)	(133,024)	—	(133,024)
Accumulated other comprehensive income (loss)	42,350	—	—	(65)	—	42,285	—	42,285
Retained earnings (accumulated deficit)	3,803,336	5,013	(42,898)	1,243,098	(5,607,563)	(599,014)	—	(599,014)
Total Starwood Property Trust, Inc. Stockholders’ Equity	5,011,450	514,861	72,348	1,118,228	(2,203,006)	4,513,881	—	4,513,881
Non-controlling interests in consolidated subsidiaries	118	—	225,407	144,691	—	370,216	1,596	371,812
Total Equity	5,011,568	514,861	297,755	1,262,919	(2,203,006)	4,884,097	1,596	4,885,693
Total Liabilities and Equity	$11,562,808	$1,767,923	$2,141,244	$1,915,872	$351,873	$17,739,720	$62,877,919	$80,617,639

The table below presents our condensed consolidated balance sheet as of December 31, 2019 by business segment (amounts in thousands):

	Commercial and
	Residential	Infrastructure		Investing
	Lending	Lending	Property	and Servicing			Securitization
	Segment	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Assets:
Cash and cash equivalents	$26,278	$2,209	$30,123	$61,693	$356,864	$477,167	$1,221	$478,388
Restricted cash	36,135	41,967	7,171	10,370	—	95,643	—	95,643
Loans held-for-investment, net	9,187,332	1,397,448	—	1,294	—	10,586,074	—	10,586,074
Loans held-for-sale	605,384	119,528	—	159,238	—	884,150	—	884,150
Investment securities	992,974	45,153	—	1,177,148	—	2,215,275	(1,405,037)	810,238
Properties, net	26,834	—	2,029,024	210,582	—	2,266,440	—	2,266,440
Intangible assets	—	—	47,303	64,644	—	111,947	(26,247)	85,700
Investment in unconsolidated entities	46,921	25,862	—	32,183	—	104,966	(20,637)	84,329
Goodwill	—	119,409	—	140,437	—	259,846	—	259,846
Derivative assets	14,718	7	3	7	14,208	28,943	—	28,943
Accrued interest receivable	45,996	3,134	133	2,388	13,242	64,893	(806)	64,087
Other assets	59,170	6,101	82,910	54,238	8,911	211,330	(7)	211,323
VIE assets, at fair value	—	—	—	—	—	—	62,187,175	62,187,175
Total Assets	$11,041,742	$1,760,818	$2,196,667	$1,914,222	$393,225	$17,306,674	$60,735,662	$78,042,336
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$30,594	$6,443	$48,370	$73,021	$53,494	$211,922	$84	$212,006
Related-party payable	—	—	—	5	40,920	40,925	—	40,925
Dividends payable	—	—	—	—	137,427	137,427	—	137,427
Derivative liabilities	7,698	750	—	292	—	8,740	—	8,740
Secured financing agreements, net	5,038,876	1,217,066	1,698,334	574,507	391,215	8,919,998	(13,950)	8,906,048
Collateralized loan obligations, net	928,060	—	—	—	—	928,060	—	928,060
Unsecured senior notes, net	—	—	—	—	1,928,622	1,928,622	—	1,928,622
VIE liabilities, at fair value	—	—	—	—	—	—	60,743,494	60,743,494
Total Liabilities	6,005,228	1,224,259	1,746,704	647,825	2,551,678	12,175,694	60,729,628	72,905,322
Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Common stock	—	—	—	—	2,874	2,874	—	2,874
Additional paid-in capital	1,522,360	529,668	208,650	(123,210)	2,995,064	5,132,532	—	5,132,532
Treasury stock	—	—	—	—	(104,194)	(104,194)	—	(104,194)
Accumulated other comprehensive income (loss)	50,996	—	—	(64)	—	50,932	—	50,932
Retained earnings (accumulated deficit)	3,463,158	6,891	5,431	1,194,998	(5,052,197)	(381,719)	—	(381,719)
Total Starwood Property Trust, Inc. Stockholders’ Equity	5,036,514	536,559	214,081	1,071,724	(2,158,453)	4,700,425	—	4,700,425
Non-controlling interests in consolidated subsidiaries	—	—	235,882	194,673	—	430,555	6,034	436,589
Total Equity	5,036,514	536,559	449,963	1,266,397	(2,158,453)	5,130,980	6,034	5,137,014
Total Liabilities and Equity	$11,041,742	$1,760,818	$2,196,667	$1,914,222	$393,225	$17,306,674	$60,735,662	$78,042,336

23. Subsequent Events

Our significant events subsequent to September 30, 2020 were as follows:

Unsecured Senior Notes

In October 2020, we issued conditional notices of redemption for our $500.0 million senior notes due February 2021.  On November 2, 2020, $250.0 million principal amount of such notes was redeemed and the remaining $250 million is subject to redemption on November 18, 2020.

In November 2020, we issued $300.0 million of 5.50% Senior Notes due 2023 which mature on November 1, 2023.

Secured Financing Agreements

In October 2020, we amended a Term Loan facility to increase borrowings by $250.0 million to $646.0 million. The Term Loan increase carries a six-year term and an annual interest rate of LIBOR + 3.50%. The proceeds were used to redeem a portion of our $500.0 million senior notes due February 2021.

In October 2020, we entered into a Residential repurchase facility to finance residential loans. The facility carries a rolling 18-month term which may reset annually with the lender’s consent and an annual interest rate of one-month LIBOR + 2.30%. The maximum facility size is $350.0 million.

Commercial Mortgage Loan Securitization

In October 2020, we received proceeds of $253.0 million from the securitization of $231.8 million of commercial loans.

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

We have four reportable business segments as of September 30, 2020 and we refer to the investments within these segments as our target assets:

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

Since the outbreak of the COVID-19 pandemic, we closed 12 payment related loan modifications, representing an aggregate principal balance of $1.3 billion and $10.6 million of interest deferrals for the quarter ended September 30, 2020. These loan modifications principally included temporary deferrals of interest and the repurposing of reserves, many of which were coupled with additional equity commitments from sponsors. We are generally encouraged by our borrowers’ initial response to the COVID-19 pandemic’s impacts on their properties. While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain investments.

Within residential lending, we continue to monitor the impact of forbearance arrangements granted by our master servicer for loans which have been securitized. In securitized transactions with advancing arrangements, the master servicer has advanced 100% of all unpaid principal and interest.

In our property segment, we collected 96% of rents due in the three months ended September 30, 2020. Collections were particularly strong in our Woodstar I and Woodstar II affordable housing portfolios, where 97% of rent due was collected. Given current demographic trends, which tend to favor flexible rental arrangements, we continue to see sustained demand in multifamily and decreased turnover.

In our infrastructure segment, we collected 100% of interest due in the three months ended September 30, 2020. We did not grant any payment related loan modifications during the three months ended September 30, 2020.

Goodwill and Intangible Assets

Goodwill is tested for impairment annually in the fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  Management considered the general economic decline and the impact of the COVID-19 pandemic, but did not identify any such event or circumstances.  However, future changes in the expectations of the impact of COVID-19 on our operations, financial performance and cash flows could cause our goodwill to be impaired.

Developments During the Third Quarter of 2020

Commercial and Residential Lending Segment

●	Originated or acquired $440.7 million of commercial loans during the quarter, including the following:

o	£180.1 million ($238.1 million) first mortgage loan on a portfolio of 27 student housing properties located in the United Kingdom, of which the Company funded $235.0 million.

o	€50.0 million ($59.3 million) first mortgage loan on a portfolio of 139 industrial assets located in the Netherlands and France, which the Company fully funded.

o	$42.7 million first mortgage and mezzanine loan on a four-acre industrially zoned land parcel located in New York, of which the Company funded $32.8 million.

o	Acquired a $94.0 million first mortgage on a loan we originated in 2019 on a 310-key New York hotel, in which we originally retained the $36.0 million mezzanine position; in connection with this acquisition, our mezzanine loan was repaid and our basis per key was reduced by 25%.

●	Funded $228.6 million of previously originated commercial loan and preferred equity commitments.

●	Received gross proceeds of $334.8 million ($110.2 million, net of debt repayments) from maturities and principal repayments on our commercial loans and single-borrower CMBS.

●	Acquired $786.6 million of residential mortgage loans.

●	Received proceeds of $499.3 million, including retained RMBS of $43.1 million, from the securitization of $478.9 million of residential mortgage loans.

Infrastructure Lending Segment

●	Acquired $25.0 million of infrastructure loans and funded $44.2 million of pre-existing infrastructure loan commitments.

●	Received proceeds of $28.1 million from principal repayments on our infrastructure loans and bonds.

Investing and Servicing Segment

●	Originated commercial conduit loans of $226.6 million. Separately, received proceeds of $157.5 million from sales of previously originated commercial conduit loans.

Developments During the Nine Months Ended September 30, 2020

Commercial and Residential Lending Segment

●	Originated or acquired $1.5 billion of commercial loans during the period, including the following:

o	£180.1 million ($238.1 million) first mortgage loan on a portfolio of 27 student housing properties located in the United Kingdom, of which the Company funded $235.0 million.
o	$220.0 million first mortgage and mezzanine loan on a 41-property extended stay portfolio located across the U.S, of which the Company funded $205.0 million.

o	$197.2 million first mortgage loan to refinance the existing leasehold debt and provide acquisition financing for the fee interest in an 878,843 square-foot, six building office park located in California, of which the Company funded $193.2 million.

o	$150.0 million first mortgage and mezzanine loan to refinance 13 newly constructed self-storage facilities located across the U.S., of which the Company funded $128.5 million.

o	$119.5 million first mortgage loan to refinance a 54-story oceanfront residential building located in Florida, of which the Company funded $101.0 million.

●	Received gross proceeds of $224.5 million and $172.1 million ($37.7 million and $172.1 million, net of debt repayments) from sales of senior interests in first mortgage loans and whole loan interests, respectively.

●	Funded $793.0 million of previously originated commercial loan and preferred equity commitments.

●	Received gross proceeds of $1.2 billion ($571.1 million, net of debt repayments) from maturities and principal repayments on our commercial loans and single-borrower CMBS.

●	Acquired $1.3 billion of residential mortgage loans.

●	Received proceeds of $1.5 billion, including retained RMBS of $257.8 million, from the securitization of $1.4 billion of residential mortgage loans.

Infrastructure Lending Segment

●	Acquired $40.2 million of infrastructure loans and funded $143.2 million of pre-existing infrastructure loan commitments.

●	Received proceeds of $38.4 million from sales of infrastructure loans and $103.6 million from maturities and principal repayments on our infrastructure loans and bonds.

Property Segment

●	Refinanced our Woodstar I Portfolio by entering into mortgage loans with total borrowings of $217.1 million. The loans carry ten-year terms and weighted average annual interest rates of LIBOR + 2.71%. A portion of the net proceeds from the mortgage loans was used to repay $117.0 million of outstanding government sponsored mortgage loans.

Investing and Servicing Segment

●	Originated commercial conduit loans of $593.3 million. Separately, received proceeds of $509.9 million from sales of previously originated commercial conduit loans.

●	Obtained nine new special servicing assignments for CMBS trusts with a total unpaid principal balance of $7.8 billion.

●	Acquired CMBS for a purchase price of $7.7 million and sold CMBS for total gross proceeds of $32.3 million, of which $10.9 million related to non-controlling interests.

●	Sold a portion of our equity interest in a servicing and advisory business and recognized a gain of $10.3 million. We further increased the value of our remaining investment to reflect the fair value as of that date based on the sales price of the interest sold and recognized a gain of $17.6 million.

●	Sold commercial real estate for gross proceeds of $24.1 million and recognized a gain of $7.4 million.

Corporate Financing

●	Repurchased 1,925,421 shares of common stock with a weighted average repurchase price of $14.95 per share for a total cost of $28.8 million.

Subsequent Events

Refer to Note 23 to the Condensed Consolidated Financial Statements for disclosure regarding significant transactions that occurred subsequent to September 30, 2020.

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

The following table compares our summarized results of operations for the three and nine months ended September 30, 2020 and 2019 by business segment (amounts in thousands):

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2020	2019	$ Change	2020	2019	$ Change
Revenues:
Commercial and Residential Lending Segment	$173,547	$163,808	$9,739	$553,351	$526,418	$26,933
Infrastructure Lending Segment	18,571	23,612	(5,041)	61,737	78,264	(16,527)
Property Segment	63,973	72,376	(8,403)	191,680	215,389	(23,709)
Investing and Servicing Segment	49,070	67,397	(18,327)	137,655	199,980	(62,325)
Corporate	—	—	—	—	26	(26)
Securitization VIE eliminations	(37,734)	(38,863)	1,129	(98,830)	(110,086)	11,256
	267,427	288,330	(20,903)	845,593	909,991	(64,398)
Costs and expenses:
Commercial and Residential Lending Segment	53,891	60,959	(7,068)	222,862	199,176	23,686
Infrastructure Lending Segment	8,262	18,773	(10,511)	48,453	64,143	(15,690)
Property Segment	60,801	69,126	(8,325)	182,568	204,813	(22,245)
Investing and Servicing Segment	33,035	42,288	(9,253)	98,955	121,746	(22,791)
Corporate	53,072	62,155	(9,083)	180,032	170,231	9,801
Securitization VIE eliminations	97	(57)	154	135	(107)	242
	209,158	253,244	(44,086)	733,005	760,002	(26,997)
Other income (loss):
Commercial and Residential Lending Segment	72,991	12,309	60,682	39,808	20,086	19,722
Infrastructure Lending Segment	140	(2,604)	2,744	(2,453)	(8,669)	6,216
Property Segment	(300)	6,115	(6,415)	(37,148)	(46,502)	9,354
Investing and Servicing Segment	9,971	59,349	(49,378)	11,875	111,941	(100,066)
Corporate	645	5,317	(4,672)	34,397	30,186	4,211
Securitization VIE eliminations	37,861	38,942	(1,081)	99,175	110,304	(11,129)
	121,308	119,428	1,880	145,654	217,346	(71,692)
Income (loss) before income taxes:
Commercial and Residential Lending Segment	192,647	115,158	77,489	370,297	347,328	22,969
Infrastructure Lending Segment	10,449	2,235	8,214	10,831	5,452	5,379
Property Segment	2,872	9,365	(6,493)	(28,036)	(35,926)	7,890
Investing and Servicing Segment	26,006	84,458	(58,452)	50,575	190,175	(139,600)
Corporate	(52,427)	(56,838)	4,411	(145,635)	(140,019)	(5,616)
Securitization VIE eliminations	30	136	(106)	210	325	(115)
	179,577	154,514	25,063	258,242	367,335	(109,093)
Income tax provision	(14,843)	(4,513)	(10,330)	(6,816)	(8,380)	1,564
Net income attributable to non-controlling interests	(12,900)	(9,605)	(3,295)	(26,705)	(21,160)	(5,545)
Net income attributable to Starwood Property Trust, Inc.	$151,834	$140,396	$11,438	$224,721	$337,795	$(113,074)

Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

Commercial and Residential Lending Segment

Revenues

For the three months ended September 30, 2020, revenues of our Commercial and Residential Lending Segment increased $9.7 million to $173.5 million, compared to $163.8 million for the three months ended September 30, 2019. This increase was primarily due to increases in interest income from loans of $4.7 million and investment securities of $3.2 million. The increase in interest income from loans was principally due to higher average balances of commercial loans, partially offset by lower average LIBOR rates (partially mitigated by the LIBOR floors on most of our commercial loans). The increase in interest income from investment securities was primarily due to higher average RMBS investment balances, partially offset by lower average investment balances and LIBOR rates affecting interest income from our other investment securities.

Costs and Expenses

For the three months ended September 30, 2020, costs and expenses of our Commercial and Residential Lending Segment decreased $7.0 million to $53.9 million, compared to $60.9 million for the three months ended September 30, 2019. This decrease was primarily due to a $13.4 million decrease in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio, partially offset by a $5.3 million increase in general and administrative expenses primarily related to residential loan procurement. The decrease in interest expense was primarily due to lower average LIBOR rates partially offset by higher average borrowings outstanding.

Net Interest Income (amounts in thousands)

	For the Three Months Ended
	September 30,
	2020	2019	Change
Interest income from loans	$149,972	$145,290	$4,682
Interest income from investment securities	21,385	18,163	3,222
Interest expense	(38,422)	(51,844)	13,422
Net interest income	$132,935	$111,609	$21,326

For the three months ended September 30, 2020, net interest income of our Commercial and Residential Lending Segment increased $21.3 million to $132.9 million, compared to $111.6 million for the three months ended September 30, 2019. This increase reflects the increases in interest income on both loans and investment securities and the decrease in interest expense on our secured financing facilities, both as discussed in the sections above.

During the three months ended September 30, 2020 and 2019, the weighted average unlevered yields on the Commercial and Residential Lending Segment’s loans and investment securities were as follows:

	For the Three Months Ended
	September 30,
	2020	2019
Commercial	6.0%	7.1%
Residential	7.4%	6.5%
Overall	6.2%	7.0%

The overall weighted average unlevered yield was lower primarily due to decreases in LIBOR affecting our commercial yields, partially offset by the increased investment in higher-yielding RMBS affecting our residential yields.

During the three months ended September 30, 2020 and 2019, the Commercial and Residential Lending Segment’s weighted average secured borrowing rates, inclusive of interest rate hedging costs and the amortization of deferred financing fees, were 2.5% and 4.2%, respectively. The decrease in borrowing rates primarily reflects decreases in LIBOR.

Other Income

For the three months ended September 30, 2020, other income of our Commercial and Residential Lending Segment increased $60.7 million to $73.0 million compared to $12.3 million for the three months ended September 30, 2019. This increase was primarily due to (i) a $49.3 million greater increase in fair value of residential mortgage loans, (ii) a $40.6 million favorable change in foreign currency gain (loss) and (iii) a $13.9 million favorable change in fair value of investment securities, all partially offset by (iv) a $44.3 million unfavorable change in gain (loss) on derivatives. The greater increase in fair value of residential mortgage loans primarily reflects the simultaneous purchase and securitization of $478.9 million of loans in the third quarter of 2020, pursuant to a trade confirmation that we entered into in the second quarter of 2020. The favorable change in investment securities reflects partial recoveries on RMBS of unfavorable changes in the first quarter of 2020 that were attributable to widening credit spreads resulting from market disruption and dislocation caused by the impacts of COVID-19. Those credit spreads began to tighten in the second and third quarters of 2020. The unfavorable change in gain (loss) on derivatives reflects a $48.4 million unfavorable change in foreign currency hedges, partially offset by a $4.1 million lower loss on interest rate swaps. The foreign currency hedges are used to fix the U.S. dollar amounts of cash flows (both interest and principal payments) we expect to receive from our foreign currency denominated loans and investments. The unfavorable change in the foreign currency hedges and the favorable change in foreign currency gain (loss) reflect the overall weakening of the U.S. dollar against the GBP, EUR and Australian Dollar (“AUD”) in the third quarter of 2020 compared to a strengthening of the U.S. dollar against those currencies in the third quarter of 2019. The interest rate swaps are used primarily to fix our interest rate payments on certain variable rate borrowings which fund fixed rate investments and to hedge our interest rate risk on residential loans held-for-sale.

Infrastructure Lending Segment

Revenues

For the three months ended September 30, 2020, revenues of our Infrastructure Lending Segment decreased $5.0 million to $18.6 million, compared to $23.6 million for the three months ended September 30, 2019. This decrease was primarily due to decreases in interest income from loans of $4.9 million and investment securities of $0.2 million. The decrease in interest income from loans was primarily due to lower average LIBOR rates.

Costs and Expenses

For the three months ended September 30, 2020, costs and expenses of our Infrastructure Lending Segment decreased $10.5 million to $8.3 million, compared to $18.8 million for the three months ended September 30, 2019. The decrease was primarily due to a $5.5 million decrease in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio and a $4.4 million decrease in credit loss provision. The decrease in interest expense was primarily due to lower average LIBOR rates. The decrease in the credit loss provision was primarily due to the reversal of a portion of the CECL allowance during the quarter ended September 30, 2020 due to improved macroeconomic conditions.

Net Interest Income (amounts in thousands)

	For the Three Months Ended
	September 30,
	2020	2019	Change
Interest income from loans	$17,835	$22,763	$(4,928)
Interest income from investment securities	635	810	(175)
Interest expense	(8,914)	(14,422)	5,508
Net interest income	$9,556	$9,151	$405

For the three months ended September 30, 2020, net interest income of our Infrastructure Lending Segment increased $0.4 million to $9.6 million, compared to $9.2 million for the three months ended September 30, 2019. The increase reflects the decrease in interest expense on the secured financing facilities, partially offset by the decreases in interest income, both as discussed in the sections above.

  During the three months ended September 30, 2020 and 2019, the weighted average unlevered yields on the Infrastructure Lending Segment’s investments were as follows:

	For the Three Months Ended
	September 30,
	2020	2019
Loans and investment securities held-for-investment	4.7%	6.1%
Loans held-for-sale	3.5%	4.2%

During the three months ended September 30, 2020 and 2019, the Infrastructure Lending Segment’s weighted average secured borrowing rate, inclusive of the amortization of deferred financing fees, was 2.9% and 4.7%, respectively.

Other Income (Loss)

For the three months ended September 30, 2020 and 2019, other income of our Infrastructure Lending Segment increased $2.7 million to $0.1 million, compared to a loss of $2.6 million for the three months ended September 30, 2019. The improvement in other income (loss) primarily reflects the non-recurrence of a $2.1 million loss on extinguishment of debt in the third quarter of 2019 resulting from the write-off of deferred financing fees relating to partial debt prepayments from proceeds of loan repayments and sales.

Property Segment

Change in Results by Portfolio (amounts in thousands)

	$ Change from prior period
		Costs and	Gain (loss) on derivative		Income (loss) before
	Revenues	expenses	financial instruments	Other income (loss)	income taxes
Master Lease Portfolio	$8	$44	$—	$—	$(36)
Medical Office Portfolio	552	(1,421)	4,066	—	6,039
Woodstar I Portfolio	(239)	1,296	(226)	—	(1,761)
Woodstar II Portfolio	(125)	—	—	—	(125)
Ireland Portfolio	(8,599)	(8,001)	(10,053)	7	(10,644)
Investment in unconsolidated entities	—	—	—	(223)	(223)
Other/Corporate	—	(243)	—	14	257
Total	$(8,403)	$(8,325)	$(6,213)	$(202)	$(6,493)

See Note 6 to the Condensed Consolidated Financial Statements for a description of the above-referenced Property Segment portfolios. The Ireland Portfolio, which was comprised of 11 office properties and one multifamily property all located in Dublin, Ireland, was sold in December 2019.

Revenues

For the three months ended September 30, 2020, revenues of our Property Segment decreased $8.4 million to $64.0 million, compared to $72.4 million for the three months ended September 30, 2019. The decrease in revenues was primarily due to the sale of the Ireland Portfolio in December 2019.

Costs and Expenses

For the three months ended September 30, 2020, costs and expenses of our Property Segment decreased $8.3 million to $60.8 million, compared to $69.1 million for the three months ended September 30, 2019. The decrease in costs and expenses primarily reflects the sale of the Ireland Portfolio in December 2019.

Other Income (Loss)

For the three months ended September 30, 2020, other income of our Property Segment decreased $6.4 million to a loss of $0.3 million, compared to income of $6.1 million for the three months ended September 30, 2019. The decrease in other income was primarily due to a $6.2 million unfavorable change in gain (loss) on derivatives, consisting of (i) the non-recurrence of a $10.0 million gain in the 2019 third quarter on foreign exchange contracts which hedged our Euro currency exposure with respect to the Ireland Portfolio, partially offset by (ii) a $3.8 million decreased loss on interest rate swaps which primarily hedge the variable interest rate risk on borrowings secured by our Medical Office Portfolio.

Investing and Servicing Segment

Revenues

For the three months ended September 30, 2020, revenues of our Investing and Servicing Segment decreased $18.3 million to $49.1 million, compared to $67.4 million for the three months ended September 30, 2019. The decrease in revenues in the third quarter of 2020 was primarily due to decreases of $11.3 million in interest income from CMBS and conduit loans, $4.5 million in servicing fees and $2.4 million in rental income from our REIS Equity Portfolio (see Note 6 to the Condensed Consolidated Financial Statements) due to fewer properties held. The decrease in interest income primarily reflects (i) a $7.4 million decrease in interest recoveries on CMBS and (ii) lower average balances of conduit loans held-for-sale.

Costs and Expenses

For the three months ended September 30, 2020, costs and expenses of our Investing and Servicing Segment decreased $9.3 million to $33.0 million, compared to $42.3 million for the three months ended September 30, 2019. The decrease in costs and expenses was primarily due to decreases of $4.1 million in general and administrative expenses reflecting lower incentive compensation, $3.5 million in interest expense on borrowings related to conduit loans and properties held and $2.3 million in costs of rental operations, depreciation and amortization due to fewer properties held.

Other Income

For the three months ended September 30, 2020, other income of our Investing and Servicing Segment decreased $49.3 million to $10.0 million, compared to $59.3 million for the three months ended September 30, 2019. The decrease in other income was primarily due to (i) the non-recurrence of a $20.7 million gain on sale of an operating property in the third quarter of 2019, (ii) a $20.4 million lesser increase in fair value of conduit loans and (iii) a $19.2 million lesser increase in fair value of CMBS investments, all partially offset by (iv) a $6.4 million favorable change in gain (loss) on derivatives which primarily hedge our interest rate risk on conduit loans and (v) a $3.9 million favorable change in fair value of servicing rights.

Corporate and Other Items

Corporate Costs and Expenses

For the three months ended September 30, 2020, corporate expenses decreased $9.1 million to $53.1 million, compared to $62.2 million for the three months ended September 30, 2019. The decrease was primarily due to decreases of $7.2 million in management fees and $2.1 million in interest expense principally on lower average outstanding balances of our unsecured senior notes.

Corporate Other Income

For the three months ended September 30, 2020, corporate other income decreased $4.7 million to $0.6 million, compared to $5.3 million for the three months ended September 30, 2019. The decrease in corporate other income was primarily due to a $6.1 million decrease in gains on interest rate swaps which hedge a portion of our unsecured senior notes used to repay variable-rate secured financing, partially offset by the non-recurrence of a $1.4 million loss on extinguishment of debt in the third quarter of 2019.

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

Income Tax Provision

Our consolidated income taxes principally relate to the taxable nature of our loan servicing and loan securitization businesses which are housed in taxable REIT subsidiaries (“TRSs”). For the three months ended September 30, 2020, our income taxes increased $10.3 million to $14.8 million compared to $4.5 million for the three months ended September 30, 2019 due to an increase in taxable income of our TRSs in the third quarter of 2020.

Net Income Attributable to Non-controlling Interests

During the three months ended September 30, 2020, net income attributable to non-controlling interests increased $3.3 million to $12.9 million, compared to $9.6 million during the three months ended September 30, 2019. The increase was primarily due to non-controlling interests in earnings of a consolidated CMBS joint venture in which we hold a 51% interest, partially offset by the non-controlling interest on the gain from an Investing and Servicing Segment operating property sold during the third quarter of 2019.

Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

Commercial and Residential Lending Segment

Revenues

For the nine months ended September 30, 2020, revenues of our Commercial and Residential Lending Segment increased $26.9 million to $553.3 million, compared to $526.4 million for the nine months ended September 30, 2019. This increase was primarily due to an increase in interest income from loans of $29.5 million, partially offset by a decrease in interest income from investment securities of $5.1 million. The increase in interest income from loans was principally due to (i) higher prepayment related income and (ii) higher average balances of both commercial and residential loans, partially offset by (iii) lower average LIBOR rates (partially mitigated by the LIBOR floors on most of our commercial loans). The decrease in interest income from investment securities was primarily due to lower average LIBOR rates and lower prepayment related income on our single-borrower CMBS, partially offset by higher average RMBS investment balances.

Costs and Expenses

For the nine months ended September 30, 2020, costs and expenses of our Commercial and Residential Lending Segment increased $23.7 million to $222.9 million, compared to $199.2 million for the nine months ended September 30, 2019. This increase was primarily due to a $50.2 million increase in credit loss provision and an $8.5 million increase in general and administrative expenses primarily related to residential loan procurement, partially offset by a $37.8 million decrease in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio. The increase in the credit loss provision was due to the recognition of current expected credit losses (“CECL”) during the nine months ended September 30, 2020 in accordance with the new credit loss accounting standard effective January 1, 2020 (see Notes 2 and 4 to the Condensed Consolidated Financial

Statements). The CECL provision in the first nine months of 2020 was magnified by the significant deterioration in macroeconomic forecasts between the January 1 CECL effective date and the September 30 period end due to the economic disruption caused by the COVID-19 pandemic. The decrease in interest expense was primarily due to lower average LIBOR rates partially offset by higher average borrowings outstanding.

Net Interest Income (amounts in thousands)

	For the Nine Months Ended
	September 30,
	2020	2019	Change
Interest income from loans	$492,489	$462,956	$29,533
Interest income from investment securities	57,358	62,438	(5,080)
Interest expense	(134,243)	(172,012)	37,769
Net interest income	$415,604	$353,382	$62,222

For the nine months ended September 30, 2020, net interest income of our Commercial and Residential Lending Segment increased $62.2 million to $415.6 million, compared to $353.4 million for the nine months ended September 30, 2019. This increase reflects the net increase in interest income and the decrease in interest expense, both as discussed in the sections above.

During the nine months ended September 30, 2020 and 2019, the weighted average unlevered yields on the Commercial and Residential Lending Segment’s loans and investment securities were as follows:

	For the Nine Months Ended
	September 30,
	2020	2019
Commercial	6.5%	7.5%
Residential	6.8%	6.9%
Overall	6.5%	7.4%

The overall weighted average unlevered yield was lower as higher levels of prepayment related income were more than offset by decreases in LIBOR.

During the nine months ended September 30, 2020 and 2019, the Commercial and Residential Lending Segment’s weighted average secured borrowing rates, inclusive of interest rate hedging costs and the amortization of deferred financing fees, were 2.9% and 4.4%, respectively. The decrease in borrowing rates primarily reflects decreases in LIBOR.

Other Income

For the nine months ended September 30, 2020, other income of our Commercial and Residential Lending Segment increased $19.7 million to $39.8 million compared to $20.1 million for the nine months ended September 30, 2019. This increase was primarily due to (i) a $40.1 million greater increase in fair value of residential mortgage loans and (ii) a $15.3 million decrease in foreign currency loss, partially offset by (iii) a $21.5 million unfavorable change in gain (loss) on derivatives, (iv) a $5.9 million greater decrease in fair value of investment securities, (v) a $4.6 million decrease in earnings from unconsolidated entities and (vi) a $4.5 million unfavorable change in gains (losses) on sales of loans and securities. The greater increase in fair value of residential mortgage loans primarily reflects the simultaneous purchase and securitization of $478.9 million of loans in the third quarter of 2020, pursuant to a trade confirmation that we entered into in the second quarter of 2020. The unfavorable change in gain (loss) on derivatives reflects an $11.6 million decreased gain on foreign currency hedges and a $9.9 million increased loss on interest rate swaps. The foreign currency hedges are used to fix the U.S. dollar amounts of cash flows (both interest and principal payments) we expect to receive from our foreign currency denominated loans and investments. The decreased foreign currency loss and decreased gain on foreign currency hedges reflect a strengthening of the U.S. dollar against the GBP, partially offset by a weakening against the AUD and the EUR, in the first nine months of 2020 versus a strengthening of the U.S. dollar against each of those currencies in the first nine months of 2019. The interest rate swaps are used primarily to fix our interest rate payments on certain variable rate borrowings which fund fixed rate investments and to hedge our interest rate risk on residential loans held-for-sale. The greater decrease in fair value of investment securities reflects the widening of credit spreads resulting from market disruption and dislocation caused by the impacts of COVID-19 in the first quarter of 2020, partially offset by a tightening of those credit spreads in the second and third quarters.

Infrastructure Lending Segment

Revenues

For the nine months ended September 30, 2020, revenues of our Infrastructure Lending Segment decreased $16.5 million to $61.7 million, compared to $78.2 million for the nine months ended September 30, 2019. This decrease was primarily due to decreases in interest income from loans of $15.6 million and investment securities of $0.5 million. The decrease in interest income from loans was primarily due to a decrease in average LIBOR rates and lower average loan balances outstanding as a result of sales and repayments, partially offset by an increase in average spreads on our infrastructure loans.

Costs and Expenses

For the nine months ended September 30, 2020, costs and expenses of our Infrastructure Lending Segment decreased $15.7 million to $48.4 million, compared to $64.1 million for the nine months ended September 30, 2019. This decrease was primarily due to a $17.5 million decrease in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio, partially offset by a $1.8 million increase in credit loss provision. The decrease in interest expense was primarily due to lower average LIBOR rates and lower average borrowings as a result of loan sales and repayments. The increase in the credit loss provision was due to the recognition of CECL during the nine months ended September 30, 2020 in accordance with the new credit loss accounting standard effective January 1, 2020. As discussed above, the CECL provision was magnified by the deterioration in macroeconomic forecasts due to the economic disruption caused by the COVID-19 pandemic.

Net Interest Income (amounts in thousands)

	For the Nine Months Ended
	September 30,
	2020	2019	Change
Interest income from loans	$59,374	$74,969	$(15,595)
Interest income from investment securities	2,019	2,563	(544)
Interest expense	(31,709)	(49,257)	17,548
Net interest income	$29,684	$28,275	$1,409

For the nine months ended September 30, 2020, net interest income of our Infrastructure Lending Segment increased $1.4 million to $29.7 million, compared to $28.3 million for the nine months ended September 30, 2019. The increase reflects the decrease in interest expense on the secured financing facilities, which was partially offset by the decrease in interest income, both as discussed in the sections above.

  During the nine months ended September 30, 2020 and 2019, the weighted average unlevered yields on the Infrastructure Lending Segment’s investments were as follows:

	For the Nine Months Ended
	September 30,
	2020	2019
Loans and investment securities held-for-investment	5.3%	6.2%
Loans held-for-sale	3.7%	4.0%

During the nine months ended September 30, 2020 and 2019, the Infrastructure Lending Segment’s weighted average secured borrowing rate, inclusive of the amortization of deferred financing fees, was 3.5% and 4.7%, respectively.

Other Loss

For the nine months ended September 30, 2020, other loss of our Infrastructure Lending Segment decreased $6.2 million to $2.5 million, compared to $8.7 million for the nine months ended September 30, 2019. The decrease in other loss primarily reflects a decreased loss on extinguishment of debt resulting from the write-off of deferred financing fees relating to partial debt prepayments from proceeds of loan repayments and sales.

Property Segment

Change in Results by Portfolio (amounts in thousands)

	$ Change from prior year
		Costs and	Gain (loss) on derivative		Income (loss) before
	Revenues	expenses	financial instruments	Other income (loss)	income taxes
Master Lease Portfolio	$11	$120	$—	$—	$(109)
Medical Office Portfolio	(731)	(5,543)	(14,404)	—	(9,592)
Woodstar I Portfolio	1,832	5,889	(283)	(1,702)	(6,042)
Woodstar II Portfolio	1,622	537	—	—	1,085
Ireland Portfolio	(26,457)	(23,012)	(16,506)	7	(19,944)
Investment in unconsolidated entities	—	—	—	42,538	42,538
Other/Corporate	14	(236)	—	(296)	(46)
Total	$(23,709)	$(22,245)	$(31,193)	$40,547	$7,890

See Note 6 to the Condensed Consolidated Financial Statements for a description of the above-referenced Property Segment portfolios. The Ireland Portfolio, which was comprised of 11 office properties and one multifamily property all located in Dublin, Ireland, was sold in December 2019.

Revenues

For the nine months ended September 30, 2020, revenues of our Property Segment decreased $23.7 million to $191.7 million, compared to $215.4 million for the nine months ended September 30, 2019. The decrease in revenues was primarily due to the sale of the Ireland Portfolio in December 2019, partially offset by increased rental income in the Woodstar Portfolios due to rental rate increases effective May 2019.

Costs and Expenses

For the nine months ended September 30, 2020, costs and expenses of our Property Segment decreased $22.2 million to $182.6 million, compared to $204.8 million for the nine months ended September 30, 2019. The decrease in costs and expenses primarily reflects the sale of the Ireland Portfolio in December 2019.

Other Loss

For the nine months ended September 30, 2020, other loss of our Property Segment decreased $9.4 million to $37.1 million, compared to $46.5 million for the nine months ended September 30, 2019. The decrease in other loss was primarily due to a $42.5 million loss in the 2019 period that did not recur in the 2020 period from our equity investee that owns four regional shopping malls (the “Retail Fund”). Our investment in the Retail Fund was written off as of December 31, 2019 due to continued declines in the estimated fair values of its properties. Partially offsetting the effect of the Retail Fund was a $31.2 million increased loss on derivatives, consisting of (i) a $14.7 million increased loss on interest rate swaps which primarily hedge the variable interest rate risk on borrowings secured by our Medical Office Portfolio and (ii) the non-recurrence of a $16.5 million gain in the 2019 period on foreign exchange contracts which hedged our Euro currency exposure with respect to the Ireland Portfolio.

Investing and Servicing Segment

Revenues

For the nine months ended September 30, 2020, revenues of our Investing and Servicing Segment decreased $62.3 million to $137.7 million, compared to $200.0 million for the nine months ended September 30, 2019. The decrease in revenues was primarily due to decreases of $32.6 million in servicing fees, $12.1 million in rental income from our REIS Equity Portfolio due to fewer properties held and an owned hotel which was closed during the second quarter due to COVID-19 and $17.6 million in interest income from CMBS and conduit loans, which reflects a $13.3 million decrease in interest recoveries on CMBS and lower average balances of conduit loans held-for-sale.

Costs and Expenses

For the nine months ended September 30, 2020, costs and expenses of our Investing and Servicing Segment decreased $22.8 million to $98.9 million, compared to $121.7 million for the nine months ended September 30, 2019. The decrease in costs and expenses was primarily due to decreases of $9.8 million in costs of rental operations, depreciation and amortization due to fewer properties held, $7.5 million in general and administrative expenses reflecting lower incentive compensation and $6.4 million in interest expense on borrowings related to properties held and conduit loans.

Other Income

For the nine months ended September 30, 2020, other income of our Investing and Servicing Segment decreased $100.0 million to $11.9 million, compared to $111.9 million for the nine months ended September 30, 2019. The decrease in other income was primarily due to (i) a $92.5 million unfavorable change in fair value of CMBS investments primarily due to widening credit spreads resulting from market disruption and dislocation caused by the impacts of COVID-19, (ii) a $26.0 million lesser increase in fair value of conduit loans, (iii) a $14.2 million decreased gain on sales of operating properties and (iv) a $6.1 million increased loss on derivatives which primarily hedge our interest rate risk on conduit loans, all partially offset by (v) realized and unrealized gains totaling $27.9 million resulting from the sale in April 2020 of a portion of our unconsolidated equity interest in a servicing and advisory business, as further described in Note 7 to the Condensed Consolidated Financial Statements and (vi) an $11.2 million favorable change in fair value of servicing rights.

Corporate and Other Items

Corporate Costs and Expenses

For the nine months ended September 30, 2020, corporate expenses increased $9.8 million to $180.0 million, compared to $170.2 million for the nine months ended September 30, 2019. The increase was primarily due to a $10.3 million increase in management fees.

Corporate Other Income

For the nine months ended September 30, 2020, corporate other income increased $4.2 million to $34.4 million, compared to $30.2 million for the nine months ended September 30, 2019. The increase in corporate other income was primarily due to a $2.7 million increase in gains on interest rate swaps which hedge a portion of our unsecured senior notes used to repay variable-rate secured financing and the non-recurrence of a $1.4 million loss on extinguishment of debt in the third quarter of 2019.

Securitization VIE Eliminations

Refer to the preceding comparison of the three months ended September 30, 2020 to the three months ended September 30, 2019 for a discussion of the nature of securitization VIE eliminations.

Income Tax Benefit (Provision)

Our consolidated income taxes principally relate to the taxable nature of our loan servicing and loan securitization businesses which are housed in TRSs. For the nine months ended September 30, 2020, our income tax provision decreased $1.6 million to $6.8 million compared to $8.4 million for the nine months ended September 30, 2019 due to a decrease in the taxable income of our TRSs in the first nine months of 2020.

Net Income Attributable to Non-controlling Interests

During the nine months ended September 30, 2020, net income attributable to non-controlling interests increased $5.5 million to $26.7 million, compared to $21.2 million during the nine months ended September 30, 2019. The increase was primarily due to non-controlling interests in earnings of a consolidated CMBS joint venture in which we hold a 51% interest.

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

In determining what constitutes unrealized gains, losses or other non-cash items recorded in net income (loss) as referenced in item (v), since its inception in 2009, the Company has included provisions related to loan losses. Over the last 11 years, the Company has experienced a variety of economic environments, but does not have a history of realized credit losses on its originated loans. The Company acquired a special servicer in 2013. Through this special servicer, which was established in 1992, the Company has experienced numerous economic cycles and has an in-depth understanding of the commercial real estate markets after having worked out $80 billion across approximately 6,800 commercial real estate loans. One significant differentiating factor about the Company’s loan portfolio from that of a typical bank, which likely has a history of realized credit losses, is that the Company originates loans specifically tailored to the assets, borrowers and markets involved, whose complexity and structure are unique to each borrower and set of circumstances, and for which a broad application of assumptions would be less applicable than for the more traditional loans originated by banks. Banks, on the other hand, traditionally originate loans that fall into a specific set of defined metrics and guidelines. Given its extensive industry expertise and the nature of its loans, the Company believes that it is uniquely positioned with information on the assets in which it invests which is more appropriate than the broader macroeconomic data which takes a less focused view of loss and growth. As a result, in assessing the impact of the new credit loss accounting guidance on its Core Earnings, the Company determined that, consistent with its prior treatment of loan loss allowances and its stakeholders’ view of realized loan losses, the credit loss provision or reversal as computed under the newly released guidelines should likewise be included within unrealized gains, losses or other non-cash items as referenced in item (v), but only to the extent that it exceeds any realized credit losses during the period.

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

The following table presents our diluted weighted average shares used in our GAAP EPS calculation reconciled to our diluted weighted average shares used in our Core EPS calculation (amounts in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Diluted weighted average shares - GAAP	292,458	289,912	281,868	289,021
Add: Unvested stock awards	2,520	2,043	2,587	2,128
Add: Woodstar II Class A Units	10,642	11,001	10,676	11,491
Less: Convertible Notes dilution	(9,649)	(9,649)	—	(9,857)
Diluted weighted average shares - Core	295,971	293,307	295,131	292,783

The definition of Core Earnings allows management to make adjustments, subject to the approval of a majority of our independent directors, in situations where such adjustments are considered appropriate in order for Core Earnings to be calculated in a manner consistent with its definition and objective. No adjustments to the definition of Core Earnings became effective during the nine months ended September 30, 2020.

The following table summarizes our quarterly Core Earnings per weighted average diluted share for the nine months ended September 30, 2020 and 2019:

	Core Earnings For the Three-Month Periods Ended
	March 31	June 30	September 30
2020	$0.55	$0.43	$0.50
2019	$0.28	$0.52	$0.52

Core Earnings per weighted average diluted share for the nine months ended September 30, 2019 does not equal the sum of the individual quarters due to rounding and other computational factors.

Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

The following table presents our summarized results of operations and reconciliation to Core Earnings for the three months ended September 30, 2020, by business segment (amounts in thousands, except per share data):

	Commercial
	and
	Residential	Infrastructure		Investing
	Lending	Lending	Property	and Servicing
	Segment	Segment	Segment	Segment	Corporate	Total
Revenues	$173,547	$18,571	$63,973	$49,070	$—	$305,161
Costs and expenses	(53,891)	(8,262)	(60,801)	(33,035)	(53,072)	(209,061)
Other income (loss)	72,991	140	(300)	9,971	645	83,447
Income (loss) before income taxes	192,647	10,449	2,872	26,006	(52,427)	179,547
Income tax (provision) benefit	(16,700)	(86)	—	1,943	—	(14,843)
Income attributable to non-controlling interests	(3)	—	(5,072)	(7,795)	—	(12,870)
Net income (loss) attributable to Starwood Property Trust, Inc.	175,944	10,363	(2,200)	20,154	(52,427)	151,834
Add / (Deduct):
Non-controlling interests attributable to Woodstar II Class A Units	—	—	5,072	—	—	5,072
Non-cash equity compensation expense	1,015	(126)	54	1,215	4,131	6,289
Acquisition and investment pursuit costs	(163)	—	(89)	—	—	(252)
Depreciation and amortization	370	78	19,191	3,525	—	23,164
Credit loss reversal, net	(259)	(4,369)	—	—	—	(4,628)
Interest income adjustment for securities	(1,035)	—	—	1,914	—	879
Extinguishment of debt, net	—	—	—	—	(246)	(246)
Income tax provision associated with fair value adjustments	5,519	—	—	879	—	6,398
Other non-cash items	3	—	(713)	225	158	(327)
Reversal of GAAP unrealized (gains) / losses on:
Loans	(59,402)	—	—	(1,982)	—	(61,384)
Securities	(13,611)	—	—	(3,249)	—	(16,860)
Derivatives	28,336	(173)	(1,377)	(551)	4,380	30,615
Foreign currency	(25,302)	(110)	(14)	(26)	—	(25,452)
(Earnings) loss from unconsolidated entities	(3,253)	80	—	(358)	—	(3,531)
Recognition of Core realized gains / (losses) on:
Loans	49,241	—	—	6,201	—	55,442
Securities	—	—	—	(4,318)	—	(4,318)
Derivatives	(11,625)	—	(35)	(7,341)	—	(19,001)
Foreign currency	799	(5)	16	26	—	836
Earnings (loss) from unconsolidated entities	3,352	(80)	—	772	—	4,044
Core Earnings (Loss)	$149,929	$5,658	$19,905	$17,086	$(44,004)	$148,574
Core Earnings (Loss) per Weighted Average Diluted Share	$0.51	$0.02	$0.06	$0.06	$(0.15)	$0.50

The following table presents our summarized results of operations and reconciliation to Core Earnings for the three months ended September 30, 2019, by business segment (amounts in thousands, except per share data):

	Commercial
	and
	Residential	Infrastructure		Investing
	Lending	Lending	Property	and Servicing
	Segment	Segment	Segment	Segment	Corporate	Total
Revenues	$163,808	$23,612	$72,376	$67,397	$—	$327,193
Costs and expenses	(60,959)	(18,773)	(69,126)	(42,288)	(62,155)	(253,301)
Other income (loss)	12,309	(2,604)	6,115	59,349	5,317	80,486
Income (loss) before income taxes	115,158	2,235	9,365	84,458	(56,838)	154,378
Income tax (provision) benefit	(3,194)	475	—	(1,794)	—	(4,513)
Income attributable to non-controlling interests	—	—	(5,250)	(4,219)	—	(9,469)
Net income (loss) attributable to Starwood Property Trust, Inc.	111,964	2,710	4,115	78,445	(56,838)	140,396
Add / (Deduct):
Non-controlling interests attributable to Woodstar II Class A Units	—	—	5,250	—	—	5,250
Non-cash equity compensation expense	1,140	577	83	1,765	9,411	12,976
Management incentive fee	—	—	—	—	1,875	1,875
Acquisition and investment pursuit costs	6	—	(89)	(146)	—	(229)
Depreciation and amortization	339	15	23,440	4,444	—	28,238
Credit loss reversal, net	(39)	—	—	—	—	(39)
Interest income adjustment for securities	(194)	—	—	5,345	—	5,151
Extinguishment of debt, net	—	—	—	—	(247)	(247)
Other non-cash items	—	—	321	191	152	664
Reversal of GAAP unrealized (gains) / losses on:
Loans	(10,088)	—	—	(22,433)	—	(32,521)
Securities	303	—	—	(22,476)	—	(22,173)
Derivatives	(15,749)	109	(4,576)	6,590	(6,913)	(20,539)
Foreign currency	15,337	319	8	—	—	15,664
Earnings from unconsolidated entities	(2,507)	—	(223)	(253)	—	(2,983)
Recognition of Core realized gains / (losses) on:
Loans	8,383	(230)	—	22,134	—	30,287
Securities	373	—	—	4,593	—	4,966
Derivatives	977	64	406	(7,875)	—	(6,428)
Foreign currency	(3,911)	(171)	(8)	—	—	(4,090)
Earnings from unconsolidated entities	2,298	—	—	1,324	—	3,622
Sales of properties	—	—	—	(7,221)	—	(7,221)
Core Earnings (Loss)	$108,632	$3,393	$28,727	$64,427	$(52,560)	$152,619
Core Earnings (Loss) per Weighted Average Diluted Share	$0.37	$0.01	$0.10	$0.22	$(0.18)	$0.52

Commercial and Residential Lending Segment

The Commercial and Residential Lending Segment’s Core Earnings increased by $41.3 million, from $108.6 million during the third quarter of 2019 to $149.9 million in the third quarter of 2020. After making adjustments for the calculation of Core Earnings, revenues were $172.5 million, costs and expenses were $52.9 million, other income was $41.5 million and income tax provision was $11.2 million.

Core revenues, consisting principally of interest income on loans, increased by $8.9 million in the third quarter of 2020, primarily due to increases in interest income from loans of $4.7 million and investment securities of $2.4 million. The increase in interest income from loans was principally due to higher average balances of commercial loans, partially offset by lower average LIBOR rates (partially mitigated by the LIBOR floors on most of our commercial loans). The increase in interest income from investment securities was primarily due to higher average RMBS investment balances, partially offset by lower average investment balances and LIBOR rates affecting interest income from our other investment securities.

Core costs and expenses decreased by $6.6 million in the third quarter of 2020, primarily due to a $13.4 million decrease in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio primarily due to lower average LIBOR rates partially offset by higher average borrowings outstanding. Such decrease was partially offset by higher general and administrative and other expenses.

Core other income increased by $33.7 million in the third quarter of 2020, primarily due to an increase in residential loan securitization gains, net of realized losses on related interest rate derivatives.

Income taxes, which principally relate to the taxable nature of this segment’s residential loan securitization activities which are housed in TRSs, increased $7.9 million due to an increase in taxable income of those TRSs in the third quarter of 2020.

Infrastructure Lending Segment

The Infrastructure Lending Segment’s Core Earnings increased by $2.3 million, from $3.4 million in the third quarter of 2019 to $5.7 million in the third quarter of 2020. After making adjustments for the calculation of Core Earnings, revenues were $18.6 million, costs and expenses were $12.7 million and other loss was $0.1 million.

Core revenues, consisting principally of interest income on loans, decreased by $5.0 million in the third quarter of 2020, primarily due to decreases in interest income from loans of $4.9 million and investment securities of $0.2 million. The decrease in interest income from loans was primarily due to lower average LIBOR rates.

Core costs and expenses decreased by $5.5 million in the third quarter of 2020, primarily due to a decrease in interest expense on the secured debt facilities used to finance this segment’s investment portfolio principally due to lower average LIBOR rates.

Core other loss decreased by $2.4 million in the third quarter of 2020, primarily due to the non-recurrence of a $2.1 million loss on extinguishment of debt in the third quarter of 2019 resulting from the write-off of deferred financing fees relating to partial debt prepayments from proceeds of loan repayments and sales.

.

Property Segment

Core Earnings by Portfolio (amounts in thousands)

	For the Three Months Ended
	September 30,
	2020	2019	Change
Master Lease Portfolio	$4,273	$4,311	$(38)
Medical Office Portfolio	3,979	5,994	(2,015)
Woodstar I Portfolio	6,024	7,333	(1,309)
Woodstar II Portfolio	6,354	6,245	109
Ireland Portfolio	—	5,798	(5,798)
Other/Corporate	(725)	(954)	229
Core Earnings	$19,905	$28,727	$(8,822)

The Property Segment’s Core Earnings decreased by $8.8 million, from $28.7 million during the third quarter of 2019 to $19.9 million in the third quarter of 2020. After making adjustments for the calculation of Core Earnings, revenues were $63.6 million, costs and expenses were $42.0 million and other loss was $1.7 million.

Core revenues decreased by $8.7 million in the third quarter of 2020, primarily due to the sale of the Ireland Portfolio in December 2019.

Core costs and expenses decreased by $3.3 million in the third quarter of 2020, primarily due to the sale of the Ireland Portfolio in December 2019.

Core other income (loss) decreased by $3.4 million in the third quarter of 2020 primarily due to an unfavorable change in realized gains (losses) on certain interest rate and foreign currency derivatives.

Investing and Servicing Segment

The Investing and Servicing Segment’s Core Earnings decreased by $47.3 million, from $64.4 million during the third quarter of 2019 to $17.1 million in the third quarter of 2020. After making adjustments for the calculation of Core Earnings, revenues were $51.3 million, costs and expenses were $28.4 million, other loss was $4.9 million, income tax benefit was $2.8 million and the deduction of income attributable to non-controlling interests was $3.7 million.

Core revenues decreased by $21.7 million in the third quarter of 2020, primarily due to decreases of $14.8 million in interest income from CMBS and conduit loans, $4.5 million in servicing fees and $2.3 million in rental income from our REIS Equity Portfolio due to fewer properties held. The treatment of CMBS interest income on a GAAP basis is complicated by our application of the ASC 810 consolidation rules. In an attempt to treat these securities similar to the trust’s other investment securities, we compute core interest income pursuant to an effective yield methodology. In doing so, we segregate the portfolio into various categories based on the components of the bonds’ cash flows and the volatility related to each of these components. We then accrete interest income on an effective yield basis using the components of cash flows that are reliably estimable. Other minor adjustments are made to reflect management’s expectations for other components of the projected cash flow stream. The decrease in interest income primarily reflects a $7.4 million decrease in interest recoveries on CMBS and lower average balances of conduit loans held-for-sale.

Core costs and expenses decreased by $7.9 million in the third quarter of 2020, primarily due to decreases of $3.5 million in interest expense on borrowings related to properties held and conduit loans, $3.5 million in general and administrative expenses reflecting lower incentive compensation and $1.4 million in costs of rental operations due to fewer properties held.

Core other income (loss) includes profit realized upon securitization of loans by our conduit business, gains on sales of CMBS and operating properties, gains and losses on derivatives that were either effectively terminated or novated, and earnings from unconsolidated entities. These items are typically offset by a decrease in the fair value of our domestic servicing rights intangible which reflects the expected amortization of this deteriorating asset, net of increases in fair value due to the attainment of new servicing contracts. Derivatives include instruments which hedge interest rate risk and credit risk on our conduit loans. For GAAP purposes, the loans, CMBS and derivatives are accounted for at fair value, with all changes in fair value (realized or unrealized) recognized in earnings. The adjustments to Core Earnings outlined above are also applied to the GAAP earnings of our unconsolidated entities. Core other income (loss) decreased by $37.9 million in the third quarter of 2020 primarily due to (i) the non-recurrence of $22.0 million of gains on sales of an operating property and CMBS in the third quarter of 2019 and (ii) a $15.9 million decrease in realized gains on conduit loans.

Income taxes, which principally relate to the taxable nature of this segment’s loan servicing and loan securitization businesses which are housed in TRSs, decreased $4.6 million from a provision of $1.8 million to a benefit of $2.8 million due to tax losses of those TRSs in the third quarter of 2020.

Income attributable to non-controlling interests increased $0.3 million primarily relating to income of a consolidated CMBS joint venture in which we hold a 51% interest, partially offset by the minority interest on the gain from an operating property sold during the third quarter of 2019.

Corporate

Core corporate costs and expenses decreased by $8.6 million, from $52.6 million during the third quarter of 2019 to $44.0 million in the third quarter of 2020 primarily due to (i) a $5.1 million favorable change in realized gain (loss) on interest rate swaps which hedge a portion of our unsecured senior notes used to repay variable-rate secured financing, (ii) a $2.1 million decrease in interest expense principally on lower average outstanding balances of our unsecured senior notes and (iii) a $1.4 million decrease in loss on extinguishment of debt.

Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

The following table presents our summarized results of operations and reconciliation to Core Earnings for the nine months ended September 30, 2020, by business segment (amounts in thousands, except per share data):

	Commercial
	and
	Residential	Infrastructure		Investing
	Lending	Lending	Property	and Servicing
	Segment	Segment	Segment	Segment	Corporate	Total
Revenues	$553,351	$61,737	$191,680	$137,655	$—	$944,423
Costs and expenses	(222,862)	(48,453)	(182,568)	(98,955)	(180,032)	(732,870)
Other income (loss)	39,808	(2,453)	(37,148)	11,875	34,397	46,479
Income (loss) before income taxes	370,297	10,831	(28,036)	50,575	(145,635)	258,032
Income tax (provision) benefit	(15,535)	3	—	8,716	—	(6,816)
Income attributable to non-controlling interests	(10)	—	(15,294)	(11,191)	—	(26,495)
Net income (loss) attributable to Starwood Property Trust, Inc.	354,752	10,834	(43,330)	48,100	(145,635)	224,721
Add / (Deduct):
Non-controlling interests attributable to Woodstar II Class A Units	—	—	15,294	—	—	15,294
Non-cash equity compensation expense	3,563	821	185	3,725	14,147	22,441
Management incentive fee	—	—	—	—	15,799	15,799
Acquisition and investment pursuit costs	401	—	(266)	(72)	—	63
Depreciation and amortization	1,095	208	57,808	10,669	—	69,780
Credit loss provision, net	51,252	2,991	—	—	—	54,243
Interest income adjustment for securities	238	—	—	9,856	—	10,094
Extinguishment of debt, net	—	—	—	—	(739)	(739)
Income tax provision (benefit) associated with fair value adjustments	1,612	—	—	(955)	—	657
Other non-cash items	10	—	(1,689)	703	470	(506)
Reversal of GAAP unrealized (gains) / losses on:
Loans	(56,895)	—	—	(22,805)	—	(79,700)
Securities	8,814	—	—	36,026	—	44,840
Derivatives	8,816	1,260	32,593	21,986	(23,509)	41,146
Foreign currency	1,757	53	53	(2)	—	1,861
(Earnings) loss from unconsolidated entities	(3,975)	1,198	—	(30,504)	—	(33,281)
Recognition of Core realized gains / (losses) on:
Loans	45,742	(62)	—	22,759	—	68,439
Securities	—	—	—	(8,711)	—	(8,711)
Derivatives	(3,853)	118	(439)	(13,438)	—	(17,612)
Foreign currency	(5,441)	(147)	(53)	2	—	(5,639)
Earnings (loss) from unconsolidated entities	2,772	(813)	—	17,502	—	19,461
Sales of properties	—	—	—	(5,789)	—	(5,789)
Core Earnings (Loss)	$410,660	$16,461	$60,156	$89,052	$(139,467)	$436,862
Core Earnings (Loss) per Weighted Average Diluted Share	$1.39	$0.06	$0.20	$0.30	$(0.47)	$1.48

The following table presents our summarized results of operations and reconciliation to Core Earnings for the nine months ended September 30, 2019, by business segment (amounts in thousands, except per share data):

	Commercial
	and
	Residential	Infrastructure		Investing
	Lending	Lending	Property	and Servicing
	Segment	Segment	Segment	Segment	Corporate	Total
Revenues	$526,418	$78,264	$215,389	$199,980	$26	$1,020,077
Costs and expenses	(199,176)	(64,143)	(204,813)	(121,746)	(170,231)	(760,109)
Other income (loss)	20,086	(8,669)	(46,502)	111,941	30,186	107,042
Income (loss) before income taxes	347,328	5,452	(35,926)	190,175	(140,019)	367,010
Income tax (provision) benefit	(4,778)	746	(258)	(4,090)	—	(8,380)
Income attributable to non-controlling interests	(392)	—	(16,322)	(4,121)	—	(20,835)
Net income (loss) attributable to Starwood Property Trust, Inc.	342,158	6,198	(52,506)	181,964	(140,019)	337,795
Add / (Deduct):
Non-controlling interests attributable to Woodstar II Class A Units	—	—	16,322	—	—	16,322
Non-cash equity compensation expense	2,757	1,691	229	4,817	16,909	26,403
Management incentive fee	—	—	—	—	2,048	2,048
Acquisition and investment pursuit costs	(56)	2	(266)	(451)	(356)	(1,127)
Depreciation and amortization	695	15	71,067	14,181	—	85,958
Credit loss provision, net	2,046	1,196	—	—	—	3,242
Interest income adjustment for securities	(585)	—	—	14,698	—	14,113
Extinguishment of debt, net	—	—	—	—	(1,704)	(1,704)
Other non-cash items	—	—	(565)	699	470	604
Reversal of GAAP unrealized (gains) / losses on:
Loans	(16,837)	—	—	(48,841)	—	(65,678)
Securities	2,945	—	—	(56,431)	—	(53,486)
Derivatives	(11,763)	3,337	8,457	16,841	(32,915)	(16,043)
Foreign currency	17,025	102	7	—	—	17,134
(Earnings) loss from unconsolidated entities	(8,576)	—	42,538	(3,601)	—	30,361
Recognition of Core realized gains / (losses) on:
Loans	7,180	(985)	—	49,719	—	55,914
Securities	970	—	—	11,702	—	12,672
Derivatives	1,800	(1,396)	2,257	(17,114)	—	(14,453)
Foreign currency	(4,725)	(998)	(7)	9	—	(5,721)
Earnings (loss) from unconsolidated entities	7,078	—	(68,905)	14,194	—	(47,633)
Sales of properties	—	—	—	(7,297)	—	(7,297)
Core Earnings (Loss)	$342,112	$9,162	$18,628	$175,089	$(155,567)	$389,424
Core Earnings (Loss) per Weighted Average Diluted Share	$1.17	$0.03	$0.06	$0.60	$(0.53)	$1.33

Commercial and Residential Lending Segment

The Commercial and Residential Lending Segment’s Core Earnings increased by $68.6 million, from $342.1 million during the nine months of 2019 to $410.7 million in the nine months of 2020. After making adjustments for the calculation of Core Earnings, revenues were $553.6 million, costs and expenses were $166.5 million, other income was $37.5 million and income tax provision was $13.9 million.

Core revenues, consisting principally of interest income on loans, increased by $27.8 million in the nine months of 2020, primarily due to an increase in interest income from loans of $29.5 million, partially offset by a decrease in interest income from investment securities of $4.2 million. The increase in interest income from loans was principally due to (i) higher prepayment related income and (ii) higher average balances of both commercial and residential loans, partially offset by (iii) lower average LIBOR rates (partially mitigated by the LIBOR floors on most of our commercial loans). The decrease in interest income from investment securities was primarily due to lower average LIBOR rates and lower prepayment related income on our single-borrower CMBS, partially offset by higher average RMBS investment balances.

Core costs and expenses decreased by $27.2 million in the nine months of 2020, primarily due to a $37.8 million decrease in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio primarily due to lower average LIBOR rates partially offset by higher average borrowings outstanding. Such decrease was partially offset by higher general and administrative and other expenses.

Core other income increased by $22.3 million in the nine months of 2020, primarily due to an increase of $38.6 million in residential loan securitization gains, partially offset by unfavorable changes of $6.6 million in realized gains (losses) on derivatives principally related to the residential loans securitized, $5.5 million in gains (losses) on sales of other loans and investments and $4.3 million in earnings from unconsolidated entities.

Income taxes, which principally relate to the taxable nature of this segment’s residential loan securitization activities which are housed in TRSs, increased $9.1 million due to an increase in taxable income of those TRSs in the nine months of 2020.

Infrastructure Lending Segment

The Infrastructure Lending Segment’s Core Earnings increased by $7.3 million, from $9.2 million in the nine months of 2019 to $16.5 million in the nine months of 2020. After making adjustments for the calculation of Core Earnings, revenues were $61.7 million, costs and expenses were $44.4 million and other loss was $0.8 million.

Core revenues, consisting principally of interest income on loans, decreased by $16.5 million in the nine months of 2020, primarily due to decreases in interest income from loans of $15.6 million and investment securities of $0.5 million. The decrease in interest income from loans was primarily due to a decrease in average LIBOR rates and lower average loan balances outstanding as a result of sales and repayments, partially offset by an increase in average spreads on our infrastructure loans.

Core costs and expenses decreased by $16.8 million in the nine months of 2020, primarily due to a decrease in interest expense on the secured debt facilities used to finance this segment’s investment portfolio principally due to lower average LIBOR rates and lower average borrowings as a result of loan sales and repayments.

Core other loss decreased by $7.8 million in the nine months of 2020, primarily due to a decreased loss on extinguishment of debt resulting from the write-off of deferred financing fees relating to partial debt prepayments from proceeds of loan repayments and sales.

Property Segment

Core Earnings by Portfolio (amounts in thousands)

	For the Nine Months Ended
	September 30,
	2020	2019	Change
Master Lease Portfolio	$12,811	$12,663	$148
Medical Office Portfolio	14,526	19,329	(4,803)
Woodstar I Portfolio	17,129	22,489	(5,360)
Woodstar II Portfolio	18,736	17,208	1,528
Ireland Portfolio	—	18,801	(18,801)
Investment in unconsolidated entities	—	(68,905)	68,905
Other/Corporate	(3,046)	(2,957)	(89)
Core Earnings	$60,156	$18,628	$41,528

The Property Segment’s Core Earnings increased by $41.5 million, from $18.6 million during the nine months of 2019 to $60.1 million in the nine months of 2020. After making adjustments for the calculation of Core Earnings, revenues were $190.4 million, costs and expenses were $125.7 million and other loss was $4.6 million.

Core revenues decreased by $24.4 million in the nine months of 2020, primarily due to the sale of the Ireland Portfolio in December 2019, partially offset by increased rental income in the Woodstar Portfolios due to rental rate increases effective May 2019.

Core costs and expenses decreased by $8.2 million in the nine months of 2020, primarily due to the sale of the Ireland Portfolio in December 2019.

Core other loss decreased by $57.5 million in the nine months of 2020 primarily due to a $68.9 million other-than-temporary loss recognized on our investment in the Retail Fund in the 2019 period that did not recur in the 2020 period, partially offset by a $9.4 million unfavorable change in realized gains (losses) on certain interest rate and foreign currency derivatives and a $2.2 million loss on extinguishment of debt in the second quarter of 2020 in connection with the refinancing of our Woodstar I Portfolio.

Investing and Servicing Segment

The Investing and Servicing Segment’s Core Earnings decreased by $86.0 million, from $175.1 million during the nine months of 2019 to $89.1 million in the nine months of 2020. After making adjustments for the calculation of Core Earnings, revenues were $148.5 million, costs and expenses were $84.9 million, other income was $32.2 million, income tax benefit was $7.8 million and the deduction of income attributable to non-controlling interests was $14.5 million.

Core revenues decreased by $67.0 million in the nine months of 2020, primarily due to decreases of $32.6 million in servicing fees, $22.5 million in interest income from CMBS and conduit loans and $11.9 million in rental income from our REIS Equity Portfolio due to fewer properties held and an owned hotel which was closed during the second quarter due to COVID-19. The decrease in interest income primarily reflects a $13.3 million decrease in interest recoveries on CMBS and lower average balances of conduit loans held-for-sale.

Core costs and expenses decreased by $18.4 million in the nine months of 2020, primarily due to decreases of $6.4 million in costs of rental operations due to fewer properties held, $6.4 million in interest expense on borrowings related to properties held and conduit loans and $6.3 million in general and administrative expenses reflecting lower incentive compensation.

Core other income decreased by $38.1 million in the nine months of 2020, primarily due to decreases of $27.0 million in realized gains on conduit loans and $17.7 million in gains on sales of operating properties and CMBS.

Income taxes, which principally relate to the taxable nature of this segment’s loan servicing and loan securitization businesses which are housed in TRSs, decreased $11.9 million from a provision of $4.1 million to a benefit of $7.8 million due to tax losses of those TRSs in the nine months of 2020.

Income attributable to non-controlling interests increased $11.2 million primarily relating to income of a consolidated CMBS joint venture in which we hold a 51% interest.

Corporate

Core corporate costs and expenses decreased by $16.1 million, from $155.6 million during the nine months of 2019 to $139.5 million in the nine months of 2020 primarily due to (i) a $12.1 million favorable change in realized gain (loss) on interest rate swaps which hedge a portion of our unsecured senior notes used to repay variable-rate secured financing, (ii) a $2.4 million decrease in loss on extinguishment of debt and (iii) a $1.2 million decrease in interest expense principally on lower average outstanding balances of our unsecured senior notes.

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

Credit Facilities

Shortly after the initial outbreak of the COVID-19 pandemic, we entered into agreements with certain of our secured credit facility lenders in our commercial lending portfolio to temporarily suspend credit mark provisions on certain of their portfolio assets in exchange for: (i) cash repayments; (ii) pledges of additional collateral; and (iii) reductions of available borrowings.

We are in frequent, consistent dialogue with the providers of our secured credit facilities regarding our management of their collateral assets in light of the impacts of the COVID-19 pandemic, including the determination of whether any extensions to these agreements are necessary as these temporary suspensions expire. Our in-house asset management team, along with an experienced team of workout professionals within our special servicer, are skilled in managing loans throughout cycles, which we believe will assist us in achieving maximum resolution on any assets impacted by the COVID-19 pandemic.

No such modifications or agreements were made with lenders on credit facilities related to our property, residential lending or infrastructure lending portfolios.

Our primary sources of liquidity are as follows:

Cash Flows for the Nine Months ended September 30, 2020 (amounts in thousands)

		VIE	Excluding Investing
	GAAP	Adjustments	and Servicing VIEs
Net cash provided by operating activities	$526,149	$(1,999)	$524,150
Cash Flows from Investing Activities:
Origination and purchase of loans held-for-investment	(2,368,931)	—	(2,368,931)
Proceeds from principal collections and sale of loans	1,792,542	—	1,792,542
Purchase and funding of investment securities	(22,408)	(265,469)	(287,877)
Proceeds from sales and collections of investment securities	75,897	81,550	157,447
Proceeds from sales of real estate	23,805	—	23,805
Purchases and additions to properties and other assets	(17,923)	—	(17,923)
Investment in unconsolidated entities	(3,133)	—	(3,133)
Proceeds from sale of interest in unconsolidated entities	10,313	—	10,313
Net cash flows from other investments and assets	(60,118)	—	(60,118)
Net cash used in investing activities	(569,956)	(183,919)	(753,875)
Cash Flows from Financing Activities:
Proceeds from borrowings	4,935,556	—	4,935,556
Principal repayments on and repurchases of borrowings	(4,221,999)	(13,950)	(4,235,949)
Payment of deferred financing costs	(17,978)	—	(17,978)
Proceeds from common stock issuances, net of offering costs	442	—	442
Payment of dividends	(408,893)	—	(408,893)
Contributions from non-controlling interests	9,657	—	9,657
Distributions to non-controlling interests	(90,006)	2,472	(87,534)
Purchase of treasury stock	(28,830)	—	(28,830)
Issuance of debt of consolidated VIEs	24,376	(24,376)	—
Repayment of debt of consolidated VIEs	(279,419)	279,419	—
Distributions of cash from consolidated VIEs	57,174	(57,174)	—
Net cash provided by financing activities	(19,920)	186,391	166,471
Net decrease in cash, cash equivalents and restricted cash	(63,727)	473	(63,254)
Cash, cash equivalents and restricted cash, beginning of period	574,031	(1,221)	572,810
Effect of exchange rate changes on cash	902	—	902
Cash, cash equivalents and restricted cash, end of period	$511,206	$(748)	$510,458

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

Cash and cash equivalents decreased by $63.2 million during the nine months ended September 30, 2020, reflecting net cash used in investing activities of $753.9 million, partially offset by net cash provided by operating activities of $524.2 million and financing activities of $166.5 million.

Net cash provided by operating activities of $524.2 million during the nine months ended September 30, 2020 related primarily to cash interest income of $408.2 million from our loans and $119.5 million from our investment securities and proceeds from sales of loans held-for-sale, net of originations and purchases, of $272.3 million. Net rental income provided cash of $134.4 million and servicing fees provided cash of $30.4 million. Offsetting these cash inflows was cash interest expense of $284.9 million, general and administrative expenses of $85.5 million, management fees of $56.8 million and a net change in operating assets and liabilities of $24.8 million.

Net cash used in investing activities of $753.9 million during the nine months ended September 30, 2020 related primarily to the origination and acquisition of new loans held-for-investment of $2.4 billion, the purchase and funding of investment securities of $287.9 million and additions to properties and other assets of $17.9 million, partially offset by proceeds received from principal collections and sales of loans of $1.8 billion and investment securities of $157.4 million, proceeds from the sale of real estate of $23.8 million and proceeds from the sale of interest in unconsolidated entities of $10.3 million.

Net cash provided by financing activities of $166.5 million during the nine months ended September 30, 2020 related primarily to borrowings on our secured debt, net of repayments and deferred loan costs, of $681.6 million, partially offset by dividend distributions of $408.9 million, net distributions to non-controlling interests of $77.9 million and treasury stock purchases of $28.8 million.

Our Investment Portfolio

The following is a review of our segments for the nine months ended September 30, 2020. Refer to the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q for discussion of the potential impacts on us from the COVID-19 pandemic.

Commercial and Residential Lending Segment

The following table sets forth the amount of each category of investments we owned across various property types within our Commercial and Residential Lending Segment as of September 30, 2020 and December 31, 2019 (dollars in thousands):

						Unlevered
	Face	Carrying		Asset Specific	Net	Return on
	Amount	Value		Financing	Investment	Asset
September 30, 2020
First mortgages (1)	$8,547,835	$8,524,192		$5,555,294	$2,968,898	6.3%
Subordinated mortgages	70,979	69,835		—	69,835	8.7%
Mezzanine loans (1)	587,223	588,116		—	588,116	11.7%
Residential loans, fair value option	249,323	256,407		170,063	86,344	6.0%
Other loans	34,043	30,548		—	30,548	9.9%
Loans held-for-sale, fair value option, residential	742,106	747,654		473,041	274,613	6.0%
RMBS, available-for-sale	260,260	170,270		110,478	59,792	11.2%
RMBS, fair value option	275,787	373,682	(2)	75,118	298,564	8.4%
CMBS, fair value option	102,900	96,869	(2)	25,313	71,556	6.3%
HTM debt securities (3)	505,247	504,936		96,716	408,220	6.8%
Credit loss allowance	—	(99,048)		—	(99,048)
Equity security	11,805	10,058		—	10,058
Investment in unconsolidated entities	N/A	50,850		—	50,850
Properties, net	N/A	27,123		—	27,123
	$11,387,508	$11,351,492		$6,506,023	$4,845,469

December 31, 2019
First mortgages (1)	$7,961,494	$7,926,732		$4,715,244	$3,211,488	6.4%
Subordinated mortgages	77,055	75,724		—	75,724	9.5%
Mezzanine loans (1)	484,408	484,164		—	484,164	12.2%
Residential loans, fair value option	654,925	671,572		425,423	246,149	5.9%
Other loans	66,525	62,555		—	62,555	8.9%
Loans held-for-sale, fair value option, residential	587,144	605,384		454,223	151,161	5.9%
Credit loss allowance, loans	—	(33,415)		—	(33,415)
RMBS, available-for-sale	278,853	189,576		102,073	87,503	12.3%
RMBS, fair value option	87,397	147,034	(2)	32,292	114,742	10.2%
CMBS, fair value option	118,249	118,215	(2)	58,801	59,414	5.5%
HTM debt securities (3)	527,338	525,485		178,880	346,605	7.1%
Equity security	12,119	12,664		—	12,664
Investment in unconsolidated entities	N/A	46,921		—	46,921
Properties, net	N/A	26,834		—	26,834
	$10,855,507	$10,859,445		$5,966,936	$4,892,509
(1)	First mortgages include first mortgage loans and any contiguous mezzanine loan components because as a whole, the expected credit quality of these loans is more similar to that of a first mortgage loan. The application of this methodology resulted in mezzanine loans with carrying values of $896.8 million and $967.0 million being classified as first mortgages as of September 30, 2020 and December 31, 2019, respectively.

(2)	Eliminated in consolidation against VIE liabilities pursuant to ASC 810.

(3)	CMBS held-to-maturity (“HTM”) and mandatorily redeemable preferred equity interests in commercial real estate entities.

As of September 30, 2020 and December 31, 2019, our Commercial and Residential Lending Segment’s investment portfolio, excluding residential loans, RMBS, properties and other investments, had the following characteristics based on carrying values:

Collateral Property Type	September 30, 2020	December 31, 2019
Office	34.1%	40.2%
Hotel	22.4%	20.6%
Multifamily	14.4%	12.3%
Mixed Use	8.4%	7.1%
Residential	8.2%	8.7%
Retail	2.8%	3.5%
Industrial	1.8%	0.6%
Other	7.9%	7.0%
	100.0%	100.0%

Geographic Location	September 30, 2020	December 31, 2019
U.S. Regions:
North East	24.5%	27.5%
West	18.5%	22.2%
South West	10.9%	10.7%
Mid Atlantic	9.5%	8.3%
South East	8.3%	7.9%
Midwest	4.6%	4.1%
International:
Europe/Australia	20.8%	16.2%
Bahamas/Bermuda	2.9%	3.1%
	100.0%	100.0%

Infrastructure Lending Segment

The following table sets forth the amount of each category of investments we owned within our Infrastructure Lending Segment as of September 30, 2020 and December 31, 2019 (dollars in thousands):

					Unlevered
	Face	Carrying	Asset Specific	Net	Return on
	Amount	Value	Financing	Investment	Asset
September 30, 2020
First priority infrastructure loans and HTM securities	$1,630,855	$1,601,005	$1,243,001	$358,004	4.7%
Credit loss allowance	N/A	(17,124)	—	(17,124)
Investment in unconsolidated entities	N/A	24,664	—	24,664
	$1,630,855	$1,608,545	$1,243,001	$365,544

December 31, 2019
First priority infrastructure loans and HTM securities	$1,474,052	$1,442,601	$1,121,065	$321,536	6.4%
Loans held-for-sale, infrastructure	121,271	119,724	96,001	23,723	5.1%
Credit loss allowance	N/A	(196)	—	(196)
Investment in unconsolidated entities	N/A	25,862	—	25,862
	$1,595,323	$1,587,991	$1,217,066	$370,925

As of September 30, 2020 and December 31, 2019, our Infrastructure Lending Segment’s investment portfolio had the following characteristics based on carrying values:

Collateral Type	September 30, 2020	December 31, 2019
Natural gas power	68.4%	72.6%
Midstream	20.9%	12.8%
Renewable power	7.2%	10.6%
Other thermal power	3.5%	4.0%
	100.0%	100.0%

Geographic Location	September 30, 2020	December 31, 2019
U.S. Regions:
North East	42.1%	43.9%
Midwest	21.8%	25.5%
South West	16.2%	12.6%
South East	9.0%	4.8%
West	3.6%	4.2%
Mid-Atlantic	3.6%	4.0%
International:
Mexico	2.7%	2.9%
Other	1.0%	2.1%
	100.0%	100.0%

Property Segment

The following table sets forth the amount of each category of investments held within our Property Segment as of September 30, 2020 and December 31, 2019 (amounts in thousands):

	September 30, 2020	December 31, 2019
Properties, net	$1,983,124	$2,029,024
Lease intangibles, net	39,978	44,986
	$2,023,102	$2,074,010

The following table sets forth our net investment and other information regarding the Property Segment’s properties and lease intangibles as of September 30, 2020 (dollars in thousands):

		Asset			Weighted Average
	Carrying	Specific	Net	Occupancy	Remaining
	Value	Financing	Investment	Rate	Lease Term
Office—Medical Office Portfolio	$760,098	$591,853	$168,245	93.2%	6.1 years
Multifamily residential—Woodstar I Portfolio	634,017	572,202	61,815	98.2%	0.5 years
Multifamily residential—Woodstar II Portfolio	607,695	437,037	170,658	99.3%	0.5 years
Retail—Master Lease Portfolio	343,790	192,639	151,151	100.0%	21.6 years
Subtotal—undepreciated carrying value	2,345,600	1,793,731	551,869
Accumulated depreciation and amortization	(322,498)	—	(322,498)
Net carrying value	$2,023,102	$1,793,731	$229,371

As of September 30, 2020 and December 31, 2019, our Property Segment’s investment portfolio had the following geographic characteristics based on carrying values:

Geographic Location	September 30, 2020	December 31, 2019
South East	62.0%	62.0%
South West	10.3%	10.3%
Midwest	10.1%	10.1%
North East	9.7%	9.7%
West	7.9%	7.9%
	100.0%	100.0%

Investing and Servicing Segment

The following table sets forth the amount of each category of investments we owned within our Investing and Servicing Segment as of September 30, 2020 and December 31, 2019 (amounts in thousands):

				Asset
	Face	Carrying		Specific		Net
	Amount	Value		Financing		Investment
September 30, 2020
CMBS, fair value option	$2,618,530	$1,097,322	(1)	$318,443	(2)	$778,879
Intangible assets - servicing rights	N/A	52,770	(3)	—		52,770
Lease intangibles, net	N/A	16,548		—		16,548
Loans held-for-sale, fair value option, commercial	266,370	265,019		126,419		138,600
Loans held-for-investment	1,081	1,081		—		1,081
Investment in unconsolidated entities	N/A	45,236	(4)	—		45,236
Properties, net	N/A	197,575		169,193		28,382
	$2,885,981	$1,675,551		$614,055		$1,061,496
December 31, 2019
CMBS, fair value option	$2,897,654	$1,177,148	(1)	$300,705		$876,443
Intangible assets - servicing rights	N/A	43,164	(3)	—		43,164
Lease intangibles, net	N/A	20,060		—		20,060
Loans held-for-sale, fair value option, commercial	160,635	159,238		85,873		73,365
Loans held-for-investment	1,294	1,294		—		1,294
Investment in unconsolidated entities	N/A	32,183	(4)	—		32,183
Properties, net	N/A	210,582		187,929		22,653
	$3,059,583	$1,643,669		$574,507		$1,069,162
(1)	Includes $1.07 billion and $1.14 billion of CMBS eliminated in consolidation against VIE liabilities pursuant to ASC 810 as of September 30, 2020 and December 31, 2019, respectively. Also includes $178.6 million and $186.6 million of non-controlling interests in the consolidated entities which hold certain of these CMBS as of September 30, 2020 and December 31, 2019, respectively.

(2)	Includes $41.3 million of non-controlling interests in the consolidated entities which hold certain debt balances as of September 30, 2020.

(3)	Includes $38.2 million and $26.2 million of servicing rights intangibles eliminated in consolidation against VIE assets pursuant to ASC 810 as of September 30, 2020 and December 31, 2019, respectively.

(4)	Includes $16.4 million and $20.6 million of investment in unconsolidated entities eliminated in consolidation against VIE assets pursuant to ASC 810 as of September 30, 2020 and December 31, 2019, respectively.

Our REIS Equity Portfolio, as described in Note 6 to the Condensed Consolidated Financial Statements, had the following characteristics based on carrying values of $198.8 million and $214.9 million as of September 30, 2020 and December 31, 2019, respectively:

Property Type	September 30, 2020	December 31, 2019
Office	50.0%	52.7%
Retail	30.5%	28.8%
Mixed Use	6.9%	5.8%
Self-storage	6.2%	3.9%
Multifamily	4.2%	6.5%
Hotel	2.2%	2.3%
	100.0%	100.0%

Geographic Location	September 30, 2020	December 31, 2019
South West	24.7%	22.6%
North East	24.4%	22.0%
South East	15.6%	22.6%
West	15.0%	13.5%
Mid Atlantic	11.8%	8.4%
Midwest	8.5%	10.9%
	100.0%	100.0%

New Credit Facilities and Amendments

Refer to Notes 9 and 10 of our Condensed Consolidated Financial Statements for a detailed discussion of new credit facilities and amendments to existing credit facilities executed since December 31, 2019.

Secured Borrowings

The following table is a summary of our secured borrowings as of September 30, 2020 (dollars in thousands):

						Pledged						Approved
					Weighted	Asset		Maximum				but	Unallocated
	Current		Extended		Average	Carrying		Facility		Outstanding		Undrawn	Financing
	Maturity		Maturity (a)		Pricing	Value		Size		Balance		Capacity (b)	Amount (c)
Repurchase Agreements:
Commercial Loans	May 2021 to Aug 2025	(d)	May 2023 to Mar 2029	(d)	(e)	$6,643,722		$8,747,538	(f)	$4,556,665		$71,355	$4,119,518
Residential Loans	Jun 2022		N/A		LIBOR + 2.64%	37,046		400,000		23,866		—	376,134
Infrastructure Loans	Feb 2022		N/A		LIBOR + 2.00%	244,862		500,000		206,288		—	293,712
Conduit Loans	Feb 2021 to Jun 2023		Feb 2022 to Jun 2024		LIBOR + 1.93%	171,497		350,000		127,162		—	222,838
CMBS/RMBS	Oct 2020 to Dec 2029	(g)	Aug 2021 to Jun 2030	(g)	(h)	1,155,313		750,544		634,791	(i)	—	115,753
Total Repurchase Agreements						8,252,440		10,748,082		5,548,772		71,355	5,127,955
Other Secured Financing:
Borrowing Base Facility	Apr 2022		Apr 2024		LIBOR + 2.25%	50,194		650,000	(j)	37,594		—	612,406
Commercial Financing Facility	Mar 2022		Mar 2029		GBP LIBOR + 1.75%	95,077		76,721		76,721		—	—
Residential Financing Facility	Sep 2022		Sep 2025		3.50%	—		250,000		—		—	250,000
Infrastructure Acquisition Facility	Sep 2021		Sep 2022		(k)	710,572		701,370		572,382		—	128,988
Infrastructure Financing Facilities	Jul 2022 to Oct 2022		Oct 2024 to Jul 2027		LIBOR + 2.11%	583,319		1,250,000		464,487		—	785,513
Property Mortgages - Fixed rate	Nov 2024 to Aug 2052	(l)	N/A		3.81%	1,288,513		1,077,800		1,077,800		—	—
Property Mortgages - Variable rate	Nov 2021 to Jul 2030		N/A		(m)	926,495		927,300		908,906		—	18,394
Term Loan and Revolver	(n)		N/A		(n)	N/A	(n)	516,000		396,000		120,000	—
FHLB	Feb 2021		N/A		1.99%	948,409		1,600,000		619,500		—	980,500
Collateralized Loan Obligation	Jul 2038		N/A		LIBOR + 1.34%	1,099,558		936,375		936,375		—	—
Total Other Secured Financing						5,702,137		7,985,566		5,089,765		120,000	2,775,801
						$13,954,577		$18,733,648		$10,638,537		$191,355	$7,903,756
Unamortized net discount										(9,908)
Unamortized deferred financing costs										(82,806)
										$10,545,823
(a)	Subject to certain conditions as defined in the respective facility agreement.

(b)	Approved but undrawn capacity represents the total draw amount that has been approved by the lenders related to those assets that have been pledged as collateral, less the drawn amount.

(c)	Unallocated financing amount represents the maximum facility size less the total draw capacity that has been approved by the lenders.

(d)	For certain facilities, borrowings collateralized by loans existing at maturity may remain outstanding until such loan collateral matures, subject to certain specified conditions.

(e)	Certain facilities with an outstanding balance of $1.3 billion as of September 30, 2020 are indexed to GBP LIBOR and EURIBOR. The remainder have a weighted average rate of LIBOR + 2.02%.

(f)	The aggregate initial maximum facility size of $8.7 billion may be increased at our option, subject to certain conditions. This amount includes such upsizes.

(g)	Certain facilities with an outstanding balance of $285.9 million as of September 30, 2020 carry a rolling 11-month or 12-month term which may reset monthly or quarterly with the lender's consent. These facilities carry no maximum facility size.

(h)	A facility with an outstanding balance of $184.2 million as of September 30, 2020 has a fixed annual interest rate of 3.50%. All other facilities are variable rate with a weighted average rate of LIBOR + 1.57%.

(i)	Includes: (i) $184.2 million outstanding on a repurchase facility that is not subject to margin calls; and (ii) $41.3 million outstanding on one of our repurchase facilities that represents the 49% pro rata share owed by a non-controlling partner in a consolidated joint venture (see Note 14 to the Condensed Consolidated Financial Statements).

(j)	The initial maximum facility size of $300.0 million may be increased to $650.0 million, subject to certain conditions.

(k)	Consists of an annual interest rate of the applicable currency benchmark index + 2.00%.

(l)	The weighted average maturity is 7.0 years as of September 30, 2020.

(m)	Includes a $600.0 million first mortgage and mezzanine loan secured by our Medical Office Portfolio. This debt has a weighted average interest rate of LIBOR + 2.07% that we swapped to a fixed rate of 3.34%. The remainder have a weighted average rate of LIBOR + 2.63%

(n)	Consists of: (i) a $396.0 million term loan facility that matures in July 2026 with an annual interest rate of LIBOR + 2.50% and (ii) a $120.0 million revolving credit facility that matures in July 2024 with an annual interest rate of LIBOR + 3.00%. These facilities are secured by the equity interests in certain of our subsidiaries which totaled $3.7 billion as of September 30, 2020.

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

Variance between Average and Quarter-End Credit Facility Borrowings Outstanding

The following table compares the average amount outstanding under our secured financing agreements during each quarter and the amount outstanding as of the end of each quarter, together with an explanation of significant variances (amounts in thousands):

		Weighted-Average		Explanations
	Quarter-End	Balance During		for Significant
Quarter Ended	Balance	Quarter	Variance	Variances
December 31, 2019	9,936,500	9,535,839	400,661	(a)
March 31, 2020	10,714,680	10,194,276	520,404	(b)
June 30, 2020	9,858,371	10,218,089	(359,718)	(c)
September 30, 2020	10,638,537	10,151,695	486,842	(d)
(a)	Variance primarily due to the following: (i) the late quarter timing of commercial loan fundings, which resulted in the Company drawing on its corresponding credit facilities which financed these assets and (ii) borrowings on a new Infrastructure Financing Facility.

(b)	Variance primarily due to the following: (i) drawing on all available credit facilities at quarter end and (ii) borrowings on two new lending facilities.

(c)	Variance primarily due to the late quarter timing of a residential loan securitization, which resulted in a $387.4 million paydown of the FHLB facility, partially offset by the late quarter timing of the refinancing of our Woodstar I Portfolio, which resulted in net additional borrowings of $100.1 million.

(d)	Variance primarily due to the following: (i) late quarter timing of conduit loan fundings and (ii) the closing of a large European loan pledged to two commercial credit facilities.

Borrowings under Unsecured Senior Notes

During both the three months ended September 30, 2020 and 2019, the weighted average effective borrowing rate on our unsecured senior notes was 4.9%. During the nine months ended September 30, 2020 and 2019, the weighted average effective borrowing rate on our unsecured senior notes was 5.0% and 4.9%, respectively. The effective borrowing rate includes the effects of underwriter purchase discount and the adjustment for the conversion option on the Convertible Notes, the initial value of which reduced the balance of the notes.

Refer to Note 10 of our Condensed Consolidated Financial Statements for further disclosure regarding the terms of our unsecured senior notes.

Scheduled Principal Repayments on Investments and Overhang on Financing Facilities

The following scheduled and/or projected principal repayments on our investments were based on amounts outstanding and extended contractual maturities of those investments as of September 30, 2020. The projected and/or required repayments of financing were based on the earlier of (i) the extended contractual maturity of each credit facility or (ii) the extended contractual maturity of each of the investments that have been pledged as collateral under the respective credit facility (amounts in thousands):

	Scheduled Principal	Scheduled/Projected	Projected/Required		Scheduled Principal
	Repayments on Loans	Principal Repayments	Repayments of		Inflows Net of
	and HTM Securities	on RMBS and CMBS	Financing		Financing Outflows
Fourth Quarter 2020	365,971	11,541	(391,571)	(1)	(14,059)
First Quarter 2021	464,105	7,981	(1,268,191)	(2)	(796,105)
Second Quarter 2021	415,973	16,066	(83,194)		348,845
Third Quarter 2021	146,337	6,803	(151,131)		2,009
Total	$1,392,386	$42,391	$(1,894,087)		$(459,310)
(1)	$277.5 million represents borrowings with the FHLB associated with our residential loans, most of which are intended for securitization. The FHLB facility matures in February 2021. We intend to transition any loans not already securitized to alternate facilities beginning later this year.

(2)	$500.0 million represents the maturity of our 2021 Senior Notes, which we intend to repay with proceeds from corporate debt issuances subsequent to September 30, 2020 (see Note 23 to the Condensed Consolidated Financial Statements). $342.0 million represents borrowings with the FHLB associated with our residential loans, which will be repaid with securitization proceeds or alternative financing lines (see Note 1 above).

In the normal course of business, the Company is in discussions with its lenders to extend or amend any financing facilities which contain near term expirations.

Issuances of Equity Securities

We may raise funds through capital market transactions by issuing capital stock. There can be no assurance, however, that we will be able to access the capital markets at any particular time or on any particular terms. We have authorized 100,000,000 shares of preferred stock and 500,000,000 shares of common stock. At September 30, 2020, we had 100,000,000 shares of preferred stock available for issuance and 215,318,234 shares of common stock available for issuance.

Other Potential Sources of Financing

In the future, we may also use other sources of financing to fund the acquisition of our target assets, including other secured as well as unsecured forms of borrowing and sale of senior loan interests and other assets.

Repurchases of Equity Securities and Convertible Senior Notes

In February 2020, our board of directors authorized the repurchase of up to $400.0 million of our outstanding common shares and convertible senior notes over a period of one year. Purchases made pursuant to the program will be made in either the open market or in privately negotiated transactions from time to time as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases are discretionary and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. During the nine months ended September 30, 2020, we repurchased $28.8 million of common stock and no convertible senior notes under the repurchase program. As of September 30, 2020, we have $371.2 million of remaining capacity to repurchase common stock and/or convertible senior notes under the repurchase program.

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

The Company’s board of directors declared the following dividends during the nine months ended September 30, 2020:

Declare Date	Record Date	Payment Date	Amount	Frequency
9/16/20	9/30/20	10/15/20	$0.48	Quarterly
6/16/20	6/30/20	7/15/20	$0.48	Quarterly
2/25/20	3/31/20	4/15/20	$0.48	Quarterly

Leverage Policies

Our strategies with regards to use of leverage have not changed significantly since December 31, 2019. Refer to our Form 10-K for a description of our strategies regarding use of leverage.

Contractual Obligations and Commitments

Contractual obligations as of September 30, 2020 are as follows (amounts in thousands):

		Less than				More than
	Total	1 year		1 to 3 years	3 to 5 years	5 years
Secured financings (a)	$9,702,162	$1,122,893	(b)	$1,022,114	$4,532,587	$3,024,568
Collateralized loan obligations	936,375	—		—	—	936,375
Unsecured senior notes	1,950,000	500,000		950,000	500,000	—
Loan and preferred equity interest funding commitments (c)	1,630,823	1,125,780		485,886	19,157	—
Infrastructure Lending Segment commitments (d)	241,646	202,786		38,860	—	—
Future lease commitments	31,324	7,163		4,741	3,529	15,891
Total	$14,492,330	$2,958,622		$2,501,601	$5,055,273	$3,976,834
(a)	Represents the contractual maturity of the respective credit facility, inclusive of available extension options. If investments that have been pledged as collateral repay earlier than the contractual maturity of the debt, the related portion of the debt would likewise require earlier repayment. Refer to Note 9 to the Condensed Consolidated Financial Statements for the expected maturities by year.

(b)	$619.5 million represents borrowings with the FHLB associated with our residential loans, most of which are intended for securitization. The FHLB facility matures in February 2021. We intend to transition any loans not already securitized to alternate facilities beginning later this year. $400.9 million represents borrowings under certain securities repurchase facilities that carry a rolling term.

(c)	Excludes $156.1 million of loan funding commitments in which management projects the Company will not be obligated to fund in the future due to repayments made by the borrower earlier than, or in excess of, expectations.

(d)	Represents contractual commitments of $146.2 million under revolvers and letters of credit and $95.4 million under delayed draw term loans.

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

Significant judgment is required when estimating future credit losses; therefore, actual results over time could be materially different. As of September 30, 2020, we held $11.3 billion of loans and HTM securities measured at amortized cost with expected future funding commitments of $1.7 billion. We recognized a net credit loss reversal of $3.6 million and a provision of $55.3 million during the three and nine months ended September 30, 2020, respectively, and the related credit loss allowance was $122.9 million as of September 30, 2020.

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

Significant judgment is required when estimating expected cash flows used in determining the credit loss allowance for AFS debt securities; therefore, actual results over time could be materially different. As of September 30, 2020, we held $170.3 million of AFS debt securities. We did not recognize any provision for credit losses with respect to our AFS debt securities during the three and nine months ended September 30, 2020 and there was no related credit loss allowance as of September 30, 2020.

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

We seek to further manage credit risk associated with our Investing and Servicing Segment loans held-for-sale through the purchase of credit index instruments. The following table presents our credit index instruments as of September 30, 2020 and December 31, 2019 (dollars in thousands):

	Face Value of	Aggregate Notional Value of	Number of
	Loans Held-for-Sale	Credit Index Instruments	Credit Index Instruments
September 30, 2020	$266,370	$69,000	4
December 31, 2019	$160,635	$89,000	5

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

Interest Rate Risk

Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. We are subject to interest rate risk in connection with our investments and the related financing obligations. In general, we seek to match the interest rate characteristics of our investments with the interest rate characteristics of any related financing obligations such as repurchase agreements, bank credit facilities, term loans, revolving facilities and securitizations. In instances where the interest rate characteristics of an investment and the related financing obligation are not matched, we mitigate such interest rate risk through the utilization of interest rate derivatives of the same duration. The following table presents financial instruments where we have utilized interest rate derivatives to hedge interest rate risk and the related interest rate derivatives as of September 30, 2020 and December 31, 2019 (dollars in thousands):

		Aggregate Notional
	Face Value of	Value of Interest	Number of Interest
	Hedged Instruments	Rate Derivatives	Rate Derivatives
Instrument hedged as of September 30, 2020
Loans held-for-sale	1,008,476	566,400	47
RMBS, available-for-sale	260,260	421,000	4
CMBS, fair value option	130,934	71,000	2
HTM debt securities	17,082	17,082	1
Secured financing agreements	925,317	1,631,573	24
Unsecured senior notes	1,000,000	970,000	2
	$3,342,069	$3,677,055	80
Instrument hedged as of December 31, 2019
Loans held-for-investment, residential	$654,925	$169,200	8
Loans held-for-sale	747,779	344,900	24
RMBS, available-for-sale	278,853	85,000	2
HTM debt securities	18,784	18,784	1
Secured financing agreements	693,496	1,423,881	14
Unsecured senior notes	1,000,000	970,000	2
	$3,393,837	$3,011,765	51

The following table summarizes the estimated annual change in net investment income for our variable rate investments and our variable rate debt assuming increases or decreases in LIBOR or other applicable index rates and adjusted for the effects of our interest rate hedging activities (amounts in thousands, except per share data):

	Variable rate
	investments and	1.0%	0.5%	0.5%	1.0%
Income (Expense) Subject to Interest Rate Sensitivity	indebtedness (1)	Increase	Increase	Decrease	Decrease
Investment income from variable rate investments	$10,562,374	$40,504	$16,251	$(4,176)	$(4,303)
Interest expense from variable rate debt, net of interest rate derivatives	(7,266,674)	(78,864)	(38,941)	11,425	12,724
Net investment income from variable rate instruments	$3,295,700	$(38,360)	$(22,690)	$7,249	$8,421
Impact per diluted shares outstanding		$(0.13)	$(0.08)	$0.03	$0.03
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

The following table represents our current currency hedge exposure as it relates to our investments denominated in foreign currencies, along with the aggregate notional amount of the hedges in place (amounts in thousands except for number of contracts) using the September 30, 2020 GBP closing rate of 1.2916, EUR closing rate of 1.1722 and AUD closing rate of 0.7161.

Carrying Value of Net Investment	Local Currency	Number of Foreign Exchange Contracts	Aggregate Notional Value of Hedges Applied	Expiration Range of Contracts
$78,924	AUD	12	$86,564	November 2021
18,356	GBP	9	27,287	October 2020 – December 2023
24,346	EUR	124	22,581	October 2020 – October 2021
29,805	GBP	1	36,727	July 2023
79,284	GBP	22	83,212	October 2020 – January 2022
59,075	EUR	39	64,005	November 2020 – March 2023
28,275	EUR	48	31,555	November 2020 – August 2022
109,658	GBP	20	119,540	October 2020 – January 2024
73,481	GBP	16	60,557	April 2021
5,794	EUR	8	7,191	November 2020 – July 2022
11,692	GBP	8	14,479	November 2020 – July 2022
76	AUD	1	4,055	August 2021
24,478	EUR	24	31,434	November 2020 – June 2023
39,553	EUR	11	60,752	November 2020 – November 2022
40,834	EUR	21	50,374	December 2020 – November 2025
11,074	EUR	7	14,954	November 2020-November 2023
46,268	GBP	17	61,098	November 2020-May 2024
57,681	GBP	20	67,135	November 2020 – November 2021
11,217	EUR	8	13,068	June 2022
10,058	GBP	7	12,956	December 2020 – April 2022
$759,929		423	$869,524

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

Changes in Internal Control Over Financial Reporting. No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of securities during the three months ended September 30, 2020.

Issuer Purchases of Equity Securities

There were no purchases of common stock during the three months ended September 30, 2020.

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

STARWOOD PROPERTY TRUST, INC.

Date: November 5, 2020	By:	/s/ BARRY S. STERNLICHT
Barry S. Sternlicht Chief Executive Officer Principal Executive Officer

Date: November 5, 2020	By:	/s/ RINA PANIRY
Rina Paniry Chief Financial Officer, Treasurer, Chief Accounting Officer and Principal Financial Officer