Form 10-K
period 2020-12-31
STARWOOD PROPERTY TRUST, INC.
filed 2021-02-25
CIK 1465128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ⌧

As of June 30, 2020, the aggregate market value of the voting stock held by non-affiliates was $4,069,113,253 based on the reported last sale price of our common stock on June 30, 2020. Shares of our common stock held by affiliates, which includes officers and directors of the registrant, have been excluded from this calculation. This calculation does not reflect a determination that persons are affiliates for any other purposes.

The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of February 19, 2021 was 285,450,156.

DOCUMENTS INCORPORATED BY REFERENCE

Documents Incorporated By Reference: The information required by Part III of this Form 10-K, to the extent not set forth herein or by amendment, is incorporated by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or prior to April 30, 2021.

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

In light of these risks and uncertainties, there can be no assurances that the results referred to in the forward-looking statements contained in this Form 10-K will in fact occur. Except to the extent required by applicable law or regulation, we undertake no obligation to, and expressly disclaim any such obligation to, update or revise any forward-

looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, changes to future results over time or otherwise.

PART I

Item 1. Business.

The following description of our business should be read in conjunction with the information included elsewhere in this Form 10-K for the year ended December 31, 2020. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ significantly from the results discussed in the forward-looking statements due to the factors set forth in “Risk Factors” and elsewhere in this Form 10-K. References in this Form 10-K to “we,” “our,” “us,” or the “Company” refer to Starwood Property Trust, Inc. and its subsidiaries.

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

We have four reportable business segments as of December 31, 2020 and we refer to the investments within these segments as our target assets:

●	Real estate commercial and residential lending (the “Commercial and Residential Lending Segment”)—engages primarily in originating, acquiring, financing and managing commercial first mortgages, non-agency residential mortgages (“residential loans”), subordinated mortgages, mezzanine loans, preferred equity, commercial mortgage-backed securities (“CMBS”), residential mortgage-backed securities (“RMBS”) and other real estate and real estate-related debt investments in both the U.S. and Europe (including distressed or non-performing loans). Our residential loans are secured by a first mortgage lien on residential property and consist of non-agency residential mortgage loans that are not guaranteed by any U.S. Government agency or federally chartered corporation.

●	Infrastructure lending (the “Infrastructure Lending Segment”)—engages primarily in originating, acquiring, financing and managing infrastructure debt investments.

●	Real estate property (the “Property Segment”)—engages primarily in acquiring and managing equity interests in stabilized commercial real estate properties, including multifamily properties and commercial properties subject to net leases, that are held for investment.

●	Real estate investing and servicing (the “Investing and Servicing Segment”)—includes (i) a servicing business in the U.S. that manages and works out problem assets, (ii) an investment business that selectively acquires and manages unrated, investment grade and non-investment grade rated CMBS, including subordinated interests of securitization and resecuritization transactions, (iii) a mortgage loan business which originates conduit loans for the primary purpose of selling these loans into securitization transactions and (iv) an investment business that selectively acquires commercial real estate assets, including properties acquired from CMBS trusts.

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

Investment Strategy

We seek to attain attractive risk-adjusted returns for our investors over the long term by sourcing and managing a diversified portfolio of target assets, financed in a manner that is designed to deliver attractive returns across a variety of market conditions and economic cycles. Our investment strategy focuses on a few fundamental themes:

●	origination and acquisition of real estate debt assets with an implied basis sufficiently low to weather declines in asset values;
●	acquisition of equity interests in commercial real estate properties that generate stable current returns, increase the duration of our investment portfolio and provide potential for capital appreciation;
●	focus on real estate markets and asset classes with strong supply and demand fundamentals and/or barriers to entry;
●	structuring and financing each transaction in a manner that reflects the risk of the underlying asset’s cash flow stream and credit risk profile, and efficiently managing and maintaining the transaction’s interest rate and currency exposures at levels consistent with management’s risk objectives;
●	seeking situations where our size, scale, speed and sophistication allow us to position ourselves as a “one-stop” lending solution for real estate owner/operators;
●	utilizing the skills, expertise, and contacts developed by our Manager over the past 20 plus years as one of the premier global real estate investment managers to (i) correctly anticipate trends and identify attractive risk-adjusted investment opportunities in U.S. and European real estate markets; and (ii) expand and diversify our presence in various asset classes, including:
●	origination and acquisition of residential loans, including non-agency residential loans sometimes referred to as “non-qualified mortgages” or “non-QMs”; and
●	origination and acquisition of corporate and asset-backed loans;
●	utilizing the skills, expertise and infrastructure we acquired through our 2013 acquisition of LNR Property LLC (“LNR”), a market leading diversified real estate investment management and loan servicing company comprising our Investing and Servicing Segment, to expand and diversify our presence in various segments of real estate, including:
●	origination of small and medium sized loan transactions ($10 million to $50 million) for both investment and securitization/gain-on-sale;
●	investment in CMBS;
●	investment in commercial real estate;
●	special servicing of commercial real estate loans in commercial real estate securitization transactions; and

●	utilizing the skills and expertise we acquired through our 2018 acquisition of the Infrastructure Lending Segment from GE Capital Global Holdings, LLC (“GE Capital”) to expand our originations and acquisitions of infrastructure debt investments.

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

Our Target Assets

We invest in target assets secured primarily by U.S. or European collateral. We focus primarily on originating or opportunistically acquiring commercial mortgage whole loans, B-Notes, mezzanine loans, preferred equity and mortgage-backed securities (“MBS”). We may invest in performing and non-performing mortgage loans and other real estate-related loans and debt investments. We may acquire target assets through portfolio acquisitions or other types of acquisitions. Our Manager targets desirable markets where it has expertise in the real estate collateral underlying the assets being acquired. Our target assets include the following types of loans and other investments:

●	Whole mortgage loans: loans secured by a first mortgage lien on a commercial property that provide mortgage financing to commercial property developers or owners generally having maturity dates ranging from three to ten years;
●	B-Notes: typically a privately negotiated loan that is secured by a first mortgage on a single large commercial property or group of related properties and subordinated to an A Note secured by the same first mortgage on the same property or group;
●	Mezzanine loans: loans made to commercial property owners that are secured by pledges of the borrower’s ownership interests in the property and/or the property owner, subordinate to whole mortgage loans secured by first or second mortgage liens on the property and senior to the borrower’s equity in the property;
●	Construction or rehabilitation loans: mortgage loans and mezzanine loans to finance the cost of construction or rehabilitation of a commercial property;
●	CMBS: securities that are collateralized by commercial mortgage loans, including:
●	senior and subordinated investment grade CMBS,
●	below investment grade CMBS, and
●	unrated CMBS;
●	Corporate bank debt: term loans and revolving credit facilities of commercial real estate operating or finance companies, each of which are generally secured by such companies’ assets;
●	Equity: equity interests in commercial real estate properties, including commercial properties purchased from CMBS trusts;

●	Corporate bonds: debt securities issued by commercial real estate operating or finance companies that may or may not be secured by such companies’ assets, including:
●	investment grade corporate bonds,
●	below investment grade corporate bonds, and
●	unrated corporate bonds;

●	Non-Agency RMBS: securities collateralized by residential loans that are not guaranteed by any U.S. Government agency or federally chartered corporation;
●	Residential loans: loans secured by a first mortgage lien on residential property;

●	Infrastructure loans: senior secured project finance loans and senior secured project finance investment securities secured by power generation facilities and midstream and downstream oil and gas assets; and

●	Net leases: commercial properties subject to net leases, which leases typically have longer terms than gross leases, require tenants to pay substantially all of the operating costs associated with the properties and often have contractually specified rent increases throughout their terms.

In addition, we may invest in the following real estate-related investments:

●	Agency RMBS: RMBS for which a U.S. government agency or a federally chartered corporation guarantees payments of principal and interest on the securities.

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

Refer to the section entitled “Risk Factors” in Part I, Item 1A of this Form 10-K for a discussion of the potential impacts on us from the COVID-19 pandemic.

Commercial and Residential Lending Segment

The following table sets forth the amount of each category of investments we owned across various property types within our Commercial and Residential Lending Segment as of December 31, 2020 and 2019 (dollars in thousands):

						Unlevered
	Face	Carrying		Asset Specific	Net	Return on
	Amount	Value		Financing	Investment	Asset
December 31, 2020
First mortgages (1)	$8,977,365	$8,930,764		$5,892,684	$3,038,080	6.4%
Subordinated mortgages	72,257	71,185		—	71,185	8.7%
Mezzanine loans (1)	619,352	620,319		—	620,319	11.5%
Residential loans, fair value option	86,796	90,684		58,885	31,799	5.9%
Other loans	33,626	30,284		—	30,284	9.8%
Loans held-for-sale, fair value option, residential	820,807	841,963		573,584	268,379	6.1%
RMBS, available-for-sale	252,738	167,349		110,724	56,625	11. 0%
RMBS, fair value option	142,288	235,997	(2)	30,267	205,730	6.3%
CMBS, fair value option	102,900	96,885	(2)	25,313	71,572	5.6%
HTM debt securities (3)	505,247	505,673		84,233	421,440	6.8%
Credit loss allowance	—	(72,360)		—	(72,360)
Equity security	12,497	11,247		—	11,247
Investment in unconsolidated entities	N/A	54,407		—	54,407
Properties, net	N/A	103,896		48,863	55,033
	$11,625,873	$11,688,293		$6,824,553	$4,863,740

December 31, 2019
First mortgages (1)	$7,961,494	$7,926,732		$4,715,244	$3,211,488	6.4%
Subordinated mortgages	77,055	75,724		—	75,724	9.5%
Mezzanine loans (1)	484,408	484,164		—	484,164	12.2%
Residential loans, fair value option	654,925	671,572		425,423	246,149	5.9%
Other loans	66,525	62,555		—	62,555	8.9%
Loans held-for-sale, fair value option, residential	587,144	605,384		454,223	151,161	5.9%
Credit loss allowance, loans	—	(33,415)		—	(33,415)
RMBS, available-for-sale	278,853	189,576		102,073	87,503	12.3%
RMBS, fair value option	87,397	147,034	(2)	32,292	114,742	10.2%
CMBS, fair value option	118,249	118,215	(2)	58,801	59,414	5.5%
HTM debt securities (3)	527,338	525,485		178,880	346,605	7.1%
Equity security	12,119	12,664		—	12,664
Investment in unconsolidated entities	N/A	46,921		—	46,921
Properties, net	N/A	26,834		—	26,834
	$10,855,507	$10,859,445		$5,966,936	$4,892,509
(1)	First mortgages include first mortgage loans and any contiguous mezzanine loan components because as a whole, the expected credit quality of these loans is more similar to that of a first mortgage loan. The application of this methodology resulted in mezzanine loans with carrying values of $877.3 million and $967.0 million being classified as first mortgages as of December 31, 2020 and 2019, respectively.

(2)	Eliminated in consolidation against VIE liabilities pursuant to Accounting Standards Codification (“ASC”) 810.

(3)	CMBS held-to-maturity (“HTM”) and mandatorily redeemable preferred equity interests in commercial real estate entities.

As of December 31, 2020 and 2019, our Commercial and Residential Lending Segment’s investment portfolio, excluding residential loans, RMBS, properties and other investments, had the following characteristics based on carrying values:

	As of December 31,
Collateral Property Type	2020	2019
Office	35.2%	40.2%
Hotel	21.6%	20.6%
Multifamily	16.1%	12.3%
Mixed Use	8.2%	7.1%
Residential	6.7%	8.7%
Industrial	3.0%	0.6%
Retail	2.8%	3.5%
Other	6.4%	7.0%
	100.0%	100.0%

	As of December 31,
Geographic Location	2020	2019
U.S. Regions:
North East	22.7%	27.5%
West	19.0%	22.2%
South West	11.1%	10.7%
Mid Atlantic	9.5%	8.3%
South East	7.3%	7.9%
Midwest	4.4%	4.1%
International:
Europe/Australia	23.3%	16.2%
Bahamas/Bermuda	2.7%	3.1%
	100.0%	100.0%

Our primary focus has been to build a portfolio of commercial mortgage and mezzanine loans with attractive risk-adjusted returns by focusing on the underlying real estate fundamentals and credit analysis of the borrowers. We continually monitor borrower performance and complete a detailed, loan-by-loan formal credit review on a quarterly basis. The results of this review are incorporated into our quarterly assessment of credit loss allowances.

As of December 31, 2020, commercial loans held-for-investment and HTM securities had a weighted-average expected maturity of 1.5 years, inclusive of extension options that management believes are probable of exercise.

Infrastructure Lending Segment

The following table sets forth the amount of each category of investments we owned within our Infrastructure Lending Segment as of December 31, 2020 and 2019 (dollars in thousands):

					Unlevered
	Face	Carrying	Asset Specific	Net	Return on
	Amount	Value	Financing	Investment	Asset
December 31, 2020
First priority infrastructure loans and HTM securities	$1,488,614	$1,458,880	$1,140,608	$318,272	5.2%
Loans held-for-sale, infrastructure	120,900	120,540	100,155	20,385	3.5%
Credit loss allowance	N/A	(10,759)	—	(10,759)
Investment in unconsolidated entities	N/A	25,095	—	25,095
	$1,609,514	$1,593,756	$1,240,763	$352,993

December 31, 2019
First priority infrastructure loans and HTM securities	$1,474,052	$1,442,601	$1,121,065	$321,536	6.4%
Loans held-for-sale, infrastructure	121,271	119,724	96,001	23,723	5.1%
Credit loss allowance	N/A	(196)	—	(196)
Investment in unconsolidated entities	N/A	25,862	—	25,862
	$1,595,323	$1,587,991	$1,217,066	$370,925

As of December 31, 2020 and 2019, our Infrastructure Lending Segment’s investment portfolio had the following characteristics based on carrying values:

	As of December 31,
Collateral Type	2020	2019
Natural gas power	65.8%	72.6%
Midstream	21.9%	12.8%
Renewable power	9.0%	10.6%
Other thermal power	3.3%	4.0%
	100.0%	100.0%

	As of December 31,
Geographic Location	2020	2019
U.S. Regions:
North East	43.1%	43.9%
Midwest	20.8%	25.5%
South West	15.3%	12.6%
South East	9.6%	4.8%
West	4.3%	4.2%
Mid-Atlantic	3.2%	4.0%
International:
Mexico	2.7%	2.9%
Other	1.0%	2.1%
	100.0%	100.0%

As of December 31, 2020, the Infrastructure Lending Segment’s first priority infrastructure loans and HTM securities had a weighted-average contractual maturity of 4.6 years.

Property Segment

The following table sets forth the amount of each category of investments held within our Property Segment as of December 31, 2020 and 2019 (amounts in thousands):

	As of December 31,
	2020	2019
Properties, net	$1,969,414	$2,029,024
Lease intangibles, net	38,511	44,986
	$2,007,925	$2,074,010

The following table sets forth our net investment and other information regarding the Property Segment’s properties and lease intangibles as of December 31, 2020 (dollars in thousands):

		Asset			Weighted Average
	Carrying	Specific	Net	Occupancy	Remaining
	Value	Financing	Investment	Rate	Lease Term
Office—Medical Office Portfolio	$760,192	$592,353	$167,839	93.4%	5.8 years
Multifamily residential—Woodstar I Portfolio	635,191	572,493	62,698	98.5%	0.5 years
Multifamily residential—Woodstar II Portfolio	609,985	437,042	172,943	99.1%	0.5 years
Retail—Master Lease Portfolio	343,791	192,721	151,070	100.0%	21.3 years
Subtotal—undepreciated carrying value	2,349,159	1,794,609	554,550
Accumulated depreciation and amortization	(341,234)	—	(341,234)
Net carrying value	$2,007,925	$1,794,609	$213,316

See Note 7 to the Consolidated Financial Statements for a description of the above-referenced Property Segment Portfolios.

As of December 31, 2020 and 2019, our Property Segment’s investment portfolio had the following geographic characteristics based on carrying values:

	As of December 31,
Geographic Location	2020	2019
South East	62.1%	62.0%
South West	10.3%	10.3%
Midwest	10.1%	10.1%
North East	9.6%	9.7%
West	7.9%	7.9%
	100.0%	100.0%

Refer to Schedule III included in Item 8 of this Form 10-K for a detailed listing of the properties held by the Company, including their respective geographic locations.

Investing and Servicing Segment

The following table sets forth the amount of each category of investments we owned within our Investing and Servicing Segment as of December 31, 2020 and 2019 (amounts in thousands):

				Asset
	Face	Carrying		Specific		Net
	Amount	Value		Financing		Investment
December 31, 2020
CMBS, fair value option	$2,652,459	$1,112,145	(1)	$360,221	(2)	$751,924
Intangible assets - servicing rights	N/A	54,578	(3)	—		54,578
Lease intangibles, net	N/A	15,548		—		15,548
Loans held-for-sale, fair value option, commercial	90,789	90,332		53,040		37,292
Loans held-for-investment	1,008	1,008		—		1,008
Investment in unconsolidated entities	N/A	44,664	(4)	—		44,664
Properties, net	N/A	197,843		192,839		5,004
	$2,744,256	$1,516,118		$606,100		$910,018
December 31, 2019
CMBS, fair value option	$2,897,654	$1,177,148	(1)	$300,705		$876,443
Intangible assets - servicing rights	N/A	43,164	(3)	—		43,164
Lease intangibles, net	N/A	20,060		—		20,060
Loans held-for-sale, fair value option, commercial	160,635	159,238		85,873		73,365
Loans held-for-investment	1,294	1,294		—		1,294
Investment in unconsolidated entities	N/A	32,183	(4)	—		32,183
Properties, net	N/A	210,582		187,929		22,653
	$3,059,583	$1,643,669		$574,507		$1,069,162
(1)	Includes $1.09 billion and $1.14 billion of CMBS eliminated in consolidation against VIE liabilities pursuant to ASC 810 as of December 31, 2020 and 2019, respectively. Also includes $179.5 million and $186.6 million of non-controlling interests in the consolidated entities which hold certain of these CMBS as of December 31, 2020 and 2019, respectively.

(2)	Includes $41.3 million of non-controlling interests in the consolidated entities which hold certain debt balances as of December 31, 2020.

(3)	Includes $41.4 million and $26.2 million of servicing rights intangibles eliminated in consolidation against VIE assets pursuant to ASC 810 as of December 31, 2020 and 2019, respectively.

(4)	Includes $16.1 million and $20.6 million of investment in unconsolidated entities eliminated in consolidation against VIE assets pursuant to ASC 810 as of December 31, 2020 and 2019, respectively

As of December 31, 2020, the Investing and Servicing Segment’s CMBS had a weighted-average expected maturity of 7.4 years.

Our Investing and Servicing Segment Property Portfolio (the “REIS Equity Portfolio”), as described in Note 7 to the Consolidated Financial Statements, had the following characteristics based on carrying values of $198.2 million and $214.9 million as of December 31, 2020 and 2019, respectively:

	As of December 31,
Property Type	2020	2019
Office	50.6%	52.7%
Retail	29.9%	28.8%
Mixed Use	6.9%	5.8%
Self-storage	6.2%	3.9%
Multifamily	4.2%	6.5%
Hotel	2.2%	2.3%
	100.0%	100.0%

	As of December 31,
Geographic Location	2020	2019
South West	25.1%	22.6%
North East	24.8%	22.0%
South East	15.4%	22.6%
West	14.8%	13.5%
Mid Atlantic	11.5%	8.4%
Midwest	8.4%	10.9%
	100.0%	100.0%

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

Our Manager is an affiliate of Starwood Capital Group, a privately-held private equity firm founded and controlled by Mr. Sternlicht. Starwood Capital Group has invested in all major real estate asset classes, directly and indirectly, through operating companies, portfolios of properties and single assets. Starwood Capital Group invests at different levels of the capital structure, including equity, preferred equity, mezzanine debt and senior debt, depending on the asset risk profile and return expectation.

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

Human Capital Resources

As of December 31, 2020, the Company had 282 full-time employees, the majority of which are real estate professionals located throughout the U.S. The Company strives to be an employer of choice, and is therefore highly focused on creating and maintaining best in class recruitment, retention and compensation programs and a culture designed to encourage performance, integrity and well-being.  The Company believes that its competitive compensation, outstanding benefits, training opportunities and stimulating work environment help attract and retain people with exceptional financial and real estate skills.

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

Item 1A. Risk Factors.

Summary Risk Factors

We are subject to a number of risks that, if realized, could have a material adverse effect on our business, financial condition, results of operations, liquidity, the market price of our common stock and our ability to make distributions to our stockholders. Some of our more significant challenges and risks include, but are not limited to, the following, which are described in greater detail below:

●	We are dependent on Starwood Capital Group, including our Manager and their key personnel, who provide services to us through the management agreement, and we may not find a suitable replacement for our Manager and Starwood Capital Group if the management agreement is terminated, or for these key personnel if they leave Starwood Capital Group or otherwise become unavailable to us.
●	There are various conflicts of interest in our relationship with Starwood Capital Group, including our Manager, which could result in decisions that are not in the best interests of our stockholders.
●	The management agreement with our Manager was not negotiated on an arm’s-length basis and may not be as favorable to us as if it had been negotiated with an unaffiliated third party and may be costly and difficult to terminate.
●	The global COVID-19 pandemic is having, and will likely continue to have, an adverse impact on our operations and financial performance, as well as on the operations and financial performance of many of the borrowers underlying our real estate-related assets and tenants of our owned properties. We are unable to predict the extent to which the pandemic and related impacts will continue to adversely impact our business, financial condition, results of operations, liquidity, the market price of our common stock and our ability to make distributions to our stockholders.
●	Our access to sources of financing may be limited and thus our ability to maximize our returns may be adversely affected.
●	Our significant indebtedness subjects us to increased risk of loss and may reduce cash available for distributions to our stockholders.
●	Interest rate fluctuations could significantly decrease our results of operations and cash flows and the market value of our investments.
●	Hedging may adversely affect our earnings, which could reduce our cash available for distribution to our stockholders.
●	The lack of liquidity in our investments may adversely affect our business.
●	Difficult conditions in the mortgage, commercial and residential real estate markets may cause us to experience market losses related to our holdings.
●	Our commercial construction or rehabilitation lending may expose us to increased lending risks.
●	The commercial mortgage loans we originate or acquire and the mortgage loans underlying our CMBS investments are subject to the ability of the commercial property owner to generate net income from operating the property, as well as the risks of delinquency and foreclosure.
●	If we overestimate the yields or incorrectly price the risks of our investments, we may experience losses.
●	The B-Notes that we acquire are subject to additional risks related to the privately negotiated structure and terms of the transaction, which may result in losses to us. Our mezzanine loans involve greater risks of loss than senior loans secured by similar income-producing properties.
●	We may acquire and sell from time to time residential loans, including “non-QM” loans, which may subject us to legal, regulatory and other risks, which could adversely impact our business and financial results.
●	The residential loans that we may acquire, and that underlie the RMBS we acquire, are subject to risks particular to investments secured by mortgage loans on residential property. These risks are heightened because we may purchase non-performing loans.
●	Prepayment rates may adversely affect the value of our investment portfolio.
●	Some of our portfolio investments are recorded at fair value and, as a result, there is uncertainty as to the value of these investments. We may experience a decline in the fair value of our assets.
●	Investments outside the U.S. that are denominated in foreign currencies subject us to foreign currency risks and to the uncertainty of foreign laws and markets, which may adversely affect our distributions and our REIT status.
●	We invest in equity interests in commercial real estate assets, which subjects us to the general risks of owning commercial real estate.
●	We may sponsor, or purchase the more junior securities of, CLOs and such instruments involve significant risks, including that these securities receive distributions from the CLO only if the CLO generates enough income to first pay all the investors holding senior tranches and all CLO expenses.
●	We are subject to the risks of investing in project finance investments, many of which are outside our control, and that may negatively impact our business and financial results.
●	The investment portfolio of our Infrastructure Lending Segment is concentrated in the power industry, which subjects the portfolio to more risks than if the investments were more diversified. The power industry is subject to extensive regulation, which could adversely impact the business and financial performance of the projects to which our infrastructure loans relate.
●	The business activities of our Investing and Servicing Segment, particularly our special servicing business, expose us to certain risks.
●	The risks of investment in subordinated CMBS are magnified in the case of our Investing and Servicing Segment, where the principal payments received by the CMBS trust are made in priority to the higher rated securities.
●	Certain provisions of Maryland law and of our charter could inhibit changes in control.
●	Maintenance of our exemption from registration under the Investment Company Act imposes significant limits on our operations.
●	If we do not qualify as a REIT or fail to remain qualified as a REIT, we will be subject to tax as a regular corporation and could face a substantial tax liability, which would reduce the amount of cash available for distribution to our stockholders.
●	Complying with REIT requirements may cause us to forgo otherwise attractive opportunities or to liquidate otherwise attractive investments.
●	Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

●	We are highly dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to make distributions to our stockholders.

The above list is not exhaustive, and we face additional challenges and risks. Please carefully consider all of the information in this Form 10-K, including the risk factors set forth below in this Item 1A.

Risk Factors

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

Our Manager has significant discretion as to the implementation of our investment and operating policies and strategies. Accordingly, we believe that our success depends to a material extent upon the efforts, experience, diligence, skill and network of business contacts of the officers and key personnel of our Manager. The officers and key personnel of our Manager evaluate, negotiate, close and monitor a substantial portion of our investments; therefore, our success depends on their continued service. The departure of any of the officers or key personnel of our Manager could have a material adverse effect on our performance.

We offer no assurance that our Manager will remain our investment manager or that we will continue to have access to our Manager’s officers and key personnel. The terms of our management agreement with our Manager and the investment advisory agreement between our Manager and Starwood Capital Group Management, LLC are automatically renewed on an annual basis; provided, however, that our Manager may terminate the management agreement annually upon 180 days prior notice. If the management agreement and the investment advisory agreement are terminated and no suitable replacement is found to manage us, we may not be able to continue to execute our business plan.

There are various conflicts of interest in our relationship with Starwood Capital Group, including our Manager, which could result in decisions that are not in the best interests of our stockholders.

We are subject to conflicts of interest arising out of our relationship with Starwood Capital Group, including our Manager. Specifically, Mr. Sternlicht, our Chairman and Chief Executive Officer, Jeffrey G. Dishner, one of our other directors, and certain of our executive officers are executives of Starwood Capital Group.

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

Our Manager, Starwood Capital Group and their respective affiliates may sponsor or manage one or more publicly traded investment vehicles, public reporting vehicles or funds that invest generally in real estate assets but not primarily in our “target assets” (as defined in our co-investment and allocation agreement) or one or more publicly traded investment vehicles, public reporting vehicles, or funds that do invest in some of our target assets (a “potential competing vehicle”). Our Manager and Starwood Capital Group have also agreed in our co-investment and allocation agreement that for so long as the management agreement is in effect and our Manager and Starwood Capital Group are under common control, no entity controlled by Starwood Capital Group will sponsor or manage a potential competing vehicle unless Starwood Capital Group adopts a policy that either (i) provides for the fair and equitable allocation of investment opportunities in our “target assets” (as defined in our co-investment and allocation agreement) among all such vehicles and us or (ii) provides us the right to co-invest with respect to any “target assets” (as defined in our co-investment and allocation agreement) with such vehicles, in each case subject to the suitability of each investment opportunity for the particular vehicle and us and each such vehicle’s and our availability of cash for investment. To the extent that there is overlap between our investment program and that of a Starwood Private Real Estate Fund, a fair and equitable allocation policy may involve a co-investment between us and such Starwood Private Real Estate Fund or a chronological rotation between us and such Starwood Private Real Estate Fund. Although Starwood Capital Group has adopted such an investment allocation policy, Starwood Capital Group has some discretion as to how investment opportunities are allocated. As a result, we may either not be presented with the opportunity to participate in these investments or may be limited in our ability to invest.

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

Certain of our executive officers and two of our directors are executives of Starwood Capital Group. Our management agreement with our Manager was negotiated between related parties and its terms, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third party.

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

Pursuant to the management agreement, our Manager does not assume any responsibility other than to render the services called for thereunder and is not responsible for any action of our board of directors in following or declining to follow its advice or recommendations. Our Manager maintains a contractual, as opposed to a fiduciary, relationship with us. Under the terms of the management agreement, our Manager, its officers, members, personnel, any person controlling or controlled by our Manager and any person providing sub-advisory services to our Manager (the “indemnified parties”) will not be liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the management agreement, except because of acts constituting bad faith, willful misconduct, gross negligence or reckless disregard of their duties under the management agreement. In addition, we have agreed to indemnify the indemnified parties with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from acts or omissions of our Manager not constituting bad faith, willful misconduct, gross negligence or reckless disregard of duties, performed in good faith in accordance with and pursuant to the management agreement.

The incentive fee payable to our Manager under the management agreement is payable quarterly and is based on our Distributable Earnings and, therefore, may cause our Manager to select investments in more risky assets to increase its incentive compensation.

Our Manager is entitled to receive incentive compensation based upon our achievement of targeted levels of Distributable Earnings (which is referred to as “Core Earnings” in our management agreement). In evaluating investments and other management strategies, the opportunity to earn incentive compensation based on Distributable Earnings may lead our Manager to place undue emphasis on the maximization of Distributable Earnings at the expense of other criteria, such as preservation of capital, in order to achieve higher incentive compensation. Investments with higher yield potential are generally riskier or more speculative. This could result in increased risk to the value of our investment portfolio.

Distributable Earnings is not a measure calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and is defined within Item 7 – Non-GAAP Financial Measures in this Form 10-K.

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

Our operations and financial performance have been negatively impacted by the COVID-19 pandemic that has caused, and is expected to continue to cause, the global slowdown of economic activity and significant volatility and disruption of financial markets. Because the severity, magnitude and duration of the COVID-19 pandemic and its economic consequences are uncertain, rapidly changing and difficult to predict, the pandemic’s impact on our business, financial condition, results of operations, liquidity, the market price of our common stock and our ability to make distributions to our stockholders remains uncertain and difficult to predict. Further, the ultimate impact of the COVID-19 pandemic on our business, financial condition, results of operations, liquidity, the market price of our common stock and our ability to make distributions to our stockholders depends on many factors that are not within our control, including, but not limited, to: governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic (including the placement or re-institution of quarantine and “stay-at-home” orders or recommendations, restrictions on travel and transport, school closures, limits on the operations of non-essential businesses and other workforce pressures); the impact of the pandemic, and actions taken in response thereto, on global and regional economies and economic activity, including additional surges of the pandemic or the expansion of the economic impact thereof as a result of certain jurisdictions “re-opening” or otherwise lifting certain restrictions prematurely; the availability of U.S. federal, state, local or non-U.S. funding programs aimed at supporting the economy during the COVID 19-pandemic, including uncertainties regarding the potential implementation of new or extended programs; general economic uncertainty in key global markets and financial market volatility; global economic conditions and levels of economic growth; and the pace of recovery, including as to the availability and distribution of treatments or vaccines.

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

To the extent the COVID-19 pandemic adversely affects our business, financial condition, results of operations, liquidity, the market price of our common stock and our ability to make distributions to our stockholders, it may also have the effect of heightening many of the other risks described in this Item 1A.

Provisions for credit losses are difficult to estimate.

Our credit loss provision is evaluated on a quarterly basis. The determination of such provision requires us to make certain estimates and judgments, which may be difficult to determine. Our estimates and judgments are based on a number of factors, including projected cash flow from the collateral securing our loans, debt structure, including the availability of reserves and recourse guarantees, likelihood of repayment in full at the maturity of a loan, potential for refinancing and expected market discount rates for varying property types, all of which remain uncertain and are subjective. Our estimates and judgments may not be correct and, therefore, our results of operations and financial condition could be severely impacted.

Accounting Standards Update 2016-13, “Financial Instruments—Credit Losses, Measurement of Credit Losses on Financial Instruments (Topic 326),” which replaces the “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the Current Expected Credit Loss model (“CECL”) became effective for us on January 1, 2020. Under the CECL model, we are required to provide allowances for credit losses on certain financial assets carried at amortized cost, such as loans held-for-investment and held-to-maturity debt securities, including related future funding commitments and accrued interest receivable. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement takes place at the time the financial asset is first added to the balance sheet and updated quarterly thereafter. This differs significantly from the “incurred loss” model previously required under GAAP, which delayed recognition until it was probable a loss had been incurred. Accordingly, the adoption of the CECL model has materially affected how we determine our credit loss provision and required us to significantly increase our allowance and recognize provisions for credit losses earlier in the lending cycle. Moreover, the CECL model creates more volatility in the level of our credit loss provisions. If we are required to materially increase our future level of credit loss allowances for any reason, such increase could adversely affect our business, results of operations, liquidity and financial condition.

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

Our access to additional sources of financing will depend upon a number of factors, over which we have little or no control, including:

•	general market conditions, including as a result of the COVID-19 pandemic;
•	the market’s view of the quality of our assets;
•	the market’s perception of our growth potential;
•	our current and potential future earnings and cash distributions; and
•	the market price of the shares of our common stock.

A dislocation and/or weakness in the capital and credit markets, including as a result of the COVID-19 pandemic, could adversely affect one or more private lenders and could cause one or more of our private lenders to be unwilling or unable to provide us with financing or to increase the costs of that financing. In addition, if regulatory capital requirements imposed on our private lenders change, they may be required to limit, or increase the cost of, financing they provide to us. In general, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price.

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

We currently have a significant amount of indebtedness outstanding. As of December 31, 2020, our total consolidated indebtedness was approximately $12.8 billion (excluding accounts payable, accrued expenses, other liabilities, VIE liabilities and unfunded commitments). Our outstanding indebtedness currently includes our credit agreements, our repurchase agreements, our CLO, our convertible senior notes, our senior notes and mortgage debt on certain investment properties. Subject to market conditions and availability, we may incur additional debt through bank credit facilities (including term loans and revolving facilities), repurchase agreements, warehouse facilities, structured financing arrangements, public and private debt issuances and derivative instruments, in addition to transaction or asset-

specific funding arrangements. The percentage of leverage we employ varies depending on our available capital, our ability to obtain and access financing arrangements with lenders and the lenders’ and rating agencies’ estimate of the stability of our investment portfolio’s cash flow. Our governing documents contain no limitation on the amount of debt we may incur. We may significantly increase the amount of leverage we utilize at any time without approval of our board of directors. However, our secured debt agreements contain customary affirmative and negative covenants, including financial covenants, that in some cases restrict our total leverage (as defined therein). Moreover, the respective indentures governing our senior notes contain covenants that, subject to a number of exceptions and adjustments, among other things,  limit our ability to incur additional indebtedness and require that we maintain total unencumbered assets (as defined therein) of not less than 120% of the aggregate principal amount of our outstanding unsecured indebtedness (as defined therein). In addition, we may leverage individual assets at substantially higher levels. Incurring substantial debt subjects us to many risks that, if realized, would materially and adversely affect us, including the risk that:

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
•

increases in the level of interest rates may (x) increase the credit risk of our assets by negatively impacting the ability of our borrowers to pay debt service or our ability to refinance our assets upon maturity and (y) negatively impact the value of the real estate supporting our investments (or that we own directly) through the impact such increases can have on property valuation capitalization rates; and

•

changes in interest rates and/or the differential between U.S. dollar interest rates and those of non-dollar currencies in which we invest can adversely affect the value of our non-dollar assets and/or associated currency hedging transactions.

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

In addition, our variable rate indebtedness may use LIBOR as a benchmark for establishing the rate. As was announced in July 2017, LIBOR is anticipated to be phased out by the end of 2021. However, for U.S. dollar LIBOR, it now appears that the relevant date may be deferred to June 30, 2023 for the most common tenors (overnight and one, three, six and 12 months). An extension to 2023 would mean that many legacy U.S. dollar LIBOR contracts would terminate before related LIBOR rates cease to be published. However, regulators emphasized that, despite any continued publication of U.S. dollar LIBOR through June 30, 2023, no new contracts using U.S. dollar LIBOR should be entered into after December 31, 2021. Moreover, the LIBOR administrator has indicated its intention to cease publication of non-U.S. dollar LIBOR after December 31, 2021. Although the foregoing may provide some sense of timing, there is no assurance that LIBOR, of any particular currency and tenor, will continue to be published until any particular date. Uncertainty as to the foregoing, the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely impact the availability and cost of borrowings.

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

The utilization of our repurchase agreements is subject to the pre-approval of the lender.

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

As of December 31, 2020, we had $250.0 million in principal amount of convertible senior notes outstanding. If a fundamental change within the meaning of our outstanding convertible senior notes occurs, holders of those notes will have the right to require us to purchase for cash any or all of their notes. The fundamental change purchase price will equal 100% of the principal amount of the notes to be purchased, plus accrued and unpaid interest thereon. In addition, upon conversion of the convertible senior notes, we will be required to make cash payments in respect of the notes being converted, unless we elect to settle the conversion entirely in shares of our common stock. However, we may not have sufficient funds at the time we are required to purchase the notes surrendered therefor or to make cash payments on the notes being converted, and we may not be able to arrange necessary financing on acceptable terms. If we were unable to raise necessary funding on acceptable terms, our operating results and financial position could be negatively impacted if we were required to repurchase the notes or to pay cash upon conversion.

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

Our results of operations are materially affected by conditions in the real estate markets, the financial markets and the economy generally. Concerns about the real estate market, as well as the COVID-19 pandemic, inflation, energy costs, geopolitical issues and the availability and cost of credit, have contributed to increased volatility and diminished expectations for the economy and markets going forward. The residential mortgage market has been affected by changes in the lending landscape, and there is no assurance that these conditions have stabilized or that they will not worsen. The disruption in the residential mortgage market has an impact on new demand for homes, which weigh on future home price performance. There is a strong inverse correlation between home price growth rates and mortgage loan delinquencies. Deterioration in the real estate market may cause us to experience losses related to our assets and to sell assets at a loss. Declines in the market values of our investments may adversely affect our results of operations and credit availability, which may reduce earnings and, in turn, cash available for distribution to our stockholders.

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

Our commercial construction or rehabilitation lending may expose us to increased lending risks.

Construction or rehabilitation loans generally expose a lender to greater risk of non-payment and loss than permanent commercial mortgage loans because repayment of the loans often depends on the borrower’s ability to secure permanent “take-out” financing, which requires the successful completion of construction, renovation, refurbishment or expansion and stabilization of the project, or operation of the property with an income stream sufficient to meet operating expenses, including debt service on such replacement financing. For construction or rehabilitation loans, increased risks include the accuracy of the estimate of the property’s value at completion of construction, renovation, refurbishment or expansion and the estimated cost of construction, renovation, refurbishment or expansion—all of which may be affected by unanticipated delays and cost over-runs. Such loans typically involve an expectation that the borrower’s sponsors will contribute sufficient equity funds in order to keep the loan “in balance,” and the sponsors’ failure or inability to meet this obligation could result in delays in construction, renovation, refurbishment or expansion or an inability to complete such work. Commercial construction or rehabilitation loans also expose the lender to additional risks of contractor non-performance or borrower disputes with contractors resulting in mechanic’s or materialmen’s liens on the property and possible further delay. In addition, since such loans generally entail greater risk than mortgage loans on income producing property, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with such loans. Further, as the lender under a construction or rehabilitation loan, we may be obligated to fund all or a significant portion of the loan at one or more future dates. We may not have the funds available at such future date(s) to meet our funding obligations under the loan. In that event, we would likely be in breach of the loan unless we are able to raise the funds from alternative sources, which we may not be able to achieve on favorable terms or at all. In addition, many of our construction or rehabilitation loans have multiple lenders and if another lender fails to fund, we could be faced with the choice of either funding for that defaulting lender or suffering a delay or protracted interruption in the progress of construction, renovation, refurbishment or expansion.

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

•	tenant mix;
•	success of tenant businesses;
•	property management decisions;

•	property location, condition and design;
•	competition from comparable types of properties;
•	changes in laws that increase operating expenses or limit rents that may be charged;
•	changes in national, regional or local economic conditions and/or specific industry segments, including the credit and securitization markets;
•	declines in regional or local real estate values;
•	declines in regional or local rental or occupancy rates;
•	increases in interest rates, real estate tax rates and other operating expenses;
•	costs of remediation and liabilities associated with environmental conditions;
•	the potential for uninsured or underinsured property losses;
•	changes in governmental laws and regulations, including fiscal policies, zoning ordinances and environmental legislation and the related costs of compliance; and
•	acts of God, terrorist attacks, pandemics, such as COVID-19, natural disasters, social unrest and civil disturbances.

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

Declining commercial real estate values, coupled with tighter underwriting standards for commercial real estate loans, may prevent commercial borrowers from refinancing their mortgages, which results in increased delinquencies and defaults on commercial, multifamily and other mortgage loans. Declines in commercial real estate values also result in reduced borrower equity, further hindering borrowers’ ability to refinance in an environment of increasingly restrictive lending standards and giving them less incentive to cure delinquencies and avoid foreclosure. The lack of refinancing opportunities has impacted and could impact in the future, in particular, mortgage loans that do not fully amortize and on which there is a substantial balloon payment due at maturity, because borrowers generally expect to refinance these types of loans on or prior to their maturity date. Finally, declining commercial real estate values and the associated increases in loan-to-value ratios would result in lower recoveries on foreclosure and an increase in losses above those that would have been realized had commercial property values remained the same or increased. Continuing defaults, delinquencies and losses would further decrease property values, thereby resulting in additional defaults by commercial mortgage borrowers, further credit constraints and further declines in property values.

For a discussion of the risk factors affecting us relating to the COVID-19 pandemic, see “The global COVID-19 pandemic is having, and will likely continue to have, an adverse impact on our operations and financial performance, as well as on the operations and financial performance of many of the borrowers underlying our real estate-related assets and tenants of our owned properties. We are unable to predict the extent to which the pandemic and related impacts will continue to adversely impact our business, financial condition, results of operations, liquidity, the market price of our common stock and our ability to make distributions to our stockholders.”

If we overestimate the yields or incorrectly price the risks of our investments, we may experience losses.

We value our investments based on yields and risks, taking into account estimated future losses on the mortgage loans and the underlying collateral included in the securitization’s pools, and the estimated impact of these losses on expected future cash flows and returns. Our loss estimates may not prove accurate, as actual results may vary from estimates. In the event that we underestimate the asset level losses relative to the price we pay for a particular investment, we may experience losses with respect to such investment.

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

Some of our investments are rated by Moody’s Investors Service, Inc., Fitch Ratings, Inc., S&P Global Ratings, DBRS, Inc. or Kroll Bond Rating Agency, Inc. Any credit ratings on our investments are subject to ongoing evaluation by credit rating agencies, and we cannot assure you that any such ratings will not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. If rating agencies assign a lower-than-expected rating or reduce or withdraw, or indicate that they may reduce or withdraw, their ratings of our investments in the future, the value of these investments could significantly decline, which would adversely affect the value of our investment portfolio and could result in losses upon disposition or the failure of borrowers to satisfy their debt service obligations to us.

The B-Notes that we acquire are subject to additional risks related to the privately negotiated structure and terms of the transaction, which may result in losses to us.

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

We purchase securities backed by subprime or alternative documentation residential loans, which are subject to increased risks.

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

We may acquire and sell from time to time residential loans, including “non-QM” loans, which may subject us to legal, regulatory and other risks, which could adversely impact our business and financial results.

We may from time to time acquire residential loans, including residential loans sometimes referred to as “non-qualified mortgages” or “non-QMs” that will not have the benefit of enhanced legal protections otherwise available in connection with the origination of residential loans to a more restrictive credit standard than just determining a borrower’s ability to repay, as further described below.

The ownership of residential loans, including non-QMs, subjects us to legal, regulatory and other risks, including those arising under federal consumer protection laws and regulations designed to regulate residential loan underwriting and originators’ lending processes, standards and disclosures to borrowers. These laws and regulations include the Consumer Financial Protection Bureau’s (“CFPB”) TILA-RESPA Integrated Disclosure rule (also referred to as “TRID”), the “ability-to-repay” rules (“ATR Rules”) under the Truth-in-Lending Act and “qualified mortgage” regulations, in addition to various federal, state and local laws and regulations intended to discourage predatory lending practices by residential loan originators. The ATR Rules specify the characteristics of a “qualified mortgage” and two levels of presumption of compliance with the ATR Rules: a safe harbor and a rebuttable presumption for higher priced loans. The “safe harbor” under the ATR Rules applies to a covered transaction that meets the definition of “qualified mortgage” and is not a “higher-priced covered transaction.” For any covered transaction that meets the definition of a “qualified mortgage” and is not a “higher-priced covered transaction,” the creditor or assignee will be deemed to have complied with the ability-to-repay requirement and, accordingly, will be conclusively presumed to have made a good faith and reasonable determination of the consumer’s ability to repay. Creditors or assignees will have the benefit of a rebuttable presumption of compliance with the applicable ATR Rules if they have complied with the qualified mortgage characteristics of the ATR Rules other than the residential loan being higher-priced in excess of certain thresholds. Non-QMs, such as residential loans with a debt-to-income ratio exceeding 43%, are among the loan products that we may acquire that do not constitute qualified mortgages and, accordingly, do not have the benefit of either a safe harbor from liability under the ATR Rules or a rebuttable presumption of compliance with the ATR Rules. Application of certain standards set forth in the ATR Rules is highly subjective and subject to interpretive uncertainties. As a result, a court may determine that a residential loan did not meet the standard or test even if the originator reasonably believed such standard or test had been satisfied. Failure of residential loan originators or servicers to comply with these laws and regulations could subject us, as an assignee or purchaser of these loans (or as an investor in securities backed by these loans), to monetary penalties assessed by the CFPB through its administrative enforcement authority and by mortgagors through a private right of action against lenders or as a defense to foreclosure, including by recoupment or setoff of finance charges and fees collected, and could result in rescission of the affected residential loans, which could adversely impact our business and financial results. Such risks may be higher in connection with the acquisition of non-QMs.

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

In addition, when certain of our wholly-owned subsidiaries sell, finance or sponsor securitizations of residential loans, such subsidiaries may make representations and warranties to the purchaser, the financing provider or to other third parties regarding, among other things, certain characteristics of those assets, including characteristics sought to be verified through underwriting and due diligence efforts. In the event of breaches of representations and warranties with respect to any asset, such subsidiaries may be obligated to repurchase that asset or pay damages or remove that asset from the borrowing base, as applicable, which may result in a loss. Even if representations and warranties are made by counterparties from whom we acquired the loans, they may not parallel the representations and warranties our subsidiaries make or may otherwise not protect us from losses, including, for example, due to the fact that the counterparty may be insolvent or otherwise unable to make a payment at the time of a claim against such counterparty for damages for a breach of a representation or warranty.

The residential loans that we may acquire, and that underlie the RMBS we acquire, are subject to risks particular to investments secured by mortgage loans on residential property. These risks are heightened because we may purchase non-performing loans.

Residential loans are secured by single-family residential property and are subject to risks of delinquency and foreclosure and risks of loss. The ability of a borrower to repay a loan secured by a residential property typically is dependent upon the income and/or assets of the borrower. A number of factors may impair borrowers’ abilities to repay their loans, including:

•	changes in the borrowers’ income or assets;
•	acts of God, including, without limitation, earthquakes, hurricanes, pandemics, such as the COVID-19 pandemic, and other natural disasters, which may result in uninsured losses;
•	acts of war or terrorism, including the consequences of such events;
•	adverse changes in national and local economic and market conditions;
•	changes in governmental laws and regulations, including fiscal policies, zoning ordinances and environmental legislation and the related costs of compliance;
•	costs of remediation and liabilities associated with environmental conditions; and
•	the potential for uninsured or under-insured property losses.

In the event of any default under a residential loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the price we paid for the loan and any accrued interest of the mortgage loan plus advances made, which could have a material adverse effect on our cash flow from operations. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Additionally, foreclosure on a mortgage loan could subject us to greater concentration of the risks of the residential real estate markets and risks related to the ownership and management of real property.

We may acquire non-agency RMBS, which are backed by residential property but, in contrast to agency RMBS, their principal and interest are not guaranteed by federally chartered entities such as the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation and, in the case of the Government National Mortgage Association, the U.S. government. Our investments in RMBS are subject to the risks of default, foreclosure timeline extension, fraud, home price depreciation and unfavorable modification of loan principal amount, interest rate and amortization of principal accompanying the underlying residential loans. To the extent that assets underlying our investments are concentrated geographically, by property type or in certain other respects, we may be subject to certain of the foregoing risks to a greater extent. In the event of defaults on the residential loans that underlie our investments in agency RMBS and the exhaustion of any underlying or any additional credit support, we may not realize our anticipated return on our investments and we may incur a loss on these investments.

Our inability to promptly foreclose upon defaulted residential loans could increase our cost of doing business and/or diminish our expected return on investments.

Our ability to promptly foreclose upon defaulted residential loans and liquidate the underlying real property plays a critical role in our valuation of, and expected return on, those investments. There are a variety of factors that may inhibit our ability to foreclose upon a residential loan and liquidate the real property within the time frames we model as part of our valuation process. These factors include, without limitation: federal, state or local legislative action or initiatives designed to provide homeowners with assistance in avoiding residential loan foreclosures and that serve to delay the foreclosure process; Home Affordable Modification Program and other programs that require specific procedures to be followed to explore the refinancing of a mortgage loan prior to the commencement of a foreclosure proceeding; and continued declines in real estate values and sustained high levels of unemployment that increase the number of foreclosures and place additional pressure on the already overburdened judicial and administrative systems.

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

We generally receive principal payments that are made on our mortgage assets, including residential loans underlying the agency RMBS or the non-agency RMBS that we acquire. When borrowers prepay their mortgage loans faster than expected, it results in prepayments that are faster than expected. Faster than expected prepayments could adversely affect our profitability and our ability to recoup our cost of certain investments purchased at a premium over par value, including in the following ways:

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

We may invest in distressed and non-performing commercial mortgage loans, which are subject to increased risks of loss. Such loans may be or become non-performing for a variety of reasons, including, without limitation, because the underlying property is too highly leveraged or the borrower falls upon financial distress, in either case, resulting in the borrower being unable to meet its debt service obligations. Such loans may require a substantial amount of workout negotiations and/or restructuring, which may divert attention from other activities and may entail, among other things, a substantial reduction in the interest rate and a substantial write-down of the principal of the loan. Moreover, the ability to implement a successful restructuring entails a high degree of uncertainty, and we may not be able to implement any such restructuring on favorable terms or at all.

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

The United Kingdom ceased to be a member of the EU on January 31, 2020 (“Brexit”).  During a prescribed period (the “Transition Period”), certain transitional arrangements were in effect, such that the United Kingdom continued to be treated, in most respects, as if it were still a member of the EU, and generally remained subject to EU law. On December 24, 2020, the EU and the United Kingdom reached an agreement in principle on the terms of certain agreements and declarations governing the ongoing relationship between the EU and the United Kingdom, including the EU-UK Trade and Cooperation Agreement (the “TCA”); and, on December 30, 2020, the Council of the European Union adopted a decision authorizing the signature of the TCA and its provisional application for a limited period between January 1, 2021 to February 28, 2021, pending ratification of the TCA by the European Parliament (the “Provisional Period”).  The Provisional Period may be extended by mutual agreement between the EU and the United Kingdom.  Legislation to implement the TCA in the UK came into effect beginning on December 31, 2020.  The Transition Period ended on December 31, 2020 and the Provisional Period is now in effect.  However, the TCA is limited in its scope to primarily the trade of goods, transport, energy links and fishing, and uncertainties remain relating to certain aspects of the UK’s future economic, trading and legal relationships with the EU and with other countries.  The actual or potential consequences of Brexit, and the associated uncertainty, could adversely affect economic and market conditions in the UK, in the EU and its member states and elsewhere, and could negatively impact the value of our investments in the UK and more generally contribute to instability in global financial markets, which could in turn have a material adverse effect on our business, the value of our properties and investments and our potential growth in Europe, and could amplify the currency risks faced by us.

We invest in equity interests in commercial real estate assets, which subjects us to the general risks of owning commercial real estate.

We acquire and manage equity interests in commercial real estate assets. The economic performance and value of these investments can be adversely affected by many factors that are generally applicable to most real estate, including the following:

●	changes in the national, regional, local and international economic climate;
●	local conditions, such as oversupply of space or a reduction in demand for real estate in the areas in which they are located;
●	competition from other available space;
●	the attractiveness of the real estate to tenants;
●	increases in operating costs if these costs cannot be passed through to tenants;
●	the financial condition of tenants and the ability to collect rent from tenants;
●	vacancies, changes in market rental rates and the need to periodically renovate, repair and re-let space;
●	changes in interest rates and the availability of financing;
●	changes in zoning laws and taxation, government regulation and potential liability under environmental or other laws or regulations;
●	acts of God, including, without limitation, earthquakes, hurricanes, pandemics, such as the COVID-19 pandemic, and other natural disasters, or acts of war or terrorism, in each case which may result in uninsured or underinsured losses; and

●	decreases in the underlying value of real estate.

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

Our acquisition of equity interests in commercial real estate assets is subject to, and the success of those assets may be adversely affected by, various risks, including those described below:

●	we may be unable to meet required closing conditions;
●	we may be unable to finance acquisitions on favorable terms or at all;
●	acquired assets may fail to perform as expected;
●	our estimates of the costs of repositioning or renovating acquired commercial real estate assets may be inaccurate;
●	we may not be able to obtain adequate insurance coverage for acquired commercial real estate assets;
●	acquisitions may be located in markets where we and our Manager have a lack of market knowledge or understanding of the local economy, lack of business relationships in the area and unfamiliarity with local governmental and permitting procedures;
●	we may be unable to quickly and efficiently integrate new acquisitions of commercial real estate assets into our existing operations and, therefore, our results of operations and financial condition could be adversely affected; and
●	we may acquire equity interests in commercial real estate assets through a joint venture, and such investments could be adversely affected by our lack of sole decision-making authority and reliance upon a co-venturer’s financial condition. In addition, if we co-invest with affiliates of our Manager, we may be obligated to pay fees to such affiliates and would be subject to a variety of conflicts of interest with such affiliates, including conflicts similar to those described under the section captioned “—Risks Related to Our Relationship with Our Manager.”

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

For our prior acquisition of the Infrastructure Lending Segment to be successful, we must retain and motivate key employees, and failure to do so could seriously harm our business and financial results.  In addition, the success of our acquisition of the Infrastructure Lending Segment depends, in part, on our ability to leverage the capabilities of Starwood Energy Group and Starwood Oil and Gas.

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

In addition, we intend to leverage the existing capabilities of Starwood Energy Group and Starwood Oil and Gas, affiliates of our Manager, with respect to our existing and future infrastructure debt investments, and our success depends, in part, on our ability to do so.  Neither Starwood Energy Group or Starwood Oil and Gas has an obligation to provide any services to us, and so our ability to access Starwood Energy Group’s and Starwood Oil and Gas’ existing capabilities is dependent on our ongoing relationship with our Manager and Starwood Capital Group.  See “—Risks Related to Our Relationship with Our Manager.” Accordingly, we may not continue to have access to Starwood Energy Group or Starwood Oil and Gas and their respective officers and key personnel.

We are subject to the risks of investing in project finance investments, many of which are outside our control, and that may negatively impact our business and financial results.

We are subject to the risks of investing in project finance investments. Infrastructure loans are subject to the risk of default, foreclosure and loss, and the risk of loss may be greater than similar risks associated with loans made on other types of assets.  The loan structure for project finance relies primarily on the underlying project’s cash flows for repayment, with the project’s assets, rights and interests, together with the equity in the project company, typically pledged as collateral.  Accordingly, the ability of the project company to repay a project finance loan is dependent upon the successful development, construction and/or operation of such project rather than upon the existence of independent income or assets of the project company.  Moreover, the loans are typically non-recourse or limited recourse to the project sponsor, and the project company, as a special purpose entity, typically has no assets other than the project.  Accordingly, if the project’s cash flows are reduced or are otherwise less than projected, the project company’s ability to repay the loan will likely be impaired.  The Infrastructure Lending Segment has made and will continue to make certain estimates regarding project cash flows during the underwriting of its investments. These estimates may not prove accurate, as actual results may vary from estimates. A project’s cash flows can be adversely affected by, among other things:

●	if the project involves new construction,
◾	cost overruns,
◾	delays in completion,
◾	availability of land, building materials, energy, raw materials and transportation,
◾	availability of work force, management personnel and reliable contractors, and
◾	natural disasters (fire, drought, flood, earthquake, pandemics, including the COVID-19 pandemic) and war, civil unrest and strikes affecting contractors, suppliers or markets;
●	shortfalls in expected capacity, output or efficiency;
●	the terms of the power purchase or other offtake agreements used in the project;
●	the creditworthiness of the project company and the project sponsor;
●	competition;
●	volatility in commodity prices;
●	technology deployed, and the failure or degradation of equipment;
●	inflation and fluctuations in exchange rates or interest rates;
●	operation and maintenance costs;
●	sufficiency of gas and electric transmission capabilities;
●	licensing and permit requirements;
●	increased environmental or other applicable regulations; and
●	changes in national, international, regional, state or local economic conditions, laws and regulations.

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

The ongoing operation of a project underlying any of our infrastructure loans involves risks that include, among other things, the breakdown or failure of equipment or processes or performance below expected levels of output or efficiency due to wear and tear, latent defect, design error or operator error or force majeure events. In addition to natural risks such as earthquake, flood, drought, lightning, wildfire, hurricane, wind and pandemics, including the COVID-19 pandemic, other hazards, such as fire, explosion, structural collapse and machinery failure, acts of terrorism or related acts of war, hostile cyber intrusions or other catastrophic events are inherent risks in the operation of a project. These and other hazards can cause significant personal injury or loss of life, severe damage to and destruction of property, plant and equipment and contamination of, or damage to, the environment and suspension of operations. Operation of a project also involves risks that the operator will be unable to transport its product to its customers in an efficient manner due to a lack of transmission capacity. Unplanned outages of a project, including extensions of scheduled outages due to mechanical failures or other problems, occur from time to time. Unplanned outages typically increase operation and maintenance expenses and may reduce revenues. While a project typically maintains insurance, obtains warranties from vendors and obligates contractors to meet certain performance levels, the proceeds of such insurance, warranties or performance guarantees may not cover the lost revenues, increased expenses or liquidated damages payments should the project experience equipment breakdown or non-performance by contractors or vendors.  A project’s inability to operate its assets efficiently, manage capital expenditures and costs and generate earnings and cash flow could have a material adverse effect on the project company’s ability to repay the loan, which could result in its default.  A default on one or more of the infrastructure loans could have a material adverse effect on our business, financial condition and results of operations.

Tax considerations relating to the Infrastructure Lending Segment may reduce our net proceeds received from interest payments.

The Infrastructure Lending Segment is held in one or more domestic or foreign subsidiaries in order to facilitate our financing of the acquisition of that portfolio and aid in the maintenance of our status as a REIT under the Code.  The domestic subsidiary that initially acquired a significant portion of the pre-existing investment portfolio of the Infrastructure Lending Segment is disregarded as to our company for U.S. federal income tax purposes and we have elected to have other foreign and domestic subsidiaries that hold or will hold a portion of the pre-existing portfolio each treated as a TRS.  With respect to newly originated infrastructure loans, we will hold such loans either in a subsidiary that is disregarded as to our company for U.S. federal income tax purposes or in foreign or domestic TRSs that are subject to U.S. taxation under the general rules applicable to such corporations.  See “—Risks Related to Taxation as a REIT.”

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

The exercise of remedies and successful realization of liquidation proceeds relating to commercial mortgage loans underlying CMBS may be highly dependent on our performance as special servicer. We attempt to underwrite investments on a “loss-adjusted” basis, which projects a certain level of performance. However, this underwriting may not accurately predict the timing or magnitude of such losses. To the extent that this underwriting has incorrectly anticipated the timing or magnitude of losses, our business may be adversely affected. Some of the mortgage loans underlying the CMBS are in default and additional loans may default in the future. In the case of such defaults, cash flows of CMBS investments held by us may be adversely affected as any reduction in the mortgage payments or principal losses on liquidation of any mortgage loan may be applied to the class of CMBS securities relating to such defaulted loans that we hold.

The market value of CMBS could fluctuate materially as a result of various risks that are out of our control and may result in significant losses.

The market value of CMBS investments could fluctuate materially over time as the result of changes in mortgage spreads, treasury bond interest rates, capital market supply and demand factors, and many other factors that affect high-yield fixed income products. These factors are out of our control and could impair our ability to obtain short-term financing on the CMBS. CMBS investments, especially subordinated classes of CMBS, may have no, or only a limited, trading market. The financial markets have experienced and may continue to experience volatility and reduced liquidity, which may continue and reduce the market value of CMBS. Some or all of the CMBS, especially subordinated classes of CMBS, may be subject to restrictions on transfer and may be considered illiquid.

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

We intend to continue to conduct our operations so that neither we nor any of our subsidiaries are required to register as an investment company under the Investment Company Act. Because we are a holding company that conducts our businesses primarily through wholly-owned subsidiaries, the securities issued by these subsidiaries that are excepted from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act, together with any other investment securities we own, may not have a combined value in excess of 40% of the value of our adjusted total assets on an unconsolidated basis. The term “investment securities” generally includes all securities except U.S. government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exemption from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act. This requirement limits the types of businesses in which we may engage through our subsidiaries. In addition, the assets we and our subsidiaries may acquire are limited by the provisions of the Investment Company Act and the rules and regulations promulgated under the Investment Company Act, which may adversely affect our performance.

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

We will determine whether an entity is a majority-owned subsidiary of our Company. The Investment Company Act defines a majority-owned subsidiary of a person as a company 50% or more of the outstanding voting securities of which are owned by such person, or by another company which is a majority-owned subsidiary of such person. The Investment Company Act defines voting securities as any security presently entitling the owner or holder thereof to vote for the election of directors of a company. We treat entities in which we own at least 50% of the outstanding voting securities as majority-owned subsidiaries for purposes of the 40% test referenced above. We have not requested that the SEC or its staff approve our treatment of any entity as a majority-owned subsidiary, and neither has done so. If the SEC or its staff was to disagree with our treatment of one or more subsidiary entities as majority-owned subsidiaries, we would need to adjust our strategy and our assets in order to continue to pass the 40% test.

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

If the market value or income potential of real estate-related or other investments declines as a result of increased interest rates, prepayment rates or other factors, including changes in carrying value of certain assets made in accordance with CECL, we may need to increase our real estate investments and income and/or liquidate our non-qualifying assets in order to maintain our REIT qualification or exemption from the Investment Company Act. Moreover, we may have to take similar action if the market value or income potential of any investment securities that we own increases. If the change in real estate or other asset values and/or income occurs quickly, this may be especially difficult to accomplish. This difficulty may be exacerbated by the illiquid nature of any non-qualifying assets that we may own. We may have to make investment decisions that we otherwise would not make absent the REIT and Investment Company Act considerations.

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

The maximum tax rate applicable to “qualified dividends” payable by regular U.S. corporations to domestic stockholders that are individuals, trusts or estates is currently 20%. Dividends payable by REITs generally are not eligible for that reduced rate. However, pursuant to the 2017 Tax Cuts and Jobs Act, such domestic stockholders may generally be allowed to deduct from their taxable income one-fifth of the ordinary dividends payable to them by REITs for taxable years beginning before January 1, 2026. This would amount to a reduction in the effective tax rate on REIT dividends as compared to prior law. To qualify for this deduction, the domestic stockholder receiving such dividend must hold the dividend-paying REIT shares for at least 46 days (taking into account certain special holding period rules) of the 91-day period beginning 45 days before the shares become ex-dividend, and cannot be under an obligation to make related payments with respect to a position in substantially similar or related property.

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

From time to time, we may generate taxable income greater than our income for financial reporting purposes prepared in accordance with GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may be required to accrue income from mortgage loans, MBS and other types of debt securities or interests in debt securities before we receive any payments of interest or principal on such assets, including in particular pursuant to requests by borrowers, in light of the current COVID-19 pandemic and associated economic dislocations, for temporary interest deferrals or forbearances, or other modifications of their loans. We may also acquire distressed debt investments that are subsequently modified by agreement with the borrower. If the amendments to the outstanding debt are “significant modifications” under the applicable U.S. Treasury regulations, the modified debt may be considered to have been reissued to us at a gain in a debt-for-debt exchange with the borrower, with gain recognized by us to the extent that the principal amount of the modified debt exceeds our cost of purchasing it prior to modification. In addition, we are generally required to recognize certain amounts in income no later than the time such amounts are reflected on our financial statements filed with the SEC.

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

Even if we remain qualified for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, taxes on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes, such as mortgage recording taxes. In addition, in order to continue to meet the REIT qualification requirements, prevent the recognition of certain types of non-cash income, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we may hold a significant amount of our assets through our TRSs or other subsidiary corporations that will be subject to corporate-level income tax at regular rates. In addition, if we lend money to a TRS, the TRS may be unable to deduct all or a portion of the interest paid to us, which could result in an even higher corporate-level tax liability. Any of these taxes would decrease cash available for distribution to our stockholders.

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

The “taxable mortgage pool” rules will increase the taxes that we, or our stockholders may, incur and limit our actions with respect to our taxable mortgage pool.

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

In order to control better, and to attempt to avoid, the distribution of “excess inclusions” to our stockholders, our TMP is wholly-owned by a subsidiary REIT that has elected to be treated as a REIT. Our subsidiary REIT is required to satisfy, on a stand-alone basis, the REIT asset, income, organizational, distribution, stockholder ownership and other requirements described above, and if it were to fail to qualify as a REIT, then (i) our subsidiary REIT would face adverse tax consequences similar to those described above with respect to our qualification as a REIT and (ii) such failure could have an adverse effect on our ability to comply with the REIT income and asset tests and thus could impair our ability to qualify as a REIT unless we could avail ourselves of certain relief provisions.

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

The REIT provisions of the Code substantially limit our ability to hedge our assets and liabilities. Any income from a hedging transaction we enter into either (i) to manage risk of interest rate or price changes with respect to borrowings made or to be made to acquire or carry real estate assets, (ii) to manage risk of currency fluctuations with respect to items of income that qualify for purposes of the REIT 75% or 95% gross income tests or assets that generate such income or (iii) to hedge another instrument that hedges risks described in clause (i) or (ii) for a period following the extinguishment of the liability or the disposition of the asset that was previously hedged by the instrument, and provided that, in each case, the applicable hedging instrument is properly identified under applicable U.S. Treasury regulations, does not constitute “gross income” for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we intend to limit our use of advantageous hedging techniques or implement those hedges through a domestic TRS. This could increase the cost of our hedging activities because our TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRS will not directly reduce our REIT taxable income but may reduce current or future taxable income in the TRS.

Partnership tax audits could increase the tax liability borne by us in the event of a U.S. federal income tax audit of a subsidiary partnership.

In connection with U.S. federal income tax audits of partnerships (such as certain of our subsidiaries) and the collection of any tax resulting from any such audits or other tax proceedings, the partnership itself may be liable for partner-level taxes (including interest and penalties) resulting from an adjustment of partnership tax items on audit, regardless of changes in the composition of the partners (or their relative ownership) between the year under audit and the year of the adjustment.  The rules also include an elective alternative method under which the additional taxes resulting from the adjustment are assessed from the affected partners, subject to a higher rate of interest than otherwise would apply.  Although regulations have been issued and address some aspects of these rules, questions remain as to how they will apply.  These rules could increase the U.S. federal income tax, interest, and/or penalties economically borne by us in the event of a U.S. federal income tax audit of a subsidiary partnership in comparison to prior law.

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

General Risk Factors

Changes in accounting rules and other policy or regulatory changes could occur at any time and could impact us in significantly negative ways that we are unable to predict or protect against.

The SEC, the Financial Accounting Standards Board (“FASB”) and other regulatory bodies that establish the accounting rules applicable to us have proposed or enacted a wide array of changes to accounting rules over the last several years. Moreover, in the future, these regulators may propose additional changes that we do not currently anticipate. Changes to accounting rules that apply to us could significantly impact our business or our reported financial performance in negative ways that we cannot predict or protect against. We cannot predict whether any changes to current accounting rules will occur or what impact any codified changes will have on our business, results of operations, liquidity or financial condition.

The recent change in the U.S. Presidential Administration and changes in Congress could result in significant policy changes or regulatory uncertainty in our industry. While it is not possible to predict when and whether significant policy or regulatory changes would occur, any such changes on the federal, state or local level could significantly impact, among other things, our operating expenses, the availability of financing, interest rates, the economy and the geopolitical landscape. To the extent that the new government administration takes action by proposing and/or passing regulatory policies that could have a negative impact on our industry, such actions may have a material adverse effect on our business, results of operations, liquidity and financial condition.

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

Our network systems and storage applications, and those systems and storage and other business applications maintained by our third party providers, may be subject to attempts to gain unauthorized access, breach, malfeasance or other system disruptions. In some cases, it is difficult to anticipate or to detect immediately such incidents and the damage caused thereby. While we continually work to safeguard our internal network systems and validate the security of our third party providers, including through information security policies and employee awareness and training, such actions may not be sufficient to prevent cyber-attacks or security breaches. The loss, disclosure or misappropriation of, or unauthorized access to, information or our failure to meet our obligations could result in legal claims or proceedings, penalties and remediation costs. A significant data breach or our failure to meet our obligations may adversely affect our reputation, business, results of operations and financial condition.

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

In the past, securities class action litigation has often been instituted against companies following periods of volatility in their share price. This type of litigation could result in substantial costs and divert our attention and resources.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company leases office space in Miami Beach, FL; New York, NY; Los Angeles, CA; Stamford, CT and Charlotte, NC. Our headquarters is located in Greenwich, CT in office space leased by our Manager. Refer to Schedule III included in Item 8 of this Form 10-K for a listing of investment properties owned as of December 31, 2020.

Item 3. Legal Proceedings.

Currently, no material legal proceedings are pending against us that could have a material adverse effect on our business, financial position or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Dividends

The Company’s common stock has been listed on the NYSE and is traded under the symbol “STWD” since its IPO in August 2009. On February 19, 2021, the closing price of our common stock, as reported by the NYSE, was $22.10 per share.

We intend to make regular quarterly distributions to holders of our common stock and distribution equivalents to holders of restricted stock units which are settled in shares of common stock. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income. We generally intend over time to pay quarterly distributions in an amount at least equal to our taxable income. Refer to Note 17 to the Consolidated Financial Statements for the Company’s dividend history for the three years ended December 31, 2020.

Holders

As of February 19, 2021, there were 422 holders of record of the Company’s 285,450,156 shares of common stock outstanding. One of the holders of record is Cede & Co., which holds shares as nominee for The Depository Trust Company which itself holds shares on behalf of other beneficial owners of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item is set forth under Item 12 of this Form 10-K and is incorporated herein by reference.

Stock Performance Graph

CUMULATIVE TOTAL RETURN

Based upon initial investment of $100 on December 31, 2015(1)

220.00
200.00
180.00
160.00
140.00
120.00
100.00
80.00
12/31/2015
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
Bloomberg REIT Mortgage Index
Starwood Property Trust, Inc
S&P ©500

	Starwood Property		Bloomberg REIT
	Trust	S&P © 500	Mortgage Index
12/31/2015	$100.00	$100.00	$100.00
12/31/2016	$116.89	$111.96	$122.27
12/31/2017	$123.94	$136.40	$147.05
12/31/2018	$125.28	$130.42	$142.77
12/31/2019	$167.85	$171.49	$176.50
12/31/2020	$149.13	$203.04	$137.32
(1)	Dividend reinvestment is assumed.

Sales of Unregistered Equity Securities

During the year ended December 31, 2020, we issued 62,323 Class A Units in connection with the acquisition of the Woodstar II Portfolio as discussed in Note 3 to the Consolidated Financial Statements.

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

The Class A Units were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

Issuer Purchases of Equity Securities

The following table provides information regarding our purchases of common stock during the quarter ended December 31, 2020:

			Number of shares	Value of shares available
		Average	purchased as part of	for purchase
	Total number of	repurchase	publicly announced	under the program
Period	shares purchased	price per share	program (1)	(in thousands)
November 2020	343,130	$14.55	343,130	$366,217

(1)	In February 2020, our board of directors authorized the repurchase of up to $400.0 million of our outstanding common shares and convertible senior notes over a period of one year.

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our Consolidated Financial Statements, including the notes thereto, included elsewhere herein. All amounts are in thousands, except per share data.

	For the year ended December 31,
	2020	2019	2018	2017	2016
Operating Data:
Revenues (1)	$1,136,155	$1,196,419	$1,109,280	$879,888	$784,667
Costs and expenses	964,408	1,029,824	977,632	735,249	651,127
Other income (2)	214,531	383,572	294,879	299,650	242,455
Income tax provision	(20,197)	(13,232)	(15,330)	(31,522)	(8,344)
Income from continuing operations	366,081	536,935	411,197	412,767	367,651
Net income	366,081	536,935	411,197	412,767	367,651
Net income attributable to Starwood Property Trust, Inc.	331,689	509,664	385,830	400,770	365,186
Earnings per share:
Basic	$1.16	$1.81	$1.44	$1.53	$1.52
Diluted	$1.16	$1.79	$1.42	$1.52	$1.50
Dividends declared per share of common stock	$1.92	$1.92	$1.92	$1.92	$1.92
Weighted-average basic shares of common stock outstanding	281,978	279,337	265,279	259,620	238,529
Balance Sheet Data:
Investments in loans	$12,139,908	$11,470,224	$9,794,254	$7,382,641	$5,946,274
Investments in securities (3)	736,658	810,238	906,468	718,203	807,618
Investments in properties	2,271,153	2,266,440	2,784,890	2,647,481	1,944,720
Total assets (4)	80,873,509	78,042,336	68,262,453	62,941,289	77,256,266
Total financing arrangements	12,809,264	11,762,730	10,756,635	7,972,476	6,200,670
Total liabilities (4)	76,010,933	72,905,322	63,362,264	58,362,088	72,696,193
Total Starwood Property Trust, Inc. Stockholders’ Equity	4,488,898	4,700,425	4,603,432	4,478,414	4,522,274
Total Equity	$4,862,576	$5,137,014	$4,900,189	$4,579,201	$4,560,073
(1)	During the years ended December 31, 2020, 2019, 2018, 2017 and 2016, servicing fees and interest income of $133.3 million, $144.7 million, $147.1 million, $179.4 million and $180.5 million, respectively, were eliminated in consolidation pursuant to ASC 810.

(2)	During the years ended December 31, 2020, 2019, 2018, 2017 and 2016, other income included $133.5 million, $145.0 million, $148.0 million, $186.1 million and $181.2 million, respectively, of additive net eliminations in consolidation pursuant to ASC 810.

(3)	December 31, 2020, 2019, 2018, 2017 and 2016 balances exclude $1.4 billion, $1.4 billion, $1.2 billion, $1.0 billion and $959.0 million, respectively, of CMBS and RMBS that were eliminated in consolidation pursuant to ASC 810.

(4)	December 31, 2020 balances include $64.2 billion of VIE assets and $62.8 billion of VIE liabilities consolidated pursuant to ASC 810. December 31, 2019 balances include $62.2 billion of VIE assets and $60.7 billion of VIE liabilities consolidated pursuant to ASC 810. December 31, 2018 balances include $53.4 billion of VIE assets and $52.2 billion of VIE liabilities consolidated pursuant to ASC 810. December 31, 2017 balances include $51.0 billion of VIE assets and $50.0 billion of VIE liabilities consolidated pursuant to ASC 810. December 31, 2016 balances include $67.1 billion of VIE assets and $66.1 billion of VIE liabilities consolidated pursuant to ASC 810.

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

Since our IPO in August 2009, we have evolved from a company focused on opportunistic acquisitions of real estate debt assets from distressed sellers to that of a full-service real estate finance platform that is primarily focused on the origination and acquisition of commercial real estate debt and equity investments across the capital structure, in both the U.S. and Europe. With the Starwood brand, market presence, and lending/asset management platform that we have developed, we are focused primarily on the following opportunities:

(1)	Continue to expand our market presence as a leading provider of acquisition, refinance, development and expansion capital to large real estate projects (greater than $75 million) in infill locations, and other attractive market niches where our size and scale give us an advantage to provide a “one-stop” lending solution for real estate developers, owners and operators;

(2)	Continue to expand our investment activities in subordinate CMBS and revenues from special servicing;

(3)	Continue to expand our capabilities in syndication and securitization, which serve as a source of attractively priced, matched-term financing;

(4)	Continue to leverage our Investing and Servicing Segment’s sourcing and credit underwriting capabilities to expand our overall footprint in the commercial real estate debt markets;

(5)	Expand our investment activities in both (i) targeted real estate equity investments and (ii) residential mortgage finance; and

(6)	Expand our originations and acquisitions of infrastructure debt investments.

COVID-19 Pandemic

The outbreak of COVID-19 beginning in the first quarter of 2020 and its continuing impact on the financial, economic and capital markets environment, and future developments in these and other areas, present uncertainty and risk with respect to our financial condition, results of operations, liquidity, and ability to pay distributions. We expect that these impacts are likely to continue to some extent as the outbreak persists and potentially even longer. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions, and, as a result, present material uncertainty and risk with respect to us and the performance of our investments. The full extent of the impact and effects of COVID-19 will depend on future developments, including, among other factors, the duration and spread of the outbreak, along with related travel advisories, quarantines and restrictions, the recovery time of the disrupted supply chains and industries, the impact of labor market interruptions, the impact of government interventions, and uncertainty with respect to the duration of the global economic slowdown.

Further discussion of the potential impacts on our business, financial condition, results of operations, liquidity, the market price of our common stock and our ability to make distributions to our stockholders from the COVID-19 pandemic is provided in the section entitled “Risk Factors” in Part I, Item 1A of this Form 10-K.

Asset Performance and Collections

We maintain an in-house team of asset management professionals who oversee our commercial loans and are in regular communication with these borrowers. We have utilized these relationships to address the potential impacts of the COVID-19 pandemic on the assets which secure our loans, particularly hospitality assets. Some of our borrowers have indicated that due to the impact of the COVID-19 pandemic, they will be unable to timely execute their business plans, have had to temporarily close their businesses, or have experienced other negative business consequences which have led to cash flow pressures at the underlying properties. In some cases, these borrowers have requested temporary interest deferral or forbearance, or other modifications of their loans.

Since the outbreak of the COVID-19 pandemic, we have granted certain payment related loan modifications to our borrowers, consisting principally of partial and temporary deferrals of interest and the repurposing of reserves, many of which were coupled with additional equity commitments from sponsors. We are generally encouraged by our borrowers’ response to the COVID-19 pandemic’s impacts on their properties. While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain investments. As of December 31, 2020, we had five loans with an aggregate principal balance of $699.7 million which remained on their post-COVID partial interest deferrals.

Within residential lending, we continue to monitor the impact of forbearance arrangements granted by our master servicer for loans which have been securitized. In securitized transactions with advancing arrangements, the master servicer has advanced 100% of all unpaid principal and interest.

In our property segment, we collected 98% of rents due during the year ended December 31, 2020. Collections were particularly strong in our Woodstar I and Woodstar II affordable housing portfolios, where 98% of rent due was collected. Given current demographic trends, which tend to favor flexible rental arrangements, we continue to see sustained demand in multifamily and decreased turnover.

In our infrastructure segment, during the year ended December 31, 2020, we collected 100% of interest due and did not grant any payment related loan modifications.

Goodwill and Intangible Assets

Goodwill is tested for impairment annually in the fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  Management considered the general economic decline and the impact of the COVID-19 pandemic in its fourth quarter 2020 goodwill impairment testing, and concluded that goodwill was not impaired as of December 31, 2020.  However, future changes in the expectations of the impact of COVID-19 on our operations, financial performance and cash flows could cause our goodwill to be impaired.

Recent Developments

Developments During the Fourth Quarter of 2020

Commercial and Residential Lending Segment

●	Originated $453.5 million of commercial loans during the quarter, including the following:

o	£89 million ($119.8 million) first mortgage loan for an office portfolio located in Ireland, which the Company fully funded.

o	$109.8 million first mortgage and mezzanine loan for the construction of a 27-story waterfront residential building located in Florida, of which the Company funded $2.2 million.

o	$105.0 million first mortgage loan for the refinancing of a 347-unit Class A multifamily building located in California, of which the Company funded $102.3 million.

o	$63.3 million first mortgage and mezzanine loan for the refinancing of a data center located in Florida, which the Company fully funded and sold the $47.0 million first mortgage loan.

●	Funded $333.6 million of previously originated commercial loan commitments.

●	Received gross proceeds of $250.6 million ($131.9 million, net of debt repayments) from maturities and principal repayments on our commercial loans.

●	Received gross proceeds of $46.8 million from sales of senior interests in first mortgage loans.

●	Acquired $323.1 million of residential loans, of which $176.6 million related to loans acquired through a consolidated securitization unwind.

●	Received proceeds of $338.8 million, including retained RMBS of $24.6 million, from the securitization of $326.8 million of residential loans.

●	Received proceeds of $135.6 million from the sale of RMBS.

Infrastructure Lending Segment

●	Originated or acquired $80.6 million of infrastructure loans and funded $21.7 million of pre-existing infrastructure loan commitments.

●	Received proceeds of $22.4 million from sales of infrastructure loans and $102.7 million from maturities and principal repayments on our infrastructure loans and bonds.

Investing and Servicing Segment

●	Originated commercial conduit loans of $257.7 million. Separately, received proceeds of $465.7 million from sales of previously originated commercial conduit loans.

●	Acquired CMBS for a purchase price of $41.7 million and sold CMBS for total gross proceeds of $5.6 million.

●	Obtained two new special servicing assignments for CMBS trusts with a total unpaid principal balance of $1.6 billion.

Corporate Financing

●	Issued $300.0 million of 5.50% Senior Notes due 2023 (the “2023 Notes”).

●	Redeemed $500.0 million of 3.625% Senior Notes due February 2021.

●	Repurchased 343,130 shares of common stock with a weighted average repurchase price of $14.55 per share for a total cost of $5.0 million.

Developments During 2020

Commercial and Residential Lending Segment

●	Originated or acquired $1.9 billion of commercial loans during the year, including the following:

o	£180.1 million ($238.1 million) first mortgage loan on a portfolio of 27 student housing properties located in the United Kingdom, of which the Company funded $236.5 million.

o	$220.0 million first mortgage and mezzanine loan on a 41-property extended stay portfolio located across the U.S, of which the Company funded $205.0 million.

o	$197.2 million first mortgage loan to refinance the existing leasehold debt and provide acquisition financing for the fee interest in an 878,843 square-foot, six building office park located in California, of which the Company funded $193.2 million.

o	$150.0 million first mortgage and mezzanine loan to refinance 13 newly constructed self-storage facilities located across the U.S., of which the Company funded $128.5 million.

o	£89 million ($119.8 million) first mortgage loan for an office portfolio located in Ireland, which the Company fully funded.

o	$119.5 million first mortgage loan to refinance a 54-story oceanfront residential building located in Florida, of which the Company funded $103.6 million.

o	$109.8 million first mortgage and mezzanine loan for the construction of a 27-story waterfront residential building located in Florida, of which the Company funded $2.2 million.

o	$105.0 million first mortgage loan for the refinancing of a 347-unit Class A multifamily building located in California, of which the Company funded $102.3 million.

●	Funded $1.1 billion of previously originated commercial loan and preferred equity commitments.

●	Received gross proceeds of $1.5 billion ($703.0 million, net of debt repayments) from maturities and principal repayments on our commercial loans and single-borrower CMBS.

●	Received gross proceeds of $271.3 million and $172.1 million ($84.5 million and $172.1 million, net of debt repayments) from sales of senior interests in first mortgage loans and whole loan interests, respectively.

●	Acquired $1.6 billion of residential loans, of which $176.6 million related to loans acquired through a consolidated securitization unwind.

●	Received proceeds of $1.8 billion, including retained RMBS of $282.4 million, from the securitization of $1.8 billion of residential loans.

●	Received proceeds of $135.6 million from the sale of RMBS.

Infrastructure Lending Segment

●	Originated or acquired $120.8 million of infrastructure loans and funded $164.9 million of pre-existing infrastructure loan commitments.

●	Received proceeds of $60.8 million from sales of infrastructure loans and $206.3 million from maturities and principal repayments on our infrastructure loans and bonds.

Property Segment

●	Refinanced our Woodstar I Portfolio by entering into mortgage loans with total borrowings of $217.1 million. The loans carry ten-year terms and weighted average annual interest rates of LIBOR + 2.71%. A portion of the net proceeds from the mortgage loans was used to repay $117.0 million of outstanding government sponsored mortgage loans.

Investing and Servicing Segment

●	Originated commercial conduit loans of $851.0 million. Separately, received proceeds of $975.6 million from sales of previously originated commercial conduit loans.

●	Acquired CMBS for a purchase price of $49.4 million and sold CMBS for total gross proceeds of $37.9 million, of which $10.9 million related to non-controlling interests.

●	Obtained 11 new special servicing assignments for CMBS trusts with a total unpaid principal balance of $9.3 billion.

●	Sold a portion of our equity interest in a servicing and advisory business and recognized a gain of $10.3 million. We further increased the value of our remaining investment to reflect the fair value as of that date based on the sales price of the interest sold and recognized a gain of $17.6 million.

●	Sold commercial real estate for gross proceeds of $24.1 million and recognized a gain of $7.4 million.

Corporate Financing

●	Issued $300.0 million of the 2023 Notes.

●	Redeemed $500.0 million of 3.625% Senior Notes due February 2021.

●	Repurchased 2,268,551 shares of common stock with a weighted average repurchase price of $14.89 per share for a total cost of $33.8 million.

Subsequent Events

Refer to Note 25 to the Consolidated Financial Statements for disclosure regarding significant transactions that occurred subsequent to December 31, 2020.

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

The following table compares our summarized results of operations for the years ended December 31, 2020, 2019 and 2018 by business segment (amounts in thousands):

	For the Year Ended December 31,			$ Change	$ Change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Revenues:
Commercial and Residential Lending Segment	$749,660	$693,032	$627,950	$56,628	$65,082
Infrastructure Lending Segment	80,987	106,649	30,709	(25,662)	75,940
Property Segment	255,745	287,503	292,897	(31,758)	(5,394)
Investing and Servicing Segment	183,027	253,931	304,480	(70,904)	(50,549)
Corporate	—	26	360	(26)	(334)
Securitization VIE eliminations	(133,264)	(144,722)	(147,116)	11,458	2,394
	1,136,155	1,196,419	1,109,280	(60,264)	87,139
Costs and expenses:
Commercial and Residential Lending Segment	273,861	261,150	226,625	12,711	34,525
Infrastructure Lending Segment	54,008	85,764	33,386	(31,756)	52,378
Property Segment	243,857	272,911	292,548	(29,054)	(19,637)
Investing and Servicing Segment	138,677	165,094	161,623	(26,417)	3,471
Corporate	253,997	245,049	263,685	8,948	(18,636)
Securitization VIE eliminations	8	(144)	(235)	152	91
	964,408	1,029,824	977,632	(65,416)	52,192
Other income (loss):
Commercial and Residential Lending Segment	53,126	20,806	8,617	32,320	12,189
Infrastructure Lending Segment	(2,712)	(11,510)	396	8,798	(11,906)
Property Segment	(36,757)	(708)	52,727	(36,049)	(53,435)
Investing and Servicing Segment	34,224	205,420	94,614	(171,196)	110,806
Corporate	33,158	24,523	(9,429)	8,635	33,952
Securitization VIE eliminations	133,492	145,041	147,954	(11,549)	(2,913)
	214,531	383,572	294,879	(169,041)	88,693
Income (loss) before income taxes:
Commercial and Residential Lending Segment	528,925	452,688	409,942	76,237	42,746
Infrastructure Lending Segment	24,267	9,375	(2,281)	14,892	11,656
Property Segment	(24,869)	13,884	53,076	(38,753)	(39,192)
Investing and Servicing Segment	78,574	294,257	237,471	(215,683)	56,786
Corporate	(220,839)	(220,500)	(272,754)	(339)	52,254
Securitization VIE eliminations	220	463	1,073	(243)	(610)
	386,278	550,167	426,527	(163,889)	123,640
Income tax provision	(20,197)	(13,232)	(15,330)	(6,965)	2,098
Net income attributable to non-controlling interests	(34,392)	(27,271)	(25,367)	(7,121)	(1,904)
Net income attributable to Starwood Property Trust, Inc.	$331,689	$509,664	$385,830	$(177,975)	$123,834

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Commercial and Residential Lending Segment

Revenues

For the year ended December 31, 2020, revenues of our Commercial and Residential Lending Segment increased $56.6 million to $749.6 million, compared to $693.0 million for the year ended December 31, 2019. This increase was primarily due to an increase in interest income from loans of $55.2 million and rental income from foreclosed properties of $4.7 million, partially offset by a decrease in interest income from investment securities of $2.8 million. The increase in interest income from loans was principally due to (i) higher prepayment related income and (ii) higher average balances of both commercial and residential loans, partially offset by (iii) lower average LIBOR rates (partially mitigated by the LIBOR floors on most of our commercial loans). The decrease in interest income from investment securities was primarily due to lower average balances, lower average LIBOR rates and lower prepayment related income for our single-borrower CMBS, partially offset by higher average RMBS investment balances.

Costs and Expenses

For the year ended December 31, 2020, costs and expenses of our Commercial and Residential Lending Segment increased $12.7 million to $273.8 million, compared to $261.1 million for the year ended December 31, 2019. This increase was primarily due to a $44.6 million increase in credit loss provision and a $12.5 million increase in general and administrative expenses primarily related to compensation and residential loan procurement, partially offset by a $45.9 million decrease in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio. The increase in the credit loss provision was due to the recognition of current expected credit losses (“CECL”) during the year ended December 31, 2020 in accordance with the new credit loss accounting standard effective January 1, 2020 (see Notes 2 and 5 to the Consolidated Financial Statements). The CECL provision during the year ended December 31, 2020 was magnified by the significant deterioration in macroeconomic forecasts between the January 1 CECL effective date and year end due to the economic disruption caused by the COVID-19 pandemic. The decrease in interest expense was primarily due to lower average LIBOR rates partially offset by higher average borrowings outstanding.

Net Interest Income (amounts in thousands)

	For the Year Ended December 31,
	2020	2019	Change
Interest income from loans	$665,503	$610,316	$55,187
Interest income from investment securities	78,490	81,255	(2,765)
Interest expense	(176,230)	(222,118)	45,888
Net interest income	$567,763	$469,453	$98,310

For the year ended December 31, 2020, net interest income of our Commercial and Residential Lending Segment increased $98.3 million to $567.8 million, compared to $469.5 million for the year ended December 31, 2019. This increase reflects the net increase in interest income and the decrease in interest expense, both as discussed in the sections above.

During the years ended December 31, 2020 and 2019, the weighted average unlevered yields on the Commercial and Residential Lending Segment’s loans and investment securities were as follows:

	For the Year Ended December 31,
	2020	2019
Commercial	6.6%	7.3%
Residential	6.9%	6.9%
Overall	6.7%	7.3%

The overall weighted average unlevered yield was lower as decreases in LIBOR more than offset higher levels of prepayment related income.

During the years ended December 31, 2020 and 2019, the Commercial and Residential Lending Segment’s weighted average secured borrowing rates, inclusive of interest rate hedging costs and the amortization of deferred financing fees, was 2.8% and 4.3%, respectively. The decrease in borrowing rates primarily reflects decreases in LIBOR.

Other Income

For the year ended December 31, 2020, other income of our Commercial and Residential Lending Segment increased $32.3 million to $53.1 million, compared to $20.8 million for the year ended December 31, 2019. This increase was primarily due to (i) a $66.4 million greater increase in fair value of residential loans and (ii) a $24.9 million decrease in foreign currency loss, partially offset by (iii) a $38.3 million increased loss on derivatives, (iv) a $14.0 million greater decrease in fair value of investment securities and (v) a $5.6 million unfavorable change in gains (losses) on sales of loans and securities. The greater increase in fair value of residential loans primarily reflects the simultaneous purchase and securitization of $478.9 million of loans in the third quarter of 2020, pursuant to a trade confirmation that we entered into in the second quarter of 2020. The increased loss on derivatives reflects a $26.4 million increased loss on foreign currency hedges and an $11.9 million increased loss on interest rate swaps. The foreign currency hedges are used to fix the U.S. dollar amounts of cash flows (both interest and principal payments) we expect to receive from our foreign currency denominated loans and investments. The increased foreign currency gain and increased loss on foreign currency hedges reflect a weakening of the U.S. dollar against the pound sterling (“GBP”), Australian dollar (“AUD”) and Euro, during the year ended December 31, 2020 versus a lesser overall weakening of the U.S. dollar during the year ended December 31, 2019. The interest rate swaps are used primarily to fix our interest rate payments on certain variable rate borrowings which fund fixed rate investments and to hedge our interest rate risk on residential loans held-for-sale. The greater decrease in fair value of investment securities reflects the widening of credit spreads resulting from market disruption and dislocation caused by the impacts of COVID-19 during 2020.

Infrastructure Lending Segment

Revenues

For the year ended December 31, 2020, revenues of our Infrastructure Lending Segment decreased $25.6 million to $81.0 million, compared to $106.6 million for the year ended December 31, 2019. This decrease was primarily due to decreases in interest income from loans of $21.7 million and investment securities of $3.7 million. The decrease in interest income from loans was primarily due to a decrease in average LIBOR rates and lower average loan balances outstanding as a result of sales and repayments, partially offset by an increase in average spreads on our infrastructure loans. The decrease in interest income from investment securities was primarily due to lower prepayment related income and average investment balances outstanding.

Costs and Expenses

For the year ended December 31, 2020, costs and expenses of our Infrastructure Lending Segment decreased $31.8 million to $54.0 million, compared to $85.8 million for the year ended December 31, 2019. This decrease was primarily due to a $21.9 million decrease in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio and an $8.6 million decrease in credit loss provision. The decrease in interest expense was primarily due to lower average LIBOR rates and lower average borrowings as a result of loan sales and repayments. The decrease in the credit loss provision reflects a $4.1 million reversal in 2020 compared to a $4.5 million provision during 2019. The reversal in 2020 was primarily due to shorter remaining maturities and lower outstanding held-for-investment loan balances and future funding commitments since the establishment of the initial CECL credit loss allowance effective January 1, 2020.

Net Interest Income (amounts in thousands)

	For the Year Ended December 31,
	2020	2019	Change
Interest income from loans	$77,851	$99,580	$(21,729)
Interest income from investment securities	2,637	6,318	(3,681)
Interest expense	(40,913)	(62,836)	21,923
Net interest income	$39,575	$43,062	$(3,487)

For the year ended December 31, 2020, net interest income of our Infrastructure Lending Segment decreased $3.5 million to $39.6 million, compared to $43.1 million for the year ended December 31, 2019. The decrease reflects the decreases in interest income, partially offset by the decrease in interest expense, both as discussed in the sections above.

During the years ended December 31, 2020 and 2019, the weighted average unlevered yields on the Infrastructure Lending Segment’s investments were as follows:

	For the Year Ended December 31,
	2020	2019
Loans and investment securities held-for-investment	5.2%	6.4%
Loans held-for-sale	3.5%	5.1%

During the years ended December 31, 2020 and 2019, the Infrastructure Lending Segment’s weighted average secured borrowing rate, inclusive of the amortization of deferred financing fees, was 3.4% and 4.7%, respectively.

Other Loss

For the year ended December 31, 2020, other loss of our Infrastructure Lending Segment decreased $8.8 million to $2.7 million, compared to $11.5 million for the year ended December 31, 2019. The decrease in other loss primarily reflects a decreased loss on extinguishment of debt resulting from the write-off of deferred financing fees relating to partial debt prepayments from proceeds of loan repayments and sales.

Property Segment

Change in Results by Portfolio (amounts in thousands)

	$ Change from prior year
		Costs and	Gain (loss) on derivative		Income (loss) before
	Revenues	expenses	financial instruments	Other income (loss)	income taxes
Master Lease Portfolio	$10	$127	$—	$100	$(17)
Medical Office Portfolio	(29)	(8,015)	(18,207)	4,745	(5,476)
Woodstar I Portfolio	1,562	7,332	(295)	(1,703)	(7,768)
Woodstar II Portfolio	1,437	923	—	—	514
Ireland Portfolio	(34,738)	(28,563)	(14,606)	(120,449)	(141,230)
Investment in unconsolidated entities	—	(72)	—	114,362	114,434
Other/Corporate	—	(786)	—	4	790
Total	$(31,758)	$(29,054)	$(33,108)	$(2,941)	$(38,753)

See Notes 3 and 7 to the Consolidated Financial Statements for a description of the above-referenced Property Segment portfolios. As discussed in Note 3, the Ireland Portfolio, which was comprised of 11 office properties and one multifamily property all located in Dublin, Ireland, was sold in December 2019.

Revenues

For the year ended December 31, 2020, revenues of our Property Segment decreased $31.8 million to $255.7 million, compared to $287.5 million for the year ended December 31, 2019. The decrease in revenues was primarily due to the sale of the Ireland Portfolio in December 2019, partially offset by increased rental income in the Woodstar Portfolios due to rental rate increases effective May 2019.

Costs and Expenses

For the year ended December 31, 2020, costs and expenses of our Property Segment decreased $29.0 million to $243.9 million, compared to $272.9 million for the year ended December 31, 2019. The decrease in costs and expenses primarily reflects the sale of the Ireland Portfolio in December 2019.

Other Loss

For the year ended December 31, 2020, other loss of our Property Segment increased $36.1 million to $36.8 million, compared to $0.7 million for the year ended December 31, 2019. The increase in other loss was primarily due to a $33.1 million increased loss on derivatives reflecting (i) an $18.5 million increased loss on interest rate swaps which primarily hedge the variable interest rate risk on borrowings secured by our Medical Office Portfolio and (ii) the non-recurrence of a $14.6 million gain in 2019 on foreign exchange contracts which economically hedged our Euro currency exposure to the Ireland Portfolio. Other non-recurring items included a $119.7 million gain in 2019 on the sale of the Ireland Portfolio, substantially offset by a $114.4 million loss in 2019 from our equity investee that owns four regional shopping malls (the “Retail Fund”). Our investment in the Retail Fund was written off as of December 31, 2019 due to continued declines in the estimated fair values of its properties.

Investing and Servicing Segment

Revenues

For the year ended December 31, 2020, revenues of our Investing and Servicing Segment decreased $70.9 million to $183.0 million, compared to $253.9 million for the year ended December 31, 2019. The decrease in revenues was primarily due to decreases of (i) $29.4 million in interest income from CMBS and conduit loans, which reflects a $16.1 million decrease in interest recoveries on CMBS and lower average balances of conduit loans held-for-sale, (ii) $28.2 million in servicing fees and (iii) $13.2 million in rental income from our REIS Equity Portfolio primarily due to fewer properties held.

Costs and Expenses

For the year ended December 31, 2020, costs and expenses of our Investing and Servicing Segment decreased $26.4 million to $138.7 million, compared to $165.1 million for the year ended December 31, 2019. The decrease in costs and expenses was primarily due to decreases of (i) $11.0 million in costs of rental operations, depreciation and amortization due to fewer properties held, (ii) $9.3 million in interest expense on borrowings related to properties held and conduit loans and (iii) $7.1 million in general and administrative expenses reflecting lower compensation costs.

Other Income

For the year ended December 31, 2020, other income of our Investing and Servicing Segment decreased $171.2 million to $34.2 million, compared to $205.4 million for the year ended December 31, 2019. The decrease in other income was primarily due to (i) a $140.6 million unfavorable change in fair value of CMBS investments primarily due to widening credit spreads resulting from market disruption and dislocation caused by the impacts of COVID-19 in 2020, (ii) a $52.7 million decreased gain on sales of operating properties, (iii) a $13.9 million increased loss on derivatives which primarily hedge our interest rate risk on conduit loans and (iv) a $4.9 million lesser increase in fair value of conduit loans, all partially offset by (v) realized and unrealized gains totaling $27.9 million resulting from the sale in April 2020 of a portion of our unconsolidated equity interest in a servicing and advisory business, as further described in Note 8 to the Consolidated Financial Statements, and (vi) a $12.9 million favorable change in fair value of servicing rights.

Corporate and Other Items

Corporate Costs and Expenses

For the year ended December 31, 2020, corporate expenses increased $8.9 million to $254.0 million, compared to $245.1 million for the year ended December 31, 2019. The increase was primarily due to an $8.0 million increase in management fees.

Corporate Other Income

For the year ended December 31, 2020, corporate other income increased $8.6 million to $33.1 million, compared to $24.5 million for the year ended December 31, 2019. The increase in corporate other income was primarily due to a $7.6 million increase in gains on interest rate swaps which hedge a portion of our unsecured senior notes used to repay variable-rate secured financing and a $1.0 million decreased loss on extinguishment of debt.

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

Income Tax Provision

Our consolidated income taxes principally relate to the taxable nature of our loan servicing and loan securitization businesses which are housed in taxable REIT subsidiaries (“TRSs”). For the year ended December 31, 2020, our income tax provision increased $7.0 million to $20.2 million, compared to $13.2 million for the year ended December 31, 2019. The increase primarily reflects an overall increase in the taxable income of our TRSs.

Net Income Attributable to Non-controlling Interests

For the year ended December 31, 2020, net income attributable to non-controlling interests increased $7.1 million to $34.4 million, compared to $27.3 million for the year ended December 31, 2019. The increase was primarily due to non-controlling interests in earnings of a consolidated CMBS joint venture in which we hold a 51% interest.

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

Other Income

For the year ended December 31, 2019, other income of our Commercial and Residential Lending Segment increased $12.2 million to $20.8 million, compared to $8.6 million for the year ended December 31, 2018. The increase was primarily due to (i) a $19.0 million favorable change in fair value of residential loans and investment securities, (ii) a $25.2 million favorable change in foreign currency gain (loss) and (iii) a $5.6 million increase in earnings from unconsolidated entities, all partially offset by (iv) a $38.0 million unfavorable change in gain (loss) on derivatives. The unfavorable change in derivatives reflects a $22.7 million unfavorable change in foreign currency hedges and a $15.3 million unfavorable change in interest rate swaps. The foreign currency hedges are used to fix the U.S. dollar amounts of cash flows (both interest and principal payments) we expect to receive from our foreign currency denominated loans and investments. The interest rate swaps are used primarily to fix our interest rate payments on certain variable rate borrowings which fund fixed rate investments. The unfavorable change in foreign currency hedges and the favorable change in foreign currency gain (loss) reflect an overall weakening of the U.S. dollar against the GBP in the year ended December 31, 2019 versus a strengthening of the U.S. dollar in the year ended December 31, 2018.

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

Net Interest Income (amounts in thousands)

	For the Year Ended
	December 31,
	2019	2018	Change
Interest income from loans	$99,580	28,995	$70,585
Interest income from investment securities	6,318	1,095	5,223
Interest expense	(62,836)	(20,949)	(41,887)
Net interest income	$43,062	$9,141	$33,921

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

Securitization VIE Eliminations

Refer to the preceding comparison of the year ended December 31, 2020 to the year ended December 31, 2019 for a discussion of the nature of securitization VIE eliminations.

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

Non-GAAP Financial Measures

Distributable Earnings is a non-GAAP financial measure. We calculate Distributable Earnings as GAAP net income (loss) excluding the following:

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

During the year ended December 31, 2020, we recorded a $42.1 million increase in the current expected credit loss, or CECL, reserve, which has been excluded from Distributable Earnings consistent with other unrealized gains (losses) pursuant to our existing policy for reporting Distributable Earnings. We expect to only recognize such potential credit losses in Distributable Earnings if and when such amounts are deemed nonrecoverable upon a realization event. This is generally at the time a loan is repaid, or in the case of foreclosure, when the underlying asset is sold, but non-recoverability may also be determined if, in our determination, it is nearly certain that all amounts due will not be collected. The realized loss amount reflected in Distributable Earnings will equal the difference between the cash received, or expected to be received, and the book value of the asset, and is reflective of our economic experience as it relates to the ultimate realization of the loan.

We believe that Distributable Earnings provides meaningful information to consider in addition to our net income (loss) and cash flow from operating activities determined in accordance with GAAP. We believe Distributable Earnings is a useful financial metric for existing and potential future holders of our common stock as historically, over time, Distributable Earnings has been a strong indicator of our dividends per share. As a REIT, we generally must distribute annually at least 90% of our net taxable income, subject to certain adjustments, and therefore we believe our dividends are one of the principal reasons stockholders may invest in our common stock. Further, Distributable Earnings helps us to evaluate our performance excluding the effects of certain transactions and GAAP adjustments that we believe are not necessarily indicative of our current loan portfolio and operations, and is a performance metric we consider when declaring our dividends. We also use Distributable Earnings (previously defined as “Core Earnings”) to compute the incentive fee due under our management agreement.

Distributable Earnings does not represent net income (loss) or cash generated from operating activities and should not be considered as an alternative to GAAP net income (loss), or an indication of our GAAP cash flows from operations, a measure of our liquidity, taxable income, or an indication of funds available for our cash needs. In addition, our methodology for calculating Distributable Earnings may differ from the methodologies employed by other companies to calculate the same or similar supplemental performance measures, and accordingly, our reported Distributable Earnings may not be comparable to the Distributable Earnings reported by other companies.

The weighted average diluted share count applied to Distributable Earnings for purposes of determining Distributable Earnings per share (“EPS”) is computed using the GAAP diluted share count, adjusted for the following:

(i)	Unvested stock awards – Currently, unvested stock awards are excluded from the denominator of GAAP EPS. The related compensation expense is also excluded from Distributable Earnings. In order to effectuate dilution from these awards in the Distributable Earnings computation, we adjust the GAAP diluted share count to include these shares.

(ii)	Convertible Notes – Conversion of our Convertible Notes is an event that is contingent upon numerous factors, none of which are in our control, and is an event that may or may not occur. Consistent with the treatment of other unrealized adjustments to Distributable Earnings, we adjust the GAAP diluted share count to exclude the potential shares issuable upon conversion until a conversion occurs.

(iii)	Subsidiary equity – The intent of a February 2018 amendment to our management agreement (the “Amendment”) is to treat subsidiary equity in the same manner as if parent equity had been issued. The Class A Units issued in connection with the acquisition of assets in our Woodstar II Portfolio are currently excluded from our GAAP diluted share count, with the subsidiary equity represented as non-controlling interests in consolidated subsidiaries on our GAAP balance sheet. Consistent with the Amendment, we adjust GAAP diluted share count to include these subsidiary units.

The following table presents our diluted weighted average shares used in our GAAP EPS calculation reconciled to our diluted weighted average shares used in our Distributable EPS calculation (amounts in thousands):

	For the Year Ended December 31,
	2020	2019	2018
Diluted weighted average shares - GAAP EPS	282,483	289,712	288,484
Add: Unvested stock awards	2,801	2,271	2,285
Add: Woodstar II Class A Units	10,656	11,365	8,971
Less: Convertible Notes dilution	—	(9,805)	(22,659)
Diluted weighted average shares - Distributable EPS	295,940	293,543	277,081

The definition of Distributable Earnings allows management to make adjustments, subject to the approval of a majority of our independent directors, in situations where such adjustments are considered appropriate in order for Distributable Earnings to be calculated in a manner consistent with its definition and objective. No adjustments to the definition of Distributable Earnings became effective during the year ended December 31, 2020.

As a reminder, in 2015, we adjusted the calculation of Distributable Earnings related to the equity component of our Convertible Notes. We previously amortized the equity component of these instruments through interest expense for Distributable Earnings purposes, consistent with our GAAP treatment. However, for Distributable Earnings purposes, the amount is not considered realized until the earlier of (a) the entire issuance of the notes has been extinguished; or (b) the equity portion has been fully amortized via repurchases of the notes

In January 2019, our 4.00% Convertible Senior Notes due 2019 (the “2019 Convertible Notes”) were fully repaid in shares of common stock and cash. The equity portion of the 2019 Convertible Notes had been fully amortized. In March 2018, our 4.55% Convertible Senior Notes due 2018 (the “2018 Convertible Notes”) matured and were fully repaid in cash. The equity portion of the 2018 Convertible Notes had not been fully amortized. As a result, we reflected $10.0 million as a positive adjustment to Distributable Earnings, representing the $28.1 million equity balance recognized upon issuance of the 2018 Convertible Notes, net of $18.1 million in adjustments related to cumulative repurchases through the maturity date.

The following table summarizes our quarterly Distributable Earnings per weighted average diluted share for the years ended December 31, 2020, 2019 and 2018:

	Distributable Earnings For the Three-Month Periods Ended
	March 31	June 30	September 30	December 31
2020	$0.55	$0.43	$0.50	$0.50
2019	0.28	0.52	0.52	0.47
2018	0.58	0.54	0.53	0.54

Distributable Earnings per weighted average diluted share for the year ended December 31, 2019 does not equal the sum of the individual quarters due to rounding and other computational factors.

The following table presents our summarized results of operations and reconciliation to Distributable Earnings for the year ended December 31, 2020, by business segment (amounts in thousands):

	Commercial
	and
	Residential	Infrastructure		Investing
	Lending	Lending	Property	and Servicing
	Segment	Segment	Segment	Segment	Corporate	Total
Revenues	$749,660	$80,987	$255,745	$183,027	$—	$1,269,419
Costs and expenses	(273,861)	(54,008)	(243,857)	(138,677)	(253,997)	(964,400)
Other income (loss)	53,126	(2,712)	(36,757)	34,224	33,158	81,039
Income (loss) before income taxes	528,925	24,267	(24,869)	78,574	(220,839)	386,058
Income tax (provision) benefit	(21,091)	(117)	—	1,011	—	(20,197)
Income attributable to non-controlling interests	(14)	—	(20,394)	(13,764)	—	(34,172)
Net income (loss) attributable to Starwood Property Trust, Inc.	507,820	24,150	(45,263)	65,821	(220,839)	331,689
Add / (Deduct):
Non-controlling interests attributable to Woodstar II Class A Units	—	—	20,394	—	—	20,394
Non-cash equity compensation expense	4,454	1,120	219	4,594	20,854	31,241
Management incentive fee	—	—	—	—	30,773	30,773
Acquisition and investment pursuit costs	123	—	(355)	(72)	—	(304)
Depreciation and amortization	1,467	294	76,544	14,501	—	92,806
Credit loss provision (reversal), net	46,215	(4,103)	—	—	—	42,112
Interest income adjustment for securities	(864)	—	—	15,101	—	14,237
Extinguishment of debt, net	—	—	—	—	(986)	(986)
Income tax provision (benefit) associated with fair value adjustments	6,495	—	—	(405)	—	6,090
Other non-cash items	14	—	(2,063)	942	631	(476)
Reversal of GAAP unrealized (gains) / losses on:
Loans	(76,897)	—	—	(56,227)	—	(133,124)
Securities	15,108	—	—	51,403	—	66,511
Derivatives	56,862	1,365	30,113	19,768	(19,564)	88,544
Foreign currency	(42,205)	(207)	14	3	—	(42,395)
(Earnings) loss from unconsolidated entities	(8,779)	767	—	(30,845)	—	(38,857)
Recognition of Distributable realized gains / (losses) on:
Loans	48,203	(62)	—	55,287	—	103,428
Securities	398	—	—	(18,100)	—	(17,702)
Derivatives	(7,711)	118	(473)	(13,418)	—	(21,484)
Foreign currency	(4,810)	(133)	(14)	(3)	—	(4,960)
Earnings (loss) from unconsolidated entities	5,686	(382)	—	18,247	—	23,551
Sales of properties	—	—	—	(5,789)	—	(5,789)
Distributable Earnings (Loss)	$551,579	$22,927	$79,116	$120,808	$(189,131)	$585,299
Distributable Earnings (Loss) per Weighted Average Diluted Share	$1.86	$0.08	$0.27	$0.41	$(0.64)	$1.98

The following table presents our summarized results of operations and reconciliation to Distributable Earnings for the year ended December 31, 2019, by business segment (amounts in thousands):

	Commercial
	and
	Residential	Infrastructure		Investing
	Lending	Lending	Property	and Servicing
	Segment	Segment	Segment	Segment	Corporate	Total
Revenues	$693,032	$106,649	$287,503	$253,931	$26	$1,341,141
Costs and expenses	(261,150)	(85,764)	(272,911)	(165,094)	(245,049)	(1,029,968)
Other income (loss)	20,806	(11,510)	(708)	205,420	24,523	238,531
Income (loss) before income taxes	452,688	9,375	13,884	294,257	(220,500)	549,704
Income tax (provision) benefit	(4,818)	89	(393)	(8,110)	—	(13,232)
Income attributable to non-controlling interests	(392)	—	(21,630)	(4,786)	—	(26,808)
Net income (loss) attributable to Starwood Property Trust, Inc.	447,478	9,464	(8,139)	281,361	(220,500)	509,664
Add / (Deduct):
Non-controlling interests attributable to Woodstar II Class A Units	—	—	21,630	—	—	21,630
Non-cash equity compensation expense	3,918	2,683	312	6,582	22,697	36,192
Management incentive fee	—	—	—	—	20,165	20,165
Acquisition and investment pursuit costs	(882)	2	(355)	(780)	(356)	(2,371)
Depreciation and amortization	1,091	83	93,864	18,156	—	113,194
Credit loss provision, net	2,616	4,510	—	—	—	7,126
Interest income adjustment for securities	(617)	—	—	15,933	—	15,316
Extinguishment of debt, net	—	—	—	—	(1,950)	(1,950)
Other non-cash items	—	—	(1,798)	(1,067)	623	(2,242)
Reversal of GAAP unrealized (gains) / losses on:
Loans	(10,462)	—	—	(61,139)	—	(71,601)
Securities	1,084	—	—	(89,206)	—	(88,122)
Derivatives	20,680	3,353	6,268	7,536	(26,396)	11,441
Foreign currency	(17,342)	(205)	(37)	2	—	(17,582)
(Earnings) loss from unconsolidated entities	(10,649)	—	114,362	(4,166)	—	99,547
Recognition of Distributable realized gains / (losses) on:
Loans	9,028	(984)	—	63,908	—	71,952
Securities	970	—	—	14,608	—	15,578
Derivatives	(5,500)	(1,186)	17,238	(10,153)	—	399
Foreign currency	622	(1,081)	37	7	—	(415)
Earnings (loss) from unconsolidated entities	8,851	—	(139,462)	15,812	—	(114,799)
Sales of properties	—	—	(74,878)	(19,359)	—	(94,237)
Distributable Earnings (Loss)	$450,886	$16,639	$29,042	$238,035	$(205,717)	$528,885
Distributable Earnings (Loss) per Weighted Average Diluted Share	$1.54	$0.05	$0.10	$0.81	$(0.70)	$1.80

The following table presents our summarized results of operations and reconciliation to Distributable Earnings for the year ended December 31, 2018, by business segment (amounts in thousands):

	Commercial
	and
	Residential	Infrastructure		Investing
	Lending	Lending	Property	and Servicing
	Segment	Segment	Segment	Segment	Corporate	Total
Revenues	$627,950	30,709	$292,897	$304,480	$360	$1,256,396
Costs and expenses	(226,625)	(33,386)	(292,548)	(161,623)	(263,685)	(977,867)
Other income (loss)	8,617	396	52,727	94,614	(9,429)	146,925
Income (loss) before income taxes	409,942	(2,281)	53,076	237,471	(272,754)	425,454
Income tax provision	(2,801)	(292)	(7,549)	(4,688)	—	(15,330)
Income attributable to non-controlling interests	(1,451)	—	(17,623)	(5,220)	—	(24,294)
Net income (loss) attributable to Starwood Property Trust, Inc.	405,690	(2,573)	27,904	227,563	(272,754)	385,830
Add / (Deduct):
Non-controlling interests attributable to Woodstar II Class A Units	—	—	17,623	—	—	17,623
Non-cash equity compensation expense	2,857	477	300	4,934	14,312	22,880
Management incentive fee	—	—	—	—	41,399	41,399
Acquisition and investment pursuit costs	1,391	3,827	(337)	(333)	—	4,548
Depreciation and amortization	76	—	112,007	20,295	—	132,378
Credit loss provision, net	34,821	—	—	—	—	34,821
Interest income adjustment for securities	(736)	—	—	16,754	—	16,018
Extinguishment of debt, net	—	—	—	—	8,199	8,199
Other non-cash items	—	—	(3,031)	2,204	3,057	2,230
Reversal of GAAP unrealized (gains) / losses on:
Loans	6,851	—	—	(47,373)	—	(40,522)
Securities	(763)	—	—	(33,229)	—	(33,992)
Derivatives	(18,439)	(1,821)	(18,854)	(1,235)	9,521	(30,828)
Foreign currency	7,816	1,425	2	2	—	9,245
Earnings from unconsolidated entities	(5,063)	—	(3,658)	(3,809)	—	(12,530)
Recognition of Distributable realized gains / (losses) on:
Loans	(616)	—	—	46,063	—	45,447
Securities	3,528	—	—	6,209	—	9,737
Derivatives	(7,258)	(105)	(4,076)	2,790	—	(8,649)
Foreign currency	9,913	43	(2)	(73)	—	9,881
Earnings from unconsolidated entities	5,178	—	—	4,242	—	9,420
Sales of properties	—	—	(5,379)	(9,667)	—	(15,046)
Distributable Earnings (Loss)	$445,246	1,273	$122,499	$235,337	$(196,266)	$608,089
Distributable Earnings (Loss) per Weighted Average Diluted Share	$1.61	$—	$0.44	$0.85	$(0.71)	$2.19

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Commercial and Residential Lending Segment

The Commercial and Residential Lending Segment’s Distributable Earnings increased by $100.7 million, from $450.9 million during the year ended December 31, 2019 to $551.6 million during the year ended December 31, 2020. After making adjustments for the calculation of Distributable Earnings, revenues were $748.8 million, costs and expenses were $221.6 million, other income was $39.0 million and income tax provision was $14.6 million.

Revenues, consisting principally of interest income on loans, increased by $56.4 million during the year ended December 31, 2020, primarily due to an increase in interest income from loans of $55.2 million and rental income from foreclosed properties of $4.7 million, partially offset by a decrease in interest income from investment securities of $3.0 million. The increase in interest income from loans was principally due to (i) higher prepayment related income and (ii) higher average balances of both commercial and residential loans, partially offset by (iii) lower average LIBOR rates (partially mitigated by the LIBOR floors on most of our commercial loans). The decrease in interest income from investment securities was primarily due to lower average balances, lower average LIBOR rates and lower prepayment related income for our single-borrower CMBS, partially offset by higher average RMBS investment balances.

Costs and expenses decreased by $32.8 million during the year ended December 31, 2020, primarily due to a $45.9 million decrease in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio primarily due to lower average LIBOR rates partially offset by higher average borrowings outstanding. Such decrease was partially offset by higher general and administrative and other expenses.

Other income increased by $20.9 million, primarily due to a $39.2 million increase in residential loan securitization gains, partially offset by a $6.1 million unfavorable change in gains (losses) recognized on other loans and investments, a $5.4 million unfavorable change in foreign currency gains (losses), a $4.4 million increase in realized losses on derivatives principally related to the residential loans securitized and a $3.2 million decrease in earnings from unconsolidated entities.

Income taxes, which principally relate to the taxable nature of this segment’s residential loan securitization activities which are housed in TRSs, increased $9.8 million due to an increase in taxable income of those TRSs during the year ended December 31, 2020.

Infrastructure Lending Segment

The Infrastructure Lending Segment’s Distributable Earnings increased by $6.3 million, from $16.6 million during the year ended December 31, 2019 to $22.9 million during the year ended December 31, 2020. After making adjustments for the calculation of Distributable Earnings, revenues were $81.0 million, costs and expenses were $56.7 million and other loss was $1.2 million.

Revenues, consisting principally of interest income on loans, decreased by $25.6 million during the year ended December 31, 2020, primarily due to decreases in interest income from loans of $21.7 million and investment securities of $3.7 million. The decrease in interest income from loans was primarily due to a decrease in average LIBOR rates and lower average loan balances outstanding as a result of sales and repayments, partially offset by an increase in average spreads on our infrastructure loans. The decrease in interest income from investment securities was primarily due to lower prepayment related income and average investment balances outstanding.

Costs and expenses decreased by $21.8 million during the year ended December 31, 2020, primarily due to a decrease in interest expense on the secured debt facilities used to finance this segment’s investment portfolio principally due to lower average LIBOR rates and lower average borrowings as a result of loan sales and repayments.

Other loss decreased by $10.4 million, primarily due to a decreased loss on extinguishment of debt resulting from the write-off of deferred financing fees relating to partial debt prepayments from proceeds of loan repayments and sales.

Property Segment

Distributable Earnings by Portfolio (amounts in thousands)

	For the Year Ended
	December 31,
	2020	2019	Change
Master Lease Portfolio	$17,110	$16,866	$244
Medical Office Portfolio	19,864	18,965	899
Woodstar I Portfolio	22,036	29,367	(7,331)
Woodstar II Portfolio	24,206	23,090	1,116
Ireland Portfolio	—	84,321	(84,321)
Investment in unconsolidated entities	—	(139,534)	139,534
Other/Corporate	(4,100)	(4,033)	(67)
Distributable Earnings	$79,116	$29,042	$50,074

The Property Segment’s Distributable Earnings increased by $50.1 million, from $29.0 million during the year ended December 31, 2019 to $79.1 million during the year ended December 31, 2020. After making adjustments for the calculation of Distributable Earnings, revenues were $254.1 million, costs and expenses were $168.4 million and other loss was $6.6 million.

Revenues decreased by $32.6 million during the year ended December 31, 2020, primarily due to the sale of the Ireland Portfolio in December 2019, partially offset by increased rental income in the Woodstar Portfolios due to rental rate increases effective May 2019.

Costs and expenses decreased by $12.1 million during the year ended December 31, 2020, primarily due to the sale of the Ireland Portfolio in December 2019.

Other loss decreased by $70.2 million during the year ended December 31, 2020, primarily due to a $139.5 million other-than-temporary loss recognized on our investment in the Retail Fund in 2019, partially offset by a $60.1 million gain on sale of the Ireland Portfolio in 2019, both of which did not recur in 2020.

Investing and Servicing Segment

The Investing and Servicing Segment’s Distributable Earnings decreased by $117.2 million, from $238.0 million during the year ended December 31, 2019 to $120.8 million during the year ended December 31, 2020. After making adjustments for the calculation of Distributable Earnings, revenues were $199.4 million, costs and expenses were $120.0 million, other income was $58.7 million, income tax benefit was $0.6 million and the deduction of income attributable to non-controlling interests was $17.9 million.

Revenues decreased by $71.5 million during the year ended December 31, 2020, primarily due to decreases of $30.2 million in interest income from CMBS and conduit loans, $28.2 million in servicing fees and $13.0 million in rental income from our REIS Equity Portfolio primarily due to fewer properties held. The decrease in interest income primarily reflects a $16.1 million decrease in interest recoveries on CMBS and lower average balances of conduit loans held-for-sale. The treatment of CMBS interest income on a GAAP basis is complicated by our application of the ASC 810 consolidation rules. In an attempt to treat these securities similar to the trust’s other investment securities, we compute interest income pursuant to an effective yield methodology. In doing so, we segregate the portfolio into various categories based on the components of the bonds’ cash flows and the volatility related to each of these components. We then accrete interest income on an effective yield basis using the components of cash flows that are reliably estimable. Other minor adjustments are made to reflect management’s expectations for other components of the projected cash flow stream.

Costs and expenses decreased by $21.3 million during the year ended December 31, 2020, primarily due to decreases of $9.3 million in interest expense on borrowings related to properties held and conduit loans, $7.6 million in costs of rental operations due to fewer properties held and $5.0 million in general and administrative expenses reflecting lower compensation costs.

Other income includes profit realized upon securitization of loans by our conduit business, gains on sales of CMBS and operating properties, gains and losses on derivatives that were either effectively terminated or novated, and earnings from unconsolidated entities. These items are typically offset by a decrease in the fair value of our domestic servicing rights intangible which reflects the expected amortization of this deteriorating asset, net of increases in fair value due to the attainment of new servicing contracts. Derivatives include instruments which hedge interest rate risk and credit risk on our conduit loans. For GAAP purposes, the loans, CMBS and derivatives are accounted for at fair value, with all changes in fair value (realized or unrealized) recognized in earnings. The adjustments to Distributable Earnings outlined above are also applied to the GAAP earnings of our unconsolidated entities. Other income decreased by $62.9 million principally due to (i) a $47.9 million decrease in gains on sales of properties, (ii) a $20.8 million increase in other-than-temporary CMBS losses and (iii) an $ $8.6 million decrease in realized gains on conduit loans, all partially offset by (iv) a $12.9 million increase in fair value of servicing rights.

Income taxes, which principally relate to the taxable nature of this segment’s loan servicing and loan securitization business which are housed in TRSs, decreased $8.7 million from a provision of $8.1 million to a benefit of $0.6 million due to an overall tax loss of those TRSs during the year ended December 31, 2020.

Income attributable to non-controlling interests increased $12.8 million primarily relating to income of a consolidated CMBS joint venture in which we hold a 51% interest.

Corporate

Corporate costs and expenses decreased by $16.6 million, from $205.7 million during the year ended December 31, 2018 to $189.1 million during the year ended December 31, 2020, primarily due to (i) a $14.4 million favorable change in realized gain (loss) on interest rate swaps which hedge a portion of our unsecured senior notes used to repay variable-rate secured financing and (ii) a $1.9 million decrease in loss on extinguishment of debt.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Commercial and Residential Lending Segment

The Commercial and Residential Lending Segment’s Distributable Earnings increased by $5.7 million, from $445.2 million during the year ended December 31, 2018 to $450.9 million during the year ended December 31, 2019. After making adjustments for the calculation of Distributable Earnings, revenues were $692.4 million, costs and expenses were $254.4 million and other income was $18.1 million.

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

Infrastructure Lending Segment

The Infrastructure Lending Segment had Distributable Earnings of $16.6 million for the year ended December 31, 2019 compared to $1.3 million during the post-acquisition period from September 19, 2018 through December 31, 2018. After making adjustments for the calculation of Distributable Earnings, revenues were $106.6 million, costs and expenses were $78.5 million and other loss was $11.6 million.

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

Property Segment

Distributable Earnings by Portfolio (amounts in thousands)

	For the Year Ended December 31,
	2019	2018	Change
Master Lease Portfolio	$16,866	$40,271	$(23,405)
Medical Office Portfolio	18,965	25,440	(6,475)
Woodstar I Portfolio	29,367	26,106	3,261
Woodstar II Portfolio	23,090	17,218	5,872
Ireland Portfolio	84,321	18,285	66,036
Investment in unconsolidated entities	(139,534)	—	(139,534)
Other/Corporate	(4,033)	(4,821)	788
Distributable Earnings	$29,042	$122,499	$(93,457)

The Property Segment’s Distributable Earnings decreased by $93.5 million, from $122.5 million during the year ended December 31, 2018 to $29.0 million during the year ended December 31, 2019. After making adjustments for the calculation of Distributable Earnings, revenues were $286.7 million, costs and expenses were $180.5 million and other loss was $76.8 million.

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

Other income (loss) decreased by $98.4 million during the year ended December 31, 2019, primarily due to a $139.5 million loss recognized on our investment in the Retail Fund. This loss reflects the full write-off of our investment due to decreases in fair value of properties held by the Retail Fund which management determined to be other than temporary. Partially offsetting this loss was a $37.0 million increase in realized gains on property sales, reflecting a $60.1 million gain on sale of the Ireland Portfolio in December 2019 compared to gains of $23.1 million on the sales of seven properties in the Master Lease Portfolio during the year ended December 31, 2018.

The $60.1 million gain on sale of the Ireland Portfolio relates to the sale of the U.S. entity which held the net assets related to our Ireland Portfolio. The properties within the entity were sold for a gross purchase price of €530.0 million. After certain adjustments, including a €20.7 million tax withholding which was treated as a reduction of purchase price, the net purchase price was €507.6 million, plus estimated net working capital. Our undepreciated cost basis in these assets was €462.2 million. The resulting gain, after selling costs, was €40.5 (or $44.9) million. In addition, upon receipt of the net proceeds from the sale, we unwound all of our foreign currency hedges related to this portfolio, realizing a net gain of $15.2 million, bringing the total distributable gain on sale of this portfolio to $60.1 million.

Investing and Servicing Segment

The Investing and Servicing Segment’s Distributable Earnings increased by $2.7 million, from $235.3 million during the year ended December 31, 2018 to $238.0 million during the year ended December 31, 2019. After making adjustments for the calculation of Distributable Earnings, revenues were $270.9 million, costs and expenses were $141.3 million, other income was $121.6 million, income tax provision was $8.1 million and the deduction of income attributable to non-controlling interests was $5.1 million.

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

Income taxes, which principally relate to the taxable nature of this segment’s loan servicing and loan securitization businesses which are housed in TRSs, increased $3.4 million due to an increase in taxable income of those TRSs.

Income attributable to non-controlling interests decreased $0.1 million.

Corporate

Corporate costs and expenses increased by $9.4 million, from $196.3 million during the year ended December 31, 2018 to $205.7 million during the year ended December 31, 2019, primarily due to (i) a $9.5 million unfavorable change in gain (loss) on extinguishment of debt primarily due to the $10.0 million positive adjustment to Distributable Earnings during the year ended December 31, 2018 upon the repayment at maturity of the 2018 Convertible Notes, as described above, (ii) a $3.8 million increase in base management fees and (iii) a $2.5 million unfavorable change in gain (loss) on interest rate swaps, all partially offset by (iv) an $8.4 million decrease in interest expense principally on lower average outstanding balances of our unsecured senior notes.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet our cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make new investments where appropriate, pay dividends to our stockholders and other general business needs. We closely monitor our liquidity position and believe that we have sufficient current liquidity and access to additional liquidity to meet our financial obligations for at least the next 12 months. We expect to preserve and build our liquidity to best position the Company to weather near-term market uncertainty, satisfy our loan future funding and financing obligations and to potentially make opportunistic new investments, which will cause us to take some or all of the following actions: raise capital from offerings of securities, borrow additional capital, sell assets, pay our management and incentive fees in shares of our common stock (as was done for the quarter ended March 31, 2020) and/or change our dividend practice, including by reducing the amount of, or temporarily suspending, our future dividends or paying our future dividends in kind for some period of time. We currently expect the pace of loan repayments to slow while the impacts of the COVID-19 pandemic are ongoing.

COVID-19 Pandemic

We are continuing to monitor the COVID-19 pandemic and its impact on us, the borrowers underlying our commercial and residential real estate-related loans and infrastructure loans (and their tenants), the tenants in the properties we own, our financing sources, and the economy as a whole. Because the severity, magnitude and duration of the COVID-19 pandemic and its economic consequences are uncertain, rapidly changing and difficult to predict, the pandemic’s impact on our operations and liquidity remains uncertain and difficult to predict. Further discussion of the potential impacts on us from the COVID-19 pandemic is provided in the section entitled “Risk Factors” in Part I, Item 1A of this Form 10-K.

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

Sources of Liquidity

Our primary sources of liquidity are as follows:

Cash Flows for the Year Ended December 31, 2020 (amounts in thousands)

		VIE	Excluding Investing
	GAAP	Adjustments	and Servicing VIEs
Net cash provided by operating activities	$1,045,548	$(178,832)	$866,716
Cash Flows from Investing Activities:
Origination and purchase of loans held-for-investment	(3,133,196)	—	(3,133,196)
Proceeds from principal collections and sale of loans	2,200,475	—	2,200,475
Purchase and funding of investment securities	(22,408)	(331,784)	(354,192)
Proceeds from sales and collections of investment securities	91,473	245,415	336,888
Proceeds from sales of real estate	24,541	—	24,541
Purchases and additions to properties and other assets	(25,164)	—	(25,164)
Investment in unconsolidated entities	(3,133)	—	(3,133)
Proceeds from sale of interest in unconsolidated entities	10,313	—	10,313
Net cash flows from other investments and assets	(54,706)	45	(54,661)
Net cash used in investing activities	(911,805)	(86,324)	(998,129)
Cash Flows from Financing Activities:
Proceeds from borrowings	7,100,563	22,000	7,122,563
Principal repayments on and repurchases of borrowings	(6,137,778)	(13,950)	(6,151,728)
Payment of deferred financing costs	(27,122)	—	(27,122)
Proceeds from common stock issuances, net of offering costs	1,003	—	1,003
Payment of dividends	(546,885)	—	(546,885)
Contributions from non-controlling interests	11,775	—	11,775
Distributions to non-controlling interests	(99,512)	2,622	(96,890)
Purchase of treasury stock	(33,828)	—	(33,828)
Issuance of debt of consolidated VIEs	187,494	(187,494)	—
Repayment of debt of consolidated VIEs	(522,348)	522,348	—
Distributions of cash from consolidated VIEs	79,921	(79,921)	—
Net cash provided by financing activities	13,283	265,605	278,888
Net increase in cash, cash equivalents and restricted cash	147,026	449	147,475
Cash, cash equivalents and restricted cash, beginning of year	574,031	(1,221)	572,810
Effect of exchange rate changes on cash	1,105	—	1,105
Cash, cash equivalents and restricted cash, end of year	$722,162	$(772)	$721,390

The discussion below is on a non-GAAP basis, after removing adjustments principally resulting from the consolidation of the securitization VIEs under ASC 810. These adjustments principally relate to (i) the purchase of CMBS, RMBS, loans and real estate from consolidated VIEs, which are reflected as repayments of VIE debt on a GAAP basis and (ii) principal collections of CMBS and RMBS related to consolidated VIEs, which are reflected as VIE distributions on a GAAP basis. There is no significant net impact to overall cash resulting from these consolidations. Refer to Note 2 to the Consolidated Financial Statements for further discussion.

Cash and cash equivalents decreased by $147.5 million during the year ended December 31, 2020, reflecting net cash used in investing activities of $998.1 million, partially offset by net cash provided by operating activities of $866.7 million and net cash provided by financing activities of $278.9 million.

Net cash provided by operating activities of $866.7 million during the year ended December 31, 2020 related primarily to proceeds from sales of loans held-for-sale, net of originations and purchases, of $550.8 million and cash interest income of $536.7 million from our loans and $154.7 million from our investment securities. Net rental income provided cash of $172.7 million and servicing fees provided cash of $43.3 million. Offsetting these cash inflows was cash interest expense of $379.9 million, general and administrative expenses of $115.0 million, management fees of $75.6 million and a net change in operating assets and liabilities of $24.0 million.

Net cash used in investing activities of $998.1 million for the year ended December 31, 2020 related primarily to the origination and acquisition of loans held-for-investment of $3.1 billion and the purchase and funding of investment securities of $354.2 million, partially offset by proceeds received from principal collections and sales of loans of $2.2 billion and investment securities of $336.9 million.

Net cash provided by financing activities of $278.9 million for the year ended December 31, 2020 related primarily to borrowings on our secured debt, net of repayments and deferred loan costs, of $1.1 billion, partially offset by dividend distributions of $546.9 million, borrowings on our unsecured debt, net of repayments and deferred loan costs, of $203.7 million, net distributions to non-controlling interests of $96.9 million and treasury stock purchases of $33.8 million.

Financing Arrangements

We utilize a variety of financing arrangements, including:

1)	Repurchase Agreements: Repurchase agreements effectively allow us to borrow against loans and securities that we own. Under these agreements, we sell our loans and securities to a counterparty and agree to repurchase the same loans and securities from the counterparty at a price equal to the original sales price plus interest. The counterparty retains the sole discretion over both whether to purchase the loan and security from us and, subject to certain conditions, the market value of such loan or security for purposes of determining whether we are required to pay margin to the counterparty. Generally, if the lender determines (subject to certain conditions) that the market value of the collateral in a repurchase transaction has decreased by more than a defined minimum amount, we would be required to repay any amounts borrowed in excess of the product of (i) the revised market value multiplied by (ii) the applicable advance rate. During the term of a repurchase agreement, we receive the principal and interest on the related loans and securities and pay interest to the counterparty. As of December 31, 2020, we had various repurchase agreements, with details referenced in the table provided below.

2)	Secured Property Financings: We use long-term mortgage facilities from commercial lenders and government sponsors of affordable housing loans to finance many of the investment properties that we hold. These facilities accrue interest at either fixed or floating rates. We typically hedge our exposure to floating interest rate changes on these facilities through the use of interest rate swap and cap derivatives.

3)	Bank Credit Facilities: We use bank credit facilities (including term loans and revolving facilities) to finance our assets. These financings may be collateralized or non-collateralized and may involve one or more lenders. Credit facilities typically have maturities ranging from two to five years and may accrue interest at either fixed or floating rates. The lender retains the sole discretion, subject to certain conditions, over the market value of such note for purposes of determining whether we are required to pay margin to the lender.

4)	Loan Sales, Syndications and Securitizations: We seek non-recourse long-term financing from loan sales, syndications and/or securitizations of our investments in mortgage loans. The sales, syndications or securitizations generally involve a senior portion of our loan but may involve the entire loan. Loan sales and syndications generally involve the sale of a senior note component or participation interest to a third party lender. Securitization generally involves transferring notes to a special purpose vehicle (or the issuing entity), which then issues one or more classes of non-recourse notes pursuant to the terms of an indenture. The notes are secured by the pool of assets. In exchange for the transfer of assets to the issuing entity, we receive cash proceeds from the sale of non-recourse notes. Sales, syndications or securitizations of our portfolio investments might magnify our exposure to losses on those portfolio investments because the retained subordinate interest in any particular overall loan would be subordinate to the loan components sold and we would, therefore, absorb all losses sustained with respect to the overall loan before the owners of the senior notes experience any losses with respect to the loan in question.

5)	Unsecured Senior Notes: We issue senior notes, some of which are convertible, to finance certain operating and investing activities of the Company. These senior notes accrue interest at fixed interest rates and vary in tenure. Refer to Note 11 to the Consolidated Financial Statements for further discussion.

6)	Federal Home Loan Bank Financing: As a member of the FHLB of Chicago, we had the ability to borrow funds from the FHLB of Chicago at both fixed and variable rates to finance eligible collateral, which included residential loans. This facility expired in February 2021.

Secured Borrowings

The following table is a summary of our secured borrowings as of December 31, 2020 (dollars in thousands):

						Pledged						Approved
					Weighted	Asset		Maximum				but	Unallocated
	Current		Extended		Average	Carrying		Facility		Outstanding		Undrawn	Financing
	Maturity		Maturity (a)		Pricing	Value		Size		Balance		Capacity (b)	Amount (c)
Repurchase Agreements:
Commercial Loans	May 2021 to Aug 2025	(d)	May 2023 to Mar 2029	(d)	(e)	$7,154,627		$8,783,716	(f)	$4,878,939		$112,355	$3,792,422
Residential Loans	Jun 2022 to Oct 2023		N/A		LIBOR + 2.64%	36,465		750,000		22,590		—	727,410
Infrastructure Loans	Feb 2022		N/A		LIBOR + 2.00%	278,174		500,000		232,961		—	267,039
Conduit Loans	Feb 2021 to Jun 2023		Feb 2022 to Jun 2024		LIBOR + 2.10%	76,613		350,000		53,554		—	296,446
CMBS/RMBS	Jan 2021 to Oct 2030	(g)	Dec 2021 to Apr 2031	(g)	(h)	1,116,212		770,656		620,763	(i)	—	149,893
Total Repurchase Agreements						8,662,091		11,154,372		5,808,807		112,355	5,233,210
Other Secured Financing:
Borrowing Base Facility	Apr 2022		Apr 2024		LIBOR + 2.25%	56,127		650,000	(j)	43,014		—	606,986
Commercial Financing Facility	Mar 2022		Mar 2029		GBP LIBOR + 1.75%	100,714		81,218		81,218		—	—
Residential Financing Facility	Sep 2022		Sep 2025		3.50%	298,008		250,000		215,024		—	34,976
Infrastructure Acquisition Facility	Sep 2021		Sep 2022		(k)	575,193		571,690		467,450		—	104,240
Infrastructure Financing Facilities	Jul 2022 to Oct 2022		Oct 2024 to Jul 2027		LIBOR +2.06%	663,702		1,250,000		538,645		—	711,355
Property Mortgages - Fixed rate	Nov 2024 to Aug 2052	(l)	N/A		4.00%	1,280,300		1,077,572		1,077,528		—	44
Property Mortgages - Variable rate	Nov 2021 to Jul 2030		N/A		(m)	938,979		986,200		960,903		—	25,297
Term Loan and Revolver	(n)		N/A		(n)	N/A	(n)	765,000		645,000		120,000	—
FHLB	Feb 2021		N/A		2.06%	598,027		400,000		396,000		—	4,000
Collateralized Loan Obligation	Jul 2038		N/A		LIBOR + 1.34%	1,099,439		936,375		936,375		—	—
Total Other Secured Financing						5,610,489		6,968,055		5,361,157		120,000	1,486,898
						$14,272,580		$18,122,427		$11,169,964		$232,355	$6,720,108
Unamortized net discount										(13,569)
Unamortized deferred financing costs										(79,651)
										$11,076,744
(a)	Subject to certain conditions as defined in the respective facility agreement.

(b)	Approved but undrawn capacity represents the total draw amount that has been approved by the lenders related to those assets that have been pledged as collateral, less the drawn amount.

(c)	Unallocated financing amount represents the maximum facility size less the total draw capacity that has been approved by the lenders.

(d)	For certain facilities, borrowings collateralized by loans existing at maturity may remain outstanding until such loan collateral matures, subject to certain specified conditions.

(e)	Certain facilities with an outstanding balance of $1.5 billion as of December 31, 2020 are indexed to GBP LIBOR and EURIBOR. The remainder have a weighted average rate of LIBOR + 2.03%.

(f)	The aggregate initial maximum facility size of $8.8 billion may be increased at our option, subject to certain conditions. This amount includes such upsizes.

(g)	Certain facilities with an outstanding balance of $271.0 million as of December 31, 2020 carry a rolling 11-month or 12-month term which may reset monthly or quarterly with the lender's consent. These facilities carry no maximum facility size.

(h)	A facility with an outstanding balance of $212.2 million as of December 31, 2020 has a weighted average fixed annual interest rate of 3.29%. All other facilities are variable rate with a weighted average rate of LIBOR + 1.80%.

(i)	Includes: (i) $212.2 million outstanding on a repurchase facility that is not subject to margin calls; and (ii) $41.3 million outstanding on one of our repurchase facilities that represents the 49% pro rata share owed by a non-controlling partner in a consolidated joint venture (see Note 15 to the Consolidated Financial Statements).

(j)	The initial maximum facility size of $300.0 million may be increased to $650.0 million, subject to certain conditions.

(k)	Consists of an annual interest rate of the applicable currency benchmark index + 2.00%.

(l)	The weighted average maturity is 6.8 years as of December 31, 2020.

(m)	Includes a $600.0 million first mortgage and mezzanine loan secured by our Medical Office Portfolio. This debt has a weighted average interest rate of LIBOR + 2.07% that we swapped to a fixed rate of 3.34%. The remainder have a weighted average rate of LIBOR + 2.59%.

(n)	Consists of: (i) a $645.0 million term loan facility that matures in July 2026, of which $395.0 million has an annual interest rate of LIBOR + 2.50% and $250.0 million has an annual interest rate of LIBOR + 3.50%, subject to a 75 bps LIBOR floor, and (ii) a $120.0 million revolving credit facility that matures in July 2024 with an annual interest rate of LIBOR + 3.00%. These facilities are secured by the equity interests in certain of our subsidiaries which totaled $4.0 billion as of December 31, 2020.

Refer to Note 10 to the Consolidated Financial Statements for a detailed discussion of new secured credit facilities and amendments to existing credit facilities entered into during the year ended December 31, 2020.

Variance between Average and Quarter-End Credit Facility Borrowings Outstanding

The following tables compare the average amount outstanding under our secured financing agreements during each quarter and the amount outstanding as of the end of each quarter, together with an explanation of significant variances (amounts in thousands):

		Weighted-Average		Explanations
	Quarter-End	Balance During		for Significant
Quarter Ended	Balance	Quarter	Variance	Variances
March 31, 2020	10,714,680	10,194,276	520,404	(a)
June 30, 2020	9,858,371	10,218,089	(359,718)	(b)
September 30, 2020	10,638,537	10,151,695	486,842	(c)
December 31, 2020	11,169,964	10,945,199	224,765	(d)
(a)	Variance primarily due to the following: (i) drawing on all available credit facilities at quarter end and (ii) borrowings on two new lending facilities.

(b)	Variance primarily due to the late quarter timing of a residential loan securitization, which resulted in a $387.4 million paydown of the FHLB facility, partially offset by the late quarter timing of the refinancing of our Woodstar I Portfolio, which resulted in net additional borrowings of $100.1 million.

(c)	Variance primarily due to the following: (i) late quarter timing of conduit loan fundings and (ii) the closing of a large European loan pledged to two commercial credit facilities.

(d)	Variance primarily due to the following: (i) late quarter timing of fundings on commercial loan facilities and (ii) borrowings on the Residential Financing Facility.

		Weighted-Average		Explanations
	Quarter-End	Balance During		for Significant
Quarter Ended	Balance	Quarter	Variance	Variances
March 31, 2019	$9,305,605	$9,766,206	$(460,601)	(a)
June 30, 2019	9,359,610	9,503,479	(143,869)	(b)
September 30, 2019	9,266,704	9,116,755	149,949	(c)
December 31, 2019	9,936,500	9,535,839	400,661	(d)

(a)	Variance primarily due to the late quarter timing of commercial loan sales and loan repayments, all of which resulted in paydowns of the corresponding credit facilities which financed these assets.

(b)	Variance primarily due to loan repayments on the Infrastructure Acquisition Facility and Commercial Loans repurchase facilities.

(c)	Variance primarily due to the net increase in debt related to the CLO issuance in August 2019.

(d)	Variance primarily due to the late quarter timing of fundings on commercial loan facilities and borrowings on a new Infrastructure Financing Facility.

Borrowings under Unsecured Senior Notes

During the years ended December 31, 2020 and 2019, the weighted average effective borrowing rate on our unsecured senior notes was 5.0% and 4.9%, respectively. The effective borrowing rate includes the effects of underwriter purchase discount and the adjustment for the conversion option on the convertible notes, the initial value of which reduced the balance of the notes.

Refer to Note 11 to the Consolidated Financial Statements for further disclosure regarding the terms of our unsecured senior notes.

Scheduled Principal Repayments on Investments and Overhang on Financing Facilities

The following scheduled and/or projected principal repayments on our investments were based on amounts outstanding and extended contractual maturities of those investments as of December 31, 2020. The projected and/or required repayments of financing were based on the earlier of (i) the extended contractual maturity of each credit facility or (ii) the extended contractual maturity of each of the investments that have been pledged as collateral under the respective credit facility (amounts in thousands):

	Scheduled Principal	Scheduled/Projected	Projected/Required		Scheduled Principal
	Repayments on Loans	Principal Repayments	Repayments of		Inflows Net of
	and HTM Securities	on RMBS and CMBS	Financing		Financing Outflows
First Quarter 2021	532,161	7,293	(680,127)	(a)	(140,673)
Second Quarter 2021	485,580	14,319	(92,045)		407,854
Third Quarter 2021	78,223	7,172	(15,012)		70,383
Fourth Quarter 2021	95,389	6,393	(1,046,017)	(b)	(944,235)
Total	$1,191,353	$35,177	$(1,833,201)		$(606,671)
(a)	$396.0 million represents borrowings with the FHLB associated with our residential loans, most of which are intended for securitization. These borrowings were repaid in the first quarter of 2021 and the loans were transitioned to alternate facilities.

(b)	$700.0 million represents the maturity of our Senior Notes due December 2021.

In the normal course of business, the Company is in discussions with its lenders to extend or amend any financing facilities which contain near term expirations.

Issuances of Equity Securities

We may raise funds through capital market transactions by issuing capital stock. There can be no assurance, however, that we will be able to access the capital markets at any particular time or on any particular terms. We have authorized 100,000,000 shares of preferred stock and 500,000,000 shares of common stock. At December 31, 2020, we had 100,000,000 shares of preferred stock available for issuance and 215,357,090 shares of common stock available for issuance.

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

Repurchases of Equity Securities and Convertible Senior Notes

In February 2020, our board of directors authorized the repurchase of up to $400.0 million of our outstanding common shares and convertible senior notes over a period of one year. Purchases made pursuant to the program are made in either the open market or in privately negotiated transactions from time to time as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases are discretionary and are subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. During the year ended December 31, 2020, we repurchased $33.8 million of common stock and no convertible senior notes under the repurchase program. As of December 31, 2020, we have $366.2 million of remaining capacity to repurchase common stock and/or convertible senior notes under the repurchase program.

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

The tax treatment for our aggregate distributions per share of common stock paid with respect to the 2020 tax year is as follows:

			Ordinary	Taxable
		Per Share	Taxable	Qualified	Capital Gain	Unrecaptured	Nondividend	Section 199A
Record Date	Payable Date	Dividend Paid	Dividends	Dividends	Distribution	1250 Gain	Distributions	Dividends
12/31/2019	1/15/2020	$0.4721	$0.3800	$0.0482	$0.0149	$0.0015	$0.0772	$0.3318
3/31/2020	4/15/2020	0.4800	0.3864	0.0490	0.0151	0.0015	0.0785	0.3374
6/30/2020	7/15/2020	0.4800	0.3864	0.0490	0.0151	0.0015	0.0785	0.3374
9/30/2020	10/15/2020	0.4800	0.3864	0.0490	0.0151	0.0015	0.0785	0.3374
		$1.9121	$1.5392	$0.1952	$0.0602	$0.0060	$0.3127	$1.3440

The fourth quarter dividend paid in January of 2021 will be treated as a 2021 dividend for federal tax purposes.

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

The amount of leverage we deploy for particular investments in our target assets depends upon our Manager’s assessment of a variety of factors, which may include the anticipated liquidity and price volatility of the assets in our investment portfolio, the potential for losses and extension risk in our portfolio, the gap between the duration of our assets and liabilities, including hedges, the availability and cost of financing the assets, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. and European economy and commercial, residential and infrastructure markets, our outlook for the level, slope and volatility of interest rates, the credit quality of our assets, the collateral underlying our assets and our outlook for asset spreads relative to the LIBOR curve. Our secured debt agreements contain customary affirmative and negative covenants, including financial covenants, that in some cases restrict our total leverage (as defined therein). As of December 31, 2020, we were in compliance with all such covenants.

Contractual Obligations and Commitments

Contractual obligations as of December 31, 2020 are as follows (amounts in thousands):

		Less than				More than
	Total	1 year		1 to 3 years	3 to 5 years	5 years
Secured financings (a)	$10,233,589	$816,447	(b)	$1,861,759	$4,631,225	$2,924,158
Collateralized loan obligations	936,375	—		—	—	936,375
Unsecured senior notes	1,750,000	700,000		550,000	500,000	—
Loan and preferred equity interest funding commitments (c)	1,341,939	890,976		439,513	11,450	—
Infrastructure Lending Segment commitments (d)	201,155	166,294		34,861	—	—
Future lease commitments (e)	29,507	7,022		3,499	3,535	15,451
Total	$14,492,565	$2,580,739		$2,889,632	$5,146,210	$3,875,984
(a)	Represents the contractual maturity of the respective credit facility, inclusive of available extension options. If investments that have been pledged as collateral repay earlier than the contractual maturity of the debt, the related portion of the debt would likewise require earlier repayment. Refer to Note 10 to the Consolidated Financial Statements for the expected maturities by year.

(b)	$396.0 million represents borrowings with the FHLB associated with our residential loans, most of which are intended for securitization. These borrowings were repaid in the first quarter of 2021 and the loans were transitioned to alternate facilities. $271.0 million represents borrowings under certain securities repurchase facilities that carry a rolling term.

(c)	Excludes $218.5 million of loan funding commitments in which management projects the Company will not be obligated to fund in the future due to repayments made by the borrower earlier than, or in excess of, expectations.

(d)	Represents contractual commitments of $121.6 million under revolvers and letters of credit and $79.6 million under delayed draw term loans

(e)	Does not include commitments under leases which have not yet commenced.

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

Credit Losses

Loans and Debt Securities Measured at Amortized Cost

As discussed in Note 2 to the Consolidated Financial Statements, ASC 326, Financial Instruments – Credit Losses, became effective for the Company on January 1, 2020. ASC 326 mandates the use of a current expected credit loss model (“CECL”) for estimating future credit losses of certain financial instruments measured at amortized cost, instead of the “incurred loss” credit model previously required under GAAP. The CECL model requires the consideration of possible credit losses over the life of an instrument as opposed to only estimating credit losses upon the occurrence of a discrete loss event under the previous “incurred loss” methodology. The CECL model applies to our loans held-for-investment (“HFI”) and our held-to-maturity (“HTM”) debt securities which are carried at amortized cost, including future funding commitments and accrued interest receivable related to those loans and securities.

As we do not have a history of realized credit losses on our HFI loans and HTM securities, we have subscribed to third party database services to provide us with historical industry losses for both commercial real estate and infrastructure loans. Using these losses as a benchmark, we determine expected credit losses for our loans and securities on a collective basis within our commercial real estate and infrastructure portfolios. Such determination also incorporates significant assumptions and estimates regarding, among other things, prepayments, future fundings and economic forecasts. See Note 5 to the Consolidated Financial Statements for further discussion of our methodologies.

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

Significant judgment is required when estimating future credit losses; therefore, actual results over time could be materially different. As of December 31, 2020, we held $11.6 billion of loans and HTM securities measured at amortized cost with expected future funding commitments of $1.4 billion. We recognized a credit loss provision of $43.2 million during the year ended December 31, 2020 and the related credit loss allowance was $89.2 million.

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

Significant judgment is required when estimating expected cash flows used in determining the credit loss allowance for AFS debt securities; therefore, actual results over time could be materially different. As of December 31, 2020, we held $167.3 million of AFS debt securities. We did not recognize any provision for credit losses with respect to our AFS debt securities during the year ended December 31, 2020 and there was no related credit loss allowance as of December 31, 2020.

Valuation of Financial Assets and Liabilities Carried at Fair Value

We measure our VIE assets and liabilities, mortgage-backed securities, derivative assets and liabilities, domestic servicing rights intangible asset and any assets or liabilities where we have elected the fair value option at fair value. When actively quoted observable prices are not available, we either use implied pricing from similar assets and liabilities or valuation models based on net present values of estimated future cash flows, adjusted as appropriate for liquidity, credit, market and/or other risk factors. See Note 20 to the Consolidated Financial Statements for details regarding the various methods and inputs we use in measuring the fair value of our financial assets and liabilities. As of December 31, 2020, we had $65.5 billion and $62.8 billion of financial assets and liabilities, respectively, that are measured at fair value, including $64.2 billion of VIE assets and $62.8 billion of VIE liabilities we consolidate pursuant to ASC 810.

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

Goodwill Impairment

Our goodwill at December 31, 2020 of $259.8 million represents the excess of consideration transferred over the fair value of net assets acquired in connection with the acquisitions of LNR in April 2013 and the Infrastructure Lending Segment in September 2018 and October 2018. In testing goodwill for impairment, we follow ASC 350, Intangibles—Goodwill and Other, which permits a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying value including goodwill. If the qualitative assessment determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying value including goodwill, then no impairment is determined to exist for the reporting unit. However, if the qualitative assessment determines that it is more likely than not that the fair value of the reporting unit is less than its carrying value including goodwill, or we choose not to perform the qualitative assessment, then we compare the fair value of that reporting unit with its carrying value, including goodwill, in a quantitative assessment. If the carrying value of a reporting unit exceeds its fair value, goodwill is considered impaired with the impairment loss measured as the excess of the reporting unit’s carrying value (inclusive of goodwill) over its fair value.

Based on our qualitative assessment during the fourth quarter of 2020, we believe that the Investing and Servicing Segment reporting unit to which the LNR acquisition goodwill was attributed is not currently at risk of failing a quantitative assessment. This qualitative assessment required judgment to be applied in evaluating the effects of multiple factors, including actual and projected financial performance of the reporting unit, macroeconomic conditions, industry and market conditions, and relevant entity specific events in determining whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill.

Based on our quantitative assessment during the fourth quarter of 2020, we determined that the fair value of the Infrastructure Lending Segment reporting unit to which goodwill is attributed exceeded its carrying value including goodwill. This quantitative assessment required judgment to be applied in determining the fair value of our equity in the Infrastructure Lending Segment, which included estimates of future cash flows, terminal equity multiple and market discount rate.

Property Impairment

We review properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability is determined by comparing the carrying amount of the property to the undiscounted future net cash flows it is expected to generate. If such carrying amount exceeds the expected undiscounted future net cash flows, we adjust the carrying amount of the property to its estimated fair value. The estimation of future net cash flows and fair values of our properties involves significant judgments by our management, and changes to these judgments could significantly impact our reported results of operations. As of December 31, 2020, we held properties with a carrying value of $2.3 billion, none of which we determined were impaired at any point during the year ended December 31, 2020.

Impairment of Investments in Unconsolidated Entities

Investments in unconsolidated entities are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or each reporting period for certain other investments accounted for under the fair value practicability election. An impairment loss is measured based on the excess of the carrying amount of an investment over its estimated fair value. Impairment analyses are based on current plans, intended holding periods, estimated fair values of underlying assets and available information at the time the analyses are prepared. As of December 31, 2020, we held investments in unconsolidated entities with a carrying value of $108.1 million. Although we did not record any impairment losses during the years ended December 31, 2020 or 2018, we did record an impairment loss of $71.9 million as of December 31, 2019 in connection with our equity method investment in the Retail Fund based on our estimated fair values of the underlying assets.

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

We seek to further manage credit risk associated with our Investing and Servicing Segment loans held-for-sale through the purchase of credit index instruments. The following table presents our credit index instruments as of December 31, 2020 and December 31, 2019 (dollars in thousands):

	Face Value of	Aggregate Notional Value of	Number of
	Loans Held-for-Sale	Credit Index Instruments	Credit Index Instruments
December 31, 2020	$90,789	$69,000	4
December 31, 2019	$160,635	$89,000	5

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

As discussed above, our asset management team reviews our investment portfolios and is in regular contact with our borrowers, monitoring performance of the collateral and enforcing our rights as necessary. We have utilized these relationships to address the potential impacts of the COVID-19 pandemic on the assets which secure our loans, particularly hospitality assets. Some of our borrowers have indicated that due to the impact of the COVID-19 pandemic, they will be unable to timely execute their business plans, have had to temporarily close their businesses, or have experienced other negative business consequences which have led to cash flow pressures at the underlying properties. In some cases, these borrowers have requested temporary interest deferral or forbearance, or other modifications of their loans.

Discussions we have had with our borrowers and tenants have addressed potential near-term defensive loan or lease modifications, which have included repurposing of reserves, temporary deferrals of interest, or performance test or covenant waivers on loans collateralized by assets directly impacted by the COVID-19 pandemic.

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

Interest Rate Risk

Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. We are subject to interest rate risk in connection with our investments and the related financing obligations. In general, we seek to match the interest rate characteristics of our investments with the interest rate characteristics of any related financing obligations such as repurchase agreements, bank credit facilities, term loans, revolving facilities and securitizations. In instances where the interest rate characteristics of an investment and the related financing obligation are not matched, we mitigate such interest rate risk through the utilization of interest rate derivatives of the same duration. The following table presents financial instruments where we have utilized interest rate derivatives to hedge interest rate risk and the related interest rate derivatives as of December 31, 2020 and 2019 (dollars in thousands):

		Aggregate Notional
	Face Value of	Value of Interest	Number of Interest
	Hedged Instruments	Rate Derivatives	Rate Derivatives
Instrument hedged as of December 31, 2020
Loans held-for-sale	$911,596	$557,000	25
RMBS, available-for-sale	252,738	421,000	4
CMBS, fair value option	125,985	71,000	2
HTM debt securities	16,554	16,554	1
Secured financing agreements	1,008,909	1,633,357	24
Unsecured senior notes	500,000	470,000	1
	$2,815,782	$3,168,911	57
Instrument hedged as of December 31, 2019
Loans held-for-investment, residential	$654,925	$169,200	8
Loans held-for-sale	747,779	344,900	24
RMBS, available-for-sale	278,853	85,000	2
HTM debt securities	18,784	18,784	1
Secured financing agreements	693,496	1,423,881	14
Unsecured senior notes	1,000,000	970,000	2
	$3,393,837	$3,011,765	51

The following table summarizes the estimated annual change in net investment income for our variable rate investments and our variable rate debt assuming increases or decreases in LIBOR or other applicable index rates and adjusted for the effects of our interest rate hedging activities (amounts in thousands, except per share data):

	Variable rate
	investments and	1.0%	0.5%	0.5%	1.0%
Income (Expense) Subject to Interest Rate Sensitivity	indebtedness (1)	Increase	Increase	Decrease	Decrease
Investment income from variable rate investments	$11,039,970	$41,576	$16,421	$(3,718)	$(3,845)
Interest expense from variable rate debt, net of interest rate derivatives	(7,367,118)	(76,734)	(36,921)	7,351	5,373
Net investment income from variable rate instruments	$3,672,852	$(35,158)	$(20,500)	$3,633	$1,528
Impact per diluted shares outstanding		$(0.12)	$(0.07)	$0.01	$0.01
(1)Includes the notional value of interest rate derivatives.

LIBOR Transition Risk

In July 2017, the United Kingdom’s Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. However, for U.S. dollar LIBOR, it now appears that the relevant date may be deferred to June 30, 2023. Regulators emphasized that, despite any continued publication of U.S. dollar LIBOR through June 30, 2023, no new contracts using U.S. dollar LIBOR should be entered into after December 31, 2021. Moreover, the LIBOR administrator has indicated its intention to cease publication of non-U.S. dollar LIBOR after December 31, 2021. Although the foregoing may provide some sense of timing, there is currently no certainty regarding the future utilization of LIBOR or of any particular replacement rate (although the secured overnight financing (“SOFR”) rate has been proposed as an alternative to U.S. dollar LIBOR). As indicated in the Interest Rate Risk section above, a substantial portion of our loans, investment securities, borrowings and interest rate derivatives are indexed to LIBOR or similar reference rates. Market participants anticipate that financial instruments tied to LIBOR will require transition to an alternative reference rate if LIBOR is no longer available. Our LIBOR-based loan agreements and borrowing arrangements generally specify alternative reference rates such as the prime rate, federal funds rate or SOFR. The potential effect of the discontinuation of LIBOR on our interest income and expense cannot yet be determined and any changes to benchmark interest rates could increase our financing costs and/or result in mismatches between the interest rates of our investments and the corresponding financings.

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

The following table represents our current currency hedge exposure as it relates to our investments denominated in foreign currencies, along with the aggregate notional amount of the hedges in place (amounts in thousands except for number of contracts) using the December 31, 2020 GBP closing rate of 1.3673, Euro (“EUR”) closing rate of 1.2217 and AUD closing rate of 0.7694:

Carrying Value of Net Investment	Local Currency	Number of Foreign Exchange Contracts	Aggregate Notional Value of Hedges Applied	Expiration Range of Contracts
$19,496	GBP	8	$28,251	January 2021 – December 2023
28,042	EUR	93	24,863	January 2021 – January 2022
33,487	GBP	1	38,879	July 2023
87,375	GBP	22	89,375	January 2021 – April 2022
63,889	EUR	41	68,503	February 2021 – March 2023
49,144	GBP	7	936	February 2021 – May 2024
28,915	GBP	12	38,912	April 2021 – January 2024
5,700	GBP	3	6,942	April 2021 – October 2021
29,520	EUR	42	31,904	February 2021 – August 2022
116,335	GBP	35	156,952	January 2021 – January 2024
68,029	GBP	18	70,982	April 2021 – August 2021
6,064	EUR	7	7,264	February 2021 – July 2022
12,428	GBP	7	14,862	February 2021 – July 2022
3,843	AUD	1	4,357	August 2021
25,716	EUR	22	32,145	February 2021 – June 2023
39,865	EUR	10	61,882	February 2021 – November 2022
42,576	EUR	24	52,237	March 2021 – November 2025
11,789	EUR	6	15,471	February 2021 – November 2023
1,265	GBP	15	63,760	February 2021 – May 2024
61,330	GBP	16	69,277	February 2021 – November 2021
113,650	AUD	15	122,748	November 2021 – June 2022
16,402	EUR	12	18,693	June 2022 – December 2022
11,247	GBP	6	13,513	March 2021 – April 2022
$876,107		423	$1,032,708

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Starwood Property Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Starwood Property Trust, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2020 the Company has changed its method of accounting for expected credit losses due to the adoption of Accounting Standards Codification Topic 326, Financial Instruments − Credit Losses.

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

Investment Securities - Valuation of Level III Residential Mortgage Backed Securities and Commercial Mortgage Backed Securities — Refer to Notes 6 and 20 to the consolidated financial statements

Critical Audit Matter Description

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

/s/ DELOITTE & TOUCHE LLP
Miami, Florida February 25, 2021 We have served as the Company's auditor since 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of

Starwood Property Trust, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Starwood Property Trust. Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 25, 2021, expressed an unqualified opinion on those financial statements and financial statement schedules and included an explanatory paragraph regarding the Company’s adoption of Accounting Standards Codification Topic 326, Financial Instruments – Credit Losses.

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

February 25, 2021

Starwood Property Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except share data)

	As of December 31,
	2020	2019
Assets:
Cash and cash equivalents	$563,217	$478,388
Restricted cash	158,945	95,643
Loans held-for-investment, net of credit loss allowances of $77,444 and $33,415 ($90,684 and $671,572 held at fair value)	11,087,073	10,586,074
Loans held-for-sale ($932,295 and $764,622 held at fair value)	1,052,835	884,150
Investment securities, net of credit loss allowances of $5,675 and $0 ($198,053 and $239,600 held at fair value)	736,658	810,238
Properties, net	2,271,153	2,266,440
Intangible assets ($13,202 and $16,917 held at fair value)	70,117	85,700
Investment in unconsolidated entities	108,054	84,329
Goodwill	259,846	259,846
Derivative assets	40,555	28,943
Accrued interest receivable	95,980	64,087
Other assets	190,748	211,323
Variable interest entity (“VIE”) assets, at fair value	64,238,328	62,187,175
Total Assets	$80,873,509	$78,042,336
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$206,845	$212,006
Related-party payable	39,170	40,925
Dividends payable	137,959	137,427
Derivative liabilities	41,324	8,740
Secured financing agreements, net	10,146,190	8,906,048
Collateralized loan obligations, net	930,554	928,060
Unsecured senior notes, net	1,732,520	1,928,622
VIE liabilities, at fair value	62,776,371	60,743,494
Total Liabilities	76,010,933	72,905,322
Commitments and contingencies (Note 22)
Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Preferred stock, $0.01 per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 per share, 500,000,000 shares authorized, 292,091,601 issued and 284,642,910 outstanding as of December 31, 2020 and 287,380,891 issued and 282,200,751 outstanding as of December 31, 2019	2,921	2,874
Additional paid-in capital	5,209,739	5,132,532
Treasury stock (7,448,691 shares and 5,180,140 shares)	(138,022)	(104,194)
Accumulated other comprehensive income	43,993	50,932
Accumulated deficit	(629,733)	(381,719)
Total Starwood Property Trust, Inc. Stockholders’ Equity	4,488,898	4,700,425
Non-controlling interests in consolidated subsidiaries	373,678	436,589
Total Equity	4,862,576	5,137,014
Total Liabilities and Equity	$80,873,509	$78,042,336

Note: In addition to the VIE assets and liabilities which are separately presented, our consolidated balance sheets as of both December 31, 2020 and 2019 includes assets of $1.1 billion and liabilities of $0.9 billion related to a consolidated collateralized loan obligation (“CLO”), which is considered to be a VIE.  The CLO’s assets can only be used to settle obligations of the CLO, and the CLO’s liabilities do not have recourse to Starwood Property Trust, Inc. Refer to Note 15 for additional discussion of VIEs.

See notes to consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

(Amounts in thousands, except per share data)

	For the Year Ended December 31,
	2020	2019	2018
Revenues:
Interest income from loans	$751,943	$724,013	$620,543
Interest income from investment securities	54,412	76,629	56,839
Servicing fees	29,634	54,296	78,766
Rental income	297,828	337,966	349,684
Other revenues	2,338	3,515	3,448
Total revenues	1,136,155	1,196,419	1,109,280
Costs and expenses:
Management fees	127,127	119,132	129,455
Interest expense	419,763	508,729	408,188
General and administrative	157,874	155,112	136,132
Acquisition and investment pursuit costs	3,572	1,056	8,587
Costs of rental operations	117,676	122,982	127,068
Depreciation and amortization	94,405	113,322	132,649
Credit loss provision, net	43,153	7,126	34,821
Other expense	838	2,365	732
Total costs and expenses	964,408	1,029,824	977,632
Other income (loss):
Change in net assets related to consolidated VIEs	78,258	236,309	165,892
Change in fair value of servicing rights	(3,715)	(3,640)	(10,202)
Change in fair value of investment securities, net	5,393	833	10,345
Change in fair value of mortgage loans, net	133,124	71,601	40,522
Earnings (loss) from unconsolidated entities	37,317	(101,354)	10,540
Gain on sale of investments and other assets, net	7,310	188,028	59,044
(Loss) gain on derivative financial instruments, net	(82,178)	(6,310)	34,603
Foreign currency gain (loss), net	42,395	17,582	(9,245)
Total other-than-temporary impairment (“OTTI”)	—	(267)	—
Noncredit portion of OTTI recognized in other comprehensive income	—	267	—
Net impairment losses recognized in earnings	—	—	—
Loss on extinguishment of debt	(3,654)	(19,270)	(5,808)
Other income (loss), net	281	(207)	(812)
Total other income	214,531	383,572	294,879
Income before income taxes	386,278	550,167	426,527
Income tax provision	(20,197)	(13,232)	(15,330)
Net income	366,081	536,935	411,197
Net income attributable to non-controlling interests	(34,392)	(27,271)	(25,367)
Net income attributable to Starwood Property Trust, Inc.	$331,689	$509,664	$385,830

Earnings per share data attributable to Starwood Property Trust, Inc.:
Basic	$1.16	$1.81	$1.44
Diluted	$1.16	$1.79	$1.42

See notes to consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Amounts in thousands)

	For the Year Ended December 31,
	2020	2019	2018
Net income	$366,081	$536,935	$411,197
Other comprehensive loss (net change by component):
Cash flow hedges	—	—	(25)
Available-for-sale securities	(6,939)	(2,519)	(4,374)
Foreign currency translation	—	(5,209)	(6,865)
Other comprehensive loss	(6,939)	(7,728)	(11,264)
Comprehensive income	359,142	529,207	399,933
Less: Comprehensive income attributable to non-controlling interests	(34,392)	(27,271)	(25,367)
Comprehensive income attributable to Starwood Property Trust, Inc.	$324,750	$501,936	$374,566

See notes to consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Consolidated Statements of Equity

(Amounts in thousands, except share data)

								Total
								Starwood
							Accumulated	Property
	Common stock		Additional				Other	Trust, Inc.	Non-
		Par	Paid-in	Treasury Stock		Accumulated	Comprehensive	Stockholders’	Controlling	Total
	Shares	Value	Capital	Shares	Amount	Deficit	Income	Equity	Interests	Equity
Balance, December 31, 2017	265,983,309	$2,660	$4,715,246	4,606,885	$(92,104)	$(217,312)	$69,924	$4,478,414	$100,787	$4,579,201
Proceeds from DRIP Plan	28,406	—	608	—	—	—	—	608	—	608
Equity offering costs	—	—	(22)	—	—	—	—	(22)	—	(22)
Conversion of 2019 Convertible Notes	12,407,081	124	238,760	—	—	—	—	238,884	—	238,884
Common stock repurchased	—	—	—	573,255	(12,090)	—	—	(12,090)	—	(12,090)
Share-based compensation	1,421,979	14	22,744	—	—	—	—	22,758	—	22,758
Manager fees paid in stock	998,917	10	20,782	—	—	—	—	20,792	—	20,792
Net income	—	—	—	—	—	385,830	—	385,830	25,367	411,197
Dividends declared, $1.92 per share	—	—	—	—	—	(517,516)	—	(517,516)	—	(517,516)
Other comprehensive loss, net	—	—	—	—	—	—	(11,264)	(11,264)	—	(11,264)
VIE non-controlling interests	—	—	—	—	—	—	—	—	(5,669)	(5,669)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	430,033	430,033
Distributions to non-controlling interests	—	—	(2,962)	—	—	—	—	(2,962)	(253,442)	(256,404)
Sale of controlling interest in majority owned property asset	—	—	—	—	—	—	—	—	(319)	(319)
Balance, December 31, 2018	280,839,692	$2,808	$4,995,156	5,180,140	$(104,194)	$(348,998)	$58,660	$4,603,432	$296,757	$4,900,189
Proceeds from DRIP Plan	33,454	—	767	—	—	—	—	767	—	767
Redemption of Class A Units	974,176	10	21,060	—	—	—	—	21,070	(21,070)	—
Equity offering costs	—	—	(27)	—	—	—	—	(27)	—	(27)
Conversion of 2019 Convertible Notes	3,611,918	36	67,526	—	—	—	—	67,562	—	67,562
Share-based compensation	1,387,346	15	36,140	—	—	—	—	36,155	—	36,155
Manager fees paid in stock	534,305	5	11,910	—	—	—	—	11,915	—	11,915
Net income	—	—	—	—	—	509,664	—	509,664	27,271	536,935
Dividends declared, $1.92 per share	—	—	—	—	—	(542,385)	—	(542,385)	—	(542,385)
Other comprehensive loss, net	—	—	—	—	—	—	(7,728)	(7,728)	—	(7,728)
VIE non-controlling interests	—	—	—	—	—	—	—	—	(2,808)	(2,808)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	186,397	186,397
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(49,958)	(49,958)
Balance, December 31, 2019	287,380,891	$2,874	$5,132,532	5,180,140	$(104,194)	$(381,719)	$50,932	$4,700,425	$436,589	$5,137,014
Cumulative effect of credit loss accounting standard effective January 1, 2020	—	—	—	—	—	(32,286)	—	(32,286)	—	(32,286)
Proceeds from DRIP Plan	71,776	1	1,097	—	—	—	—	1,098	—	1,098
Redemption of Class A Units	409,712	4	8,960	—	—	—	—	8,964	(10,273)	(1,309)
Equity offering costs	—	—	(95)	—	—	—	—	(95)	—	(95)
Common stock repurchased	—	—	—	2,268,551	(33,828)	—	—	(33,828)	—	(33,828)
Share-based compensation	1,807,990	18	31,223	—	—	—	—	31,241	—	31,241
Manager fees paid in stock	2,421,232	24	36,022	—	—	—	—	36,046	—	36,046
Net income	—	—	—	—	—	331,689	—	331,689	34,392	366,081
Dividends declared, $1.92 per share	—	—	—	—	—	(547,417)	—	(547,417)	—	(547,417)
Other comprehensive loss, net	—	—	—	—	—	—	(6,939)	(6,939)	—	(6,939)
VIE non-controlling interests	—	—	—	—	—	—	—	—	(2,178)	(2,178)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	13,351	13,351
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(98,203)	(98,203)
Balance, December 31, 2020	292,091,601	$2,921	$5,209,739	7,448,691	$(138,022)	$(629,733)	$43,993	$4,488,898	$373,678	$4,862,576

See notes to consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the Year Ended December 31,
	2020	2019	2018
Cash Flows from Operating Activities:
Net income	$366,081	$536,935	$411,197
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of deferred financing costs, premiums and discounts on secured borrowings	40,131	36,088	27,832
Amortization of discounts and deferred financing costs on unsecured senior notes	7,939	7,760	11,785
Accretion of net discount on investment securities	(12,818)	(11,791)	(15,253)
Accretion of net deferred loan fees and discounts	(42,199)	(35,387)	(38,099)
Share-based compensation	31,241	36,155	22,758
Manager fees paid in stock	36,046	11,915	20,792
Change in fair value of investment securities	(5,393)	(833)	(10,345)
Change in fair value of consolidated VIEs	58,160	(67,798)	(17,408)
Change in fair value of servicing rights	3,715	3,640	10,202
Change in fair value of loans	(133,124)	(71,601)	(40,522)
Change in fair value of derivatives	88,544	11,441	(30,828)
Foreign currency (gain) loss, net	(42,395)	(17,582)	9,158
Gain on sale of investments and other assets	(7,310)	(188,028)	(59,044)
Impairment charges on properties and related intangibles	—	1,494	1,869
Credit loss provision, net	43,153	7,126	34,821
Depreciation and amortization	94,154	113,394	130,838
(Earnings) loss from unconsolidated entities	(37,317)	101,354	(10,540)
Distributions of earnings from unconsolidated entities	2,978	11,631	5,917
Loss on extinguishment of debt	3,654	19,270	5,808
Origination and purchase of loans held-for-sale, net of principal collections	(2,074,678)	(3,543,503)	(2,105,232)
Proceeds from sale of loans held-for-sale	2,802,118	3,177,640	2,246,989
Changes in operating assets and liabilities:
Related-party payable, net	(1,755)	(3,118)	1,674
Accrued and capitalized interest receivable, less purchased interest	(175,287)	(114,156)	(62,261)
Other assets	282	(29,787)	8,207
Accounts payable, accrued expenses and other liabilities	(372)	(5,458)	25,155
Net cash provided by (used in) operating activities	1,045,548	(13,199)	585,470
Cash Flows from Investing Activities:
Origination and purchase of loans held-for-investment	(3,133,196)	(5,473,399)	(4,428,891)
Proceeds from principal collections on loans	1,696,244	3,132,368	3,057,430
Proceeds from loans sold	504,231	1,141,411	835,849
Purchase and funding of investment securities	(22,408)	(98,258)	(492,400)
Proceeds from sales of investment securities	7,940	7,326	16,427
Proceeds from principal collections on investment securities	83,533	205,660	382,924
Infrastructure lending business combination	—	—	(2,158,553)
Proceeds from sales of real estate and related businesses, net of cash transferred	24,541	343,896	311,874
Purchases and additions to properties and other assets	(25,164)	(30,865)	(54,772)
Investment in unconsolidated entities	(3,133)	(18,055)	(3,100)
Proceeds from sale of interest in unconsolidated entities	10,313	—	—
Distribution of capital from unconsolidated entities	3,422	18,127	21,461
Payments for purchase or termination of derivatives	(74,801)	(42,835)	(29,581)
Proceeds from termination of derivatives	16,673	38,756	20,523
Net cash used in investing activities	(911,805)	(775,868)	(2,520,809)

See notes to consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

(Amounts in thousands)

	For the Year Ended December 31,
	2020	2019	2018
Cash Flows from Financing Activities:
Proceeds from borrowings	$7,100,563	$10,167,339	$9,412,715
Principal repayments on and repurchases of borrowings	(6,137,778)	(8,671,085)	(6,360,610)
Payment of deferred financing costs	(27,122)	(72,438)	(67,218)
Proceeds from common stock issuances	1,098	767	608
Payment of equity offering costs	(95)	(27)	(22)
Payment of dividends	(546,885)	(538,424)	(509,966)
Contributions from non-controlling interests	11,775	183,520	13,407
Distributions to non-controlling interests	(99,512)	(49,958)	(256,404)
Purchase of treasury stock	(33,828)	—	(12,090)
Issuance of debt of consolidated VIEs	187,494	184,540	102,474
Repayment of debt of consolidated VIEs	(522,348)	(373,155)	(410,453)
Distributions of cash from consolidated VIEs	79,921	45,642	92,283
Net cash provided by financing activities	13,283	876,721	2,004,724
Net increase in cash, cash equivalents and restricted cash	147,026	87,654	69,385
Cash, cash equivalents and restricted cash, beginning of year	574,031	487,865	418,273
Effect of exchange rate changes on cash	1,105	(1,488)	207
Cash, cash equivalents and restricted cash, end of year	$722,162	$574,031	$487,865
Supplemental disclosure of cash flow information:
Cash paid for interest	$379,949	$481,483	$337,605
Income taxes paid	11,369	11,284	10,900
Supplemental disclosure of non-cash investing and financing activities:
Dividends declared, but not yet paid	$138,075	$136,715	$133,237
Consolidation of VIEs (VIE asset/liability additions)	4,665,636	10,368,817	9,885,200
Deconsolidation of VIEs (VIE asset/liability reductions)	32,270	377,071	1,649,485
Reclassification of loans held-for-investment to loans held-for-sale	749,995	—	—
Reclassification of loans held-for-sale to loans held-for-investment	104,327	340,948	—
Transfer of loans from VIE assets to loans held-for-sale upon redemption of a consolidated RMBS trust	176,614	—	—
Net assets acquired through control, foreclosure or conversion to equity interest	71,488	53,278	—
Loan principal collections temporarily held at master servicer	34,601	44,426	—
Redemption of Class A Units for common stock	8,538	21,070	—
Contribution of Woodstar II Portfolio net assets from non-controlling interests	1,576	2,877	416,626
Assets of Ireland real estate subsidiary sold, net of cash	—	440,966	—
Liabilities of Ireland real estate subsidiary sold	—	360,049	—
Settlement of 2019 Convertible Notes in shares	—	75,525	271,243
Settlement of loans transferred as secured borrowings	—	74,692	—
Lease liabilities arising from obtaining right-of-use assets	—	9,626	—
Net assets acquired from consolidated VIEs	—	8,613	27,737
Fair value of assets acquired, net of cash and restricted cash	—	—	2,167,652
Fair value of liabilities assumed	—	—	9,099

See notes to consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2020

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

We have four reportable business segments as of December 31, 2020 and we refer to the investments within these segments as our target assets:

●	Real estate commercial and residential lending (the “Commercial and Residential Lending Segment”)—engages primarily in originating, acquiring, financing and managing commercial first mortgages, non-agency residential mortgages (“residential loans”), subordinated mortgages, mezzanine loans, preferred equity, commercial mortgage-backed securities (“CMBS”), residential mortgage-backed securities (“RMBS”) and other real estate and real estate-related debt investments in both the U.S. and Europe (including distressed or non-performing loans). Our residential loans are secured by a first mortgage lien on residential property and consist of non-agency residential mortgage loans that are not guaranteed by any U.S. Government agency or federally chartered corporation.

●	Infrastructure lending (the “Infrastructure Lending Segment”)—engages primarily in originating, acquiring, financing and managing infrastructure debt investments.

●	Real estate property (the “Property Segment”)—engages primarily in acquiring and managing equity interests in stabilized commercial real estate properties, including multifamily properties and commercial properties subject to net leases, that are held for investment.

●	Real estate investing and servicing (the “Investing and Servicing Segment”)—includes (i) a servicing business in the U.S. that manages and works out problem assets, (ii) an investment business that selectively acquires and manages unrated, investment grade and non-investment grade rated CMBS, including subordinated interests of securitization and resecuritization transactions, (iii) a mortgage loan business which originates conduit loans for the primary purpose of selling these loans into securitization transactions and (iv) an investment business that selectively acquires commercial real estate assets, including properties acquired from CMBS trusts.

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

The VIE liabilities initially represent investment securities on our balance sheet (pre-consolidation). Upon consolidation of these VIEs, our associated investment securities are eliminated, as is the interest income related to those securities. Similarly, the fees we earn in our roles as special servicer of the bonds issued by the consolidated VIEs or as collateral administrator of the consolidated VIEs are also eliminated. Finally, a portion of the identified servicing intangible associated with the eliminated fee streams is eliminated in consolidation.

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

For securitization VIEs in which we are determined to be the primary beneficiary, all of the underlying assets, liabilities and equity of the structures are recorded on our books, and the initial investment, along with any associated unrealized holding gains and losses, are eliminated in consolidation. Similarly, the interest income earned from these structures, as well as the fees paid by these trusts to us in our capacity as special servicer, are eliminated in consolidation. Further, a portion of the identified servicing intangible asset associated with the servicing fee streams, and the corresponding amortization or change in fair value of the servicing intangible asset, are also eliminated in consolidation.

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

We have elected the fair value option for certain eligible financial assets and liabilities of our consolidated securitization VIEs, residential loans held-for-investment, loans held-for-sale originated or acquired for future securitization and purchased CMBS issued by VIEs we could consolidate in the future. The fair value elections for VIE and securitization related items were made in order to mitigate accounting mismatches between the carrying value of the instruments and the related assets and liabilities that we consolidate at fair value. The fair value elections for residential loans held-for-investment were made in order to maintain consistency across all our residential loans. The fair value elections for mortgage loans held-for-sale were made due to the expected short-term holding period of these instruments.

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

Restricted Cash

Restricted cash includes cash and cash equivalents that are legally or contractually restricted as to withdrawal or usage and primarily includes (i) cash collateral associated with derivative financial instruments, (ii) loan payments received by our Infrastructure Lending Segment which are restricted by our lender and periodically applied, in part, to the outstanding balance of the Infrastructure Lending debt facility and (iii) funds held on behalf of borrowers and tenants.

Loans Held-for-Investment

Loans that are held for investment (“HFI”) are carried at cost, net of unamortized acquisition premiums or discounts, loan fees and origination costs, as applicable, and net of credit loss allowances as discussed below, unless we have elected to apply the fair value option at purchase.

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

Investment Securities

We designate our debt investment securities as held-to-maturity (“HTM”), available-for-sale (“AFS”), or trading depending on our investment strategy and ability to hold such securities to maturity. HTM debt securities where we have not elected to apply the fair value option are stated at cost plus any premiums or discounts, which are amortized or accreted through the consolidated statements of operations using the effective interest method. Debt securities we (i) do not hold for the purpose of selling in the near-term, or (ii) may dispose of prior to maturity, are classified as AFS and are carried at fair value in the accompanying financial statements. Unrealized gains or losses on AFS debt securities where we have not elected the fair value option are reported as a component of accumulated other comprehensive income (“AOCI”) in stockholders’ equity. Our HTM and AFS debt securities are also subject to credit loss allowances as discussed below.

Our only equity investment security is carried at fair value, with unrealized holding gains and losses recorded in earnings.

Credit Losses

Loans and Debt Securities Measured at Amortized Cost

ASC 326, Financial Instruments – Credit Losses, became effective for the Company on January 1, 2020. ASC 326 mandates the use of a current expected credit loss model (“CECL”) for estimating future credit losses of certain financial instruments measured at amortized cost, instead of the “incurred loss” credit model previously required under GAAP. The CECL model requires the consideration of possible credit losses over the life of an instrument as opposed to only estimating credit losses upon the occurrence of a discrete loss event under the previous “incurred loss”

methodology. The CECL model applies to our HFI loans and HTM debt securities which are carried at amortized cost, including future funding commitments and accrued interest receivable related to those loans and securities. However, as permitted by ASC 326, we have elected not to measure an allowance for credit losses on accrued interest receivable (which is classified separately on our consolidated balance sheet), but rather write off in a timely manner by reversing interest income and/or cease accruing interest that would likely be uncollectible. Our adoption of the CECL model resulted in a $32.3 million increase to our total allowance for credit losses, which was recognized as a cumulative-effect adjustment to accumulated deficit as of January 1, 2020.

As we do not have a history of realized credit losses on our HFI loans and HTM securities, we have subscribed to third party database services to provide us with historical industry losses for both commercial real estate and infrastructure loans. Using these losses as a benchmark, we determine expected credit losses for our loans and securities on a collective basis within our commercial real estate and infrastructure portfolios. See Note 5 for further discussion of our methodologies.

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

Available-for-Sale Debt Securities

Separate provisions of ASC 326 apply to our AFS debt securities, which are carried at fair value with unrealized gains and losses reported as a component of AOCI. We are required to establish an initial credit loss allowance for those securities that are purchased with credit deterioration (“PCD”) by grossing up the amortized cost basis of each security and providing an offsetting credit loss allowance for the difference between expected cash flows and contractual cash flows, both on a present value basis. As of the January 1, 2020 effective date, no such credit loss allowance gross-up was required on our AFS debt securities with PCD due to their individual unrealized gain positions as of that date.

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

Properties Held-For-Sale

Properties and any associated intangible assets are presented within properties held-for-sale on our consolidated balance sheet when the sale of the property is considered probable, at which time we cease depreciation and amortization of the property and the associated intangibles. Held-for-sale properties are reported at the lower of their carrying value or fair value less costs to sell. There were no properties held-for-sale at December 31, 2020 or 2019.

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

Leases

On January 1, 2019, ASC 842, Leases, became effective for the Company. ASC 842 establishes a right-of-use model for lessee accounting which results in the recognition of most leased assets and lease liabilities on the balance sheet of the lessee. Lessor accounting was not significantly affected by this ASC. We elected to apply the provisions of ASC 842 as of January 1, 2019 and not to retrospectively adjust prior periods presented. Such application did not result in any cumulative-effect adjustment as of January 1, 2019. We elected the “package of practical expedients” for transition purposes, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs for leases that commenced prior to January 1, 2019. We also elected not to apply the recognition provisions of ASC 842 to short-term leases, which have original lease terms of 12 months or less. As a lessor, we elected not to separate nonlease components, such as reimbursements from tenants for common area maintenance (“CAM”), from lease components for all classes of underlying assets, and continue to recognize such nonlease components ratably in rental income. We also elected to continue to exclude from rental income all sales, use and other similar taxes collected from lessees. As required by ASC 842, we no longer record as revenues and expenses lessor costs (such as property taxes) paid directly by the lessees. The application of ASC 842 has had no material effect on our consolidated financial statements, as all of our leases, as both lessor and lessee, are currently classified as operating leases, which are subject to essentially the same straight-line revenue and expense recognition as in the past. As a lessee, our only significant long-term lease as of January 1, 2019 resulted in the recognition of a $12.0 million lease liability and corresponding right-of-use asset, which are classified within “Accounts payable, accrued expenses and other liabilities” and “Other assets”, respectively, in our consolidated balance sheets as of December 31, 2020 and 2019.

Investment in Unconsolidated Entities

We own non-controlling equity interests in various privately-held partnerships and limited liability companies. Unless we elect the fair value option under ASC 825, we use the fair value practicability election described below to account for investments in which our interest is so minor that we have virtually no influence over the underlying investees. We use the equity method to account for all other non-controlling interests in partnerships and limited liability companies. Equity method investments are initially recorded at cost and subsequently adjusted for our share of income or loss, as well as contributions made or distributions received.

Our other equity investments set forth in Note 8 do not have readily determinable fair values. Therefore, we have elected the fair value practicability exception under ASC 321, Equity Securities, whereby we measure those investments within its scope at cost, less any impairment, plus or minus observable price changes from orderly transactions of identical or similar investments of the same issuer. Our investment in Federal Home Loan Bank (“FHLB”) stock, which is not within the scope of ASC 321, is carried at cost less any impairment.

We review our equity method and other investments not subject to the fair value practicability election for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For our investments under the fair value practicability election, we perform a qualitative assessment to identify impairment at the end of each reporting period. An impairment loss is measured based on the excess of the carrying amount of an investment over its estimated fair value. Impairment analyses are based on current plans, intended holding periods, estimated fair values of underlying assets and available information at the time the analyses are prepared.

Goodwill

Goodwill is not amortized, but rather tested for impairment annually or more frequently if events or changes in circumstances indicate potential impairment. Goodwill at December 31, 2020 represents the excess of the consideration paid over the fair value of net assets acquired in connection with the acquisitions of LNR Property LLC (“LNR”) in April 2013 and the Infrastructure Lending Segment in September 2018 and October 2018.

In testing goodwill for impairment, we follow ASC 350, Intangibles—Goodwill and Other, which permits a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying value including goodwill. If the qualitative assessment determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying value including goodwill, then no impairment is determined to exist for the reporting unit. However, if the qualitative assessment determines that it is more likely than not that the fair value of the reporting unit is less than its carrying value including goodwill, or we choose not to perform the qualitative assessment, then we compare the fair value of that reporting unit with its carrying value, including goodwill. ASU 2017-04, Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment, became effective for the Company on January 1, 2020. This ASU specifies that if the carrying value of a reporting unit exceeds its fair value, goodwill is considered impaired with the impairment loss measured as the excess of the reporting unit’s carrying value (inclusive of goodwill) over its fair value, eliminating the requirement that all assets and liabilities of the reporting unit be remeasured individually in connection with measurement of goodwill impairment.

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

Securitizations, Sales and Financing Arrangements

We periodically sell our financial assets, such as commercial mortgage loans, residential loans, CMBS, RMBS and other assets. In connection with these transactions, we may retain or acquire senior or subordinated interests in the related assets. Gains and losses on such transactions are recognized in accordance with ASC 860, Transfers and Servicing, which is based on a financial components approach that focuses on control. Under this approach, after a transfer of financial assets that meets the criteria for treatment as a sale—legal isolation, ability of transferee to pledge or exchange the transferred assets without constraint, and transferred control—an entity recognizes the financial assets it retains and any liabilities it has incurred, derecognizes the financial assets it has sold, and derecognizes liabilities when extinguished. We determine the gain or loss on sale of the assets by allocating the carrying value of the sold asset between the sold asset and the interests retained based on their relative fair values, as applicable. The gain or loss on sale is the difference between the cash proceeds from the sale and the amount allocated to the sold asset. If the sold asset is being accounted for pursuant to the fair value option, there is no gain or loss.

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

Effective July 1, 2018, we early adopted ASU 2018-07, Compensation – Stock Compensation (Topic 718) –Improvements to Nonemployee Share-Based Payment Accounting, which aligns the accounting for nonemployee share-

based compensation with the existing accounting model for employee share based compensation. Prior to our adoption of ASU 2018-07, nonemployee share awards were recognized as an expense on a straight-line basis over the vesting period of the award with the fair value of the award remeasured at each vesting date. After our adoption of ASU 2018-07, nonemployee share awards continue to be recorded as expense on a straight-line basis over their vesting period, however, the fair value of the award is only determined on the grant date and not remeasured at subsequent vesting dates, consistent with the accounting for employee share awards. For non-employee awards granted prior to our July 1, 2018 adoption date, the awards were remeasured at fair value as of our July 1, 2018 adoption date with no subsequent remeasurement.

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

Nearly all of the Company’s unvested RSUs and RSAs contain rights to receive non-forfeitable dividends and thus are participating securities. In addition, the non-controlling interests that are redeemable with our common stock are considered participating securities because they earn a preferred return indexed to the dividend rate on our common stock (see Note 17). Due to the existence of these participating securities, the two-class method of computing EPS is required, unless another method is determined to be more dilutive. Under the two-class method, undistributed earnings are reallocated between shares of common stock and participating securities. For the years ended December 31, 2020, 2019 and 2018, the two-class method resulted in the most dilutive EPS calculation.

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

The outbreak of COVID-19 beginning in the first quarter of 2020 has had, and is expected to continue to have, an adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. We believe the estimates and assumptions underlying our consolidated financial statements are reasonable and supportable based on the information available as of December 31, 2020. However, uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and our business in particular, makes any estimates and assumptions as of December 31, 2020 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results may ultimately differ from those estimates.

Recent Accounting Developments

On March 12, 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and on January 11, 2021, issued ASU 2021-01, Reference Rate Reform (Topic 848) – Scope, both of which provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference LIBOR or other reference rates expected to be discontinued because of reference rate reform. These ASUs are effective through December 31, 2022. The Company has not adopted any of the optional expedients or exceptions through December 31, 2020, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.

On August 5, 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40), which removes certain separation models for convertible debt instruments and convertible preferred stock that require the separation into a debt component and an equity or derivative component. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost and a convertible preferred stock will be accounted for as a single equity instrument measured at its historical cost, as long as no other features require bifurcation and recognition as derivatives and the convertible instruments are not issued with substantial premiums accounted for as paid-in capital. By removing those separation models, the interest rate of convertible debt instruments typically will be closer to the coupon interest rate. ASU 2020-06 also revises the derivative scope exception for contracts in an entity’s own equity and improves the consistency of EPS calculations. This ASU is effective for larger public business entities’ annual periods, and interim periods therein, beginning after December 15, 2021. Early application is permitted for fiscal years beginning after December 15, 2020. We expect to early adopt this ASU effective January 1, 2021 through the modified retrospective method of transition, resulting in a cumulative adjustment to our beginning stockholders’ equity components as of that date related to our outstanding Convertible Notes. We do not expect the application of this ASU, including the cumulative adjustment upon adoption, to materially impact our consolidated financial statements.

3. Acquisitions and Divestitures

Investing and Servicing Segment Property Portfolio

During the year ended December 31, 2019, our Investing and Servicing Segment acquired $8.6 million in net assets of a commercial real estate property from a CMBS trust for a gross purchase price of $8.8 million. This property, aggregated with the controlling interests in 14 remaining commercial real estate properties acquired from CMBS trusts prior to December 31, 2018 for an aggregate acquisition price of $207.4 million, comprise the Investing and Servicing Segment Property Portfolio (the “REIS Equity Portfolio”). During the year ended December 31, 2018, our Investing and Servicing Segment acquired $52.7 million in net assets of three commercial real estate properties from CMBS trusts for a gross purchase price of $53.1 million. During the year ended December 31, 2020, we had no acquisitions of commercial real estate property. When the properties are acquired from CMBS trusts that are consolidated as VIEs on our balance sheet, the acquisitions are reflected as repayment of debt of consolidated VIEs in our consolidated statements of cash flows.

During the year ended December 31, 2020, we sold a property within the REIS Equity Portfolio for $24.1 million. In connection with this sale, we recognized a gain of $7.4 million within gain on sale of investments and other assets in our consolidated statement of operations. During the year ended December 31, 2019, we sold four properties within the Investing and Servicing Segment for $145.9 million. In connection with these sales, we recognized a total gain of $59.7 million within gain on sale of investments and other assets in our consolidated statement of operations, of which $5.3 million was attributable to non-controlling interests. During the year ended December 31, 2018, we sold nine properties within the Investing and Servicing Segment for $77.9 million. In connection with these sales, we recognized a total gain of $26.6 million within gain on sale of investments and other assets in our consolidated statement of operations, of which $5.1 million was attributable to non-controlling interests. One of these properties was acquired by a third party which already held a $0.3 million non-controlling interest in the property.

Ireland Portfolio Sale

On December 23, 2019, we sold the U.S. entity which held the net assets related to our Ireland Portfolio, which was comprised of 11 office properties and one multifamily property all located in Dublin Ireland. The properties within the entity were sold for a gross purchase price of €530.0 million. After certain adjustments, including a €20.7 million tax withholding which was treated as a reduction of purchase price, the net purchase price was €507.6 million, plus estimated net working capital. In connection with the transaction, the buyer assumed our existing third party debt totaling €316.3 million. Our basis in these assets was €394.7 million, net of €67.5 million of accumulated depreciation. The resulting gain, after selling costs, was €108.0 (or $119.7) million. This amount was included within gain on sale of investments and other assets in our consolidated statement of operations for the year ended December 31, 2019.

Upon receipt of the net proceeds from the sale, we unwound all of our foreign currency hedges related to this portfolio, which had a fair value of $16.6 million at the unwind date.

There were no properties sold within the Ireland Portfolio during the years ended December 31, 2020 and 2018.

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

The 2018 Closing resulted in the Contributors receiving cash of $225.8 million, 7,403,731 Class A Units and rights to receive an additional 1,411,642 Class A Units if certain contingent events occur. In aggregate, the 2018 Closing and 2017 Closing have resulted in the Contributors receiving cash of $310.7 million, 10,183,505 Class A Units and rights to receive an additional 1,910,563 Class A Units if certain contingent events occur. During the years ended December 31, 2020, 2019 and 2018, we issued 62,323, 120,926 and 1,727,314, respectively, of the total 1,910,563 contingent Class A Units to the Contributors. During the years ended December 31, 2020 and 2019, redemptions of 493,318 and 974,176, respectively, of the Class A Units were received and settled in common stock or cash. No redemptions of Class A Units occurred during the year ended December 31, 2018. In consolidation, the issued Class A Units are reflected as non-controlling interests in consolidated subsidiaries on our consolidated balance sheets.

Since substantially all of the fair value of the properties acquired was concentrated in a group of similar identifiable assets, the Woodstar II Portfolio acquisitions were accounted for in accordance with the asset acquisition provisions of ASC 805.

Master Lease Portfolio

During the year ended December 31, 2018, we sold four retail properties and three industrial properties within the Master Lease Portfolio for $235.4 million, recognizing a gain on sale of $28.5 million within gain on sale of investments and other assets in our consolidated statement of operations. There were no properties sold within the Master Lease Portfolio during the years ended December 31, 2020 and 2019.

Purchase Price Allocations of Business Combinations

We applied the business combination provisions of ASC 805 in accounting for our acquisition of the Infrastructure Lending Segment. In doing so, we recorded all identifiable assets acquired and liabilities assumed at fair value as of the acquisition dates.

The following table summarizes the identified assets acquired and liabilities assumed as of the acquisition dates (amounts in thousands):

2018
Infrastructure
Assets acquired:	Lending Segment
Loans held-for-investment	$1,649,630
Loans held-for-sale	319,710
Investment securities	65,060
Accrued interest receivable	13,843
Total identifiable assets acquired	2,048,243
Liabilities assumed:
Accounts payable, accrued expenses and other liabilities	8,817
Derivative liabilities	282
Total liabilities assumed	9,099
Net assets acquired	$2,039,144

Goodwill represents the excess of the purchase price over the fair value of the underlying assets acquired and liabilities assumed. This determination of goodwill resulting from the Infrastructure Lending Segment acquisition is as follows (amounts in thousands):

2018
Infrastructure
Lending Segment
Purchase price	$2,158,553
Fair value of net assets acquired	2,039,144
Goodwill	$119,409

Pro Forma Operating Data (Unaudited)

The unaudited pro forma revenues and net income attributable to the Company for the year ended December 31, 2018, assuming the Infrastructure Lending Segment was acquired on January 1, 2018, are as follows (amounts in thousands, except per share amounts):

For the Year Ended
(Unaudited)	December 31, 2018
Revenues	$1,182,892
Net income attributable to STWD	392,505
Net income per share - Basic	1.47
Net income per share - Diluted	1.44

4. Restricted Cash

A summary of our restricted cash as of December 31, 2020 and 2019 is as follows (amounts in thousands):

	As of December 31,
	2020	2019
Cash collateral for derivative financial instruments	$89,323	$37,912
Cash restricted by lender	42,992	40,818
Funds held on behalf of borrowers and tenants	19,517	11,903
Other restricted cash	7,113	5,010
	$158,945	$95,643

5. Loans

Our loans held-for-investment are accounted for at amortized cost and our loans held-for-sale are accounted for at the lower of cost or fair value, unless we have elected the fair value option for either. The following tables summarize our investments in mortgages and loans as of December 31, 2020 and 2019 (dollars in thousands):

				Weighted
			Weighted	Average Life
	Carrying	Face	Average	(“WAL”)
December 31, 2020	Value	Amount	Coupon (1)	(years)(2)
Loans held-for-investment:
Commercial loans:
First mortgages (3)	$8,931,772	$8,978,373	5.3%	1.5
Subordinated mortgages (4)	71,185	72,257	8.8%	2.8
Mezzanine loans (3)	620,319	619,352	10.1%	1.6
Other	30,284	33,626	8.9%	1.8
Total commercial loans	9,653,560	9,703,608
Infrastructure first priority loans (5)	1,420,273	1,439,940	4.4%	4.3
Residential loans, fair value option (6)	90,684	86,796	6.0%	N/A	(7)
Total loans held-for-investment	11,164,517	11,230,344
Loans held-for-sale:
Residential, fair value option (6)	841,963	820,807	6.0%	N/A	(7)
Commercial, fair value option	90,332	90,789	3.9%	10.0
Infrastructure, lower of cost or fair value (5)	120,540	120,900	3.1%	3.2
Total loans held-for-sale	1,052,835	1,032,496
Total gross loans	12,217,352	$12,262,840
Credit loss allowances:
Commercial loans held-for-investment	(69,611)
Infrastructure loans held-for-investment	(7,833)
Total allowances	(77,444)
Total net loans	$12,139,908

December 31, 2019
Loans held-for-investment:
Commercial loans:
First mortgages (3)	$7,928,026	$7,962,788	5.8%	2.0
Subordinated mortgages (4)	75,724	77,055	8.8%	3.4
Mezzanine loans (3)	484,164	484,408	11.0%	1.9
Other	62,555	66,525	8.2%	1.6
Total commercial loans	8,550,469	8,590,776
Infrastructure first priority loans	1,397,448	1,416,164	5.6%	4.9
Residential loans, fair value option (6)	671,572	654,925	6.1%	N/A	(7)
Total loans held-for-investment	10,619,489	10,661,865
Loans held-for-sale:
Residential, fair value option (6)	605,384	587,144	6.2%	N/A	(7)
Commercial, fair value option	159,238	160,635	3.9%	10.0
Infrastructure, lower of cost or fair value	119,724	121,271	3.3%	2.1
Total loans held-for-sale	884,346	869,050
Total gross loans	11,503,835	$11,530,915
Credit loss allowances:
Commercial loans held-for-investment	(33,415)
Infrastructure loans held-for-investment	—
Total held-for-investment allowances	(33,415)
Infrastructure loans held-for-sale with a fair value allowance	(196)
Total allowances	(33,611)
Total net loans	$11,470,224

(1)	Calculated using LIBOR or other applicable index rates as of December 31, 2020 and 2019 for variable rate loans.

(2)	Represents the WAL of each respective group of loans as of the respective balance sheet date. The WAL of each individual loan is calculated using amounts and timing of future principal payments, as projected at origination or acquisition.

(3)	First mortgages include first mortgage loans and any contiguous mezzanine loan components because as a whole, the expected credit quality of these loans is more similar to that of a first mortgage loan. The application of this methodology resulted in mezzanine loans with carrying values of $877.3 million and $967.0 million being classified as first mortgages as of December 31, 2020 and 2019, respectively.

(4)	Subordinated mortgages include B-Notes and junior participation in first mortgages where we do not own the senior A-Note or senior participation. If we own both the A-Note and B-Note, we categorize the loan as a first mortgage loan.

(5)	During the year ended December 31, 2020, $104.3 million of infrastructure loans held-for-sale were reclassified into loans held-for-investment and $174.6 million of infrastructure loans held-for-investment were reclassified into loans held-for-sale.

(6)	During the year ended December 31, 2020, $575.3 million of residential loans held-for-investment were reclassified into loans held-for-sale. During the year ended December 31, 2019, $340.9 million of residential loans held-for-sale were reclassified into residential loans held-for-investment.

(7)	Residential loans have a weighted average remaining contractual life of 27.9 years and 29.3 years as of December 31, 2020 and 2019, respectively.

During the year ended December 31, 2018, the Company received distributions totaling $15.1 million from a profit participation in a mortgage loan that was repaid in 2016. The loan was secured by a retail and hospitality property located in the Times Square area of New York City. The profit participation is accounted for as a loan in accordance with the acquisition, development and construction accounting guidance within ASC 310-10, which resulted in distributions in excess of basis being recognized within interest income in our consolidated statements of operations. There were no distributions from profit participations received during the years ended December 31, 2020 and 2019.

As of December 31, 2020, our variable rate loans held-for-investment were as follows (dollars in thousands):

	Carrying	Weighted-average
December 31, 2020	Value	Spread Above Index
Commercial loans	$9,003,590	4.3%
Infrastructure loans	1,420,273	3.8%
Total variable rate loans held-for-investment	$10,423,863	4.2%

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

For our commercial loans, we utilize a loan loss model that is widely used among banks and commercial mortgage REITs and is marketed by a leading CMBS data analytics provider. It employs logistic regression to forecast expected losses at the loan level based on a commercial real estate loan securitization database that contains activity dating back to 1998. We provide specific loan-level inputs which include loan-to-stabilized-value (“LTV”) and debt service coverage ratio (DSCR) metrics, as well as principal balances, property type, location, coupon, origination year, term, subordination, expected repayment dates and future fundings. We also select from a group of independent five-year macroeconomic forecasts included in the model that are updated regularly based on current economic trends. We categorize the results by LTV range, which we consider the most significant indicator of credit quality for our commercial loans, as set forth in the credit quality indicator table below. A lower LTV ratio typically indicates a lower credit loss risk.

The macroeconomic forecasts do not differentiate among property types or asset classes. Instead, these forecasts reference general macroeconomic growth factors which apply broadly across all assets. However, the COVID-19 pandemic has had a more negative impact on certain property types, principally retail and hospitality, which have withstood extended government mandated closures, and more recently office, which is experiencing lower demand due to remote working arrangements. The broad macroeconomic forecasts do not account for such differentiation. Accordingly, we have selected a more adverse macroeconomic recovery forecast related to these property types in determining our credit loss allowance.

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

The significant credit quality indicators for our loans measured at amortized cost, which excludes loans held-for-sale, were as follows as of December 31, 2020 (dollars in thousands):

	Term Loans						Revolving Loans	Total	Credit
	Amortized Cost Basis by Origination Year						Amortized Cost	Amortized	Loss
As of December 31, 2020	2020	2019	2018	2017	2016	Prior	Total	Cost Basis	Allowance
Commercial loans:
Credit quality indicator:
LTV < 60%	$751,090	$1,087,183	$1,022,495	$1,062,362	$134,420	$267,650	$—	$4,325,200	$8,801
LTV 60% - 70%	301,225	1,640,009	1,625,379	36,581	53,482	39,195	—	3,695,871	24,842
LTV > 70%	399,968	632,292	312,640	141,002	—	75,340	—	1,561,242	19,946
Credit deteriorated	—	—	28,986	7,755	—	11,977	—	48,718	16,022
Defeased and other	—	—	—	—	—	22,529	—	22,529	—
Total commercial	$1,452,283	$3,359,484	$2,989,500	$1,247,700	$187,902	$416,691	$—	$9,653,560	$69,611
Infrastructure loans:
Credit quality indicator:
Power	$74,817	$222,733	$268,960	$109,604	$166,922	$211,795	$13,963	$1,068,794	$4,295
Oil and gas	—	244,769	101,677	—	—	—	5,033	351,479	3,538
Total infrastructure	$74,817	$467,502	$370,637	$109,604	$166,922	$211,795	$18,996	$1,420,273	$7,833
Residential loans held-for-investment, fair value option								90,684	—
Loans held-for-sale								1,052,835	—
Total gross loans								$12,217,352	$77,444

As of December 31, 2020, we had credit deteriorated commercial loans with an amortized cost basis of $48.7 million, of which $29.0 million had no credit loss allowance.  These loans were on nonaccrual status, with the cost recovery method of interest income recognition applied. In addition to these credit deteriorated loans, we had a $184.1 million commercial loan and $18.6 million of residential loans that were 90 days or greater past due at December 31, 2020. Any loans which are modified to provide for the deferral of interest are not considered past due and are accounted for in accordance with our revenue recognition policy on interest income.

The following table presents the activity in our credit loss allowance for funded loans and unfunded commitments (amounts in thousands):

	Funded Commitments Credit Loss Allowance
				Loans
	Loans Held-for-Investment			Held-for-Sale	Total
Year Ended December 31, 2020	Commercial		Infrastructure	Infrastructure	Funded Loans
Credit loss allowance at December 31, 2019	$33,415		$—	$196	$33,611
Cumulative effect of ASC 326 effective January 1, 2020	10,112		10,328	—	20,440
Credit loss provision (reversal), net	48,711		(2,495)	(125)	46,091
Charge-offs	(22,627)	(1)	—	(71)	(22,698)
Recoveries	—		—	—	—
Credit loss allowance at December 31, 2020	$69,611		$7,833	$—	$77,444
(1)	Primarily relates to the charge-off of the credit loss allowance relating to credit deteriorated first mortgage and contiguous mezzanine loans that were eliminated as a result of consolidating the net assets of the borrower entities upon exercising control over their pledged equity interests in October 2020.

	Unfunded Commitments Credit Loss Allowance (1)
	Loans Held-for-Investment
Year Ended December 31, 2020	Commercial	Infrastructure	Total
Credit loss allowance at December 31, 2019	$—	$—	$—
Cumulative effect of ASC 326 effective January 1, 2020	8,348	2,205	10,553
Credit loss reversal, net	(3,090)	(1,393)	(4,483)
Credit loss allowance at December 31, 2020	$5,258	$812	$6,070
Memo: Unfunded commitments as of December 31, 2020 (2)	$1,341,939	$79,593	$1,421,532
(1)	Included in accounts payable, accrued expenses and other liabilities in our consolidated balance sheet.

(2)	Represents amounts expected to be funded (see Note 22).

Loan Portfolio Activity

The activity in our loan portfolio was as follows (amounts in thousands):

	Held-for-Investment Loans
Year Ended December 31, 2020	Commercial		Infrastructure	Residential	Held-for-Sale Loans		Total Loans
Balance at December 31, 2019	$8,517,054		$1,397,448	$671,572	$884,150		$11,470,224
Cumulative effect of ASC 326 effective January 1, 2020	(10,112)		(10,328)	—	—		(20,440)
Acquisitions/originations/additional funding	2,753,782		278,694	100,720	2,204,203		5,337,399
Capitalized interest (1)	143,818		195	—	—		144,013
Basis of loans sold (2)	(443,793)		—	(604)	(2,862,606)		(3,307,003)
Loan maturities/principal repayments	(1,398,991)		(189,288)	(90,273)	(142,644)		(1,821,196)
Discount accretion/premium amortization	39,642		2,447	—	110		42,199
Changes in fair value	—		—	(15,382)	148,506		133,124
Unrealized foreign currency translation gain (loss)	102,748		1,096	—	(1,291)		102,553
Credit loss (provision) reversal, net	(48,711)		2,495	—	125		(46,091)
Transfer to/from other asset classifications	(71,488)	(3)	(70,319)	(575,349)	822,282	(4)	105,126
Balance at December 31, 2020	$9,583,949		$1,412,440	$90,684	$1,052,835		$12,139,908

					Loans
					Transferred
	Held-for-Investment Loans				As Secured
Year Ended December 31, 2019	Commercial	Infrastructure	Residential	Held-for-Sale Loans	Borrowings	Total Loans
Balance at December 31, 2018	$7,075,577	$1,456,779	—	$1,187,552	$74,346	$9,794,254
Acquisitions/originations/additional funding	4,161,584	902,053	394,697	3,636,380	—	9,094,714
Capitalized interest (1)	110,632	—	—	—	—	110,632
Basis of loans sold (2)	(743,425)	—	(106)	(3,567,859)	—	(4,311,390)
Loan maturities/principal repayments	(2,172,068)	(832,998)	(62,704)	(162,376)	(74,692)	(3,304,838)
Discount accretion/premium amortization	30,128	2,072	—	2,841	346	35,387
Changes in fair value	—	—	(1,314)	72,915	—	71,601
Unrealized foreign currency translation (loss) gain	38,050	—	—	2,105	—	40,155
Credit loss provision, net	(2,616)	(3,314)	—	(1,196)	—	(7,126)
Loan foreclosures	(27,303)	—	—	—	—	(27,303)
Transfer to/from other asset classifications	46,495	(127,144)	340,999	(286,212)	—	(25,862)
Balance at December 31, 2019	$8,517,054	$1,397,448	$671,572	$884,150	$—	$11,470,224

					Loans
					Transferred
	Held-for-Investment Loans				As Secured
Year Ended December 31, 2018	Commercial	Infrastructure	Residential	Held-for-Sale Loans	Borrowings	Total Loans
Balance at December 31, 2017	$6,561,296	$—	$1,199	$745,743	$74,403	$7,382,641
Acquisitions/originations/additional funding	4,300,406	131,115	146	2,291,477	—	6,723,144
Acquisition of Infrastructure Lending Portfolio	—	1,458,835	—	510,505	—	1,969,340
Capitalized interest (1)	63,047	—	—	—	—	63,047
Basis of loans sold (2)	(835,358)	—	—	(2,246,989)	—	(3,082,347)
Loan maturities/principal repayments	(2,943,602)	(133,271)	(1,345)	(194,140)	(308)	(3,272,666)
Discount accretion/premium amortization	37,748	100	—	—	251	38,099
Changes in fair value	—	—	—	40,522	—	40,522
Unrealized foreign currency translation (loss) gain	(26,645)	—	—	(5,696)	—	(32,341)
Credit loss provision, net	(34,821)	—	—	—	—	(34,821)
Transfer to/from other asset classifications	(46,494)	—	—	46,130	—	(364)
Balance at December 31, 2018	$7,075,577	$1,456,779	$—	$1,187,552	$74,346	$9,794,254
(1)	Represents accrued interest income on loans whose terms do not require current payment of interest.

(2)	See Note 12 for additional disclosure on these transactions.

(3)	Represents the net carrying value of credit deteriorated first mortgage and contiguous mezzanine loans related to a residential conversion project located in New York City that is eliminated as a result of consolidating the net assets of the borrower entities upon exercising control over their pledged equity interests in October 2020.

(4)	Includes $176.6 million of residential loans transferred from VIE assets upon redemption of a consolidated RMBS trust.

6. Investment Securities

Investment securities were comprised of the following as of December 31, 2020 and 2019 (amounts in thousands):

	Carrying Value as of December 31,
	2020	2019
RMBS, available-for-sale	$167,349	$189,576
RMBS, fair value option (1)	235,997	147,034
CMBS, fair value option (1), (2)	1,209,030	1,295,363
HTM debt securities, amortized cost net of credit loss allowance of $5,675 and $0	538,605	570,638
Equity security, fair value	11,247	12,664
Subtotal—Investment securities	2,162,228	2,215,275
VIE eliminations (1)	(1,425,570)	(1,405,037)
Total investment securities	$736,658	$810,238
(1)	Certain fair value option CMBS and RMBS are eliminated in consolidation against VIE liabilities pursuant to ASC 810.

(2)	Includes $179.5 million and $186.6 million of non-controlling interests in the consolidated entities which hold certain of these CMBS as of December 31, 2020 and 2019, respectively.

Purchases, sales and principal collections for all investment securities were as follows (amounts in thousands):

	RMBS,	RMBS, fair	CMBS, fair	HTM	Securitization
	available-for-sale	value option	value option	Securities	VIEs (1)	Total
Year Ended December 31, 2020
Purchases/fundings	$—	$282,368	$49,416	$22,408	$(331,784)	$22,408
Sales	—	135,567	37,867	—	(165,494)	7,940
Principal collections	26,000	44,197	30,079	52,704	(69,447)	83,533
Redemptions	—	10,474	—	—	(10,474)	—
Year Ended December 31, 2019
Purchases	$—	$120,103	$238,213	$91,162	$(351,220)	$98,258
Sales	—	41,501	150,365	—	(184,540)	7,326
Principal collections	26,929	16,500	40,490	167,383	(45,642)	205,660
Year Ended December 31, 2018
Purchases	$—	$90,982	$323,071	$463,810	$(385,463)	$492,400
Acquisition of Infrastructure Lending Portfolio	—	—	—	65,060	—	65,060
Sales	13,264	—	105,637	—	(102,474)	16,427
Principal collections	34,763	1,439	114,545	327,207	(95,030)	382,924
(1)	Represents RMBS and CMBS, fair value option amounts eliminated due to our consolidation of securitization VIEs. These amounts are reflected as issuance or repayment of debt of, or distributions from, consolidated VIEs in our consolidated statements of cash flows.

RMBS, Available-for-Sale

The Company classified all of its RMBS not eliminated in consolidation as available-for-sale as of December 31, 2020 and 2019. These RMBS are reported at fair value in the balance sheet with changes in fair value recorded in AOCI.

The tables below summarize various attributes of our investments in available-for-sale RMBS as of December 31, 2020 and 2019 (amounts in thousands):

				Unrealized Gains or (Losses)
				Recognized in AOCI
		Credit		Gross	Gross	Net
	Amortized	Loss	Net	Unrealized	Unrealized	Fair Value
	Cost	Allowance	Basis	Gains	Losses	Adjustment	Fair Value
December 31, 2020
RMBS	$123,292	$—	$123,292	$44,123	$(66)	$44,057	$167,349
December 31, 2019
RMBS	$138,580	N/A	$138,580	$51,310	$(314)	$50,996	$189,576

	Weighted Average Coupon (1)	Weighted Average Rating	WAL (Years) (2)
December 31, 2020
RMBS	1.3%	B+	5.7
(1)	Calculated using the December 31, 2020 one-month LIBOR rate of 0.144% for floating rate securities.

(2)	Represents the remaining WAL of each respective group of securities as of the balance sheet date. The WAL of each individual security is calculated using projected amounts and projected timing of future principal payments.

As of December 31, 2020, approximately $144.9 million, or 86.6%, of RMBS were variable rate. We purchased all of the RMBS at a discount, a portion of which is accreted into income over the expected remaining life of the security. The majority of the income from this strategy is earned from the accretion of this accretable discount.

We have engaged a third party manager who specializes in RMBS to execute the trading of RMBS, the cost of which was $0.8 million, $1.5 million and $1.8 million for the years ended December 31, 2020, 2019 and 2018, respectively, recorded as management fees in the accompanying consolidated statements of operations.

During the year ended December 31, 2018, we sold RMBS for proceeds of $13.3 million and realized gross gains of $3.5 million using the specific identification cost method. There were no sales of RMBS during the years ended December 31, 2020 and 2019.

The following table presents the gross unrealized losses and estimated fair value of any available-for-sale securities that were in an unrealized loss position as of December 31, 2020 and 2019, and for which an allowance for credit losses has not been recorded (amounts in thousands):

	Estimated Fair Value		Unrealized Losses
	Securities with a	Securities with a	Securities with a	Securities with a
	loss less than	loss greater than	loss less than	loss greater than
	12 months	12 months	12 months	12 months
As of December 31, 2020
RMBS	$438	$1,195	$(25)	$(41)
As of December 31, 2019
RMBS	$—	$1,380	$—	$(314)

As of December 31, 2020 and 2019, there were two securities and one security with unrealized losses reflected in the table above. After evaluating the securities and recording adjustments for credit losses, we concluded that the remaining unrealized losses reflected above were noncredit-related and would be recovered from the securities’ estimated future cash flows. We considered a number of factors in reaching this conclusion, including that we did not intend to sell the securities, it was not considered more likely than not that we would be forced to sell the securities prior to recovering our amortized cost, and there were no material credit events that would have caused us to otherwise conclude that we would not recover our cost. Credit losses are calculated by comparing (i) the estimated future cash flows of each security discounted at the yield determined as of the initial acquisition date or, if since revised, as of the last date previously revised, to (ii) our net amortized cost basis. Significant judgment is used in projecting cash flows for our non-agency RMBS. As a result, actual income and/or credit losses could be materially different from what is currently projected and/or reported.

CMBS and RMBS, Fair Value Option

As discussed in the “Fair Value Option” section of Note 2 herein, we elect the fair value option for certain CMBS and RMBS in an effort to eliminate accounting mismatches resulting from the current or potential consolidation of securitization VIEs. As of December 31, 2020, the fair value and unpaid principal balance of CMBS where we have elected the fair value option, excluding the notional value of interest-only securities and before consolidation of securitization VIEs, were $1.2 billion and $2.8 billion, respectively. As of December 31, 2020, the fair value and unpaid principal balance of RMBS where we have elected the fair value option, excluding the notional value of interest-only securities and before consolidation of securitization VIEs, were $236.0 million and $142.1 million, respectively. The $1.4 billion total fair value balance of CMBS and RMBS represents our economic interests in these assets. However, as a result of our consolidation of securitization VIEs, the vast majority of this fair value (all except $19.5 million at December 31, 2020) is eliminated against VIE liabilities before arriving at our GAAP balance for fair value option investment securities.

As of December 31, 2020, $96.9 million of our CMBS were variable rate and none of our RMBS were variable rate.

HTM Debt Securities, Amortized Cost

The table below summarizes our investments in HTM debt securities as of December 31, 2020 and 2019 (amounts in thousands):

	Amortized	Credit Loss	Net Carrying	Gross Unrealized	Gross Unrealized
	Cost Basis	Allowance	Amount	Holding Gains	Holding Losses	Fair Value
December 31, 2020
CMBS	$339,059	$—	$339,059	$—	$(23,286)	$315,773
Preferred interests	166,614	(2,749)	163,865	432	(913)	163,384
Infrastructure bonds	38,607	(2,926)	35,681	415	—	36,096
Total	$544,280	$(5,675)	$538,605	$847	$(24,199)	$515,253

December 31, 2019
CMBS	$383,473	$—	$383,473	$946	$(3,001)	$381,418
Preferred interests	142,012	—	142,012	1,148	(353)	142,807
Infrastructure bonds	45,153	—	45,153	—	(651)	44,502
Total	$570,638	$—	$570,638	$2,094	$(4,005)	$568,727

The following table presents the activity in our credit loss allowance for HTM debt securities (amounts in thousands):

			Total HTM
	Preferred	Infrastructure	Credit Loss
	Interests	Bonds	Allowance
Year Ended December 31, 2020
Credit loss allowance at December 31, 2019	$—	$—	$—
Cumulative effect of ASC 326 effective January 1, 2020:
Beginning accumulated deficit charge	1,114	179	1,293
Gross-up of PCD bond amortized cost basis	—	2,837	2,837
Credit loss provision (reversal), net	1,635	(90)	1,545
Credit loss allowance at December 31, 2020	$2,749	$2,926	$5,675

The table below summarizes the maturities of our HTM debt securities by type as of December 31, 2020 (amounts in thousands):

		Preferred	Infrastructure
	CMBS	Interests	Bonds	Total
Less than one year	$339,059	$—	$—	$339,059
One to three years	—	163,865	—	163,865
Three to five years	—	—	—	—
Thereafter	—	—	35,681	35,681
Total	$339,059	$163,865	$35,681	$538,605

Equity Security, Fair Value

During 2012, we acquired 9,140,000 ordinary shares from a related-party in Starwood European Real Estate Finance Limited (“SEREF”), a debt fund that is externally managed by an affiliate of our Manager and is listed on the London Stock Exchange. The fair value of the investment remeasured in USD was $11.2 million and $12.7 million as of December 31, 2020 and 2019, respectively. As of December 31, 2020, our shares represent an approximate 2% interest in SEREF.

7. Properties

Our properties are held within the following portfolios:

Woodstar I Portfolio

The Woodstar I Portfolio is comprised of 32 affordable housing communities with 8,948 units concentrated primarily in the Tampa, Orlando and West Palm Beach metropolitan areas. During the year ended December 31, 2015, we acquired 18 of the 32 affordable housing communities of the Woodstar I Portfolio with the final 14 communities acquired during the year ended December 31, 2016. The Woodstar I Portfolio includes total gross properties and lease intangibles of $635.2 million and debt of $572.5 million as of December 31, 2020.

Woodstar II Portfolio

The Woodstar II Portfolio is comprised of 27 affordable housing communities with 6,109 units concentrated primarily in Central and South Florida. We acquired eight of the 27 affordable housing communities in December 2017, with the final 19 communities acquired during the year ended December 31, 2018. The Woodstar II Portfolio includes total gross properties and lease intangibles of $610.0 million and debt of $437.0 million as of December 31, 2020. Refer to Note 3 for further discussion of the Woodstar II Portfolio.

Medical Office Portfolio

The Medical Office Portfolio is comprised of 34 medical office buildings acquired during the year ended December 31, 2016. These properties, which collectively comprise 1.9 million square feet, are geographically dispersed throughout the U.S. and primarily affiliated with major hospitals or located on or adjacent to major hospital campuses. The Medical Office Portfolio includes total gross properties and lease intangibles of $760.2 million and debt of $592.4 million as of December 31, 2020.

Master Lease Portfolio

The Master Lease Portfolio is comprised of 16 retail properties geographically dispersed throughout the U.S., with more than 50% of the portfolio, by carrying value, located in Florida, Texas and Minnesota. These properties, which we acquired in September 2017, collectively comprise 1.9 million square feet and were leased back to the seller under corporate guaranteed master net lease agreements with initial terms of 24.6 years and periodic rent escalations. The Master Lease Portfolio includes total gross properties of $343.8 million and debt of $192.7 million as of December 31, 2020. Refer to Note 3 for further discussion of the Master Lease Portfolio.

Investing and Servicing Segment Property Portfolio

The REIS Equity Portfolio is comprised of 15 commercial real estate properties and one equity interest in an unconsolidated commercial real estate property which we acquired from CMBS trusts over the previous five years. The REIS Equity Portfolio includes total gross properties and lease intangibles of $269.5 million and debt of $192.8 million as of December 31, 2020. Refer to Note 3 for further discussion of the REIS Equity Portfolio.

The table below summarizes our properties held as of December 31, 2020 and December 31, 2019 (dollars in thousands):

	Depreciable Life	December 31, 2020	December 31, 2019
Property Segment
Land and land improvements	0 – 15 years	$484,846	$484,397
Buildings and building improvements	5 – 45 years	1,690,701	1,687,756
Furniture & fixtures	3 – 7 years	59,632	52,567
Investing and Servicing Segment
Land and land improvements	0 – 15 years	50,585	54,052
Buildings and building improvements	3 – 40 years	179,014	182,048
Furniture & fixtures	2 – 5 years	2,606	2,139
Commercial and Residential Lending Segment (1)
Land and land improvements	0 – 10 years	11,416	11,386
Buildings and building improvements	10 – 23 years	19,251	16,285
Construction in progress (2)	N/A	75,245	—
Properties, cost		2,573,296	2,490,630
Less: accumulated depreciation		(302,143)	(224,190)
Properties, net		$2,271,153	$2,266,440
(1)	Represents properties acquired through loan foreclosure or exercise of control over loan borrower pledged equity interests.

(2)	Represents assets related to the borrower entity that we exercised control over. Refer to Note 5 for further detail.

During the year ended December 31, 2020, we sold an operating property and an outparcel for $25.0 million. In connection with these sales, we recognized a total gain of $7.9 million within gain on sale of investments and other assets in our consolidated statement of operations, of which $0.1 million was attributable to non-controlling interests.

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

During the year ended December 31, 2018, we sold 16 operating properties for $313.3 million. In connection with these sales, we recognized a total gain of $55.1 million within gain on sale of investments and other assets in our consolidated statement of operations, of which $5.1 million was attributable to non-controlling interest. One of these properties was acquired by a third party which already held a $0.3 million non-controlling interest in the property.

Future rental payments due to us from tenants under existing non-cancellable operating leases for each of the next five years and thereafter are as follows (in thousands):

2021	$187,924
2022	103,617
2023	93,914
2024	85,964
2025	78,050
Thereafter	677,142
Total	$1,226,611

8. Investment in Unconsolidated Entities

The table below summarizes our investments in unconsolidated entities as of December 31, 2020 and 2019 (dollars in thousands):

	Participation /	Carrying value as of December 31,
	Ownership % (1)	2020	2019
Equity method investments:
Retail Fund (see Note 16)	33%	$—	$—
Equity interest in a natural gas power plant	10%	25,095	25,862
Investor entity which owns equity in an online real estate company	50%	9,397	9,473
Equity interests in commercial real estate	50%	1,543	1,907
Equity interest in and advances to a residential mortgage originator (2)	N/A	17,852	12,002
Various	25% - 50%	8,831	8,339
		62,718	57,583
Other equity investments:
Equity interest in a servicing and advisory business (3)	2%	17,584	—
Investment funds which own equity in a loan servicer and other real estate assets	4% - 6%	7,267	9,225
Various, including FHLB stock	0% - 2%	20,485	17,521
		45,336	26,746
		$108,054	$84,329
(1)	None of these investments are publicly traded and therefore quoted market prices are not available.

(2)	Includes a $4.5 million subordinated loan as of both December 31, 2020 and 2019.

(3)	During the year ended December 31, 2019, we received a capital distribution of $8.4 million, our equity interest was reduced to 4% and the carrying value was reduced to zero. During April 2020, we sold 37% of our equity interest for $10.3 million in cash, reducing our interest to 2%. In connection with the sale, we recognized a gain of $10.3 million. Because the sale represented an observable price change in an orderly transaction, we also increased the value of our remaining investment to reflect its implied fair value. In doing so, we recognized a gain of $17.6 million. These amounts were recognized within earnings (loss) from unconsolidated entities in our consolidated statement of operations during the year ended December 31, 2020.

We own a 33% equity interest in a fund that owns four regional shopping malls (the “Retail Fund”). The fund is an investment company which measures its assets at fair value on a recurring basis. We report our interest in the Retail Fund on a three-month lag basis at its liquidation value. As of December 31, 2019, we impaired the remainder of our investment based on our estimate of unrealized decreases in the fair value of the underlying real estate properties. Such decreases were recognized by the Retail Fund during the period included in the year ended December 31, 2020.

As of December 31, 2020, the carrying value of our equity investment in a residential mortgage originator exceeded the underlying equity in net assets of such investee by $1.6 million. This difference is the result of the Company recording its investment in the investee at its acquisition date fair value, which included certain non-amortizing intangible assets not recognized by the investee. Should the Company determine these intangible assets held by the investee are impaired, the Company will recognize such impairment loss through earnings from unconsolidated entities in our consolidated statement of operations, otherwise, such difference between the carrying value of our equity investment in the residential mortgage originator and the underlying equity in the net assets of the residential mortgage originator will continue to exist.

Other than our equity interest in the residential mortgage originator, there were no differences between the carrying value of our equity method investments and the underlying equity in the net assets of the investees as of December 31, 2020.

During the year ended December 31, 2020, we did not become aware of (i) any observable price changes in our other equity investments accounted for under the fair value practicability election, except as described above with respect to the servicing and advisory business, or (ii) any indicators of impairment.

9. Goodwill and Intangibles

Goodwill

Infrastructure Lending Segment

The Infrastructure Lending Segment’s goodwill of $119.4 million at both December 31, 2020 and 2019 represents the excess of consideration transferred over the fair value of net assets acquired on September 19, 2018 and October 15, 2018. The goodwill recognized is attributable to value embedded in the acquired Infrastructure Lending Segment’s lending platform and is fully tax deductible over 15 years.

As discussed in Note 2, goodwill is tested for impairment at least annually. Based on our quantitative assessment during the fourth quarter of 2020, we determined that the fair value of the Infrastructure Lending Segment reporting unit to which goodwill is attributed exceeded its carrying value including goodwill. Therefore, we concluded that the goodwill attributed to the Infrastructure Lending Segment was not impaired.

LNR Property LLC (“LNR”)

The Investing and Servicing Segment’s goodwill of $140.4 million at both December 31, 2020 and 2019 represents the excess of consideration transferred over the fair value of net assets of LNR acquired on April 19, 2013. The goodwill recognized is attributable to value embedded in LNR’s existing platform, which includes a network of commercial real estate asset managers, work-out specialists, underwriters and administrative support professionals as well as proprietary historical performance data on commercial real estate assets. The tax deductible component of this goodwill as of April 19, 2013 was $149.9 million and is deductible over 15 years.

Based on our qualitative assessment during the fourth quarter of 2020, we determined that it is not more likely than not that the fair value of the Investing and Servicing Segment reporting unit to which goodwill is attributed is less than its carrying value including goodwill.  Therefore, we concluded that the goodwill attributed to the Investing and Servicing Segment was not impaired.

Future changes in the expectations of the impact of COVID-19 on our operations, financial performance and cash flows could cause our goodwill to be impaired.

Intangible Assets

Servicing Rights Intangibles

In connection with the LNR acquisition, we identified domestic servicing rights that existed at the purchase date, based upon the expected future cash flows of the associated servicing contracts. As of December 31, 2020 and 2019, the balance of the domestic servicing intangible was net of $41.4 million and $26.2 million, respectively, which was eliminated in consolidation pursuant to ASC 810 against VIE assets in connection with our consolidation of securitization VIEs. Before VIE consolidation, as of December 31, 2020 and 2019, the domestic servicing intangible had a balance of $54.6 million and $43.2 million, respectively, which represents our economic interest in this asset.

Lease Intangibles

In connection with our acquisitions of commercial real estate, we recognized in-place lease intangible assets and favorable lease intangible assets associated with certain non-cancelable operating leases of the acquired properties.

The following table summarizes our intangible assets, which are comprised of servicing rights intangibles and lease intangibles, as of December 31, 2020 and 2019 (amounts in thousands):

	As of December 31, 2020			As of December 31, 2019
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value
Domestic servicing rights, at fair value	$13,202	$—	$13,202	$16,917	$—	$16,917
In-place lease intangible assets	133,203	(92,540)	40,663	135,293	(84,383)	50,910
Favorable lease intangible assets	24,181	(7,929)	16,252	24,218	(6,345)	17,873
Total net intangible assets	$170,586	$(100,469)	$70,117	$176,428	$(90,728)	$85,700

The following table summarizes the activity within intangible assets for the years ended December 31, 2020 and 2019 (amounts in thousands):

	Domestic	In-place Lease	Favorable Lease
	Servicing	Intangible	Intangible
	Rights	Assets	Assets	Total
Balance as of January 1, 2019	$20,557	$97,347	$27,129	$145,033
Sale of Ireland Portfolio	—	(20,271)	(5,654)	(25,925)
Sale of certain REIS Equity Portfolio properties	—	(5,208)	(13)	(5,221)
Acquisition of additional REIS Equity Portfolio property	—	277	—	277
Amortization	—	(19,297)	(3,256)	(22,553)
Foreign exchange loss	—	(806)	(221)	(1,027)
Impairment (1)	—	(1,132)	(112)	(1,244)
Changes in fair value due to changes in inputs and assumptions	(3,640)	—	—	(3,640)
Balance as of December 31, 2019	$16,917	$50,910	$17,873	$85,700
Amortization	—	(10,077)	(1,621)	(11,698)
Sales	—	(170)	—	(170)
Changes in fair value due to changes in inputs and assumptions	(3,715)	—	—	(3,715)
Balance as of December 31, 2020	$13,202	$40,663	$16,252	$70,117
(1)	Impairment of intangible lease assets is recognized within other expense in our consolidated statements of operations.

The following table sets forth the estimated aggregate amortization of our in-place lease intangible assets and favorable lease intangible assets for the next five years and thereafter (amounts in thousands):

2021	$9,643
2022	7,862
2023	6,115
2024	4,722
2025	3,846
Thereafter	24,727
Total	$56,915

Lease Liabilities

In connection with our acquisition of certain properties within our Medical Office Portfolio, we recognized aggregate unfavorable lease liabilities of $4.8 million with a weighted average life of 9.7 years at acquisition. The liability balance was $1.9 million and $2.3 million as of December 31, 2020 and 2019, respectively.

10. Secured Borrowings

Secured Financing Agreements

The following table is a summary of our secured financing agreements in place as of December 31, 2020 and 2019 (dollars in thousands):

										Outstanding Balance at
	Current		Extended		Weighted Average	Pledged Asset		Maximum		December 31,
	Maturity		Maturity (a)		Pricing	Carrying Value		Facility Size		2020		2019
Repurchase Agreements:
Commercial Loans	May 2021 to Aug 2025	(b)	May 2023 to Mar 2029	(b)	(c)	$7,154,627		$8,783,716	(d)	$4,878,939		$3,640,620
Residential Loans	Jun 2022 to Oct 2023		N/A		LIBOR + 2.64%	36,465		750,000		22,590		11,835
Infrastructure Loans	Feb 2022		N/A		LIBOR + 2.00%	278,174		500,000		232,961		188,198
Conduit Loans	Feb 2021 to Jun 2023		Feb 2022 to Jun 2024		LIBOR + 2.10%	76,613		350,000		53,554		86,575
CMBS/RMBS	Jan 2021 to Oct 2030	(e)	Dec 2021 to Apr 2031	(e)	(f)	1,116,212		770,656		620,763	(g)	682,229
Total Repurchase Agreements						8,662,091		11,154,372		5,808,807		4,609,457
Other Secured Financing:
Borrowing Base Facility	Apr 2022		Apr 2024		LIBOR + 2.25%	56,127		650,000	(h)	43,014		198,955
Commercial Financing Facility	Mar 2022		Mar 2029		GBP LIBOR + 1.75%	100,714		81,218		81,218		—
Residential Financing Facility	Sep 2022		Sep 2025		3.50%	298,008		250,000		215,024		—
Infrastructure Acquisition Facility	Sep 2021		Sep 2022		(i)	575,193		571,690		467,450		603,642
Infrastructure Financing Facilities	Jul 2022 to Oct 2022		Oct 2024 to Jul 2027		LIBOR +2.06%	663,702		1,250,000		538,645		428,206
Property Mortgages - Fixed rate	Nov 2024 to Aug 2052	(j)	N/A		4.00%	1,280,300		1,077,572		1,077,528		1,196,492
Property Mortgages - Variable rate	Nov 2021 to Jul 2030		N/A		(k)	938,979		986,200		960,903		696,503
Term Loan and Revolver	(l)		N/A		(l)	N/A	(l)	765,000		645,000		399,000
FHLB	Feb 2021		N/A		2.06%	598,027		400,000		396,000		867,870
Total Other Secured Financing						4,511,050		6,031,680		4,424,782		4,390,668
						$13,173,141		$17,186,052		10,233,589		9,000,125
Unamortized net discount										(13,569)		(8,347)
Unamortized deferred financing costs										(73,830)		(85,730)
										$10,146,190		$8,906,048
(a)	Subject to certain conditions as defined in the respective facility agreement.
(b)	For certain facilities, borrowings collateralized by loans existing at maturity may remain outstanding until such loan collateral matures, subject to certain specified conditions.
(c)	Certain facilities with an outstanding balance of $1.5 billion as of December 31, 2020 are indexed to GBP LIBOR and EURIBOR. The remainder have a weighted average rate of LIBOR + 2.03%.
(d)	The aggregate initial maximum facility size of $8.8 billion may be increased at our option, subject to certain conditions. This amount includes such upsizes.
(e)	Certain facilities with an outstanding balance of $271.0 million as of December 31, 2020 carry a rolling 11-month or 12-month term which may reset monthly or quarterly with the lender's consent. These facilities carry no maximum facility size.

(f)	A facility with an outstanding balance of $212.2 million as of December 31, 2020 has a weighted average fixed annual interest rate of 3.29%. All other facilities are variable rate with a weighted average rate of LIBOR + 1.80%.
(g)	Includes: (i) $212.2 million outstanding on a repurchase facility that is not subject to margin calls; and (ii) $41.3 million outstanding on one of our repurchase facilities that represents the 49% pro rata share owed by a non-controlling partner in a consolidated joint venture (see Note 15).
(h)	The initial maximum facility size of $300.0 million may be increased to $650.0 million, subject to certain conditions.
(i)	Consists of an annual interest rate of the applicable currency benchmark index + 2.00%.
(j)	The weighted average maturity is 6.8 years as of December 31, 2020.
(k)	Includes a $600.0 million first mortgage and mezzanine loan secured by our Medical Office Portfolio. This debt has a weighted average interest rate of LIBOR + 2.07% that we swapped to a fixed rate of 3.34%. The remainder have a weighted average rate of LIBOR + 2.59%.
(l)	Consists of: (i) a $645.0 million term loan facility that matures in July 2026, of which $395.0 million has an annual interest rate of LIBOR + 2.50% and $250.0 million has an annual interest rate of LIBOR + 3.50%, subject to a 75 bps LIBOR floor, and (ii) a $120.0 million revolving credit facility that matures in July 2024 with an annual interest rate of LIBOR + 3.00%. These facilities are secured by the equity interests in certain of our subsidiaries which totaled $4.0 billion as of December 31, 2020.

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

During the three months ended June 30, 2020, we entered into mortgage loans with total borrowings of $217.1 million to refinance our Woodstar I Portfolio. The loans carry ten-year terms and weighted average annual interest rates of LIBOR + 2.71%. A portion of the net proceeds from the mortgage loans was used to repay $117.0 million of outstanding government sponsored mortgage loans. We recognized a loss on extinguishment of debt of $2.2 million in our consolidated statement of operations in connection with the repayment of the government sponsored mortgage loans.

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

In October 2020, we amended the Term Loan facility to increase borrowings by $250.0 million. This increase to the Term Loan carries a six-year term and an annual interest rate of LIBOR + 3.50%, subject to a 75 bps LIBOR floor.

In October 2020, we entered into a Residential Loans repurchase facility to finance residential loans. The facility carries a three-year term consisting of an 18-month revolving period and an 18 month extension period and an annual interest rate of one-month LIBOR + 2.30%. The maximum facility size is $350.0 million.

In October 2020, we entered into a $50.0 million mortgage loan to finance a property in our Commercial and Residential Lending Segment. The loan carries a three-year term with no prepayment penalty after 12 months or upon sale of the asset, and an annual interest rate of one-month LIBOR + 2.40%.

During the year ended December 31, 2020, we extended maturities by a period of one to two years on ten facilities with an aggregate maximum facility size of $6.0 billion, including $4.9 billion related to commercial lending facilities and $500.0 million related to infrastructure lending facilities.

Our secured financing agreements contain certain financial tests and covenants. As of December 31, 2020, we were in compliance with all such covenants.

We seek to mitigate risks associated with our repurchase agreements by managing risk related to the credit quality of our assets, interest rates, liquidity, prepayment speeds and market value. The margin call provisions under the majority of our repurchase facilities, consisting of 72% of these agreements, do not permit valuation adjustments based on capital markets activity Instead, margin calls on these facilities are limited to collateral-specific credit marks. To monitor credit risk associated with the performance and value of our loans and investments, our asset management team regularly reviews our investment portfolios and is in regular contact with our borrowers, monitoring performance of the collateral and enforcing our rights as necessary. For the 28% of repurchase agreements containing margin call provisions for general capital markets activity, approximately 15% of these pertain to our loans held-for-sale, for which we manage credit risk through the purchase of credit index instruments. We further seek to manage risks associated with our repurchase agreements by matching the maturities and interest rate characteristics of our loans with the related repurchase agreement.

For the years ended December 31, 2020, 2019 and 2018, approximately $36.4 million, $34.3 million and $27.0 million, respectively, of amortization of deferred financing costs from secured financing agreements was included in interest expense on our consolidated statements of operations.

Collateralized Loan Obligations

In August 2019, we refinanced a pool of our commercial loans held-for-investment through a CLO, STWD 2019-FL1. On the closing date, the CLO issued $1.1 billion principal amount of notes, of which $936.4 million was purchased by third party investors. We retained $86.6 million of notes, along with preferred shares with a liquidation preference of $77.0 million. The CLO contains a reinvestment feature that, subject to certain eligibility criteria, allows us to contribute new loans or participation interests in loans to the CLO in exchange for cash. During the years ended December 31, 2020 and 2019, we utilized the reinvestment feature, contributing $134.7 million and $88.1 million, respectively, of additional interests into the CLO.

The following table is a summary of our CLO as of December 31, 2020 and 2019 (amounts in thousands):

		Face	Carrying	Weighted
December 31, 2020	Count	Amount	Value	Average Spread		Maturity
Collateral assets	23	$1,002,445	$1,099,439	LIBOR + 3.93%	(a)	Apr 2024	(b)
Financing	1	936,375	930,554	LIBOR + 1.64%	(c)	July 2038	(d)

December 31, 2019
Collateral assets	20	$1,073,504	$1,073,504	LIBOR + 3.34%	(a)	Nov 2023	(b)
Financing	1	936,375	928,060	LIBOR + 1.65%	(c)	July 2038	(d)
(a)	Represents the weighted-average coupon earned on variable rate loans during the years ended December 31, 2020 and 2019. Of the loans financed during the years ended December 31, 2020 and 2019, the weighted-average fixed interest rate earned on fixed-rate loans was 7.07% and 6.84%, respectively. As of December 31, 2020, there were no fixed-rate loans financed by the CLO.
(b)	Represents the weighted-average maturity, assuming the extended contractual maturity of the collateral assets.
(c)	Represents the weighted-average cost of financing incurred during the years ended December 31, 2020 and 2019, inclusive of deferred issuance costs.
(d)	Repayments of the CLO are tied to timing of the related collateral asset repayments. The term of the CLO financing obligation represents the legal final maturity date.

We incurred $9.2 million of issuance costs in connection with the CLO, which are amortized on an effective yield basis over the estimated life of the CLO. For the years ended December 31, 2020 and 2019, approximately $2.5 million and $0.9 million, respectively, of amortization of deferred financing costs was included in interest expense on our consolidated statements of operations. As of December 31, 2020 and 2019, our unamortized issuance costs were $5.8 million and $8.3 million, respectively.

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

	Repurchase	Other Secured
	Agreements	Financing	CLO		Total
2021	$656,717	$476,484	$—		$1,133,201
2022	1,213,850	465,487	—		1,679,337
2023	1,536,451	771,380	—		2,307,831
2024	905,731	299,625	—		1,205,356
2025	1,268,066	461,967	—		1,730,033
Thereafter	227,992	1,949,839	936,375	(a)	3,114,206
Total	$5,808,807	$4,424,782	$936,375		$11,169,964
(a)	Assumes utilization of the reinvestment feature.

11. Unsecured Senior Notes

The following table is a summary of our unsecured senior notes outstanding as of December 31, 2020 and 2019 (dollars in thousands):

					Remaining
	Coupon		Effective	Maturity	Period of		Carrying Value at December 31,
	Rate		Rate (1)	Date	Amortization		2020	2019
2021 Senior Notes (February)	N/A		N/A	N/A	N/A		$—	$500,000
2021 Senior Notes (December)	5.00%		5.32%	12/15/2021	1.0	years	700,000	700,000
2023 Senior Notes	5.50%		5.71%	11/1/2023	2.8	years	300,000	—
2023 Convertible Notes	4.38%		4.86%	4/1/2023	2.2	years	250,000	250,000
2025 Senior Notes	4.75%	(2)	5.04%	3/15/2025	4.2	years	500,000	500,000
Total principal amount							1,750,000	1,950,000
Unamortized discount—Convertible Notes							(2,559)	(3,610)
Unamortized discount—Senior Notes							(9,332)	(12,144)
Unamortized deferred financing costs							(5,589)	(5,624)
Carrying amount of debt components							$1,732,520	$1,928,622
Carrying amount of conversion option equity components recorded in additional paid-in capital for outstanding convertible notes							$3,755	$3,755
(1)	Effective rate includes the effects of underwriter purchase discount and the adjustment for the conversion option on our Convertible Notes, the value of which reduced the initial liability and was recorded in additional paid-in-capital.

(2)	The coupon on the 2025 Notes is 4.75%. At closing, we swapped $470.0 million of the notes to a floating rate of LIBOR + 2.53%.

Senior Notes Due February 2021

On January 29, 2018, we issued $500.0 million of 3.625% Senior Notes due 2021 (the “2021 February Notes”). The 2021 February Notes were set to mature on February 1, 2021, however in November 2020, we redeemed all of the 2021 February Notes at a price equal to 100% of the principal amount thereof.

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

Senior Notes Due November 2023

On November 2, 2020, we issued $300.0 million of 5.50% Senior Notes due 2023 (the “2023 Notes”). The 2023 Notes mature on November 1, 2023. Prior to August 1, 2023, we may redeem some or all of the 2023 Notes at a price equal to 100% of the principal amount thereof, plus the applicable “make-whole” premium as of the applicable date of redemption. On and after August 1, 2023, we may redeem some or all of the 2023 Notes at a price equal to 100% of the principal amount thereof. In addition, prior to November 1, 2022, we may redeem up to 40% of the 2023 Notes at a price equal to 105.5% of the principal amount thereof using the proceeds of certain equity offerings.

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

Our unsecured senior notes contain certain financial tests and covenants. As of December 31, 2020, we were in compliance with all such covenants.

Convertible Notes

On March 29, 2017, we issued $250.0 million of 4.375% Convertible Senior Notes due 2023 (the “2023 Convertible Notes”) which remain outstanding at December 31, 2020 and mature on April 1, 2023.

On July 3, 2013, we issued $460.0 million of 4.00% Convertible Senior Notes due 2019 (the “2019 Convertible Notes”). During the year ended December 31, 2018, we received and settled redemption notices related to the 2019 Convertible Notes with a par amount totaling $263.4 million. Total consideration of $296.8 million was paid via the issuance of 12.4 million shares and cash payments of $25.5 million. The $264.4 million of settlement consideration attributable to the liability component of the 2019 Convertible Notes exceeded the proportionate net carrying amount of the liability component by $2.1 million, which was recognized as a loss on extinguishment of debt in our consolidated statement of operations for the year ended December 31, 2018. The $32.4 million of settlement consideration attributable to the equity component of the 2019 Convertible Notes was recognized as a reduction of additional paid-in capital in our consolidated statement of equity for the year ended December 31, 2018, partially offsetting the $271.2 million fair value of the shares issued. During the year ended December 31, 2019, we settled the remaining $78.0 million principal amount of the 2019 Convertible Notes through the issuance of 3.6 million shares of common stock and cash payments of $12.0 million.

We recognized interest expense of $12.2 million, $12.3 million and $28.9 million during the years ended December 31, 2020, 2019 and 2018, respectively, from our Convertible Notes.

The following table details the conversion attributes of our Convertible Notes outstanding as of December 31, 2020 (amounts in thousands, except rates):

	December 31, 2020		Conversion Spread Value - Shares (3)
	Conversion	Conversion	For the Year Ended December 31,
	Rate (1)	Price (2)	2020	2019	2018
2019 Convertible Notes	N/A	N/A	—	—	91
2023 Convertible Notes	38.5959	$25.91	—	—	—
(1)	The conversion rate represents the number of shares of common stock issuable per $1,000 principal amount of Convertible Notes converted, as adjusted in accordance with the indentures governing the Convertible Notes (including the applicable supplemental indentures).

(2)	As of December 31, 2020, 2019 and 2018, the market price of the Company’s common stock was $19.30, $24.86 and $19.71 per share, respectively.

(3)	The conversion spread value represents the portion of the Convertible Notes that are “in-the-money”, representing the value that would be delivered to investors in shares upon an assumed conversion.

The if-converted value of the 2023 Notes was less than their principal amount by $63.8 million at December 31, 2020 as the closing market price of the Company’s common stock of $19.30 was less than the implicit conversion price of $25.91 per share.

Effective June 30, 2018, the Company no longer asserts its intent to fully settle the principal amount of the Convertible Notes in cash upon conversion. The if-converted value of the principal amount of the 2023 Notes was $186.2 million as of December 31, 2020.

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

Loan Securitizations

Within the Investing and Servicing Segment, we originate commercial mortgage loans with the intent to sell these mortgage loans to VIEs for the purposes of securitization. These VIEs then issue CMBS that are collateralized in part by these assets, as well as other assets transferred to the VIE by third parties. Within the Commercial and Residential Lending Segment, we acquire residential loans with the intent to sell these mortgage loans to VIEs for the purpose of securitization. These VIEs then issue RMBS that are collateralized by these assets.

In certain instances, we retain an interest in the CMBS or RMBS VIE and serve as special servicer or servicing administrator for the VIE. In these circumstances, we generally consolidate the VIE into which the loans were sold. The securitizations are subject to optional redemption after a certain period of time or when the pool balance falls below a specified threshold. During the year ended December 31, 2020, we exercised the optional redemption on our first residential securitization that closed in 2018. In doing so, we acquired $176.6 million of loans and redeemed $10.5 million of our existing RMBS holdings. The net amount paid to a consolidated VIE to redeem the outstanding principal amount of its RMBS certificates and acquire the underlying loans pursuant to this provision are reflected as repayment of debt of consolidated VIEs in our consolidated statements of cash flows.

The following summarizes the face amount and proceeds of commercial and residential loans securitized for the years ended December 31, 2020, 2019 and 2018 (amounts in thousands):

	Commercial Loans		Residential Loans
	Face Amount	Proceeds	Face Amount	Proceeds
For the Year Ended December 31,
2020	$920,282	$975,569	$1,770,513	$1,826,549
2019	1,781,981	1,845,890	1,256,481	1,305,059
2018	1,517,599	1,563,433	654,017	676,484

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

	Loan Transfers Accounted for as Sales
	Commercial		Residential
For the Year Ended December 31,	Face Amount (1)	Proceeds (1)	Face Amount	Proceeds
2020	$446,132	$442,833	$550	$604
2019	751,210	748,045	26,046	26,797
2018	840,400	835,849	6,848	7,072
(1)	During the year ended December 31, 2020, we sold $277.9 million and $168.2 million of senior interests in first mortgage loans and whole loan interests, respectively, for proceeds of $270.8 million and $172.0 million, respectively. During the years ended December 31, 2019 and 2018, all sales were of senior interests in first mortgage loans.

During the years ended December 31, 2020 and 2019, (losses)/gains recognized by the Commercial and Residential Lending Segment on sales of commercial loans were losses of $1.0 million and gains of $4.6 million, respectively. During the year ended December 31, 2018, gains recognized by the Commercial and Residential Lending Segment on sales of commercial loans were not material.

Infrastructure Loan Sales

During the year ended December 31, 2020, the Infrastructure Lending Segment sold loans held-for-sale with an aggregate face amount of $61.1 million for proceeds of $60.8 million, recognizing gains of $0.3 million. During the year ended December 31, 2019, the Infrastructure Lending Segment sold loans held-for-sale with an aggregate face amount of $404.1 million for proceeds of $393.3 million, recognizing gains of $3.1 million. In connection with these sales, we sold an interest rate swap guarantee for cash payment of $3.1 million and recognized a decrease in fair value of $2.7 million within (loss) gain on derivative financial instruments, net in our consolidated statement of operations during the year ended December 31, 2019. Refer to Note 13 for further discussion of our interest rate swap guarantees. There were no sales of loans by the Infrastructure Lending Segment during the year ended December 31, 2018.

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

Designated Hedges

The Company does not generally elect to apply the hedge accounting designation to its hedging instruments. As of December 31, 2020 and 2019, the Company did not have any designated hedges and there was no impact of cash flow hedges on our net income during the years ended December 31, 2020 and 2019. During the year ended December 31, 2018, the impact of cash flow hedges on our net income was not material, and we did not recognize any hedge ineffectiveness in earnings associated with cash flow hedges.

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

We have entered into the following types of non-designated hedges and derivatives:

●	Foreign exchange (“Fx”) forwards whereby we agree to buy or sell a specified amount of foreign currency for a specified amount of USD at a future date, economically fixing the USD amounts of foreign denominated cash flows we expect to receive or pay related to certain foreign denominated loan investments and properties;
●	Interest rate contracts which hedge a portion of our exposure to changes in interest rates;
●	Credit index instruments which hedge a portion of our exposure to the credit risk of our commercial loans held-for-sale; and
●	Interest rate swap guarantees whereby we guarantee the interest rate swap obligations of certain Infrastructure Lending borrowers. Our interest rate swap guarantees were assumed in connection with the acquisition of the Infrastructure Lending Segment.

The following table summarizes our non-designated derivatives as of December 31, 2020 (notional amounts in thousands):

Type of Derivative	Number of Contracts	Aggregate Notional Amount	Notional Currency	Maturity
Fx contracts – Buy Euros ("EUR")	1	1,915	EUR	November 2022
Fx contracts – Buy Pounds Sterling ("GBP")	1	1,602	GBP	January 2021
Fx contracts – Sell EUR	256	254,243	EUR	January 2021-November 2025
Fx contracts – Sell GBP	149	431,836	GBP	January 2021 - May 2024
Fx contracts – Sell Australian dollar ("AUD")	16	165,200	AUD	August 2021 – June 2022
Interest rate swaps – Paying fixed rates	34	1,707,557	USD	May 2023 – January 2031
Interest rate swaps – Receiving fixed rates	1	470,000	USD	March 2025
Interest rate caps	22	991,354	USD	March 2021 – April 2025
Credit index instruments	4	69,000	USD	September 2058 – August 2061
Interest rate swap guarantees	6	378,757	USD	March 2022 – June 2025
Total	490

The table below presents the fair value of our derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2020 and 2019 (amounts in thousands):

	Fair Value of Derivatives		Fair Value of Derivatives
	in an Asset Position (1)		in a Liability Position (2)
	as of December 31,		as of December 31,
	2020	2019	2020	2019
Interest rate contracts	33,841	14,385	4	—
Interest rate swap guarantees	—	—	849	614
Foreign exchange contracts	6,585	14,558	39,951	7,834
Credit index instruments	129	—	520	292
Total derivatives	$40,555	$28,943	$41,324	$8,740
(1)	Classified as derivative assets in our consolidated balance sheets.

(2)	Classified as derivative liabilities in our consolidated balance sheets.

The tables below present the effect of our derivative financial instruments on the consolidated statements of operations and of comprehensive income for the years ended December 31, 2020, 2019 and 2018 (amounts in thousands):

a
		Amount of Gain (Loss)
		Recognized in Income for the
Derivatives Not Designated	Location of Gain (Loss)	Year Ended December 31,
as Hedging Instruments	Recognized in Income	2020	2019	2018
Interest rate contracts	(Loss) gain on derivative financial instruments	$(48,692)	$(10,516)	$(1,593)
Interest rate swap guarantees	(Loss) gain on derivative financial instruments	(235)	(3,350)	(114)
Foreign exchange contracts	(Loss) gain on derivative financial instruments	(32,561)	8,801	36,040
Credit index instruments	(Loss) gain on derivative financial instruments	(690)	(1,245)	270
		$(82,178)	$(6,310)	$34,603

Gain
	Gain	Reclassified
	Recognized	from AOCI	Gain Recognized
Derivatives Designated as Hedging Instruments	in OCI	into Income	in Income	Location of Gain
For the Year Ended December 31,	(effective portion)	(effective portion)	(ineffective portion)	Recognized in Income
2020	$—	$—	$—	Interest expense
2019	$—	$—	$—	Interest expense
2018	$8	$33	$—	Interest expense

14. Offsetting Assets and Liabilities

The following tables present the potential effects of netting arrangements on our financial position for financial assets and liabilities within the scope of ASC 210-20, Balance Sheet—Offsetting, which for us are derivative assets and liabilities as well as repurchase agreement liabilities (amounts in thousands):

				(iv)
				Gross Amounts Not
				Offset in the Statement
		(ii)	(iii) = (i) - (ii)	of Financial Position
		Gross Amounts	Net Amounts		Cash
	(i)	Offset in the	Presented in		Collateral
	Gross Amounts	Statement of	the Statement of	Financial	Received /	(v) = (iii) - (iv)
	Recognized	Financial Position	Financial Position	Instruments	Pledged	Net Amount
As of December 31, 2020
Derivative assets	$40,555	$—	$40,555	$6,716	$33,772	$67
Derivative liabilities	$41,324	$—	$41,324	$6,716	$27,416	$7,192
Repurchase agreements	5,808,807	—	5,808,807	5,808,807	—	—
	$5,850,131	$—	$5,850,131	$5,815,523	$27,416	$7,192
As of December 31, 2019
Derivative assets	$28,943	$—	$28,943	$5,312	$14,208	$9,423
Derivative liabilities	$8,740	$—	$8,740	$5,312	$292	$3,136
Repurchase agreements	4,609,457	—	4,609,457	4,609,457	—	—
	$4,618,197	$—	$4,618,197	$4,614,769	$292	$3,136

15. Variable Interest Entities

Investment Securities

As discussed in Note 2, we evaluate all of our investments and other interests in entities for consolidation, including our investments in CMBS, RMBS and our retained interests in securitization transactions we initiated, all of which are generally considered to be variable interests in VIEs.

Securitization VIEs consolidated in accordance with ASC 810 are structured as pass through entities that receive principal and interest on the underlying collateral and distribute those payments to the certificate holders. The assets and other instruments held by these securitization entities are restricted and can only be used to fulfill the obligations of the entity. Additionally, the obligations of the securitization entities do not have any recourse to the general credit of any other consolidated entities, nor to us as the primary beneficiary. The VIE liabilities initially represent investment securities on our balance sheet (pre-consolidation). Upon consolidation of these VIEs, our associated investment securities are eliminated, as is the interest income related to those securities. Similarly, the fees we earn in our roles as special servicer of the bonds issued by the consolidated VIEs or as collateral administrator of the consolidated VIEs are also eliminated. Finally, a portion of the identified servicing intangible associated with the eliminated fee streams is eliminated in consolidation.

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

The following table details the assets and liabilities of our consolidated CLO as of December 31, 2020 and 2019 (amounts in thousands):

	December 31, 2020	December 31, 2019
Assets:
Cash and cash equivalents	$96,998	$—
Loans held-for-investment	1,002,441	1,073,504
Accrued interest receivable	5,454	3,129
Other assets	557	26,496
Total Assets	$1,105,450	$1,103,129
Liabilities
Accounts payable, accrued expenses and other liabilities	$663	$1,362
Collateralized loan obligations, net	930,554	928,060
Total Liabilities	$931,217	$929,422

Assets held by this CLO are restricted and can be used only to settle obligations of the CLO, including the subordinate interests owned by us. The liabilities of this CLO are non-recourse to us and can only be satisfied from the assets of the CLO.

We also hold controlling interests in other non-securitization entities that are considered VIEs. SPT Dolphin, the entity which holds the Woodstar II Portfolio, is a VIE because the third party interest holders do not carry kick-out rights or substantive participating rights. We were deemed to be the primary beneficiary of the VIE because we possess both the power to direct the activities of the VIE that most significantly impact its economic performance and a significant economic interest in the entity. This VIE had total assets of $673.0 million and liabilities of $444.3 million as of December 31, 2020.

In December 2019, we entered into a newly-formed joint venture (the “CMBS JV”) within our Investing and Servicing Segment, which is considered a VIE because the third party interest holder does not carry kick-out rights or substantive participating rights. We hold a 51% ownership interest and are deemed the primary beneficiary of the CMBS JV. This VIE had total assets of $330.0 million and liabilities of $85.0 million as of December 31, 2020. Refer to Note 17 for further discussion.

In addition to the above non-securitization entities, we have smaller VIEs with total assets of $99.6 million and liabilities of $53.6 million as of December 31, 2020.

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

As of December 31, 2020, five of our six collateralized debt obligation (“CDO”) structures within our Investing and Servicing Segment were in default or imminent default, which, pursuant to the underlying indentures, changes the rights of the variable interest holders. Two of the five CDOs defaulted during the year ended December 31, 2020. Upon default of a CDO, the trustee or senior note holders are allowed to exercise certain rights, including liquidation of the collateral, which at that time, is the activity which would most significantly impact the CDO’s economic performance.

Further, when the CDO is in default, the collateral administrator no longer has the option to purchase securities from the CDO. In cases where the CDO is in default and we do not have the ability to exercise rights which would most significantly impact the CDO’s economic performance, we do not consolidate the VIE. As of December 31, 2020, none of these five CDO structures were consolidated.

As noted above, we are not obligated to provide, nor have we provided, any financial support for any of our securitization VIEs, whether or not we are deemed to be the primary beneficiary. As such, the risk associated with our involvement in these VIEs is limited to the carrying value of our investment in the entity. As of December 31, 2020, our maximum risk of loss related to securitization VIEs in which we were not the primary beneficiary was $19.5 million on a fair value basis.

As of December 31, 2020, the securitization VIEs which we do not consolidate had debt obligations to beneficial interest holders with unpaid principal balances, excluding the notional value of interest-only securities, of $4.0 billion. The corresponding assets are comprised primarily of commercial mortgage loans with unpaid principal balances corresponding to the amounts of the outstanding debt obligations.

We also hold passive non-controlling interests in certain unconsolidated entities that are considered VIEs. We are not the primary beneficiaries of these VIEs as we do not possess the power to direct the activities of the VIEs that most significantly impact their economic performance and therefore report our interests, which totaled $25.1 million as of December 31, 2020, within investment in unconsolidated entities on our consolidated balance sheet. Our maximum risk of loss is limited to our carrying value of the investments.

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

For the years ended December 31, 2020, 2019 and 2018, approximately $76.6 million, $77.0 million and $73.2 million, respectively, was incurred for base management fees. In April 2020, our board of directors authorized the payment of our first quarter base management fee of $19.1 million in 1,422,143 shares of our common stock. As of December 31, 2020 and 2019, there were $19.2 million and $19.3 million, respectively, of unpaid base management fees included in related-party payable in our consolidated balance sheets.

Incentive Fee. Our Manager is entitled to be paid the incentive fee described below with respect to each calendar quarter if (1) our Core Earnings (as defined below) for the previous 12-month period exceeds an 8% threshold, and (2) our Core Earnings for the 12 most recently completed calendar quarters is greater than zero.

The incentive fee is an amount, not less than zero, equal to the difference between (1) the product of (x) 20% and (y) the difference between (i) our Core Earnings for the previous 12-month period, and (ii) the product of (A) the weighted average of the issue price per share of our common stock of all of our public offerings and including issue price per equity security of subsidiaries issued in exchange for properties multiplied by the weighted average number of all shares of common stock outstanding (including any RSUs, any RSAs and other shares of common stock underlying awards granted under our equity incentive plans) and equity securities of subsidiaries issued in exchange for properties in such previous 12-month period, and (B) 8%, and (2) the sum of any incentive fee paid to our Manager with respect to the first three calendar quarters of such previous 12-month period. One half of each quarterly installment of the incentive fee is payable in shares of our common stock so long as the ownership of such additional number of shares by our Manager would not violate the 9.8% stock ownership limit set forth in our charter, after giving effect to any waiver from such limit that our board of directors may grant in the future. The remainder of the incentive fee is payable in cash. The number of shares to be issued to our Manager is equal to the dollar amount of the portion of the quarterly installment of the incentive fee payable in shares divided by the average of the closing prices of our common stock on the NYSE for the five trading days prior to the date on which such quarterly installment is paid.

Core Earnings is defined as GAAP net income (loss) excluding non-cash equity compensation expense, the incentive fee, depreciation and amortization of real estate and associated intangibles, acquisition costs associated with successful acquisitions, any unrealized gains, losses or other non-cash items recorded in net income for the period, regardless of whether such items are included in OCI, or in net income and, to the extent deducted from net income (loss), distributions payable with respect to equity securities of subsidiaries issued in exchange for properties. The amount is adjusted to exclude one-time events pursuant to changes in GAAP and certain other non-cash adjustments as determined by our Manager and approved by a majority of our independent directors.

For the years ended December 31, 2020, 2019 and 2018, approximately $30.8 million, $20.2 million and $41.4 million, respectively, was incurred for incentive fees. As of December 31, 2020 and 2019, there were $15.0 million and $18.1 million, respectively, of unpaid incentive fees included in related-party payable in our consolidated balance sheets.

Expense Reimbursement. We are required to reimburse our Manager for operating expenses incurred by our Manager on our behalf. In addition, pursuant to the terms of the Management Agreement, we are required to reimburse our Manager for the cost of legal, tax, consulting, accounting and other similar services rendered for us by our Manager’s personnel provided that such costs are no greater than those that would be payable if the services were provided by an independent third party. The expense reimbursement is not subject to any dollar limitations but is subject to review by our independent directors. For the years ended December 31, 2020, 2019 and 2018, approximately $8.5 million, $7.7 million and $7.7 million, respectively, was incurred for executive compensation and other reimbursable expenses and recognized within general and administrative expenses in our consolidated statements of operations. As of December 31, 2020 and 2019, there were $5.0 million and $3.5 million, respectively, of unpaid reimbursable executive compensation and other expenses included in related-party payable in our consolidated balance sheets.

Equity Awards. In certain instances, we issue RSAs to certain employees of affiliates of our Manager who perform services for us. During the years ended December 31, 2020, 2019 and 2018, we granted 341,635, 182,861 and 252,375 RSAs, respectively, at grant date fair values of $3.9 million, $4.1 million and $5.3 million, respectively. Expenses related to the vesting of awards to employees of affiliates of our Manager were $3.4 million, $4.1 million and $2.9 million during the years ended December 31, 2020, 2019 and 2018, respectively, and are reflected in general and administrative expenses in our consolidated statements of operations. These shares generally vest over a three-year period.

Payments to Manager Employees.  During the year ended December 31, 2018, we made a cash payment of $1.3 million directly to an employee of our Manager in connection with the Company’s Infrastructure Lending Segment acquisition which was recognized within general and administrative expenses in our consolidated statement of operations for that year.  No cash payments were made directly to employees of our Manager during the years ended December 31, 2020 and 2019.

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

Manager Equity Plan

In May 2017, the Company’s shareholders approved the Starwood Property Trust, Inc. 2017 Manager Equity Plan (the “2017 Manager Equity Plan”), which replaced the Starwood Property Trust, Inc. Manager Equity Plan (“Manager Equity Plan”). In November 2020, we granted 1,800,000 RSUs to our Manager under the 2017 Manager Equity Plan. In September 2019, we granted 1,200,000 RSUs to our Manager under the 2017 Manager Equity Plan. In April 2018, we granted 775,000 RSUs to our Manager under the 2017 Manager Equity Plan. In March 2017, we granted 1,000,000 RSUs to our Manager under the Manager Equity Plan. In May 2015, we granted 675,000 RSUs to our Manager under the Manager Equity Plan. In connection with these grants and prior similar grants, we recognized share-based compensation expense of $18.0 million, $20.2 million and $12.6 million within management fees in our consolidated statements of operations for the years ended December 31, 2020, 2019 and 2018, respectively. Refer to Note 17 for further discussion of these grants.

Investments in Loans and Securities

In August 2020, the Company received a $245.0 million partial repayment on a $339.2 million first mortgage and mezzanine loan that was originated in August 2017 related to an office campus located in Irvine, California. An affiliate of our Manager has a non-controlling equity interest in the borrower. As of December 31, 2020, the outstanding balance of this loan was $29.4 million.

In March 2020, a £75.0 million first mortgage that was co-originated with SEREF in June 2016 for the development of a three-property mixed use portfolio located in Greater London was paid off in full.

In January 2020, the Company originated a $3.5 million bridge loan to a third party borrower for the development and recapitalization of luxury cabin rentals.  In February 2020, the bridge loan was repaid, and the Company originated a $99.0 million first mortgage loan to the same borrower.  The loan bears interest at a fixed rate of 10.5% plus fees and contains a term of 36 months with two one-year extension options.  Certain members of our executive team and board of directors own equity interests in the borrower.  As of December 31, 2020, the outstanding balance of this loan was $45.3 million.

In January 2020, the Company co-originated a €70.3 million mezzanine loan with SEREF, an affiliate of our Manager, to the third party that acquired our property portfolio in Ireland in December 2019. The Company and SEREF each originated €35.2 million and the loan matures in October 2025. As of December 31, 2020, the full amount of this loan was outstanding.

During the years ended December 31, 2020, 2019 and 2018, the Company acquired $244.4 million, $353.0 million and $135.6 million, respectively, of loans from a residential mortgage originator in which it holds an equity interest. In September 2020, the Company amended a $4.5 million subordinated loan to this residential mortgage originator, which was entered into in June 2018, to extend the maturity from September 2020 to September 2021. Such loan had been amended in September and October 2019 to extend the maturity from September 2019 to September 2020 and increase the total commitment from $2.0 million to $4.5 million. Refer to Note 8 for further discussion.

In November 2019, the Company and SEREF, an affiliate of our Manager, each originated €39.0 million of a €192.0 million first mortgage and subordinated loan. The loan was to a third party borrower for the acquisition of an office portfolio located in Spain. The loan matures in November 2023. In December 2019, we sold the first mortgage of €15.0 million and as of December 31, 2020, the outstanding balance of this loan was €21.3 million.

In September 2019, the Company co-originated a €73.6 million first mortgage loan with SEREF, an affiliate of our Manager. The loan was to a third party borrower for the development of a Grade A office building and convention center in Dublin, Ireland. The Company originated €58.9 million of the loan and SEREF originated €14.7 million. The loan matures in May 2022. As of December 31, 2020, the outstanding balance of this loan was €14.2 million.

In February 2019, the Company acquired a $60.0 million participation in a $925.0 million first priority infrastructure term loan. In April 2019 and July 2019, the Company acquired participations of $5.0 million and $16.0 million, respectively, in a $350.0 million upsize to the term loan. The loan is secured by five domestic natural gas power plants. An affiliate of our Manager, Starwood Energy Group, is the borrower under the term loan. As of December 31, 2020, the outstanding participation balance in this term loan was $78.3 million.

In March 2019, the Company originated a $22.5 million loan to refinance the debt of a commercial real estate partnership in which we hold a 50% equity interest.

In December 2018, the Company co-originated a £62.5 million mezzanine loan for the development of a residential and hotel property located in Central London with SEREF, an affiliate of our Manager. We originated £21.3 million of the loan and SEREF originated £41.2 million. The loan matures in December 2021. As of December 31, 2020, the outstanding balance of this loan was £20.6 million

In June 2018, a subordinate CMBS investment in a securitization issued by an affiliate of our Manager was paid off in full. We acquired the security, which was secured by five regional malls in Ohio, California and Washington, for $84.1 million in December 2013. In January 2016, we acquired an additional $9.7 million of this subordinate CMBS investment.

In March 2018, the Company acquired a €55.0 million newly-originated loan participation from SEREF, which is secured by a luxury resort in Estepona, Spain. The loan matures in March 2023. As of December 31, 2020, the outstanding balance of this loan was €52.8 million.

In February 2018, a GBP denominated first mortgage loan that we had co-originated with SEREF in November 2013, which was secured by Centre Point, an iconic tower located in Central London, England, was repaid in full.

In January 2018, the Company acquired a $130.0 million first mortgage participation from an unaffiliated third party. The loan is secured by four U.S. power plants that each have long-term power purchase agreements with investment grade counterparties. The borrower is an affiliate of our Manager. As of December 31, 2020, the outstanding balance of this loan was $64.1 million.

In December 2012, the Company acquired 9,140,000 ordinary shares in SEREF, a debt fund that is externally managed by an affiliate of our Manager and is listed on the London Stock Exchange, for approximately $14.7 million, which equated to approximately 4% ownership of SEREF. As of December 31, 2020, our shares represent an approximate 2% interest in SEREF. Refer to Note 6 for additional details.

Investment in Unconsolidated Entities

In October 2014, we committed $150 million for a 33% equity interest in four regional shopping malls (the “Retail Fund”). In August 2017, we funded the remaining $15.5 million capital commitment associated with this investment.  During the years ended December 31, 2019 and 2018, we recognized a loss of $114.4 million and earnings of $3.7 million, respectively. No earnings or losses were recognized during the year ended December 31, 2020. During the period included in our year ended December 31, 2019, the Retail Fund reported unrealized decreases in the fair value of its real estate properties, which resulted in a $47.2 million decrease to our investment. In addition, we provided an impairment charge of $71.9 million against the remainder of the investment based on our estimate of the fair value of the underlying retail assets as of December 31, 2019. Refer to Note 8 for further detail. The Retail Fund was established for the purpose of acquiring and operating four leading regional shopping malls located in Florida, Michigan, North Carolina and Virginia. All leasing services and asset management functions for the properties are conducted by an affiliate of our Manager which specializes in redeveloping, managing and repositioning retail real estate assets. In addition, another affiliate of our Manager serves as general partner of the Retail Fund.

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

Acquisitions from Consolidated CMBS Trusts

Our Investing and Servicing Segment acquires interests in properties for its REIS Equity Portfolio from CMBS trusts, some of which are consolidated as VIEs on our balance sheet. Acquisitions from consolidated VIEs are reflected as repayment of debt of consolidated VIEs in our consolidated statements of cash flows. During the years ended December 31, 2019 and 2018, we acquired $8.6 million and $27.7 million, respectively, of net real estate assets from consolidated CMBS trusts for a total gross purchase price of $8.8 million and $28.0 million, respectively. There were no net real estate assets acquired from consolidated CMBS trusts during the year ended December 31, 2020. Refer to Note 3 for further discussion of these acquisitions.

Acquisitions from Consolidated RMBS Trusts

When our Commercial and Residential Lending Segment exercises an optional redemption right in a securitization VIE, it unwinds the securitization structure and acquires the underlying loans from the VIE. Acquisitions of loans from consolidated VIEs are reflected as repayment of debt of consolidated VIEs in our consolidated statements of cash flows. During the year ended December 31, 2020, we acquired $176.6 million of residential loans from consolidated RMBS trusts at their par amounts. Refer to Note 12 for further discussion of these acquisitions.

Other Related-Party Arrangements

During the year ended December 31, 2016, we established a co-investment fund which provides key personnel with the opportunity to invest in certain properties included in our REIS Equity Portfolio. These personnel include certain of our employees as well as employees of affiliates of our Manager (collectively, “Fund Participants”). The fund carries an aggregate commitment of $15.0 million and owns a 10% equity interest in certain REIS Equity Portfolio properties acquired subsequent to January 1, 2015. As of December 31, 2020, Fund Participants have funded $4.9 million of the capital commitment, and it is our current expectation that there will be no additional funding of the commitment. The capital contributed by Fund Participants is reflected on our consolidated balance sheets as non-controlling interests in consolidated subsidiaries. In an effort to retain key personnel, the fund provides for disproportionate distributions which allows Fund Participants to earn an incremental 60% on all operating cash flows attributable to their capital account, net of a 5% preferred return to us as general partner of the fund. Amounts earned by Fund Participants pursuant to this waterfall are reflected within net income attributable to non-controlling interests in our consolidated statements of operations. During the years ended December 31, 2020, 2019 and 2018, the non-controlling interests related to this fund received cash distributions of $1.8 million, $1.3 million and $2.0 million, respectively.

Highmark Residential (“Highmark”), an affiliate of our Manager, now provides property management services for all 32 properties within our Woodstar I Portfolio. Fees paid to Highmark are calculated as a percentage of gross receipts and are at market terms. During the years ended December 31, 2020, 2019 and 2018, property management fees to Highmark of $2.1 million, $1.6 million and $0.1 million, respectively, were recognized in our consolidated statements of operations.

17. Stockholders’ Equity and Non-Controlling Interests

The Company’s authorized capital stock consists of 100,000,000 shares of preferred stock, $0.01 par value per share, and 500,000,000 shares of common stock, $0.01 par value per share.

In May 2014, we established the Starwood Property Trust, Inc. Dividend Reinvestment and Direct Stock Purchase Plan (the “DRIP Plan”), which provides stockholders with a means of purchasing additional shares of our common stock by reinvesting the cash dividends paid on our common stock and by making additional optional cash purchases. Shares of our common stock purchased under the DRIP Plan will either be issued directly by the Company or purchased in the open market by the plan administrator. The Company may issue up to 11.0 million shares of common stock under the DRIP Plan. During the years ended December 31, 2020, 2019 and 2018, shares issued under the DRIP Plan were not material.

In May 2014, we entered into an amended and restated At-The-Market Equity Offering Sales Agreement (the “ATM Agreement”) with Merrill Lynch, Pierce, Fenner & Smith Incorporated to sell shares of the Company’s common stock of up to $500.0 million from time to time, through an “at the market” equity offering program. Sales of shares under the ATM Agreement are made by means of ordinary brokers’ transactions on the NYSE or otherwise at market prices prevailing at the time of sale or at negotiated prices. During the years ended December 31, 2020, 2019 and 2018, there were no shares issued under the ATM Agreement.

In February 2020, our board of directors authorized the repurchase of up to $400.0 million of our outstanding common shares and Convertible Notes over a period of one year. Purchases made pursuant to the program will be made either in the open market or in privately negotiated transactions from time to time as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases are discretionary and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. During the year ended December 31, 2020, we repurchased 2,268,551 shares of common stock for $33.8 million and no Convertible Notes under our repurchase program. As of December 31, 2020, we had $366.2 million of remaining capacity to repurchase common stock and/or Convertible Notes under the repurchase program. During the year ended December 31, 2018, we repurchased 573,255 shares of common stock for $12.1 million and no Convertible Notes repurchases under a previous repurchase program which expired in January 2019.

During the years ended December 31, 2019 and 2018, we issued 3.6 million shares and 12.4 million shares, respectively, in connection with the settlement of $78.0 million and $263.4 million, respectively, of our 2019 Convertible Notes. Refer to Note 11 for further discussion.

Our board of directors declared the following dividends during the years ended December 31, 2020, 2019 and 2018:

Declaration Date	Record Date	Ex-Dividend Date	Payment Date	Amount	Frequency
12/9/20	12/31/20	12/30/20	1/15/21	$0.48	Quarterly
9/16/20	9/30/20	9/29/20	10/15/20	0.48	Quarterly
6/16/20	6/30/20	6/29/20	7/15/20	0.48	Quarterly
2/25/20	3/31/20	3/30/20	4/15/20	0.48	Quarterly
11/8/19	12/31/19	12/30/19	1/15/20	0.48	Quarterly
8/7/19	9/30/19	9/27/19	10/15/19	0.48	Quarterly
5/8/19	6/28/19	6/27/19	7/15/19	0.48	Quarterly
2/28/19	3/29/19	3/28/19	4/15/19	0.48	Quarterly
11/9/18	12/31/18	12/28/18	1/15/19	0.48	Quarterly
8/8/18	9/28/18	9/27/18	10/15/18	0.48	Quarterly
5/4/18	6/29/18	6/28/18	7/13/18	0.48	Quarterly
2/28/18	3/30/18	3/28/18	4/13/18	0.48	Quarterly

Equity Incentive Plans

In May 2017, the Company’s shareholders approved the 2017 Manager Equity Plan and the Starwood Property Trust, Inc. 2017 Equity Plan (the “2017 Equity Plan”), which allow for the issuance of up to 11,000,000 stock options, stock appreciation rights, RSAs, RSUs or other equity-based awards or any combination thereof to the Manager, directors, employees, consultants or any other party providing services to the Company. The 2017 Manager Equity Plan succeeds and replaces the Manager Equity Plan and the 2017 Equity Plan succeeds and replaces the Starwood Property Trust, Inc. Equity Plan (the “Equity Plan”) and the Starwood Property Trust, Inc. Non-Executive Director Stock Plan (the “Non-Executive Director Stock Plan”). As of December 31, 2020, 4,709,531 share awards were available to be issued under either the 2017 Manager Equity Plan or the 2017 Equity Plan, determined on a combined basis.

To date, we have only granted RSAs and RSUs under the equity incentive plans. The holders of awards of RSAs or RSUs are entitled to receive dividends or “distribution equivalents” beginning on either the award’s effective date or vest date, depending on the terms of the award.

The table below summarizes our share awards granted or vested under the Manager Equity Plan and the 2017 Manager Equity Plan during the years ended December 31, 2020, 2019 and 2018 (dollar amounts in thousands):

Grant Date	Type	Amount Granted	Grant Date Fair Value	Vesting Period
November 2020	RSU	1,800,000	$30,078	3 years
September 2019	RSU	1,200,000	29,484	(1)
April 2018	RSU	775,000	16,329	3 years
March 2017	RSU	1,000,000	22,240	3 years
May 2015	RSU	675,000	16,511	3 years
(1)	Of the amount granted, 218,898 vested immediately on the grant date and the remaining amount vests over a three-year period.

During the years ended December 31, 2020, 2019 and 2018, we granted 1,014,753, 520,236 and 851,170 RSAs, respectively, under the 2017 Equity Plan to a select group of eligible participants which includes our employees, directors and employees of our Manager who perform services for us. The awards were granted based on the market price of the Company’s common stock on the respective grant date and generally vest over a three-year period. Expenses related to the vesting of these awards are reflected in general and administrative expenses in our consolidated statements of operations. No RSUs were granted under the 2017 Equity Plan during the years ended December 31, 2020, 2019 and 2018.

The following shares of common stock were issued, without restriction, to our Manager as part of the incentive and base management compensation due under the Management Agreement during the years ended December 31, 2020, 2019 and 2018:

Timing of Issuance	Shares of Common Stock Issued	Price per share
May 2020	2,065,322	(1)
February 2020	355,910	$25.51
November 2019	38,942	24.08
March 2019	495,363	22.16
November 2018	98,026	21.94
August 2018	131,179	21.67
May 2018	224,071	21.49
March 2018	545,641	20.13
(1)	1,422,143 shares of common stock were issued with a share price of $13.42 relating to the first quarter base management fee. 643,179 shares of common stock were issued with a share price of $12.25 relating to the first quarter incentive fee.

The following table summarizes our share-based compensation expenses during the years ended December 31, 2020, 2019 and 2018 (in thousands):

	For the year ended December 31,
	2020	2019	2018
Management fees:
Manager incentive fee	$15,405	$10,082	$20,700
Base management fee	19,088	—	—
2017 Manager Equity Plan (1)	17,987	20,255	12,573
	52,480	30,337	33,273
General and administrative:
2017 Equity Plan (1)	13,254	15,900	10,185
	13,254	15,900	10,185
Total share-based compensation expense (2)	$65,734	$46,237	$43,458
(1)	Share-based compensation expense relating to the Manager Equity Plan is reflected within the 2017 Manager Equity Plan. Share-based compensation expense relating to the Non-Executive Director Stock Plan and the Equity Plan are reflected within the 2017 Equity Plan.
(2)	The income tax benefit associated with the share-based compensation expense for the years ended December 31, 2020, 2019 and 2018 was immaterial.

Schedule of Non-Vested Shares and Share Equivalents (1)

		2017		Weighted Average
	2017	Manager		Grant Date Fair
	Equity Plan	Equity Plan	Total	Value (per share)
Balance as of January 1, 2020	1,413,170	1,305,597	2,718,767	$22.74
Granted	1,014,753	1,800,000	2,814,753	14.64
Vested	(807,854)	(818,701)	(1,626,555)	21.93
Forfeited	(25,464)	—	(25,464)	14.06
Balance as of December 31, 2020	1,594,605	2,286,896	3,881,501	17.26
(1)	Equity-based award activity for awards granted under the Equity Plan and Non-Executive Director Stock Plan is reflected within the 2017 Equity Plan column, and for awards granted under the Manager Equity Plan, within the 2017 Manager Equity Plan column.

The weighted average grant date fair value per share of grants during the years ended December 31, 2020, 2019 and 2018 was $14.64, $24.01 and $21.20, respectively.

Vesting Schedule

	2017 Equity	2017 Manager
	Plan	Equity Plan	Total
2021	790,918	991,619	1,782,537
2022	487,506	845,277	1,332,783
2023	316,181	450,000	766,181
Total	1,594,605	2,286,896	3,881,501

As of December 31, 2020, there was approximately $56.1 million of total unrecognized compensation costs related to unvested share-based compensation arrangements which are expected to be recognized over a weighted average period of 2.2 years. The total fair value of shares vested during the years ended December 31, 2020, 2019 and 2018 were $35.7 million, $33.2 million and $18.3 million, respectively, as of the respective vesting dates.

Non-Controlling Interests in Consolidated Subsidiaries

As discussed in Note 3, in connection with our Woodstar II Portfolio acquisitions, we issued 10.2 million Class A Units in our consolidated subsidiary, SPT Dolphin, and rights to receive an additional 1.9 million Class A Units if certain contingent events occur. During the years ended December 31, 2020, 2019 and 2018, we issued 0.1 million, 0.1 million and 1.7 million, respectively, of the total 1.9 million contingent Class A Units to the Contributors. The Class A Units are redeemable for consideration equal to the current share price of the Company’s common stock on a one-for-one basis, with the consideration paid in either cash or the Company’s common stock, at the determination of the Company. During the year ended December 31, 2020, redemptions of 0.5 million of the Class A Units were received, of which 0.4 million were settled in common stock and 0.1 million were settled for $1.3 million in cash. During the year ended December 31, 2019, redemptions of 1.0 million of the Class A Units were received and settled in common stock. No Class A Units were redeemed during the year ended December 31, 2018. In consolidation, the outstanding Class A Units are reflected as non-controlling interests in consolidated subsidiaries on our consolidated balance sheets, the balance of which was $226.7 million and $235.9 million as of December 31, 2020 and 2019, respectively.

To the extent SPT Dolphin has sufficient cash available, the Class A Units earn a preferred return indexed to the dividend rate of the Company’s common stock. Any distributions made pursuant to this waterfall are recognized within net income attributable to non-controlling interests in our consolidated statements of operations. During the years ended December 31, 2020, 2019 and 2018, we recognized net income attributable to non-controlling interests of $20.4 million, $21.6 million and $17.6 million, respectively, associated with these Class A Units.

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

Because the CMBS JV was deemed a VIE for which we were the primary beneficiary (see Note 15), this transaction was not recognized as a sale for GAAP purposes. Instead, the 49% interest of our joint venture partner is reflected as a non-controlling interest in consolidated subsidiaries on our consolidated balance sheets, and any net income attributable to this 49% joint venture interest is reflected within net income attributable to non-controlling interests in our consolidated statement of operations. The non-controlling interests in the CMBS JV were $126.7 million and $175.6 million as of December 31, 2020 and 2019, respectively. During the year ended December 31, 2020, net income attributable to non-controlling interests was $9.3 million. During the year ended December 31, 2019, net income attributable to non-controlling interests was immaterial.

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

18. Earnings per Share

The following table provides a reconciliation of net income and the number of shares of common stock used in the computation of basic EPS and diluted EPS (amounts in thousands, except per share amounts):

	For the Year Ended December 31,
	2020	2019	2018
Basic Earnings
Income attributable to STWD common stockholders	$331,689	$509,664	$385,830
Less: Income attributable to participating shares not already deducted as non-controlling interests	(5,216)	(3,873)	(3,592)
Basic earnings	$326,473	$505,791	$382,238

Diluted Earnings
Income attributable to STWD common stockholders	$331,689	$509,664	$385,830
Less: Income attributable to participating shares not already deducted as non-controlling interests	(5,216)	(3,873)	(3,592)
Add: Interest expense on Convertible Notes (1)	*	12,354	25,148
Add: Loss on extinguishment of Convertible Notes (1)	*	—	2,099
Diluted earnings	$326,473	$518,145	$409,485

Number of Shares:
Basic — Average shares outstanding	281,978	279,337	265,279
Effect of dilutive securities — Convertible Notes (1)	*	9,805	22,659
Effect of dilutive securities — Contingently issuable shares	383	360	546
Effect of dilutive securities — Unvested non-participating shares	122	210	—
Diluted — Average shares outstanding	282,483	289,712	288,484

Earnings Per Share Attributable to STWD Common Stockholders:
Basic	$1.16	$1.81	$1.44
Diluted	$1.16	$1.79	$1.42
(1)	The Company does not intend to fully settle the principal amount of the Convertible Notes in cash upon conversion. Accordingly, under GAAP, the dilutive effect to EPS for the years ended December 31, 2020, 2019 and 2018 is determined using the “if-converted” method whereby interest expense or any loss on extinguishment of our Convertible Notes is added back to the diluted EPS numerator and the full number of potential shares contingently issuable upon their conversion is included in the diluted EPS denominator, if dilutive. Refer to Note 11 for further discussion.

*Our Convertible Notes were not dilutive for the year ended December 31, 2020.

As of December 31, 2020, 2019 and 2018, participating shares of 14.4 million, 13.3 million and 13.8 million, respectively, were excluded from the computation of diluted shares as their effect was already considered under the more dilutive two-class method used above. Such participating shares at December 31, 2020, 2019 and 2018 included 10.6 million, 11.0 million and 11.9 million potential shares, respectively, of our common stock issuable upon redemption of the Class A Units in SPT Dolphin, as discussed in Note 17.

19. Accumulated Other Comprehensive Income

The changes in AOCI by component are as follows (amounts in thousands):

		Cumulative
		Unrealized Gain
	Effective Portion of	(Loss) on	Foreign
	Cumulative Loss on	Available-for-	Currency
	Cash Flow Hedges	Sale Securities	Translation	Total
Balance at January 1, 2018	$25	$57,889	$12,010	$69,924
OCI before reclassifications	8	(1,390)	(6,865)	(8,247)
Amounts reclassified from AOCI	(33)	(2,984)	—	(3,017)
Net period OCI	(25)	(4,374)	(6,865)	(11,264)
Balance at December 31, 2018	—	53,515	5,145	58,660
OCI before reclassifications	—	(2,460)	(3,665)	(6,125)
Amounts reclassified from AOCI	—	(59)	(1,544)	(1,603)
Net period OCI	—	(2,519)	(5,209)	(7,728)
Balance at December 31, 2019	—	50,996	(64)	50,932
OCI before reclassifications	—	(6,939)	—	(6,939)
Amounts reclassified from AOCI	—	—	—	—
Net period OCI	—	(6,939)	—	(6,939)
Balance at December 31, 2020	$—	$44,057	$(64)	$43,993

The reclassifications out of AOCI impacted the consolidated statements of operations for the years ended December 31, 2020, 2019 and 2018 as follows (amounts in thousands):

	Amounts Reclassified from
	AOCI during the Year			Affected Line Item
	Ended December 31,			in the Statements
Details about AOCI Components	2020	2019	2018	of Operations
Gain on cash flow hedges:
Interest rate contracts	—	—	$33	Interest expense
Unrealized gains on available-for-sale securities:
Interest realized upon collection	$—	$59	46	Interest income from investment securities
Net realized gain on sale of investment	—	—	2,938	Gain on sale of investments and other assets, net
Total	—	59	2,984
Foreign currency translation:
Foreign currency gain from sale of Ireland Portfolio	—	1,544	—	Gain on sale of investments and other assets, net
Total reclassifications for the period	$—	$1,603	$3,017

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

Loans held-for-sale and loans held-for-investment, residential

We measure the fair value of our residential loans held-for-sale and held-for-investment based on the net present value of expected future cash flows using a combination of observable and unobservable inputs. Observable market participant assumptions include pricing related to trades of residential loans with similar characteristics. Unobservable inputs include the expectation of future cash flows, which involves judgments about the underlying collateral, the creditworthiness of the borrower, estimated prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors. At each measurement date, we consider both the observable and unobservable valuation inputs in the determination of fair value. However, given the significance of the unobservable inputs, these loans have been classified within Level III.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level II of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level III inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of December 31, 2020 and 2019, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level II of the fair value hierarchy.

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

Fair Value Disclosures

The following tables present our financial assets and liabilities carried at fair value on a recurring basis in the consolidated balance sheets by their level in the fair value hierarchy as of December 31, 2020 and 2019 (amounts in thousands):

	December 31, 2020
	Total	Level I	Level II	Level III
Financial Assets:
Loans under fair value option	$1,022,979	$—	$—	$1,022,979
RMBS	167,349	—	—	167,349
CMBS	19,457	—	—	19,457
Equity security	11,247	11,247	—	—
Domestic servicing rights	13,202	—	—	13,202
Derivative assets	40,555	—	40,555	—
VIE assets	64,238,328	—	—	64,238,328
Total	$65,513,117	$11,247	$40,555	$65,461,315
Financial Liabilities:
Derivative liabilities	$41,324	$—	$41,324	$—
VIE liabilities	62,776,371	—	60,756,495	2,019,876
Total	$62,817,695	$—	$60,797,819	$2,019,876

	December 31, 2019
	Total	Level I	Level II	Level III
Financial Assets:
Loans under fair value option	$1,436,194	$—	$—	$1,436,194
RMBS	189,576	—	—	189,576
CMBS	37,360	—	12,352	25,008
Equity security	12,664	12,664	—	—
Domestic servicing rights	16,917	—	—	16,917
Derivative assets	28,943	—	28,943	—
VIE assets	62,187,175	—		62,187,175
Total	$63,908,829	$12,664	$41,295	$63,854,870
Financial Liabilities:
Derivative liabilities	$8,740	$—	$8,740	$—
VIE liabilities	60,743,494	—	58,206,102	2,537,392
Total	$60,752,234	$—	$58,214,842	$2,537,392

The changes in financial assets and liabilities classified as Level III are as follows for the years ended December 31, 2020 and 2019 (amounts in thousands):

				Domestic
	Loans at			Servicing		VIE
	Fair Value	RMBS	CMBS	Rights	VIE Assets	Liabilities	Total
January 1, 2019 balance	$671,282	209,079	25,228	20,557	53,446,364	(1,441,446)	$52,931,064
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	71,337	—	505	(3,640)	(1,250,935)	47,308	(1,135,425)
Net accretion	—	9,945	—	—	—	—	9,945
Included in OCI	—	(2,519)	—	—	—	—	(2,519)
Purchases / Originations	4,015,167	—	5,165	—	—	—	4,020,332
Sales	(2,951,713)	—	(7,326)	—	—	—	(2,959,039)
Issuances	—	—	—	—	—	(116,273)	(116,273)
Cash repayments / receipts	(144,066)	(26,929)	(11,348)	—	—	(16,093)	(198,436)
Transfers into Level III	—	—	5,350	—	—	(1,728,562)	(1,723,212)
Transfers out of Level III	(225,813)	—	—	—	—	991,378	765,565
Consolidation of VIEs	—	—	—	—	10,368,817	(311,748)	10,057,069
Deconsolidation of VIEs	—	—	7,434	—	(377,071)	38,044	(331,593)
December 31, 2019 balance	1,436,194	189,576	25,008	16,917	62,187,175	(2,537,392)	61,317,478
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	133,124	—	6,991	(3,715)	(2,405,599)	128,747	(2,140,452)
Net accretion	—	10,712	—	—	—	—	10,712
Included in OCI	—	(6,939)	—	—	—	—	(6,939)
Purchases / Originations	2,304,924	—	—	—	—	—	2,304,924
Sales	(2,802,722)	—	(7,940)	—	—	—	(2,810,662)
Issuances	—	—	—	—	—	(29,927)	(29,927)
Cash repayments / receipts	(225,155)	(26,000)	(4,829)	—	—	(9,901)	(265,885)
Transfers into Level III	—	—	—	—	—	(1,393,905)	(1,393,905)
Transfers out of Level III	—	—	—	—	—	1,902,944	1,902,944
Transfers within Level III	176,614	—	—	—	(176,614)	—	—
Consolidation of VIEs	—	—	—	—	4,665,636	(101,690)	4,563,946
Deconsolidation of VIEs	—	—	227	—	(32,270)	21,248	(10,795)
December 31, 2020 balance	$1,022,979	$167,349	$19,457	$13,202	$64,238,328	$(2,019,876)	$63,441,439
Amount of unrealized (losses) gains attributable to assets still held at December 31, 2020:
Included in earnings	$26,041	10,712	1,127	(3,715)	(2,327,393)	128,747	$(2,164,481)
Included in OCI	—	(6,939)	—	—	—	—	(6,939)
Amount of unrealized (losses) gains included in earnings attributable to assets still held at December 31, 2019	(4,459)	9,858	(666)	(3,640)	(1,250,935)	47,308	(1,202,534)

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

The following table presents the fair values, all of which are classified in Level III of the fair value hierarchy, of our financial instruments not carried at fair value on the consolidated balance sheets (amounts in thousands):

	December 31, 2020		December 31, 2019
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets not carried at fair value:
Loans held-for-investment and loans held-for-sale	$11,116,929	$11,107,316	$10,034,030	$10,086,372
HTM debt securities	538,605	515,253	570,638	568,727
Financial liabilities not carried at fair value:
Secured financing agreements and CLO	$11,076,744	$11,108,364	$9,834,108	$9,826,511
Unsecured senior notes	1,732,520	1,786,667	1,928,622	2,022,283

The following is quantitative information about significant unobservable inputs in our Level III measurements for those assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

	Carrying Value at	Valuation	Unobservable	Range (Weighted Average) as of (1)
	December 31, 2020	Technique	Input	December 31, 2020	December 31, 2019
Loans under fair value option	$1,022,979	Discounted cash flow, market pricing	Coupon (d)	3.3% - 9.7% (5.9%)	3.4% - 5.9%
			Remaining contractual term (d)	7.3 - 39.3 years (26.3 years)	8.3 - 39.9 years
			FICO score (a)	519 - 823 (727)	580 - 823
			LTV (b)	5% - 94% (68%)	6% - 94%
			Purchase price (d)	84.4% - 104.8% (99.8%)	85.6% - 104.8%
RMBS	167,349	Discounted cash flow	Constant prepayment rate (a)	3.6% - 19.4% (7.6%)	3.1% - 24.9%
			Constant default rate (b)	0.7% - 5.4% (2.4%)	0.5% - 5.0%
			Loss severity (b)	0% - 85% (20%) (f)	0% - 93% (f)
			Delinquency rate (c)	10% - 32% (19%)	5% - 29%
			Servicer advances (a)	23% - 82% (54%)	27% - 85%
			Annual coupon deterioration (b)	0.0% - 0.9% (0.1%)	0% - 1.6%
			Putback amount per projected total collateral loss (e)	0% -17% (0.8%)	0% - 28%
CMBS	19,457	Discounted cash flow	Yield (b)	0% - 536.6% (7.1%)	0% - 122.9%
			Duration (c)	0 - 7.6 years (5.3 years)	0 - 9.7 years
Domestic servicing rights	13,202	Discounted cash flow	Debt yield (a)	7.50% (7.50%)	7.50%
			Discount rate (b)	15% (15%)	15%
VIE assets	64,238,328	Discounted cash flow	Yield (b)	0% - 312.2% (14.3%)	0% - 690.7%
			Duration (c)	0 - 16.3 years (3.8 years)	0 - 19.2 years
VIE liabilities	(2,019,876)	Discounted cash flow	Yield (b)	0% - 312.2% (14.4%)	0% - 690.7%
			Duration (c)	0 - 10.8 years (3.8 years)	0 - 12.7 years
(1)	Unobservable inputs were weighted by the relative carrying value of the instruments as of December 31, 2020.

Information about Uncertainty of Fair Value Measurements

(a)	Significant increase (decrease) in the unobservable input in isolation would result in a significantly higher (lower) fair value measurement.
(b)	Significant increase (decrease) in the unobservable input in isolation would result in a significantly lower (higher) fair value measurement.
(c)	Significant increase (decrease) in the unobservable input in isolation would result in either a significantly lower or higher (higher or lower) fair value measurement depending on the structural features of the security in question.
(d)	This unobservable input is not subject to variability as of the respective reporting dates.
(e)	Any delay in the putback recovery date leads to a decrease in fair value for the majority of securities in our RMBS portfolio.
(f)	23% and 34% of the portfolio falls within a range of 45% - 80% as of December 31, 2020 and 2019, respectively.

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

Our TRSs engage in various real estate related operations, including special servicing of commercial real estate, originating and securitizing mortgage loans, and investing in entities which engage in real estate-related operations. As of December 31, 2020 and 2019, approximately $1.4 billion and $1.6 billion, respectively, of assets were owned by TRS entities. Our TRSs are not consolidated for U.S. federal income tax purposes, but are instead taxed as corporations. For financial reporting purposes, a provision for current and deferred taxes is established for the portion of earnings recognized by us with respect to our interest in TRSs.

Our income tax provision consisted of the following for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	For the year ended December 31,
	2020	2019	2018
Current
Federal	$5,690	$4,917	$10,508
State	3,201	3,182	3,010
Foreign	195	977	293
Total current	9,086	9,076	13,811
Deferred
Federal	8,213	3,869	1,189
State	2,898	287	330
Total deferred	11,111	4,156	1,519
Total income tax provision	$20,197	$13,232	$15,330

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

	December 31,
	2020	2019
Deferred tax asset, net
Reserves and accruals	$4,571	$4,017
Domestic intangible assets	(1,672)	8,185
Lease assets	(310)	(1,950)
Lease liabilities	579	2,752
Investment in unconsolidated entities	(1,236)	(116)
Deferred income	—	19
Net operating and capital loss carryforwards	974	885
Other U.S. temporary differences	2	228
Net deferred tax assets	$2,908	$14,020

Unrecognized tax benefits were not material as of and during the years ended December 31, 2020 and 2019. The Company’s tax returns are no longer subject to audit for years ended prior to January 1, 2017. The Company had pre-tax income from foreign operations of $0.9 million and $1.4 million during the years ended December 31, 2019 and 2018, respectively. There was no pre-tax income from foreign operations during the year ended December 31, 2020.

The following table is a reconciliation of our U.S. federal income tax determined using our statutory federal tax rate to our reported income tax provision for the years ended December 31, 2020, 2019 and 2018 (dollars in thousands):

	For the Year Ended December 31,
	2020		2019		2018
Federal statutory tax rate	$81,118	21.0%	$115,535	21.0%	$89,571	21.0%
REIT and other non-taxable loss	(58,265)	(15.1)%	(106,301)	(19.3)%	(77,972)	(18.3)%
State income taxes	7,509	1.9%	3,034	0.5%	3,038	0.7%
Federal benefit of state tax deduction	(1,577)	(0.4)%	(637)	(0.1)%	(638)	(0.1)%
Net operating loss carryback rate differential	(3,387)	(0.9)%	—	—%	—	—%
Intra-entity transfer	(5,385)	(1.4)%	—	—%	—	—
Other	184	0.1%	1,601	0.3%	1,331	0.3%
Effective tax rate	$20,197	5.2%	$13,232	2.4%	$15,330	3.6%

There were no valuation allowances during the years ended December 31, 2020, 2019 and 2018.

In response to the COVID-19 pandemic, the U.S. and many other governments have enacted, or are contemplating enacting, measures to provide aid and economic stimulus.  These measures include deferring the due dates of tax payments and other changes to their income and non-income-based tax laws.  The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020 in the U.S., includes measures to assist companies, including temporary changes to income and non-income-based tax laws, and to allow companies to carry back tax net operating losses (“NOLs”) generated in 2018 to 2020 to the five preceding tax years. The Company plans to carry back its NOL generated this year to a year in which the federal tax rate was 35%, resulting in a tax benefit from the NOL carryback for the year ended December 31, 2020. We continue to monitor additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service and others.

22. Commitments and Contingencies

As of December 31, 2020, our Commercial and Residential Lending Segment had future commercial loan funding commitments totaling $1.6 billion, of which we expect to fund $1.3 billion. These future funding commitments primarily relate to construction projects, capital improvements, tenant improvements and leasing commissions.

As of December 31, 2020, our Infrastructure Lending Segment had future infrastructure loan funding commitments totaling $201.2 million, including $121.6 million under revolvers and letters of credit (“LCs”), and $79.6 million under delayed draw term loans. As of December 31, 2020, $19.5 million of revolvers and LCs were outstanding.

In connection with the Infrastructure Lending Segment acquisition, we assumed guarantees of certain borrowers’ performance under existing interest rate swaps.  As of December 31, 2020, we had six outstanding guarantees on interest rate swaps maturing between March 2022 and June 2025. Refer to Note 13 for further discussion.

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

Lease Commitment Disclosures

Our lease commitments consist of corporate office leases and ground leases for investment properties, all of which are classified as operating leases. We sublease some of the space within our corporate offices to third parties. The following lease commitment disclosures do not include leases which have not yet commenced, such as the Miami Beach office lease agreement discussed in Note 16. Our lease costs and sublease income were as follows (in thousands):

	For the Year Ended December 31,
	2020	2019	2018
Operating lease costs	$5,571	$5,634	$4,962
Short-term lease costs	42	115	210
Sublease income	(1,509)	(1,613)	(1,643)
Total lease cost	$4,104	$4,136	$3,529

Information concerning our operating lease liabilities, which are classified within accounts payable, accrued expenses and other liabilities in our consolidated balance sheets as of December 31, 2020 and 2019, is as follows (dollars in thousands):

	For the Year Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities—operating	$6,268	$5,215

	December 31, 2020		December 31, 2019
Weighted-average remaining lease term	7.0	years	6.0	years
Weighted-average discount rate	4.1%		4.4%

Future maturity of operating lease liabilities:
2021	$3,480
2022	1,272
2023	1,281
2024	1,290
2025	1,350
Thereafter	4,461
Total	13,134
Less interest component	(1,691)
Operating lease liability	$11,443

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

The table below presents our results of operations for the year ended December 31, 2020 by business segment (amounts in thousands):

The table below presents our results of operations for the year ended December 31, 2020 by business segment (amounts in thousands):
	Commercial and
	Residential	Infrastructure		Investing
	Lending	Lending	Property	and Servicing			Securitization
	Segment	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Revenues:
Interest income from loans	$665,503	$77,851	$—	$8,589	$—	$751,943	$—	$751,943
Interest income from investment securities	78,490	2,637	—	93,823	—	174,950	(120,538)	54,412
Servicing fees	549	—	—	41,806	—	42,355	(12,721)	29,634
Rental income	4,706	—	255,452	37,670	—	297,828	—	297,828
Other revenues	412	499	293	1,139	—	2,343	(5)	2,338
Total revenues	749,660	80,987	255,745	183,027	—	1,269,419	(133,264)	1,136,155
Costs and expenses:
Management fees	796	—	—	901	125,372	127,069	58	127,127
Interest expense	176,230	40,913	65,390	24,303	113,313	420,149	(386)	419,763
General and administrative	41,972	15,673	4,542	80,039	15,312	157,538	336	157,874
Acquisition and investment pursuit costs	2,406	1,183	12	(29)	—	3,572	—	3,572
Costs of rental operations	3,186	—	97,136	17,354	—	117,676	—	117,676
Depreciation and amortization	1,708	342	76,246	16,109	—	94,405	—	94,405
Credit loss provision (reversal), net	47,256	(4,103)	—	—	—	43,153	—	43,153
Other expense	307	—	531	—	—	838	—	838
Total costs and expenses	273,861	54,008	243,857	138,677	253,997	964,400	8	964,408
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	—	78,258	78,258
Change in fair value of servicing rights	—	—	—	11,415	—	11,415	(15,130)	(3,715)
Change in fair value of investment securities, net	(15,108)	—	—	(51,403)	—	(66,511)	71,904	5,393
Change in fair value of mortgage loans, net	76,897	—	—	56,227	—	133,124	—	133,124
Earnings (loss) from unconsolidated entities	8,779	(767)	—	30,845	—	38,857	(1,540)	37,317
(Loss) gain on sale of investments and other assets, net	(961)	306	—	7,965	—	7,310	—	7,310
(Loss) gain on derivative financial instruments, net	(58,664)	(1,499)	(34,392)	(21,269)	33,646	(82,178)	—	(82,178)
Foreign currency gain (loss), net	42,205	207	(14)	(3)	—	42,395	—	42,395
Loss on extinguishment of debt	(22)	(959)	(2,185)	—	(488)	(3,654)	—	(3,654)
Other (loss) income, net	—	—	(166)	447	—	281	—	281
Total other income (loss)	53,126	(2,712)	(36,757)	34,224	33,158	81,039	133,492	214,531
Income (loss) before income taxes	528,925	24,267	(24,869)	78,574	(220,839)	386,058	220	386,278
Income tax (provision) benefit	(21,091)	(117)	—	1,011	—	(20,197)	—	(20,197)
Net income (loss)	507,834	24,150	(24,869)	79,585	(220,839)	365,861	220	366,081
Net income attributable to non-controlling interests	(14)	—	(20,394)	(13,764)	—	(34,172)	(220)	(34,392)
Net income (loss) attributable to Starwood Property Trust, Inc.	$507,820	$24,150	$(45,263)	$65,821	$(220,839)	$331,689	$—	$331,689

The table below presents our results of operations for the year ended December 31, 2019 by business segment (amounts in thousands):

	Commercial and
	Residential	Infrastructure		Investing
	Lending	Lending	Property	and Servicing			Securitization
	Segment	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Revenues:
Interest income from loans	$610,316	$99,580	$—	$14,117	$—	$724,013	$—	$724,013
Interest income from investment securities	81,255	6,318	—	117,663	—	205,236	(128,607)	76,629
Servicing fees	423	—	—	69,962	—	70,385	(16,089)	54,296
Rental income	—	—	287,094	50,872	—	337,966	—	337,966
Other revenues	1,038	751	409	1,317	26	3,541	(26)	3,515
Total revenues	693,032	106,649	287,503	253,931	26	1,341,141	(144,722)	1,196,419
Costs and expenses:
Management fees	1,495	—	—	72	117,404	118,971	161	119,132
Interest expense	222,118	62,836	76,838	33,621	113,964	509,377	(648)	508,729
General and administrative	29,481	18,260	6,232	87,115	13,681	154,769	343	155,112
Acquisition and investment pursuit costs	1,351	75	217	(587)	—	1,056	—	1,056
Costs of rental operations	2,691	—	95,370	24,921	—	122,982	—	122,982
Depreciation and amortization	1,091	83	92,561	19,587	—	113,322	—	113,322
Credit loss provision, net	2,616	4,510	—	—	—	7,126	—	7,126
Other expense	307	—	1,693	365	—	2,365	—	2,365
Total costs and expenses	261,150	85,764	272,911	165,094	245,049	1,029,968	(144)	1,029,824
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	—	236,309	236,309
Change in fair value of servicing rights	—	—	—	(1,468)	—	(1,468)	(2,172)	(3,640)
Change in fair value of investment securities, net	(1,084)	—	—	89,206	—	88,122	(87,289)	833
Change in fair value of mortgage loans, net	10,462	—	—	61,139	—	71,601	—	71,601
Earnings (loss) from unconsolidated entities	10,649	—	(114,362)	4,166	—	(99,547)	(1,807)	(101,354)
Gain on sale of investments and other assets, net	4,619	3,041	119,746	60,622	—	188,028	—	188,028
(Loss) gain on derivative financial instruments, net	(20,325)	(3,349)	(1,284)	(7,414)	26,062	(6,310)	—	(6,310)
Foreign currency gain (loss), net	17,342	205	37	(2)	—	17,582	—	17,582
Loss on extinguishment of debt	(857)	(11,357)	(4,745)	(845)	(1,466)	(19,270)	—	(19,270)
Other (loss) income, net	—	(50)	(100)	16	(73)	(207)	—	(207)
Total other income (loss)	20,806	(11,510)	(708)	205,420	24,523	238,531	145,041	383,572
Income (loss) before income taxes	452,688	9,375	13,884	294,257	(220,500)	549,704	463	550,167
Income tax (provision) benefit	(4,818)	89	(393)	(8,110)	—	(13,232)	—	(13,232)
Net income (loss)	447,870	9,464	13,491	286,147	(220,500)	536,472	463	536,935
Net income attributable to non-controlling interests	(392)	—	(21,630)	(4,786)	—	(26,808)	(463)	(27,271)
Net income (loss) attributable to Starwood Property Trust, Inc.	$447,478	$9,464	$(8,139)	$281,361	$(220,500)	$509,664	$—	$509,664

The table below presents our results of operations for the year ended December 31, 2018 by business segment (amounts in thousands):

	Commercial and
	Residential	Infrastructure		Investing
	Lending	Lending	Property	and Servicing			Securitization
	Segment	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Revenues:
Interest income from loans	$576,564	$28,995	$—	$14,984	$—	$620,543	$—	$620,543
Interest income from investment securities	50,063	1,095	—	127,100	—	178,258	(121,419)	56,839
Servicing fees	421	—	—	103,866	—	104,287	(25,521)	78,766
Rental income	—	—	292,453	57,231	—	349,684	—	349,684
Other revenues	902	619	444	1,299	360	3,624	(176)	3,448
Total revenues	627,950	30,709	292,897	304,480	360	1,256,396	(147,116)	1,109,280
Costs and expenses:
Management fees	1,838	—	—	72	127,133	129,043	412	129,455
Interest expense	160,769	20,949	75,192	27,459	124,805	409,174	(986)	408,188
General and administrative	26,324	5,631	7,113	84,978	11,747	135,793	339	136,132
Acquisition and investment pursuit costs	2,490	6,806	(46)	(663)	—	8,587	—	8,587
Costs of rental operations	—	—	99,632	27,436	—	127,068	—	127,068
Depreciation and amortization	76	—	110,684	21,889	—	132,649	—	132,649
Credit loss provision, net	34,821	—	—	—	—	34,821	—	34,821
Other expense	307	—	(27)	452	—	732	—	732
Total costs and expenses	226,625	33,386	292,548	161,623	263,685	977,867	(235)	977,632
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	—	165,892	165,892
Change in fair value of servicing rights	—	—	—	(14,373)	—	(14,373)	4,171	(10,202)
Change in fair value of investment securities, net	(2,765)	—	—	33,229	—	30,464	(20,119)	10,345
Change in fair value of mortgage loans, net	(6,851)	—	—	47,373	—	40,522	—	40,522
Earnings from unconsolidated entities	5,063	—	3,658	3,809	—	12,530	(1,990)	10,540
Gain on sale of investments and other assets, net	4,019	—	28,468	26,557	—	59,044	—	59,044
Gain (loss) on derivative financial instruments, net	17,654	1,821	22,756	(298)	(7,330)	34,603	—	34,603
Foreign currency loss, net	(7,816)	(1,425)	(2)	(2)	—	(9,245)	—	(9,245)
Loss on extinguishment of debt	(730)	—	(2,661)	(318)	(2,099)	(5,808)	—	(5,808)
Other income (loss), net	43	—	508	(1,363)	—	(812)	—	(812)
Total other income (loss)	8,617	396	52,727	94,614	(9,429)	146,925	147,954	294,879
Income (loss) before income taxes	409,942	(2,281)	53,076	237,471	(272,754)	425,454	1,073	426,527
Income tax provision	(2,801)	(292)	(7,549)	(4,688)	—	(15,330)	—	(15,330)
Net income (loss)	407,141	(2,573)	45,527	232,783	(272,754)	410,124	1,073	411,197
Net income attributable to non-controlling interests	(1,451)	—	(17,623)	(5,220)	—	(24,294)	(1,073)	(25,367)
Net income (loss) attributable to Starwood Property Trust, Inc.	$405,690	$(2,573)	$27,904	$227,563	$(272,754)	$385,830	$—	$385,830

The table below presents our consolidated balance sheet as of December 31, 2020 by business segment (amounts in thousands):

	Commercial and
	Residential	Infrastructure		Investing
	Lending	Lending	Property	and Servicing			Securitization
	Segment	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Assets:
Cash and cash equivalents	$160,007	$4,440	$32,080	$19,546	$346,372	$562,445	$772	$563,217
Restricted cash	93,445	45,113	7,192	13,195	—	158,945	—	158,945
Loans held-for-investment, net	9,673,625	1,412,440	—	1,008	—	11,087,073	—	11,087,073
Loans held-for-sale	841,963	120,540	—	90,332	—	1,052,835	—	1,052,835
Investment securities	1,014,402	35,681	—	1,112,145	—	2,162,228	(1,425,570)	736,658
Properties, net	103,896	—	1,969,414	197,843	—	2,271,153	—	2,271,153
Intangible assets	—	—	40,370	71,123	—	111,493	(41,376)	70,117
Investment in unconsolidated entities	54,407	25,095	—	44,664	—	124,166	(16,112)	108,054
Goodwill	—	119,409	—	140,437	—	259,846	—	259,846
Derivative assets	6,595	—	41	147	33,772	40,555	—	40,555
Accrued interest receivable	87,922	2,091	—	123	5,978	96,114	(134)	95,980
Other assets	61,638	4,531	69,859	44,579	10,148	190,755	(7)	190,748
VIE assets, at fair value	—	—	—	—	—	—	64,238,328	64,238,328
Total Assets	$12,097,900	$1,769,340	$2,118,956	$1,735,142	$396,270	$18,117,608	$62,755,901	$80,873,509
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$41,104	$12,144	$43,630	$45,309	$64,583	$206,770	$75	$206,845
Related-party payable	—	—	—	5	39,165	39,170	—	39,170
Dividends payable	—	—	—	—	137,959	137,959	—	137,959
Derivative liabilities	39,082	1,718	—	524	—	41,324	—	41,324
Secured financing agreements, net	5,893,999	1,240,763	1,794,609	606,100	632,719	10,168,190	(22,000)	10,146,190
Collateralized loan obligations, net	930,554	—	—	—	—	930,554	—	930,554
Unsecured senior notes, net	—	—	—	—	1,732,520	1,732,520	—	1,732,520
VIE liabilities, at fair value	—	—	—	—	—	—	62,776,371	62,776,371
Total Liabilities	6,904,739	1,254,625	1,838,239	651,938	2,606,946	13,256,487	62,754,446	76,010,933
Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Common stock	—	—	—	—	2,921	2,921	—	2,921
Additional paid-in capital	1,192,584	496,387	98,882	(322,992)	3,744,878	5,209,739	—	5,209,739
Treasury stock	—	—	—	—	(138,022)	(138,022)	—	(138,022)
Accumulated other comprehensive income (loss)	44,057	—	—	(64)	—	43,993	—	43,993
Retained earnings (accumulated deficit)	3,956,405	18,328	(44,832)	1,260,819	(5,820,453)	(629,733)	—	(629,733)
Total Starwood Property Trust, Inc. Stockholders’ Equity	5,193,046	514,715	54,050	937,763	(2,210,676)	4,488,898	—	4,488,898
Non-controlling interests in consolidated subsidiaries	115	—	226,667	145,441	—	372,223	1,455	373,678
Total Equity	5,193,161	514,715	280,717	1,083,204	(2,210,676)	4,861,121	1,455	4,862,576
Total Liabilities and Equity	$12,097,900	$1,769,340	$2,118,956	$1,735,142	$396,270	$18,117,608	$62,755,901	$80,873,509

The table below presents our consolidated balance sheet as of December 31, 2019 by business segment (amounts in thousands):

	Commercial and
	Residential	Infrastructure		Investing
	Lending	Lending	Property	and Servicing			Securitization
	Segment	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Assets:
Cash and cash equivalents	$26,278	$2,209	$30,123	$61,693	$356,864	$477,167	$1,221	$478,388
Restricted cash	36,135	41,967	7,171	10,370	—	95,643	—	95,643
Loans held-for-investment, net	9,187,332	1,397,448	—	1,294	—	10,586,074	—	10,586,074
Loans held-for-sale	605,384	119,528	—	159,238	—	884,150	—	884,150
Investment securities	992,974	45,153	—	1,177,148	—	2,215,275	(1,405,037)	810,238
Properties, net	26,834	—	2,029,024	210,582	—	2,266,440	—	2,266,440
Intangible assets	—	—	47,303	64,644	—	111,947	(26,247)	85,700
Investment in unconsolidated entities	46,921	25,862	—	32,183	—	104,966	(20,637)	84,329
Goodwill	—	119,409	—	140,437	—	259,846	—	259,846
Derivative assets	14,718	7	3	7	14,208	28,943	—	28,943
Accrued interest receivable	45,996	3,134	133	2,388	13,242	64,893	(806)	64,087
Other assets	59,170	6,101	82,910	54,238	8,911	211,330	(7)	211,323
VIE assets, at fair value	—	—	—	—	—	—	62,187,175	62,187,175
Total Assets	$11,041,742	$1,760,818	$2,196,667	$1,914,222	$393,225	$17,306,674	$60,735,662	$78,042,336
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$30,594	$6,443	$48,370	$73,021	$53,494	$211,922	$84	$212,006
Related-party payable	—	—	—	5	40,920	40,925	—	40,925
Dividends payable	—	—	—	—	137,427	137,427	—	137,427
Derivative liabilities	7,698	750	—	292	—	8,740	—	8,740
Secured financing agreements, net	5,038,876	1,217,066	1,698,334	574,507	391,215	8,919,998	(13,950)	8,906,048
Collateralized loan obligations, net	928,060	—	—	—	—	928,060	—	928,060
Unsecured senior notes, net	—	—	—	—	1,928,622	1,928,622	—	1,928,622
VIE liabilities, at fair value	—	—	—	—	—	—	60,743,494	60,743,494
Total Liabilities	6,005,228	1,224,259	1,746,704	647,825	2,551,678	12,175,694	60,729,628	72,905,322
Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Common stock	—	—	—	—	2,874	2,874	—	2,874
Additional paid-in capital	1,522,360	529,668	208,650	(123,210)	2,995,064	5,132,532	—	5,132,532
Treasury stock	—	—	—	—	(104,194)	(104,194)	—	(104,194)
Accumulated other comprehensive income (loss)	50,996	—	—	(64)	—	50,932	—	50,932
Retained earnings (accumulated deficit)	3,463,158	6,891	5,431	1,194,998	(5,052,197)	(381,719)	—	(381,719)
Total Starwood Property Trust, Inc. Stockholders’ Equity	5,036,514	536,559	214,081	1,071,724	(2,158,453)	4,700,425	—	4,700,425
Non-controlling interests in consolidated subsidiaries	—	—	235,882	194,673	—	430,555	6,034	436,589
Total Equity	5,036,514	536,559	449,963	1,266,397	(2,158,453)	5,130,980	6,034	5,137,014
Total Liabilities and Equity	$11,041,742	$1,760,818	$2,196,667	$1,914,222	$393,225	$17,306,674	$60,735,662	$78,042,336

Revenues generated from foreign sources were $115.2 million, $115.6 million and $90.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. The majority of our revenues generated from foreign sources are derived from the United Kingdom. Refer to Schedules III and IV for a detailed listing of the properties and loans held by the Company, including their respective geographic locations.

24. Quarterly Financial Data (Unaudited)

The following table summarizes our quarterly financial data which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our results of operations (amounts in thousands, except per share amounts):

	For the Three-Month Periods Ended
	March 31	June 30	September 30	December 31
2020:
Revenues	$312,560	$265,606	$267,427	$290,562
Net (loss) income	(66,269)	152,961	164,734	114,655
Net (loss) income attributable to Starwood Property Trust, Inc.	(66,769)	139,656	151,834	106,968
(Loss) earnings per share — Basic	(0.24)	0.49	0.53	0.37
(Loss) earnings per share — Diluted	(0.24)	0.49	0.52	0.37

2019:
Revenues	$310,480	$311,181	$288,330	$286,428
Net income	76,508	132,446	150,001	177,980
Net income attributable to Starwood Property Trust, Inc.	70,383	127,016	140,396	171,869
Earnings per share — Basic	0.25	0.45	0.50	0.61
Earnings per share — Diluted	0.25	0.45	0.49	0.60

Annual EPS may not equal the sum of each quarter’s EPS due to rounding and other computational factors.

25. Subsequent Events

Our significant events subsequent to December 31, 2020 were as follows:

Secured Financing Agreements

In January 2021, we entered into a Residential Loans repurchase facility to finance residential loans. The facility carries a one-year term, which we intend to extend every three months, and an annual interest rate of one-month LIBOR + 2.00% to 2.50% subject to a 25 bps LIBOR floor. The maximum facility size is $375.0 million.

Collateralized Loan Obligations

In February 2021, we priced STWD 2021-SIF1, a $500.0 million new issue CLO related to a pool of our infrastructure loans held-for-investment, with $410.0 million of third party financing at an average coupon of LIBOR + 181 bps. The CLO contains a reinvestment feature that, subject to certain eligibility criteria, allows us to contribute new loans or participation interests in loans to the CLO for a period of three years. The transaction is subject to customary closing conditions.

Starwood Property Trust, Inc. and Subsidiaries

Schedule III—Real Estate and Accumulated Depreciation

December 31, 2020

(Dollars in thousands)

				Costs
		Initial Cost		Capitalized	Gross Amounts Carried at
Property Type /		to Company		Subsequent to	December 31, 2020				Accumulated	Acquisition
Geographic Location	Encumbrances	Land	Property	Acquisition(1)	Land	Property	Total		Depreciation(3)	Date
Aggregated Properties
Hotel—U.S., Midwest (1 property)	$—	$—	$5,565	$1,017	$—	$6,582	$6,582		$(2,612)	Feb-18
Medical office—U.S., Midwest (7 properties)	78,048	2,764	97,797	553	2,764	98,350	101,114		(12,788)	Dec-16
Medical office—U.S., North East (7 properties)	191,661	11,283	176,996	—	11,283	176,996	188,279		(21,811)	Dec-16
Medical office—U.S., South East (6 properties)	107,252	7,930	117,740	137	7,930	117,877	125,807		(15,310)	Dec-16
Medical office—U.S., South West (8 properties)	125,345	15,921	126,842	858	15,921	127,700	143,621		(17,780)	Dec-16
Medical office—U.S., West (6 properties)	97,694	13,415	107,844	589	13,415	108,433	121,848		(16,006)	Dec-16
Mixed Use—U.S., West (1 property)	8,667	1,001	14,323	525	1,001	14,848	15,849		(2,111)	Feb-16
Multifamily—U.S., South East (60 properties)	1,028,902	251,084	928,384	40,175	251,113	968,530	1,219,643		(155,037)	Oct-15 to Aug-19
Office—U.S., North East (1 property)	19,018	7,250	10,614	6,783	7,250	17,397	24,647		(2,702)	May-18
Office—U.S., South East (1 property)	24,873	4,879	16,862	2,699	4,879	19,561	24,440		(5,565)	Oct-16
Office—U.S., South West (2 properties)	31,622	8,188	28,019	5,673	8,188	33,692	41,880		(4,125)	Sep-17 to Feb-18
Office—U.S., West (1 property)	—	—	4,261	8,228	—	12,489	12,489		(2,702)	Oct-17
Retail—U.S., Mid Atlantic (1 property)	18,000	6,432	6,315	12,580	6,432	18,895	25,327		(2,975)	Mar-16
Retail—U.S., Midwest (7 properties)	79,300	24,384	109,445	1,354	24,384	110,799	135,183		(13,531)	Nov-15 to Sep-17
Retail—U.S., North East (1 property)	11,567	472	12,260	625	472	12,885	13,357		(2,346)	Nov-15
Retail—U.S., South East (5 properties)	42,469	21,353	60,618	53	21,353	60,671	82,024		(6,221)	Sep-16 to Sep-17
Retail—U.S., South West (6 properties)	76,513	37,254	78,579	96	37,254	78,675	115,929		(10,654)	Oct-14 to Sep-17
Retail—U.S., West (2 properties)	33,000	18,633	36,794	—	18,633	36,794	55,427		(4,144)	Sep-17
Self-storage—U.S., North East (1 property)	14,500	2,202	11,498	239	2,202	11,737	13,939		(1,707)	Dec-15
Industrial—U.S., South East (2 properties)	50,000	10,121	17,295	3,250	10,121	20,545	30,666		(2,016)	Mar-19 to Apr-19
Residential—U.S., North East (1 property)	—	—	75,245	—	—	75,245	75,245		—	Oct-20
	$2,038,431	$444,566	$2,043,296	$85,434	$444,595	$2,128,701	$2,573,296	(2)	$(302,143)

Notes to Schedule III:

(1)	No material costs subsequent to acquisition were capitalized to land.

(2)	The aggregate cost for federal income tax purposes is $2.7 billion.

(3)	Depreciation is computed based upon estimated useful lives as described in Note 7 to the Consolidated Financial Statements.

The following schedule presents our real estate activity during the years ended December 31, 2020, 2019 and 2018 (in thousands):

	2020	2019	2018
Beginning balance, January 1	$2,490,630	$2,972,803	$2,755,050
Additions during the year:
Acquisitions (1)	—	8,472	445,170
Acquisitions through foreclosure and other transfers	75,245	27,416	—
Improvements	25,164	30,865	25,764
Contingent consideration issued	1,576	2,877	38,211
Foreign currency translation	—	—	—
Total additions	101,985	69,630	509,145
Deductions during the year:
Costs of real estate sold	(19,319)	(535,417)	(269,989)
Foreign currency translation	—	(15,702)	(21,260)
Other	—	(684)	(143)
Total deductions	(19,319)	(551,803)	(291,392)
Ending balance, December 31	$2,573,296	$2,490,630	$2,972,803
(1)	Refer to Note 16 to the Consolidated Financial Statements for a discussion of property acquisitions from related parties.

The following schedule presents activity within accumulated depreciation during the years ended December 31, 2020, 2019 and 2018 (in thousands):

	2020	2019	2018
Beginning balance, January 1	$224,190	$187,913	$107,569
Depreciation expense	81,610	92,024	91,188
Disposition/write-offs	(3,657)	(54,260)	(9,389)
Foreign currency translation	—	(1,487)	(1,455)
Ending balance, December 31	$302,143	$224,190	$187,913

Starwood Property Trust, Inc. and Subsidiaries

Schedule IV—Mortgage Loans on Real Estate

December 31, 2020

(Dollars in thousands)

	Prior	Face	Carrying		Payment	Maturity	Principal Amount of
Description/ Location	Liens (1)	Amount	Amount	Interest Rate (2)	Terms (3)	Date (4)	Delinquent Loans
Individually Significant First Mortgages: (5)
Mixed Use, Birmingham, United Kingdom	$—	$341,688	$338,426	3GBP+4.35%	I/O	1/11/2024	$—
Aggregated First Mortgages: (5)
Hotel, International, Floating (3 mortgages)	N/A	N/A	63,889	3EU+4.90%	N/A	2022	—
Hotel, International, Floating (4 mortgages)	N/A	N/A	36,214	L+3.00% to 9.00%	N/A	2021	—
Hotel, Mid Atlantic, Floating (5 mortgages)	N/A	N/A	111,442	L+2.00% to 6.80%	N/A	2022	—
Hotel, Midwest, Floating (4 mortgages)	N/A	N/A	53,482	L+2.25% to 8.63%	N/A	2021	—
Hotel, North East, Floating (5 mortgages)	N/A	N/A	333,438	L+2.25% to 12.00%	N/A	2021-2023	—
Hotel, South East, Floating (4 mortgages)	N/A	N/A	61,836	L+2.40% to 7.40%	N/A	2022	—
Hotel, South West, Floating (8 mortgages)	N/A	N/A	173,995	L+2.00% to 7.67%	N/A	2023	—
Hotel, Various, Fixed (2 mortgages)	N/A	N/A	45,668	10.50%		2023	—
Hotel, Various, Floating (7 mortgages)	N/A	N/A	410,530	L+2.00% to 10.50%		2021-2023	—
Hotel, West, Floating (17 mortgages)	N/A	N/A	422,293	L+2.00% to 9.50%	N/A	2021-2024	—
Industrial, International, Floating (3 mortgages)	N/A	N/A	78,438	3EU+2.25% to 4.65%	N/A	2023	—
Industrial, International, Floating (2 mortgages)	N/A	N/A	47,904	3GBP+2.15% to 4.65%	N/A	2023	—
Industrial, South East, Fixed (4 mortgages)	N/A	N/A	36,097	8.18%	N/A	2024	—
Industrial, Various, Floating (4 mortgages)	N/A	N/A	129,212	L+2.25% to 7.25%	N/A	2023	—
Mixed Use, International, Fixed (2 mortgages)	N/A	N/A	41,671	8.50% to 10.00%	N/A	2021	—
Mixed Use, International, Floating (2 mortgages)	N/A	N/A	111,444	3EU+4.85%	N/A	2023	—
Mixed Use, International, Floating (1 mortgage)	N/A	N/A	177,535	GBP+3.15%	N/A	2021	—
Mixed Use, Mid Atlantic, Floating (1 mortgage)	N/A	N/A	41,250	L+3.15%	N/A	2024	—
Mixed Use, South West, Floating (13 mortgages)	N/A	N/A	291,401	L+2.50% to 10.00%	N/A	2022-2023	—
Multi-family, International, Fixed (1 mortgage)	N/A	N/A	113,650	8.00%	N/A	2021	—
Multi-family, International, Floating (5 mortgages)	N/A	N/A	546,878	3GBP+2.66% to 4.50%	N/A	2021-2024	—
Multi-family, Midwest, Fixed (1 mortgage)	N/A	N/A	1,008	6.28%	N/A	2024	—
Multi-family, Mid Atlantic, Floating (4 mortgages)	N/A	N/A	91,972	L+1.75% to 5.75%	N/A	2023	—
Multi-family, North East, Floating (8 mortgages)	N/A	N/A	266,397	L+1.85% to 6.45%	N/A	2021	—
Multi-family, South East, Floating (1 mortgage)	N/A	N/A	39,601	L+4.25%	N/A	2024	—
Multi-family, South West, Floating (13 mortgages)	N/A	N/A	159,992	L+2.50% to 3.00%	N/A	2021-2023	—
Multi-family, West, Floating (3 mortgages)	N/A	N/A	101,473	L+3.75%	N/A	2023	—
Office, International, Fixed (1 mortgage)	N/A	N/A	247,151	5.35%	N/A	2021	—
Office, International, Floating (4 mortgages)	N/A	N/A	389,472	3GBP+3.50% to 4.25%	N/A	2023	—
Office, International, Floating (2 mortgages)	N/A	N/A	84,497	EUR+6.00% to 7.80%	N/A	2021-2022	—
Office, Mid Atlantic, Floating (26 mortgages)	N/A	N/A	659,581	L+1.75% to 7.50%	N/A	2021-2023	—
Office, Midwest, Floating (7 mortgages)	N/A	N/A	136,479	L+1.75% to 9.75%	N/A	2021	—
Office, North East, Floating (16 mortgages)	N/A	N/A	608,148	L+2.80% to 12.00%	N/A	2021-2023	—
Office, South East, Fixed (2 mortgages)	N/A	N/A	52,006	5.00% to 12.00%	N/A	2024	—
Office, South East, Floating (4 mortgages)	N/A	N/A	46,391	L+2.00% to 8.25%	N/A	2021	—
Office, South West, Floating (11 mortgages)	N/A	N/A	280,297	L+2.00% to 8.55%	N/A	2021-2023	—
Office, West, Floating (41 mortgages)	N/A	N/A	908,109	L+1.25% to 7.00%	N/A	2021-2023	—
Other, Midwest, Floating (4 mortgages)	N/A	N/A	59,927	L+4.50% to 11.17%	N/A	2021	—
Other, North East, Floating (4 mortgages)	N/A	N/A	32,539	L+3.75% to 10.63%	N/A	2022	—
Other, Various, Fixed (1 mortgage)	N/A	N/A	40,158	10.00%	N/A	2025	—
Other, Various, Floating (1 mortgage)	N/A	N/A	62,638	3M L+4.00%	N/A	2024	—
Other, West, Floating (8 mortgages)	N/A	N/A	60,781	L+3.75% to 9.25%	N/A	2021	—
Residential, International, Floating (1 mortgage)	N/A	N/A	5,700	3GBP+13.00%	N/A	2021	—
Residential, North East, Floating (10 mortgages)	N/A	N/A	602,945	L+2.50% to 8.60%	N/A	2020-2022	30,874
Residential, South East, Floating (3 mortgages)	N/A	N/A	57,467	L+3.10% to 9.12%	N/A	2022-2023	—
Residential, West, Floating (2 mortgages)	N/A	N/A	16,727	L+2.75% to 8.75%	N/A	2021	—
Residential, Various, Fixed (177 mortgages)	N/A	N/A	90,684	3.38% to 9.00%	N/A	2030-2049	8,946
Retail, Midwest, Floating (4 mortgages)	N/A	N/A	40,749	L+2.75% to 10.75%	N/A	2021	—
Retail, North East, Floating (1 mortgage)	N/A	N/A	184,135	L+7.25%	N/A	2021	184,135
Retail, South West, Floating (8 mortgages)	N/A	N/A	25,625	L+2.25% to 15.25%	N/A	2021	—
Retail, West, Fixed (1 mortgage)	N/A	N/A	366	7.26%	N/A	2023	—
Loans Held-for-Sale, Various, Fixed	N/A	N/A	932,295	3.25% to 9.50%	N/A	2028-2060	9,841
Aggregated Subordinated and Mezzanine Loans: (5)
Hotel, South East, Floating (3 mortgages)	N/A	N/A	83,424	L+6.75% to 7.04%	N/A	2021-2022	—
Industrial, South East, Fixed (1 mortgage)	N/A	N/A	2,668	8.18%	N/A	2024	—
Industrial, South East, Floating (1 mortgage)	N/A	N/A	16,029	L+10.15%	N/A	2024	—
Mixed Use, International, Floating (1 mortgage)	N/A	N/A	39,865	3EU+7.25%	N/A	2022	—
Mixed Use, South East, Floating (2 mortgages)	N/A	N/A	36,581	L+5.50% to 10.25%	N/A	2021	—
Mixed Use, South West, Floating (1 mortgage)	N/A	N/A	96,141	L+11.85%	N/A	2021	—
Multi-family, Mid Atlantic, Floating (1 mortgage)	N/A	N/A	32,934	L+9.75%	N/A	2022	—
Multi-family, North East, Floating (4 mortgages)	N/A	N/A	122,636	L+4.50% to 9.25%	N/A	2021-2023	—
Office, International, Floating (4 mortgages)	N/A	N/A	68,298	3EU+7.00% to 8.95%	N/A	2024-2025	—
Office, North East, Fixed (2 mortgages)	N/A	N/A	35,022	8.72%	N/A	2023	—

	Prior	Face	Carrying			Payment	Maturity	Principal Amount of
Description/ Location	Liens (1)	Amount	Amount		Interest Rate (2)	Terms (3)	Date (4)	Delinquent Loans
Office, West, Floating (4 mortgages)	N/A	N/A	85,129		L+6.24% to 6.67%	N/A	2022-2024	—
Other, West, Floating (2 mortgages)	N/A	N/A	60,807		L+11.00%	N/A	2021	—
Retail, Midwest, Fixed (2 mortgages)	N/A	N/A	11,977		7.16%	N/A	2024	11,977
Loan Loss Allowance	—	—	(61,855)					—
Prepaid Loan Costs, Net	—	—	2,741					—
			$10,584,400	(6)				$245,773

Notes to Schedule IV:

(1)	Represents third party priority liens. Third party portions of pari-passu participations are not considered prior liens. Additionally, excludes the outstanding debt on third party joint ventures of underlying borrowers.

(2)	L = one month LIBOR rate, 3M L = three month LIBOR rate, GBP = one month GBP LIBOR rate, 3GBP = three month GBP LIBOR rate, 3EU = three month EURO LIBOR rate.

(3)	I/O = interest only until maturity.

(4)	Based on management’s judgment of extension options being exercised.

(5)	First mortgages include first mortgage loans and any contiguous mezzanine loan components because as a whole, the expected credit quality of these loans is more similar to that of a first mortgage loan.

(6)	The aggregate cost for federal income tax purposes is $10.7 billion.

The following schedule presents activity within our Commercial and Residential Lending Segment and Investing and Servicing Segment loan portfolios during the years ended December 31, 2020, 2019 and 2018 (amounts in thousands):

	For the year ended December 31,
	2020	2019	2018
Balance at January 1	$9,890,693	$7,806,699	$7,357,034
Cumulative effect of ASC 326 effective January 1, 2020	(10,112)	—	—
Acquisitions/originations/additional funding	5,058,705	8,174,321	6,543,873
Capitalized interest	143,023	109,978	62,445
Basis of loans sold	(3,246,515)	(3,921,171)	(3,082,347)
Loan maturities/principal repayments	(1,590,379)	(2,387,843)	(3,086,107)
Discount accretion/premium amortization	38,942	29,775	37,408
Changes in fair value	133,124	71,601	40,522
Unrealized foreign currency translation gain (loss)	102,748	38,050	(26,645)
Credit loss provision, net	(40,955)	(2,616)	(34,821)
Loan foreclosures and other transfers	(71,488)	(27,303)	—
Transfer to/from other asset classifications	176,614	(798)	(4,663)
Balance at December 31	$10,584,400	$9,890,693	$7,806,699

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

As of December 31, 2020, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, our management has concluded that our internal control over financial reporting as of December 31, 2020 is effective.

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

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included in this Form 10-K, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2020.

Changes to Internal Control Over Financial Reporting. No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None noted.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this Item with respect to members of our board of directors and with respect to our Audit Committee will be contained in the Proxy Statement for the 2021 Annual Meeting of Shareholders (“2021 Proxy Statement”) under the captions “Election of Directors” and “Board and Committee Meetings—Audit Committee” and in the chart disclosing Audit Committee membership and is incorporated herein by this reference. Information required by this Item with respect to our executive officers will be contained in the 2021 Proxy Statement under the caption “Our Executive Officers,” and is incorporated herein by this reference.

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

Item 11. Executive Compensation.

Information required by this Item will be contained in the 2021 Proxy Statement under the captions “Executive Compensation” and “Non-Employee Director Compensation” and is incorporated herein by this reference, provided that the Compensation Committee Report shall not be deemed to be “filed” with this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this Item will be contained in the 2021 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners, Directors and Management” and “Executive Compensation – Equity Compensation Plan Information” and is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this Item will be contained in the 2021 Proxy Statement under the captions “Certain Relationships and Related Transactions” and “How Directors are Selected, Elected and Evaluated—Determination of Director Independence” and is incorporated herein by this reference.

Item 14. Principal Accountant Fees and Services.

Information required by this Item will be contained in the 2021 Proxy Statement under the captions “Independent Registered Public Accounting Firm” and “Independent Registered Public Accounting Firm – Pre-Approval Policies for Services of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

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

4.3	Form of 4.375% Convertible Senior Notes due 2023 (Incorporated by reference as Exhibit A to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed March 29, 2017)
4.4

Indenture, dated as of December 16, 2016, between Starwood Property Trust, Inc. and The Bank of New York Mellon, as trustee (including the form of the Company’s 5.000% Senior Notes due 2021) (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed December 21, 2016)

Exhibit No.	Description
4.5

Registration Rights Agreement, dated as of December 16, 2016, between Starwood Property Trust, Inc. and J.P. Morgan Securities LLC, as representative of the initial purchasers (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed December 21, 2016)

4.6

Indenture, dated as of December 4, 2017, between Starwood Property Trust, Inc. and The Bank of New York Mellon, as trustee (including the form of Starwood Property Trust, Inc.’s 4.750% Senior Notes due 2025) (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed December 4, 2017)

4.7

Registration Rights Agreement, dated as of December 4, 2017, between Starwood Property Trust, Inc. and J.P. Morgan Securities LLC, as representative of the initial purchasers (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed December 4, 2017)

4.8

Registration Rights Agreement, dated as of December 28, 2017, among Starwood Property Trust, Inc. and the persons listed on Schedule I thereto (Incorporated by reference to Exhibit 4.13 of the Company’s Annual Report on Form 10-K filed February 28, 2018)

4.9

Indenture, dated as of November 2, 2020, between Starwood Property Trust, Inc. and The Bank of New York Mellon, as trustee (including the form of Starwood Property Trust, Inc.’s 5.500% Senior Notes due 2023) (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed November 2, 2020)

4.10

Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (Incorporated by reference to Exhibit 4.14 of the Company’s Annual Report on Form 10-K filed February 25, 2020)

10.1

Registration Rights Agreement, dated August 17, 2009, among Starwood Property Trust, Inc., SPT Investment, LLC and SPT Management, LLC (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed November 16, 2009)

10.2

Management Agreement, dated August 17, 2009, among SPT Management, LLC and Starwood Property Trust, Inc. (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed November 16, 2009)

10.3

Amendment No. 1, dated as of May 7, 2012, to Management Agreement, dated August 17, 2009, as amended, between Starwood Property Trust, Inc. and SPT Management, LLC (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 8, 2012)

10.4

Amendment No. 2, dated as of December 4, 2014, to Management Agreement, dated August 17, 2009, as amended, between Starwood Property Trust, Inc. and SPT Management, LLC (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 5, 2014)

10.5

Amendment No. 3, dated as of August 4, 2016, to Management Agreement, dated August 17, 2009, as amended, between Starwood Property Trust, Inc. and SPT Management, LLC (Incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K filed February 23, 2017)

10.6

Amendment No. 4, dated February 15, 2018 and effective as of December 28, 2017, to Management Agreement, dated August 17, 2009, as amended, between Starwood Property Trust, Inc. and SPT Management, LLC (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 22, 2018)

Exhibit No.	Description
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
10.15

Uncommitted Master Repurchase Agreement, dated as of December 10, 2015, by and among Starwood Property Mortgage Sub-14, L.L.C., Starwood Property Mortgage Sub-14-A, L.L.C. and JPMorgan Chase Bank, National Association (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 16, 2015)

10.16

First through Eighth Amendments to Uncommitted Master Repurchase Agreement by and among JPMorgan Chase Bank, National Association, Starwood Property Mortgage Sub-14, L.L.C., Starwood Property Mortgage Sub-14-A, L.L.C., Starwood Mortgage Funding VI LLC and SPT CA Fundings 2, LLC (Incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K filed February 25, 2020)

10.17	Form of Indemnification Agreement for Directors and Officers (Incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K filed February 25, 2016)*
10.18

Tax Protection Agreement, dated as of December 28, 2017, among SPT Dolphin Intermediate LLC, SPT Dolphin Parent LLC and the persons listed on Annex A thereto (Incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K filed February 28, 2018)

10.19

Amended and Restated Advances, Collateral Pledge and Security Agreement, dated as of July 7, 2017, between the Federal Home Loan Bank of Chicago (“FHLB”) and Prospect Mortgage Insurance, LLC (“PMI”) (the “Amended and Restated Advances, Collateral Pledge and Security Agreement”) (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed May 8, 2019)

10.20

Supplement to Amended and Restated Advances, Collateral Pledge and Security Agreement, dated as of July 7, 2017, among PMI, SMRF Trust III (the “SMRF Trust III”), SMRF Trust III-A (“SMRF Trust III-A”, and together with SMRF Trust III, the “Trusts”), Wilmington Trust, National Association, solely as Delaware Trustee of the Trusts, and the FHLB (the “Supplement to Amended and Restated Advances, Collateral Pledge and Security Agreement”) (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed May 8, 2019)

10.21

Letter Agreement, dated March 15, 2019, between PMI and FHLB supplementing the Amended and Restated Advances, Collateral Pledge and Security Agreement dated July 7, 2017 and the Supplement to Amended and Restated Advances, Collateral Pledge and Security Agreement dated July 7, 2017, between PMI and the FHLB (Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed May 8, 2019)

10.22

Sixth Amended and Restated Master Repurchase and Securities Contract, dated as of April 10, 2019, among Starwood Property Mortgage Sub-2, L.L.C., Starwood Property Mortgage Sub-2-A, L.L.C. and SPT CA Fundings 2, LLC, as sellers, and Wells Fargo, National Association, as buyer (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed May 8, 2019)

10.23

Indenture, dated as of August 15, 2019, by and among STWD 2019-FL1, Ltd., as Issuer, STWD 2019-FL1, LLC, as Co-Issuer, Starwood Property Mortgage, L.L.C., as Advancing Agent, Wilmington Trust, National Association, as Trustee, and Wells Fargo Bank, National Association, as Note Administrator and Custodian (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 21, 2019)

10.24

Second Amended and Restated Guaranty, dated November 22, 2019, made by Starwood Property Trust, Inc. in favor of the FHLB (Incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K filed February 25, 2020)

10.25

Fifth Amended and Restated Guarantee and Security Agreement, dated as of April 10, 2019, made by Starwood Property Trust, Inc. in favor of Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K filed February 25, 2020)

10.26

Guarantee Agreement and First and Second Amendments thereto made by Starwood Property Trust, Inc. in favor of JPMorgan Chase Bank, National Association (Incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K filed February 25, 2020)

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
Date: February 25, 2021

	By:	/s/ BARRY S. STERNLICHT Barry S. Sternlicht Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
Date: February 25, 2021	By:	/s/ BARRY S. STERNLICHT Barry S. Sternlicht Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: February 25, 2021	By:	/s/ RINA PANIRY Rina Paniry Chief Financial Officer, Treasurer, Chief Accounting Officer and Principal Financial Officer

Date: February 25, 2021	By:	/s/ RICHARD D. BRONSON Richard D. Bronson Director

Date: February 25, 2021	By:	/s/ JEFFREY G. DISHNER Jeffrey G. Dishner Director

Date: February 25, 2021	By:	/s/ CAMILLE J. DOUGLAS Camille J. Douglas Director

Date: February 25, 2021	By:	/s/ SOLOMON J. KUMIN Solomon J. Kumin Director

Date: February 25, 2021	By:	/s/ FRED PERPALL Fred Perpall Director

Date: February 25, 2021	By:	/s/ FRED S. RIDLEY Fred S. Ridley Director

Date: February 25, 2021	By:	/s/ STRAUSS ZELNICK Strauss Zelnick Director