Form 10-Q
period 2021-03-31
STARWOOD PROPERTY TRUST, INC.
filed 2021-05-06
CIK 1465128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of April 30, 2021 was 286,985,112.

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

These forward-looking statements are based largely on our current beliefs, assumptions and expectations of our future performance taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or within our control, and which could materially affect actual results, performance or achievements. Factors that may cause actual results to vary from our forward-looking statements include, but are not limited to:

●	factors described in our Annual Report on Form 10-K for the year ended December 31, 2020 and this Quarterly Report on Form 10-Q, including those set forth under the captions “Risk Factors”, “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

●	the severity and duration of the pandemic of the novel strain of coronavirus (“COVID-19”), actions that may be taken by governmental authorities to contain the COVID-19 outbreak or to treat its impact and the adverse impacts that the COVID-19 pandemic has had, and will likely continue to have, on the global economy, on the borrowers underlying our real estate-related assets and infrastructure loans and tenants of our owned properties, including their ability to make payments on their loans or to pay rent, as the case may be, and on our operations and financial performance;

●	defaults by borrowers in paying debt service on outstanding indebtedness;

●	impairment in the value of real estate property securing our loans or in which we invest;

●	availability of mortgage origination and acquisition opportunities acceptable to us;

●	potential mismatches in the timing of asset repayments and the maturity of the associated financing agreements;

●	our ability to integrate our prior acquisition of the project finance origination, underwriting and capital markets business of GE Capital Global Holdings, LLC into our business and to achieve the benefits that we anticipate from the acquisition;

●	national and local economic and business conditions, including continued disruption from the COVID-19 pandemic;

●	general and local commercial and residential real estate property conditions;

●	changes in federal government policies;

●	changes in federal, state and local governmental laws and regulations;

●	increased competition from entities engaged in mortgage lending and securities investing activities;

●	changes in interest rates; and

●	the availability of, and costs associated with, sources of liquidity.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited, amounts in thousands, except share data)

	As of	As of
	March 31, 2021	December 31, 2020
Assets:
Cash and cash equivalents	$351,190	$563,217
Restricted cash	118,724	158,945
Loans held-for-investment, net of credit loss allowances of $72,284 and $77,444 ($150,712 and $90,684 held at fair value)	12,321,493	11,087,073
Loans held-for-sale ($613,061 and $932,295 held at fair value)	844,631	1,052,835
Investment securities, net of credit loss allowances of $5,387 and $5,675 ($190,212 and $198,053 held at fair value)	678,287	736,658
Properties, net	2,244,748	2,271,153
Intangible assets ($12,406 and $13,202 held at fair value)	66,772	70,117
Investment in unconsolidated entities	100,907	108,054
Goodwill	259,846	259,846
Derivative assets	38,029	40,555
Accrued interest receivable	101,713	95,980
Other assets	208,873	190,748
Variable interest entity (“VIE”) assets, at fair value	62,367,110	64,238,328
Total Assets	$79,702,323	$80,873,509
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$178,215	$206,845
Related-party payable	36,135	39,170
Dividends payable	138,906	137,959
Derivative liabilities	34,805	41,324
Secured financing agreements, net	10,895,932	10,146,190
Collateralized loan obligations, net	931,178	930,554
Unsecured senior notes, net	1,735,658	1,732,520
VIE liabilities, at fair value	60,896,709	62,776,371
Total Liabilities	74,847,538	76,010,933
Commitments and contingencies (Note 21)
Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Preferred stock, $0.01 per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 per share, 500,000,000 shares authorized, 294,300,251 issued and 286,851,560 outstanding as of March 31, 2021 and 292,091,601 issued and 284,642,910 outstanding as of December 31, 2020	2,943	2,921
Additional paid-in capital	5,225,037	5,209,739
Treasury stock (7,448,691 shares)	(138,022)	(138,022)
Accumulated other comprehensive income	41,654	43,993
Accumulated deficit	(654,750)	(629,733)
Total Starwood Property Trust, Inc. Stockholders’ Equity	4,476,862	4,488,898
Non-controlling interests in consolidated subsidiaries	377,923	373,678
Total Equity	4,854,785	4,862,576
Total Liabilities and Equity	$79,702,323	$80,873,509

Note: In addition to the VIE assets and liabilities which are separately presented, our condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020 include assets of $1.1 billion and liabilities of $0.9 billion related to a consolidated collateralized loan obligation (“CLO”), which is considered to be a VIE.  The CLO’s assets can only be used to settle obligations of the CLO, and the CLO’s liabilities do not have recourse to Starwood Property Trust, Inc. Refer to Note 14 for additional discussion of VIEs.

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited, amounts in thousands, except per share data)

	For the Three Months Ended
	March 31,
	2021	2020
Revenues:
Interest income from loans	$190,575	$217,427
Interest income from investment securities	11,610	15,240
Servicing fees	8,402	4,793
Rental income	76,338	74,146
Other revenues	305	954
Total revenues	287,230	312,560
Costs and expenses:
Management fees	38,736	40,728
Interest expense	103,374	120,025
General and administrative	38,636	38,702
Acquisition and investment pursuit costs	185	909
Costs of rental operations	28,745	28,214
Depreciation and amortization	22,474	23,980
Credit loss provision, net	44	48,669
Other expense	685	388
Total costs and expenses	232,879	301,615
Other income (loss):
Change in net assets related to consolidated VIEs	39,745	(45,493)
Change in fair value of servicing rights	(796)	(393)
Change in fair value of investment securities, net	(306)	2,504
Change in fair value of mortgage loans, net	(9,478)	(16,134)
Earnings from unconsolidated entities	1,734	97
Gain on sale of investments and other assets, net	17,693	296
Gain on derivative financial instruments, net	33,989	9,710
Foreign currency loss, net	(11,681)	(34,486)
Loss on extinguishment of debt	(516)	(170)
Other income, net	21	126
Total other income (loss)	70,405	(83,943)
Income (loss) before income taxes	124,756	(72,998)
Income tax (provision) benefit	(2,230)	6,729
Net income (loss)	122,526	(66,269)
Net income attributable to non-controlling interests	(11,148)	(500)
Net income (loss) attributable to Starwood Property Trust, Inc.	$111,378	$(66,769)

Earnings (loss) per share data attributable to Starwood Property Trust, Inc.:
Basic	$0.39	$(0.24)
Diluted	$0.38	$(0.24)

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, amounts in thousands)

	For the Three Months Ended
	March 31,
	2021	2020
Net income (loss)	$122,526	$(66,269)
Other comprehensive (loss) income (net change by component):
Available-for-sale securities	(2,403)	(15,048)
Foreign currency translation	64	—
Other comprehensive loss	(2,339)	(15,048)
Comprehensive income (loss)	120,187	(81,317)
Less: Comprehensive income attributable to non-controlling interests	(11,148)	(500)
Comprehensive income (loss) attributable to Starwood Property Trust, Inc.	$109,039	$(81,817)

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

For the Three Months Ended March 31, 2021 and 2020

(Unaudited, amounts in thousands, except share data)

								Total
								Starwood
							Accumulated	Property
	Common stock		Additional				Other	Trust, Inc.	Non-
		Par	Paid-in	Treasury Stock		Accumulated	Comprehensive	Stockholders’	Controlling	Total
	Shares	Value	Capital	Shares	Amount	Deficit	Income	Equity	Interests	Equity
Balance, December 31, 2020	292,091,601	$2,921	$5,209,739	7,448,691	$(138,022)	$(629,733)	$43,993	$4,488,898	$373,678	$4,862,576
Cumulative effect of convertible notes accounting standard update adopted January 1, 2021	—	—	(3,755)	—	—	2,219	—	(1,536)	—	(1,536)
Proceeds from DRIP Plan	12,234	—	262	—	—	—	—	262	—	262
Redemption of Class A Units	50,000	1	1,038	—	—	—	—	1,039	(1,039)	—
Equity offering costs	—	—	(22)	—	—	—	—	(22)	—	(22)
Share-based compensation	1,814,414	18	10,292	—	—	—	—	10,310	—	10,310
Manager fees paid in stock	332,002	3	7,483	—	—	—	—	7,486	—	7,486
Net income	—	—	—	—	—	111,378	—	111,378	11,148	122,526
Dividends declared, $0.48 per share	—	—	—	—	—	(138,614)	—	(138,614)	—	(138,614)
Other comprehensive loss, net	—	—	—	—	—	—	(2,339)	(2,339)	—	(2,339)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	2,969	2,969
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(8,833)	(8,833)
Balance, March 31, 2021	294,300,251	$2,943	$5,225,037	7,448,691	$(138,022)	$(654,750)	$41,654	$4,476,862	$377,923	$4,854,785

Balance, December 31, 2019	287,380,891	$2,874	$5,132,532	5,180,140	$(104,194)	$(381,719)	$50,932	$4,700,425	$436,589	$5,137,014
Cumulative effect of credit loss accounting standard effective January 1, 2020	—	—	—	—	—	(32,286)	—	(32,286)	—	(32,286)
Proceeds from DRIP Plan	7,718	—	153	—	—	—	—	153	—	153
Redemption of Class A Units	409,712	4	8,534	—	—	—	—	8,538	(8,538)	—
Equity offering costs	—	—	(14)	—	—	—	—	(14)	—	(14)
Common stock repurchased	—	—	—	1,925,421	(28,830)	—	—	(28,830)	—	(28,830)
Share-based compensation	1,195,208	12	8,788	—	—	—	—	8,800	—	8,800
Manager fees paid in stock	355,910	4	9,076	—	—	—	—	9,080	—	9,080
Net loss	—	—	—	—	—	(66,769)	—	(66,769)	500	(66,269)
Dividends declared, $0.48 per share	—	—	—	—	—	(135,991)	—	(135,991)	—	(135,991)
Other comprehensive loss, net	—	—	—	—	—	—	(15,048)	(15,048)	—	(15,048)
VIE non-controlling interests	—	—	—	—	—	—	—	—	(2,188)	(2,188)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	9,406	9,406
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(66,476)	(66,476)
Balance, March 31, 2020	289,349,439	$2,894	$5,159,069	7,105,561	$(133,024)	$(616,765)	$35,884	$4,448,058	$369,293	$4,817,351

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited, amounts in thousands)

	For the Three Months Ended
	March 31,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$122,526	$(66,269)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred financing costs, premiums and discounts on secured borrowings	10,515	9,634
Amortization of discounts and deferred financing costs on unsecured senior notes	1,726	1,962
Accretion of net discount on investment securities	(3,476)	(2,783)
Accretion of net deferred loan fees and discounts	(16,745)	(12,080)
Share-based compensation	10,310	8,800
Manager fees paid in stock	7,486	9,080
Change in fair value of investment securities	306	(2,504)
Change in fair value of consolidated VIEs	(7,042)	80,683
Change in fair value of servicing rights	796	393
Change in fair value of loans	9,478	16,134
Change in fair value of derivatives	(34,768)	(7,617)
Foreign currency loss, net	11,681	34,486
Gain on sale of investments and other assets	(17,693)	(296)
Credit loss provision, net	44	48,669
Depreciation and amortization	22,528	23,864
Earnings from unconsolidated entities	(1,734)	(97)
Distributions of earnings from unconsolidated entities	17	27
Loss on extinguishment of debt	516	170
Origination and purchase of loans held-for-sale, net of principal collections	(327,352)	(621,832)
Proceeds from sale of loans held-for-sale	571,927	751,140
Changes in operating assets and liabilities:
Related-party payable, net	(3,035)	(1,659)
Accrued and capitalized interest receivable, less purchased interest	(41,833)	(31,465)
Other assets	(19,467)	(40,944)
Accounts payable, accrued expenses and other liabilities	(25,945)	(6,764)
Net cash provided by operating activities	270,766	190,732
Cash Flows from Investing Activities:
Origination, purchase and funding of loans held-for-investment	(2,296,124)	(1,252,745)
Proceeds from principal collections on loans	1,051,695	812,187
Proceeds from loans sold	—	39,019
Purchase and funding of investment securities	—	(5,729)
Proceeds from sales of investment securities	—	7,940
Proceeds from principal collections on investment securities	59,514	13,559
Proceeds from sales of real estate	30,566	—
Purchases and additions to properties and other assets	(3,512)	(7,056)
Investment in unconsolidated entities	—	(3,100)
Distribution of capital from unconsolidated entities	15,980	153
Payments for purchase or termination of derivatives	(851)	(67,323)
Proceeds from termination of derivatives	23,527	8,912
Net cash used in investing activities	(1,119,205)	(454,183)

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited, amounts in thousands)

	For the Three Months Ended
	March 31,
	2021	2020
Cash Flows from Financing Activities:
Proceeds from borrowings	$2,748,317	$2,756,915
Principal repayments on and repurchases of borrowings	(2,001,336)	(1,923,754)
Payment of deferred financing costs	(5,052)	(3,577)
Proceeds from common stock issuances	262	153
Payment of equity offering costs	(22)	(14)
Payment of dividends	(137,667)	(135,889)
Contributions from non-controlling interests	2,969	9,406
Distributions to non-controlling interests	(8,833)	(66,476)
Purchase of treasury stock	—	(28,830)
Issuance of debt of consolidated VIEs	11,604	24,376
Repayment of debt of consolidated VIEs	(27,490)	(36,953)
Distributions of cash from consolidated VIEs	14,481	24,723
Net cash provided by financing activities	597,233	620,080
Net (decrease) increase in cash, cash equivalents and restricted cash	(251,206)	356,629
Cash, cash equivalents and restricted cash, beginning of period	722,162	574,031
Effect of exchange rate changes on cash	(1,042)	733
Cash, cash equivalents and restricted cash, end of period	$469,914	$931,393
Supplemental disclosure of cash flow information:
Cash paid for interest	$80,624	$109,341
Income taxes paid	425	569
Supplemental disclosure of non-cash investing and financing activities:
Dividends declared, but not yet paid	$139,113	$135,994
Consolidation of VIEs (VIE asset/liability additions)	393,373	2,477,422
Reclassification of loans held-for-investment to loans held-for-sale	166,901	422,691
Reclassification of loans held-for-sale to loans held-for-investment	124,935	—
Loan principal collections temporarily held at master servicer	31,965	9,779
Net assets acquired through conversion to equity interest	7,320	—
Redemption of Class A Units for common stock	1,039	8,538

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of March 31, 2021

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

We have four reportable business segments as of March 31, 2021 and we refer to the investments within these segments as our target assets:

●	Real estate commercial and residential lending (the “Commercial and Residential Lending Segment”)—engages primarily in originating, acquiring, financing and managing commercial first mortgages, non-agency residential mortgages (“residential loans”), subordinated mortgages, mezzanine loans, preferred equity, commercial mortgage-backed securities (“CMBS”), residential mortgage-backed securities (“RMBS”) and other real estate and real estate-related debt investments in both the U.S. and Europe (including distressed or non-performing loans). Our residential loans are secured by a first mortgage lien on residential property and consist of non-agency residential loans that are not guaranteed by any U.S. Government agency or federally chartered corporation.

●	Infrastructure lending (the “Infrastructure Lending Segment”)—engages primarily in originating, acquiring, financing and managing infrastructure debt investments.

●	Real estate property (the “Property Segment”)—engages primarily in acquiring and managing equity interests in stabilized commercial real estate properties, including multifamily properties and commercial properties subject to net leases, that are held for investment.

●	Real estate investing and servicing (the “Investing and Servicing Segment”)—includes (i) a servicing business in the U.S. that manages and works out problem assets, (ii) an investment business that selectively acquires and manages unrated, investment grade and non-investment grade rated CMBS, including subordinated interests of securitization and resecuritization transactions, (iii) a mortgage loan business which originates conduit loans for the primary purpose of selling these loans into securitization transactions and (iv) an investment business that selectively acquires commercial real estate assets, including properties acquired from CMBS trusts.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (our “Form 10-K”), as filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the operating results for the full year.

Refer to our Form 10-K for a description of our recurring accounting policies. We have included disclosure in this Note 2 regarding principles of consolidation and other accounting policies that (i) are required to be disclosed quarterly, (ii) we view as critical, (iii) became significant since December 31, 2020 due to a corporate action or increase in the significance of the underlying business activity or (iv) changed upon adoption of an Accounting Standards Update (“ASU”) issued by the Financial Accounting Standards Board (“FASB”).

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

Loans Held-for-Investment

Loans that are held for investment (“HFI”) are carried at cost, net of unamortized acquisition premiums or discounts, loan fees and origination costs, as applicable, and net of credit loss allowances as discussed below, unless the loans are credit deteriorated or we have elected to apply the fair value option at purchase.

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

Credit Losses

Loans and Debt Securities Measured at Amortized Cost

ASC 326, Financial Instruments – Credit Losses, became effective for the Company on January 1, 2020. ASC 326 mandates the use of a current expected credit loss model (“CECL”) for estimating future credit losses of certain financial instruments measured at amortized cost, instead of the “incurred loss” credit model previously required under GAAP. The CECL model requires the consideration of possible credit losses over the life of an instrument as opposed to only estimating credit losses upon the occurrence of a discrete loss event under the previous “incurred loss” methodology. The CECL model applies to our HFI loans and our HTM debt securities which are carried at amortized cost, including future funding commitments and accrued interest receivable related to those loans and securities. However, as permitted by ASC 326, we have elected not to measure an allowance for credit losses on accrued interest receivable (which is classified separately on our condensed consolidated balance sheet), but rather write off in a timely manner by reversing interest income and/or cease accruing interest that would likely be uncollectible. Our adoption of the CECL model resulted in a $32.3 million increase to our total allowance for credit losses, which was recognized as a cumulative-effect adjustment to accumulated deficit as of January 1, 2020.

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

Convertible Senior Notes

Effective January 1, 2021, the Company early adopted ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40), which removes certain separation models for convertible debt instruments and convertible preferred stock that require the separation into a debt component and an equity or derivative component. Consequently, our convertible senior notes (the “Convertible Notes”), which were previously accounted for as having separate liability and equity components, are now accounted for as a single liability measured at amortized cost. The standard was adopted using the modified restrospective method of transition, which resulted in a cumulative decrease to additional paid-in capital of $3.7 million, partially offset by a cumulative decrease to accumulated deficit of $2.2 million as of January 1, 2021.

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

Earnings Per Share

We present both basic and diluted earnings per share (“EPS”) amounts in our financial statements. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS reflects the maximum potential dilution that could occur from (i) our share-based compensation, consisting of unvested restricted stock (“RSAs”) and restricted stock units (“RSUs”), (ii) shares contingently issuable to our Manager, (iii) the conversion options associated with our Convertible Notes (see Notes 10 and 17) and (iv) non-controlling interests that are redeemable with our common stock (see Note 16). Potential dilutive shares are excluded from the calculation if they have an anti-dilutive effect in the period.

Nearly all of the Company’s unvested RSUs and RSAs contain rights to receive non-forfeitable dividends and thus are participating securities. In addition, the non-controlling interests that are redeemable with our common stock are considered participating securities because they earn a preferred return indexed to the dividend rate on our common stock (see Note 16). Due to the existence of these participating securities, the two-class method of computing EPS is required, unless another method is determined to be more dilutive. Under the two-class method, undistributed earnings are reallocated between shares of common stock and participating securities. For the three months ended March 31, 2021 and 2020, the two-class method resulted in the most dilutive EPS calculation.

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

The outbreak of COVID-19 beginning in the first quarter of 2020 has had, and is expected to continue to have, an adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. We believe the estimates and assumptions underlying our consolidated financial statements are reasonable and supportable based on the information available as of March 31, 2021. However, uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and our business in particular, makes any estimates and assumptions as of March 31, 2021 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results may ultimately differ from those estimates.

Recent Accounting Developments

On March 12, 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and on January 11, 2021, issued ASU 2021-01, Reference Rate Reform (Topic 848) – Scope, both of which provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference LIBOR or other reference rates expected to be discontinued because of reference rate reform. These ASUs are effective through December 31, 2022. The Company has not adopted any of the optional expedients or exceptions through March 31, 2021, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.

3. Acquisitions and Divestitures

During the three months ended March 31, 2021, we sold an operating property within the Commercial and Residential Lending Segment relating to a grocery distribution facility located in Montgomery, Alabama that was previously acquired in March 2019 through foreclosure of a loan with a carrying value of $9.0 million ($20.9 million unpaid principal balance net of an $8.3 million allowance and $3.6 million of unamortized discount) at the foreclosure date. The operating property was sold for $30.6 million and we recognized a gain of $17.7 million within gain on sale of investments and other assets in our condensed consolidated statement of operations.

During the three months ended March 31, 2021 and 2020, we had no significant acquisitions of properties or businesses.

4. Loans

Our loans held-for-investment are accounted for at amortized cost and our loans held-for-sale are accounted for at the lower of cost or fair value, unless we have elected the fair value option for either. The following tables summarize our investments in mortgages and loans as of March 31, 2021 and December 31, 2020 (dollars in thousands):

				Weighted
			Weighted	Average Life
	Carrying	Face	Average	(“WAL”)
March 31, 2021	Value	Amount	Coupon (1)	(years)(2)
Loans held-for-investment:
Commercial loans:
First mortgages (3), (8)	$9,955,674	$10,003,057	5.1%	1.7
Subordinated mortgages (4)	70,457	71,428	8.8%	2.5
Mezzanine loans (3)	603,119	601,080	10.1%	1.4
Other	18,200	20,267	8.2%	2.6
Total commercial loans	10,647,450	10,695,832
Infrastructure first priority loans (5)	1,595,615	1,616,716	4.3%	4.1
Residential loans, fair value option (6)	150,712	149,404	6.2%	N/A	(7)
Total loans held-for-investment	12,393,777	12,461,952
Loans held-for-sale:
Residential, fair value option (6)	444,835	435,025	5.7%	N/A	(7)
Commercial, $168,226 under fair value option (8)	310,428	314,917	4.3%	5.7
Infrastructure, lower of cost or fair value (5)	89,368	89,601	2.9%	2.6
Total loans held-for-sale	844,631	839,543
Total gross loans	13,238,408	$13,301,495
Credit loss allowances:
Commercial loans held-for-investment	(63,477)
Infrastructure loans held-for-investment	(8,807)
Total allowances	(72,284)
Total net loans	$13,166,124

December 31, 2020
Loans held-for-investment:
Commercial loans:
First mortgages (3)	$8,931,772	$8,978,373	5.3%	1.5
Subordinated mortgages (4)	71,185	72,257	8.8%	2.8
Mezzanine loans (3)	620,319	619,352	10.1%	1.6
Other	30,284	33,626	8.9%	1.8
Total commercial loans	9,653,560	9,703,608
Infrastructure first priority loans	1,420,273	1,439,940	4.4%	4.3
Residential loans, fair value option	90,684	86,796	6.0%	N/A	(7)
Total loans held-for-investment	11,164,517	11,230,344
Loans held-for-sale:
Residential, fair value option	841,963	820,807	6.0%	N/A	(7)
Commercial, fair value option	90,332	90,789	3.9%	10.0
Infrastructure, lower of cost or fair value	120,540	120,900	3.1%	3.2
Total loans held-for-sale	1,052,835	1,032,496
Total gross loans	12,217,352	$12,262,840
Credit loss allowances:
Commercial loans held-for-investment	(69,611)
Infrastructure loans held-for-investment	(7,833)
Total allowances	(77,444)
Total net loans	$12,139,908

(1)	Calculated using LIBOR or other applicable index rates as of March 31, 2021 and December 31, 2020 for variable rate loans.

(2)	Represents the WAL of each respective group of loans as of the respective balance sheet date. The WAL of each individual loan is calculated using amounts and timing of future principal payments, as projected at origination or acquisition.

(3)	First mortgages include first mortgage loans and any contiguous mezzanine loan components because as a whole, the expected credit quality of these loans is more similar to that of a first mortgage loan. The application of this methodology resulted in mezzanine loans with carrying values of $917.8 million and $877.3 million being classified as first mortgages as of March 31, 2021 and December 31, 2020, respectively.

(4)	Subordinated mortgages include B-Notes and junior participation in first mortgages where we do not own the senior A-Note or senior participation. If we own both the A-Note and B-Note, we categorize the loan as a first mortgage loan.

(5)	During the three months ended March 31, 2021, $30.7 million of infrastructure loans held-for-sale were reclassified into loans held-for-investment.

(6)	During the three months ended March 31, 2021, a net amount of $69.5 million of residential loans held-for-sale were reclassified into loans held-for-investment.

(7)	Residential loans have a weighted average remaining contractual life of 28.9 years and 27.9 years as of March 31, 2021 and December 31, 2020, respectively.

(8)	During the three months ended March 31, 2021, $142.2 million of commercial loans held-for-investment were reclassified into loans held-for-sale.

As of March 31, 2021, our variable rate loans held-for-investment were as follows (dollars in thousands):

	Carrying	Weighted-average
March 31, 2021	Value	Spread Above Index
Commercial loans	$9,969,387	4.3%
Infrastructure loans	1,595,615	3.8%
Total variable rate loans held-for-investment	$11,565,002	4.2%

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

The significant credit quality indicators for our loans measured at amortized cost, which excludes loans held-for-sale, were as follows as of March 31, 2021 (dollars in thousands):

	Term Loans						Revolving Loans	Total	Credit
	Amortized Cost Basis by Origination Year						Amortized Cost	Amortized	Loss
As of March 31, 2021	2021	2020	2019	2018	2017	Prior	Total	Cost Basis	Allowance
Commercial loans:
Credit quality indicator:
LTV < 60%	$1,152,309	$709,735	$1,314,912	$1,225,605	$729,227	$425,570	$—	$5,557,358	$7,015
LTV 60% - 70%	859,035	480,542	1,530,002	825,212	39,916	82,088	—	3,816,795	31,535
LTV > 70%	—	240,217	599,518	312,972	—	61,426	—	1,214,133	16,661
Credit deteriorated	—	—	—	28,986	—	11,977	—	40,963	8,266
Defeased and other	—	—	—	—	—	18,201	—	18,201	—
Total commercial	$2,011,344	$1,430,494	$3,444,432	$2,392,775	$769,143	$599,262	$—	$10,647,450	$63,477
Infrastructure loans:
Credit quality indicator:
Power	$—	$77,525	$220,901	$397,619	$124,959	$371,072	$10,057	$1,202,133	$5,074
Oil and gas	—	19,902	267,727	100,803	—	—	5,050	393,482	3,733
Total infrastructure	$—	$97,427	$488,628	$498,422	$124,959	$371,072	$15,107	$1,595,615	$8,807
Residential loans held-for-investment, fair value option								150,712	—
Loans held-for-sale								844,631	—
Total gross loans								$13,238,408	$72,284

As of March 31, 2021, we had credit deteriorated commercial loans with an amortized cost basis of $41.0 million, of which $29.0 million had no credit loss allowance.  These loans were on nonaccrual status, with the cost recovery method of interest income recognition applied. In addition to these credit deteriorated loans, we had a $187.6 million commercial loan and $20.2 million of residential loans that were 90 days or greater past due at March 31, 2021. In March 2021, $7.3 million relating to the $187.6 million commercial loan that was 90 days or greater past due was converted to equity interests pursuant to a consensual transfer under pre-existing equity pledges of additional collateral (see Note 7). The $187.6 million commercial loan, along with a $14.8 million infrastructure loan in forbearance, were placed on nonaccrual status during the three months ended March 31, 2021, but are not considered credit deteriorated as we presently expect to recover all amounts due. Any loans which are modified to provide for the deferral of interest are not considered past due and are accounted for in accordance with our revenue recognition policy on interest income.

The following tables present the activity in our credit loss allowance for funded loans and unfunded commitments (amounts in thousands):

	Funded Commitments Credit Loss Allowance
	Loans Held-for-Investment			Total
Three Months Ended March 31, 2021	Commercial		Infrastructure	Funded Loans
Credit loss allowance at December 31, 2020	$69,611		$7,833	$77,444
Credit loss provision (reversal), net	1,880		717	2,597
Charge-offs	(7,757)	(1)	—	(7,757)
Recoveries	—		—	—
Transfers	(257)		257	—
Credit loss allowance at March 31, 2021	$63,477		$8,807	$72,284

	Unfunded Commitments Credit Loss Allowance (2)
	Loans Held-for-Investment
Three Months Ended March 31, 2021	Commercial	Infrastructure	Total
Credit loss allowance at December 31, 2020	$5,258	$812	$6,070
Credit loss reversal, net	(2,122)	(143)	(2,265)
Credit loss allowance at March 31, 2021	$3,136	$669	$3,805
Memo: Unfunded commitments as of March 31, 2021 (3)	$1,291,304	$65,791	$1,357,095
(1)	Relates to an unsecured promissory note deemed uncollectible in connection with a residential conversion project located in New York City. The note was previously considered credit deteriorated and was fully reserved.

(2)	Included in accounts payable, accrued expenses and other liabilities in our condensed consolidated balance sheets.

(3)	Represents amounts expected to be funded (see Note 21).

Loan Portfolio Activity

The activity in our loan portfolio was as follows (amounts in thousands):

	Held-for-Investment Loans
Three Months Ended March 31, 2021	Commercial	Infrastructure	Residential	Held-for-Sale Loans	Total Loans
Balance at December 31, 2020	$9,583,949	$1,412,440	$90,684	$1,052,835	$12,139,908
Acquisitions/originations/additional funding	2,196,813	99,311	—	375,270	2,671,394
Capitalized interest (1)	36,646	—	—	—	36,646
Basis of loans sold (2)	—	—	—	(571,927)	(571,927)
Loan maturities/principal repayments	(1,021,393)	(18,055)	(9,210)	(44,326)	(1,092,984)
Discount accretion/premium amortization	15,824	921	—	—	16,745
Changes in fair value	—	—	(290)	(9,188)	(9,478)
Unrealized foreign currency translation loss	(14,082)	(181)	—	—	(14,263)
Credit loss provision, net	(1,880)	(717)	—	—	(2,597)
Transfer to/from other asset classifications or between segments	(211,904)	93,089	69,528	41,967	(7,320)
Balance at March 31, 2021	$10,583,973	$1,586,808	$150,712	$844,631	$13,166,124

	Held-for-Investment Loans
Three Months Ended March 31, 2020	Commercial	Infrastructure	Residential	Held-for-Sale Loans	Total Loans
Balance at December 31, 2019	$8,517,054	$1,397,448	$671,572	$884,150	$11,470,224
Cumulative effect of ASC 326 effective January 1, 2020	(10,112)	(10,328)	—	—	(20,440)
Acquisitions/originations/additional funding	1,089,096	62,929	100,720	646,160	1,898,905
Capitalized interest (1)	36,072	—	—	—	36,072
Basis of loans sold (2)	—	—	(604)	(789,259)	(789,863)
Loan maturities/principal repayments	(689,972)	(37,051)	(48,620)	(20,680)	(796,323)
Discount accretion/premium amortization	11,559	411	—	110	12,080
Changes in fair value	—	—	(25,619)	9,485	(16,134)
Unrealized foreign currency translation loss	(83,263)	—	—	(4,056)	(87,319)
Credit loss provision, net	(37,527)	(5,805)	—	—	(43,332)
Transfer to/from other asset classifications	—	(26,333)	(422,691)	449,024	—
Balance at March 31, 2020	$8,832,907	$1,381,271	$274,758	$1,174,934	$11,663,870

(1)     Represents accrued interest income on loans whose terms do not require current payment of interest.

(2)     See Note 11 for additional disclosure on these transactions.

5. Investment Securities

Investment securities were comprised of the following as of March 31, 2021 and December 31, 2020 (amounts in thousands):

	Carrying Value as of
	March 31, 2021	December 31, 2020
RMBS, available-for-sale	$160,301	$167,349
RMBS, fair value option (1)	249,005	235,997
CMBS, fair value option (1), (2)	1,202,883	1,209,030
HTM debt securities, amortized cost net of credit loss allowance of $5,387 and $5,675	488,075	538,605
Equity security, fair value	10,655	11,247
Subtotal—Investment securities	2,110,919	2,162,228
VIE eliminations (1)	(1,432,632)	(1,425,570)
Total investment securities	$678,287	$736,658
(1)	Certain fair value option CMBS and RMBS are eliminated in consolidation against VIE liabilities pursuant to ASC 810.

(2)	Includes $180.9 million and $179.5 million of non-controlling interests in the consolidated entities which hold certain of these CMBS as of March 31, 2021 and December 31, 2020, respectively.

Purchases, sales and principal collections for all investment securities were as follows (amounts in thousands):

	RMBS,	RMBS, fair	CMBS, fair	HTM	Securitization
	available-for-sale	value option	value option	Securities	VIEs (1)	Total
Three Months Ended March 31, 2021
Purchases	$—	$27,333	$—	$—	$(27,333)	$—
Sales	—	—	11,604	—	(11,604)	—
Principal collections	7,251	13,344	1,710	51,690	(14,481)	59,514
Three Months Ended March 31, 2020
Purchases/fundings	$—	$29,292	$7,661	$5,729	$(36,953)	$5,729
Sales	—	—	32,316	—	(24,376)	7,940
Principal collections	6,549	8,572	16,523	6,638	(24,723)	13,559
(1)	Represents RMBS and CMBS, fair value option amounts eliminated due to our consolidation of securitization VIEs. These amounts are reflected as issuance or repayment of debt of, or distributions from, consolidated VIEs in our condensed consolidated statements of cash flows.

RMBS, Available-for-Sale

The Company classified all of its RMBS not eliminated in consolidation as available-for-sale as of March 31, 2021 and December 31, 2020. These RMBS are reported at fair value in the balance sheet with changes in fair value recorded in accumulated other comprehensive income (“AOCI”).

The tables below summarize various attributes of our investments in available-for-sale RMBS as of March 31, 2021 and December 31, 2020 (amounts in thousands):

				Unrealized Gains or (Losses)
				Recognized in AOCI
		Credit		Gross	Gross	Net
	Amortized	Loss	Net	Unrealized	Unrealized	Fair Value
	Cost	Allowance	Basis	Gains	Losses	Adjustment	Fair Value
March 31, 2021
RMBS	$118,647	$—	$118,647	$41,688	$(34)	$41,654	$160,301
December 31, 2020
RMBS	$123,292	$—	$123,292	$44,123	$(66)	$44,057	$167,349

	Weighted Average Coupon (1)	WAL (Years) (2)
March 31, 2021
RMBS	1.2%	5.9
(1)	Calculated using the March 31, 2021 one-month LIBOR rate of 0.111% for floating rate securities.

(2)	Represents the remaining WAL of each respective group of securities as of the balance sheet date. The WAL of each individual security is calculated using projected amounts and projected timing of future principal payments.

As of March 31, 2021, approximately $139.4 million, or 87.0%, of RMBS were variable rate. We purchased all of the RMBS at a discount, a portion of which is accreted into income over the expected remaining life of the security. The majority of the income from this strategy is earned from the accretion of this accretable discount.

We have engaged a third party manager who specializes in RMBS to execute the trading of RMBS, the cost of which was $0.3 million and $0.4 million for the three months ended March 31, 2021 and 2020, respectively, recorded as management fees in the accompanying condensed consolidated statements of operations.

The following table presents the gross unrealized losses and estimated fair value of any available-for-sale securities that were in an unrealized loss position as of March 31, 2021 and December 31, 2020, and for which an allowance for credit losses has not been recorded (amounts in thousands):

	Estimated Fair Value		Unrealized Losses
	Securities with a	Securities with a	Securities with a	Securities with a
	loss less than	loss greater than	loss less than	loss greater than
	12 months	12 months	12 months	12 months
As of March 31, 2021
RMBS	$—	$1,170	$—	$(34)
As of December 31, 2020
RMBS	$438	$1,195	$(25)	$(41)

As of March 31, 2021 and December 31, 2020, there were one and two securities, respectively, with unrealized losses reflected in the table above. After evaluating the securities and recording adjustments for credit losses, we concluded that the remaining unrealized losses reflected above were noncredit-related and would be recovered from the securities’ estimated future cash flows. We considered a number of factors in reaching this conclusion, including that we did not intend to sell the securities, it was not considered more likely than not that we would be forced to sell the securities prior to recovering our amortized cost, and there were no material credit events that would have caused us to otherwise conclude that we would not recover our cost. Credit losses are calculated by comparing (i) the estimated future cash flows of each security discounted at the yield determined as of the initial acquisition date or, if since revised, as of the last date previously revised, to (ii) our net amortized cost basis. Significant judgment is used in projecting cash flows for our non-agency RMBS. As a result, actual income and/or credit losses could be materially different from what is currently projected and/or reported.

CMBS and RMBS, Fair Value Option

As discussed in the “Fair Value Option” section of Note 2 herein, we elect the fair value option for certain CMBS and RMBS in an effort to eliminate accounting mismatches resulting from the current or potential consolidation of securitization VIEs. As of March 31, 2021, the fair value and unpaid principal balance of CMBS where we have elected the fair value option, excluding the notional value of interest-only securities and before consolidation of securitization VIEs, were $1.2 billion and $2.7 billion, respectively. As of March 31, 2021, the fair value and unpaid principal balance of RMBS where we have elected the fair value option, excluding the notional value of interest-only securities and before consolidation of securitization VIEs, were $249.0 million and $160.1 million, respectively. The $1.5 billion total fair value balance of CMBS and RMBS represents our economic interests in these assets. However, as a result of our consolidation of securitization VIEs, the vast majority of this fair value (all except $19.3 million at March 31, 2021) is eliminated against VIE liabilities before arriving at our GAAP balance for fair value option investment securities.

As of March 31, 2021, $96.9 million of our CMBS were variable rate and none of our RMBS were variable rate.

HTM Debt Securities, Amortized Cost

The table below summarizes our investments in HTM debt securities as of March 31, 2021 and December 31, 2020 (amounts in thousands):

	Amortized	Credit Loss	Net Carrying	Gross Unrealized	Gross Unrealized
	Cost Basis	Allowance	Amount	Holding Gains	Holding Losses	Fair Value
March 31, 2021
CMBS	$339,120	$—	$339,120	$—	$(25,169)	$313,951
Preferred interests	116,466	(2,462)	114,004	3,346	—	117,350
Infrastructure bonds	37,876	(2,925)	34,951	435	—	35,386
Total	$493,462	$(5,387)	$488,075	$3,781	$(25,169)	$466,687

December 31, 2020
CMBS	$339,059	$—	$339,059	$—	$(23,286)	$315,773
Preferred interests	166,614	(2,749)	163,865	432	(913)	163,384
Infrastructure bonds	38,607	(2,926)	35,681	415	—	36,096
Total	$544,280	$(5,675)	$538,605	$847	$(24,199)	$515,253

The following table presents the activity in our credit loss allowance for HTM debt securities (amounts in thousands):

			Total HTM
	Preferred	Infrastructure	Credit Loss
	Interests	Bonds	Allowance
Three Months Ended March 31, 2021
Credit loss allowance at December 31, 2020	$2,749	$2,926	$5,675
Credit loss reversal, net	(287)	(1)	(288)
Credit loss allowance at March 31, 2021	$2,462	$2,925	$5,387

The table below summarizes the maturities of our HTM debt securities by type as of March 31, 2021 (amounts in thousands):

		Preferred	Infrastructure
	CMBS	Interests	Bonds	Total
Less than one year	$313,863	$—	$—	$313,863
One to three years	25,257	114,004	—	139,261
Three to five years	—	—	—	—
Thereafter	—	—	34,951	34,951
Total	$339,120	$114,004	$34,951	$488,075

Equity Security, Fair Value Option

During 2012, we acquired 9,140,000 ordinary shares from a related-party in Starwood European Real Estate Finance Limited (“SEREF”), a debt fund that is externally managed by an affiliate of our Manager and is listed on the London Stock Exchange. The fair value of the investment remeasured in USD was $10.7 million and $11.2 million as of March 31, 2021 and December 31, 2020, respectively. As of March 31, 2021, our shares represent an approximate 2% interest in SEREF.

6. Properties

Our properties are held within the following portfolios:

Woodstar I Portfolio

The Woodstar I Portfolio is comprised of 32 affordable housing communities with 8,948 units concentrated primarily in the Tampa, Orlando and West Palm Beach metropolitan areas. During the year ended December 31, 2015, we acquired 18 of the 32 affordable housing communities of the Woodstar I Portfolio with the final 14 communities acquired during the year ended December 31, 2016. The Woodstar I Portfolio includes total gross properties and lease intangibles of $636.7 million and debt of $572.8 million as of March 31, 2021.

Woodstar II Portfolio

The Woodstar II Portfolio is comprised of 27 affordable housing communities with 6,109 units concentrated primarily in Central and South Florida. We acquired eight of the 27 affordable housing communities in December 2017, with the final 19 communities acquired during the year ended December 31, 2018. The Woodstar II Portfolio includes total gross properties and lease intangibles of $610.6 million and debt of $512.6 million as of March 31, 2021.

Medical Office Portfolio

The Medical Office Portfolio is comprised of 34 medical office buildings acquired during the year ended December 31, 2016. These properties, which collectively comprise 1.9 million square feet, are geographically dispersed throughout the U.S. and primarily affiliated with major hospitals or located on or adjacent to major hospital campuses. The Medical Office Portfolio includes total gross properties and lease intangibles of $760.3 million and debt of $592.9 million as of March 31, 2021.

Master Lease Portfolio

The Master Lease Portfolio is comprised of 16 retail properties geographically dispersed throughout the U.S., with more than 50% of the portfolio, by carrying value, located in Florida, Texas and Minnesota. These properties, which we acquired in September 2017, collectively comprise 1.9 million square feet and were leased back to the seller under corporate guaranteed master net lease agreements with initial terms of 24.6 years and periodic rent escalations. The Master Lease Portfolio includes total gross properties of $343.8 million and debt of $192.8 million as of March 31, 2021.

Investing and Servicing Segment Property Portfolio

The Investing and Servicing Segment Property Portfolio (“REIS Equity Portfolio”) is comprised of 15 commercial real estate properties and one equity interest in an unconsolidated commercial real estate property which were acquired from CMBS trusts during the previous five years. The REIS Equity Portfolio includes total gross properties and lease intangibles of $270.4 million and debt of $192.6 million as of March 31, 2021.

The table below summarizes our properties held as of March 31, 2021 and December 31, 2020 (dollars in thousands):

	Depreciable Life	March 31, 2021	December 31, 2020
Property Segment
Land and land improvements	0 – 15 years	$485,026	$484,846
Buildings and building improvements	5 – 45 years	1,691,423	1,690,701
Furniture & fixtures	3 – 7 years	60,926	59,632
Investing and Servicing Segment
Land and land improvements	0 – 15 years	50,617	50,585
Buildings and building improvements	3 – 40 years	179,813	179,014
Furniture & fixtures	2 – 5 years	2,804	2,606
Commercial and Residential Lending Segment (1)
Land and land improvements	0 – 7 years	9,691	11,416
Buildings and building improvements	10 – 20 years	9,927	19,251
Construction in progress	N/A	75,245	75,245
Properties, cost		2,565,472	2,573,296
Less: accumulated depreciation		(320,724)	(302,143)
Properties, net		$2,244,748	$2,271,153
(1)	Represents properties acquired through loan foreclosure or exercise of control over loan borrower pledged equity interests.

During the three months ended March 31, 2021, we sold an operating property within the Commercial and Residential Lending Segment for $30.6 million and recognized a gain of $17.7 million within gain on sale of investments and other assets in our condensed consolidated statement of operations. Refer to Note 3 for further discussion. No operating properties were sold during the three months ended March 31, 2020.

7. Investment in Unconsolidated Entities

The table below summarizes our investments in unconsolidated entities as of March 31, 2021 and December 31, 2020 (dollars in thousands):

	Participation /	Carrying value as of
	Ownership % (1)	March 31, 2021	December 31, 2020
Equity method investments:
Equity interest in a natural gas power plant	10%	$24,840	$25,095
Investor entity which owns equity in an online real estate company	50%	9,573	9,397
Equity interests in commercial real estate	50%	1,368	1,543
Equity interest in and advances to a residential mortgage originator (2)	N/A	18,458	17,852
Various (3)	15% - 50%	16,896	8,831
		71,135	62,718
Other equity investments:
Equity interest in a servicing and advisory business	2%	17,584	17,584
Investment funds which own equity in a loan servicer and other real estate assets	4% - 6%	7,267	7,267
Various, including Federal Home Loan Bank stock	0% - 2%	4,921	20,485
		29,772	45,336
		$100,907	$108,054
(1)	None of these investments are publicly traded and therefore quoted market prices are not available.

(2)	Includes a $4.5 million subordinated loan as of both March 31, 2020 and December 31, 2020.

(3)	In March 2021, we obtained 15% equity interests in two investor entities that own 49% equity interests in two entertainment and retail centers in satisfaction of $7.3 million principal amount of a commercial loan. As discussed in Note 4, the equity interests in the entertainment and retail centers were transferred under pre-existing equity pledges of additional collateral for the commercial loan.

As of March 31, 2021, the carrying value of our equity investment in a residential mortgage originator exceeded the underlying equity in net assets of such investee by $1.6 million. This difference is the result of the Company recording its investment in the investee at its acquisition date fair value, which included certain non-amortizing intangible assets not recognized by the investee. Should the Company determine these intangible assets held by the investee are impaired, the Company will recognize such impairment loss through earnings from unconsolidated entities in our consolidated statement of operations, otherwise, such difference between the carrying value of our equity investment in the residential mortgage originator and the underlying equity in the net assets of the residential mortgage originator will continue to exist.

Other than our equity interest in the residential mortgage originator, there were no differences between the carrying value of our equity method investments and the underlying equity in the net assets of the investees as of March 31, 2021.

During the three months ended March 31, 2021, we did not become aware of (i) any observable price changes in our other equity investments accounted for under the fair value practicability election or (ii) any indicators of impairment.

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

Infrastructure Lending Segment

The Infrastructure Lending Segment’s goodwill of $119.4 million at both March 31, 2021 and December 31, 2020 represents the excess of consideration transferred over the fair value of net assets acquired on September 19, 2018 and October 15, 2018. The goodwill recognized is attributable to value embedded in the acquired Infrastructure Lending Segment’s lending platform.

LNR Property LLC (“LNR”)

The Investing and Servicing Segment’s goodwill of $140.4 million at both March 31, 2021 and December 31, 2020 represents the excess of consideration transferred over the fair value of net assets of LNR acquired on April 19, 2013. The goodwill recognized is attributable to value embedded in LNR’s existing platform, which includes a network of commercial real estate asset managers, work-out specialists, underwriters and administrative support professionals as well as proprietary historical performance data on commercial real estate assets.

Intangible Assets

Servicing Rights Intangibles

In connection with the LNR acquisition, we identified domestic servicing rights that existed at the purchase date, based upon the expected future cash flows of the associated servicing contracts. As of March 31, 2021 and December 31, 2020, the balance of the domestic servicing intangible was net of $42.9 million and $41.4 million, respectively, which was eliminated in consolidation pursuant to ASC 810 against VIE assets in connection with our consolidation of securitization VIEs. Before VIE consolidation, as of March 31, 2021 and December 31, 2020, the domestic servicing intangible had a balance of $55.3 million and $54.6 million, respectively, which represents our economic interest in this asset.

Lease Intangibles

In connection with our acquisitions of commercial real estate, we recognized in-place lease intangible assets and favorable lease intangible assets associated with certain non-cancelable operating leases of the acquired properties.

The following table summarizes our intangible assets, which are comprised of servicing rights intangibles and lease intangibles, as of March 31, 2021 and December 31, 2020 (amounts in thousands):

	As of March 31, 2021			As of December 31, 2020
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value
Domestic servicing rights, at fair value	$12,406	$—	$12,406	$13,202	$—	$13,202
In-place lease intangible assets	133,203	(94,726)	38,477	133,203	(92,540)	40,663
Favorable lease intangible assets	24,181	(8,292)	15,889	24,181	(7,929)	16,252
Total net intangible assets	$169,790	$(103,018)	$66,772	$170,586	$(100,469)	$70,117

The following table summarizes the activity within intangible assets for the three months ended March 31, 2021 (amounts in thousands):

	Domestic	In-place Lease	Favorable Lease
	Servicing	Intangible	Intangible
	Rights	Assets	Assets	Total
Balance as of January 1, 2021	$13,202	$40,663	$16,252	$70,117
Amortization	—	(2,186)	(363)	(2,549)
Changes in fair value due to changes in inputs and assumptions	(796)	—	—	(796)
Balance as of March 31, 2021	$12,406	$38,477	$15,889	$66,772

The following table sets forth the estimated aggregate amortization of our in-place lease intangible assets and favorable lease intangible assets for the next five years and thereafter (amounts in thousands):

2021 (remainder of)	$7,094
2022	7,862
2023	6,115
2024	4,722
2025	3,846
Thereafter	24,727
Total	$54,366

9. Secured Borrowings

Secured Financing Agreements

The following table is a summary of our secured financing agreements in place as of March 31, 2021 and December 31, 2020 (dollars in thousands):

										Outstanding Balance at
	Current		Extended		Weighted Average	Pledged Asset		Maximum		March 31,		December 31,
	Maturity		Maturity (a)		Pricing	Carrying Value		Facility Size		2021		2020
Repurchase Agreements:
Commercial Loans	May 2021 to Aug 2025	(b)	May 2023 to Mar 2029	(b)	(c)	$8,088,081		$9,164,525	(d)	$5,592,652		$4,878,939
Residential Loans	Jan 2022 to Oct 2023		N/A		LIBOR + 2.09%	428,877		1,750,000		328,620		22,590
Infrastructure Loans	Feb 2022		N/A		LIBOR + 2.00%	295,516		500,000		246,136		232,961
Conduit Loans	Feb 2022 to Jun 2023		Feb 2023 to Jun 2024		LIBOR + 2.15%	147,523		350,000		111,087		53,554
CMBS/RMBS	Dec 2021 to Oct 2030	(e)	Mar 2022 to Apr 2031	(e)	(f)	1,112,819		823,365		668,993	(g)	620,763
Total Repurchase Agreements						10,072,816		12,587,890		6,947,488		5,808,807
Other Secured Financing:
Borrowing Base Facility	Apr 2022		Apr 2024		LIBOR + 2.25%	304,076		650,000	(h)	223,302		43,014
Commercial Financing Facility	Mar 2022		Mar 2029		GBP LIBOR + 1.75%	101,559		81,847		81,847		81,218
Residential Financing Facility	Sep 2022		Sep 2025		3.50%	163,545		250,000		1,515		215,024
Infrastructure Acquisition Facility	Sep 2021		Sep 2022		(i)	525,611		517,498		414,503		467,450
Infrastructure Financing Facilities	Jul 2022 to Oct 2022		Oct 2024 to Jul 2027		LIBOR + 2.04%	699,684		1,250,000		548,956		538,645
Property Mortgages - Fixed rate	Nov 2024 to Aug 2052	(j)	N/A		4.03%	1,271,385		1,155,306		1,155,306		1,077,528
Property Mortgages - Variable rate	Nov 2021 to Jul 2030		N/A		(k)	929,800		985,453		960,901		960,903
Term Loan and Revolver	(l)		N/A		(l)	N/A	(l)	763,375		643,375		645,000
Federal Home Loan Bank	N/A		N/A		N/A	—		—		—		396,000
Total Other Secured Financing						3,995,660		5,653,479		4,029,705		4,424,782
						$14,068,476		$18,241,369		10,977,193		10,233,589
Unamortized net discount										(13,149)		(13,569)
Unamortized deferred financing costs										(68,112)		(73,830)
										$10,895,932		$10,146,190
(a)	Subject to certain conditions as defined in the respective facility agreement.
(b)	For certain facilities, borrowings collateralized by loans existing at maturity may remain outstanding until such loan collateral matures, subject to certain specified conditions.
(c)	Certain facilities with an outstanding balance of $1.9 billion as of March 31, 2021 are indexed to GBP LIBOR and EURIBOR. The remainder have a weighted average rate of LIBOR + 2.01%.
(d)	The aggregate initial maximum facility size may be increased at our option, subject to certain conditions. The $9.2 billion amount includes such upsizes.
(e)	Certain facilities with an outstanding balance of $280.3 million as of March 31, 2021 carry a rolling 11-month or 12-month term which may reset monthly or quarterly with the lender's consent. These facilities carry no maximum facility size.
(f)	A facility with an outstanding balance of $212.0 million as of March 31, 2021 has a weighted average fixed annual interest rate of 3.29%. All other facilities are variable rate with a weighted average rate of LIBOR + 1.92%.
(g)	Includes: (i) $212.0 million outstanding on a repurchase facility that is not subject to margin calls; and (ii) $38.3 million outstanding on one of our repurchase facilities that represents the 49% pro rata share owed by a non-controlling partner in a consolidated joint venture (see Note 14).
(h)	The initial maximum facility size of $300.0 million may be increased to $650.0 million, subject to certain conditions.
(i)	Consists of an annual interest rate of the applicable currency benchmark index + 2.00%.
(j)	The weighted average maturity is 6.5 years as of March 31, 2021.

(k)	Includes a $600.0 million first mortgage and mezzanine loan secured by our Medical Office Portfolio. This debt has a weighted average interest rate of LIBOR + 2.07% that we swapped to a fixed rate of 3.34%. The remainder have a weighted average rate of LIBOR + 2.59%.
(l)	Consists of: (i) a 643.4 million term loan facility that matures in July 2026, of which $394.0 million has an annual interest rate of LIBOR + 2.50% and $249.4 million has an annual interest rate of LIBOR + 3.50%, subject to a 75 bps LIBOR floor, and (ii) a $120.0 million revolving credit facility that matures in July 2024 with an annual interest rate of LIBOR + 3.00%. These facilities are secured by the equity interests in certain of our subsidiaries which totaled $4.2 billion as of March 31, 2021.

In the normal course of business, the Company is in discussions with its lenders to extend, amend or replace any financing facilities which contain near term expirations.

In January 2021, we entered into a Residential Loans repurchase facility to finance residential loans. The facility carries a one-year term, which we intend to extend every three months, and an annual interest rate of one-month LIBOR + 2.00% to 2.50%, subject to a 25 bps LIBOR floor. The maximum facility size was initially $375.0 million and was increased to $1.0 billion in March 2021.

In March 2021, we entered into mortgage loans with total borrowings of $82.9 million to refinance our Woodstar II Portfolio. The loans carry seven-year terms and a weighted average fixed annual interest rate of 4.36%. A portion of the net proceeds from the mortgage loans was used to repay $4.9 million of outstanding government sponsored mortgage loans.

Our secured financing agreements contain certain financial tests and covenants. As of March 31, 2021, we were in compliance with all such covenants.

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

For the three months ended March 31, 2021 and 2020, approximately $9.5 million and $8.8 million, respectively, of amortization of deferred financing costs from secured financing agreements was included in interest expense on our condensed consolidated statements of operations.

Collateralized Loan Obligations

In August 2019, we refinanced a pool of our commercial loans held-for-investment through a CLO, STWD 2019-FL1. On the closing date, the CLO issued $1.1 billion principal amount of notes, of which $936.4 million was purchased by third party investors. We retained $86.6 million of notes, along with preferred shares with a liquidation preference of $77.0 million. The CLO contains a reinvestment feature that, subject to certain eligibility criteria, allows us to contribute new loans or participation interests in loans to the CLO in exchange for cash. During the three months ended March 31, 2021, we utilized the reinvestment feature, contributing $98.6 million of additional interests into the CLO.

The following table is a summary of our CLO as of March 31, 2021 and December 31, 2020 (amounts in thousands):

		Face	Carrying	Weighted
March 31, 2021	Count	Amount	Value	Average Spread		Maturity
Collateral assets	25	$1,099,693	$1,099,639	LIBOR + 4.21%	(a)	May 2024	(b)
Financing	1	936,375	931,178	LIBOR + 1.63%	(c)	July 2038	(d)

December 31, 2020
Collateral assets	23	$1,002,445	$1,099,439	LIBOR + 3.93%	(a)	Apr 2024	(b)
Financing	1	936,375	930,554	LIBOR + 1.64%	(c)	July 2038	(d)
(a)	Represents the weighted-average coupon earned on variable rate loans during the respective year-to-date period. There were no fixed-rate loans financed by the CLO as of March 31, 2021 and December 31, 2020.
(b)	Represents the weighted-average maturity, assuming the extended contractual maturity of the collateral assets.
(c)	Represents the weighted-average cost of financing incurred during the respective year-to-date period, inclusive of deferred issuance costs.
(d)	Repayments of the CLO are tied to timing of the related collateral asset repayments. The term of the CLO financing obligation represents the legal final maturity date.

We incurred $9.2 million of issuance costs in connection with the CLO, which are amortized on an effective yield basis over the estimated life of the CLO. For both the three months ended March 31, 2021 and 2020, approximately $0.6 million of amortization of deferred financing costs was included in interest expense on our condensed consolidated statements of operations. As of March 31, 2021 and December 31, 2020, our unamortized issuance costs were $5.2 million and $5.8 million, respectively.

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

	Repurchase	Other Secured
	Agreements	Financing	CLO		Total
2021 (remainder of)	$302,200	$58,768	$—		$360,968
2022	1,548,791	419,128	—		1,967,919
2023	1,450,262	803,315	—		2,253,577
2024	1,480,044	475,383	—		1,955,427
2025	1,510,607	248,376	—		1,758,983
Thereafter	655,584	2,024,735	936,375	(a)	3,616,694
Total	$6,947,488	$4,029,705	$936,375		$11,913,568
(a)	Assumes utilization of the reinvestment feature.

10. Unsecured Senior Notes

The following table is a summary of our unsecured senior notes outstanding as of March 31, 2021 and December 31, 2020 (dollars in thousands):

					Remaining
	Coupon		Effective	Maturity	Period of		Carrying Value at
	Rate		Rate (1)	Date	Amortization		March 31, 2021	December 31, 2020
2021 Senior Notes	5.00%		5.32%	12/15/2021	0.7	years	$700,000	$700,000
2023 Senior Notes	5.50%		5.71%	11/1/2023	2.6	years	300,000	300,000
2023 Convertible Notes	4.38%		4.57%	4/1/2023	2.0	years	250,000	250,000
2025 Senior Notes	4.75%	(2)	5.04%	3/15/2025	4.0	years	500,000	500,000
Total principal amount							1,750,000	1,750,000
Unamortized discount—Convertible Notes							(910)	(2,559)
Unamortized discount—Senior Notes							(8,356)	(9,332)
Unamortized deferred financing costs							(5,076)	(5,589)
Carrying amount of debt components							$1,735,658	$1,732,520
Carrying amount of conversion option equity components recorded in additional paid-in capital for outstanding convertible notes							N/A	$3,755
(1)	Effective rate includes the effects of underwriter purchase discount.
(2)	The coupon on the 2025 Senior Notes is 4.75%. At closing, we swapped $470.0 million of the notes to a floating rate of LIBOR + 2.53%.

Our unsecured senior notes contain certain financial tests and covenants. As of March 31, 2021, we were in compliance with all such covenants.

Convertible Senior Notes

On March 29, 2017, we issued $250.0 million of 4.375% Convertible Senior Notes due 2023 (the “2023 Convertible Notes”) which remain outstanding at March 31, 2021 and mature on April 1, 2023.

We recognized interest expense of $2.9 million and $3.0 million during the three months ended March 31, 2021 and 2020, respectively, from our Convertible Notes.

The following table details the conversion attributes of our Convertible Notes outstanding as of March 31, 2021 (amounts in thousands, except rates):

	March 31, 2021
	Conversion	Conversion
	Rate (1)	Price (2)
2023 Convertible Notes	38.5959	$25.91
(1)	The conversion rate represents the number of shares of common stock issuable per $1,000 principal amount of 2023 Convertible Notes converted, as adjusted in accordance with the indenture governing the 2023 Convertible Notes (including the applicable supplemental indenture).

(2)	As of March 31, 2021, the market price of the Company’s common stock was $24.74.

The if-converted value of the 2023 Convertible Notes was less than their principal amount by $11.3 million at March 31, 2021 as the closing market price of the Company’s common stock of $24.74 was less than the implicit conversion price of $25.91 per share. The if-converted value of the principal amount of the 2023 Convertible Notes was $238.7 million as of March 31, 2021. As of March 31, 2021, the net carrying amount and fair value of the 2023 Convertible Notes was $248.6 million and $255.8 million, respectively.

Upon conversion of the 2023 Convertible Notes, settlement may be made in common stock, cash or a combination of both, at the option of the Company.

Conditions for Conversion

Prior to October 1, 2022, the 2023 Convertible Notes will be convertible only upon satisfaction of one or more of the following conditions: (1) the closing market price of the Company’s common stock is at least 110% of the conversion price of the 2023 Convertible Notes for at least 20 out of 30 trading days prior to the end of the preceding fiscal quarter, (2) the trading price of the 2023 Convertible Notes is less than 98% of the product of (i) the conversion rate and (ii) the closing price of the Company’s common stock during any five consecutive trading day period, (3) the Company issues certain equity instruments at less than the 10-day average closing market price of its common stock or the per-share value of certain distributions exceeds the market price of the Company’s common stock by more than 10% or (4) certain other specified corporate events (significant consolidation, sale, merger, share exchange, fundamental change, etc.) occur.

On or after October 1, 2022, holders of the 2023 Convertible Notes may convert each of their notes at the applicable conversion rate at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date.

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

The following summarizes the face amount and proceeds of commercial and residential loans securitized for the three months ended March 31, 2021 and 2020 (amounts in thousands):

	Commercial Loans		Residential Loans
	Face Amount	Proceeds	Face Amount	Proceeds
For the Three Months Ended March 31,
2021	$85,037	$89,710	$383,549	$389,798
2020	335,835	352,393	381,279	398,747

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

	Residential
	Face Amount	Proceeds
For the Three Months Ended March 31,
2021	$89,418	$92,419
2020	550	604

There were no sales of commercial loans within the Commercial and Residential Lending Segment during the three months ended March 31, 2021 and 2020.

Infrastructure Loan Sales

During the three months ended March 31, 2020, the Infrastructure Lending Segment sold loans held-for-sale with an aggregate face amount of $38.7 million for proceeds of $38.4 million, recognizing gains of $0.3 million. There were no sales of loans within the Infrastructure Lending Segment during the three months ended March 31, 2021.

12. Derivatives and Hedging Activity

Risk Management Objective of Using Derivatives

We are exposed to certain risks arising from both our business operations and economic conditions. Refer to Note 13 to the consolidated financial statements included in our Form 10-K for further discussion of our risk management objectives and policies.

Designated Hedges

The Company does not generally elect to apply the hedge accounting designation to its hedging instruments. As of March 31, 2021 and December 31, 2020, the Company did not have any designated hedges.

Non-designated Hedges and Derivatives

We have entered into the following types of non-designated hedges and derivatives:

●	Foreign exchange (“Fx”) forwards whereby we agree to buy or sell a specified amount of foreign currency for a specified amount of USD at a future date, economically fixing the USD amounts of foreign denominated cash flows we expect to receive or pay related to certain foreign denominated loan investments and properties;
●	Interest rate contracts which hedge a portion of our exposure to changes in interest rates;
●	Credit index instruments which hedge a portion of our exposure to the credit risk of our commercial loans held-for-sale; and
●	Interest rate swap guarantees whereby we guarantee the interest rate swap obligations of certain Infrastructure Lending borrowers. Our interest rate swap guarantees were assumed in connection with the acquisition of the Infrastructure Lending Segment.

The following table summarizes our non-designated derivatives as of March 31, 2021 (notional amounts in thousands):

Type of Derivative	Number of Contracts	Aggregate Notional Amount	Notional Currency	Maturity
Fx contracts – Buy Euros ("EUR")	2	3,973	EUR	November 2022
Fx contracts – Buy Pounds Sterling ("GBP")	8	16,675	GBP	April 2021 – July 2022
Fx contracts – Sell EUR	208	252,796	EUR	April 2021 – November 2025
Fx contracts – Sell GBP	156	556,798	GBP	April 2021 – May 2024
Fx contracts – Sell Australian dollar ("AUD")	19	188,554	AUD	August 2021 – June 2022
Interest rate swaps – Paying fixed rates	46	1,791,332	USD	May 2023 – April 2031
Interest rate swaps – Receiving fixed rates	1	470,000	USD	March 2025
Interest rate caps	22	985,635	USD	April 2021 – April 2025
Credit index instruments	3	49,000	USD	September 2058 – August 2061
Interest rate swap guarantees	6	371,890	USD	March 2022 – June 2025
Total	471

The table below presents the fair value of our derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020 (amounts in thousands):

	Fair Value of Derivatives		Fair Value of Derivatives
	in an Asset Position (1) as of		in a Liability Position (2) as of
	March 31,	December 31,	March 31,	December 31,
	2021	2020	2021	2020
Interest rate contracts	$25,331	$33,841	$4	$4
Interest rate swap guarantees	—	—	498	849
Foreign exchange contracts	12,617	6,585	34,002	39,951
Credit index instruments	81	129	301	520
Total derivatives	$38,029	$40,555	$34,805	$41,324
(1)	Classified as derivative assets in our condensed consolidated balance sheets.

(2)	Classified as derivative liabilities in our condensed consolidated balance sheets.

The table below presents the effect of our derivative financial instruments on the condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020 (amounts in thousands):

		Amount of Gain (Loss)
		Recognized in Income for the
Derivatives Not Designated	Location of Gain (Loss)	Three Months Ended March 31,
as Hedging Instruments	Recognized in Income	2021	2020
Interest rate contracts	Gain on derivative financial instruments	$20,158	$(45,125)
Interest rate swap guarantees	Gain on derivative financial instruments	351	(675)
Foreign exchange contracts	Gain on derivative financial instruments	13,602	53,265
Credit index instruments	Gain on derivative financial instruments	(122)	2,245
		$33,989	$9,710

13. Offsetting Assets and Liabilities

The following tables present the potential effects of netting arrangements on our financial position for financial assets and liabilities within the scope of ASC 210-20, Balance Sheet—Offsetting, which for us are derivative assets and liabilities as well as repurchase agreement liabilities (amounts in thousands):

				(iv)
				Gross Amounts Not
				Offset in the Statement
		(ii)	(iii) = (i) - (ii)	of Financial Position
		Gross Amounts	Net Amounts		Cash
	(i)	Offset in the	Presented in		Collateral
	Gross Amounts	Statement of	the Statement of	Financial	Received /	(v) = (iii) - (iv)
	Recognized	Financial Position	Financial Position	Instruments	Pledged	Net Amount
As of March 31, 2021
Derivative assets	$38,029	$—	$38,029	$11,491	$24,235	$2,303
Derivative liabilities	$34,805	$—	$34,805	$11,491	$22,618	$696
Repurchase agreements	6,947,488	—	6,947,488	6,947,488	—	—
	$6,982,293	$—	$6,982,293	$6,958,979	$22,618	$696
As of December 31, 2020
Derivative assets	$40,555	$—	$40,555	$6,716	$33,772	$67
Derivative liabilities	$41,324	$—	$41,324	$6,716	$27,416	$7,192
Repurchase agreements	5,808,807	—	5,808,807	5,808,807	—	—
	$5,850,131	$—	$5,850,131	$5,815,523	$27,416	$7,192

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

The following table details the assets and liabilities of our consolidated CLO as of March 31, 2021 and December 31, 2020 (amounts in thousands):

	March 31, 2021	December 31, 2020
Assets:
Cash and cash equivalents	$—	$96,998
Loans held-for-investment	1,099,639	1,002,441
Accrued interest receivable	4,068	5,454
Other assets	307	557
Total Assets	$1,104,014	$1,105,450
Liabilities
Accounts payable, accrued expenses and other liabilities	$640	$663
Collateralized loan obligations, net	931,178	930,554
Total Liabilities	$931,818	$931,217

Assets held by this CLO are restricted and can be used only to settle obligations of the CLO, including the subordinate interests owned by us. The liabilities of this CLO are non-recourse to us and can only be satisfied from the assets of the CLO.

We also hold controlling interests in other non-securitization entities that are considered VIEs. SPT Dolphin Intermediate LLC (“SPT Dolphin”), the entity which holds the Woodstar II Portfolio, is a VIE because the third party interest holders do not carry kick-out rights or substantive participating rights. We were deemed to be the primary beneficiary of the VIE because we possess both the power to direct the activities of the VIE that most significantly impact its economic performance and a significant economic interest in the entity. This VIE had total assets of $685.4 million and liabilities of $520.6 million as of March 31, 2021.

We also hold a 51% controlling interest in a joint venture (the “CMBS JV”) within our Investing and Servicing Segment, which is considered a VIE because the third party interest holder does not carry kick-out rights or substantive participating rights. We are deemed the primary beneficiary of the CMBS JV. This VIE had total assets of $335.4 million and liabilities of $78.9 million as of March 31, 2021. Refer to Note 16 for further discussion.

In addition to the above non-securitization entities, we have smaller VIEs with total assets of $98.7 million and liabilities of $53.8 million as of March 31, 2021.

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

As of March 31, 2021, five of our six collateralized debt obligation (“CDO”) structures within our Investing and Servicing Segment were in default or imminent default, which, pursuant to the underlying indentures, changes the rights of the variable interest holders. Two of the five CDOs defaulted during the year ended December 31, 2020. Upon default of a CDO, the trustee or senior note holders are allowed to exercise certain rights, including liquidation of the collateral, which at that time, is the activity which would most significantly impact the CDO’s economic performance. Further, when the CDO is in default, the collateral administrator no longer has the option to purchase securities from the CDO. In cases where the CDO is in default and we do not have the ability to exercise rights which would most significantly impact the CDO’s economic performance, we do not consolidate the VIE. As of March 31, 2021, none of these five CDO structures were consolidated.

As noted above, we are not obligated to provide, nor have we provided, any financial support for any of our securitization VIEs, whether or not we are deemed to be the primary beneficiary. As such, the risk associated with our involvement in these VIEs is limited to the carrying value of our investment in the entity. As of March 31, 2021, our maximum risk of loss related to securitization VIEs in which we were not the primary beneficiary was $19.3 million on a fair value basis.

As of March 31, 2021, the securitization VIEs which we do not consolidate had debt obligations to beneficial interest holders with unpaid principal balances, excluding the notional value of interest-only securities, of $3.9 billion. The corresponding assets are comprised primarily of commercial mortgage loans with unpaid principal balances corresponding to the amounts of the outstanding debt obligations.

We also hold passive non-controlling interests in certain unconsolidated entities that are considered VIEs. We are not the primary beneficiaries of these VIEs as we do not possess the power to direct the activities of the VIEs that most significantly impact their economic performance and therefore report our interests, which totaled $25.7 million as of March 31, 2021, within investment in unconsolidated entities on our condensed consolidated balance sheet. Our maximum risk of loss is limited to our carrying value of the investments.

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

Base Management Fee. For the three months ended March 31, 2021 and 2020, approximately $19.2 million and $19.1 million, respectively, was incurred for base management fees. As of both March 31, 2021 and December 31, 2020, there were $19.2 million of unpaid base management fees included in related-party payable in our condensed consolidated balance sheets.

Incentive Fee. For the three months ended March 31, 2021 and 2020, approximately $13.1 million and $15.8 million, respectively, was incurred for incentive fees. As of March 31, 2021 and December 31, 2020, there were $13.1 million and $15.0 million of unpaid incentive fees included in related-party payable in our condensed consolidated balance sheets.

Expense Reimbursement. For the three months ended March 31, 2021 and 2020, approximately $1.5 million and $2.2 million, respectively, was incurred for executive compensation and other reimbursable expenses and recognized within general and administrative expenses in our condensed consolidated statements of operations. As of March 31, 2021 and December 31, 2020, there were $3.8 million and $5.0 million, respectively, of unpaid reimbursable executive compensation and other expenses included in related-party payable in our condensed consolidated balance sheets.

Equity Awards. In certain instances, we issue RSAs to certain employees of affiliates of our Manager who perform services for us. During the three months ended March 31, 2021 and 2020, we granted 981,951 and 341,635 RSAs, respectively, at grant date fair values of $19.6 million and $3.9 million, respectively. Expenses related to the vesting of awards to employees of affiliates of our Manager were $2.4 million and $1.1 million during the three months ended March 31, 2021 and 2020, respectively, and are reflected in general and administrative expenses in our condensed consolidated statements of operations. These shares generally vest over a three-year period.

Manager Equity Plan

In May 2017, the Company’s shareholders approved the Starwood Property Trust, Inc. 2017 Manager Equity Plan (the “2017 Manager Equity Plan”), which replaced the Starwood Property Trust, Inc. Manager Equity Plan (“Manager Equity Plan”). In November 2020, we granted 1,800,000 RSUs to our Manager under the 2017 Manager Equity Plan. In September 2019, we granted 1,200,000 RSUs to our Manager under the 2017 Manager Equity Plan. In April 2018, we granted 775,000 RSUs to our Manager under the 2017 Manager Equity Plan. In March 2017, we granted 1,000,000 RSUs to our Manager under the Manager Equity Plan. In connection with these grants and prior similar grants, we recognized share-based compensation expense of $5.9 million and $5.2 million within management fees in our condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020, respectively. Refer to Note 16 for further discussion of these grants.

Investments in Loans and Securities

During the three months ended March 31, 2021, the Company acquired $141.6 million of loans from a residential mortgage originator in which it holds an equity interest. Additionally, as of March 31, 2021, the Company had outstanding residential mortgage loan purchase commitments of $27.4 million to this residential mortgage originator. Refer to Note 7 for further discussion.

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

Other Related-Party Arrangements

Highmark Residential (“Highmark”), an affiliate of our Manager, provides property management services for the properties within our Woodstar I Portfolio. Fees paid to Highmark are calculated as a percentage of gross receipts and are at market terms. During the three months ended March 31, 2021 and 2020, property management fees to Highmark of $0.7 million and $0.5 million, respectively, were recognized in our condensed consolidated statements of operations.

Refer to Note 16 to the consolidated financial statements included in our Form 10-K for further discussion of related-party agreements.

16. Stockholders’ Equity and Non-Controlling Interests

During the three months ended March 31, 2021, our board of directors declared the following dividends:

Declaration Date	Record Date	Ex-Dividend Date	Payment Date	Amount	Frequency
3/11/21	3/31/21	3/30/21	4/15/21	0.48	Quarterly

During the three months ended March 31, 2021 and 2020, there were no shares issued under our At-The-Market Equity Offering Sales Agreement. During the three months ended March 31, 2021 and 2020, shares issued under the Starwood Property Trust, Inc. Dividend Reinvestment and Direct Stock Purchase Plan (the “DRIP Plan”) were not material.

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

The table below summarizes our share awards granted or vested under the Manager Equity Plan and the 2017 Manager Equity Plan during the three months ended March 31, 2021 and 2020 (dollar amounts in thousands):

Grant Date	Type	Amount Granted	Grant Date Fair Value	Vesting Period
November 2020	RSU	1,800,000	$30,078	3 years
September 2019	RSU	1,200,000	29,484	(1)
April 2018	RSU	775,000	16,329	3 years
March 2017	RSU	1,000,000	22,240	3 years
(1)	Of the amount granted, 218,898 vested immediately on the grant date and the remaining amount vests over a three-year period.

Schedule of Non-Vested Shares and Share Equivalents

		2017		Weighted Average
	2017	Manager		Grant Date Fair
	Equity Plan	Equity Plan	Total	Value (per share)
Balance as of January 1, 2021	1,594,605	2,286,896	3,881,501	$17.26
Granted	1,518,072	—	1,518,072	21.81
Vested	(633,893)	(296,342)	(930,235)	17.48
Balance as of March 31, 2021	2,478,784	1,990,554	4,469,338	18.76

As of March 31, 2021, there were 3.2 million shares of common stock available for future grants under the 2017 Manager Equity Plan and the 2017 Equity Plan.

Non-Controlling Interests in Consolidated Subsidiaries

In connection with our Woodstar II Portfolio acquisitions, we issued 10.2 million Class A Units in our consolidated subsidiary, SPT Dolphin, and rights to receive an additional 1.9 million Class A Units if certain contingent events occur. As of March 31, 2021, all of the 1.9 million contingent Class A Units were issued. The Class A Units are redeemable for consideration equal to the current share price of the Company’s common stock on a one-for-one basis, with the consideration paid in either cash or the Company’s common stock, at the determination of the Company. During the three months ended March 31, 2021, redemptions of 0.1 million of the Class A Units were received and settled in common stock, leaving 10.6 million Class A Units outstanding as of March 31, 2021. In consolidation, the outstanding Class A Units are reflected as non-controlling interests in consolidated subsidiaries on our condensed consolidated balance sheets, the balance of which was $225.6 million and $226.7 million as of March 31, 2021 and December 31, 2020, respectively.

To the extent SPT Dolphin has sufficient cash available, the Class A Units earn a preferred return indexed to the dividend rate of the Company’s common stock. Any distributions made pursuant to this waterfall are recognized within net income attributable to non-controlling interests in our condensed consolidated statements of operations. During both the three months ended March 31, 2021 and 2020, we recognized net income attributable to non-controlling interests of $5.1 million associated with these Class A Units.

As discussed in Note 14, we hold a 51% controlling interest in the CMBS JV within our Investing and Servicing Segment. Because the CMBS JV is deemed a VIE for which we are the primary beneficiary, the 49% interest of our joint venture partner is reflected as a non-controlling interest in consolidated subsidiaries on our condensed consolidated balance sheets, and any net income attributable to this 49% joint venture interest is reflected within net income attributable to non-controlling interests in our consolidated statement of operations. The non-controlling interests in the CMBS JV were $132.4 million and $126.7 million as of March 31, 2021 and December 31, 2020, respectively. During the three months ended March 31, 2021 and 2020, net income (loss) attributable to non-controlling interests was $5.4 million and $(6.0) million, respectively.

17. Earnings per Share

The following table provides a reconciliation of net income (loss) and the number of shares of common stock used in the computation of basic EPS and diluted EPS (amounts in thousands, except per share amounts):

	For the Three Months Ended
	March 31,
	2021	2020
Basic Earnings (Loss)
Income (loss) attributable to STWD common stockholders	$111,378	$(66,769)
Less: Income attributable to participating shares not already deducted as non-controlling interests	(1,925)	(1,222)
Basic earnings (loss)	$109,453	$(67,991)

Diluted Earnings (Loss)
Income (loss) attributable to STWD common stockholders	$111,378	$(66,769)
Less: Income attributable to participating shares not already deducted as non-controlling interests	(1,925)	(1,222)
Add: Interest expense on Convertible Notes	2,916	*
Diluted earnings (loss)	$112,369	$(67,991)

Number of Shares:
Basic — Average shares outstanding	283,319	280,990
Effect of dilutive securities — Convertible Notes	9,649	*
Effect of dilutive securities — Contingently issuable shares	263	—
Diluted — Average shares outstanding	293,231	280,990

Earnings (Loss) Per Share Attributable to STWD Common Stockholders:
Basic	$0.39	$(0.24)
Diluted	$0.38	$(0.24)

*Our Convertible Notes were not dilutive for the three months ended March 31, 2020.

As of March 31, 2021 and 2020, participating shares of 14.6 million and 13.2 million, respectively, were excluded from the computation of diluted shares as their effect was already considered under the more dilutive two-class method used above. Such participating shares at both March 31, 2021 and 2020 included 10.6 million potential shares of our common stock issuable upon redemption of the Class A Units in SPT Dolphin, as discussed in Note 16.

18. Accumulated Other Comprehensive Income

The changes in AOCI by component are as follows (amounts in thousands):

	Cumulative
	Unrealized Gain
	(Loss) on	Foreign
	Available-for-	Currency
	Sale Securities	Translation	Total
Three Months Ended March 31, 2021
Balance at January 1, 2021	$44,057	$(64)	$43,993
OCI before reclassifications	(2,403)	—	(2,403)
Amounts reclassified from AOCI	—	64	64
Net period OCI	(2,403)	64	(2,339)
Balance at March 31, 2021	$41,654	$—	$41,654
Three Months Ended March 31, 2020
Balance at January 1, 2020	$50,996	$(64)	$50,932
OCI before reclassifications	(15,048)	—	(15,048)
Amounts reclassified from AOCI	—	—	—
Net period OCI	(15,048)	—	(15,048)
Balance at March 31, 2020	$35,948	$(64)	$35,884

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level II of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level III inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of March 31, 2021 and December 31, 2020, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level II of the fair value hierarchy.

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

Secured financing agreements and CLO

The fair value of the secured financing agreements and CLO are determined by discounting the contractual cash flows at the interest rate we estimate such arrangements would bear if executed in the current market. We have determined that our valuation of these instruments should be classified in Level III of the fair value hierarchy.

Unsecured senior notes

The fair value of our unsecured senior notes is determined based on the last available bid price for the respective notes in the current market. As these prices represent observable market data, we have determined that the fair value of these instruments would be classified in Level II of the fair value hierarchy.

Fair Value Disclosures

The following tables present our financial assets and liabilities carried at fair value on a recurring basis in the condensed consolidated balance sheets by their level in the fair value hierarchy as of March 31, 2021 and December 31, 2020 (amounts in thousands):

	March 31, 2021
	Total	Level I	Level II	Level III
Financial Assets:
Loans under fair value option	$763,773	$—	$—	$763,773
RMBS	160,301	—	—	160,301
CMBS	19,256	—	—	19,256
Equity security	10,655	10,655	—	—
Domestic servicing rights	12,406	—	—	12,406
Derivative assets	38,029	—	38,029	—
VIE assets	62,367,110	—	—	62,367,110
Total	$63,371,530	$10,655	$38,029	$63,322,846
Financial Liabilities:
Derivative liabilities	$34,805	$—	$34,805	$—
VIE liabilities	60,896,709	—	58,669,281	2,227,428
Total	$60,931,514	$—	$58,704,086	$2,227,428

	December 31, 2020
	Total	Level I	Level II	Level III
Financial Assets:
Loans under fair value option	$1,022,979	$—	$—	$1,022,979
RMBS	167,349	—	—	167,349
CMBS	19,457	—	—	19,457
Equity security	11,247	11,247	—	—
Domestic servicing rights	13,202	—	—	13,202
Derivative assets	40,555	—	40,555	—
VIE assets	64,238,328	—	—	64,238,328
Total	$65,513,117	$11,247	$40,555	$65,461,315
Financial Liabilities:
Derivative liabilities	$41,324	$—	$41,324	$—
VIE liabilities	62,776,371	—	60,756,495	2,019,876
Total	$62,817,695	$—	$60,797,819	$2,019,876

The changes in financial assets and liabilities classified as Level III are as follows for the three months ended March 31, 2021 and 2020 (amounts in thousands):

				Domestic
	Loans at			Servicing		VIE
Three Months Ended March 31, 2021	Fair Value	RMBS	CMBS	Rights	VIE Assets	Liabilities	Total
January 1, 2021 balance	$1,022,979	$167,349	$19,457	$13,202	$64,238,328	$(2,019,876)	$63,441,439
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	(9,478)	—	372	(796)	(2,264,591)	65,681	(2,208,812)
Net accretion	—	2,606	—	—	—	—	2,606
Included in OCI	—	(2,403)	—	—	—	—	(2,403)
Purchases / Originations	375,270	—	—	—	—	—	375,270
Sales	(571,927)	—	—	—	—	—	(571,927)
Issuances	—	—	—	—	—	(11,604)	(11,604)
Cash repayments / receipts	(53,071)	(7,251)	(573)	—	—	(1,137)	(62,032)
Transfers into Level III	—	—	—	—	—	(409,267)	(409,267)
Transfers out of Level III	—	—	—	—	—	148,775	148,775
Consolidation of VIEs	—	—	—	—	393,373	—	393,373
March 31, 2021 balance	$763,773	$160,301	$19,256	$12,406	$62,367,110	$(2,227,428)	$61,095,418
Amount of unrealized gains (losses) attributable to assets still held at March 31, 2021:
Included in earnings	$(7,708)	$2,606	$372	$(796)	$(2,264,591)	$65,681	$(2,204,436)
Included in OCI	$—	$(2,403)	$—	$—	$—	$—	$(2,403)

				Domestic
	Loans at			Servicing		VIE
Three Months Ended March 31, 2020	Fair Value	RMBS	CMBS	Rights	VIE Assets	Liabilities	Total
January 1, 2020 balance	$1,436,194	$189,576	$25,008	$16,917	$62,187,175	$(2,537,392)	$61,317,478
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	(16,134)	—	5,738	(393)	(3,506,792)	146,282	(3,371,299)
Net accretion	—	2,661	—	—	—	—	2,661
Included in OCI	—	(15,048)	—	—	—	—	(15,048)
Purchases / Originations	746,880	—	—	—	—	—	746,880
Sales	(751,746)	—	(7,940)	—	—	—	(759,686)
Issuances	—	—	—	—	—	(24,376)	(24,376)
Cash repayments / receipts	(67,397)	(6,549)	(371)	—	—	(8,916)	(83,233)
Transfers into Level III	—	—	—	—	—	(101,265)	(101,265)
Transfers out of Level III	—	—	—	—	—	1,090,325	1,090,325
Consolidation of VIEs	—	—	—	—	2,477,422	(71,095)	2,406,327
March 31, 2020 balance	$1,347,797	$170,640	$22,435	$16,524	$61,157,805	$(1,506,437)	$61,208,764
Amount of unrealized (losses) gains attributable to assets still held at March 31, 2020:
Included in earnings	$(39,070)	$2,661	$(647)	$(393)	$(3,506,792)	$146,282	$(3,397,959)
Included in OCI	$—	$(15,048)	$—	$—	$—	$—	$(15,048)

Amounts were transferred from Level II to Level III due to a decrease in the observable relevant market activity and amounts were transferred from Level III to Level II due to an increase in the observable relevant market activity.

The following table presents the fair values of our financial instruments not carried at fair value on the condensed consolidated balance sheets (amounts in thousands):

	March 31, 2021		December 31, 2020
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets not carried at fair value:
Loans held-for-investment and loans held-for-sale	$12,402,351	$12,460,388	$11,116,929	$11,107,316
HTM debt securities	488,075	466,687	538,605	515,253
Financial liabilities not carried at fair value:
Secured financing agreements and CLO	$11,827,110	$11,900,381	$11,076,744	$11,108,364
Unsecured senior notes	1,735,658	1,803,224	1,732,520	1,786,667

The following is quantitative information about significant unobservable inputs in our Level III measurements for those assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

	Carrying Value at	Valuation	Unobservable	Range (Weighted Average) as of (1)
	March 31, 2021	Technique	Input	March 31, 2021	December 31, 2020
Loans under fair value option	$763,773	Discounted cash flow, market pricing	Coupon (d)	3.4% - 9.5% (5.5%)	3.3% - 9.7% (5.9%)
			Remaining contractual term (d)	7.0 - 39.0 years (24.7 years)	7.3 - 39.3 years (26.3 years)
			FICO score (a)	519 - 823 (732)	519 - 823 (727)
			LTV (b)	15% - 94% (66%)	5% - 94% (68%)
			Purchase price (d)	85.6% - 104.8% (101.7%)	84.4% - 104.8% (99.8%)
RMBS	160,301	Discounted cash flow	Constant prepayment rate (a)	3.5% - 17.3% (7.4%)	3.6% - 19.4% (7.6%)
			Constant default rate (b)	0.7% - 5.0% (2.2%)	0.7% - 5.4% (2.4%)
			Loss severity (b)	0% - 84% (17%) (f)	0% - 85% (20%) (f)
			Delinquency rate (c)	9% - 32% (18%)	10% - 32% (19%)
			Servicer advances (a)	23% - 84% (53%)	23% - 82% (54%)
			Annual coupon deterioration (b)	0.0% - 1.2% (0.1%)	0.0% - 0.9% (0.1%)
			Putback amount per projected total collateral loss (e)	0% -17% (0.8%)	0% -17% (0.8%)
CMBS	19,256	Discounted cash flow	Yield (b)	0% - 298.5% (5.9%)	0% - 536.6% (7.1%)
			Duration (c)	0 - 7.6 years (6.0 years)	0 - 7.6 years (5.3 years)
Domestic servicing rights	12,406	Discounted cash flow	Debt yield (a)	7.25% (7.25%)	7.50% (7.50%)
			Discount rate (b)	15% (15%)	15% (15%)
VIE assets	62,367,110	Discounted cash flow	Yield (b)	0% - 752.4% (16.9%)	0% - 312.2% (14.3%)
			Duration (c)	0 - 20.6 years (3.8 years)	0 - 16.3 years (3.8 years)
VIE liabilities	(2,227,428)	Discounted cash flow	Yield (b)	0% - 752.4% (17.3%)	0% - 312.2% (14.4%)
			Duration (c)	0 - 11.0 years (3.7 years)	0 - 10.8 years (3.8 years)
(1)	Unobservable inputs were weighted by the relative carrying value of the instruments as of March 31, 2021 and December 31, 2020.

Information about Uncertainty of Fair Value Measurements

(a)	Significant increase (decrease) in the unobservable input in isolation would result in a significantly higher (lower) fair value measurement.
(b)	Significant increase (decrease) in the unobservable input in isolation would result in a significantly lower (higher) fair value measurement.
(c)	Significant increase (decrease) in the unobservable input in isolation would result in either a significantly lower or higher (higher or lower) fair value measurement depending on the structural features of the security in question.
(d)	This unobservable input is not subject to variability as of the respective reporting dates.
(e)	Any delay in the putback recovery date leads to a decrease in fair value for the majority of securities in our RMBS portfolio.
(f)	14% and 23% of the portfolio falls within a range of 45% - 80% as of March 31, 2021 and December 31, 2020, respectively.

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

Our TRSs engage in various real estate related operations, including special servicing of commercial real estate, originating and securitizing mortgage loans, and investing in entities which engage in real estate-related operations. As of March 31, 2021 and December 31, 2020, approximately $959.6 million and $1.4 billion, respectively, of assets were owned by TRS entities. Our TRSs are not consolidated for U.S. federal income tax purposes, but are instead taxed as corporations. For financial reporting purposes, a provision for current and deferred taxes is established for the portion of earnings recognized by us with respect to our interest in TRSs.

The following table is a reconciliation of our U.S. federal income tax provision (benefit) determined using our statutory federal tax rate to our reported income tax (benefit) provision for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	For the Three Months Ended March 31,
	2021		2020
Federal statutory tax rate	$26,199	21.0%	$(15,329)	21.0%
REIT and other non-taxable loss	(24,501)	(19.6)%	9,914	(13.6)%
State income taxes	558	0.4%	(1,779)	2.4%
Federal benefit of state tax deduction	(117)	(0.1)%	374	(0.5)%
Other	91	0.1%	91	(0.1)%
Effective tax rate	$2,230	1.8%	$(6,729)	9.2%

In response to the COVID-19 pandemic, the U.S. and many other governments have enacted, or are contemplating enacting, measures to provide aid and economic stimulus.  These measures included deferring the due dates of tax payments and other changes to their income and non-income-based tax laws.  The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020 in the U.S., included measures to assist companies, including temporary changes to income and non-income-based tax laws, and allowed companies to carry back tax net operating losses (“NOLs”) generated in 2018 to 2020 to the five preceding tax years. The Company plans to carry back its NOL generated in 2020 to a year in which the federal tax rate was 35%. We continue to monitor additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service and others.

The Company used the discrete tax approach in calculating the tax benefit for the three months ended March 31, 2020 due to the fact that a relatively small change in the Company’s projected pre-tax net loss could have resulted in a volatile effective tax rate. Under the discrete method, the tax benefit was determined based upon actual results as if the interim period was an annual period.

21. Commitments and Contingencies

As of March 31, 2021, our Commercial and Residential Lending Segment had future commercial loan funding commitments totaling $1.5 billion, of which we expect to fund $1.3 billion. These future funding commitments primarily relate to construction projects, capital improvements, tenant improvements and leasing commissions. Additionally, as of March 31, 2021, our Commercial and Residential Lending Segment had outstanding residential mortgage loan purchase commitments of $82.7 million.

As of March 31, 2021, our Infrastructure Lending Segment had future infrastructure loan funding commitments totaling $192.5 million, including $126.7 million under revolvers and letters of credit (“LCs”), and $65.8 million under delayed draw term loans. As of March 31, 2021, $15.6 million of revolvers and LCs were outstanding.

In connection with the Infrastructure Lending Segment acquisition, we assumed guarantees of certain borrowers’ performance under existing interest rate swaps.  As of March 31, 2021, we had six outstanding guarantees on interest rate swaps maturing between March 2022 and June 2025. Refer to Note 12 for further discussion.

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

The table below presents our results of operations for the three months ended March 31, 2021 by business segment (amounts in thousands):

	Commercial and
	Residential	Infrastructure		Investing
	Lending	Lending	Property	and Servicing			Securitization
	Segment	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Revenues:
Interest income from loans	$170,593	$18,808	$—	$1,174	$—	$190,575	$—	$190,575
Interest income from investment securities	18,385	564	—	20,940	—	39,889	(28,279)	11,610
Servicing fees	124	—	—	12,456	—	12,580	(4,178)	8,402
Rental income	1,339	—	65,104	9,895	—	76,338	—	76,338
Other revenues	90	93	40	82	—	305	—	305
Total revenues	190,531	19,465	65,144	44,547	—	319,687	(32,457)	287,230
Costs and expenses:
Management fees	315	—	—	222	38,188	38,725	11	38,736
Interest expense	44,295	8,841	15,832	5,449	29,148	103,565	(191)	103,374
General and administrative	11,333	3,442	1,023	18,440	4,311	38,549	87	38,636
Acquisition and investment pursuit costs	185	—	—	—	—	185	—	185
Costs of rental operations	477	—	23,960	4,308	—	28,745	—	28,745
Depreciation and amortization	307	100	18,100	3,967	—	22,474	—	22,474
Credit loss (reversal) provision, net	(529)	573	—	—	—	44	—	44
Other expense	31	—	583	71	—	685	—	685
Total costs and expenses	56,414	12,956	59,498	32,457	71,647	232,972	(93)	232,879
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	—	39,745	39,745
Change in fair value of servicing rights	—	—	—	745	—	745	(1,541)	(796)
Change in fair value of investment securities, net	(2,050)	—	—	7,170	—	5,120	(5,426)	(306)
Change in fair value of mortgage loans, net	(10,714)	—	—	1,236	—	(9,478)	—	(9,478)
Earnings (loss) from unconsolidated entities	1,753	(254)	—	589	—	2,088	(354)	1,734
Gain on sale of investments and other assets, net	17,693	—	—	—	—	17,693	—	17,693
Gain (loss) on derivative financial instruments, net	26,141	684	4,724	9,283	(6,843)	33,989	—	33,989
Foreign currency (loss) gain, net	(11,594)	(49)	25	(63)	—	(11,681)	—	(11,681)
Loss on extinguishment of debt	(68)	(307)	(141)	—	—	(516)	—	(516)
Other income, net	—	21	—	—	—	21	—	21
Total other income (loss)	21,161	95	4,608	18,960	(6,843)	37,981	32,424	70,405
Income (loss) before income taxes	155,278	6,604	10,254	31,050	(78,490)	124,696	60	124,756
Income tax provision	(1,505)	(92)	—	(633)	—	(2,230)	—	(2,230)
Net income (loss)	153,773	6,512	10,254	30,417	(78,490)	122,466	60	122,526
Net income attributable to non-controlling interests	(3)	—	(5,077)	(6,008)	—	(11,088)	(60)	(11,148)
Net income (loss) attributable to Starwood Property Trust, Inc.	$153,770	$6,512	$5,177	$24,409	$(78,490)	$111,378	$—	$111,378

The table below presents our results of operations for the three months ended March 31, 2020 by business segment (amounts in thousands):

	Commercial and
	Residential	Infrastructure		Investing
	Lending	Lending	Property	and Servicing			Securitization
	Segment	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Revenues:
Interest income from loans	$192,381	$22,413	$—	$2,633	$—	$217,427	$—	$217,427
Interest income from investment securities	18,628	701	—	24,800	—	44,129	(28,889)	15,240
Servicing fees	172	—	—	6,442	—	6,614	(1,821)	4,793
Rental income	78	—	63,961	10,107	—	74,146	—	74,146
Other revenues	178	143	122	513	—	956	(2)	954
Total revenues	211,437	23,257	64,083	44,495	—	343,272	(30,712)	312,560
Costs and expenses:
Management fees	351	—	—	239	40,107	40,697	31	40,728
Interest expense	53,950	13,117	17,121	7,194	28,805	120,187	(162)	120,025
General and administrative	8,132	4,423	1,078	20,684	4,301	38,618	84	38,702
Acquisition and investment pursuit costs	860	17	12	20	—	909	—	909
Costs of rental operations	778	—	22,852	4,584	—	28,214	—	28,214
Depreciation and amortization	415	70	19,288	4,207	—	23,980	—	23,980
Credit loss provision, net	40,217	8,452	—	—	—	48,669	—	48,669
Other expense	77	—	311	—	—	388	—	388
Total costs and expenses	104,780	26,079	60,662	36,928	73,213	301,662	(47)	301,615
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	—	(45,493)	(45,493)
Change in fair value of servicing rights	—	—	—	318	—	318	(711)	(393)
Change in fair value of investment securities, net	(27,879)	—	—	(47,216)	—	(75,095)	77,599	2,504
Change in fair value of mortgage loans, net	(35,517)	—	—	19,383	—	(16,134)	—	(16,134)
Earnings (loss) from unconsolidated entities	51	—	—	620	—	671	(574)	97
Gain on sale of investments and other assets, net	—	296	—	—	—	296	—	296
Gain (loss) on derivative financial instruments, net	30,805	(1,001)	(30,223)	(19,106)	29,235	9,710	—	9,710
Foreign currency (loss) gain, net	(34,001)	(473)	(19)	7	—	(34,486)	—	(34,486)
Loss on extinguishment of debt	—	(170)	—	—	—	(170)	—	(170)
Other income, net	—	—	50	76	—	126	—	126
Total other income (loss)	(66,541)	(1,348)	(30,192)	(45,918)	29,235	(114,764)	30,821	(83,943)
Income (loss) before income taxes	40,116	(4,170)	(26,771)	(38,351)	(43,978)	(73,154)	156	(72,998)
Income tax benefit	4,422	145	—	2,162	—	6,729	—	6,729
Net income (loss)	44,538	(4,025)	(26,771)	(36,189)	(43,978)	(66,425)	156	(66,269)
Net (income) loss attributable to non-controlling interests	(3)	—	(5,111)	4,770	—	(344)	(156)	(500)
Net income (loss) attributable to Starwood Property Trust, Inc.	$44,535	$(4,025)	$(31,882)	$(31,419)	$(43,978)	$(66,769)	$—	$(66,769)

The table below presents our condensed consolidated balance sheet as of March 31, 2021 by business segment (amounts in thousands):

	Commercial and
	Residential	Infrastructure		Investing
	Lending	Lending	Property	and Servicing			Securitization
	Segment	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Assets:
Cash and cash equivalents	$56,629	$7,873	$39,791	$29,064	$217,049	$350,406	$784	$351,190
Restricted cash	69,882	27,973	6,672	14,197	—	118,724	—	118,724
Loans held-for-investment, net	10,733,752	1,586,808	—	933	—	12,321,493	—	12,321,493
Loans held-for-sale	587,037	89,368	—	168,226	—	844,631	—	844,631
Investment securities	969,968	34,951	—	1,106,000	—	2,110,919	(1,432,632)	678,287
Properties, net	93,718	—	1,954,880	196,150	—	2,244,748	—	2,244,748
Intangible assets	—	—	38,833	70,857	—	109,690	(42,918)	66,772
Investment in unconsolidated entities	47,514	24,840	—	44,435	—	116,789	(15,882)	100,907
Goodwill	—	119,409	—	140,437	—	259,846	—	259,846
Derivative assets	13,088	—	162	320	24,459	38,029	—	38,029
Accrued interest receivable	97,853	3,310	—	274	408	101,845	(132)	101,713
Other assets	61,677	7,107	85,740	44,719	9,646	208,889	(16)	208,873
VIE assets, at fair value	—	—	—	—	—	—	62,367,110	62,367,110
Total Assets	$12,731,118	$1,901,639	$2,126,078	$1,815,612	$251,562	$18,826,009	$60,876,314	$79,702,323
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$37,206	$16,010	$44,184	$24,110	$56,614	$178,124	$91	$178,215
Related-party payable	—	—	—	—	36,135	36,135	—	36,135
Dividends payable	—	—	—	—	138,906	138,906	—	138,906
Derivative liabilities	33,190	1,310	—	305	—	34,805	—	34,805
Secured financing agreements, net	6,502,059	1,259,813	1,871,026	653,222	631,655	10,917,775	(21,843)	10,895,932
Collateralized loan obligations, net	931,178	—	—	—	—	931,178	—	931,178
Unsecured senior notes, net	—	—	—	—	1,735,658	1,735,658	—	1,735,658
VIE liabilities, at fair value	—	—	—	—	—	—	60,896,709	60,896,709
Total Liabilities	7,503,633	1,277,133	1,915,210	677,637	2,598,968	13,972,581	60,874,957	74,847,538
Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Common stock	—	—	—	—	2,943	2,943	—	2,943
Additional paid-in capital	1,074,553	599,666	25,905	(298,098)	3,823,011	5,225,037	—	5,225,037
Treasury stock	—	—	—	—	(138,022)	(138,022)	—	(138,022)
Accumulated other comprehensive income	41,654	—	—	—	—	41,654	—	41,654
Retained earnings (accumulated deficit)	4,111,160	24,840	(40,641)	1,285,229	(6,035,338)	(654,750)	—	(654,750)
Total Starwood Property Trust, Inc. Stockholders’ Equity	5,227,367	624,506	(14,736)	987,131	(2,347,406)	4,476,862	—	4,476,862
Non-controlling interests in consolidated subsidiaries	118	—	225,604	150,844	—	376,566	1,357	377,923
Total Equity	5,227,485	624,506	210,868	1,137,975	(2,347,406)	4,853,428	1,357	4,854,785
Total Liabilities and Equity	$12,731,118	$1,901,639	$2,126,078	$1,815,612	$251,562	$18,826,009	$60,876,314	$79,702,323

The table below presents our condensed consolidated balance sheet as of December 31, 2020 by business segment (amounts in thousands):

	Commercial and
	Residential	Infrastructure		Investing
	Lending	Lending	Property	and Servicing			Securitization
	Segment	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Assets:
Cash and cash equivalents	$160,007	$4,440	$32,080	$19,546	$346,372	$562,445	$772	$563,217
Restricted cash	93,445	45,113	7,192	13,195	—	158,945	—	158,945
Loans held-for-investment, net	9,673,625	1,412,440	—	1,008	—	11,087,073	—	11,087,073
Loans held-for-sale	841,963	120,540	—	90,332	—	1,052,835	—	1,052,835
Investment securities	1,014,402	35,681	—	1,112,145	—	2,162,228	(1,425,570)	736,658
Properties, net	103,896	—	1,969,414	197,843	—	2,271,153	—	2,271,153
Intangible assets	—	—	40,370	71,123	—	111,493	(41,376)	70,117
Investment in unconsolidated entities	54,407	25,095	—	44,664	—	124,166	(16,112)	108,054
Goodwill	—	119,409	—	140,437	—	259,846	—	259,846
Derivative assets	6,595	—	41	147	33,772	40,555	—	40,555
Accrued interest receivable	87,922	2,091	—	123	5,978	96,114	(134)	95,980
Other assets	61,638	4,531	69,859	44,579	10,148	190,755	(7)	190,748
VIE assets, at fair value	—	—	—	—	—	—	64,238,328	64,238,328
Total Assets	$12,097,900	$1,769,340	$2,118,956	$1,735,142	$396,270	$18,117,608	$62,755,901	$80,873,509
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$41,104	$12,144	$43,630	$45,309	$64,583	$206,770	$75	$206,845
Related-party payable	—	—	—	5	39,165	39,170	—	39,170
Dividends payable	—	—	—	—	137,959	137,959	—	137,959
Derivative liabilities	39,082	1,718	—	524	—	41,324	—	41,324
Secured financing agreements, net	5,893,999	1,240,763	1,794,609	606,100	632,719	10,168,190	(22,000)	10,146,190
Collateralized loan obligations, net	930,554	—	—	—	—	930,554	—	930,554
Unsecured senior notes, net	—	—	—	—	1,732,520	1,732,520	—	1,732,520
VIE liabilities, at fair value	—	—	—	—	—	—	62,776,371	62,776,371
Total Liabilities	6,904,739	1,254,625	1,838,239	651,938	2,606,946	13,256,487	62,754,446	76,010,933
Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Common stock	—	—	—	—	2,921	2,921	—	2,921
Additional paid-in capital	1,192,584	496,387	98,882	(322,992)	3,744,878	5,209,739	—	5,209,739
Treasury stock	—	—	—	—	(138,022)	(138,022)	—	(138,022)
Accumulated other comprehensive income (loss)	44,057	—	—	(64)	—	43,993	—	43,993
Retained earnings (accumulated deficit)	3,956,405	18,328	(44,832)	1,260,819	(5,820,453)	(629,733)	—	(629,733)
Total Starwood Property Trust, Inc. Stockholders’ Equity	5,193,046	514,715	54,050	937,763	(2,210,676)	4,488,898	—	4,488,898
Non-controlling interests in consolidated subsidiaries	115	—	226,667	145,441	—	372,223	1,455	373,678
Total Equity	5,193,161	514,715	280,717	1,083,204	(2,210,676)	4,861,121	1,455	4,862,576
Total Liabilities and Equity	$12,097,900	$1,769,340	$2,118,956	$1,735,142	$396,270	$18,117,608	$62,755,901	$80,873,509

23. Subsequent Events

Our significant events subsequent to March 31, 2021 were as follows:

Collateralized Loan Obligations

In April 2021, we refinanced a pool of our infrastructure loans held-for-investment through a $500.0 million new issue CLO, STWD 2021-SIF1, with $410.0 million of third party financing at an average coupon of LIBOR + 181 bps. The CLO contains a reinvestment feature that, subject to certain eligibility criteria, allows us to contribute new loans or participation interests in loans to the CLO for a period of three years.

In May 2021, we refinanced a pool of our commercial loans held-for-investment through a $1.3 billion CLO, STWD 2021-FL2, with $1.1 billion of third party financing at an average coupon of LIBOR + 150 bps. The CLO contains a reinvestment feature that, subject to certain eligibility criteria, allows us to contribute new loans or participation interests in loans to the CLO for a period of two years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the information included elsewhere in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (our “Form 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ significantly from the results discussed in the forward-looking statements. See “Special Note Regarding Forward-Looking Statements” at the beginning of this Quarterly Report on Form 10-Q.

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

We have four reportable business segments as of March 31, 2021 and we refer to the investments within these segments as our target assets:

●	Real estate commercial and residential lending (the “Commercial and Residential Lending Segment”)—engages primarily in originating, acquiring, financing and managing commercial first mortgages, non-agency residential mortgages (“residential loans”), subordinated mortgages, mezzanine loans, preferred equity, commercial mortgage-backed securities (“CMBS”), residential mortgage-backed securities (“RMBS”) and other real estate and real estate-related debt investments in both the U.S. and Europe (including distressed or non-performing loans). Our residential loans are secured by a first mortgage lien on residential property and consist of non-agency residential loans that are not guaranteed by any U.S. Government agency or federally chartered corporation.

●	Infrastructure lending (the “Infrastructure Lending Segment”)—engages primarily in originating, acquiring, financing and managing infrastructure debt investments.

●	Real estate property (the “Property Segment”)—engages primarily in acquiring and managing equity interests in stabilized commercial real estate properties, including multifamily properties and commercial properties subject to net leases, that are held for investment.

●	Real estate investing and servicing (the “Investing and Servicing Segment”)—includes (i) a servicing business in the U.S. that manages and works out problem assets, (ii) an investment business that selectively acquires and manages unrated, investment grade and non-investment grade rated CMBS, including subordinated interests of securitization and resecuritization transactions, (iii) a mortgage loan business which originates conduit loans for the primary purpose of selling these loans into securitization transactions and (iv) an investment business that selectively acquires commercial real estate assets, including properties acquired from CMBS trusts.

Our segments exclude the consolidation of securitization variable interest entities (“VIEs”).

Refer to Note 1 of our condensed consolidated financial statements included herein (the “Condensed Consolidated Financial Statements”) for further discussion of our business and organization.

COVID-19 Pandemic

The outbreak of the COVID-19 pandemic beginning in the first quarter of 2020 and its continuing impact on the financial, economic and capital markets environment, and future developments in these and other areas, present uncertainty and risk with respect to our financial condition, results of operations, liquidity, and ability to pay distributions. We expect that these impacts are likely to continue to some extent as the outbreak persists and potentially even longer. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions, and, as a result, present material uncertainty and risk with respect to us and the performance of our investments. The full extent of the impact and effects of COVID-19 will depend on future developments, including, among other factors, the duration and spread of the outbreak, along with related travel advisories, quarantines and restrictions, the recovery time of the disrupted supply chains and industries, the impact of labor market interruptions, the impact of government interventions, and uncertainty with respect to the duration of the global economic slowdown.

Further discussion of the potential impacts on our business, financial condition, results of operations, liquidity, the market price of our common stock and our ability to make distributions to our stockholders from the COVID-19 pandemic is provided in the section entitled “Risk Factors” in Part I, Item 1A of our Form 10-K.

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

Since the outbreak of the COVID-19 pandemic, we have granted certain payment related loan modifications to our commercial borrowers, consisting principally of partial and temporary deferrals of interest and the repurposing of reserves, many of which were coupled with additional equity commitments from sponsors. We are generally encouraged by our borrowers’ response to the COVID-19 pandemic’s impacts on their properties. While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain investments. As of March 31, 2021, we had one commercial loan held-for-investment with an aggregate principal balance of $40.8 million which remained on its post-COVID partial interest deferral.

In response to the impact of COVID-19 on certain of our residential borrowers, we began offering short-term relief starting in the first quarter of 2020. Under the terms of these plans, borrowers were granted up to a three to six-month “zero pay” forbearance with payments required to resume at the conclusion of the plan.  Since their peak last summer, we have seen the majority of these borrowers resume making payments, with some fully prepaying their loans.  We continue to see loans in forbearance decrease, with strong home price appreciation keeping any estimated credit losses low.  For those loans which have not yet resumed payments, we continue to evaluate loss mitigation options, including forbearance, repayment plans, loan modification and foreclosure.  In accordance with our policies, we placed any residential loans that were more than 90 days delinquent on nonaccrual.

In our property segment, we collected 98% of rents due during the three months ended March 31, 2021. Collections were particularly strong in our Woodstar I and Woodstar II affordable housing portfolios, where 98% of rent due was collected. Given current demographic trends, which tend to favor flexible rental arrangements, we continue to see sustained demand in multifamily properties and decreased turnover.

In our infrastructure segment, during the three months ended March 31, 2021, we collected 100% of interest due and did not grant any payment related loan modifications.

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

Developments During the First Quarter of 2021

Commercial and Residential Lending Segment

●	Originated $2.2 billion of commercial loans during the quarter, including the following:

o	£360.0 million ($504.5 million) first mortgage loan to finance the acquisition of a portfolio of vacation cottages, caravan homes and resorts across the United Kingdom, which the Company fully funded.

o	£227.6 million ($317.5 million) first mortgage loan for the refinancing of 14 assisted living facilities located across the United Kingdom, which the Company fully funded.

o	$295.0 million first mortgage and mezzanine loan for the refinancing of a 666 unit Class A high-rise multifamily property and 70,873 square foot office building located in California, of which the Company funded $280.0 million.

o	$230.0 million first mortgage and mezzanine loan on a 41 property extended stay portfolio located across the U.S., which the Company fully funded.

o	$155.0 million first mortgage and mezzanine loan for the refinancing of a 4.7 acre, industrially-zoned development parcel located in New York, of which the Company funded $104.3 million.

o	$151.0 million first mortgage loan for the refinancing of a 368 unit student housing property located in Pennsylvania, which the Company fully funded.

o	$120.0 million first mortgage loan for the refinancing of a 369,852 square foot Class A office building located in Washington, DC, which the Company fully funded.

o	$109.8 million first mortgage and mezzanine loan for the acquisition of four 6-story office buildings located in Georgia, of which the Company funded $95.9 million.

●	Funded $174.9 million of previously originated commercial loan commitments.

●	Received gross proceeds of $1.1 billion ($354.0 million, net of debt repayments) from maturities and principal repayments on our commercial loans and preferred equity.

●	Sold commercial real estate in Montgomery, Alabama that was previously acquired through foreclosure in March 2019 for gross proceeds of $30.6 million and recognized a gain of $17.7 million. At the foreclosure date, the loan had a carrying value of $9.0 million ($20.9 million unpaid principal balance net of an $8.3 million allowance and $3.6 million of unamortized discount).

●	Acquired $208.8 million of residential loans.

●	Received proceeds of $389.8 million, including retained RMBS of $27.3 million, from the securitization of $383.5 million of residential loans. Also received proceeds of $92.4 million from the sale of $89.4 million of residential loans outside of securitization.

Infrastructure Lending Segment

●	Acquired $86.3 million of infrastructure loans and funded $13.8 million of pre-existing infrastructure loan commitments.

●	Received proceeds of $19.2 million from principal repayments on our infrastructure loans and bonds.

Property Segment

●	Refinanced our Woodstar II Portfolio by entering into mortgage loans with total borrowings of $82.9 million. The loans carry seven-year terms and a weighted average fixed annual interest rate of 4.36%. A portion of the net proceeds from the mortgage loans was used to repay $4.9 million of outstanding government sponsored mortgage loans.

Investing and Servicing Segment

●	Originated commercial conduit loans of $166.5 million. Separately, received proceeds of $89.7 million from sales of previously originated commercial conduit loans.

●	Sold CMBS for total gross proceeds of $11.6 million.

●	Obtained two new special servicing assignments for CMBS trusts with a total unpaid principal balance of $381.0 million.

Subsequent Events

Refer to Note 23 to the Condensed Consolidated Financial Statements for disclosure regarding significant transactions that occurred subsequent to March 31, 2021.

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

We have elected to present a comparison of our results of operations for the current quarter with that of the immediately preceding quarter, as permitted under the recently amended SEC disclosure guidelines. Because our business is not seasonal, we believe this results in a more meaningful comparison of quarterly results than a comparison to the same quarter of the prior year. We continue to present the required comparison of current year-to-date results with the same period of the prior year. The following table compares our summarized results of operations for the three months ended March 31, 2021, December 31, 2020 and March 31, 2020 by business segment (amounts in thousands):

				$ Change	$ Change
	For the Three Months Ended			March 31, 2021 vs.	March 31, 2021 vs.
Revenues:	March 31, 2021	December 31, 2020	March 31, 2020	December 31, 2020	March 31, 2020
Commercial and Residential Lending Segment	$190,531	$196,309	$211,437	$(5,778)	$(20,906)
Infrastructure Lending Segment	19,465	19,250	23,257	215	(3,792)
Property Segment	65,144	64,065	64,083	1,079	1,061
Investing and Servicing Segment	44,547	45,372	44,495	(825)	52
Corporate	—	—	—	—	—
Securitization VIE eliminations	(32,457)	(34,434)	(30,712)	1,977	(1,745)
	287,230	290,562	312,560	(3,332)	(25,330)
Costs and expenses:
Commercial and Residential Lending Segment	56,414	50,999	104,780	5,415	(48,366)
Infrastructure Lending Segment	12,956	5,555	26,079	7,401	(13,123)
Property Segment	59,498	61,289	60,662	(1,791)	(1,164)
Investing and Servicing Segment	32,457	39,722	36,928	(7,265)	(4,471)
Corporate	71,647	73,965	73,213	(2,318)	(1,566)
Securitization VIE eliminations	(93)	(127)	(47)	34	(46)
	232,879	231,403	301,615	1,476	(68,736)
Other income (loss):
Commercial and Residential Lending Segment	21,161	13,318	(66,541)	7,843	87,702
Infrastructure Lending Segment	95	(259)	(1,348)	354	1,443
Property Segment	4,608	391	(30,192)	4,217	34,800
Investing and Servicing Segment	18,960	22,349	(45,918)	(3,389)	64,878
Corporate	(6,843)	(1,239)	29,235	(5,604)	(36,078)
Securitization VIE eliminations	32,424	34,317	30,821	(1,893)	1,603
	70,405	68,877	(83,943)	1,528	154,348
Income (loss) before income taxes:
Commercial and Residential Lending Segment	155,278	158,628	40,116	(3,350)	115,162
Infrastructure Lending Segment	6,604	13,436	(4,170)	(6,832)	10,774
Property Segment	10,254	3,167	(26,771)	7,087	37,025
Investing and Servicing Segment	31,050	27,999	(38,351)	3,051	69,401
Corporate	(78,490)	(75,204)	(43,978)	(3,286)	(34,512)
Securitization VIE eliminations	60	10	156	50	(96)
	124,756	128,036	(72,998)	(3,280)	197,754
Income tax provision	(2,230)	(13,381)	6,729	11,151	(8,959)
Net income attributable to non-controlling interests	(11,148)	(7,687)	(500)	(3,461)	(10,648)
Net income attributable to Starwood Property Trust, Inc.	$111,378	$106,968	$(66,769)	$4,410	$178,147

Three Months Ended March 31, 2021 Compared to the Three Months Ended December 31, 2020

Commercial and Residential Lending Segment

Revenues

For the three months ended March 31, 2021, revenues of our Commercial and Residential Lending Segment decreased $5.8 million to $190.5 million, compared to $196.3 million for the three months ended December 31, 2020. This decrease was primarily due to decreases in interest income from loans of $2.4 million and investment securities of $2.7 million and a decrease in rental income from foreclosed properties of $0.6 million due to the sale of a property in the first quarter of 2021. The decrease in interest income from loans was principally due to lower average balances of residential loans reflecting the timing of purchases and securitizations. The decrease in interest income from investment securities was primarily due to lower average RMBS investment balances reflecting sales of RMBS late in the fourth quarter of 2020.

Costs and Expenses

For the three months ended March 31, 2021, costs and expenses of our Commercial and Residential Lending Segment increased $5.4 million to $56.4 million, compared to $51.0 million for the three months ended December 31, 2020. This increase was primarily due to a $4.5 million decrease in credit loss reversal and a $2.3 million increase in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio, partially offset by a $1.4 million decrease in general and administrative expenses reflecting lower professional fees. The credit loss reversal decreased from $5.0 million in the fourth quarter of 2020 to $0.5 million in the first quarter of 2021. The larger reversal in the fourth quarter of 2020 was primarily due to an improvement in macroeconomic forecasts and the effect on our then estimate of current expected credit losses (“CECL”). The increase in interest expense was primarily due to higher average borrowings outstanding, partially offset by lower average LIBOR rates.

Net Interest Income (amounts in thousands)

	For the Three Months Ended
	March 31, 2021	December 31, 2020	Change
Interest income from loans	$170,593	$173,014	$(2,421)
Interest income from investment securities	18,385	21,132	(2,747)
Interest expense	(44,295)	(41,987)	(2,308)
Net interest income	$144,683	$152,159	$(7,476)

For the three months ended March 31, 2021, net interest income of our Commercial and Residential Lending Segment decreased $7.5 million to $144.7 million, compared to $152.2 million for the three months ended December 31, 2020. This decrease reflects the decreases in interest income and the increase in interest expense on our secured financing facilities, both as discussed in the sections above.

During the three months ended March 31, 2021 and December 31, 2020, the weighted average unlevered yields on the Commercial and Residential Lending Segment’s loans and investment securities were as follows:

	For the Three Months Ended
	March 31, 2021	December 31, 2020
Commercial	5.9%	6.3%
Residential	7.5%	7.2%
Overall	6.1%	6.4%

The overall weighted average unlevered yield was lower primarily due to a $142.2 million commercial loan which was reclassified as held-for-sale, a $187.6 million commercial loan placed on nonaccrual and slightly lower LIBOR rates affecting our commercial yields, partially offset by a shift in the relative mix of loans and investment securities toward higher-yielding RMBS affecting our residential yields.

During the three months ended March 31, 2021 and December 31, 2020, the Commercial and Residential Lending Segment’s weighted average secured borrowing rates, inclusive of interest rate hedging costs and the amortization of deferred financing fees, were 2.6% and 2.5%, respectively.

Other Income

For the three months ended March 31, 2021, other income of our Commercial and Residential Lending Segment increased $7.9 million to $21.2 million compared to $13.3 million for the three months ended December 31, 2020. This increase was primarily due to (i) a $75.3 million favorable change in gain (loss) on derivatives and (ii) a $17.7 million gain on sale of a foreclosed property, partially offset by (iii) a $55.6 million unfavorable change in foreign currency gain (loss) and (iv) a $30.7 million unfavorable change in fair value of residential loans. The favorable change in gain (loss) on derivatives in the first quarter of 2021 reflects a $63.4 million favorable change in gain (loss) on foreign currency hedges and an $11.9 million increased gain on interest rate swaps. The foreign currency hedges are used to fix the U.S. dollar amounts of cash flows (both interest and principal payments) we expect to receive from our foreign currency denominated loans and investments. The favorable change in gain (loss) on foreign currency hedges and the unfavorable change in foreign currency gain (loss) reflect the strengthening of the U.S. dollar against the Euro (“EUR”) and Australian dollar (“AUD”), partially offset by a weakening against the pound sterling (“GBP”), in the first quarter of 2021 compared to a weakening of the U.S. dollar against those currencies in the fourth quarter of 2020. The interest rate swaps are used primarily to fix our interest rate payments on certain variable rate borrowings which fund fixed rate investments and to hedge our interest rate risk on residential loans held-for-sale.

Infrastructure Lending Segment

Revenues

For the three months ended March 31, 2021, revenues of our Infrastructure Lending Segment increased $0.2 million to $19.5 million, compared to $19.3 million for the three months ended December 31, 2020. This was primarily due to a slight increase in interest income from loans.

Costs and Expenses

For the three months ended March 31, 2021, costs and expenses of our Infrastructure Lending Segment increased $7.4 million to $13.0 million, compared to $5.6 million for the three months ended December 31, 2020. The increase was primarily due to a $7.7 million increase in credit loss provision, partially offset by a $0.4 million decrease in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio. The credit loss provision was $0.6 million in the first quarter of 2021 compared to a reversal of $7.1 million in the fourth quarter of 2020. The reversal in the fourth quarter of 2020 was primarily due to an improvement in macroeconomic forecasts and the effect on our estimate of CECL allowances. The decrease in interest expense was primarily due to lower average LIBOR rates.

Net Interest Income (amounts in thousands)

	For the Three Months Ended
	March 31, 2021	December 31, 2020	Change
Interest income from loans	$18,808	$18,477	$331
Interest income from investment securities	564	618	(54)
Interest expense	(8,841)	(9,204)	363
Net interest income	$10,531	$9,891	$640

For the three months ended March 31, 2021, net interest income of our Infrastructure Lending Segment increased $0.6 million to $10.5 million, compared to $9.9 million for the three months ended December 31, 2020. The increase reflects the net increase in interest income and the decrease in interest expense on the secured financing facilities, both as discussed in the sections above.

  During the three months ended March 31, 2021 and 2020, the weighted average unlevered yields on the Infrastructure Lending Segment’s investments were as follows:

	For the Three Months Ended
	March 31, 2021	December 31, 2020
Loans and investment securities held-for-investment	4.8%	4.8%
Loans held-for-sale	3.2%	3.7%

During the three months ended March 31, 2021 and December 31, 2020, the Infrastructure Lending Segment’s weighted average secured borrowing rate, inclusive of the amortization of deferred financing fees, was 2.9% and 3.0%, respectively.

Other Income (Loss)

For the three months ended March 31, 2021 and December 31, 2020, other income of our Infrastructure Lending Segment increased $0.4 million to $0.1 million, compared to a loss of $0.3 million for the three months ended December 31, 2020.

Property Segment

Change in Results by Portfolio (amounts in thousands)

	$ Change from prior period
		Costs and	Gain (loss) on derivative		Income (loss) before
	Revenues	expenses	financial instruments	Other income (loss)	income taxes
Master Lease Portfolio	$—	$(13)	$—	$—	$13
Medical Office Portfolio	125	(61)	3,833	—	4,019
Woodstar I Portfolio	524	(1,471)	133	—	2,128
Woodstar II Portfolio	449	(287)	—	(141)	595
Ireland Portfolio	—	—	—	—	—
Investment in unconsolidated entities	—	—	—	—	—
Other/Corporate	(19)	41	—	392	332
Total	$1,079	$(1,791)	$3,966	$251	$7,087

See Note 6 to the Condensed Consolidated Financial Statements for a description of the above-referenced Property Segment portfolios.

Revenues

For the three months ended March 31, 2021, revenues of our Property Segment increased $1.0 million to $65.1 million, compared to $64.1 million for the three months ended December 31, 2020.

Costs and Expenses

For the three months ended March 31, 2021, costs and expenses of our Property Segment decreased $1.8 million to $59.5 million, compared to $61.3 million for the three months ended December 31, 2020.

Other Income

For the three months ended March 31, 2021, other income of our Property Segment increased $4.2 million to $4.6 million, compared to $0.4 million for the three months ended December 31, 2020. The improvement in other income was primarily due to a $4.0 million increased gain on derivatives which primarily hedge our interest rate risk on borrowings secured by our Medical Office Portfolio.

Investing and Servicing Segment

Revenues

For the three months ended March 31, 2021, revenues of our Investing and Servicing Segment decreased $0.8 million to $44.5 million, compared to $45.3 million for the three months ended December 31, 2020. The decrease primarily reflects a $1.3 million decrease in interest income from conduit loans, partially offset by a $0.4 million increase in interest income from CMBS.

Costs and Expenses

For the three months ended March 31, 2021, costs and expenses of our Investing and Servicing Segment decreased $7.2 million to $32.5 million, compared to $39.7 million for the three months ended December 31, 2020. The decrease in costs and expenses was primarily due to a decrease of $7.1 million in general and administrative expenses reflecting lower incentive compensation, principally due to lower securitization volume.

Other Income

For the three months ended March 31, 2021, other income of our Investing and Servicing Segment decreased $3.3 million to $19.0 million, compared to $22.3 million for the three months ended December 31, 2020. The decrease in other income was primarily due to (i) a $32.2 million lesser increase in fair value of conduit loans, partially offset by (ii) a $22.5 million favorable change in fair value of CMBS investments and (iii) a $7.7 million increased gain on derivatives which primarily hedge our interest rate risk on conduit loans.

Corporate and Other Items

Corporate Costs and Expenses

For the three months ended March 31, 2021, corporate expenses decreased $2.3 million to $71.6 million, compared to $73.9 million for the three months ended December 31, 2020. This was primarily due to a decrease of $1.9 million in incentive management fees.

Corporate Other Loss

For the three months ended March 31, 2021, corporate other loss increased $5.6 million to $6.8 million, compared to $1.2 million for the three months ended December 31, 2020. This was due to a $6.1 million increased loss on interest rate swaps which hedge a portion of our unsecured senior notes used to repay variable-rate secured financing, partially offset by the non-recurrence of a $0.5 million loss on extinguishment of debt in the fourth quarter of 2020.

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

Income Tax Provision

Our consolidated income taxes principally relate to the taxable nature of our loan servicing and loan securitization businesses which are housed in taxable REIT subsidiaries (“TRSs”). For the three months ended March 31, 2021, our income tax provision decreased $11.2 million to $2.2 million compared to $13.4 million for the three months ended December 31, 2020 due to a decrease in taxable income of our TRSs in the first quarter of 2021.

Net Income Attributable to Non-controlling Interests

During the three months ended March 31, 2021, net income attributable to non-controlling interests increased $3.4 million to $11.1 million, compared to $7.7 million during the three months ended December 31, 2020. The increase was primarily due to non-controlling interests in increased earnings of a consolidated CMBS joint venture in which we hold a 51% interest.

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

Commercial and Residential Lending Segment

Revenues

For the three months ended March 31, 2021, revenues of our Commercial and Residential Lending Segment decreased $20.9 million to $190.5 million, compared to $211.4 million for the three months ended March 31, 2020. This decrease was primarily due to decreases in interest income from loans of $21.8 million and investment securities of $0.2 million, partially offset by an increase in rental income from foreclosed properties of $1.2 million. The decrease in interest income from loans was principally due to lower prepayment related income, lower average balances of residential loans and lower average LIBOR rates (partially mitigated by the LIBOR floors on most of our commercial loans), partially offset by higher average balances of commercial loans. The slight decrease in interest income from investment securities was primarily due to lower average LIBOR rates and investment balances affecting interest income from our commercial investment securities, partially offset by higher average RMBS investment balances.

Costs and Expenses

For the three months ended March 31, 2021, costs and expenses of our Commercial and Residential Lending Segment decreased $48.4 million to $56.4 million, compared to $104.8 million for the three months ended March 31, 2020. This decrease was primarily due to a $40.7 million decrease in credit loss provision and a $9.7 million decrease in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio. The credit loss provision decreased from $40.2 million in the first quarter of 2020 to a $0.5 million reversal in the first quarter of 2021. The large provision in the first quarter of 2020 was due to the significant deterioration in macroeconomic forecasts due to the initial disruption caused by the COVID-19 pandemic and its effect on our then estimate of CECL. The decrease in interest expense was primarily due to lower average LIBOR rates partially offset by higher average borrowings outstanding.

Net Interest Income (amounts in thousands)

	For the Three Months Ended
	March 31,
	2021	2020	Change
Interest income from loans	$170,593	$192,381	$(21,788)
Interest income from investment securities	18,385	18,628	(243)
Interest expense	(44,295)	(53,950)	9,655
Net interest income	$144,683	$157,059	$(12,376)

For the three months ended March 31, 2021, net interest income of our Commercial and Residential Lending Segment decreased $12.4 million to $144.7 million, compared to $157.1 million for the three months ended March 31, 2020. This decrease reflects the decreases in interest income, partially offset by the decrease in interest expense on our secured financing facilities, both as discussed in the sections above.

During the three months ended March 31, 2021 and 2020, the weighted average unlevered yields on the Commercial and Residential Lending Segment’s loans and investment securities were as follows:

	For the Three Months Ended
	March 31,
	2021	2020
Commercial	5.9%	6.8%
Residential	7.5%	6.8%
Overall	6.1%	6.8%

The overall weighted average unlevered yield was lower primarily due to lower prepayment related income and LIBOR rates affecting our commercial yields, partially offset by the increased investment in higher-yielding RMBS affecting our residential yields.

During the three months ended March 31, 2021 and 2020, the Commercial and Residential Lending Segment’s weighted average secured borrowing rates, inclusive of interest rate hedging costs and the amortization of deferred financing fees, were 2.6% and 3.5%, respectively. The decrease in borrowing rates primarily reflects decreases in LIBOR.

Other Income (Loss)

For the three months ended March 31, 2021, other income of our Commercial and Residential Lending Segment increased $87.7 million to $21.2 million compared to a loss of $66.5 million for the three months ended March 31, 2020. This increase was primarily due to (i) a $25.8 million lesser decrease in fair value of investment securities, (ii) a $24.8 million lesser decrease in fair value of residential loans, (iii) a $22.4 million decrease in foreign currency loss and (iv) a $17.7 million gain on sale of a foreclosed property, all partially offset by (v) a $4.7 million lower gain on derivatives. The greater decreases in fair value of investment securities and residential loans in the first quarter of 2020 were primarily attributable to widening credit spreads resulting from market disruption and dislocation caused by the initial impacts of COVID-19. The lower gain on derivatives in the first quarter of 2021 reflects a $39.2 million lower gain on foreign currency hedges, partially offset by a $34.5 million favorable change in gain (loss) on interest rate swaps. The foreign currency hedges are used to fix the U.S. dollar amounts of cash flows (both interest and principal payments) we expect to receive from our foreign currency denominated loans and investments. The decreases in foreign currency loss and foreign currency hedge gains reflect the strengthening of the U.S. dollar against the EUR and AUD, partially offset by a weakening against the GBP, in the first quarter of 2021 compared to a greater overall strengthening of the U.S. dollar against those currencies in the first quarter of 2020. The interest rate swaps are used primarily to fix our interest rate payments on certain variable rate borrowings which fund fixed rate investments and to hedge our interest rate risk on residential loans held-for-sale.

Infrastructure Lending Segment

Revenues

For the three months ended March 31, 2021, revenues of our Infrastructure Lending Segment decreased $3.8 million to $19.5 million, compared to $23.3 million for the three months ended March 31, 2020. This was primarily due to a decrease in interest income from loans of $3.6 million principally due to lower average LIBOR rates.

Costs and Expenses

For the three months ended March 31, 2021, costs and expenses of our Infrastructure Lending Segment decreased $13.1 million to $13.0 million, compared to $26.1 million for the three months ended March 31, 2020. The decrease was primarily due to a $7.9 million decrease in credit loss provision and a $4.3 million decrease in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio. The credit loss provision in the first quarter of 2020 was magnified by the significant deterioration of macroeconomic forecasts due to the initial economic disruption caused by the COVID-19 pandemic. The decrease in interest expense was primarily due to lower average LIBOR rates.

Net Interest Income (amounts in thousands)

	For the Three Months Ended
	March 31,
	2021	2020	Change
Interest income from loans	$18,808	$22,413	$(3,605)
Interest income from investment securities	564	701	(137)
Interest expense	(8,841)	(13,117)	4,276
Net interest income	$10,531	$9,997	$534

For the three months ended March 31, 2021, net interest income of our Infrastructure Lending Segment increased $0.5 million to $10.5 million, compared to $10.0 million for the three months ended March 31, 2020. The increase reflects the decrease in interest expense on the secured financing facilities, partially offset by the decrease in interest income, both as discussed in the sections above.

  During the three months ended March 31, 2021 and 2020, the weighted average unlevered yields on the Infrastructure Lending Segment’s investments were as follows:

	For the Three Months Ended
	March 31,
	2021	2020
Loans and investment securities held-for-investment	4.8%	6.1%
Loans held-for-sale	3.2%	3.6%

During the three months ended March 31, 2021 and 2020, the Infrastructure Lending Segment’s weighted average secured borrowing rate, inclusive of the amortization of deferred financing fees, was 2.9% and 4.4%, respectively.

Other Income (Loss)

For the three months ended March 31, 2021 and 2020, other income of our Infrastructure Lending Segment increased $1.4 million to $0.1 million, compared to a loss of $1.3 million for the three months ended March 31, 2020. The improvement in other income (loss) primarily reflects a $1.7 million favorable change in gain (loss) on derivatives consisting of a $2.2 million favorable change on interest rate swaps and swap guarantees, partially offset by a $0.5 million decrease in gains on foreign currency hedges.

Property Segment

Change in Results by Portfolio (amounts in thousands)

	$ Change from prior period
		Costs and	Gain (loss) on derivative		Income (loss) before
	Revenues	expenses	financial instruments	Other income (loss)	income taxes
Master Lease Portfolio	$—	$(4)	$—	$—	$4
Medical Office Portfolio	388	(753)	34,825	—	35,966
Woodstar I Portfolio	305	(139)	122	—	566
Woodstar II Portfolio	368	284	—	(141)	(57)
Ireland Portfolio	—	—	—	—	—
Investment in unconsolidated entities	—	—	—	—	—
Other/Corporate	—	(552)	—	(6)	546
Total	$1,061	$(1,164)	$34,947	$(147)	$37,025

Revenues

For the three months ended March 31, 2021, revenues of our Property Segment increased $1.0 million to $65.1 million, compared to $64.1 million for the three months ended March 31, 2020.

Costs and Expenses

For the three months ended March 31, 2021, costs and expenses of our Property Segment decreased $1.2 million to $59.5 million, compared to $60.7 million for the three months ended March 31, 2020. The decrease in costs and expenses primarily reflects a $1.3 million decrease in interest expense.

Other Income (Loss)

For the three months ended March 31, 2021, other income of our Property Segment increased $34.8 million to $4.6 million, compared to a loss of $30.2 million for the three months ended March 31, 2020. The improvement in other income (loss) was primarily due to a $34.9 million favorable change in gain (loss) on derivatives which primarily hedge our interest rate risk on borrowings secured by our Medical Office Portfolio.

Investing and Servicing Segment

Revenues

For the three months ended March 31, 2021 and 2020, revenues of our Investing and Servicing Segment were level at $44.5 million. A $6.0 million increase in servicing fees was offset by decreases in interest income from CMBS and conduit loans and, to a lesser extent, other revenues.

Costs and Expenses

For the three months ended March 31, 2021, costs and expenses of our Investing and Servicing Segment decreased $4.4 million to $32.5 million, compared to $36.9 million for the three months ended March 31, 2020. The decrease in costs and expenses was primarily due to decreases of $2.2 million in general and administrative expenses reflecting lower compensation costs and $1.7 million in interest expense on borrowings related to conduit loans, CMBS and properties held.

Other Income (Loss)

For the three months ended March 31, 2021, other income of our Investing and Servicing Segment increased $64.9 million to $19.0 million, compared to a loss of $45.9 million for the three months ended March 31, 2020. The improvement in other income (loss) was primarily due to (i) a $54.4 million favorable change in fair value of CMBS investments and (ii) a $28.4 million favorable change in gain (loss) on derivatives which primarily hedge our interest rate risk on conduit loans, partially offset by (iii) an $18.1 million lesser increase in fair value of conduit loans. The fair value of our CMBS investments was adversely affected in the first quarter of 2020 by widening credit spreads resulting from market disruption and dislocation caused by the initial impacts of COVID-19.

Corporate and Other Items

Corporate Costs and Expenses

For the three months ended March 31, 2021, corporate expenses decreased $1.6 million to $71.6 million, compared to $73.2 million for the three months ended March 31, 2020. This was primarily due to a decrease of $1.9 million in incentive management fees.

Corporate Other Income (Loss)

For the three months ended March 31, 2021, corporate other income decreased $36.0 million to a loss of $6.8 million, compared to income of $29.2 million for the three months ended March 31, 2020. This was due to an unfavorable change in gain (loss) on interest rate swaps which hedge a portion of our unsecured senior notes used to repay variable-rate secured financing.

Securitization VIE Eliminations

Refer to the preceding comparison of the three months ended March 31, 2021 to the three months ended December 31, 2020 for a discussion of the effect of securitization VIE eliminations.

Income Tax Provision

Our consolidated income taxes principally relate to the taxable nature of our loan servicing and loan securitization businesses which are housed in TRSs. For the three months ended March 31, 2021, our income taxes increased $8.9 million to $2.2 million compared to a benefit of $6.7 million for the three months ended March 31, 2020 due to an increase in taxable income of our TRSs in the first quarter of 2021.

Net Income Attributable to Non-controlling Interests

During the three months ended March 31, 2021, net income attributable to non-controlling interests increased $10.6 million to $11.1 million, compared to $0.5 million during the three months ended March 31, 2020. The increase was primarily due to non-controlling interests in increased earnings of a consolidated CMBS joint venture in which we hold a 51% interest.

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

The CECL reserve has been excluded from Distributable Earnings consistent with other unrealized gains (losses) pursuant to our existing policy for reporting Distributable Earnings. We expect to only recognize such potential credit losses in Distributable Earnings if and when such amounts are deemed nonrecoverable upon a realization event. This is generally at the time a loan is repaid, or in the case of foreclosure, when the underlying asset is sold, but non-recoverability may also be determined if, in our determination, it is nearly certain that all amounts due will not be collected. The realized loss amount reflected in Distributable Earnings will equal the difference between the cash received, or expected to be received, and the book value of the asset, and is reflective of our economic experience as it relates to the ultimate realization of the loan.

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

The following table presents our diluted weighted average shares used in our GAAP EPS calculation reconciled to our diluted weighted average shares used in our Distributable EPS calculation (amounts in thousands):

	For the Three Months Ended
	March 31, 2021	December 31, 2020	March 31, 2020
Diluted weighted average shares - GAAP EPS	293,231	292,900	280,990
Add: Unvested stock awards	4,484	3,361	2,723
Add: Woodstar II Class A Units	10,622	10,598	10,738
Add: Other dilutive securities not included above	—	—	685
Less: Convertible Notes dilution	(9,649)	(9,649)	—
Diluted weighted average shares - Distributable EPS	298,688	297,210	295,136

The definition of Distributable Earnings allows management to make adjustments, subject to the approval of a majority of our independent directors, in situations where such adjustments are considered appropriate in order for Distributable Earnings to be calculated in a manner consistent with its definition and objective. No adjustments to the definition of Distributable Earnings became effective during the three months ended March 31, 2021.

The following table presents our summarized results of operations and reconciliation to Distributable Earnings for the three months ended March 31, 2021, by business segment (amounts in thousands, except per share data):

	Commercial
	and
	Residential	Infrastructure		Investing
	Lending	Lending	Property	and Servicing
	Segment	Segment	Segment	Segment	Corporate	Total
Revenues	$190,531	$19,465	$65,144	$44,547	$—	$319,687
Costs and expenses	(56,414)	(12,956)	(59,498)	(32,457)	(71,647)	(232,972)
Other income (loss)	21,161	95	4,608	18,960	(6,843)	37,981
Income (loss) before income taxes	155,278	6,604	10,254	31,050	(78,490)	124,696
Income tax provision	(1,505)	(92)	—	(633)	—	(2,230)
Income attributable to non-controlling interests	(3)	—	(5,077)	(6,008)	—	(11,088)
Net income (loss) attributable to Starwood Property Trust, Inc.	153,770	6,512	5,177	24,409	(78,490)	111,378
Add / (Deduct):
Non-controlling interests attributable to Woodstar II Class A Units	—	—	5,077	—	—	5,077
Non-cash equity compensation expense	1,781	300	31	881	7,317	10,310
Management incentive fee	—	—	—	—	13,123	13,123
Acquisition and investment pursuit costs	(164)	—	(89)	—	—	(253)
Depreciation and amortization	247	91	18,161	3,603	—	22,102
Credit loss (reversal) provision, net	(529)	573	—	—	—	44
Interest income adjustment for securities	(1,300)	—	—	3,995	—	2,695
Extinguishment of debt, net	—	—	—	—	(246)	(246)
Income tax (provision) benefit associated with realized (gains) losses	(6,495)	—	—	405	—	(6,090)
Other non-cash items	3	—	(337)	207	415	288
Reversal of GAAP unrealized (gains) / losses on:
Loans	10,714	—	—	(1,236)	—	9,478
Securities	2,050	—	—	(7,170)	—	(5,120)
Derivatives	(27,171)	(745)	(6,446)	(9,719)	9,313	(34,768)
Foreign currency	11,594	49	(25)	63	—	11,681
(Earnings) loss from unconsolidated entities	(1,753)	254	—	(589)	—	(2,088)
Sales of properties	(17,693)	—	—	—	—	(17,693)
Recognition of Distributable realized gains / (losses) on:
Loans	14,553	—	—	4,672	—	19,225
Realized credit loss	(7,757)	—	—	—	—	(7,757)
Securities	(2,861)	—	—	1,776	—	(1,085)
Derivatives	1,950	—	(35)	1,595	—	3,510
Foreign currency	4,784	(10)	25	(63)	—	4,736
Earnings (loss) from unconsolidated entities	3,218	(254)	—	964	—	3,928
Sales of properties	8,298	—	—	—	—	8,298
Distributable Earnings (Loss)	$147,239	$6,770	$21,539	$23,793	$(48,568)	$150,773
Distributable Earnings (Loss) per Weighted Average Diluted Share	$0.49	$0.02	$0.07	$0.08	$(0.16)	$0.50

The following table presents our summarized results of operations and reconciliation to Distributable Earnings for the three months ended December 31, 2020, by business segment (amounts in thousands, except per share data):

	Commercial
	and
	Residential	Infrastructure		Investing
	Lending	Lending	Property	and Servicing
	Segment	Segment	Segment	Segment	Corporate	Total
Revenues	$196,309	$19,250	$64,065	$45,372	$—	$324,996
Costs and expenses	(50,999)	(5,555)	(61,289)	(39,722)	(73,965)	(231,530)
Other income (loss)	13,318	(259)	391	22,349	(1,239)	34,560
Income (loss) before income taxes	158,628	13,436	3,167	27,999	(75,204)	128,026
Income tax provision	(5,556)	(120)	—	(7,705)	—	(13,381)
(Income) loss attributable to non-controlling interests	(4)	—	(5,100)	(2,573)	—	(7,677)
Net income (loss) attributable to Starwood Property Trust, Inc.	153,068	13,316	(1,933)	17,721	(75,204)	106,968
Add / (Deduct):
Non-controlling interests attributable to Woodstar II Class A Units	—	—	5,100	—	—	5,100
Non-cash equity compensation expense	891	299	34	869	6,707	8,800
Management incentive fee	—	—	—	—	14,974	14,974
Acquisition and investment pursuit costs	(278)	—	(89)	—	—	(367)
Depreciation and amortization	372	86	18,736	3,832	—	23,026
Credit loss reversal, net	(5,037)	(7,094)	—	—	—	(12,131)
Interest income adjustment for securities	(1,102)	—	—	5,245	—	4,143
Extinguishment of debt, net	—	—	—	—	(247)	(247)
Income tax provision associated with fair value adjustments	4,883	—	—	550	—	5,433
Other non-cash items	4	—	(374)	239	161	30
Reversal of GAAP unrealized (gains) / losses on:
Loans	(20,002)	—	—	(33,422)	—	(53,424)
Securities	6,294	—	—	15,377	—	21,671
Derivatives	48,046	105	(2,480)	(2,218)	3,945	47,398
Foreign currency	(43,962)	(260)	(39)	5	—	(44,256)
Earnings from unconsolidated entities	(4,804)	(431)	—	(341)	—	(5,576)
Recognition of Distributable realized gains / (losses) on:
Loans	2,461	—	—	32,528	—	34,989
Securities	398	—	—	(9,389)	—	(8,991)
Derivatives	(3,858)	—	(34)	20	—	(3,872)
Foreign currency	631	14	39	(5)	—	679
Earnings from unconsolidated entities	2,914	431	—	745	—	4,090
Distributable Earnings (Loss)	$140,919	$6,466	$18,960	$31,756	$(49,664)	$148,437
Distributable Earnings (Loss) per Weighted Average Diluted Share	$0.47	$0.02	$0.07	$0.11	$(0.17)	$0.50

The following table presents our summarized results of operations and reconciliation to Distributable Earnings for the three months ended March 31, 2020, by business segment (amounts in thousands, except per share data):

	Commercial
	and
	Residential	Infrastructure		Investing
	Lending	Lending	Property	and Servicing
	Segment	Segment	Segment	Segment	Corporate	Total
Revenues	$211,437	$23,257	$64,083	$44,495	$—	$343,272
Costs and expenses	(104,780)	(26,079)	(60,662)	(36,928)	(73,213)	(301,662)
Other income (loss)	(66,541)	(1,348)	(30,192)	(45,918)	29,235	(114,764)
Income (loss) before income taxes	40,116	(4,170)	(26,771)	(38,351)	(43,978)	(73,154)
Income tax benefit	4,422	145	—	2,162	—	6,729
(Income) loss attributable to non-controlling interests	(3)	—	(5,111)	4,770	—	(344)
Net income (loss) attributable to Starwood Property Trust, Inc.	44,535	(4,025)	(31,882)	(31,419)	(43,978)	(66,769)
Add / (Deduct):
Non-controlling interests attributable to Woodstar II Class A Units	—	—	5,111	—	—	5,111
Non-cash equity compensation expense	1,112	466	73	1,263	5,886	8,800
Management incentive fee	—	—	—	—	15,799	15,799
Acquisition and investment pursuit costs	358	—	(89)	—	—	269
Depreciation and amortization	355	51	19,381	3,807	—	23,594
Credit loss provision, net	40,217	8,452	—	—	—	48,669
Interest income adjustment for securities	124	—	—	6,315	—	6,439
Extinguishment of debt, net	—	—	—	—	(246)	(246)
Income tax benefit associated with fair value adjustments	(5,821)	—	—	(1,442)	—	(7,263)
Other non-cash items	3	—	(491)	248	156	(84)
Reversal of GAAP unrealized (gains) / losses on:
Loans	35,517	—	—	(19,383)	—	16,134
Securities	27,879	—	—	47,216	—	75,095
Derivatives	(30,563)	1,013	30,569	19,013	(27,649)	(7,617)
Foreign currency	34,001	473	19	(7)	—	34,486
Earnings from unconsolidated entities	(51)	—	—	(620)	—	(671)
Recognition of Distributable realized gains / (losses) on:
Loans	2,164	(62)	—	16,559	—	18,661
Securities	—	—	—	(4,212)	—	(4,212)
Derivatives	3,250	118	(35)	(6,087)	—	(2,754)
Foreign currency	(4,271)	(194)	(19)	7	—	(4,477)
(Loss) earnings from unconsolidated entities	(556)	—	—	3,738	—	3,182
Distributable Earnings (Loss)	$148,253	$6,292	$22,637	$34,996	$(50,032)	$162,146
Distributable Earnings (Loss) per Weighted Average Diluted Share	$0.50	$0.02	$0.08	$0.12	$(0.17)	$0.55

Three Months Ended March 31, 2021 Compared to the Three Months Ended December 31, 2020

Commercial and Residential Lending Segment

The Commercial and Residential Lending Segment’s Distributable Earnings increased by $6.3 million, from $140.9 million during the fourth quarter of 2020 to $147.2 million in the first quarter of 2021. After making adjustments for the calculation of Distributable Earnings, revenues were $189.2 million, costs and expenses were $62.8 million, other income was $28.8 million and income tax provision was $8.0 million.

Revenues, consisting principally of interest income on loans, decreased by $6.0 million in the first quarter of 2021, primarily due to decreases in interest income from loans of $2.4 million and investment securities of $2.9 million and a decrease in rental income from foreclosed properties of $0.6 million due to the sale of a property in the first quarter of 2021. The decrease in interest income from loans was principally due to lower average balances of residential loans reflecting the timing of purchases and securitizations. The decrease in interest income from investment securities was primarily due to lower average RMBS investment balances reflecting sales of RMBS late in the fourth quarter of 2020.

Costs and expenses increased by $7.8 million in the first quarter of 2021, primarily due to a $7.8 million write-off of an unsecured commercial loan and a $2.3 million increase in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio, partially offset by a $2.3 million decrease in general and administrative expenses reflecting lower professional fees.

Other income increased by $27.4 million in the first quarter of 2021, primarily due to a $12.1 million increase in residential loan securitization gains, an $8.3 million gain on sale of a foreclosed property in the first quarter of 2021 and a $5.9 million favorable change in realized gains (losses) on interest rate and foreign currency derivatives.

Income taxes, which principally relate to the taxable nature of this segment’s residential loan securitization activities which are housed in TRSs, increased $7.3 million due to an increase in realized gains from the securitization and sale of residential loans.  The majority of the GAAP income tax provision related to these loans was recorded in 2020 when the loans were marked to their fair values.  Because the net fair value increases were unrealized, they along with their corresponding income tax provision were previously adjusted in our reconciliation to Distributable Earnings. Upon recognition of the realized gains this quarter for Distributable Earnings purposes, the corresponding income tax provision was likewise recognized.

Infrastructure Lending Segment

The Infrastructure Lending Segment’s Distributable Earnings increased by $0.3 million, from $6.5 million in the fourth quarter of 2020 to $6.8 million in the first quarter of 2021. After making adjustments for the calculation of Distributable Earnings, revenues were $19.5 million, costs and expenses were $12.0 million and other loss was $0.6 million.

Revenues, consisting principally of interest income on loans, increased by $0.2 million in the first quarter of 2021, primarily due to a slight increase in interest income from loans.

Costs and expenses decreased by $0.3 million in the first quarter of 2021, primarily due to a slight decrease in interest expense on the secured debt facilities used to finance this segment’s investments.

Other loss increased by $0.2 million in the first quarter of 2021.

Property Segment

Distributable Earnings by Portfolio (amounts in thousands)

	For the Three Months Ended
	March 31, 2021	December 31, 2020	Change
Master Lease Portfolio	$4,312	$4,300	$12
Medical Office Portfolio	5,513	5,339	174
Woodstar I Portfolio	6,338	4,907	1,431
Woodstar II Portfolio	6,100	5,470	630
Other/Corporate	(724)	(1,056)	332
Distributable Earnings	$21,539	$18,960	$2,579

The Property Segment’s Distributable Earnings increased by $2.6 million, from $18.9 million during the fourth quarter of 2020 to $21.5 million in the first quarter of 2021. After making adjustments for the calculation of Distributable Earnings, revenues were $64.8 million, costs and expenses were $41.5 million and other loss was $1.8 million.

Revenues increased by $1.1 million in the first quarter of 2021.

Costs and expenses decreased by $1.2 million in the first quarter of 2021.

Other loss decreased by $0.3 million in the first quarter of 2021.

Investing and Servicing Segment

The Investing and Servicing Segment’s Distributable Earnings decreased by $8.0 million, from $31.8 million during the fourth quarter of 2020 to $23.8 million in the first quarter of 2021. After making adjustments for the calculation of Distributable Earnings, revenues were $48.8 million, costs and expenses were $28.0 million, other income was $6.8 million, income tax provision was $0.2 million and the deduction of income attributable to non-controlling interests was $3.6 million.

Revenues decreased by $2.1 million in the first quarter of 2021, primarily due to a decrease in interest income from CMBS and conduit loans. The treatment of CMBS interest income on a GAAP basis is complicated by our application of the ASC 810 consolidation rules. In an attempt to treat these securities similar to the trust’s other investment securities, we compute distributable interest income pursuant to an effective yield methodology. In doing so, we segregate the portfolio into various categories based on the components of the bonds’ cash flows and the volatility related to each of these components. We then accrete interest income on an effective yield basis using the components of cash flows that are reliably estimable. Other minor adjustments are made to reflect management’s expectations for other components of the projected cash flow stream. The decrease in interest income reflects decreases of $1.3 million from CMBS and $0.8 million from conduit loans held-for-sale.

Costs and expenses decreased by $7.0 million in the first quarter of 2021, primarily due to a decrease in general and administrative expenses reflecting lower incentive compensation, principally due to lower securitization volume.

Other income includes profit realized upon securitization of loans by our conduit business, gains on sales of CMBS and operating properties, gains and losses on derivatives that were either effectively terminated or novated, and earnings from unconsolidated entities. These items are typically offset by a decrease in the fair value of our domestic servicing rights intangible which reflects the expected amortization of this deteriorating asset, net of increases in fair value due to the attainment of new servicing contracts. Derivatives include instruments which hedge interest rate risk and credit risk on our conduit loans. For GAAP purposes, the loans, CMBS and derivatives are accounted for at fair value, with all changes in fair value (realized or unrealized) recognized in earnings. The adjustments to Distributable Earnings outlined above are also applied to the GAAP earnings of our unconsolidated entities. Other income decreased by $19.7 million in the first quarter of 2021 primarily due to a decrease in realized gains on conduit loans of $27.9 million, partially offset by a $10.2 million decrease in recognized losses on CMBS.

Income taxes, which principally relate to the taxable nature of this segment’s loan servicing and loan securitization businesses which are housed in TRSs, decreased $6.9 million due to lower taxable income of those TRSs in the first quarter of 2021.

Income attributable to non-controlling interests increased $0.1 million in the first quarter of 2021.

Corporate

Corporate costs and expenses decreased by $1.1 million, from $49.7 million during the fourth quarter of 2020 to $48.6 million in the first quarter of 2021.

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

Commercial and Residential Lending Segment

The Commercial and Residential Lending Segment’s Distributable Earnings decreased by $1.1 million, from $148.3 million during the first quarter of 2020 to $147.2 million in the first quarter of 2021. After making adjustments for the calculation of Distributable Earnings, revenues were $189.2 million, costs and expenses were $62.8 million, other income was $28.8 million and income tax provision was $8.0 million.

Revenues, consisting principally of interest income on loans, decreased by $22.4 million in the first quarter of 2021, primarily due to decreases in interest income from loans of $21.8 million and investment securities of $1.7 million, partially offset by an increase in rental income from foreclosed properties of $1.2 million. The decrease in interest income from loans was principally due to lower prepayment related income, lower average balances of residential loans and lower average LIBOR rates (partially mitigated by the LIBOR floors on most of our commercial loans), partially offset by higher average balances of commercial loans. The decrease in interest income from investment securities was primarily due to lower LIBOR rates and average investment balances affecting interest income from our commercial investment securities, partially offset by higher average RMBS investment balances.

Costs and expenses increased by $0.1 million in the first quarter of 2021, primarily due to a $7.8 million write-off of an unsecured commercial loan and a $2.5 million increase in general and administrative expenses, partially offset by a $9.7 million decrease in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio primarily due to lower average LIBOR rates partially offset by higher average borrowings outstanding.

Other income increased by $28.0 million in the first quarter of 2021, primarily due to residential loan securitization gains, including realized gains on related interest rate derivatives, and an $8.3 million gain on sale of a foreclosed property.

Income taxes, which principally relate to the taxable nature of this segment’s residential loan securitization activities which are housed in TRSs, increased $6.6 million due to an increase in realized gains from the securitization and sale of residential loans.  In the first quarter of 2020, we recorded a GAAP net tax benefit related to unrealized fair value decreases in our residential loans. This benefit was deducted from GAAP earnings to arrive at Distributable Earnings until a gain or loss on these loans was ultimately realized.  In the first quarter of 2021, we realized gains from the sale and securitization of loans which had been previously marked to their fair values, mostly in 2020.  Upon recognition of the realized gains this quarter for Distributable Earnings purposes, the corresponding income tax provision was likewise recognized.

Infrastructure Lending Segment

The Infrastructure Lending Segment’s Distributable Earnings increased by $0.5 million, from $6.3 million in the first quarter of 2020 to $6.8 million in the first quarter of 2021. After making adjustments for the calculation of

Distributable Earnings, revenues were $19.5 million, costs and expenses were $12.0 million and other loss was $0.6 million.

Revenues, consisting principally of interest income on loans, decreased by $3.8 million in the first quarter of 2021, primarily due to a decrease in interest income from loans of $3.6 million principally due to lower average LIBOR rates.

Costs and expenses decreased by $5.1 million in the first quarter of 2021, primarily due to a $4.3 million decrease in interest expense on the secured debt facilities used to finance this segment’s investment portfolio principally due to lower average LIBOR rates.

Other loss increased by $0.6 million in the first quarter of 2021.

Property Segment

Distributable Earnings by Portfolio (amounts in thousands)

	For the Three Months Ended
	March 31,
	2021	2020	Change
Master Lease Portfolio	$4,312	$4,308	$4
Medical Office Portfolio	5,513	6,765	(1,252)
Woodstar I Portfolio	6,338	6,784	(446)
Woodstar II Portfolio	6,100	6,009	91
Other/Corporate	(724)	(1,229)	505
Distributable Earnings	$21,539	$22,637	$(1,098)

The Property Segment’s Distributable Earnings decreased by $1.1 million, from $22.6 million during the first quarter of 2020 to $21.5 million in the first quarter of 2021. After making adjustments for the calculation of Distributable Earnings, revenues were $64.8 million, costs and expenses were $41.5 million and other loss was $1.8 million.

Revenues increased by $1.2 million in the first quarter of 2021.

Costs and expenses increased by $0.1 million in the first quarter of 2021.

Other income decreased by $2.2 million to a loss in the first quarter of 2021 primarily due to an unfavorable change in realized gains (losses) on certain interest rate derivatives.

Investing and Servicing Segment

The Investing and Servicing Segment’s Distributable Earnings decreased by $11.2 million, from $35.0 million during the first quarter of 2020 to $23.8 million in the first quarter of 2021. After making adjustments for the calculation of Distributable Earnings, revenues were $48.8 million, costs and expenses were $28.0 million, other income was $6.8 million, income tax provision was $0.2 million and the deduction of income attributable to non-controlling interests was $3.6 million.

Revenues decreased by $2.3 million in the first quarter of 2021, primarily due to decreases of $7.6 million in interest income from CMBS and conduit loans, partially offset by a $6.0 million increase in servicing fees. The decrease in interest income reflects decreases of $6.2 million from CMBS and $1.4 million from conduit loans held-for-sale.

Costs and expenses decreased by $3.9 million in the first quarter of 2021, primarily due to decreases of $1.8 million in general and administrative expenses reflecting lower compensation costs and $1.7 million in interest expense on borrowings related to conduit loans, CMBS and properties held.

Other income decreased by $15.4 million in the first quarter of 2021 primarily due to decreases in realized gains of $11.9 million on conduit loans and $11.5 million on CMBS, partially offset by a $7.3 million favorable change in gain (loss) on derivatives mostly related to the conduit loans.

Income taxes, which principally relate to the taxable nature of this segment’s loan servicing and loan securitization businesses which are housed in TRSs, increased $0.9 million from a benefit of $0.7 million to a provision of $0.2 million due to taxable income of those TRSs in the first quarter of 2021.

Income attributable to non-controlling interests decreased $3.5 million primarily relating to lower distributable earnings of a consolidated CMBS joint venture in which we hold a 51% interest.

Corporate

Corporate costs and expenses decreased by $1.4 million, from $50.0 million during the first quarter of 2020 to $48.6 million in the first quarter of 2021 primarily due to (i) a $0.9 million increase in realized gains on interest rate swaps which hedge a portion of our unsecured senior notes used to repay variable-rate secured financing and (ii) a $0.7 million decrease in professional fees.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet our cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make new investments where appropriate, pay dividends to our stockholders, and other general business needs. We closely monitor our liquidity position and believe that we have sufficient current liquidity and access to additional liquidity to meet our financial obligations for at least the next 12 months. Our strategy for managing liquidity and capital resources has not changed since December 31, 2020. Refer to our Form 10-K for a description of these strategies.

COVID-19 Pandemic

We are continuing to monitor the COVID-19 pandemic and its impact on us, the borrowers underlying our commercial and residential real estate-related loans and infrastructure loans (and their tenants), the tenants in the properties we own, our financing sources, and the economy as a whole. Because the severity, magnitude and duration of the COVID-19 pandemic and its economic consequences are uncertain, rapidly changing and difficult to predict, the pandemic’s impact on our operations and liquidity remains uncertain and difficult to predict. Further discussion of the potential impacts on us from the COVID-19 pandemic is provided in the section entitled “Risk Factors” in Part I, Item 1A of our Form 10-K.

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

Sources of Liquidity

Our primary sources of liquidity are as follows:

Cash Flows for the Three Months ended March 31, 2021 (amounts in thousands)

		VIE	Excluding Investing
	GAAP	Adjustments	and Servicing VIEs
Net cash provided by operating activities	$270,766	$(353)	$270,413
Cash Flows from Investing Activities:
Origination, purchase and funding of loans held-for-investment	(2,296,124)	—	(2,296,124)
Proceeds from principal collections and sale of loans	1,051,695	—	1,051,695
Purchase and funding of investment securities	—	(27,333)	(27,333)
Proceeds from sales and collections of investment securities	59,514	26,085	85,599
Proceeds from sales of real estate	30,566	—	30,566
Purchases and additions to properties and other assets	(3,512)	—	(3,512)
Net cash flows from other investments and assets	38,656	183	38,839
Net cash used in investing activities	(1,119,205)	(1,065)	(1,120,270)
Cash Flows from Financing Activities:
Proceeds from borrowings	2,748,317	—	2,748,317
Principal repayments on and repurchases of borrowings	(2,001,336)	(157)	(2,001,493)
Payment of deferred financing costs	(5,052)	—	(5,052)
Proceeds from common stock issuances, net of offering costs	240	—	240
Payment of dividends	(137,667)	—	(137,667)
Contributions from non-controlling interests	2,969	—	2,969
Distributions to non-controlling interests	(8,833)	158	(8,675)
Issuance of debt of consolidated VIEs	11,604	(11,604)	—
Repayment of debt of consolidated VIEs	(27,490)	27,490	—
Distributions of cash from consolidated VIEs	14,481	(14,481)	—
Net cash provided by financing activities	597,233	1,406	598,639
Net decrease in cash, cash equivalents and restricted cash	(251,206)	(12)	(251,218)
Cash, cash equivalents and restricted cash, beginning of period	722,162	(772)	721,390
Effect of exchange rate changes on cash	(1,042)	—	(1,042)
Cash, cash equivalents and restricted cash, end of period	$469,914	$(784)	$469,130

The discussion below is on a non-GAAP basis, after removing adjustments principally resulting from the consolidation of the securitization VIEs under ASC 810. These adjustments principally relate to (i) the purchase of CMBS, RMBS, loans and real estate from consolidated VIEs, which are reflected as repayments of VIE debt on a GAAP basis and (ii) sales and principal collections of CMBS and RMBS related to consolidated VIEs, which are reflected as VIE distributions on a GAAP basis. There is no significant net impact to overall cash resulting from these consolidations. Refer to Note 2 to the Condensed Consolidated Financial Statements for further discussion.

Cash and cash equivalents decreased by $251.2 million during the three months ended March 31, 2021, reflecting net cash used in investing activities of $1.1 billion, partially offset by net cash provided by operating activities of $270.4 million and net cash provided by financing activities of $598.6 million.

Net cash provided by operating activities of $270.4 million during the three months ended March 31, 2021 related primarily to proceeds from sales of loans held-for-sale, net of originations and purchases, of $244.6 million and cash interest income of $131.9 million from our loans and $36.1 million from our investment securities. Net rental income provided cash of $48.9 million and servicing fees provided cash of $12.9 million. Offsetting these cash inflows was cash interest expense of $80.6 million, general and administrative expenses of $29.0 million, management fees of $27.4 million and a net change in operating assets and liabilities of $66.3 million.

Net cash used in investing activities of $1.1 billion for the three months ended March 31, 2021 related primarily to the origination and acquisition of loans held-for-investment of $2.3 billion and the purchase and funding of investment securities of $27.3 million, partially offset by proceeds received from principal collections and sales of loans of $1.1 billion and investment securities of $85.6 million and sale of an operating property for $30.6 million.

Net cash provided by financing activities of $598.6 million for the three months ended March 31, 2021 related primarily to borrowings on our debt, net of repayments and deferred loan costs, of $741.8 million, partially offset by dividend distributions of $137.7 million.

Our Investment Portfolio

The following is a review of our investment portfolio by segment.

Commercial and Residential Lending Segment

The following table sets forth the amount of each category of investments we owned across various property types within our Commercial and Residential Lending Segment as of March 31, 2021 and December 31, 2020 (dollars in thousands):

						Unlevered
	Face	Carrying		Asset Specific	Net	Return on
	Amount	Value		Financing	Investment	Asset
March 31, 2021
First mortgages (1)	$10,002,124	$9,954,741		$6,665,879	$3,288,862	6.1%
Subordinated mortgages	71,428	70,457		—	70,457	8.7%
Mezzanine loans (1)	601,080	603,119		—	603,119	11.6%
Residential loans, fair value option	149,404	150,712		58,656	92,056	6.1%
Other loans	20,267	18,200		—	18,200	13.3%
Loans held-for-sale, fair value option, residential	435,025	444,835		270,096	174,739	5.6%
Loans held-for-sale, commercial	142,798	142,202		80,500	61,702	5.9%
RMBS, available-for-sale	245,472	160,301		106,447	53,854	10.9%
RMBS, fair value option	160,124	249,005	(2)	39,700	209,305	9.2%
CMBS, fair value option	102,900	96,883	(2)	49,798	47,085	5.5%
HTM debt securities (3)	454,283	455,586		113,143	342,443	6.6%
Credit loss allowance	—	(65,939)		—	(65,939)
Equity security	12,594	10,655		—	10,655
Investment in unconsolidated entities	N/A	47,514		—	47,514
Properties, net	N/A	93,718		49,018	44,700
	$12,397,499	$12,431,989		$7,433,237	$4,998,752

December 31, 2020
First mortgages (1)	$8,977,365	$8,930,764		$5,892,684	$3,038,080	6.4%
Subordinated mortgages	72,257	71,185		—	71,185	8.7%
Mezzanine loans (1)	619,352	620,319		—	620,319	11.5%
Residential loans, fair value option	86,796	90,684		58,885	31,799	5.9%
Other loans	33,626	30,284		—	30,284	9.8%
Loans held-for-sale, fair value option, residential	820,807	841,963		573,584	268,379	6.1%
RMBS, available-for-sale	252,738	167,349		110,724	56,625	11. 0%
RMBS, fair value option	142,288	235,997	(2)	30,267	205,730	6.3%
CMBS, fair value option	102,900	96,885	(2)	25,313	71,572	5.6%
HTM debt securities (3)	505,247	505,673		84,233	421,440	6.8%
Credit loss allowance	—	(72,360)		—	(72,360)
Equity security	12,497	11,247		—	11,247
Investment in unconsolidated entities	N/A	54,407		—	54,407
Properties, net	N/A	103,896		48,863	55,033
	$11,625,873	$11,688,293		$6,824,553	$4,863,740
(1)	First mortgages include first mortgage loans and any contiguous mezzanine loan components because as a whole, the expected credit quality of these loans is more similar to that of a first mortgage loan. The application of this methodology resulted in mezzanine loans with carrying values of $917.8 million and $877.3 million being classified as first mortgages as of March 31, 2021 and December 31, 2020, respectively.

(2)	Eliminated in consolidation against VIE liabilities pursuant to ASC 810.

(3)	CMBS held-to-maturity (“HTM”) and mandatorily redeemable preferred equity interests in commercial real estate entities.

As of March 31, 2021 and December 31, 2020, our Commercial and Residential Lending Segment’s investment portfolio, excluding residential loans, RMBS, properties and other investments, had the following characteristics based on carrying values:

Collateral Property Type	March 31, 2021	December 31, 2020
Office	32.1%	35.2%
Hotel	19.6%	21.6%
Multifamily	19.1%	16.1%
Mixed Use	12.2%	8.2%
Residential	5.7%	6.7%
Retail	2.6%	2.8%
Industrial	2.5%	3.0%
Other	6.2%	6.4%
	100.0%	100.0%

Geographic Location	March 31, 2021	December 31, 2020
U.S. Regions:
North East	20.5%	22.7%
West	20.0%	19.0%
South West	10.3%	11.1%
Mid Atlantic	9.7%	9.5%
South East	6.9%	7.3%
Midwest	4.5%	4.4%
International:
Europe/Australia	25.5%	23.3%
Bahamas/Bermuda	2.6%	2.7%
	100.0%	100.0%

Infrastructure Lending Segment

The following table sets forth the amount of each category of investments we owned within our Infrastructure Lending Segment as of March 31, 2021 and December 31, 2020 (dollars in thousands):

					Unlevered
	Face	Carrying	Asset Specific	Net	Return on
	Amount	Value	Financing	Investment	Asset
March 31, 2021
First priority infrastructure loans and HTM securities	$1,664,665	$1,633,491	$1,186,526	$446,965	4.8%
Loans held-for-sale, infrastructure	89,601	89,368	73,287	16,081	3.2%
Credit loss allowance	N/A	(11,732)	—	(11,732)
Investment in unconsolidated entities	N/A	24,840	—	24,840
	$1,754,266	$1,735,967	$1,259,813	$476,154

December 31, 2020
First priority infrastructure loans and HTM securities	$1,488,614	$1,458,880	$1,140,608	$318,272	5.2%
Loans held-for-sale, infrastructure	120,900	120,540	100,155	20,385	3.5%
Credit loss allowance	N/A	(10,759)	—	(10,759)
Investment in unconsolidated entities	N/A	25,095	—	25,095
	$1,609,514	$1,593,756	$1,240,763	$352,993

As of March 31, 2021 and December 31, 2020, our Infrastructure Lending Segment’s investment portfolio had the following characteristics based on carrying values:

Collateral Type	March 31, 2021	December 31, 2020
Natural gas power	62.7%	65.8%
Midstream	20.8%	21.9%
Renewable power	9.4%	9.0%
Other thermal power	6.6%	3.3%
Downstream	0.5%	—%
	100.0%	100.0%

Geographic Location	March 31, 2021	December 31, 2020
U.S. Regions:
North East	41.4%	43.1%
Midwest	22.5%	20.8%
South West	14.5%	15.3%
South East	9.5%	9.6%
West	5.9%	4.3%
Mid-Atlantic	2.8%	3.2%
International:
Mexico	2.5%	2.7%
Other	0.9%	1.0%
	100.0%	100.0%

Property Segment

The following table sets forth the amount of each category of investments held within our Property Segment as of March 31, 2021 and December 31, 2020 (amounts in thousands):

	March 31, 2021	December 31, 2020
Properties, net	$1,954,880	$1,969,414
Lease intangibles, net	37,080	38,511
	$1,991,960	$2,007,925

The following table sets forth our net investment and other information regarding the Property Segment’s properties and lease intangibles as of March 31, 2021 (dollars in thousands):

		Asset			Weighted Average
	Carrying	Specific	Net	Occupancy	Remaining
	Value	Financing	Investment	Rate	Lease Term
Office—Medical Office Portfolio	$760,266	$592,853	$167,413	93.6%	5.8 years
Multifamily residential—Woodstar I Portfolio	636,740	572,784	63,956	98.8%	0.5 years
Multifamily residential—Woodstar II Portfolio	610,558	512,588	97,970	99.1%	0.5 years
Retail—Master Lease Portfolio	343,790	192,801	150,989	100.0%	21.1 years
Subtotal—undepreciated carrying value	2,351,354	1,871,026	480,328
Accumulated depreciation and amortization	(359,394)	—	(359,394)
Net carrying value	$1,991,960	$1,871,026	$120,934

As of March 31, 2021 and December 31, 2020, our Property Segment’s investment portfolio had the following geographic characteristics based on carrying values:

Geographic Location	March 31, 2021	December 31, 2020
South East	62.1%	62.1%
South West	10.3%	10.3%
Midwest	10.1%	10.1%
North East	9.6%	9.6%
West	7.9%	7.9%
	100.0%	100.0%

Investing and Servicing Segment

The following table sets forth the amount of each category of investments we owned within our Investing and Servicing Segment as of March 31, 2021 and December 31, 2020 (amounts in thousands):

				Asset
	Face	Carrying		Specific		Net
	Amount	Value		Financing		Investment
March 31, 2021
CMBS, fair value option	$2,632,996	$1,106,000	(1)	$350,187	(2)	$755,813
Intangible assets - servicing rights	N/A	55,324	(3)	—		55,324
Lease intangibles, net	N/A	14,583		—		14,583
Loans held-for-sale, fair value option, commercial	172,119	168,226		110,424		57,802
Loans held-for-investment	933	933		—		933
Investment in unconsolidated entities	N/A	44,435	(4)	—		44,435
Properties, net	N/A	196,150		192,611		3,539
	$2,806,048	$1,585,651		$653,222		$932,429
December 31, 2020
CMBS, fair value option	$2,652,459	$1,112,145	(1)	$360,221	(2)	$751,924
Intangible assets - servicing rights	N/A	54,578	(3)	—		54,578
Lease intangibles, net	N/A	15,548		—		15,548
Loans held-for-sale, fair value option, commercial	90,789	90,332		53,040		37,292
Loans held-for-investment	1,008	1,008		—		1,008
Investment in unconsolidated entities	N/A	44,664	(4)	—		44,664
Properties, net	N/A	197,843		192,839		5,004
	$2,744,256	$1,516,118		$606,100		$910,018
(1)	Includes $1.09 billion of CMBS eliminated in consolidation against VIE liabilities pursuant to ASC 810 as of both March 31, 2021 and December 31, 2020. Also includes $180.9 million and $179.5 million of non-controlling interests in the consolidated entities which hold certain of these CMBS as of March 31, 2021 and December 31, 2020, respectively.

(2)	Includes $38.3 million and $41.3 million of non-controlling interests in the consolidated entities which hold certain debt balances as of March 31, 2021 and December 31, 2020, respectively.

(3)	Includes $42.9 million and $41.4 million of servicing rights intangibles eliminated in consolidation against VIE assets pursuant to ASC 810 as of March 31, 2021 and December 31, 2020, respectively.

(4)	Includes $15.9 million and $16.1 million of investment in unconsolidated entities eliminated in consolidation against VIE assets pursuant to ASC 810 as of March 31, 2021 and December 31, 2020, respectively.

Our REIS Equity Portfolio, as described in Note 6 to the Condensed Consolidated Financial Statements, had the following characteristics based on carrying values of $195.6 million and $198.2 million as of March 31, 2021 and December 31, 2020, respectively:

Property Type	March 31, 2021	December 31, 2020
Office	50.5%	50.6%
Retail	29.9%	29.9%
Mixed Use	7.0%	6.9%
Self-storage	6.2%	6.2%
Multifamily	4.3%	4.2%
Hotel	2.1%	2.2%
	100.0%	100.0%

Geographic Location	March 31, 2021	December 31, 2020
South West	24.9%	25.1%
North East	25.4%	24.8%
South East	15.2%	15.4%
West	14.8%	14.8%
Mid Atlantic	11.4%	11.5%
Midwest	8.3%	8.4%
	100.0%	100.0%

New Credit Facilities and Amendments

Refer to Note 9 of our Condensed Consolidated Financial Statements for a detailed discussion of new credit facilities and amendments to existing credit facilities executed since December 31, 2020.

Secured Borrowings

The following table is a summary of our secured borrowings as of March 31, 2021 (dollars in thousands):

						Pledged						Approved
					Weighted	Asset		Maximum				but	Unallocated
	Current		Extended		Average	Carrying		Facility		Outstanding		Undrawn	Financing
	Maturity		Maturity (a)		Pricing	Value		Size		Balance		Capacity (b)	Amount (c)
Repurchase Agreements:
Commercial Loans	May 2021 to Aug 2025	(d)	May 2023 to Mar 2029	(d)	(e)	$8,088,081		$9,164,525	(f)	$5,592,652		$144,018	$3,427,855
Residential Loans	Jan 2022 to Oct 2023		N/A		LIBOR + 2.09%	428,877		1,750,000		328,620		—	1,421,380
Infrastructure Loans	Feb 2022		N/A		LIBOR + 2.00%	295,516		500,000		246,136		—	253,864
Conduit Loans	Feb 2022 to Jun 2023		Feb 2023 to Jun 2024		LIBOR + 2.15%	147,523		350,000		111,087		—	238,913
CMBS/RMBS	Dec 2021 to Oct 2030	(g)	Mar 2022 to Apr 2031	(g)	(h)	1,112,819		823,365		668,993	(i)	—	154,372
Total Repurchase Agreements						10,072,816		12,587,890		6,947,488		144,018	5,496,384
Other Secured Financing:
Borrowing Base Facility	Apr 2022		Apr 2024		LIBOR + 2.25%	304,076		650,000	(j)	223,302		—	426,698
Commercial Financing Facility	Mar 2022		Mar 2029		GBP LIBOR + 1.75%	101,559		81,847		81,847		—	—
Residential Financing Facility	Sep 2022		Sep 2025		3.50%	163,545		250,000		1,515		120,129	128,356
Infrastructure Acquisition Facility	Sep 2021		Sep 2022		(k)	525,611		517,498		414,503		—	102,995
Infrastructure Financing Facilities	Jul 2022 to Oct 2022		Oct 2024 to Jul 2027		LIBOR + 2.04%	699,684		1,250,000		548,956		—	701,044
Property Mortgages - Fixed rate	Nov 2024 to Aug 2052	(l)	N/A		4.03%	1,271,385		1,155,306		1,155,306		—	—
Property Mortgages - Variable rate	Nov 2021 to Jul 2030		N/A		(m)	929,800		985,453		960,901		—	24,552
Term Loan and Revolver	(n)		N/A		(n)	N/A	(n)	763,375		643,375		120,000	—
Collateralized Loan Obligation	Jul 2038		N/A		LIBOR + 1.34%	1,099,639		936,375		936,375		—	—
Total Other Secured Financing						5,095,299		6,589,854		4,966,080		240,129	1,383,645
						$15,168,115		$19,177,744		$11,913,568		$384,147	$6,880,029
Unamortized net discount										(13,149)
Unamortized deferred financing costs										(73,309)
										$11,827,110
(a)	Subject to certain conditions as defined in the respective facility agreement.

(b)	Approved but undrawn capacity represents the total draw amount that has been approved by the lenders related to those assets that have been pledged as collateral, less the drawn amount.

(c)	Unallocated financing amount represents the maximum facility size less the total draw capacity that has been approved by the lenders.

(d)	For certain facilities, borrowings collateralized by loans existing at maturity may remain outstanding until such loan collateral matures, subject to certain specified conditions.

(e)	Certain facilities with an outstanding balance of $1.9 billion as of March 31, 2021 are indexed to GBP LIBOR and EURIBOR. The remainder have a weighted average rate of LIBOR + 2.01%.

(f)	The aggregate initial maximum facility size may be increased at our option, subject to certain conditions. The $9.2 billion amount includes such upsizes.

(g)	Certain facilities with an outstanding balance of $280.3 million as of March 31, 2021 carry a rolling 11-month or 12-month term which may reset monthly or quarterly with the lender's consent. These facilities carry no maximum facility size.

(h)	A facility with an outstanding balance of $212.0 million as of March 31, 2021 has a weighted average fixed annual interest rate of 3.29%. All other facilities are variable rate with a weighted average rate of LIBOR + 1.92%.

(i)	Includes: (i) $212.0 million outstanding on a repurchase facility that is not subject to margin calls; and (ii) $38.3 million outstanding on one of our repurchase facilities that represents the 49% pro rata share owed by a non-controlling partner in a consolidated joint venture (see Note 14 to the Condensed Consolidated Financial Statements).

(j)	The initial maximum facility size of $300.0 million may be increased to $650.0 million, subject to certain conditions.

(k)	Consists of an annual interest rate of the applicable currency benchmark index + 2.00%.

(l)	The weighted average maturity is 6.5 years as of March 31, 2021.

(m)	Includes a $600.0 million first mortgage and mezzanine loan secured by our Medical Office Portfolio. This debt has a weighted average interest rate of LIBOR + 2.07% that we swapped to a fixed rate of 3.34%. The remainder have a weighted average rate of LIBOR + 2.59%.

(n)	Consists of: (i) a $643.4 million term loan facility that matures in July 2026, of which $394.0 million has an annual interest rate of LIBOR + 2.50% and $249.4 million has an annual interest rate of LIBOR + 3.50%, subject to a 75 bps LIBOR floor, and (ii) a $120.0 million revolving credit facility that matures in July 2024 with an annual interest rate of LIBOR + 3.00%. These facilities are secured by the equity interests in certain of our subsidiaries which totaled $4.2 billion as of March 31, 2021.

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

Variance between Average and Quarter-End Credit Facility Borrowings Outstanding

The following table compares the average amount outstanding under our secured financing agreements during each quarter and the amount outstanding as of the end of each quarter, together with an explanation of significant variances (amounts in thousands):

		Weighted-Average		Explanations
	Quarter-End	Balance During		for Significant
Quarter Ended	Balance	Quarter	Variance	Variances
December 31, 2020	11,169,964	10,945,199	224,765	(a)
March 31, 2021	11,913,568	11,274,970	638,598	(b)
(a)	Variance primarily due to the following: (i) late quarter timing of fundings on commercial loan facilities and (ii) borrowings on the Residential Financing Facility.

(b)	Variance primarily due to late quarter timing of fundings on commercial loan facilities and the Borrowing Base Facility.

Borrowings under Unsecured Senior Notes

During the three months ended March 31, 2021 and 2020, the weighted average effective borrowing rate on our unsecured senior notes was 5.4% and 5.0%, respectively. The effective borrowing rate includes the effects of underwriter purchase discount and, during the 2020 period, the adjustment for the conversion option on the Convertible Notes, the initial value of which reduced the balance of the notes.

Refer to Note 10 of our Condensed Consolidated Financial Statements for further disclosure regarding the terms of our unsecured senior notes.

Scheduled Principal Repayments on Investments and Overhang on Financing Facilities

The following scheduled and/or projected principal repayments on our investments were based on amounts outstanding and extended contractual maturities of those investments as of March 31, 2021. The projected and/or required repayments of financing were based on the earlier of (i) the extended contractual maturity of each credit facility or (ii) the extended contractual maturity of each of the investments that have been pledged as collateral under the respective credit facility (amounts in thousands):

	Scheduled Principal	Scheduled/Projected	Projected/Required	Scheduled Principal
	Repayments on Loans	Principal Repayments	Repayments of	Inflows Net of
	and HTM Securities	on RMBS and CMBS	Financing	Financing Outflows
Second Quarter 2021	$731,009	$10,927	$(91,314)	$650,622
Third Quarter 2021	55,560	9,598	(15,264)	49,894
Fourth Quarter 2021	295,918	7,085	(954,390)	(651,386)	(1)
First Quarter 2022	631,041	5,965	(1,000,898)	(363,892)	(2)
Total	$1,713,528	$33,575	$(2,061,866)	$(314,762)
(1)	Shortfall primarily relates to $700.0 million on the maturity of our Senior Notes due December 2021, which we expect to fund using a combination of available cash on hand, approved but undrawn capacity under our secured financing agreements and/or other potential sources of financing, as discussed below.

(2)	Shortfall primarily relates to: (i) $275.6 million of repayments under a Residential Loans repurchase facility that carries a one-year term which we can extend every three months, the current balance of which will be repaid with securitization proceeds; and (ii) $277.5 million of repayments under a securities facility which carries a rolling 12-month term that we have historically extended, and intend to continue to extend with lender’s consent.

In the normal course of business, the Company is in discussions with its lenders to extend, amend or replace any financing facilities which contain near term expirations.

Issuances of Equity Securities

We may raise funds through capital market transactions by issuing capital stock. There can be no assurance, however, that we will be able to access the capital markets at any particular time or on any particular terms. We have authorized 100,000,000 shares of preferred stock and 500,000,000 shares of common stock. At March 31, 2021, we had 100,000,000 shares of preferred stock available for issuance and 213,148,440 shares of common stock available for issuance.

Other Potential Sources of Financing

In the future, we may also use other sources of financing to fund the acquisition of our target assets and maturities of our unsecured senior notes, including other secured as well as unsecured forms of borrowing and sale of senior loan interests and other assets.

Leverage Policies

Our strategies with regards to use of leverage have not changed significantly since December 31, 2020. Refer to our Form 10-K for a description of our strategies regarding use of leverage.

Cash Requirements

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

The Company’s board of directors declared the following dividends during the three months ended March 31, 2021:

Declare Date	Record Date	Payment Date	Amount	Frequency
3/11/21	3/31/21	4/15/21	$0.48	Quarterly

Contractual Obligations and Commitments

Our material contractual obligations and commitments as of March 31, 2021 are as follows (amounts in thousands):

		Less than			More than
	Total	1 year	1 to 3 years	3 to 5 years	5 years
Secured financings (a)	$10,977,193	$675,327	$1,960,570	$5,355,964	$2,985,332
Collateralized loan obligations	936,375	—	—	—	936,375
Unsecured senior notes	1,750,000	700,000	550,000	500,000	—
Future loan funding commitments:
Commercial Lending (b)	1,291,304	928,429	336,975	25,900	—
Infrastructure Lending (c)	192,515	163,211	29,304	—	—
(a)	Represents the contractual maturity of the respective credit facility, inclusive of available extension options. If investments that have been pledged as collateral repay earlier than the contractual maturity of the debt, the related portion of the debt would likewise require earlier repayment. Refer to Note 9 to the Condensed Consolidated Financial Statements for the expected maturities by year.

(b)	Excludes $201.7 million of loan funding commitments in which management projects the Company will not be obligated to fund in the future due to repayments made by the borrower earlier than, or in excess of, expectations.

(c)	Represents contractual commitments of $126.7 million under revolvers and letters of credit and $65.8 million under delayed draw term loans.

The table above does not include interest payable, amounts due under our management agreement, amounts due under our derivative agreements or amounts due under guarantees as those contracts do not have fixed and determinable payments.

Our secured financings and collateralized loan obligations consist primarily of matched-term funding for our loans and investment securities and long-term mortgages on our owned properties. Repayments of such facilities are generally made from proceeds from maturities, prepayments or sales of such investments and operating cash flows from owned properties. In the normal course of business, the Company is in discussions with its lenders to extend, amend or replace any financing facilities which contain near term expirations.

Our unsecured senior notes are expected to be repaid from a combination of available cash on hand, approved but undrawn capacity under our secured financing agreements, and/or equity issuances or other potential sources of financing, as discussed above.

Our future funding commitments are expected to be primarily matched-term funded under secured financing agreements with any difference funded from available cash on hand or other potential sources of financing discussed above.

Critical Accounting Estimates

Our financial statements are prepared in accordance with GAAP, which requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We believe that all of the decisions and assessments upon which our financial statements are based were reasonable at the time made, based upon information available to us at that time. The following discussion describes the critical accounting estimates that apply to our operations and require complex management judgment. This summary should be read in conjunction with a more complete discussion of our accounting policies included in Note 2 to the Condensed Consolidated Financial Statements.

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

Significant judgment is required when estimating future credit losses; therefore, actual results over time could be materially different. As of March 31, 2021, we held $12.7 billion of loans and HTM securities measured at amortized cost with expected future funding commitments of $1.4 billion. During the three months ended March 31, 2021, we recognized an immaterial credit loss provision and the related credit loss allowance was $81.5 million as of March 31, 2021. During the year ended December 31, 2020, we recognized a credit loss provision of $43.2 million and the related credit loss allowance was $89.2 million as of December 31, 2020.

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

Significant judgment is required when estimating expected cash flows used in determining the credit loss allowance for AFS debt securities; therefore, actual results over time could be materially different. As of March 31, 2021, we held $160.3 million of AFS debt securities. We did not recognize any provision for credit losses with respect to our AFS debt securities during the three months ended March 31, 2021 or during the year ended December 31, 2020. There was no related credit loss allowance as of March 31, 2021 and December 31, 2020.

Valuation of Financial Assets and Liabilities Carried at Fair Value

We measure our VIE assets and liabilities, mortgage-backed securities, derivative assets and liabilities, domestic servicing rights intangible asset and any assets or liabilities where we have elected the fair value option at fair value. When actively quoted observable prices are not available, we either use implied pricing from similar assets and liabilities or valuation models based on net present values of estimated future cash flows, adjusted as appropriate for liquidity, credit, market and/or other risk factors. See Note 19 to the Condensed Consolidated Financial Statements for details regarding the various methods and inputs we use in measuring the fair value of our financial assets and liabilities. As of March 31, 2021, we had $63.4 billion and $60.9 billion of financial assets and liabilities, respectively, that are measured at fair value, including $62.4 billion of VIE assets and $60.9 billion of VIE liabilities we consolidate pursuant to ASC 810.

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

Goodwill Impairment

Our goodwill at March 31, 2021 of $259.8 million represents the excess of consideration transferred over the fair value of net assets acquired in connection with the acquisitions of LNR in April 2013 and the Infrastructure Lending Segment in September 2018 and October 2018. In testing goodwill for impairment, we follow ASC 350, Intangibles—Goodwill and Other, which permits a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying value including goodwill. If the qualitative assessment determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying value including goodwill, then no impairment is determined to exist for the reporting unit. However, if the qualitative assessment determines that it is more likely than not that the fair value of the reporting unit is less than its carrying value including goodwill, or we choose not to perform the qualitative assessment, then we compare the fair value of that reporting unit with its carrying value, including goodwill, in a quantitative assessment. If the carrying value of a reporting unit exceeds its fair value, goodwill is considered impaired with the impairment loss measured as the excess of the reporting unit’s carrying value (inclusive of goodwill) over its fair value.

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

Recent Accounting Developments

Refer to Note 2 to the Condensed Consolidated Financial Statements for a discussion of recent accounting developments and the expected impact to the Company.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We seek to manage our risks related to the credit quality of our assets, interest rates, liquidity, prepayment speeds and market value while, at the same time, seeking to provide an opportunity to stockholders to realize attractive risk-adjusted returns through ownership of our capital stock. While we do not seek to avoid risk completely, we believe the risk can be quantified from historical experience and seek to actively manage that risk, to earn sufficient compensation to justify taking those risks and to maintain capital levels consistent with the risks we undertake. Our strategies for managing risk and our exposure to such risks, as described in Item 7A of our Form 10-K, have not changed materially since December 31, 2020 except as described below.

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

We seek to further manage credit risk associated with our Investing and Servicing Segment loans held-for-sale through the purchase of credit index instruments. The following table presents our credit index instruments as of March 31, 2021 and December 31, 2020 (dollars in thousands):

	Face Value of	Aggregate Notional Value of	Number of
	Loans Held-for-Sale	Credit Index Instruments	Credit Index Instruments
March 31, 2021	$172,119	$49,000	3
December 31, 2020	$90,789	$69,000	4

Interest Rate Risk

Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. We are subject to interest rate risk in connection with our investments and the related financing obligations. In general, we seek to match the interest rate characteristics of our investments with the interest rate characteristics of any related financing obligations such as repurchase agreements, bank credit facilities, term loans, revolving facilities and securitizations. In instances where the interest rate characteristics of an investment and the related financing obligation are not matched, we mitigate such interest rate risk through the utilization of interest rate derivatives of the same duration. The following table presents financial instruments where we have utilized interest rate derivatives to hedge interest rate risk and the related interest rate derivatives as of March 31, 2021 and December 31, 2020 (dollars in thousands):

		Aggregate Notional
	Face Value of	Value of Interest	Number of Interest
	Hedged Instruments	Rate Derivatives	Rate Derivatives
Instrument hedged as of March 31, 2021
Loans held-for-sale	$607,144	$977,600	39
RMBS, available-for-sale	245,472	85,000	2
CMBS, fair value option	115,867	71,000	2
HTM debt securities	16,015	16,015	1
Secured financing agreements	992,927	1,627,352	24
Unsecured senior notes	500,000	470,000	1
	$2,477,425	$3,246,967	69
Instrument hedged as of December 31, 2020
Loans held-for-sale	$911,596	$557,000	25
RMBS, available-for-sale	252,738	421,000	4
CMBS, fair value option	125,985	71,000	2
HTM debt securities	16,554	16,554	1
Secured financing agreements	1,008,909	1,633,357	24
Unsecured senior notes	500,000	470,000	1
	$2,815,782	$3,168,911	57

The following table summarizes the estimated annual change in net investment income for our variable rate investments and our variable rate debt assuming increases or decreases in LIBOR or other applicable index rates and adjusted for the effects of our interest rate hedging activities (amounts in thousands, except per share data):

	Variable rate
	investments and	1.0%	0.5%	0.5%	1.0%
Income (Expense) Subject to Interest Rate Sensitivity	indebtedness (1)	Increase	Increase	Decrease	Decrease
Investment income from variable rate investments	$11,974,667	$57,992	$24,502	$(4,237)	$(4,364)
Interest expense from variable rate debt, net of interest rate derivatives	(8,276,358)	(86,390)	(41,759)	6,817	5,184
Net investment income from variable rate instruments	$3,698,309	$(28,398)	$(17,257)	$2,580	$820
Impact per diluted shares outstanding		$(0.10)	$(0.06)	$0.01	$0.00
(1)Includes the notional value of interest rate derivatives.

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

The following table represents our current currency hedge exposure as it relates to our investments denominated in foreign currencies, along with the aggregate notional amount of the hedges in place (amounts in thousands except for number of contracts) using the March 31, 2021 GBP closing rate of 1.3779, EUR closing rate of 1.1732 and AUD closing rate of 0.7596.

Carrying Value of Net Investment	Local Currency	Number of Foreign Exchange Contracts	Aggregate Notional Value of Hedges Applied	Expiration Range of Contracts
$19,711	GBP	7	$27,815	April 2021 – December 2023
92,555	GBP	21	90,654	April 2021 – August 2022
28,028	EUR	60	23,894	April 2021 – April 2022
33,842	GBP	1	39,181	July 2023
63,112	EUR	38	66,784	May 2021 – March 2023
52,105	GBP	21	66,054	May 2021 – May 2024
29,268	GBP	12	39,214	April 2021 – January 2024
3,742	GBP	5	7,991	April 2021 – October 2021
28,394	EUR	36	29,689	May 2021 – August 2022
117,487	GBP	39	163,832	April 2021 – January 2024
60,286	GBP	19	84,765	April 2021 – August 2021
5,249	EUR	6	6,836	May 2021 – July 2022
4,126	GBP	12	23,430	May 2021 – July 2022
119,154	GBP	10	165,834	August 2021 – November 2023
3,981	AUD	1	4,301	August 2021
24,876	EUR	20	30,283	May 2021 – June 2023
34,983	EUR	10	60,459	May 2021 – November 2022
40,898	EUR	22	49,445	June 2021 – November 2025
11,633	EUR	5	14,745	May 2021 – November 2023
62,708	GBP	12	68,007	May 2021 – November 2021
131,211	AUD	18	138,925	November 2021 – June 2022
17,218	EUR	13	19,097	June 2022 – April 2023
10,655	GBP	5	13,413	June 2021 – April 2022
$995,222		393	$1,234,648

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

Changes in Internal Control Over Financial Reporting. No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of securities during the three months ended March 31, 2021.

Issuer Purchases of Equity Securities

There were no purchases of common stock during the three months ended March 31, 2021.

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

STARWOOD PROPERTY TRUST, INC.

Date: May 6, 2021	By:	/s/ BARRY S. STERNLICHT
Barry S. Sternlicht Chief Executive Officer Principal Executive Officer

Date: May 6, 2021	By:	/s/ RINA PANIRY
Rina Paniry Chief Financial Officer, Treasurer, Chief Accounting Officer and Principal Financial Officer