Form 10-Q
period 2021-06-30
STARWOOD PROPERTY TRUST, INC.
filed 2021-08-05
CIK 1465128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-34436
__________________________________________________
Starwood Property Trust, Inc.
(Exact name of registrant as specified in its charter)

Maryland	27-0247747
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

591 West Putnam Avenue
Greenwich, Connecticut	06830
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code:
(203) 422-7700
___________________________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of July 30, 2021 was 288,278,083.

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
These forward-looking statements are based largely on our current beliefs, assumptions and expectations of our future performance taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or within our control, and which could materially affect actual results, performance or achievements. Factors that may cause actual results to vary from our forward-looking statements include, but are not limited to:
•factors described in our Annual Report on Form 10-K for the year ended December 31, 2020 and this Quarterly Report on Form 10-Q, including those set forth under the captions “Risk Factors”, “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;
•the severity and duration of the pandemic of the novel strain of coronavirus (“COVID-19”), actions that may be taken by governmental authorities to contain the COVID-19 outbreak, including variants and resurgences, or to treat its impact and the adverse impacts that the COVID-19 pandemic has had, and will likely continue to have, on the global economy, on the borrowers underlying our real estate-related assets and infrastructure loans and tenants of our owned properties, including their ability to make payments on their loans or to pay rent, as the case may be, and on our operations and financial performance;
•defaults by borrowers in paying debt service on outstanding indebtedness;
•impairment in the value of real estate property securing our loans or in which we invest;
•availability of mortgage origination and acquisition opportunities acceptable to us;
•potential mismatches in the timing of asset repayments and the maturity of the associated financing agreements;
•our ability to integrate our prior acquisition of the project finance origination, underwriting and capital markets business of GE Capital Global Holdings, LLC into our business and to achieve the benefits that we anticipate from the acquisition;
•national and local economic and business conditions, including continued disruption from the COVID-19 pandemic;
•general and local commercial and residential real estate property conditions;
•changes in federal government policies;
•changes in federal, state and local governmental laws and regulations;
•increased competition from entities engaged in mortgage lending and securities investing activities;
•changes in interest rates; and
•the availability of, and costs associated with, sources of liquidity.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited, amounts in thousands, except share data)

	As of June 30, 2021	As of December 31, 2020
Assets:
Cash and cash equivalents	$254,567	$563,217
Restricted cash	106,009	158,945
Loans held-for-investment, net of credit loss allowances of $59,825 and $77,444 ($142,706 and $90,684 held at fair value)	12,763,372	11,087,073
Loans held-for-sale ($875,802 and $932,295 held at fair value)	961,677	1,052,835
Investment securities, net of credit loss allowances of $4,929 and $5,675 ($185,549 and $198,053 held at fair value)	673,566	736,658
Properties, net	2,243,569	2,271,153
Intangible assets ($13,705 and $13,202 held at fair value)	65,193	70,117
Investment in unconsolidated entities	96,789	108,054
Goodwill	259,846	259,846
Derivative assets	35,615	40,555
Accrued interest receivable	113,800	95,980
Other assets	241,503	190,748
Variable interest entity (“VIE”) assets, at fair value	63,493,796	64,238,328
Total Assets	$81,309,302	$80,873,509
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$182,226	$206,845
Related-party payable	26,431	39,170
Dividends payable	139,457	137,959
Derivative liabilities	33,061	41,324
Secured financing agreements, net	9,932,662	10,146,190
Collateralized loan obligations, net	2,404,672	930,554
Unsecured senior notes, net	1,737,383	1,732,520
VIE liabilities, at fair value	62,001,710	62,776,371
Total Liabilities	76,457,602	76,010,933
Commitments and contingencies (Note 21)
Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Preferred stock, $0.01 per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 per share, 500,000,000 shares authorized, 295,257,898 issued and 287,809,207 outstanding as of June 30, 2021 and 292,091,601 issued and 284,642,910 outstanding as of December 31, 2020	2,952	2,921
Additional paid-in capital	5,248,490	5,209,739
Treasury stock (7,448,691 shares)	(138,022)	(138,022)
Accumulated other comprehensive income	41,310	43,993
Accumulated deficit	(677,375)	(629,733)
Total Starwood Property Trust, Inc. Stockholders’ Equity	4,477,355	4,488,898
Non-controlling interests in consolidated subsidiaries	374,345	373,678
Total Equity	4,851,700	4,862,576
Total Liabilities and Equity	$81,309,302	$80,873,509
________________________________________________________
Note: In addition to the VIE assets and liabilities which are separately presented, our condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020 include assets of $2.9 billion and $1.1 billion, respectively, and liabilities of $2.4 billion and $0.9 billion, respectively, related to consolidated collateralized loan obligations (“CLOs”), which are considered to be VIEs.  The CLOs' assets can only be used to settle obligations of the CLOs, and the CLOs' liabilities do not have recourse to Starwood Property Trust, Inc. Refer to Note 14 for additional discussion of VIEs.
See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited, amounts in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Interest income from loans	$189,272	$171,103	$379,847	$388,530
Interest income from investment securities	10,648	14,644	22,258	29,884
Servicing fees	10,864	6,658	19,266	11,451
Rental income	77,119	72,710	153,457	146,856
Other revenues	2,964	491	3,269	1,445
Total revenues	290,867	265,606	578,097	578,166
Costs and expenses:
Management fees	29,250	23,115	67,986	63,843
Interest expense	109,653	101,493	213,027	221,518
General and administrative	45,265	32,677	83,901	71,379
Acquisition and investment pursuit costs	407	1,590	592	2,499
Costs of rental operations	30,731	29,632	59,476	57,846
Depreciation and amortization	22,477	23,421	44,951	47,401
Credit loss (reversal) provision, net	(11,844)	10,202	(11,800)	58,871
Other expense	—	102	685	490
Total costs and expenses	225,939	222,232	458,818	523,847
Other income (loss):
Change in net assets related to consolidated VIEs	12,509	51,261	52,254	5,768
Change in fair value of servicing rights	1,299	(2,569)	503	(2,962)
Change in fair value of investment securities, net	1,508	827	1,202	3,331
Change in fair value of mortgage loans, net	45,867	34,450	36,389	18,316
Earnings from unconsolidated entities	2,226	28,776	3,960	28,873
Gain on sale of investments and other assets, net	8,731	6,472	26,424	6,768
(Loss) gain on derivative financial instruments, net	(10,009)	(16,098)	23,980	(6,388)
Foreign currency gain (loss), net	2,627	7,173	(9,054)	(27,313)
Loss on extinguishment of debt	(1,182)	(2,207)	(1,698)	(2,377)
Other (loss) income, net	(5,473)	204	(5,452)	330
Total other income	58,103	108,289	128,508	24,346
Income before income taxes	123,031	151,663	247,787	78,665
Income tax benefit	3,353	1,298	1,123	8,027
Net income	126,384	152,961	248,910	86,692
Net income attributable to non-controlling interests	(10,074)	(13,305)	(21,222)	(13,805)
Net income attributable to Starwood Property Trust, Inc.	$116,310	$139,656	$227,688	$72,887

Earnings per share data attributable to Starwood Property Trust, Inc.:
Basic	$0.40	$0.49	$0.79	$0.25
Diluted	$0.40	$0.49	$0.78	$0.25
See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited, amounts in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$126,384	$152,961	$248,910	$86,692
Other comprehensive (loss) income (net change by component):
Available-for-sale securities	(344)	6,982	(2,747)	(8,066)
Foreign currency translation	—	—	64	—
Other comprehensive (loss) income	(344)	6,982	(2,683)	(8,066)
Comprehensive income	126,040	159,943	246,227	78,626
Less: Comprehensive income attributable to non-controlling interests	(10,074)	(13,305)	(21,222)	(13,805)
Comprehensive income attributable to Starwood Property Trust, Inc.	$115,966	$146,638	$225,005	$64,821
See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity
For the Three Months Ended June 30, 2021 and 2020
(Unaudited, amounts in thousands, except share data)

	Common stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income	Total Property Trust, Inc. Stockholders’ Equity	Non- Controlling Interests	Total Equity
	Shares	Par Value		Shares	Amount
Balance, March 31, 2021	294,300,251	$2,943	$5,225,037	7,448,691	$(138,022)	$(654,750)	$41,654	$4,476,862	$377,923	$4,854,785
Proceeds from DRIP Plan	8,936	—	226	—	—	—	—	226	—	226
Redemption of Class A Units	338,002	3	7,074	—	—	—	—	7,077	(7,077)	—
Share-based compensation	343,331	3	9,594	—	—	—	—	9,597	—	9,597
Manager fees paid in stock	267,378	3	6,559	—	—	—	—	6,562	—	6,562
Net income	—	—	—	—	—	116,310	—	116,310	10,074	126,384
Dividends declared, $0.48 per share	—	—	—	—	—	(138,935)	—	(138,935)	—	(138,935)
Other comprehensive loss, net	—	—	—	—	—	—	(344)	(344)	—	(344)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	2,569	2,569
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(9,144)	(9,144)
Balance, June 30, 2021	295,257,898	$2,952	$5,248,490	7,448,691	$(138,022)	$(677,375)	$41,310	$4,477,355	$374,345	$4,851,700

Balance, March 31, 2020	289,349,439	$2,894	$5,159,069	7,105,561	$(133,024)	$(616,765)	$35,884	$4,448,058	$369,293	$4,817,351
Proceeds from DRIP Plan	17,313	—	216	—	—	—	—	216	—	216
Equity offering costs	—	—	(1)	—	—	—	—	(1)	—	(1)
Share-based compensation	141,009	2	7,342	—	—	—	—	7,344	—	7,344
Manager fees paid in stock	2,065,322	20	26,946	—	—	—	—	26,966	—	26,966
Net income	—	—	—	—	—	139,656	—	139,656	13,305	152,961
Dividends declared, $0.48 per share	—	—	—	—	—	(136,984)	—	(136,984)	—	(136,984)
Other comprehensive income, net	—	—	—	—	—	—	6,982	6,982	—	6,982
VIE non-controlling interests	—	—	—	—	—	—	—	—	(1)	(1)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(10,038)	(10,038)
Balance, June 30, 2020	291,573,083	$2,916	$5,193,572	7,105,561	$(133,024)	$(614,093)	$42,866	$4,492,237	$372,559	$4,864,796
See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity
For the Six Months Ended June 30, 2021 and 2020 (Continued)
(Unaudited, amounts in thousands, except share data)

	Common stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income	Total Property Trust, Inc. Stockholders’ Equity	Non- Controlling Interests	Total Equity
	Shares	Par Value		Shares	Amount
Balance, December 31, 2020	292,091,601	$2,921	$5,209,739	7,448,691	$(138,022)	$(629,733)	$43,993	$4,488,898	$373,678	$4,862,576
Cumulative effect of convertible notes accounting standard update adopted January 1, 2021	—	—	(3,755)	—	—	2,219	—	(1,536)	—	(1,536)
Proceeds from DRIP Plan	21,170	—	488	—	—	—	—	488	—	488
Redemption of Class A Units	388,002	4	8,112	—	—	—	—	8,116	(8,116)	—
Equity offering costs	—	—	(22)	—	—	—	—	(22)	—	(22)
Share-based compensation	2,157,745	21	19,886	—	—	—	—	19,907	—	19,907
Manager fees paid in stock	599,380	6	14,042	—	—	—	—	14,048	—	14,048
Net income	—	—	—	—	—	227,688	—	227,688	21,222	248,910
Dividends declared, $0.96 per share	—	—	—	—	—	(277,549)	—	(277,549)	—	(277,549)
Other comprehensive loss, net	—	—	—	—	—	—	(2,683)	(2,683)	—	(2,683)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	5,538	5,538
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(17,977)	(17,977)
Balance, June 30, 2021	295,257,898	$2,952	$5,248,490	7,448,691	$(138,022)	$(677,375)	$41,310	$4,477,355	$374,345	$4,851,700

Balance, December 31, 2019	287,380,891	$2,874	$5,132,532	5,180,140	$(104,194)	$(381,719)	$50,932	$4,700,425	$436,589	$5,137,014
Cumulative effect of credit loss accounting standard effective January 1, 2020	—	—	—	—	—	(32,286)	—	(32,286)	—	(32,286)
Proceeds from DRIP Plan	25,031	—	369	—	—	—	—	369	—	369
Redemption of Class A Units	409,712	4	8,534	—	—	—	—	8,538	(8,538)	—
Equity offering costs	—	—	(15)	—	—	—	—	(15)	—	(15)
Common stock repurchased	—	—	—	1,925,421	(28,830)	—	—	(28,830)	—	(28,830)
Share-based compensation	1,336,217	14	16,130	—	—	—	—	16,144	—	16,144
Manager fees paid in stock	2,421,232	24	36,022	—	—	—	—	36,046	—	36,046
Net income	—	—	—	—	—	72,887	—	72,887	13,805	86,692
Dividends declared, $0.96 per share	—	—	—	—	—	(272,975)	—	(272,975)	—	(272,975)
Other comprehensive loss, net	—	—	—	—	—	—	(8,066)	(8,066)	—	(8,066)
VIE non-controlling interests	—	—	—	—	—	—	—	—	(2,189)	(2,189)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	9,406	9,406
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(76,514)	(76,514)
Balance, June 30, 2020	291,573,083	$2,916	$5,193,572	7,105,561	$(133,024)	$(614,093)	$42,866	$4,492,237	$372,559	$4,864,796
See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited, amounts in thousands)

	For the Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities:
Net income	$248,910	$86,692
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs, premiums and discounts on secured borrowings	21,265	19,552
Amortization of discounts and deferred financing costs on unsecured senior notes	3,451	3,938
Accretion of net discount on investment securities	(6,773)	(6,123)
Accretion of net deferred loan fees and discounts	(29,739)	(20,840)
Share-based compensation	19,907	16,144
Manager fees paid in stock	14,048	36,046
Change in fair value of investment securities	(1,202)	(3,331)
Change in fair value of consolidated VIEs	19,024	62,175
Change in fair value of servicing rights	(503)	2,962
Change in fair value of loans	(36,389)	(18,316)
Change in fair value of derivatives	(26,289)	10,531
Foreign currency loss, net	9,054	27,313
Gain on sale of investments and other assets	(26,424)	(6,768)
Credit loss provision, net	(11,800)	58,871
Depreciation and amortization	45,134	47,137
Earnings from unconsolidated entities	(3,960)	(28,873)
Distributions of earnings from unconsolidated entities	1,082	888
Loss on extinguishment of debt	1,698	2,377
Origination and purchase of loans held-for-sale, net of principal collections	(1,284,620)	(740,649)
Proceeds from sale of loans held-for-sale	1,477,579	1,340,833
Changes in operating assets and liabilities:
Related-party payable, net	(12,739)	(19,984)
Accrued and capitalized interest receivable, less purchased interest	(81,392)	(80,702)
Other assets	(32,132)	(16,372)
Accounts payable, accrued expenses and other liabilities	(19,203)	(3,763)
Net cash provided by operating activities	287,987	769,738
Cash Flows from Investing Activities:
Origination, purchase and funding of loans held-for-investment	(4,002,046)	(1,666,903)
Proceeds from principal collections on loans	2,244,935	999,254
Proceeds from loans sold	231,993	435,097
Purchase and funding of investment securities	—	(16,120)
Proceeds from sales of investment securities	—	7,940
Proceeds from principal collections on investment securities	68,867	50,479
Proceeds from sales of real estate	60,969	23,805
Purchases and additions to properties and other assets	(12,023)	(13,914)
Investment in unconsolidated entities	—	(3,130)
Proceeds from sale of interest in unconsolidated entities	—	10,313
Distribution of capital from unconsolidated entities	21,263	206
Payments for purchase or termination of derivatives	(8,111)	(80,911)
Proceeds from termination of derivatives	28,419	13,128
Net cash used in investing activities	$(1,365,734)	$(240,756)

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited, amounts in thousands)

	For the Six Months Ended June 30,
	2021	2020
Cash Flows from Financing Activities:
Proceeds from borrowings	$6,793,363	$3,686,932
Principal repayments on and repurchases of borrowings	(5,538,664)	(3,716,558)
Payment of deferred financing costs	(27,172)	(7,564)
Proceeds from common stock issuances	488	369
Payment of equity offering costs	(22)	(15)
Payment of dividends	(276,051)	(271,624)
Contributions from non-controlling interests	5,538	9,406
Distributions to non-controlling interests	(17,977)	(76,514)
Purchase of treasury stock	—	(28,830)
Issuance of debt of consolidated VIEs	42,288	24,376
Repayment of debt of consolidated VIEs	(306,496)	(236,336)
Distributions of cash from consolidated VIEs	42,546	36,989
Net cash provided by (used in) financing activities	717,841	(579,369)
Net decrease in cash, cash equivalents and restricted cash	(359,906)	(50,387)
Cash, cash equivalents and restricted cash, beginning of period	722,162	574,031
Effect of exchange rate changes on cash	(1,680)	487
Cash, cash equivalents and restricted cash, end of period	$360,576	$524,131
Supplemental disclosure of cash flow information:
Cash paid for interest	$183,016	$202,648
Income taxes paid	6,871	657
Supplemental disclosure of non-cash investing and financing activities:
Dividends declared, but not yet paid	$139,985	$137,242
Consolidation of VIEs (VIE asset/liability additions)	2,778,279	3,077,357
Reclassification of loans held-for-investment to loans held-for-sale	190,799	422,691
Reclassification of loans held-for-sale to loans held-for-investment	124,933	—
Transfer of loans from VIE assets residential loans upon redemption of a consolidated RMBS trust	172,474	—
Loan principal collections temporarily held at master servicer	56,064	12,274
Net assets acquired through conversion to equity interest and foreclosure	36,308	—
Redemption of Class A Units for common stock	8,116	8,538
See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
As of June 30, 2021
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
We have four reportable business segments as of June 30, 2021 and we refer to the investments within these segments as our target assets:
•Real estate commercial and residential lending (the “Commercial and Residential Lending Segment”)—engages primarily in originating, acquiring, financing and managing commercial first mortgages, non-agency residential mortgages (“residential loans”), subordinated mortgages, mezzanine loans, preferred equity, commercial mortgage-backed securities (“CMBS”), residential mortgage-backed securities (“RMBS”) and other real estate and real estate-related debt investments in both the U.S. and Europe (including distressed or non-performing loans). Our residential loans are secured by a first mortgage lien on residential property and consist of non-agency residential loans that are not guaranteed by any U.S. Government agency or federally chartered corporation.
•Infrastructure lending (the “Infrastructure Lending Segment”)—engages primarily in originating, acquiring, financing and managing infrastructure debt investments.
•Real estate property (the “Property Segment”)—engages primarily in acquiring and managing equity interests in stabilized commercial real estate properties, including multifamily properties and commercial properties subject to net leases, that are held for investment.
•Real estate investing and servicing (the “Investing and Servicing Segment”)—includes (i) a servicing business in the U.S. that manages and works out problem assets, (ii) an investment business that selectively acquires and manages unrated, investment grade and non-investment grade rated CMBS, including subordinated interests of securitization and resecuritization transactions, (iii) a mortgage loan business which originates conduit loans for the primary purpose of selling these loans into securitization transactions and (iv) an investment business that selectively acquires commercial real estate assets, including properties acquired from CMBS trusts.
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
These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (our “Form 10-K”), as filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the operating results for the full year.
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
Variable Interest Entities
In addition to the securitization VIEs, we have financed pools of our loans through collateralized loan obligations (“CLOs”) which are considered VIEs. We also hold interests in certain other entities which are considered VIEs as the limited partners of those entities with equity at risk do not collectively possess (i) the right to remove the general partner or dissolve the partnership without cause or (ii) the right to participate in significant decisions made by the partnership.
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
Nearly all of the Company’s unvested RSUs and RSAs contain rights to receive non-forfeitable dividends and thus are participating securities. In addition, the non-controlling interests that are redeemable with our common stock are considered participating securities because they earn a preferred return indexed to the dividend rate on our common stock (see Note 16). Due to the existence of these participating securities, the two-class method of computing EPS is required, unless another method is determined to be more dilutive. Under the two-class method, undistributed earnings are reallocated between shares of common stock and participating securities. For the three and six months ended June 30, 2021 and 2020, the two-class method resulted in the most dilutive EPS calculation.
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
We believe the estimates and assumptions underlying our consolidated financial statements are reasonable and supportable based on the information available as of June 30, 2021. However, uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and our business in particular, makes any estimates and assumptions as of June 30, 2021 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results may ultimately differ from those estimates.
Recent Accounting Developments
On March 12, 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and on January 11, 2021, issued ASU 2021-01, Reference Rate Reform (Topic 848) – Scope, both of which provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference LIBOR or other reference rates expected to be discontinued because of reference rate reform. These ASUs are effective through December 31, 2022. The Company has not adopted any of the optional expedients or exceptions through June 30, 2021, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.

3. Acquisitions and Divestitures
During the three and six months ended June 30, 2021, we sold a property within the Investing and Servicing Segment Property Portfolio ("REIS Equity Portfolio") for $30.9 million. In connection with this sale, we recognized a gain of $9.7 million within gain on sale of investments and other assets in our condensed consolidated statements of operations. During the three and six months ended June 30, 2020, we sold a property within the REIS Equity Portfolio for $24.1 million. In connection with this sale, we recognized a gain of $7.4 million within gain on sale of investments and other assets in our condensed consolidated statements of operations.
During the six months ended June 30, 2021, we sold an operating property within the Commercial and Residential Lending Segment relating to a grocery distribution facility located in Montgomery, Alabama that was previously acquired in March 2019 through foreclosure of a loan with a carrying value of $9.0 million ($20.9 million unpaid principal balance net of an $8.3 million allowance and $3.6 million of unamortized discount) at the foreclosure date. The operating property was sold for $30.6 million and we recognized a gain of $17.7 million within gain on sale of investments and other assets in our condensed consolidated statements of operations.
During the three and six months ended June 30, 2021 and 2020, we had no significant acquisitions of properties or businesses.

4. Loans
Our loans held-for-investment are accounted for at amortized cost and our loans held-for-sale are accounted for at the lower of cost or fair value, unless we have elected the fair value option for either. The following tables summarize our investments in mortgages and loans as of June 30, 2021 and December 31, 2020 (dollars in thousands):

June 30, 2021	Carrying Value	Face Amount	Weighted Average Coupon (1)	Weighted Average Life (“WAL”) (years)(2)
Loans held-for-investment:
Commercial loans:
First mortgages (3)	$10,417,834	$10,473,818	5.1%	1.7
Subordinated mortgages (4)	64,233	65,901	9.2%	3.0
Mezzanine loans (3)	476,759	473,881	9.6%	1.5
Other	17,947	19,863	8.2%	2.5
Total commercial loans	10,976,773	11,033,463
Infrastructure first priority loans (5)	1,703,718	1,725,467	4.3%	4.0
Residential loans, fair value option (6)	142,706	140,314	6.3%	N/A	(7)
Total loans held-for-investment	12,823,197	12,899,244
Loans held-for-sale:
Residential, fair value option (6)	494,113	478,776	4.8%	N/A	(7)
Commercial, fair value option	381,689	368,819	3.9%	7.1
Infrastructure, lower of cost or fair value (5)	85,875	86,079	2.8%	2.2
Total loans held-for-sale	961,677	933,674
Total gross loans	13,784,874	$13,832,918
Credit loss allowances:
Commercial loans held-for-investment	(50,216)
Infrastructure loans held-for-investment	(9,609)
Total allowances	(59,825)
Total net loans	$13,725,049

December 31, 2020
Loans held-for-investment:
Commercial loans:
First mortgages (3)	$8,931,772	$8,978,373	5.3%	1.5
Subordinated mortgages (4)	71,185	72,257	8.8%	2.8
Mezzanine loans (3)	620,319	619,352	10.1%	1.6
Other	30,284	33,626	8.9%	1.8
Total commercial loans	9,653,560	9,703,608
Infrastructure first priority loans	1,420,273	1,439,940	4.4%	4.3
Residential loans, fair value option	90,684	86,796	6.0%	N/A	(7)
Total loans held-for-investment	11,164,517	11,230,344
Loans held-for-sale:
Residential, fair value option	841,963	820,807	6.0%	N/A	(7)
Commercial, fair value option	90,332	90,789	3.9%	10.0
Infrastructure, lower of cost or fair value	120,540	120,900	3.1%	3.2
Total loans held-for-sale	1,052,835	1,032,496
Total gross loans	12,217,352	$12,262,840
Credit loss allowances:
Commercial loans held-for-investment	(69,611)
Infrastructure loans held-for-investment	(7,833)
Total allowances	(77,444)
Total net loans	$12,139,908

______________________________________________________________________________________________________________________
(1)Calculated using LIBOR or other applicable index rates as of June 30, 2021 and December 31, 2020 for variable rate loans.
(2)Represents the WAL of each respective group of loans as of the respective balance sheet date. The WAL of each individual loan is calculated using amounts and timing of future principal payments, as projected at origination or acquisition.
(3)First mortgages include first mortgage loans and any contiguous mezzanine loan components because as a whole, the expected credit quality of these loans is more similar to that of a first mortgage loan.  The application of this methodology resulted in mezzanine loans with carrying values of $1.1 billion and $877.3 million being classified as first mortgages as of June 30, 2021 and December 31, 2020, respectively.
(4)Subordinated mortgages include B-Notes and junior participation in first mortgages where we do not own the senior A-Note or senior participation. If we own both the A-Note and B-Note, we categorize the loan as a first mortgage loan.
(5)During the six months ended June 30, 2021, $30.7 million of infrastructure loans held-for-sale were reclassified into loans held-for-investment.
(6)During the six months ended June 30, 2021, a net amount of $45.6 million of residential loans held-for-sale were reclassified into loans held-for-investment.
(7)Residential loans have a weighted average remaining contractual life of 29.1 years and 27.9 years as of June 30, 2021 and December 31, 2020, respectively.
As of June 30, 2021, our variable rate loans held-for-investment were as follows (dollars in thousands):

June 30, 2021	Carrying Value	Weighted-average Spread Above Index
Commercial loans	$10,538,637	4.2%
Infrastructure loans	1,703,718	3.8%
Total variable rate loans held-for-investment	$12,242,355	4.2%
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
The significant credit quality indicators for our loans measured at amortized cost, which excludes loans held-for-sale, were as follows as of June 30, 2021 (dollars in thousands):

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Total	Total Amortized Cost Basis	Credit Loss Allowance
As of June 30, 2021	2021	2020	2019	2018	2017	Prior
Commercial loans:
Credit quality indicator:
LTV < 60%	$1,454,059	$721,991	$1,172,510	$844,499	$713,951	$290,188	$—	$5,197,198	$8,024
LTV 60% - 70%	1,737,188	419,170	1,482,254	728,517	—	82,186	—	4,449,315	22,218
LTV > 70%	—	282,896	604,322	351,600	—	61,518	—	1,300,336	11,708
Credit deteriorated	—	—	—	—	—	11,977	—	11,977	8,266
Defeased and other	—	—	—	—	—	17,947	—	17,947	—
Total commercial	$3,191,247	$1,424,057	$3,259,086	$1,924,616	$713,951	$463,816	$—	$10,976,773	$50,216
Infrastructure loans:
Credit quality indicator:
Power	$24,753	$76,085	$218,837	$415,509	$123,438	$311,754	$13,914	$1,184,290	$4,885
Oil and gas	64,528	19,049	300,593	99,797	30,394	—	5,067	519,428	4,724
Total infrastructure	$89,281	$95,134	$519,430	$515,306	$153,832	$311,754	$18,981	$1,703,718	$9,609
Residential loans held-for-investment, fair value option								142,706	—
Loans held-for-sale								961,677	—
Total gross loans								$13,784,874	$59,825
As of June 30, 2021, we had credit deteriorated commercial loans with an amortized cost basis of $12.0 million.  These loans were on nonaccrual status, with the cost recovery method of interest income recognition applied. In addition to these credit deteriorated loans, we had a $188.5 million commercial loan and $17.4 million of residential loans that were 90 days or greater past due at June 30, 2021. In March 2021, $7.3 million relating to the $188.5 million commercial loan that was 90 days or greater past due was converted to equity interests pursuant to a consensual transfer under pre-existing equity pledges of additional collateral (see Note 7). The $188.5 million commercial loan, along with a $13.8 million infrastructure loan in forbearance, were placed on nonaccrual status in January 2021, but are not considered credit deteriorated as we presently expect to recover all amounts due. Any loans which are modified to provide for the deferral of interest are not considered past due and are accounted for in accordance with our revenue recognition policy on interest income.

In April 2021, we foreclosed on certain credit deteriorated loans related to a residential conversion project located in New York City, which resulted in our obtaining physical possession of the underlying collateral. The net carrying value of the loans related to this project totaled $100.5 million and consisted of: (i) a first mortgage and mezzanine loan with a net carrying value of $71.5 million, for which we consolidated the underlying property collateral in October 2020 when we obtained control over certain pledged equity interests of the borrower; and (ii) a first mortgage loan with a net carrying value of $29.0 million that was not subject to the pledged equity interests and thus continued to be reflected as a loan on our consolidated balance sheet until the April 2021 foreclosure. See Note 6 for further detail.
The following tables present the activity in our credit loss allowance for funded loans and unfunded commitments (amounts in thousands):

	Funded Commitments Credit Loss Allowance
	Loans Held-for-Investment			Total Funded Loans
Six Months Ended June 30, 2021	Commercial		Infrastructure
Credit loss allowance at December 31, 2020	$69,611		$7,833	$77,444
Credit loss (reversal) provision, net	(11,381)		1,519	(9,862)
Charge-offs	(7,757)	(1)	—	(7,757)
Recoveries	—		—	—
Transfers	(257)		257	—
Credit loss allowance at June 30, 2021	$50,216		$9,609	$59,825

	Unfunded Commitments Credit Loss Allowance (2)
	Loans Held-for-Investment
Six Months Ended June 30, 2021	Commercial	Infrastructure	Total
Credit loss allowance at December 31, 2020	$5,258	$812	$6,070
Credit loss reversal, net	(853)	(339)	(1,192)
Credit loss allowance at June 30, 2021	$4,405	$473	$4,878
Memo: Unfunded commitments as of June 30, 2021 (3)	$1,358,851	$46,238	$1,405,089
______________________________________________________________________________________________________________________
(1)Relates to an unsecured promissory note deemed uncollectible in connection with a residential conversion project located in New York City. The note was previously considered credit deteriorated and was fully reserved.
(2)Included in accounts payable, accrued expenses and other liabilities in our condensed consolidated balance sheets.
(3)Represents amounts expected to be funded (see Note 21).
Loan Portfolio Activity
The activity in our loan portfolio was as follows (amounts in thousands):

	Held-for-Investment Loans
Six Months Ended June 30, 2021	Commercial	Infrastructure	Residential	Held-for-Sale Loans	Total Loans
Balance at December 31, 2020	$9,583,949	$1,412,440	$90,684	$1,052,835	$12,139,908
Acquisitions/originations/additional funding	3,713,142	288,904	—	1,367,574	5,369,620
Capitalized interest (1)	63,538	—	—	—	63,538
Basis of loans sold (2)	(207,975)	—	—	(1,502,588)	(1,710,563)
Loan maturities/principal repayments	(2,025,641)	(100,624)	(18,868)	(206,119)	(2,351,252)
Discount accretion/premium amortization	27,067	2,168	—	504	29,739
Changes in fair value	—	—	1,384	35,005	36,389
Unrealized foreign currency translation gain (loss)	1,987	(345)	—	—	1,642
Credit loss reversal (provision), net	11,381	(1,519)	—	—	9,862
Loan foreclosure and conversion to equity interest	(36,308)	—	—	—	(36,308)	(3)
Transfer to/from other asset classifications or between segments	(204,583)	93,085	69,506	214,466	172,474	(4)
Balance at June 30, 2021	$10,926,557	$1,694,109	$142,706	$961,677	$13,725,049

	Held-for-Investment Loans
Six Months Ended June 30, 2020	Commercial	Infrastructure	Residential	Held-for-Sale Loans	Total Loans
Balance at December 31, 2019	$8,517,054	$1,397,448	$671,572	$884,150	$11,470,224
Cumulative effect of ASC 326 effective January 1, 2020	(10,112)	(10,328)	—	—	(20,440)
Acquisitions/originations/additional funding	1,452,753	113,430	100,720	786,860	2,453,763
Capitalized interest (1)	70,346	—	—	—	70,346
Basis of loans sold (2)	(397,038)	—	(604)	(1,378,952)	(1,776,594)
Loan maturities/principal repayments	(831,319)	(68,585)	(64,806)	(43,593)	(1,008,303)
Discount accretion/premium amortization	19,706	1,025	—	109	20,840
Changes in fair value	—	—	(16,461)	34,777	18,316
Unrealized foreign currency translation loss	(76,137)	—	—	(2,037)	(78,174)
Credit loss provision, net	(51,420)	(5,997)	—	—	(57,417)
Transfer to/from other asset classifications	—	32,246	(422,691)	390,445	—
Balance at June 30, 2020	$8,693,833	$1,459,239	$267,730	$671,759	$11,092,561
______________________________________________________________________________________________________________________
(1)Represents accrued interest income on loans whose terms do not require current payment of interest.
(2)See Note 11 for additional disclosure on these transactions.
(3)Includes (i) a $29.0 million credit deteriorated loan related to a residential conversion project which was foreclosed in April 2021 and (ii) $7.3 million of a commercial loan that was converted to equity interests in March 2021 (see Note 7) pursuant to a consensual transfer under pre-existing equity pledges of additional collateral, both as described above.
(4)Net transfers represent residential loans transferred from VIE assets upon redemption of a consolidated RMBS trust.

5. Investment Securities
Investment securities were comprised of the following as of June 30, 2021 and December 31, 2020 (amounts in thousands):

	Carrying Value as of
	June 30, 2021	December 31, 2020
RMBS, available-for-sale	$154,704	$167,349
RMBS, fair value option (1)	232,120	235,997
CMBS, fair value option (1), (2)	1,243,681	1,209,030
HTM debt securities, amortized cost net of credit loss allowance of $4,929 and $5,675	488,017	538,605
Equity security, fair value	11,880	11,247
Subtotal—Investment securities	2,130,402	2,162,228
VIE eliminations (1)	(1,456,836)	(1,425,570)
Total investment securities	673,566	$736,658
______________________________________________________________________________________________________________________
(1)Certain fair value option CMBS and RMBS are eliminated in consolidation against VIE liabilities pursuant to ASC 810.
(2)Includes $186.6 million and $179.5 million of non-controlling interests in the consolidated entities which hold certain of these CMBS as of June 30, 2021 and December 31, 2020, respectively.
Purchases, sales and principal collections for all investment securities were as follows (amounts in thousands):

	RMBS, available-for-sale	RMBS, fair value option	CMBS, fair value option	HTM Securities	Securitization VIEs (1)	Total
Three Months Ended June 30, 2021
Purchases	$—	$52,351	$54,082	$—	$(106,433)	$—
Sales	—	30,684	—	—	(30,684)	—
Principal collections	7,863	14,687	2,013	879	(16,089)	9,353
Redemptions	—	11,976	—	—	(11,976)	—
Three Months Ended June 30, 2020
Purchases/fundings	$—	$185,433	$—	$10,391	$(185,433)	$10,391
Sales	—	—	—	—	—	—
Principal collections	6,014	11,532	927	30,713	(12,266)	36,920

	RMBS, available-for-sale	RMBS, fair value option	CMBS, fair value option	HTM Securities	Securitization VIEs (1)	Total
Six Months Ended June 30, 2021
Purchases	$—	$79,684	$54,082	$—	$(133,766)	$—
Sales	—	30,684	11,604	—	(42,288)	—
Principal collections	15,114	28,031	3,723	52,569	(30,570)	68,867
Redemptions	—	11,976	—	—	(11,976)	—
Six Months Ended June 30, 2020
Purchases/fundings	$—	$214,725	$7,661	$16,120	$(222,386)	$16,120
Sales	—	—	32,316	—	(24,376)	7,940
Principal collections	12,563	20,104	17,450	37,351	(36,989)	50,479
______________________________________________________________________________________________________________________
(1)Represents RMBS and CMBS, fair value option amounts eliminated due to our consolidation of securitization VIEs. These amounts are reflected as issuance or repayment of debt of, or distributions from, consolidated VIEs in our condensed consolidated statements of cash flows.

RMBS, Available-for-Sale
The Company classified all of its RMBS not eliminated in consolidation as available-for-sale as of June 30, 2021 and December 31, 2020. These RMBS are reported at fair value in the balance sheet with changes in fair value recorded in accumulated other comprehensive income (“AOCI”).
The tables below summarize various attributes of our investments in available-for-sale RMBS as of June 30, 2021 and December 31, 2020 (amounts in thousands):

				Unrealized Gains or (Losses) Recognized in AOCI
	Amortized Cost	Credit Loss Allowance	Net Basis	Gross Unrealized Gains	Gross Unrealized Losses	Net Fair Value Adjustment	Fair Value
June 30, 2021
RMBS	$113,394	$—	$113,394	$41,312	$(2)	$41,310	$154,704
December 31, 2020
RMBS	$123,292	$—	$123,292	$44,123	$(66)	$44,057	$167,349

	Weighted Average Coupon (1)	WAL (Years) (2)
June 30, 2021
RMBS	1.2%	5.7
______________________________________________________________________________________________________________________
(1)Calculated using the June 30, 2021 one-month LIBOR rate of 0.100% for floating rate securities.
(2)Represents the remaining WAL of each respective group of securities as of the balance sheet date. The WAL of each individual security is calculated using projected amounts and projected timing of future principal payments.
As of June 30, 2021, approximately $134.7 million, or 87.0%, of RMBS were variable rate. We purchased all of the RMBS at a discount, a portion of which is accreted into income over the expected remaining life of the security. The majority of the income from this strategy is earned from the accretion of this accretable discount.
We have engaged a third party manager who specializes in RMBS to execute the trading of RMBS, the cost of which was $0.3 million and $0.3 million for the three months ended June 30, 2021 and 2020, respectively, and $0.6 million and $0.7 million for the six months ended June 30, 2021 and 2020, respectively, recorded as management fees in the accompanying condensed consolidated statements of operations.
The following table presents the gross unrealized losses and estimated fair value of any available-for-sale securities that were in an unrealized loss position as of June 30, 2021 and December 31, 2020, and for which an allowance for credit losses has not been recorded (amounts in thousands):

	Estimated Fair Value		Unrealized Losses
	Securities with a loss less than 12 months	Securities with a loss greater than 12 months	Securities with a loss less than 12 months	Securities with a loss greater than 12 months
As of June 30, 2021
RMBS	$—	$929	$—	$(2)
As of December 31, 2020
RMBS	$438	$1,195	$(25)	$(41)
As of June 30, 2021 and December 31, 2020, there were one and two securities, respectively, with unrealized losses reflected in the table above. After evaluating the securities and recording adjustments for credit losses, we concluded that the remaining unrealized losses reflected above were noncredit-related and would be recovered from the securities’ estimated future cash flows. We considered a number of factors in reaching this conclusion, including that we did not intend to sell the securities, it was not considered more likely than not that we would be forced to sell the securities prior to recovering our amortized cost, and there were no material credit events that would have caused us to otherwise conclude that we would not recover our cost. Credit losses are calculated by comparing (i) the estimated future cash flows of each security discounted at the yield determined as of the initial acquisition date or, if since revised, as of the last date previously revised, to (ii) our net amortized cost basis. Significant judgment is used in projecting cash flows for our non-agency RMBS. As a result, actual income and/or credit losses could be materially different from what is currently projected and/or reported.

CMBS and RMBS, Fair Value Option
As discussed in the “Fair Value Option” section of Note 2 herein, we elect the fair value option for certain CMBS and RMBS in an effort to eliminate accounting mismatches resulting from the current or potential consolidation of securitization VIEs. As of June 30, 2021, the fair value and unpaid principal balance of CMBS where we have elected the fair value option, excluding the notional value of interest-only securities and before consolidation of securitization VIEs, were $1.2 billion and $2.9 billion, respectively. As of June 30, 2021, the fair value and unpaid principal balance of RMBS where we have elected the fair value option, excluding the notional value of interest-only securities and before consolidation of securitization VIEs, were $232.1 million and $143.8 million, respectively. The $1.5 billion total fair value balance of CMBS and RMBS represents our economic interests in these assets. However, as a result of our consolidation of securitization VIEs, the vast majority of this fair value (all except $19.0 million at June 30, 2021) is eliminated against VIE liabilities before arriving at our GAAP balance for fair value option investment securities.
As of June 30, 2021, $98.2 million of our CMBS were variable rate and none of our RMBS were variable rate.
HTM Debt Securities, Amortized Cost
The table below summarizes our investments in HTM debt securities as of June 30, 2021 and December 31, 2020 (amounts in thousands):

	Amortized Cost Basis	Credit Loss Allowance	Net Carrying Amount	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
June 30, 2021
CMBS	$339,142	$—	$339,142	$—	$(23,543)	$315,599
Preferred interests	117,001	(2,007)	114,994	3,616	—	118,610
Infrastructure bonds	36,803	(2,922)	33,881	468	—	34,349
Total	492,946	(4,929)	488,017	4,084	(23,543)	468,558

December 31, 2020
CMBS	$339,059	$—	$339,059	$—	$(23,286)	$315,773
Preferred interests	166,614	(2,749)	163,865	432	(913)	163,384
Infrastructure bonds	38,607	(2,926)	35,681	415	—	36,096
Total	$544,280	$(5,675)	$538,605	$847	$(24,199)	$515,253
The following table presents the activity in our credit loss allowance for HTM debt securities (amounts in thousands):

	Preferred Interests	Infrastructure Bonds	Total HTM Credit Loss Allowance
Six Months Ended June 30, 2021
Credit loss allowance at December 31, 2020	$2,749	$2,926	$5,675
Credit loss reversal, net	(742)	(4)	(746)
Credit loss allowance at June 30, 2021	$2,007	$2,922	$4,929
The table below summarizes the maturities of our HTM debt securities by type as of June 30, 2021 (amounts in thousands):

	CMBS	Preferred Interests	Infrastructure Bonds	Total
Less than one year	$70,995	$—	$—	$70,995
One to three years	268,147	114,994	—	383,141
Three to five years	—	—	—	—
Thereafter	—	—	33,881	33,881
Total	$339,142	$114,994	$33,881	$488,017

Equity Security, Fair Value Option
During 2012, we acquired 9,140,000 ordinary shares from a related-party in Starwood European Real Estate Finance Limited (“SEREF”), a debt fund that is externally managed by an affiliate of our Manager and is listed on the London Stock Exchange. The fair value of the investment remeasured in USD was $11.9 million and $11.2 million as of June 30, 2021 and December 31, 2020, respectively. As of June 30, 2021, our shares represent an approximate 2% interest in SEREF.
6. Properties
Our properties are held within the following portfolios:
Woodstar I Portfolio
The Woodstar I Portfolio is comprised of 32 affordable housing communities with 8,948 units concentrated primarily in the Tampa, Orlando and West Palm Beach metropolitan areas. During the year ended December 31, 2015, we acquired 18 of the 32 affordable housing communities of the Woodstar I Portfolio with the final 14 communities acquired during the year ended December 31, 2016. The Woodstar I Portfolio includes total gross properties and lease intangibles of $638.1 million and debt of $573.1 million as of June 30, 2021.
Woodstar II Portfolio
The Woodstar II Portfolio is comprised of 27 affordable housing communities with 6,109 units concentrated primarily in Central and South Florida. We acquired eight of the 27 affordable housing communities in December 2017, with the final 19 communities acquired during the year ended December 31, 2018. The Woodstar II Portfolio includes total gross properties and lease intangibles of $611.3 million and debt of $512.7 million as of June 30, 2021.
Medical Office Portfolio
The Medical Office Portfolio is comprised of 34 medical office buildings acquired during the year ended December 31, 2016. These properties, which collectively comprise 1.9 million square feet, are geographically dispersed throughout the U.S. and primarily affiliated with major hospitals or located on or adjacent to major hospital campuses. The Medical Office Portfolio includes total gross properties and lease intangibles of $761.4 million and debt of $593.4 million as of June 30, 2021.
Master Lease Portfolio
The Master Lease Portfolio is comprised of 16 retail properties geographically dispersed throughout the U.S., with more than 50% of the portfolio, by carrying value, located in Florida, Texas and Minnesota. These properties, which we acquired in September 2017, collectively comprise 1.9 million square feet and were leased back to the seller under corporate guaranteed master net lease agreements with initial terms of 24.6 years and periodic rent escalations. The Master Lease Portfolio includes total gross properties of $343.8 million and debt of $192.9 million as of June 30, 2021.
Investing and Servicing Segment Property Portfolio
The REIS Equity Portfolio is comprised of 14 commercial real estate properties and one equity interest in an unconsolidated commercial real estate property which were acquired from CMBS trusts during the previous five years. The REIS Equity Portfolio includes total gross properties and lease intangibles of $249.6 million and debt of $176.8 million as of June 30, 2021.

The table below summarizes our properties held as of June 30, 2021 and December 31, 2020 (dollars in thousands):

	Depreciable Life	June 30, 2021	December 31, 2020
Property Segment
Land and land improvements	0 – 15 years	$485,065	$484,846
Buildings and building improvements	5 – 45 years	1,692,996	1,690,701
Furniture & fixtures	3 – 7 years	62,531	59,632
Investing and Servicing Segment
Land and land improvements	0 – 15 years	45,243	50,585
Buildings and building improvements	3 – 40 years	166,590	179,014
Furniture & fixtures	2 – 5 years	2,985	2,606
Commercial and Residential Lending Segment (1)
Land and land improvements	0 – 7 years	9,691	11,416
Buildings and building improvements	9 – 20 years	12,409	19,251
Construction in progress	N/A	104,136	75,245
Properties, cost		2,581,646	2,573,296
Less: accumulated depreciation		(338,077)	(302,143)
Properties, net		$2,243,569	$2,271,153
______________________________________________________________________________________________________________________
(1)Represents properties acquired through loan foreclosure. Refer to Note 4 with respect to the construction in progress properties relating to a residential conversion project.
During the three and six months ended June 30, 2021, we sold an operating property within the REIS Equity Portfolio for $30.9 million and recognized a gain of $9.7 million within gain on sale of investments and other assets in our condensed consolidated statements of operations. During the three and six months ended June 30, 2020, we sold an operating property within the REIS Equity Portfolio for $24.1 million and recognized a gain of $7.4 million within gain on sale of investments and other assets in our condensed consolidated statements of operations.
During the six months ended June 30, 2021, we sold an operating property within the Commercial and Residential Lending Segment for $30.6 million and recognized a gain of $17.7 million within gain on sale of investments and other assets in our condensed consolidated statements of operations. Refer to Note 3 for further discussion.

7. Investment in Unconsolidated Entities
The table below summarizes our investments in unconsolidated entities as of June 30, 2021 and December 31, 2020 (dollars in thousands):

	Participation / Ownership % (1)	Carrying value as of
		June 30, 2021	December 31, 2020
Equity method investments:
Equity interest in a natural gas power plant	10%	$24,770	$25,095
Investor entity which owns equity in an online real estate company	50%	9,591	9,397
Equity interests in commercial real estate	50%	1,127	1,543
Equity interest in and advances to a residential mortgage originator (2)	N/A	18,458	17,852
Various	25% - 50%	10,672	8,831
		64,618	62,718
Other equity investments:
Equity interest in a servicing and advisory business	2%	17,584	17,584
Investment funds which own equity in a loan servicer and other real estate assets	4% - 6%	7,267	7,267
Investor entities which own equity interests in two entertainment and retail centers (3)	15%	7,320	—
Federal Home Loan Bank stock	N/A	—	20,485
		32,171	45,336
		$96,789	$108,054
______________________________________________________________________________________________________________________
(1)None of these investments are publicly traded and therefore quoted market prices are not available.
(2)Includes a $4.5 million subordinated loan as of both June 30, 2021 and December 31, 2020.
(3)During the six months ended June 30, 2021, we obtained equity interests in two investor entities that own interests in two entertainment and retail centers in satisfaction of $7.3 million principal amount of a commercial loan. The interests were obtained in order to facilitate repayment of a portion of that loan for which these interests represented underlying collateral. The interests are entitled to preferred treatment in the distribution waterfall and are intended to repay us the $7.3 million principal amount of the loan plus interest. See further discussion in Note 4.
As of June 30, 2021, the carrying value of our equity investment in a residential mortgage originator exceeded the underlying equity in net assets of such investee by $1.6 million. This difference is the result of the Company recording its investment in the investee at its acquisition date fair value, which included certain non-amortizing intangible assets not recognized by the investee. Should the Company determine these intangible assets held by the investee are impaired, the Company will recognize such impairment loss through earnings from unconsolidated entities in our consolidated statement of operations, otherwise, such difference between the carrying value of our equity investment in the residential mortgage originator and the underlying equity in the net assets of the residential mortgage originator will continue to exist.
Other than our equity interest in the residential mortgage originator, there were no differences between the carrying value of our equity method investments and the underlying equity in the net assets of the investees as of June 30, 2021.
During the three and six months ended June 30, 2021, we did not become aware of (i) any observable price changes in our other equity investments accounted for under the fair value practicability election or (ii) any indicators of impairment.

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
Infrastructure Lending Segment
The Infrastructure Lending Segment’s goodwill of $119.4 million at both June 30, 2021 and December 31, 2020 represents the excess of consideration transferred over the fair value of net assets acquired on September 19, 2018 and October 15, 2018. The goodwill recognized is attributable to value embedded in the acquired Infrastructure Lending Segment’s lending platform.
LNR Property LLC (“LNR”)
The Investing and Servicing Segment’s goodwill of $140.4 million at both June 30, 2021 and December 31, 2020 represents the excess of consideration transferred over the fair value of net assets of LNR acquired on April 19, 2013. The goodwill recognized is attributable to value embedded in LNR’s existing platform, which includes a network of commercial real estate asset managers, work-out specialists, underwriters and administrative support professionals as well as proprietary historical performance data on commercial real estate assets.
Intangible Assets
Servicing Rights Intangibles
In connection with the LNR acquisition, we identified domestic servicing rights that existed at the purchase date, based upon the expected future cash flows of the associated servicing contracts. As of June 30, 2021 and December 31, 2020, the balance of the domestic servicing intangible was net of $42.1 million and $41.4 million, respectively, which was eliminated in consolidation pursuant to ASC 810 against VIE assets in connection with our consolidation of securitization VIEs. Before VIE consolidation, as of June 30, 2021 and December 31, 2020, the domestic servicing intangible had a balance of $55.8 million and $54.6 million, respectively, which represents our economic interest in this asset.
Lease Intangibles
In connection with our acquisitions of commercial real estate, we recognized in-place lease intangible assets and favorable lease intangible assets associated with certain non-cancelable operating leases of the acquired properties.
The following table summarizes our intangible assets, which are comprised of servicing rights intangibles and lease intangibles, as of June 30, 2021 and December 31, 2020 (amounts in thousands):

	As of June 30, 2021			As of December 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Domestic servicing rights, at fair value	$13,705	$—	$13,705	$13,202	$—	$13,202
In-place lease intangible assets	131,418	(95,395)	36,023	133,203	(92,540)	40,663
Favorable lease intangible assets	23,862	(8,397)	15,465	24,181	(7,929)	16,252
Total net intangible assets	$168,985	$(103,792)	$65,193	$170,586	$(100,469)	$70,117

The following table summarizes the activity within intangible assets for the six months ended June 30, 2021 (amounts in thousands):

	Domestic Servicing Rights	In-place Lease Intangible Assets	Favorable Lease Intangible Assets	Total
Balance as of January 1, 2021	$13,202	$40,663	$16,252	$70,117
Amortization	—	(4,280)	(718)	(4,998)
Sales	—	(360)	(69)	(429)
Changes in fair value due to changes in inputs and assumptions	503	—	—	503
Balance as of June 30, 2021	$13,705	$36,023	$15,465	$65,193
The following table sets forth the estimated aggregate amortization of our in-place lease intangible assets and favorable lease intangible assets for the next five years and thereafter (amounts in thousands):

2021 (remainder of)	$4,539
2022	7,783
2023	6,043
2024	4,650
2025	3,775
Thereafter	24,698
Total	$51,488

9. Secured Borrowings
Secured Financing Agreements
The following table is a summary of our secured financing agreements in place as of June 30, 2021 and December 31, 2020 (dollars in thousands):

										Outstanding Balance at
	Current Maturity		Extended Maturity (a)		Weighted Average Pricing	Pledged Asset Carrying Value		Maximum Facility Size		June 30, 2021		December 31, 2020
Repurchase Agreements:
Commercial Loans	Aug 2021 to Aug 2025	(b)	Dec 2023 to Mar 2029	(b)	(c)	$7,100,320		$9,272,007	(d)	$4,775,976		$4,878,939
Residential Loans	Apr 2022 to Oct 2023		N/A		LIBOR + 2.07%	564,736		1,900,000		483,810		22,590
Infrastructure Loans	Feb 2022		N/A		LIBOR + 2.01%	188,448		500,000		158,165		232,961
Conduit Loans	Feb 2022 to Jun 2023		Feb 2023 to Jun 2024		LIBOR + 2.03%	261,510		350,000		187,317		53,554
CMBS/RMBS	Mar 2022 to May 2031	(e)	Jun 2022 to Nov 2031	(e)	(f)	1,236,236		829,879		704,853	(g)	620,763
Total Repurchase Agreements						9,351,250		12,851,886		6,310,121		5,808,807
Other Secured Financing:
Borrowing Base Facility	Apr 2022		Apr 2024		LIBOR + 2.25%	122,294		650,000	(h)	72,630		43,014
Commercial Financing Facility	Mar 2022		Mar 2029		GBP LIBOR + 1.75%	101,978		82,132		82,132		81,218
Residential Financing Facility	Sep 2022		Sep 2025		3.50%	72,064		250,000		1,515		215,024
Infrastructure Acquisition Facility	Sep 2021		Sep 2022		(i)	335,309		336,931		230,040		467,450
Infrastructure Financing Facilities	Jul 2022 to Oct 2022		Oct 2024 to Jul 2027		LIBOR + 2.03%	719,693		1,250,000		573,846		538,645
Property Mortgages - Fixed rate	Nov 2024 to Aug 2052	(j)	N/A		4.03%	1,262,514		1,155,035		1,155,035		1,077,528
Property Mortgages - Variable rate	Nov 2021 to Jul 2030		N/A		(k)	906,420		969,790		945,215		960,903
Term Loan and Revolver	(l)		N/A		(l)	N/A	(l)	761,750		641,750		645,000
Federal Home Loan Bank	N/A		N/A		N/A	—		—		—		396,000
Total Other Secured Financing						3,520,272		5,455,638		3,702,163		4,424,782
						$12,871,522		$18,307,524		10,012,284		10,233,589
Unamortized net discount										(14,608)		(13,569)
Unamortized deferred financing costs										(65,014)		(73,830)
										$9,932,662		$10,146,190
______________________________________________________________________________________________________________________
(a)Subject to certain conditions as defined in the respective facility agreement.
(b)For certain facilities, borrowings collateralized by loans existing at maturity may remain outstanding until such loan collateral matures, subject to certain specified conditions.
(c)Certain facilities with an outstanding balance of $1.7 billion as of June 30, 2021 are indexed to GBP LIBOR and EURIBOR. The remainder have a weighted average rate of LIBOR + 2.07%.
(d)Certain facilities with an aggregate initial maximum facility size of $8.4 billion may be increased to $9.3 billion, subject to certain conditions. The $9.3 billion amount includes such upsizes.
(e)Certain facilities with an outstanding balance of $286.8 million as of June 30, 2021 carry a rolling 11-month or 12-month term which may reset monthly or quarterly with the lender's consent. These facilities carry no maximum facility size.
(f)A facility with an outstanding balance of $243.2 million as of June 30, 2021 has a weighted average fixed annual interest rate of 3.21%. All other facilities are variable rate with a weighted average rate of LIBOR + 1.84%.
(g)Includes: (i) $243.2 million outstanding on a repurchase facility that is not subject to margin calls; and (ii) $38.3 million outstanding on one of our repurchase facilities that represents the 49% pro rata share owed by a non-controlling partner in a consolidated joint venture (see Note 14).
(h)The initial maximum facility size of $300.0 million may be increased to $650.0 million, subject to certain conditions.
(i)Consists of an annual interest rate of the applicable currency benchmark index + 2.00%.
(j)The weighted average maturity is 6.2 years as of June 30, 2021.
(k)Includes a $600.0 million first mortgage and mezzanine loan secured by our Medical Office Portfolio. This debt has a weighted average interest rate of LIBOR + 2.07% that we swapped to a fixed rate of 3.34%. The remainder have a weighted average rate of LIBOR + 2.61%.
(l)Consists of: (i) a $641.8 million term loan facility that matures in July 2026, of which $393.0 million has an annual interest rate of LIBOR + 2.50% and $248.8 million has an annual interest rate of LIBOR + 3.50%, subject to a 75 bps

LIBOR floor, and (ii) a $120.0 million revolving credit facility that matures in July 2024 with an annual interest rate of LIBOR + 3.00%. These facilities are secured by the equity interests in certain of our subsidiaries which totaled $4.0 billion as of June 30, 2021.
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
In May 2021, we entered into a Residential Loans repurchase facility to finance residential loans. The facility carries a 15-month term, which renews to a new 15-month term every three months, and an annual interest rate of one-month LIBOR + 2.25%, subject to a 15 bps LIBOR floor. The maximum facility size is $150.0 million.
Our secured financing agreements contain certain financial tests and covenants. As of June 30, 2021, we were in compliance with all such covenants.
We seek to mitigate risks associated with our repurchase agreements by managing risk related to the credit quality of our assets, interest rates, liquidity, prepayment speeds and market value. The margin call provisions under the majority of our repurchase facilities, consisting of 64% of these agreements, do not permit valuation adjustments based on capital markets activity. Instead, margin calls on these facilities are limited to collateral-specific credit marks. To monitor credit risk associated with the performance and value of our loans and investments, our asset management team regularly reviews our investment portfolios and is in regular contact with our borrowers, monitoring performance of the collateral and enforcing our rights as necessary. For the 36% of repurchase agreements containing margin call provisions for general capital markets activity, approximately 10% of these pertain to our loans held-for-sale, for which we manage credit risk through the purchase of credit index instruments. We further seek to manage risks associated with our repurchase agreements by matching the maturities and interest rate characteristics of our loans with the related repurchase agreement.
For the three and six months ended June 30, 2021, approximately $8.9 million and $18.4 million, respectively, of amortization of deferred financing costs from secured financing agreements was included in interest expense on our condensed consolidated statements of operations. For the three and six months ended June 30, 2020, approximately $9.0 million and $17.8 million, respectively, of amortization of deferred financing costs from secured financing agreements was included in interest expense on our condensed consolidated statements of operations.

Collateralized Loan Obligations

Commercial and Residential Lending Segment

In May 2021, we refinanced a pool of our commercial loans held-for-investment through a CLO, STWD 2021-FL2. On the closing date, the CLO issued $1.3 billion of notes and preferred shares, of which $1.1 billion of notes was purchased by third party investors. We retained $70.1 million of notes, along with preferred shares with a liquidation preference of $127.5 million. The CLO contains a reinvestment feature that, subject to certain eligibility criteria, allows us to contribute new loans or participation interests in loans to the CLO in exchange for cash. The reinvestment feature was not utilized during the three months ended June 30, 2021.
In August 2019, we refinanced a pool of our commercial loans held-for-investment through a CLO, STWD 2019-FL1. On the closing date, the CLO issued $1.1 billion of notes and preferred shares, of which $936.4 million of notes was purchased by third party investors. We retained $86.6 million of notes, along with preferred shares with a liquidation preference of $77.0 million. The CLO contains a reinvestment feature that, subject to certain eligibility criteria, allows us to contribute new loans or participation interests in loans to the CLO in exchange for cash. During the six months ended June 30, 2021, we utilized the reinvestment feature, contributing $99.6 million of additional interests into the CLO.
Infrastructure Lending Segment

In April 2021, we refinanced a pool of our infrastructure loans held-for-investment through a new issue CLO, STWD 2021-SIF1. On the closing date, the CLO issued $500.0 million of notes and preferred shares, of which $410.0 million of notes was purchased by third party investors. We retained preferred shares with a liquidation preference of $90.0 million. The CLO contains a reinvestment feature that, subject to certain eligibility criteria, allows us to contribute new loans or participation interests in loans to the CLO in exchange for cash. The CLO also contains a ramp-up feature that, for a certain period of time after the closing date, allows us to utilize unused proceeds of the CLO to acquire additional collateral to complete the CLO portfolio. During the three months ended June 30, 2021, the ramp-up feature was utilized, with the CLO acquiring $75.2 million of additional assets. The reinvestment feature was not utilized during the three months ended June 30, 2021.
The following table is a summary of our CLOs as of June 30, 2021 and December 31, 2020 (amounts in thousands):

June 30, 2021	Count	Face Amount	Carrying Value	Weighted Average Spread		Maturity
STWD 2019-FL1
Collateral assets	27	$1,096,200	$1,103,619	LIBOR + 4.22%	(a)	May 2024	(b)
Financing	1	936,375	931,802	SOFR + 1.63%	(c)	July 2038	(d)
STWD 2021-FL2
Collateral assets	24	1,272,919	1,278,839	LIBOR + 4.24%	(a)	December 2024	(b)
Financing	1	1,077,375	1,068,271	LIBOR + 1.79%	(c)	April 2038	(d)
STWD 2021-SIF1
Collateral assets	29	471,324	504,988	LIBOR + 3.90%	(a)	February 2026	(b)
Financing	1	410,000	404,599	LIBOR + 2.15%	(c)	April 2032	(d)
Total
Collateral assets		$2,840,443	$2,887,446
Financing		$2,423,750	$2,404,672

December 31, 2020
STWD 2019-FL1
Collateral assets	23	$1,002,445	$1,099,439	LIBOR + 3.93%	(a)	Apr 2024	(b)
Financing	1	936,375	930,554	LIBOR + 1.64%	(c)	July 2038	(d)
______________________________________________________________________________________________________________________
(a)Represents the weighted-average coupon earned on variable rate loans during the respective year-to-date period. Of the loans financed by the STWD 2021-FL2 CLO as of June 30, 2021, 7% earned fixed-rate weighted average interest of 7.81%. Of the loans financed by the STWD 2021-SIF1 CLO as of June 30, 2021, 2% earned fixed-rate weighted average interest of 5.62%.
(b)Represents the weighted-average maturity, assuming the extended contractual maturity of the collateral assets.
(c)Represents the weighted-average cost of financing incurred during the respective year-to-date period, inclusive of deferred issuance costs.

(d)Repayments of the CLO are tied to timing of the related collateral asset repayments. The term of the CLO financing obligation represents the legal final maturity date.
We incurred $24.5 million of issuance costs in connection with the CLOs, which are amortized on an effective yield basis over the estimated life of the CLOs. For the three and six months ended June 30, 2021, approximately $1.4 million and $2.0 million, respectively, of amortization of deferred financing costs was included in interest expense on our condensed consolidated statements of operations. For the three and six months ended June 30, 2020, approximately $0.6 million and $1.2 million, respectively, of amortization of deferred financing costs was included in interest expense. As of June 30, 2021 and December 31, 2020, our unamortized issuance costs were $19.1 million and $5.8 million, respectively.
The CLOs are considered VIEs, for which we are deemed the primary beneficiary. We therefore consolidate the CLOs. Refer to Note 14 for further discussion.
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

	Repurchase Agreements	Other Secured Financing	CLOs (a)	Total
2021 (remainder of)	$407,717	$43,004	$33,136	$483,857
2022	1,152,883	267,988	132,442	1,553,313
2023	940,751	817,388	726,149	2,484,288
2024	1,388,446	351,343	474,478	2,214,267
2025	1,731,070	256,176	629,893	2,617,139
Thereafter	689,254	1,966,264	427,652	3,083,170
Total	$6,310,121	$3,702,163	$2,423,750	$12,436,034
______________________________________________________________________________________________________________________
(a)Does not assume utilization of the reinvestment features.

10. Unsecured Senior Notes
The following table is a summary of our unsecured senior notes outstanding as of June 30, 2021 and December 31, 2020 (dollars in thousands):

	Coupon Rate		Effective Rate (1)	Maturity Date	Remaining Period of Amortization	Carrying Value at
						June 30, 2021	December 31, 2020
2021 Senior Notes	5.00%		5.32%	12/15/2021	0.5 years	$700,000	$700,000
2023 Senior Notes	5.50%		5.71%	11/1/2023	2.3 years	300,000	300,000
2023 Convertible Notes	4.38%		4.57%	4/1/2023	1.8 years	250,000	250,000
2025 Senior Notes	4.75%	(2)	5.04%	3/15/2025	3.7 years	500,000	500,000
Total principal amount						1,750,000	1,750,000
Unamortized discount—Convertible Notes						(800)	(2,559)
Unamortized discount—Senior Notes						(7,370)	(9,332)
Unamortized deferred financing costs						(4,447)	(5,589)
Carrying amount of debt components						$1,737,383	$1,732,520
Carrying amount of conversion option equity components recorded in additional paid-in capital for outstanding convertible notes						N/A	$3,755
______________________________________________________________________________________________________________________
(1)Effective rate includes the effects of underwriter purchase discount.
(2)The coupon on the 2025 Senior Notes is 4.75%.  At closing, we swapped $470.0 million of the notes to a floating rate of LIBOR + 2.53%.
Our unsecured senior notes contain certain financial tests and covenants. As of June 30, 2021, we were in compliance with all such covenants.
Convertible Senior Notes
On March 29, 2017, we issued $250.0 million of 4.375% Convertible Senior Notes due 2023 (the “2023 Convertible Notes”) which remain outstanding at June 30, 2021 and mature on April 1, 2023.
We recognized interest expense of $2.9 million and $5.8 million during the three and six months ended June 30, 2021, respectively, from our Convertible Notes. We recognized interest expense of $3.1 million and $6.1 million during the three and six months ended June 30, 2020, respectively, from our Convertible Notes.
The following table details the conversion attributes of our Convertible Notes outstanding as of June 30, 2021 (amounts in thousands, except rates):

	June 30, 2021
	Conversion	Conversion
	Rate (1)	Price (2)
2023 Convertible Notes	38.5959	$25.91
______________________________________________________________________________________________________________________
(1)The conversion rate represents the number of shares of common stock issuable per $1,000 principal amount of 2023 Convertible Notes converted, as adjusted in accordance with the indenture governing the 2023 Convertible Notes (including the applicable supplemental indenture).
(2)As of June 30, 2021, the market price of the Company’s common stock was $26.17.
The if-converted value of the 2023 Convertible Notes exceeded their principal amount by $2.5 million at June 30, 2021 as the closing market price of the Company’s common stock of $26.17 exceeded the implicit conversion price of $25.91 per share. The if-converted value of the principal amount of the 2023 Convertible Notes was $252.5 million as of June 30, 2021. As of June 30, 2021, the net carrying amount and fair value of the 2023 Convertible Notes was $248.8 million and $256.6 million, respectively.
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
The following summarizes the face amount and proceeds of commercial and residential loans securitized for the three and six months ended June 30, 2021 and 2020 (amounts in thousands):

	Commercial Loans		Residential Loans
	Face Amount	Proceeds	Face Amount	Proceeds
For the Three Months Ended June 30,
2021	$304,604	$321,377	$564,429	$583,877
2020	—	—	583,501	589,693
For the Six Months Ended June 30,
2021	$389,641	$411,087	$947,978	$973,675
2020	335,835	352,393	964,780	988,440
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

	Loan Transfers Accounted for as Sales
	Commercial Loans		Residential Loans
	Face amount (1)	Proceeds (1)	Face Amount	Proceeds
For the Three Months Ended June 30,
2021	$232,670	$229,490	$383	$398
2020	399,132	396,078	—	—
For the Six Months Ended June 30,
2021	$232,670	$229,490	$89,801	$92,817
2020	399,132	396,078	550	604
______________________________________________________________________________________________________________________
(1)During both the three and six months ended June 30, 2021, we sold $210.1 million of senior interests in first mortgage loans and $22.6 million of whole loan interests for proceeds of $208.0 million and $21.5 million, respectively. During both the three and six months ended June 30, 2020, we sold $230.9 million of senior interests in first mortgage loans and $168.2 million of whole loan interests for proceeds of $224.1 million and $172.0 million, respectively.
During both the three and six months ended June 30, 2021, losses recognized by the Commercial and Residential Lending Segment on sales of commercial loans were $1.0 million. During both the three and six months ended June 30, 2020, losses recognized by the Commercial and Residential Lending Segment on sales of commercial loans were $1.0 million.
Infrastructure Loan Sales
During both the three and six months ended June 30, 2021, the Infrastructure Lending Segment sold loans held-for-sale with an aggregate face amount of $2.5 million for proceeds of $2.5 million, recognizing immaterial gains. During the six months ended June 30, 2020, the Infrastructure Lending Segment sold loans held-for-sale with an aggregate face amount of $38.7 million for proceeds of $38.4 million, recognizing gains of $0.3 million. There were no sales of loans by the Infrastructure Lending Segment during the three months ended June 30, 2020.

12. Derivatives and Hedging Activity
Risk Management Objective of Using Derivatives
We are exposed to certain risks arising from both our business operations and economic conditions. Refer to Note 13 to the consolidated financial statements included in our Form 10-K for further discussion of our risk management objectives and policies.
Designated Hedges
The Company does not generally elect to apply the hedge accounting designation to its hedging instruments. As of June 30, 2021 and December 31, 2020, the Company did not have any designated hedges.
Non-designated Hedges and Derivatives
We have entered into the following types of non-designated hedges and derivatives:
•Foreign exchange (“Fx”) forwards whereby we agree to buy or sell a specified amount of foreign currency for a specified amount of USD at a future date, economically fixing the USD amounts of foreign denominated cash flows we expect to receive or pay related to certain foreign denominated loan investments and properties;
•Interest rate contracts which hedge a portion of our exposure to changes in interest rates;
•Credit index instruments which hedge a portion of our exposure to the credit risk of our commercial loans held-for-sale; and
•Interest rate swap guarantees whereby we guarantee the interest rate swap obligations of certain Infrastructure Lending borrowers. Our interest rate swap guarantees were assumed in connection with the acquisition of the Infrastructure Lending Segment.
The following table summarizes our non-designated derivatives as of June 30, 2021 (notional amounts in thousands):

Type of Derivative	Number of Contracts	Aggregate Notional Amount	Notional Currency	Maturity
Fx contracts – Buy Euros ("EUR")	8	8,442	EUR	August 2021 – November 2022
Fx contracts – Buy Pounds Sterling ("GBP")	11	10,685	GBP	July 2021 – July 2022
Fx contracts – Sell EUR	167	299,977	EUR	July 2021 – November 2025
Fx contracts – Sell GBP	128	571,689	GBP	July 2021 – May 2024
Fx contracts – Sell Australian dollar ("AUD")	22	208,622	AUD	August 2021 – June 2022
Interest rate swaps – Paying fixed rates	28	1,917,729	USD	May 2023 – July 2031
Interest rate swaps – Receiving fixed rates	1	470,000	USD	March 2025
Interest rate caps	20	939,893	USD	November 2021 – April 2025
Credit index instruments	3	49,000	USD	September 2058 – August 2061
Interest rate swap guarantees	5	315,425	USD	May 2022 – June 2025
Total	393
The table below presents the fair value of our derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020 (amounts in thousands):

	Fair Value of Derivatives in an Asset Position (1) as of		Fair Value of Derivatives in a Liability Position (2) as of
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Interest rate contracts	$23,588	$33,841	$—	$4
Interest rate swap guarantees	—	—	353	849
Foreign exchange contracts	12,027	6,585	32,296	39,951
Credit index instruments	—	129	412	520
Total derivatives	$35,615	$40,555	$33,061	$41,324
___________________________________________________
(1)Classified as derivative assets in our condensed consolidated balance sheets.
(2)Classified as derivative liabilities in our condensed consolidated balance sheets.

The table below presents the effect of our derivative financial instruments on the condensed consolidated statements of operations for the three and six months ended June 30, 2021 and 2020 (amounts in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income for the Three Months Ended June 30,		Amount of Gain (Loss) Recognized in Income for the Six Months Ended June 30,
		2021	2020	2021	2020
Interest rate contracts	(Loss) gain on derivative financial instruments	$(7,344)	$(7,263)	$12,814	$(52,388)
Interest rate swap guarantees	(Loss) gain on derivative financial instruments	145	70	496	(605)
Foreign exchange contracts	(Loss) gain on derivative financial instruments	(2,540)	(7,107)	11,061	46,158
Credit index instruments	(Loss) gain on derivative financial instruments	(270)	(1,798)	(391)	447
		$(10,009)	$(16,098)	$23,980	$(6,388)
13. Offsetting Assets and Liabilities
The following tables present the potential effects of netting arrangements on our financial position for financial assets and liabilities within the scope of ASC 210-20, Balance Sheet—Offsetting, which for us are derivative assets and liabilities as well as repurchase agreement liabilities (amounts in thousands):

		(ii) Gross Amounts Offset in the Statement of Financial Position	(iii) = (i) - (ii) Net Amounts Presented in the Statement of Financial Position	(iv) Gross Amounts Not Offset in the Statement of Financial Position
	(i) Gross Amounts Recognized			Financial Instruments	Cash Collateral Received / Pledged	(v) = (iii) - (iv) Net Amount
As of June 30, 2021
Derivative assets	$35,615	$—	$35,615	$11,346	$22,927	$1,342
Derivative liabilities	$33,061	$—	$33,061	$11,346	$20,547	$1,168
Repurchase agreements	6,310,121	—	6,310,121	6,310,121	—	—
	$6,343,182	$—	$6,343,182	$6,321,467	$20,547	$1,168
As of December 31, 2020						$—
Derivative assets	$40,555	$—	$40,555	$6,716	$33,772	$67
Derivative liabilities	$41,324	$—	$41,324	$6,716	$27,416	$7,192
Repurchase agreements	5,808,807	—	5,808,807	5,808,807	—	—
	$5,850,131	$—	$5,850,131	$5,815,523	$27,416	$7,192

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
As discussed in Note 9, we have refinanced various pools of our commercial and infrastructure loans held-for-investment through three CLOs, which are considered to be VIEs. We are the primary beneficiary of, and therefore consolidate, the CLOs in our financial statements as we have both (i) the power to direct the activities in our role as collateral manager or advisor that most significantly impact the CLOs’ economic performance, and (ii) the obligation to absorb losses and the right to receive benefits from the CLOs that could be potentially significant through the subordinate interests we own.
The following table details the assets and liabilities of our consolidated CLOs as of June 30, 2021 and December 31, 2020 (amounts in thousands):

	June 30, 2021	December 31, 2020
Assets:
Cash and cash equivalents	$33,159	$96,998
Loans held-for-investment	2,829,905	1,002,441
Investment securities	9,680	—
Accrued interest receivable	8,621	5,454
Other assets	6,081	557
Total Assets	$2,887,446	$1,105,450
Liabilities
Accounts payable, accrued expenses and other liabilities	$3,212	$663
Collateralized loan obligations, net	2,404,672	930,554
Total Liabilities	$2,407,884	$931,217
Assets held by the CLOs are restricted and can be used only to settle obligations of the CLOs, including the subordinate interests owned by us. The liabilities of the CLOs are non-recourse to us and can only be satisfied from the assets of the CLOs.
We also hold controlling interests in other non-securitization entities that are considered VIEs. SPT Dolphin Intermediate LLC (“SPT Dolphin”), the entity which holds the Woodstar II Portfolio, is a VIE because the third party interest holders do not carry kick-out rights or substantive participating rights. We were deemed to be the primary beneficiary of the VIE because we possess both the power to direct the activities of the VIE that most significantly impact its economic performance and a significant economic interest in the entity. This VIE had total assets of $677.0 million and liabilities of $520.8 million as of June 30, 2021.
We also hold a 51% controlling interest in a joint venture (the “CMBS JV”) within our Investing and Servicing Segment, which is considered a VIE because the third party interest holder does not carry kick-out rights or substantive participating rights. We are deemed the primary beneficiary of the CMBS JV. This VIE had total assets of $338.9 million and liabilities of $79.1 million as of June 30, 2021. Refer to Note 16 for further discussion.
In addition to the above non-securitization entities, we have smaller VIEs with total assets of $104.2 million and liabilities of $54.0 million as of June 30, 2021.
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

As noted above, we are not obligated to provide, nor have we provided, any financial support for any of our securitization VIEs, whether or not we are deemed to be the primary beneficiary. As such, the risk associated with our involvement in these VIEs is limited to the carrying value of our investment in the entity. As of June 30, 2021, our maximum risk of loss related to securitization VIEs in which we were not the primary beneficiary was $19.0 million on a fair value basis.
As of June 30, 2021, the securitization VIEs which we do not consolidate had debt obligations to beneficial interest holders with unpaid principal balances, excluding the notional value of interest-only securities, of $3.9 billion. The corresponding assets are comprised primarily of commercial mortgage loans with unpaid principal balances corresponding to the amounts of the outstanding debt obligations.
We also hold passive non-controlling interests in certain unconsolidated entities that are considered VIEs. We are not the primary beneficiaries of these VIEs as we do not possess the power to direct the activities of the VIEs that most significantly impact their economic performance and therefore report our interests, which totaled $25.7 million as of June 30, 2021, within investment in unconsolidated entities on our condensed consolidated balance sheet. Our maximum risk of loss is limited to our carrying value of the investments.
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
Base Management Fee. For the three months ended June 30, 2021 and 2020, approximately $19.2 million and $19.1 million, respectively, was incurred for base management fees. For the six months ended June 30, 2021 and 2020, approximately $38.3 million and $38.2 million, respectively, was incurred for base management fees. As of June 30, 2021 and December 31, 2020, there were $19.2 million and $19.2 million of unpaid base management fees included in related-party payable in our condensed consolidated balance sheets.
Incentive Fee. For the three months ended June 30, 2021, approximately $5.0 million was incurred for incentive fees. There were no incentive fees incurred during the three months ended June 30, 2020. For the six months ended June 30, 2021 and 2020, approximately $18.2 million and $15.8 million, respectively, was incurred for incentive fees. As of June 30, 2021 and December 31, 2020, there were $5.0 million and $15.0 million of unpaid incentive fees included in related-party payable in our condensed consolidated balance sheets.
Expense Reimbursement. For the three months ended June 30, 2021 and 2020, approximately $1.6 million and $1.5 million, respectively, was incurred for executive compensation and other reimbursable expenses and recognized within general and administrative expenses in our condensed consolidated statements of operations. For the six months ended June 30, 2021 and 2020, approximately $3.1 million and $3.7 million, respectively, was incurred for executive compensation and other reimbursable expenses. As of June 30, 2021 and December 31, 2020, there were $2.2 million and $5.0 million, respectively, of unpaid reimbursable executive compensation and other expenses included in related-party payable in our condensed consolidated balance sheets.
Equity Awards. In certain instances, we issue RSAs to certain employees of affiliates of our Manager who perform services for us. There were no RSAs granted during the three months ended June 30, 2021 and 2020. Expenses related to the vesting of awards to employees of affiliates of our Manager were $2.2 million and $1.3 million during the three months ended June 30, 2021 and 2020, respectively, and are reflected in general and administrative expenses in our condensed consolidated statements of operations. During the six months ended June 30, 2021 and 2020, we granted 981,951 and 341,635 RSAs, respectively, at grant date fair values of $19.6 million and $3.9 million, respectively. Expenses related to the vesting of awards to employees of affiliates of our Manager were $4.5 million and $2.4 million during the six months ended June 30, 2021 and 2020, respectively. These shares generally vest over a three-year period.

Manager Equity Plan
In May 2017, the Company’s shareholders approved the Starwood Property Trust, Inc. 2017 Manager Equity Plan (the “2017 Manager Equity Plan”), which replaced the Starwood Property Trust, Inc. Manager Equity Plan (“Manager Equity Plan”). In November 2020, we granted 1,800,000 RSUs to our Manager under the 2017 Manager Equity Plan. In September 2019, we granted 1,200,000 RSUs to our Manager under the 2017 Manager Equity Plan. In April 2018, we granted 775,000 RSUs to our Manager under the 2017 Manager Equity Plan. In March, 2017, we granted 1,000,000 RSUs to our Manager under the Manager Equity Plan. In connection with these grants and prior similar grants, we recognized share-based compensation expense of $4.5 million and $3.4 million within management fees in our condensed consolidated statements of operations for the three months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021 and 2020, we recognized $10.4 million and $8.6 million, respectively, related to these awards. Refer to Note 16 for further discussion of these grants.
Investments in Loans
In June 2021, collateral was released from an existing loan which was originated in November 2019 with SEREF, an affiliate of our Manager, for the acquisition of an office portfolio located in Spain. Financing for the released collateral was provided by the Company and the proceeds were used to partially repay €11.5 million of the existing loan, of which SEREF's portion was €5.7 million.
During the three and six months ended June 30, 2021, the Company acquired $183.0 million and $324.6 million, respectively, of loans from a residential mortgage originator in which it holds an equity interest. Additionally, as of June 30, 2021, the Company had outstanding residential mortgage loan purchase commitments of $44.9 million to this residential mortgage originator. Refer to Note 7 for further discussion.
Lease Arrangements
In March 2020, we entered into an office lease agreement with an entity which is controlled by our Chairman and CEO through majority equity ownership of the entity. The leased premises are currently under construction and will serve as our new Miami Beach office when our existing lease in Miami Beach expires on December 31, 2021. The lease will commence after delivery of the office space to us, but no earlier than July 30, 2021. The lease is for approximately 74,000 square feet of office space, has an initial term of 15 years and requires monthly lease payments starting in the tenth month after lease commencement. The lease payments are based on an annual base rate of $52.00 per square foot that increases by 3% each anniversary following commencement, plus our pro rata share of building operating expenses. Prior to the execution of this lease, we engaged an independent third party leasing firm and external counsel to advise the independent directors of our board of directors on market terms for the lease.  The terms of the lease were approved by our independent directors. In April 2020, we provided a $1.9 million cash security deposit to the landlord. During the three and six months ended June 30, 2021, we made payments to the landlord of $4.5 million and $4.8 million, respectively, for reimbursements relating to tenant improvements under the terms of the lease.
Other Related-Party Arrangements
Highmark Residential (“Highmark”), an affiliate of our Manager, provides property management services for properties within our Woodstar I and Woodstar II Portfolios. Fees paid to Highmark are calculated as a percentage of gross receipts and are at market terms. During the three months ended June 30, 2021 and 2020, property management fees to Highmark of $0.7 million and $0.5 million, respectively, were recognized in our condensed consolidated statements of operations. During the six months ended June 30, 2021 and 2020, property management fees to Highmark were $1.5 million and $1.0 million, respectively.
Refer to Note 16 to the consolidated financial statements included in our Form 10-K for further discussion of related-party agreements.

16. Stockholders’ Equity and Non-Controlling Interests
During the six months ended June 30, 2021, our board of directors declared the following dividends:

Declaration Date	Record Date	Ex-Dividend Date	Payment Date	Amount	Frequency
6/14/21	6/30/21	6/29/21	7/15/21	$0.48	Quarterly
3/11/21	3/31/21	3/30/21	4/15/21	0.48	Quarterly
During the six months ended June 30, 2021 and 2020, there were no shares issued under our At-The-Market Equity Offering Sales Agreement. During the six months ended June 30, 2021 and 2020, shares issued under the Starwood Property Trust, Inc. Dividend Reinvestment and Direct Stock Purchase Plan (the “DRIP Plan”) were not material.
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
The table below summarizes our share awards granted or vested under the Manager Equity Plan and the 2017 Manager Equity Plan during the six months ended June 30, 2021 and 2020 (dollar amounts in thousands):

Grant Date	Type	Amount Granted	Grant Date Fair Value	Vesting Period
November 2020	RSU	1,800,000	$30,078	3 years
September 2019	RSU	1,200,000	29,484	(1)
April 2018	RSU	775,000	16,329	3 years
March 2017	RSU	1,000,000	22,240	3 years
______________________________________________________________________________________________________________________
(1)Of the amount granted, 218,898 vested immediately on the grant date and the remaining amount vests over a three-year period.
Schedule of Non-Vested Shares and Share Equivalents

	2017 Equity Plan	2017 Manager Equity Plan	Total	Weighted Average Grant Date Fair Value (per share)
Balance as of January 1, 2021	1,594,605	2,286,896	3,881,501	$17.26
Granted	1,646,994	—	1,646,994	22.04
Vested	(639,037)	(528,101)	(1,167,138)	17.87
Forfeited	(17,350)	—	(17,350)	21.61
Balance as of June 30, 2021	2,585,212	1,758,795	4,344,007	18.89
As of June 30, 2021, there were 3.1 million shares of common stock available for future grants under the 2017 Manager Equity Plan and the 2017 Equity Plan.

Non-Controlling Interests in Consolidated Subsidiaries
In connection with our Woodstar II Portfolio acquisitions, we issued 10.2 million Class A Units in our consolidated subsidiary, SPT Dolphin, and rights to receive an additional 1.9 million Class A Units if certain contingent events occur. As of June 30, 2021, all of the 1.9 million contingent Class A Units were issued. The Class A Units are redeemable for consideration equal to the current share price of the Company’s common stock on a one-for-one basis, with the consideration paid in either cash or the Company’s common stock, at the determination of the Company. During the six months ended June 30, 2021, redemptions of 0.4 million of the Class A Units were received and settled in common stock, leaving 10.2 million Class A Units outstanding as of June 30, 2021. In consolidation, the outstanding Class A Units are reflected as non-controlling interests in consolidated subsidiaries on our condensed consolidated balance sheets, the balance of which was $218.4 million and $226.7 million as of June 30, 2021 and December 31, 2020, respectively.
To the extent SPT Dolphin has sufficient cash available, the Class A Units earn a preferred return indexed to the dividend rate of the Company’s common stock. Any distributions made pursuant to this waterfall are recognized within net income attributable to non-controlling interests in our condensed consolidated statements of operations. During the three and six months ended June 30, 2021, we recognized net income attributable to non-controlling interests of $4.9 million and $10.0 million, respectively, associated with these Class A Units. During the three and six months ended June 30, 2020, we recognized net income attributable to non-controlling interests of $5.1 million and $10.2 million, respectively, associated with these Class A Units.
As discussed in Note 14, we hold a 51% controlling interest in the CMBS JV within our Investing and Servicing Segment. Because the CMBS JV is deemed a VIE for which we are the primary beneficiary, the 49% interest of our joint venture partner is reflected as a non-controlling interest in consolidated subsidiaries on our condensed consolidated balance sheets, and any net income attributable to this 49% joint venture interest is reflected within net income attributable to non-controlling interests in our consolidated statement of operations. The non-controlling interests in the CMBS JV were $134.3 million and $126.7 million as of June 30, 2021 and December 31, 2020, respectively. During the three and six months ended June 30, 2021, net income (loss) attributable to non-controlling interests was $4.7 million and $10.1 million, respectively. During the three and six months ended June 30, 2020, net income attributable to non-controlling interests was $6.8 million and $0.8 million, respectively.

17. Earnings per Share
The following table provides a reconciliation of net income (loss) and the number of shares of common stock used in the computation of basic EPS and diluted EPS (amounts in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Basic Earnings
Income attributable to STWD common stockholders	$116,310	$139,656	$227,688	$72,887
Less: Income attributable to participating shares not already deducted as non-controlling interests	(1,791)	(1,143)	(3,716)	(2,365)
Basic earnings	$114,519	$138,513	$223,972	$70,522

Diluted Earnings
Income attributable to STWD common stockholders	$116,310	$139,656	$227,688	$72,887
Less: Income attributable to participating shares not already deducted as non-controlling interests	(1,791)	(1,143)	(3,716)	(2,365)
Add: Interest expense on Convertible Notes	2,900	3,051	5,816	*
Add: Undistributed earnings to participating shares	—	120	$—	—
Less: Undistributed earnings reallocated to participating shares	—	(116)	$—	—
Diluted earnings	$117,419	$141,568	$229,788	$70,522

Number of Shares:
Basic — Average shares outstanding	284,710	281,461	284,018	281,225
Effect of dilutive securities — Convertible Notes	9,649	9,649	9,649	*
Effect of dilutive securities — Contingently issuable shares	95	183	95	215
Effect of dilutive securities — Unvested non-participating shares	117	—	46	—
Diluted — Average shares outstanding	294,571	291,293	293,808	281,440

Earnings Per Share Attributable to STWD Common Stockholders:
Basic	$0.40	$0.49	$0.79	$0.25
Diluted	$0.40	$0.49	$0.78	$0.25
______________________________________________________________________________________________________________________
*Our Convertible Notes were not dilutive for the six months ended June 30, 2020.
As of June 30, 2021 and 2020, participating shares of 14.0 million and 13.0 million, respectively, were excluded from the computation of diluted shares as their effect was already considered under the more dilutive two-class method used above. Such participating shares at June 30, 2021 and 2020 included 10.2 million and 10.6 million potential shares, respectively, of our common stock issuable upon redemption of the Class A Units in SPT Dolphin, as discussed in Note 16.

18. Accumulated Other Comprehensive Income
The changes in AOCI by component are as follows (amounts in thousands):

	Cumulative Unrealized Gain (Loss) on Available-for- Sale Securities	Foreign Currency Translation	Total
Three Months Ended June 30, 2021
Balance at April 1, 2021	$41,654	$—	$41,654
OCI before reclassifications	(344)	—	(344)
Amounts reclassified from AOCI	—	—	—
Net period OCI	(344)	—	(344)
Balance at June 30, 2021	$41,310	$—	$41,310
Three Months Ended June 30, 2020
Balance at April 1, 2020	$35,948	$(64)	$35,884
OCI before reclassifications	6,982	—	6,982
Amounts reclassified from AOCI	—	—	—
Net period OCI	6,982	—	6,982
Balance at June 30, 2020	$42,930	$(64)	$42,866
Six Months Ended June 30, 2021
Balance at January 1, 2021	$44,057	$(64)	$43,993
OCI before reclassifications	(2,747)	—	(2,747)
Amounts reclassified from AOCI	—	64	64
Net period OCI	(2,747)	64	(2,683)
Balance at June 30, 2021	$41,310	$—	$41,310
Six Months Ended June 30, 2020
Balance at January 1, 2020	$50,996	$(64)	$50,932
OCI before reclassifications	(8,066)	—	(8,066)
Amounts reclassified from AOCI	—	—	—
Net period OCI	(8,066)	—	(8,066)
Balance at June 30, 2020	$42,930	$(64)	$42,866
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level II of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level III inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of June 30, 2021 and December 31, 2020, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level II of the fair value hierarchy.
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
Secured financing agreements and CLOs
The fair value of the secured financing agreements and CLOs are determined by discounting the contractual cash flows at the interest rate we estimate such arrangements would bear if executed in the current market. We have determined that our valuation of these instruments should be classified in Level III of the fair value hierarchy.
Unsecured senior notes
The fair value of our unsecured senior notes is determined based on the last available bid price for the respective notes in the current market. As these prices represent observable market data, we have determined that the fair value of these instruments would be classified in Level II of the fair value hierarchy.

Fair Value Disclosures
The following tables present our financial assets and liabilities carried at fair value on a recurring basis in the condensed consolidated balance sheets by their level in the fair value hierarchy as of June 30, 2021 and December 31, 2020 (amounts in thousands):

	June 30, 2021
	Total	Level I	Level II	Level III
Financial Assets:
Loans under fair value option	$1,018,508	$—	$250,687	$767,821
RMBS	154,704	—	—	154,704
CMBS	18,965	—	—	18,965
Equity security	11,880	11,880	—	—
Domestic servicing rights	13,705	—	—	13,705
Derivative assets	35,615	—	35,615	—
VIE assets	63,493,796	—	—	63,493,796
Total	$64,747,173	$11,880	$286,302	$64,448,991
Financial Liabilities:
Derivative liabilities	$33,061	$—	$33,061	$—
VIE liabilities	62,001,710	—	57,165,518	4,836,192
Total	$62,034,771	$—	$57,198,579	$4,836,192

	December 31, 2020
	Total	Level I	Level II	Level III
Financial Assets:
Loans under fair value option	$1,022,979	$—	$—	$1,022,979
RMBS	167,349	—	—	167,349
CMBS	19,457	—	—	19,457
Equity security	11,247	11,247	—	—
Domestic servicing rights	13,202	—	—	13,202
Derivative assets	40,555	—	40,555	—
VIE assets	64,238,328	—	—	64,238,328
Total	$65,513,117	$11,247	$40,555	$65,461,315
Financial Liabilities:
Derivative liabilities	$41,324	$—	$41,324	$—
VIE liabilities	62,776,371	—	60,756,495	2,019,876
Total	$62,817,695	$—	$60,797,819	$2,019,876

The changes in financial assets and liabilities classified as Level III are as follows for the three and six months ended June 30, 2021 and 2020 (amounts in thousands):

Three Months Ended June 30, 2021	Loans at Fair Value	RMBS	CMBS	Domestic Servicing Rights	VIE Assets	VIE Liabilities	Total
April 1, 2021 balance	$763,773	$160,301	$19,256	$12,406	$62,367,110	$(2,227,428)	$61,095,418
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	45,867	—	320	1,299	(1,085,746)	1,294	(1,036,966)
Net accretion	—	2,610	—	—	—	—	2,610
Included in OCI	—	(344)	—	—	—	—	(344)
Purchases / Originations	992,304	—	—	—	—	—	992,304
Sales	(905,653)	—	—	—	—	—	(905,653)
Cash repayments / receipts	(50,257)	(7,863)	(611)	—	—	(1,401)	(60,132)
Transfers into Level III	—	—	—	—	—	(2,431,880)	(2,431,880)
Transfers out of Level III	(250,687)	—	—	—	—	365,456	114,769
Transfers within Level III	172,474	—	—	—	(172,474)	—	—
Consolidation of VIEs	—	—	—	—	2,384,906	(542,233)	1,842,673
June 30, 2021 balance	$767,821	$154,704	$18,965	$13,705	$63,493,796	$(4,836,192)	$59,612,799
Amount of unrealized gains (losses) attributable to assets still held at June 30, 2021:
Included in earnings	$3,274	$2,610	$320	$1,299	$(1,258,220)	$1,294	$(1,249,423)
Included in OCI	$—	$(344)	$—	$—	$—	$—	$(344)

Three Months Ended June 30, 2020	Loans at Fair Value	RMBS	CMBS	Domestic Servicing Rights	VIE Assets	VIE Liabilities	Total
April 1, 2020 balance	$1,347,797	$170,640	$22,435	$16,524	$61,157,805	$(1,506,437)	$61,208,764
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	34,450	—	(351)	(2,569)	2,417,647	(8,686)	2,440,491
Net accretion	—	2,673	—	—	—	—	2,673
Included in OCI	—	6,982	—	—	—	—	6,982
Purchases / Originations	140,700	—	—	—	—	—	140,700
Sales	(589,694)	—	—	—	—	—	(589,694)
Cash repayments / receipts	(38,640)	(6,014)	(193)	—	—	(344)	(45,191)
Transfers into Level III	—	—	—	—	—	(655,942)	(655,942)
Transfers out of Level III	—	—	—	—	—	41,880	41,880
Consolidation of VIEs	—	—	—	—	599,935	—	599,935
June 30, 2020 balance	$894,613	$174,281	$21,891	$13,955	$64,175,387	$(2,129,529)	$63,150,598
Amount of unrealized (losses) gains attributable to assets still held at June 30, 2020:
Included in earnings	$20,349	$2,673	$(351)	$(2,569)	$2,417,647	$(8,686)	$2,429,063
Included in OCI	$—	$6,982	$—	$—	$—	$—	$6,982

Six Months Ended June 30, 2021	Loans at Fair Value	RMBS	CMBS	Domestic Servicing Rights	VIE Assets	VIE Liabilities	Total
January 1, 2021 balance	$1,022,979	$167,349	$19,457	$13,202	$64,238,328	$(2,019,876)	$63,441,439
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	36,389	—	692	503	(3,350,337)	66,975	(3,245,778)
Net accretion	—	5,216	—	—	—	—	5,216
Included in OCI	—	(2,747)	—	—	—	—	(2,747)
Purchases / Originations	1,367,574	—	—	—	—	—	1,367,574
Sales	(1,477,580)	—	—	—	—	—	(1,477,580)
Issuances	—	—	—	—	—	(11,604)	(11,604)
Cash repayments / receipts	(103,328)	(15,114)	(1,184)	—	—	(2,538)	(122,164)
Transfers into Level III	—	—	—	—	—	(2,841,147)	(2,841,147)
Transfers out of Level III	(250,687)	—	—	—	—	514,231	263,544
Transfers within Level III	172,474	—	—	—	(172,474)	—	—
Consolidation of VIEs	—	—	—	—	2,778,279	(542,233)	2,236,046
June 30, 2021 balance	$767,821	$154,704	$18,965	$13,705	$63,493,796	$(4,836,192)	$59,612,799
Amount of unrealized gains (losses) attributable to assets still held at June 30, 2021:
Included in earnings	$2,902	$5,216	$692	$503	$(3,522,811)	$66,975	$(3,446,523)
Included in OCI	$—	$(2,747)	$—	$—	$—	$—	$(2,747)

Six Months Ended June 30, 2020	Loans at Fair Value	RMBS	CMBS	Domestic Servicing Rights	VIE Assets	VIE Liabilities	Total
January 1, 2020 balance	$1,436,194	$189,576	$25,008	$16,917	$62,187,175	$(2,537,392)	$61,317,478
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	18,316	—	5,387	(2,962)	(1,089,145)	137,596	(930,808)
Net accretion	—	5,334	—	—	—	—	5,334
Included in OCI	—	(8,066)	—	—	—	—	(8,066)
Purchases / Originations	887,580	—	—	—	—	—	887,580
Sales	(1,341,440)	—	(7,940)	—	—	—	(1,349,380)
Issuances	—	—	—	—	—	(24,376)	(24,376)
Cash repayments / receipts	(106,037)	(12,563)	(564)	—	—	(9,260)	(128,424)
Transfers into Level III	—	—	—	—	—	(757,207)	(757,207)
Transfers out of Level III	—	—	—	—	—	1,132,205	1,132,205
Consolidation of VIEs	—	—	—	—	3,077,357	(71,095)	3,006,262
June 30, 2020 balance	$894,613	$174,281	$21,891	$13,955	$64,175,387	$(2,129,529)	$63,150,598
Amount of unrealized gains (losses) attributable to assets still held at June 30, 2020:
Included in earnings	$1,589	$5,334	$(999)	$(2,962)	$(1,089,145)	$137,596	$(948,587)
Included in OCI	$—	$(8,066)	$—	$—	$—	$—	$(8,066)
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
The following table presents the fair values of our financial instruments not carried at fair value on the condensed consolidated balance sheets (amounts in thousands):

	June 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets not carried at fair value:
Loans held-for-investment and loans held-for-sale	$12,706,541	$12,776,798	$11,116,929	$11,107,316
HTM debt securities	488,017	468,558	538,605	515,253
Financial liabilities not carried at fair value:
Secured financing agreements and CLO	$12,337,334	$12,430,899	$11,076,744	$11,108,364
Unsecured senior notes	1,737,383	1,802,131	1,732,520	1,786,667

The following is quantitative information about significant unobservable inputs in our Level III measurements for those assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

	Carrying Value at June 30, 2021	Valuation Technique	Unobservable Input	Range (Weighted Average) as of (1)
				June 30, 2021	December 31, 2020
Loans under fair value option	$767,821	Discounted cash flow, market pricing	Coupon (d)	2.6% - 9.5% (5.0%)	3.3% - 9.7% (5.9%)
			Remaining contractual term (d)	2.0 - 38.8 years (24.6 years)	7.3 - 39.3 years (26.3 years)
			FICO score (a)	519 - 823 (739)	519 - 823 (727)
			LTV (b)	13% - 96% (67%)	5% - 94% (68%)
			Purchase price (d)	85.6% - 104.8% (102.0%)	84.4% - 104.8% (99.8%)
RMBS	154,704	Discounted cash flow	Constant prepayment rate (a)	3.8% - 18.4% (8.2%)	3.6% - 19.4% (7.6%)
			Constant default rate (b)	0.7% - 5.0% (2.2%)	0.7% - 5.4% (2.4%)
			Loss severity (b)	0% - 83% (11%) (f)	0% - 85% (20%) (f)
			Delinquency rate (c)	10% - 33% (19%)	10%- 32% (19%)
			Servicer advances (a)	23% -84% (53%)	23% - 82% (54%)
			Annual coupon deterioration (b)	0%- 1.8% (0.1%)	0% - 0.9% (0.1%)
			Putback amount per projected total collateral loss (e)	0% -8% (0.4%)	0% -17% (0.8%)
CMBS	18,965	Discounted cash flow	Yield (b)	0% - 705.9% (11.6%)	0% - 536.6% (7.1%)
			Duration (c)	0 - 6.8 years (5.1 years)	0 - 7.6 years (5.3 years)
Domestic servicing rights	13,705	Discounted cash flow	Debt yield (a)	7.25% (7.25%)	7.50% (7.50%)
			Discount rate (b)	15% (15%)	15% (15%)
VIE assets	63,493,796	Discounted cash flow	Yield (b)	0% - 458.7% (12.0%)	0% - 312.2% (14.3%)
			Duration (c)	0 - 19.8 years (3.6 years)	0 - 16.3 years (3.8 years)
VIE liabilities	4,836,192	Discounted cash flow	Yield (b)	0% - 458.7% (11.9%)	0% - 312.2% (14.4%)
			Duration (c)	0 - 19.8 years (3.8 years)	0 - 10.8 years (3.8 years)
______________________________________________________________________________________________________________________
(1)Unobservable inputs were weighted by the relative carrying value of the instruments as of June 30, 2021 and December 31, 2020.
Information about Uncertainty of Fair Value Measurements
(a)Significant increase (decrease) in the unobservable input in isolation would result in a significantly higher (lower) fair value measurement.
(b)Significant increase (decrease) in the unobservable input in isolation would result in a significantly lower (higher) fair value measurement.
(c)Significant increase (decrease) in the unobservable input in isolation would result in either a significantly lower or higher (higher or lower) fair value measurement depending on the structural features of the security in question.
(d)This unobservable input is not subject to variability as of the respective reporting dates.
(e)Any delay in the putback recovery date leads to a decrease in fair value for the majority of securities in our RMBS portfolio.
(f)8% and 23% of the portfolio falls within a range of 45% - 80% as of June 30, 2021 and December 31, 2020, respectively.

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
Our TRSs engage in various real estate related operations, including special servicing of commercial real estate, originating and securitizing mortgage loans, and investing in entities which engage in real estate-related operations. As of June 30, 2021 and December 31, 2020, approximately $1.5 billion and $1.4 billion, respectively, of assets were owned by TRS entities. Our TRSs are not consolidated for U.S. federal income tax purposes, but are instead taxed as corporations. For financial reporting purposes, a provision for current and deferred taxes is established for the portion of earnings recognized by us with respect to our interest in TRSs.
The following table is a reconciliation of our U.S. federal income tax provision (benefit) determined using our statutory federal tax rate to our reported income tax (benefit) provision for the three and six months ended June 30, 2021 and 2020 (dollars in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2021		2020		2021		2020
Federal statutory tax rate	$25,836	21.0%	$31,849	21.0%	$52,035	21.0%	$16,520	21.0%
REIT and other non-taxable loss	(24,018)	(19.5)%	(26,923)	(17.8)%	(48,519)	(19.6)%	(17,009)	(21.6)%
State income taxes	597	0.5%	1,619	1.1%	1,155	0.5%	(160)	(0.2)%
Federal benefit of state tax deduction	(126)	(0.1)%	(340)	(0.2)%	(243)	(0.1)%	34	—%
Net operating loss carryback rate differential	—	—%	(3,717)	(2.5)%	—	—%	(3,717)	(4.7)%
Intra-entity transfer	(6,037)	(4.9)%	(3,781)	(2.5)%	(6,052)	(2.4)%	(3,781)	(4.8)%
Other	395	0.3%	(5)	—%	501	0.1%	86	0.1%
Effective tax rate	$(3,353)	(2.7)%	$(1,298)	(0.9)%	$(1,123)	(0.5)%	$(8,027)	(10.2)%
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

21. Commitments and Contingencies
As of June 30, 2021, our Commercial and Residential Lending Segment had future commercial loan funding commitments totaling $1.5 billion, of which we expect to fund $1.4 billion. These future funding commitments primarily relate to construction projects, capital improvements, tenant improvements and leasing commissions. Additionally, as of June 30, 2021, our Commercial and Residential Lending Segment had outstanding residential loan purchase commitments of $406.0 million.
As of June 30, 2021, our Infrastructure Lending Segment had future infrastructure loan funding commitments totaling $158.6 million, including $112.4 million under revolvers and letters of credit (“LCs”), and $46.2 million under delayed draw term loans. As of June 30, 2021, $19.4 million of revolvers and LCs were outstanding. Additionally, as of June 30, 2021, our Infrastructure Lending Segment had outstanding loan purchase commitments of $15.0 million.
In connection with the Infrastructure Lending Segment acquisition, we assumed guarantees of certain borrowers’ performance under existing interest rate swaps. As of June 30, 2021, we had five outstanding guarantees on interest rate swaps maturing between May 2022 and June 2025. Refer to Note 12 for further discussion.
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
The table below presents our results of operations for the three months ended June 30, 2021 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Revenues:
Interest income from loans	$165,697	$21,171	$—	$2,404	$—	$189,272	$—	$189,272
Interest income from investment securities	17,190	555	—	25,668	—	43,413	(32,765)	10,648
Servicing fees	110	—	—	16,365	—	16,475	(5,611)	10,864
Rental income	1,419	—	65,410	10,290	—	77,119	—	77,119
Other revenues	74	69	44	2,777	—	2,964	—	2,964
Total revenues	184,490	21,795	65,454	57,504	—	329,243	(38,376)	290,867
Costs and expenses:
Management fees	300	—	—	224	28,716	29,240	10	29,250
Interest expense	48,356	9,694	16,863	5,789	29,171	109,873	(220)	109,653
General and administrative	10,411	3,532	1,028	25,720	4,489	45,180	85	45,265
Acquisition and investment pursuit costs	179	249	—	(21)	—	407	—	407
Costs of rental operations	433	—	25,922	4,376	—	30,731	—	30,731
Depreciation and amortization	311	100	17,901	4,165	—	22,477	—	22,477
Credit loss (reversal) provision, net	(12,447)	603	—	—	—	(11,844)	—	(11,844)
Other expense	—	—	—	—	—	—	—	—
Total costs and expenses	47,543	14,178	61,714	40,253	62,376	226,064	(125)	225,939
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	—	12,509	12,509
Change in fair value of servicing rights	—	—	—	460	—	460	839	1,299
Change in fair value of investment securities, net	(9,402)	—	—	(12,585)	—	(21,987)	23,495	1,508
Change in fair value of mortgage loans, net	12,329	—	—	33,538	—	45,867	—	45,867
Earnings (loss) from unconsolidated entities	1,996	(70)	—	(507)	—	1,419	807	2,226
(Loss) gain on sale of investments and other assets, net	(1,019)	27	—	9,723	—	8,731	—	8,731
(Loss) gain on derivative financial instruments, net	(4,945)	112	(372)	(5,731)	927	(10,009)	—	(10,009)
Foreign currency gain (loss), net	2,715	(62)	(25)	(1)	—	2,627	—	2,627
Loss on extinguishment of debt	(221)	(939)	—	(22)	—	(1,182)	—	(1,182)
Other (loss) income, net	(5,504)	2	—	29	—	(5,473)	—	(5,473)
Total other income (loss)	(4,051)	(930)	(397)	24,904	927	20,453	37,650	58,103
Income (loss) before income taxes	132,896	6,687	3,343	42,155	(61,449)	123,632	(601)	123,031
Income tax benefit (provision)	8,043	(58)	—	(4,632)	—	3,353	—	3,353
Net income (loss)	140,939	6,629	3,343	37,523	(61,449)	126,985	(601)	126,384
Net (income) loss attributable to non-controlling interests	(4)	—	(4,914)	(5,757)	—	(10,675)	601	(10,074)
Net income (loss) attributable to Starwood Property Trust, Inc.	$140,935	$6,629	$(1,571)	$31,766	$(61,449)	$116,310	$—	$116,310

The table below presents our results of operations for the three months ended June 30, 2020 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Revenues:
Interest income from loans	$150,136	$19,126	$—	$1,841	$—	$171,103	$—	$171,103
Interest income from investment securities	17,345	683	—	24,924	—	42,952	(28,308)	14,644
Servicing fees	142	—	—	8,591	—	8,733	(2,075)	6,658
Rental income	690	—	63,566	8,454	—	72,710	—	72,710
Other revenues	54	100	58	280	—	492	(1)	491
Total revenues	168,367	19,909	63,624	44,090	—	295,990	(30,384)	265,606
Costs and expenses:
Management fees	339	—	—	220	22,554	23,113	2	23,115
Interest expense	41,871	9,678	15,942	6,177	27,825	101,493	—	101,493
General and administrative	8,615	4,337	1,281	14,993	3,368	32,594	83	32,677
Acquisition and investment pursuit costs	578	1,100	—	(88)	—	1,590	—	1,590
Costs of rental operations	988	—	24,703	3,941	—	29,632	—	29,632
Depreciation and amortization	430	89	19,153	3,749	—	23,421	—	23,421
Credit loss provision (reversal), net	11,294	(1,092)	—	—	—	10,202	—	10,202
Other expense	76	—	26	—	—	102	—	102
Total costs and expenses	64,191	14,112	61,105	28,992	53,747	222,147	85	222,232
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	—	51,261	51,261
Change in fair value of servicing rights	—	—	—	5,328	—	5,328	(7,897)	(2,569)
Change in fair value of investment securities, net	5,454	—	—	7,941	—	13,395	(12,568)	827
Change in fair value of mortgage loans, net	33,010	—	—	1,440	—	34,450	—	34,450
Earnings (loss) from unconsolidated entities	671	(1,118)	—	29,526	—	29,079	(303)	28,776
(Loss) gain on sale of investments and other assets, net	(961)	—	—	7,433	—	6,472	—	6,472
(Loss) gain on derivative financial instruments, net	(11,736)	(437)	(4,614)	(3,828)	4,517	(16,098)	—	(16,098)
Foreign currency gain (loss), net	6,942	310	(48)	(31)	—	7,173	—	7,173
Loss on extinguishment of debt	(22)	—	(2,185)	—	—	(2,207)	—	(2,207)
Other income, net	—	—	191	13	—	204	—	204
Total other income (loss)	33,358	(1,245)	(6,656)	47,822	4,517	77,796	30,493	108,289
Income (loss) before income taxes	137,534	4,552	(4,137)	62,920	(49,230)	151,639	24	151,663
Income tax (provision) benefit	(3,257)	(56)	—	4,611	—	1,298	—	1,298
Net income (loss)	134,277	4,496	(4,137)	67,531	(49,230)	152,937	24	152,961
Net income attributable to non-controlling interests	(4)	—	(5,111)	(8,166)	—	(13,281)	(24)	(13,305)
Net income (loss) attributable to Starwood Property Trust, Inc.	$134,273	$4,496	$(9,248)	$59,365	$(49,230)	$139,656	$—	$139,656

The table below presents our results of operations for the six months ended June 30, 2021 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Revenues:
Interest income from loans	$336,290	$39,979	$—	$3,578	$—	$379,847	$—	$379,847
Interest income from investment securities	35,575	1,119	—	46,608	—	83,302	(61,044)	22,258
Servicing fees	234	—	—	28,821	—	29,055	(9,789)	19,266
Rental income	2,758	—	130,514	20,185	—	153,457	—	153,457
Other revenues	164	162	84	2,859	—	3,269	—	3,269
Total revenues	375,021	41,260	130,598	102,051	—	648,930	(70,833)	578,097
Costs and expenses:
Management fees	615	—	—	446	66,904	67,965	21	67,986
Interest expense	92,651	18,535	32,695	11,238	58,319	213,438	(411)	213,027
General and administrative	21,744	6,974	2,051	44,160	8,800	83,729	172	83,901
Acquisition and investment pursuit costs	364	249	—	(21)	—	592	—	592
Costs of rental operations	910	—	49,882	8,684	—	59,476	—	59,476
Depreciation and amortization	618	200	36,001	8,132	—	44,951	—	44,951
Credit loss (reversal) provision, net	(12,976)	1,176	—	—	—	(11,800)	—	(11,800)
Other expense	31	—	583	71	—	685	—	685
Total costs and expenses	103,957	27,134	121,212	72,710	134,023	459,036	(218)	458,818
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	—	52,254	52,254
Change in fair value of servicing rights	—	—	—	1,205	—	1,205	(702)	503
Change in fair value of investment securities, net	(11,452)	—	—	(5,415)	—	(16,867)	18,069	1,202
Change in fair value of mortgage loans, net	1,615	—	—	34,774	—	36,389	—	36,389
Earnings (loss) from unconsolidated entities	3,749	(324)	—	82	—	3,507	453	3,960
Gain on sale of investments and other assets, net	16,674	27	—	9,723	—	26,424	—	26,424
Gain (loss) on derivative financial instruments, net	21,196	796	4,352	3,552	(5,916)	23,980	—	23,980
Foreign currency loss, net	(8,879)	(111)	—	(64)	—	(9,054)	—	(9,054)
Loss on extinguishment of debt	(289)	(1,246)	(141)	(22)	—	(1,698)	—	(1,698)
Other (loss) income, net	(5,504)	23	—	29	—	(5,452)	—	(5,452)
Total other income (loss)	17,110	(835)	4,211	43,864	(5,916)	58,434	70,074	128,508
Income (loss) before income taxes	288,174	13,291	13,597	73,205	(139,939)	248,328	(541)	247,787
Income tax benefit (provision)	6,538	(150)	—	(5,265)	—	1,123	—	1,123
Net income (loss)	294,712	13,141	13,597	67,940	(139,939)	249,451	(541)	248,910
Net (income) loss attributable to non-controlling interests	(7)	—	(9,991)	(11,765)	—	(21,763)	541	(21,222)
Net income (loss) attributable to Starwood Property Trust, Inc.	$294,705	$13,141	$3,606	$56,175	$(139,939)	$227,688	$—	$227,688

The table below presents our results of operations for the six months ended June 30, 2020 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Revenues:
Interest income from loans	$342,517	$41,539	$—	$4,474	$—	$388,530	$—	$388,530
Interest income from investment securities	35,973	1,384	—	49,724	—	87,081	(57,197)	29,884
Servicing fees	314	—	—	15,033	—	15,347	(3,896)	11,451
Rental income	768	—	127,527	18,561	—	146,856	—	146,856
Other revenues	232	243	180	793	—	1,448	(3)	1,445
Total revenues	379,804	43,166	127,707	88,585	—	639,262	(61,096)	578,166
Costs and expenses:
Management fees	690	—	—	459	62,661	63,810	33	63,843
Interest expense	95,821	22,795	33,063	13,371	56,630	221,680	(162)	221,518
General and administrative	16,747	8,760	2,359	35,677	7,669	71,212	167	71,379
Acquisition and investment pursuit costs	1,438	1,117	12	(68)	—	2,499	—	2,499
Costs of rental operations	1,766	—	47,555	8,525	—	57,846	—	57,846
Depreciation and amortization	845	159	38,441	7,956	—	47,401	—	47,401
Credit loss provision, net	51,511	7,360	—	—	—	58,871	—	58,871
Other expense	153	—	337	—	—	490	—	490
Total costs and expenses	168,971	40,191	121,767	65,920	126,960	523,809	38	523,847
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	—	5,768	5,768
Change in fair value of servicing rights	—	—	—	5,646	—	5,646	(8,608)	(2,962)
Change in fair value of investment securities, net	(22,425)	—	—	(39,275)	—	(61,700)	65,031	3,331
Change in fair value of mortgage loans, net	(2,507)	—	—	20,823	—	18,316	—	18,316
Earnings (loss) from unconsolidated entities	722	(1,118)	—	30,146	—	29,750	(877)	28,873
(Loss) gain on sale of investments and other assets, net	(961)	296	—	7,433	—	6,768	—	6,768
Gain (loss) on derivative financial instruments, net	19,069	(1,438)	(34,837)	(22,934)	33,752	(6,388)	—	(6,388)
Foreign currency loss, net	(27,059)	(163)	(67)	(24)	—	(27,313)	—	(27,313)
Loss on extinguishment of debt	(22)	(170)	(2,185)	—	—	(2,377)	—	(2,377)
Other income, net	—	—	241	89	—	330	—	330
Total other income (loss)	(33,183)	(2,593)	(36,848)	1,904	33,752	(36,968)	61,314	24,346
Income (loss) before income taxes	177,650	382	(30,908)	24,569	(93,208)	78,485	180	78,665
Income tax benefit	1,165	89	—	6,773	—	8,027	—	8,027
Net income (loss)	178,815	471	(30,908)	31,342	(93,208)	86,512	180	86,692
Net income attributable to non-controlling interests	(7)	—	(10,222)	(3,396)	—	(13,625)	(180)	(13,805)
Net income (loss) attributable to Starwood Property Trust, Inc.	$178,808	$471	$(41,130)	$27,946	$(93,208)	$72,887	$—	$72,887

The table below presents our condensed consolidated balance sheet as of June 30, 2021 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Assets:
Cash and cash equivalents	$60,651	$31,695	$28,088	$22,618	$110,904	$253,956	$611	$254,567
Restricted cash	60,416	25,840	6,681	13,072	—	106,009	—	106,009
Loans held-for-investment, net	11,068,406	1,694,109	—	857	—	12,763,372	—	12,763,372
Loans held-for-sale	494,113	85,875	—	381,689	—	961,677	—	961,677
Investment securities	951,036	33,881	—	1,145,485	—	2,130,402	(1,456,836)	673,566
Properties, net	124,916	—	1,941,500	177,153	—	2,243,569	—	2,243,569
Intangible assets	—	—	37,361	69,910	—	107,271	(42,078)	65,193
Investment in unconsolidated entities	43,717	24,770	—	42,954	—	111,441	(14,652)	96,789
Goodwill	—	119,409	—	140,437	—	259,846	—	259,846
Derivative assets	12,472	—	124	92	22,927	35,615	—	35,615
Accrued interest receivable	102,086	5,307	—	495	6,031	113,919	(119)	113,800
Other assets	81,621	11,497	91,158	42,237	14,977	241,490	13	241,503
VIE assets, at fair value	—	—	—	—	—	—	63,493,796	63,493,796
Total Assets	$12,999,434	$2,032,383	$2,104,912	$2,036,999	$154,839	$19,328,567	$61,980,735	$81,309,302
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$38,973	$8,464	$45,231	$40,245	$49,260	$182,173	$53	$182,226
Related-party payable	—	—	—	—	26,393	26,393	38	26,431
Dividends payable	—	—	—	—	139,457	139,457	—	139,457
Derivative liabilities	31,530	1,118	—	413	—	33,061	—	33,061
Secured financing agreements, net	5,751,375	957,605	1,872,043	742,811	630,578	9,954,412	(21,750)	9,932,662
Collateralized loan obligations, net	2,000,073	404,599	—	—	—	2,404,672	—	2,404,672
Unsecured senior notes, net	—	—	—	—	1,737,383	1,737,383	—	1,737,383
VIE liabilities, at fair value	—	—	—	—	—	—	62,001,710	62,001,710
Total Liabilities	7,821,951	1,371,786	1,917,274	783,469	2,583,071	14,477,551	61,980,051	76,457,602
Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Common stock	—	—	—	—	2,952	2,952	—	2,952
Additional paid-in capital	878,471	629,130	16,967	(218,645)	3,942,567	5,248,490	—	5,248,490
Treasury stock	—	—	—	—	(138,022)	(138,022)	—	(138,022)
Accumulated other comprehensive income	41,310	—	—	—	—	41,310	—	41,310
Retained earnings (accumulated deficit)	4,257,587	31,467	(47,694)	1,316,994	(6,235,729)	(677,375)	—	(677,375)
Total Starwood Property Trust, Inc. Stockholders’ Equity	5,177,368	660,597	(30,727)	1,098,349	(2,428,232)	4,477,355	—	4,477,355
Non-controlling interests in consolidated subsidiaries	115	—	218,365	155,181	—	373,661	684	374,345
Total Equity	5,177,483	660,597	187,638	1,253,530	(2,428,232)	4,851,016	684	4,851,700
Total Liabilities and Equity	$12,999,434	$2,032,383	$2,104,912	$2,036,999	$154,839	$19,328,567	$61,980,735	$81,309,302

The table below presents our condensed consolidated balance sheet as of December 31, 2020 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Assets:
Cash and cash equivalents	$160,007	$4,440	$32,080	$19,546	$346,372	$562,445	$772	$563,217
Restricted cash	93,445	45,113	7,192	13,195	—	158,945	—	158,945
Loans held-for-investment, net	9,673,625	1,412,440	—	1,008	—	11,087,073	—	11,087,073
Loans held-for-sale	841,963	120,540	—	90,332	—	1,052,835	—	1,052,835
Investment securities	1,014,402	35,681	—	1,112,145	—	2,162,228	(1,425,570)	736,658
Properties, net	103,896	—	1,969,414	197,843	—	2,271,153	—	2,271,153
Intangible assets	—	—	40,370	71,123	—	111,493	(41,376)	70,117
Investment in unconsolidated entities	54,407	25,095	—	44,664	—	124,166	(16,112)	108,054
Goodwill	—	119,409	—	140,437	—	259,846	—	259,846
Derivative assets	6,595	—	41	147	33,772	40,555	—	40,555
Accrued interest receivable	87,922	2,091	—	123	5,978	96,114	(134)	95,980
Other assets	61,638	4,531	69,859	44,579	10,148	190,755	(7)	190,748
VIE assets, at fair value	—	—	—	—	—	—	64,238,328	64,238,328
Total Assets	$12,097,900	$1,769,340	$2,118,956	$1,735,142	$396,270	$18,117,608	$62,755,901	$80,873,509
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$41,104	$12,144	$43,630	$45,309	$64,583	$206,770	$75	$206,845
Related-party payable	—	—	—	5	39,165	39,170	—	39,170
Dividends payable	—	—	—	—	137,959	137,959	—	137,959
Derivative liabilities	39,082	1,718	—	524	—	41,324	—	41,324
Secured financing agreements, net	5,893,999	1,240,763	1,794,609	606,100	632,719	10,168,190	(22,000)	10,146,190
Collateralized loan obligations, net	930,554	—	—	—	—	930,554	—	930,554
Unsecured senior notes, net	—	—	—	—	1,732,520	1,732,520	—	1,732,520
VIE liabilities, at fair value	—	—	—	—	—	—	62,776,371	62,776,371
Total Liabilities	6,904,739	1,254,625	1,838,239	651,938	2,606,946	13,256,487	62,754,446	76,010,933
Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Common stock	—	—	—	—	2,921	2,921	—	2,921
Additional paid-in capital	1,192,584	496,387	98,882	(322,992)	3,744,878	5,209,739	—	5,209,739
Treasury stock	—	—	—	—	(138,022)	(138,022)	—	(138,022)
Accumulated other comprehensive income (loss)	44,057	—	—	(64)	—	43,993	—	43,993
Retained earnings (accumulated deficit)	3,956,405	18,328	(44,832)	1,260,819	(5,820,453)	(629,733)	—	(629,733)
Total Starwood Property Trust, Inc. Stockholders’ Equity	5,193,046	514,715	54,050	937,763	(2,210,676)	4,488,898	—	4,488,898
Non-controlling interests in consolidated subsidiaries	115	—	226,667	145,441	—	372,223	1,455	373,678
Total Equity	5,193,161	514,715	280,717	1,083,204	(2,210,676)	4,861,121	1,455	4,862,576
Total Liabilities and Equity	$12,097,900	$1,769,340	$2,118,956	$1,735,142	$396,270	$18,117,608	$62,755,901	$80,873,509

23. Subsequent Events
Our significant events subsequent to June 30, 2021 were as follows:
Unsecured Senior Notes
In July 2021, we issued $400.0 million of 3.625% Senior Notes due 2026 which mature on July 15, 2026.
Single-Asset Single-Borrower Securitization
In July 2021, we securitized a previously originated $230.0 million first mortgage and mezzanine loan on a portfolio of 41 extended stay hotels with $210.1 million of third party financing at an average coupon of LIBOR + 222 bps.

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
We have four reportable business segments as of June 30, 2021 and we refer to the investments within these segments as our target assets:
•Real estate commercial and residential lending (the “Commercial and Residential Lending Segment”)—engages primarily in originating, acquiring, financing and managing commercial first mortgages, non-agency residential mortgages (“residential loans”), subordinated mortgages, mezzanine loans, preferred equity, commercial mortgage-backed securities (“CMBS”), residential mortgage-backed securities (“RMBS”) and other real estate and real estate-related debt investments in both the U.S. and Europe (including distressed or non-performing loans). Our residential loans are secured by a first mortgage lien on residential property and consist of non-agency residential loans that are not guaranteed by any U.S. Government agency or federally chartered corporation.
•Infrastructure lending (the “Infrastructure Lending Segment”)—engages primarily in originating, acquiring, financing and managing infrastructure debt investments.
•Real estate property (the “Property Segment”)—engages primarily in acquiring and managing equity interests in stabilized commercial real estate properties, including multifamily properties and commercial properties subject to net leases, that are held for investment.
•Real estate investing and servicing (the “Investing and Servicing Segment”)—includes (i) a servicing business in the U.S. that manages and works out problem assets, (ii) an investment business that selectively acquires and manages unrated, investment grade and non-investment grade rated CMBS, including subordinated interests of securitization and resecuritization transactions, (iii) a mortgage loan business which originates conduit loans for the primary purpose of selling these loans into securitization transactions and (iv) an investment business that selectively acquires commercial real estate assets, including properties acquired from CMBS trusts.
Our segments exclude the consolidation of securitization variable interest entities (“VIEs”).
Refer to Note 1 of our condensed consolidated financial statements included herein (the “Condensed Consolidated Financial Statements”) for further discussion of our business and organization.
COVID-19 Pandemic
The full extent of the impact and effects of COVID-19 will depend on future developments, including, among other factors, the duration, spread and resurgences of the virus, including certain variants thereof, along with related travel advisories, quarantines and restrictions, the recovery time of the disrupted supply chains and industries, the impact of labor market interruptions, the impact of government interventions, the pace, scope and efficacy of vaccination programs, and general uncertainty as to the impact of COVID-19, including related variants, on the global economy.
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
Developments During the Second Quarter of 2021
Commercial and Residential Lending Segment
•In May 2021, we refinanced a pool of our commercial loans held-for-investment through a collateralized loan obligation (“CLO”), STWD 2021-FL2. The CLO has a contractual maturity of April 2038 and a weighted average cost of financing of LIBOR + 1.79%, inclusive of the amortization of deferred issuance costs. On the closing date, the CLO issued $1.3 billion of notes and preferred shares, of which $1.1 billion of notes was purchased by third party investors. We retained $70.1 million of notes, along with preferred shares with a liquidation preference of $127.5 million. The CLO contains a reinvestment feature that, subject to certain eligibility criteria, allows us to contribute new loans or participation interests in loans to the CLO in exchange for cash.
•Originated or acquired $1.7 billion of commercial loans during the quarter, including the following:
◦$460.0 million first mortgage, mezzanine loan and preferred equity interest for the refinancing of a five asset portfolio that includes four multifamily properties and an office property located in New York and Connecticut, of which the Company funded $291.9 million.
◦$253.0 million first mortgage and mezzanine loan for the refinancing of a 495 unit, three tower multifamily property located in Florida, of which the Company funded $202.7 million.
◦$231.1 million first mortgage and mezzanine loan for the refinancing of a luxury residential project located in California, of which the Company funded $176.5 million and sold the $147.9 million senior interest in the first mortgage.
◦$160.0 million first mortgage loan for the refinancing of a 362 room resort located in Florida, of which the Company funded $129.5 million and sold the $120.0 million senior interest in the first mortgage.
◦$150.0 million first mortgage and mezzanine loan for the refinancing of a Class A, 204 unit multifamily tower and a 245-key hotel located in Florida, of which the Company funded $138.8 million.
◦$120.0 million first mortgage on a loan we originated in 2017 for the refinancing of a 510-key hotel portfolio located in Massachusetts, which the Company fully funded; in connection with this origination, our mezzanine loan was sold and our basis per key was reduced by 14%.
•Funded $149.3 million of previously originated commercial loan commitments.
•Received gross proceeds of $1.1 billion ($483.3 million, net of debt repayments) from maturities and principal repayments on our commercial loans.
•Received gross proceeds of $208.0 million and $21.5 million ($29.9 million and $2.5 million, net of debt repayments) from sales of senior interests in first mortgage loans and whole loan interests, respectively.
•Acquired $663.3 million of residential loans, of which $172.5 million related to loans acquired upon redemption of a consolidated RMBS trust.
•Received proceeds of $584.0 million, including retained RMBS of $52.4 million, from the securitization of $564.4 million of residential loans.
•Received proceeds of $30.7 million from the sale of retained RMBS.

Infrastructure Lending Segment
•In April 2021, we refinanced a pool of our infrastructure loans held-for-investment through a CLO, STWD 2021-SIF1. The CLO has a contractual maturity of April 2032 and a weighted average cost of financing of LIBOR + 2.15%, inclusive of the amortization of deferred issuance costs. On the closing date, the CLO issued $500.0 million of notes and preferred shares, of which $410.0 million of notes was purchased by third party investors. We retained preferred shares with a liquidation preference of $90.0 million. The CLO contains a reinvestment feature that, subject to certain eligibility criteria, allows us to contribute new loans or participation interests in loans to the CLO in exchange for cash.
•Acquired $168.1 million of infrastructure loans and funded $23.4 million of pre-existing infrastructure loan commitments.
•Received proceeds of $84.5 million from maturities and principal repayments on our infrastructure loans and bonds and $2.5 million from sales of infrastructure loans.
Investing and Servicing Segment
•Originated commercial conduit loans of $501.5 million.
•Received proceeds of $321.4 million from sales of previously originated commercial conduit loans and priced $236.8 million of previously originated commercial conduit loans in two securitizations that settled subsequent to June 30, 2021.
•Acquired CMBS for a purchase price of $51.5 million, net of non-controlling interests.
•Obtained one new special servicing assignment for a CMBS trust with a total unpaid principal balance of $817.1 million.
•Sold commercial real estate for gross proceeds of $30.9 million and recognized a gain of $9.7 million.
Developments During the First Quarter of 2021
Commercial and Residential Lending Segment
•Originated $2.2 billion of commercial loans during the quarter, including the following:
◦£360.0 million ($504.5 million) first mortgage loan to finance the acquisition of a portfolio of vacation cottages, caravan homes and resorts across the United Kingdom, which the Company fully funded.
◦£227.6 million ($317.5 million) first mortgage loan for the refinancing of 14 assisted living facilities located across the United Kingdom, which the Company fully funded.
◦$295.0 million first mortgage and mezzanine loan for the refinancing of a 666 unit Class A high-rise multifamily property and 70,873 square foot office building located in California, of which the Company funded $280.0 million.
◦$230.0 million first mortgage and mezzanine loan on a 41 property extended stay portfolio located across the U.S., which the Company fully funded.
◦$155.0 million first mortgage and mezzanine loan for the refinancing of a 4.7 acre, industrially-zoned development parcel located in New York, of which the Company funded $104.3 million.
◦$151.0 million first mortgage loan for the refinancing of a 368 unit student housing property located in Pennsylvania, which the Company fully funded.
◦$120.0 million first mortgage loan for the refinancing of a 369,852 square foot Class A office building located in Washington, DC, which the Company fully funded.

◦$109.8 million first mortgage and mezzanine loan for the acquisition of four 6-story office buildings located in Georgia, of which the Company funded $95.9 million.
•Funded $174.9 million of previously originated commercial loan commitments.
•Received gross proceeds of $1.1 billion ($354.0 million, net of debt repayments) from maturities and principal repayments on our commercial loans and preferred equity.
•Sold commercial real estate in Montgomery, Alabama that was previously acquired through foreclosure in March 2019 for gross proceeds of $30.6 million and recognized a gain of $17.7 million. At the foreclosure date, the loan had a carrying value of $9.0 million ($20.9 million unpaid principal balance net of an $8.3 million allowance and $3.6 million of unamortized discount).
•Acquired $208.8 million of residential loans.
•Received proceeds of $389.8 million, including retained RMBS of $27.3 million, from the securitization of $383.5 million of residential loans. Also received proceeds of $92.4 million from the sale of $89.4 million of residential loans outside of securitization.
Infrastructure Lending Segment
•Acquired $86.3 million of infrastructure loans and funded $13.8 million of pre-existing infrastructure loan commitments.
•Received proceeds of $19.2 million from principal repayments on our infrastructure loans and bonds.
Property Segment
•Refinanced our Woodstar II Portfolio by entering into mortgage loans with total borrowings of $82.9 million. The loans carry seven-year terms and a weighted average fixed annual interest rate of 4.36%. A portion of the net proceeds from the mortgage loans was used to repay $4.9 million of outstanding government sponsored mortgage loans.
Investing and Servicing Segment
•Originated commercial conduit loans of $166.5 million. Separately, received proceeds of $89.7 million from sales of previously originated commercial conduit loans.
•Sold CMBS for total gross proceeds of $11.6 million.
•Obtained two new special servicing assignments for CMBS trusts with a total unpaid principal balance of $381.0 million.
Subsequent Events
Refer to Note 23 to the Condensed Consolidated Financial Statements for disclosure regarding significant transactions that occurred subsequent to June 30, 2021.

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
We have elected to present a comparison of our results of operations for the current quarter with that of the immediately preceding quarter, as permitted under the recently amended SEC disclosure guidelines. Because our business is not seasonal, we believe this results in a more meaningful comparison of quarterly results than a comparison to the same quarter of the prior year. We continue to present the required comparison of current year-to-date results with the same period of the prior year. The following table compares our summarized results of operations for the three months ended June 30, 2021 and March 31, 2021 and for the six months ended June 30, 2021 and 2020 by business segment (amounts in thousands):

	For the Three Months Ended			For the Six Months Ended
Revenues:	June 30, 2021	March 31, 2021	$ Change	June 30, 2021	June 30, 2020	$ Change
Commercial and Residential Lending Segment	$184,490	$190,531	$(6,041)	$375,021	$379,804	$(4,783)
Infrastructure Lending Segment	21,795	19,465	2,330	41,260	43,166	(1,906)
Property Segment	65,454	65,144	310	130,598	127,707	2,891
Investing and Servicing Segment	57,504	44,547	12,957	102,051	88,585	13,466
Corporate	—	—	—	—	—	—
Securitization VIE eliminations	(38,376)	(32,457)	(5,919)	(70,833)	(61,096)	(9,737)
	290,867	287,230	3,637	578,097	578,166	(69)
Costs and expenses:
Commercial and Residential Lending Segment	47,543	56,414	(8,871)	103,957	168,971	(65,014)
Infrastructure Lending Segment	14,178	12,956	1,222	27,134	40,191	(13,057)
Property Segment	61,714	59,498	2,216	121,212	121,767	(555)
Investing and Servicing Segment	40,253	32,457	7,796	72,710	65,920	6,790
Corporate	62,376	71,647	(9,271)	134,023	126,960	7,063
Securitization VIE eliminations	(125)	(93)	(32)	(218)	38	(256)
	225,939	232,879	(6,940)	458,818	523,847	(65,029)
Other income (loss):
Commercial and Residential Lending Segment	(4,051)	21,161	(25,212)	17,110	(33,183)	50,293
Infrastructure Lending Segment	(930)	95	(1,025)	(835)	(2,593)	1,758
Property Segment	(397)	4,608	(5,005)	4,211	(36,848)	41,059
Investing and Servicing Segment	24,904	18,960	5,944	43,864	1,904	41,960
Corporate	927	(6,843)	7,770	(5,916)	33,752	(39,668)
Securitization VIE eliminations	37,650	32,424	5,226	70,074	61,314	8,760
	58,103	70,405	(12,302)	128,508	24,346	104,162
Income (loss) before income taxes:
Commercial and Residential Lending Segment	132,896	155,278	(22,382)	288,174	177,650	110,524
Infrastructure Lending Segment	6,687	6,604	83	13,291	382	12,909
Property Segment	3,343	10,254	(6,911)	13,597	(30,908)	44,505
Investing and Servicing Segment	42,155	31,050	11,105	73,205	24,569	48,636
Corporate	(61,449)	(78,490)	17,041	(139,939)	(93,208)	(46,731)
Securitization VIE eliminations	(601)	60	(661)	(541)	180	(721)
	123,031	124,756	(1,725)	247,787	78,665	169,122
Income tax benefit (provision)	3,353	(2,230)	5,583	1,123	8,027	(6,904)
Net income attributable to non-controlling interests	(10,074)	(11,148)	1,074	(21,222)	(13,805)	(7,417)
Net income attributable to Starwood Property Trust, Inc.	$116,310	$111,378	$4,932	$227,688	$72,887	$154,801

Three Months Ended June 30, 2021 Compared to the Three Months Ended March 31, 2021
Commercial and Residential Lending Segment

Revenues

For the three months ended June 30, 2021, revenues of our Commercial and Residential Lending Segment decreased $6.0 million to $184.5 million, compared to $190.5 million for the three months ended March 31, 2021. This decrease was primarily due to decreases in interest income from loans of $4.9 million and investment securities of $1.2 million. The decrease in interest income from loans was principally due to (i) lower prepayment related income on commercial loans and (ii) lower average balances of residential loans reflecting the timing of purchases and securitizations, partially offset by (iii) higher average balances of commercial loans. The decrease in interest income from investment securities was primarily due to lower average investment balances reflecting repayments.

Costs and Expenses

For the three months ended June 30, 2021, costs and expenses of our Commercial and Residential Lending Segment decreased $8.9 million to $47.5 million, compared to $56.4 million for the three months ended March 31, 2021. This decrease was primarily due to an $11.9 million increase in credit loss reversal, partially offset by a $4.1 million increase in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio. The credit loss reversal increased from $0.5 million in the first quarter of 2021 to $12.4 million in the second quarter of 2021 primarily due to an improvement in macroeconomic forecasts and the effect on our estimate of current expected credit losses (“CECL”). The increase in interest expense was primarily due to higher average borrowings outstanding.

Net Interest Income (amounts in thousands)

	For the Three Months Ended
	June 30, 2021	March 31, 2021	Change
Interest income from loans	$165,697	$170,593	$(4,896)
Interest income from investment securities	17,190	18,385	(1,195)
Interest expense	(48,356)	(44,295)	(4,061)
Net interest income	134,531	$144,683	$(10,152)

For the three months ended June 30, 2021, net interest income of our Commercial and Residential Lending Segment decreased $10.2 million to $134.5 million, compared to $144.7 million for the three months ended March 31, 2021. This decrease reflects the decreases in interest income and the increase in interest expense on our secured financing facilities, both as discussed in the sections above.

During the three months ended June 30, 2021 and March 31, 2021, the weighted average unlevered yields on the Commercial and Residential Lending Segment’s loans and investment securities were as follows:

	For the Three Months Ended
	June 30, 2021	March 31, 2021
Commercial	5.6%	5.9%
Residential	7.5%	7.5%
Overall	5.7%	6.1%

The overall weighted average unlevered yield was lower primarily due to the decrease in prepayment related income.

During the three months ended June 30, 2021 and March 31, 2021, the Commercial and Residential Lending Segment’s weighted average secured borrowing rates, inclusive of interest rate hedging costs and the amortization of deferred financing fees, were 2.5% and 2.6%, respectively.

Other Income (Loss)

For the three months ended June 30, 2021, other income of our Commercial and Residential Lending Segment decreased $25.2 million to a loss of $4.0 million compared to income of $21.2 million for the three months ended March 31, 2021. This decrease was primarily due to (i) a $31.1 million unfavorable change in gain (loss) on derivatives, (ii) the nonrecurrence of a $17.7 million gain on sale of a foreclosed property in the first quarter of 2021, (iii) a $7.4 million greater decrease in fair value of investment securities and (iv) $4.6 million of transfer taxes related to the foreclosure of a residential conversion project, partially offset by (v) a $23.0 million favorable change in fair value of residential loans and (vi) a $14.3 million favorable change in foreign currency gain (loss). The unfavorable change in gain (loss) on derivatives in the second quarter of 2021 reflects a $16.1 million unfavorable change in gain (loss) on foreign currency hedges and a $15.0 million unfavorable change in gain (loss) on interest rate swaps. The foreign currency hedges are used to fix the U.S. dollar amounts of cash flows (both interest and principal payments) we expect to receive from our foreign currency denominated loans and investments. The unfavorable change in gain (loss) on foreign currency hedges and the favorable change in foreign currency gain (loss) reflect the weakening of the U.S. dollar against the pound sterling (“GBP”) and Euro (“EUR”), partially offset by a strengthening against the Australian dollar (“AUD”), in the second quarter of 2021 compared to a strengthening of the U.S. dollar against the EUR and AUD, partially offset by a weakening against the GBP in the first quarter of 2021. The interest rate swaps are used primarily to fix our interest rate payments on certain variable rate borrowings which fund fixed rate investments and to hedge our interest rate risk on residential loans held-for-sale.

Infrastructure Lending Segment

Revenues

For the three months ended June 30, 2021, revenues of our Infrastructure Lending Segment increased $2.3 million to $21.8 million, compared to $19.5 million for the three months ended March 31, 2021. This was primarily due to an increase in interest income from loans reflecting higher average balances as a result of loan acquisitions.

Costs and Expenses

For the three months ended June 30, 2021, costs and expenses of our Infrastructure Lending Segment increased $1.2 million to $14.2 million, compared to $13.0 million for the three months ended March 31, 2021. The increase was primarily due to a $0.9 million increase in in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio. The increase in interest expense was primarily due to higher average borrowings outstanding.

Net Interest Income (amounts in thousands)

	For the Three Months Ended
	June 30, 2021	March 31, 2021	Change
Interest income from loans	$21,171	$18,808	$2,363
Interest income from investment securities	555	564	(9)
Interest expense	(9,694)	(8,841)	(853)
Net interest income	$12,032	$10,531	$1,501

For the three months ended June 30, 2021, net interest income of our Infrastructure Lending Segment increased $1.5 million to $12.0 million, compared to $10.5 million for the three months ended March 31, 2021. The increase reflects the increase in interest income, partially offset by the increase in interest expense on the secured financing facilities, both as discussed in the sections above.

During the three months ended June 30, 2021 and March 31, 2021, the weighted average unlevered yields on the Infrastructure Lending Segment’s investments were as follows:

	For the Three Months Ended
	June 30, 2021	March 31, 2021
Loans and investment securities held-for-investment	4.9%	4.8%
Loans held-for-sale	2.9%	3.2%

During both the three months ended June 30, 2021 and March 31, 2021, the Infrastructure Lending Segment’s weighted average secured borrowing rate, inclusive of the amortization of deferred financing fees, was 2.9%.

Other Income (Loss)

For the three months ended June 30, 2021 and March 31, 2021, other income of our Infrastructure Lending Segment decreased $1.0 million to a loss of $0.9 million, compared to income of $0.1 million for the three months ended March 31, 2021. This decrease was primarily due to a $0.6 million increased loss on extinguishment of debt and a $0.6 million decreased gain on interest rate derivatives.

Property Segment

Change in Results by Portfolio (amounts in thousands)

	$ Change from prior period
	Revenues	Costs and expenses	Gain (loss) on derivative financial instruments	Other income (loss)	Income (loss) before income taxes
Master Lease Portfolio	$—	$6	$—	$—	$(6)
Medical Office Portfolio	(289)	217	(4,936)	—	(5,442)
Woodstar I Portfolio	370	707	(160)	—	(497)
Woodstar II Portfolio	229	1,235	—	141	(865)
Other/Corporate	—	51	—	(50)	(101)
Total	$310	$2,216	$(5,096)	$91	$(6,911)

See Note 6 to the Condensed Consolidated Financial Statements for a description of the above-referenced Property Segment portfolios.

Revenues

For the three months ended June 30, 2021, revenues of our Property Segment increased $0.3 million to $65.4 million, compared to $65.1 million for the three months ended March 31, 2021.

Costs and Expenses

For the three months ended June 30, 2021, costs and expenses of our Property Segment increased $2.2 million to $61.7 million, compared to $59.5 million for the three months ended March 31, 2021. This increase was primarily due to a $1.2 million increase in repairs and maintenance and a $1.0 million increase in interest expense due to higher average borrowings outstanding from the refinancing of our Woodstar II Portfolio in March 2021.

Other Income (Loss)

For the three months ended June 30, 2021, other income of our Property Segment decreased $5.0 million to a loss of $0.4 million, compared to income of $4.6 million for the three months ended March 31, 2021. The decrease in other income was primarily due to a $5.1 million unfavorable change in gain (loss) on derivatives which primarily hedge our interest rate risk on borrowings secured by our Medical Office Portfolio.

Investing and Servicing Segment

Revenues

For the three months ended June 30, 2021, revenues of our Investing and Servicing Segment increased $13.0 million to $57.5 million, compared to $44.5 million for the three months ended March 31, 2021. The increase primarily reflects a (i) $6.0 million increase in interest income from CMBS and conduit loans, which includes a $3.9 million increase in CMBS interest recoveries, (ii) a $3.9 million increase in servicing fees primarily from COVID-19 related loan modifications and liquidations and (iii) a $2.7 million increase in other fees related to an origination fee on a loan that we co-originated for the purpose of contributing into a single-asset single-borrower CMBS transaction.

Costs and Expenses

For the three months ended June 30, 2021, costs and expenses of our Investing and Servicing Segment increased $7.8 million to $40.3 million, compared to $32.5 million for the three months ended March 31, 2021. The increase in costs and expenses was primarily due to an increase of $7.3 million in general and administrative expenses reflecting increased incentive compensation, principally due to higher securitization volume.

Other Income

For the three months ended June 30, 2021, other income of our Investing and Servicing Segment increased $5.9 million to $24.9 million, compared to $19.0 million for the three months ended March 31, 2021. The increase in other income was primarily due to (i) a $32.3 million greater increase in fair value of conduit loans and (ii) a $9.7 million gain on sale of an operating property in the second quarter of 2021, partially offset by (iii) a $19.8 million unfavorable change in fair value of

CMBS investments and (iii) a $15.0 million unfavorable change in gain (loss) on derivatives which primarily hedge our interest rate risk on conduit loans and CMBS investments.

Corporate and Other Items

Corporate Costs and Expenses

For the three months ended June 30, 2021, corporate expenses decreased $9.2 million to $62.4 million, compared to $71.6 million for the three months ended March 31, 2021. This was primarily due to a decrease of $9.5 million in incentive management fees and amortization of manager equity plan awards.

Corporate Other Income (Loss)

For the three months ended June 30, 2021, corporate other income (loss) improved $7.7 million to income of $0.9 million, compared to a loss of $6.8 million for the three months ended March 31, 2021. This was due to a favorable change in gain (loss) on interest rate swaps which hedge a portion of our unsecured senior notes used to repay variable-rate secured financing.

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

Income Tax Benefit (Provision)

Our consolidated income taxes principally relate to the taxable nature of our loan servicing and loan securitization businesses which are housed in taxable REIT subsidiaries (“TRSs”). For the three months ended June 30, 2021, our income tax provision decreased $5.6 million to a benefit of $3.4 million compared to a provision of $2.2 million for the three months ended March 31, 2021 due to an overall taxable loss of our TRSs in the second quarter of 2021.

Net Income Attributable to Non-controlling Interests

During the three months ended June 30, 2021, net income attributable to non-controlling interests decreased $1.0 million to $10.1 million, compared to $11.1 million during the three months ended March 31, 2021.
Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020
Commercial and Residential Lending Segment

Revenues

For the six months ended June 30, 2021, revenues of our Commercial and Residential Lending Segment decreased $4.8 million to $375.0 million, compared to $379.8 million for the six months ended June 30, 2020. This decrease was primarily due to decreases in interest income from loans of $6.2 million and investment securities of $0.4 million, partially offset by an increase in rental income from foreclosed properties of $2.0 million. The decrease in interest income from loans reflects a decrease from residential loans of $10.5 million principally due to lower average balances reflecting the timing of purchases and securitizations, partially offset by a $4.3 million increase from commercial loans reflecting higher average balances partially offset by lower average LIBOR rates (partly mitigated by the LIBOR floors on most of our commercial loans). The slight decrease in interest income from investment securities was primarily due to lower prepayment related income, average LIBOR rates and investment balances affecting interest income from our commercial investment securities, partially offset by higher average RMBS investment balances retained from securitizations of residential loans.

Costs and Expenses

For the six months ended June 30, 2021, costs and expenses of our Commercial and Residential Lending Segment decreased $65.0 million to $104.0 million, compared to $169.0 million for the six months ended June 30, 2020. This decrease was primarily due to a $64.5 million decrease in credit loss provision and a $3.2 million decrease in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio, partially offset by a $5.0 million increase in general and administrative expenses. The credit loss provision decreased from a provision of $51.5 million in the first half of 2020 to a $13.0 million reversal in the first half of 2021. The large provision in the first half of 2020 was due to the significant deterioration in macroeconomic forecasts due to the initial disruption caused by the COVID-19 pandemic and its effect on our then estimate of CECL. The credit loss reversal in the first half of 2021 was primarily due to an improvement in macroeconomic forecasts. The decrease in interest expense was primarily due to lower average LIBOR rates partially offset by higher average borrowings outstanding.

Net Interest Income (amounts in thousands)

	For the Six Months Ended June 30,
	2021	2020	Change
Interest income from loans	$336,290	$342,517	$(6,227)
Interest income from investment securities	35,575	35,973	(398)
Interest expense	(92,651)	(95,821)	3,170
Net interest income	$279,214	$282,669	$(3,455)

For the six months ended June 30, 2021, net interest income of our Commercial and Residential Lending Segment decreased $3.5 million to $279.2 million, compared to $282.7 million for the six months ended June 30, 2020. This decrease reflects the decreases in interest income, partially offset by the decrease in interest expense on our secured financing facilities, both as discussed in the sections above.

During the six months ended June 30, 2021 and 2020, the weighted average unlevered yields on the Commercial and Residential Lending Segment’s loans and investment securities were as follows:

	For the Six Months Ended June 30,
	2021	2020
Commercial	5.8%	6.6%
Residential	7.4%	6.6%
Overall	6.0%	6.6%

The overall weighted average unlevered yield was lower primarily due to lower LIBOR rates affecting our commercial yields, partially offset by the increased investment in higher-yielding RMBS affecting our residential yields.

During the six months ended June 30, 2021 and 2020, the Commercial and Residential Lending Segment’s weighted average secured borrowing rates, inclusive of interest rate hedging costs and the amortization of deferred financing fees, were 2.5% and 3.1%, respectively. The decrease in borrowing rates primarily reflects decreases in LIBOR.

Other Income (Loss)

For the six months ended June 30, 2021, other income (loss) of our Commercial and Residential Lending Segment improved $50.3 million to income of $17.1 million compared to a loss of $33.2 million for the six months ended June 30, 2020. This improvement was primarily due to (i) an $18.2 million decrease in foreign currency loss, (ii) a $17.7 million gain on sale of a foreclosed property in the first quarter of 2021, (iii) an $11.0 million lesser decrease in fair value of investment securities, (iv) a $4.1 million favorable change in fair value of residential loans and (v) a $2.1 million higher gain on derivatives. The fair value of our investment securities in the first half of 2020 was adversely affected by widening credit spreads resulting from market disruption and dislocation caused by the initial impacts of COVID-19. The fair value of our investment securities in the first half of 2021 was adversely affected, to a lesser extent, by higher than projected prepayment rates on the residential loans underlying our RMBS. The higher gain on derivatives in the first half of 2021 reflects a $37.2 million favorable change in gain (loss) on interest rate swaps, partially offset by a $35.1 million lower gain on foreign currency hedges. The foreign currency hedges are used to fix the U.S. dollar amounts of cash flows (both interest and principal payments) we expect to receive from our foreign currency denominated loans and investments. The decreases in foreign currency loss and foreign currency hedge gains reflect the strengthening of the U.S. dollar against the EUR and AUD, partially offset by a weakening against the GBP, in the first half of 2021 compared to a greater overall strengthening of the U.S. dollar against those currencies in the first half of 2020. The interest rate swaps are used primarily to fix our interest rate payments on certain variable rate borrowings which fund fixed rate investments and to hedge our interest rate risk on residential loans held-for-sale.

Infrastructure Lending Segment

Revenues

For the six months ended June 30, 2021, revenues of our Infrastructure Lending Segment decreased $1.9 million to $41.3 million, compared to $43.2 million for the six months ended June 30, 2020. This was primarily due to a decrease in interest income from loans of $1.6 million principally due to lower average LIBOR rates.

Costs and Expenses

For the six months ended June 30, 2021, costs and expenses of our Infrastructure Lending Segment decreased $13.1 million to $27.1 million, compared to $40.2 million for the six months ended June 30, 2020. The decrease was primarily due to a $6.2 million decrease in credit loss provision, a $4.3 million decrease in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio and a $1.8 million decrease in general and administrative expenses. The credit loss provision in the first half of 2020 was magnified by the significant deterioration of macroeconomic forecasts due to the initial economic disruption caused by the COVID-19 pandemic. The decrease in interest expense was primarily due to lower average LIBOR rates.

Net Interest Income (amounts in thousands)

	For the Six Months Ended June 30,
	2021	2020	Change
Interest income from loans	$39,979	$41,539	$(1,560)
Interest income from investment securities	1,119	1,384	(265)
Interest expense	(18,535)	(22,795)	4,260
Net interest income	$22,563	$20,128	$2,435

For the six months ended June 30, 2021, net interest income of our Infrastructure Lending Segment increased $2.4 million to $22.5 million, compared to $20.1 million for the six months ended June 30, 2020. The increase reflects the decrease in interest expense on the secured financing facilities, partially offset by the decrease in interest income, both as discussed in the sections above.

During the six months ended June 30, 2021 and 2020, the weighted average unlevered yields on the Infrastructure Lending Segment’s investments were as follows:

	For the Six Months Ended June 30,
	2021	2020
Loans and investment securities held-for-investment	4.9%	5.6%
Loans held-for-sale	2.8%	3.6%

During the six months ended June 30, 2021 and 2020, the Infrastructure Lending Segment’s weighted average secured borrowing rate, inclusive of the amortization of deferred financing fees, was 2.9% and 3.8%, respectively.

Other Loss

For the six months ended June 30, 2021 and 2020, other loss of our Infrastructure Lending Segment decreased $1.8 million to $0.8 million, compared to $2.6 million for the six months ended June 30, 2020. The decrease in other loss primarily reflects a $2.2 million favorable change in gain (loss) on interest rate derivatives.

Property Segment

Change in Results by Portfolio (amounts in thousands)

	$ Change from prior period
	Revenues	Costs and expenses	Gain (loss) on derivative financial instruments	Other income (loss)	Income (loss) before income taxes
Master Lease Portfolio	$(3)	$(84)	$—	$—	$81
Medical Office Portfolio	511	(2,456)	39,049	—	42,016
Woodstar I Portfolio	1,268	223	140	1,702	2,887
Woodstar II Portfolio	1,130	2,306	—	(142)	(1,318)
Other/Corporate	(15)	(544)	—	310	839
Total	$2,891	$(555)	$39,189	$1,870	$44,505

Revenues

For the six months ended June 30, 2021, revenues of our Property Segment increased $2.9 million to $130.6 million, compared to $127.7 million for the six months ended June 30, 2020, primarily reflecting increased rental rates in the Woodstar Portfolios.

Costs and Expenses

For the six months ended June 30, 2021, costs and expenses of our Property Segment decreased $0.6 million to $121.2 million, compared to $121.8 million for the six months ended June 30, 2020.

Other Income (Loss)

For the six months ended June 30, 2021, other income of our Property Segment improved $41.0 million to income of $4.2 million, compared to a loss of $36.8 million for the six months ended June 30, 2020. The improvement in other income (loss) was primarily due to a $39.2 million favorable change in gain (loss) on derivatives which primarily hedge our interest rate risk on borrowings secured by our Medical Office Portfolio.

Investing and Servicing Segment

Revenues

For the six months ended June 30, 2021, revenues of our Investing and Servicing Segment increased $13.5 million to $102.1 million from $88.6 million for the six months ended June 30, 2020. The increase in revenues was primarily due to a $13.8 million increase in servicing fees reflecting an increasing volume of COVID-19 related loan resolutions.

Costs and Expenses

For the six months ended June 30, 2021, costs and expenses of our Investing and Servicing Segment increased $6.8 million to $72.7 million, compared to $65.9 million for the six months ended June 30, 2020. The increase in costs and expenses was primarily due to an increase of $8.5 million in general and administrative expenses reflecting increased incentive compensation, principally due to higher securitization volume, partially offset by a $2.1 million decrease in interest expense on borrowings related to CMBS, conduit loans and properties held.

Other Income

For the six months ended June 30, 2021, other income of our Investing and Servicing Segment increased $42.0 million to $43.9 million, compared to $1.9 million for the six months ended June 30, 2020. The increase in other income was primarily due to (i) a $33.9 million lesser decrease in fair value of CMBS investments, (ii) a $26.5 million favorable change in gain (loss) on derivatives which primarily hedge our interest rate risk on conduit loans and CMBS investments and (iii) a $14.0 million greater increase in fair value of conduit loans, partially offset by a $30.1 million decrease in earnings of unconsolidated entities. The fair value of our CMBS investments was adversely affected in the first half of 2020 by widening credit spreads resulting from market disruption and dislocation caused by the initial impacts of COVID-19. The decrease in earnings of unconsolidated entities reflects the nonrecurrence of realized and unrealized gains totaling $27.9 million resulting from the sale in April 2020 of a portion of our unconsolidated equity interest in a servicing and advisory business.

Corporate and Other Items

Corporate Costs and Expenses

For the six months ended June 30, 2021, corporate expenses increased $7.0 million to $134.0 million, compared to $127.0 million for the six months ended June 30, 2020. This increase was primarily due to increases of $4.2 million in incentive management fees and amortization of manager equity plan awards, $1.7 million in interest expense on higher average outstanding term loan and unsecured senior note balances and $1.1 million in general and administrative expenses.

Corporate Other Income (Loss)

For the six months ended June 30, 2021, corporate other income decreased $39.7 million to a loss of $5.9 million, compared to income of $33.8 million for the six months ended June 30, 2020. This decrease was due to an unfavorable change in gain (loss) on interest rate swaps which hedge a portion of our unsecured senior notes used to repay variable-rate secured financing.

Securitization VIE Eliminations

Refer to the preceding comparison of the three months ended June 30, 2021 to the three months ended March 31, 2021 for a discussion of the effect of securitization VIE eliminations.

Income Tax Provision

Our consolidated income taxes principally relate to the taxable nature of our loan servicing and loan securitization businesses which are housed in TRSs. For the six months ended June 30, 2021, our income tax benefit decreased $6.9 million to $1.1 million compared to $8.0 million for the six months ended June 30, 2020 due to a decrease in overall taxable losses of our TRSs in the first half of 2021.

Net Income Attributable to Non-controlling Interests

During the six months ended June 30, 2021, net income attributable to non-controlling interests increased $7.4 million to $21.2 million, compared to $13.8 million during the six months ended June 30, 2020. The increase was primarily due to non-controlling interests in increased earnings of a consolidated CMBS joint venture in which we hold a 51% interest.

Non-GAAP Financial Measures
Distributable Earnings is a non-GAAP financial measure. We calculate Distributable Earnings as GAAP net income (loss) excluding the following:
(i)non-cash equity compensation expense;
(ii)incentive fees due under our management agreement;
(iii)depreciation and amortization of real estate and associated intangibles;
(iv)acquisition costs associated with successful acquisitions;
(v)any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income (loss); and
(vi)any deductions for distributions payable with respect to equity securities of subsidiaries issued in exchange for properties or interests therein.
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
(i)Unvested stock awards – Currently, unvested stock awards are excluded from the denominator of GAAP EPS. The related compensation expense is also excluded from Distributable Earnings. In order to effectuate dilution from these awards in the Distributable Earnings computation, we adjust the GAAP diluted share count to include these shares.
(ii)Convertible Notes – Conversion of our Convertible Notes is an event that is contingent upon numerous factors, none of which are in our control, and is an event that may or may not occur. Consistent with the treatment of other unrealized adjustments to Distributable Earnings, we adjust the GAAP diluted share count to exclude the potential shares issuable upon conversion until a conversion occurs.

(iii)Subsidiary equity – The intent of a February 2018 amendment to our management agreement (the “Amendment”) is to treat subsidiary equity in the same manner as if parent equity had been issued. The Class A Units issued in connection with the acquisition of assets in our Woodstar II Portfolio are currently excluded from our GAAP diluted share count, with the subsidiary equity represented as non-controlling interests in consolidated subsidiaries on our GAAP balance sheet. Consistent with the Amendment, we adjust GAAP diluted share count to include these subsidiary units.
The following table presents our diluted weighted average shares used in our GAAP EPS calculation reconciled to our diluted weighted average shares used in our Distributable EPS calculation (amounts in thousands):

	For the Three Months Ended		For the Six Months Ended June 30,
	June 30, 2021	March 31, 2021	2021	2020
Diluted weighted average shares - GAAP EPS	294,571	293,231	293,808	281,440
Add: Unvested stock awards	4,398	4,484	4,454	2,635
Add: Woodstar II Class A Units	10,383	10,622	10,502	10,693
Less: Convertible Notes dilution	(9,649)	(9,649)	(9,649)	—
Diluted weighted average shares - Distributable EPS	299,703	298,688	299,115	294,768
The definition of Distributable Earnings allows management to make adjustments, subject to the approval of a majority of our independent directors, in situations where such adjustments are considered appropriate in order for Distributable Earnings to be calculated in a manner consistent with its definition and objective. No adjustments to the definition of Distributable Earnings became effective during the six months ended June 30, 2021.
The following table summarizes our quarterly Distributable Earnings per weighted average diluted share for the six months ended June 30, 2021 and 2020:

	Distributable Earnings For the Three-Month Periods Ended
	March 31	June 30
2021	$0.50	$0.51
2020	0.55	0.43
Distributable Earnings per weighted average diluted share for the six months ended June 30, 2021 does not equal the sum of the individual quarters due to rounding and other computational factors.

The following table presents our summarized results of operations and reconciliation to Distributable Earnings for the three months ended June 30, 2021, by business segment (amounts in thousands, except per share data):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Total
Revenues	$184,490	$21,795	$65,454	$57,504	$—	$329,243
Costs and expenses	(47,543)	(14,178)	(61,714)	(40,253)	(62,376)	(226,064)
Other income (loss)	(4,051)	(930)	(397)	24,904	927	20,453
Income (loss) before income taxes	132,896	6,687	3,343	42,155	(61,449)	123,632
Income tax benefit (provision)	8,043	(58)	—	(4,632)	—	3,353
Income attributable to non-controlling interests	(4)	—	(4,914)	(5,757)	—	(10,675)
Net income (loss) attributable to Starwood Property Trust, Inc.	140,935	6,629	(1,571)	31,766	(61,449)	116,310
Add / (Deduct):
Non-controlling interests attributable to Woodstar II Class A Units	—	—	4,914	—	—	4,914
Non-cash equity compensation expense	1,859	440	57	1,190	6,051	9,597
Management incentive fee	—	—	—	—	5,031	5,031
Acquisition and investment pursuit costs	(196)	—	(88)	(58)	—	(342)
Depreciation and amortization	251	90	17,969	3,812	—	22,122
Credit loss (reversal) provision, net	(12,447)	603	—	—	—	(11,844)
Interest income adjustment for securities	(861)	—	—	3,662	—	2,801
Extinguishment of debt, net	—	—	—	—	(247)	(247)
Other non-cash items	6	—	(262)	205	—	(51)
Reversal of GAAP unrealized (gains) / losses on:
Loans	(12,329)	—	—	(33,538)	—	(45,867)
Securities	9,402	—	—	12,585	—	21,987
Derivatives	3,594	(173)	(1,401)	4,927	1,532	8,479
Foreign currency	(2,715)	62	25	1	—	(2,627)
(Earnings) loss from unconsolidated entities	(1,996)	70	—	507	—	(1,419)
Sales of properties	—	—	—	(9,723)	—	(9,723)
Recognition of Distributable realized gains / (losses) on:
Loans	11,062	—	—	30,623	—	41,685
Securities	(18,088)	—	—	(2,779)	—	(20,867)
Derivatives	(2,546)	—	(34)	(718)	—	(3,298)
Foreign currency	6,518	(31)	(25)	(1)	—	6,461
Earnings (loss) from unconsolidated entities	4,444	(70)	—	776	—	5,150
Sales of properties	—	—	—	4,975	—	4,975
Distributable Earnings (Loss)	$126,893	$7,620	$19,584	$48,212	$(49,082)	$153,227
Distributable Earnings (Loss) per Weighted Average Diluted Share	$0.42	$0.02	$0.07	$0.16	$(0.16)	$0.51

The following table presents our summarized results of operations and reconciliation to Distributable Earnings for the three months ended March 31, 2021, by business segment (amounts in thousands, except per share data):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Total
Revenues	$190,531	$19,465	$65,144	$44,547	$—	$319,687
Costs and expenses	(56,414)	(12,956)	(59,498)	(32,457)	(71,647)	(232,972)
Other income (loss)	21,161	95	4,608	18,960	(6,843)	37,981
Income (loss) before income taxes	155,278	6,604	10,254	31,050	(78,490)	124,696
Income tax provision	(1,505)	(92)	—	(633)	—	(2,230)
Income attributable to non-controlling interests	(3)	—	(5,077)	(6,008)	—	(11,088)
Net income (loss) attributable to Starwood Property Trust, Inc.	153,770	6,512	5,177	24,409	(78,490)	111,378
Add / (Deduct):
Non-controlling interests attributable to Woodstar II Class A Units	—	—	5,077	—	—	5,077
Non-cash equity compensation expense	1,781	300	31	881	7,317	10,310
Management incentive fee	—	—	—	—	13,123	13,123
Acquisition and investment pursuit costs	(164)	—	(89)	—	—	(253)
Depreciation and amortization	247	91	18,161	3,603	—	22,102
Credit loss (reversal) provision, net	(529)	573	—	—	—	44
Interest income adjustment for securities	(1,300)	—	—	3,995	—	2,695
Extinguishment of debt, net	—	—	—	—	(246)	(246)
Income tax (provision) benefit associated with realized (gains) losses	(6,495)	—	—	405	—	(6,090)
Other non-cash items	3	—	(337)	207	415	288
Reversal of GAAP unrealized (gains) / losses on:
Loans	10,714	—	—	(1,236)	—	9,478
Securities	2,050	—	—	(7,170)	—	(5,120)
Derivatives	(27,171)	(745)	(6,446)	(9,719)	9,313	(34,768)
Foreign currency	11,594	49	(25)	63	—	11,681
(Earnings) loss from unconsolidated entities	(1,753)	254	—	(589)	—	(2,088)
Sales of properties	(17,693)	—	—	—	—	(17,693)
Recognition of Distributable realized gains / (losses) on:
Loans	14,553	—	—	4,672	—	19,225
Realized credit loss	(7,757)	—	—	—	—	(7,757)
Securities	(2,861)	—	—	1,776	—	(1,085)
Derivatives	1,950	—	(35)	1,595	—	3,510
Foreign currency	4,784	(10)	25	(63)	—	4,736
Earnings (loss) from unconsolidated entities	3,218	(254)	—	964	—	3,928
Sales of properties	8,298	—	—	—	—	8,298
Distributable Earnings (Loss)	$147,239	$6,770	$21,539	$23,793	$(48,568)	$150,773
Distributable Earnings (Loss) per Weighted Average Diluted Share	$0.49	$0.02	$0.07	$0.08	$(0.16)	$0.50
Three Months Ended June 30, 2021 Compared to the Three Months Ended March 31, 2021

Commercial and Residential Lending Segment

The Commercial and Residential Lending Segment’s Distributable Earnings decreased by $20.3 million, from $147.2 million during the first quarter of 2021 to $126.9 million in the second quarter of 2021. After making adjustments for the calculation of Distributable Earnings, revenues were $183.6 million, costs and expenses were $58.0 million, other loss was $6.7 million and income tax benefit was $8.0 million.

Revenues, consisting principally of interest income on loans, decreased by $5.6 million in the second quarter of 2021, primarily due to decreases in interest income from loans of $4.9 million and investment securities of $0.8 million. The decrease in interest income from loans was principally due to (i) lower prepayment related income on commercial loans and (ii) lower average balances of residential loans reflecting the timing of purchases and securitizations, partially offset by (iii) higher average balances of commercial loans. The decrease in interest income from investment securities was primarily due to lower average investment balances reflecting repayments.

Costs and expenses decreased by $4.8 million in the second quarter of 2021, primarily due to the nonrecurrence of a $7.8 million write-off of an unsecured commercial loan in the first quarter of 2021, partially offset by a $4.1 million increase in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio.

Other income decreased by $35.5 million in the second quarter of 2021, primarily due to (i) a $22.7 million increase in recognized losses on RMBS investments primarily due to higher than projected prepayment rates on the underlying residential loans, (ii) $4.6 million of transfer taxes related to the foreclosure of a residential conversion project, (iii) a $3.5 million decrease in residential loan sale and securitization gains, including a decrease in realized gains on related interest rate derivatives, and (iv) a $2.0 million unfavorable change in realized gains (losses) on interest rate and foreign currency derivatives, net of related foreign currency gains, associated with commercial loan activity.

Income taxes, which principally relate to the taxable nature of this segment’s residential loan securitization activities which are housed in TRSs, decreased $16.0 million from a provision of $8.0 million to a benefit of $8.0 million primarily due to realized gains from the securitization and sale of residential loans in the first quarter of 2021 compared to the recognized losses on RMBS investments in the second quarter of 2021. The majority of the GAAP income tax provision related to the securitized loans in the first quarter of 2021 was recorded in 2020 when the loans were marked to their fair values. Because the net fair value increases were unrealized in 2020, they along with their corresponding income tax provision were previously adjusted in our reconciliation to Distributable Earnings. Upon recognition of the realized gains in the first quarter for Distributable Earnings purposes, the corresponding income tax provision was likewise recognized.

Infrastructure Lending Segment

The Infrastructure Lending Segment’s Distributable Earnings increased by $0.8 million, from $6.8 million during the first quarter of 2021 to $7.6 million in the second quarter of 2021. After making adjustments for the calculation of Distributable Earnings, revenues were $21.8 million, costs and expenses were $13.1 million and other loss was $1.1 million.

Revenues, consisting principally of interest income on loans, increased by $2.3 million in the second quarter of 2021, primarily due to an increase in interest income from loans reflecting higher average balances as a result of loan acquisitions.

Costs and expenses increased by $1.1 million in the second quarter of 2021, primarily due to an increase in interest expense on the secured debt facilities used to finance this segment’s investments.

Other loss increased by $0.4 million in the second quarter of 2021.

Property Segment

Distributable Earnings by Portfolio (amounts in thousands)

	For the Three Months Ended
	June 30, 2021	March 31, 2021	Change
Master Lease Portfolio	$4,306	$4,312	$(6)
Medical Office Portfolio	4,968	5,513	(545)
Woodstar I Portfolio	5,846	6,338	(492)
Woodstar II Portfolio	5,262	6,100	(838)
Other/Corporate	(798)	(724)	(74)
Distributable Earnings	$19,584	$21,539	$(1,955)

The Property Segment’s Distributable Earnings decreased by $1.9 million, from $21.5 million during the first quarter of 2021 to $19.6 million in the second quarter of 2021. After making adjustments for the calculation of Distributable Earnings, revenues were $65.2 million, costs and expenses were $43.8 million and other loss was $1.8 million.

Revenues increased by $0.4 million in the second quarter of 2021.

Costs and expenses increased by $2.3 million in the second quarter of 2021, primarily due to a $1.2 million increase in repairs and maintenance and a $1.0 million increase in interest expense due to higher average borrowings outstanding from the refinancing of our Woodstar II Portfolio in March 2021.

Other loss was relatively unchanged in the second quarter of 2021.

Investing and Servicing Segment

The Investing and Servicing Segment’s Distributable Earnings increased by $24.4 million, from $23.8 million during the first quarter of 2021 to $48.2 million in the second quarter of 2021. After making adjustments for the calculation of Distributable Earnings, revenues were $61.5 million, costs and expenses were $35.4 million, other income was $30.3 million, income tax provision was $4.6 million and the deduction of income attributable to non-controlling interests was $3.6 million.

Revenues increased by $12.6 million in the second quarter of 2021, primarily due to a (i) $5.6 million increase in interest income from CMBS and conduit loans, which includes a $3.9 million increase in CMBS interest recoveries, (ii) a $3.9 million increase in servicing fees primarily from COVID-19 related loan modifications and liquidations and (iii) a $2.7 million increase in other fees primarily related to an origination fee on a loan that we co-originated for the purpose of contributing into a single-asset single-borrower CMBS transaction. The treatment of CMBS interest income on a GAAP basis is complicated by our application of the ASC 810 consolidation rules. In an attempt to treat these securities similar to the trust’s other investment securities, we compute distributable interest income pursuant to an effective yield methodology. In doing so, we segregate the portfolio into various categories based on the components of the bonds’ cash flows and the volatility related to each of these components. We then accrete interest income on an effective yield basis using the components of cash flows that are reliably estimable. Other minor adjustments are made to reflect management’s expectations for other components of the projected cash flow stream. The increase in interest income reflects increases of $4.4 million from CMBS and $1.2 million from conduit loans held-for-sale.

Costs and expenses increased by $7.3 million in the second quarter of 2021, primarily due to an increase in general and administrative expenses reflecting increased incentive compensation, principally due to higher securitization volume.

Other income includes profit realized upon securitization of loans by our conduit business, gains on sales of CMBS and operating properties, gains and losses on derivatives that were either effectively terminated or novated, and earnings from unconsolidated entities. These items are typically offset by a decrease in the fair value of our domestic servicing rights intangible which reflects the expected amortization of this deteriorating asset, net of increases in fair value due to the attainment of new servicing contracts. Derivatives include instruments which hedge interest rate risk and credit risk on our conduit loans. For GAAP purposes, the loans, CMBS and derivatives are accounted for at fair value, with all changes in fair value (realized or unrealized) recognized in earnings. The adjustments to Distributable Earnings outlined above are also applied to the GAAP earnings of our unconsolidated entities. Other income increased by $23.5 million in the second quarter of 2021 primarily due to an increase in realized gains on conduit loans of $26.0 million, partially offset by a $2.6 million unfavorable change in realized gain (loss) on related derivatives.

Income taxes, which principally relate to the taxable nature of this segment’s loan servicing and loan securitization businesses which are housed in TRSs, increased $4.4 million due to higher taxable income of those TRSs in the second quarter of 2021.

Income attributable to non-controlling interests was relatively unchanged in the second quarter of 2021.

Corporate

Corporate costs and expenses increased by $0.5 million, from $48.6 million during the first quarter of 2021 to $49.1 million in the second quarter of 2021.

The following table presents our summarized results of operations and reconciliation to Distributable Earnings for the six months ended June 30, 2021, by business segment (amounts in thousands, except per share data):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Total
Revenues	$375,021	$41,260	$130,598	$102,051	$—	$648,930
Costs and expenses	(103,957)	(27,134)	(121,212)	(72,710)	(134,023)	(459,036)
Other income (loss)	17,110	(835)	4,211	43,864	(5,916)	58,434
Income (loss) before income taxes	288,174	13,291	13,597	73,205	(139,939)	248,328
Income tax benefit (provision)	6,538	(150)	—	(5,265)	—	1,123
Income attributable to non-controlling interests	(7)	—	(9,991)	(11,765)	—	(21,763)
Net income (loss) attributable to Starwood Property Trust, Inc.	294,705	13,141	3,606	56,175	(139,939)	227,688
Add / (Deduct):
Non-controlling interests attributable to Woodstar II Class A Units	—	—	9,991	—	—	9,991
Non-cash equity compensation expense	3,640	740	88	2,071	13,368	19,907
Management incentive fee	—	—	—	—	18,154	18,154
Acquisition and investment pursuit costs	(360)	—	(177)	(58)	—	(595)
Depreciation and amortization	498	181	36,130	7,415	—	44,224
Credit loss (reversal) provision, net	(12,976)	1,176	—	—	—	(11,800)
Interest income adjustment for securities	(2,161)	—	—	7,657	—	5,496
Extinguishment of debt, net	—	—	—	—	(493)	(493)
Income tax (provision) benefit associated with realized (gains) losses	(6,495)	—	—	405	—	(6,090)
Other non-cash items	9	—	(599)	412	415	237
Reversal of GAAP unrealized (gains) / losses on:
Loans	(1,615)	—	—	(34,774)	—	(36,389)
Securities	11,452	—	—	5,415	—	16,867
Derivatives	(23,577)	(918)	(7,847)	(4,792)	10,845	(26,289)
Foreign currency	8,879	111	—	64	—	9,054
(Earnings) loss from unconsolidated entities	(3,749)	324	—	(82)	—	(3,507)
Sales of properties	(17,693)	—	—	(9,723)	—	(27,416)
Recognition of Distributable realized gains / (losses) on:
Loans	25,615	—	—	35,295	—	60,910
Realized credit loss	(7,757)	—	—	—	—	(7,757)
Securities	(20,949)	—	—	(1,003)	—	(21,952)
Derivatives	(596)	—	(69)	877	—	212
Foreign currency	11,302	(41)	—	(64)	—	11,197
Earnings (loss) from unconsolidated entities	7,662	(324)	—	1,740	—	9,078
Sales of properties	8,298	—	—	4,975	—	13,273
Distributable Earnings (Loss)	$274,132	$14,390	$41,123	$72,005	$(97,650)	$304,000
Distributable Earnings (Loss) per Weighted Average Diluted Share	$0.92	$0.05	$0.14	$0.24	$(0.33)	$1.02

The following table presents our summarized results of operations and reconciliation to Distributable Earnings for the six months ended June 30, 2020, by business segment (amounts in thousands, except per share data):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Total
Revenues	$379,804	$43,166	$127,707	$88,585	$—	$639,262
Costs and expenses	(168,971)	(40,191)	(121,767)	(65,920)	(126,960)	(523,809)
Other (loss) income	(33,183)	(2,593)	(36,848)	1,904	33,752	(36,968)
Income (loss) before income taxes	177,650	382	(30,908)	24,569	(93,208)	78,485
Income tax benefit	1,165	89	—	6,773	—	8,027
Income attributable to non-controlling interests	(7)	—	(10,222)	(3,396)	—	(13,625)
Net income (loss) attributable to Starwood Property Trust, Inc.	178,808	471	(41,130)	27,946	(93,208)	72,887
Add / (Deduct):
Non-controlling interests attributable to Woodstar II Class A Units	—	—	10,222	—	—	10,222
Non-cash equity compensation expense	2,548	947	131	2,510	10,016	16,152
Management incentive fee	—	—	—	—	15,799	15,799
Acquisition and investment pursuit costs	564	—	(177)	(72)	—	315
Depreciation and amortization	725	130	38,617	7,144	—	46,616
Credit loss provision, net	51,511	7,360	—	—	—	58,871
Interest income adjustment for securities	1,273	—	—	7,942	—	9,215
Extinguishment of debt, net	—	—	—	—	(493)	(493)
Income tax benefit associated with fair value adjustment	(3,907)	—	—	(1,834)	—	(5,741)
Other non-cash items	7	—	(976)	478	312	(179)
Reversal of GAAP unrealized (gains) / losses on:
Loans	2,507	—	—	(20,823)	—	(18,316)
Securities	22,425	—	—	39,275	—	61,700
Derivatives	(19,520)	1,433	33,970	22,537	(27,889)	10,531
Foreign currency	27,059	163	67	24	—	27,313
(Earnings) loss from unconsolidated entities	(722)	1,118	—	(30,146)	—	(29,750)
Recognition of Core realized gains / (losses) on:
Loans	(3,499)	(62)	—	16,558	—	12,997
Securities	—	—	—	(4,393)	—	(4,393)
Derivatives	7,772	118	(404)	(6,097)	—	1,389
Foreign currency	(6,240)	(142)	(69)	(24)	—	(6,475)
(Loss) earnings from unconsolidated entities	(580)	(733)	—	16,730	—	15,417
Sales of properties	—	—	—	(5,789)	—	(5,789)
Distributable Earnings (Loss)	$260,731	$10,803	$40,251	$71,966	$(95,463)	$288,288
Distributable Earnings (Loss) per Weighted Average Diluted Share	$0.88	$0.04	$0.14	$0.24	$(0.32)	$0.98

Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

Commercial and Residential Lending Segment

The Commercial and Residential Lending Segment’s Distributable Earnings decreased by $13.4 million, from $260.7 million during the first half of 2020 to $274.1 million in the first half of 2021. After making adjustments for the calculation of

Distributable Earnings, revenues were $372.9 million, costs and expenses were $120.9 million, other income was $22.1 million and income tax benefit was nominal.

Revenues, consisting principally of interest income on loans, decreased by $8.2 million in the first half of 2021, primarily due to decreases in interest income from loans of $6.2 million and investment securities of $3.8 million, partially offset by an increase in rental income from foreclosed properties of $2.0 million. The decrease in interest income from loans reflects a decrease from residential loans of $10.5 million principally due to lower average balances reflecting the timing of purchases and securitizations, partially offset by a $4.3 million increase from commercial loans reflecting higher average balances, partially offset by lower average LIBOR rates (partly mitigated by the LIBOR floors on most of our commercial loans). The decrease in interest income from investment securities was primarily due to lower prepayment related income, average LIBOR rates and investment balances affecting interest income from our commercial investment securities, partially offset by higher average RMBS investment balances retained from securitizations of residential loans.

Costs and expenses increased by $7.3 million in the first half of 2021, primarily due to a $7.8 million write-off of an unsecured commercial loan and a $3.9 million increase in general and administrative expenses, partially offset by a $3.2 million decrease in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio. The decrease in interest expense was primarily due to lower average LIBOR rates partially offset by higher average borrowings outstanding.

Other income increased by $26.1 million in the first half of 2021, primarily due to (i) a $33.6 million increase in residential loan sale and securitization gains, including realized gains on related interest rate derivatives, (ii) an $8.3 million gain on sale of a foreclosed property, (iii) an $8.2 million increase in earnings from unconsolidated entities primarily reflecting equity in higher distributable earnings of a residential mortgage originator, (iv) gains of $7.5 million on sales of RMBS, all partially offset by (v) recognized losses of $28.4 million on RMBS investments primarily due to higher than projected prepayment rates on the underlying residential loans and (vi) $4.6 million of transfer taxes relating to the foreclosure of a residential conversion project.

Income taxes, which principally relate to the taxable nature of this segment’s residential loan securitization activities which are housed in TRSs, decreased $2.8 million primarily due to the recognized losses on RMBS investments in the first half of 2021, partially offset by the increase in realized gains from the securitization and sale of residential loans. In the first half of 2020, we recorded a GAAP net tax benefit related to unrealized fair value decreases in our residential loans. This benefit was deducted from GAAP earnings to arrive at Distributable Earnings until a gain or loss on these loans was ultimately realized. In the first quarter of 2021, we realized gains from the sale and securitization of loans which had been previously marked to their fair values, mostly in 2020. Upon recognition of the realized gains this quarter for Distributable Earnings purposes, the corresponding income tax provision was likewise recognized.

Infrastructure Lending Segment

The Infrastructure Lending Segment’s Distributable Earnings increased by $3.6 million, from $10.8 million during the first half of 2020 to $14.4 million in the first half of 2021. After making adjustments for the calculation of Distributable Earnings, revenues were $41.3 million, costs and expenses were $25.0 million and other loss was $1.7 million.

Revenues, consisting principally of interest income on loans, decreased by $1.9 million in the first half of 2021, primarily due to a decrease in interest income from loans of $1.6 million principally due to lower average LIBOR rates.

Costs and expenses decreased by $6.7 million in the first half of 2021, primarily due to (i) a $4.3 million decrease in interest expense on the secured debt facilities used to finance this segment’s investment portfolio principally due to lower average LIBOR rates and (ii) a $1.6 million decrease in general and administrative expenses reflecting lower compensation costs and professional fees.

Other loss increased by $1.0 million in the first half of 2021, primarily due to an increased loss on extinguishment of debt resulting from the write-off of deferred financing fees relating to partial debt prepayments from CLO and other loan refinancings.

Property Segment

Distributable Earnings by Portfolio (amounts in thousands)

	For the Six Months Ended
	June 30, 2021	June 30, 2020	Change
Master Lease Portfolio	$8,619	$8,538	$81
Medical Office Portfolio	10,481	10,547	(66)
Woodstar I Portfolio	12,184	11,105	1,079
Woodstar II Portfolio	11,362	12,382	(1,020)
Other/Corporate	(1,523)	(2,321)	798
Distributable Earnings	$41,123	$40,251	$872

The Property Segment’s Distributable Earnings increased by $0.9 million, from $40.2 million during the first half of 2020 to $41.1 million in the first half of 2021. After making adjustments for the calculation of Distributable Earnings, revenues were $130.0 million, costs and expenses were $85.3 million and other loss was $3.6 million.

Revenues increased by $3.2 million in the first half of 2021, primarily reflecting increased rental rates in the Woodstar Portfolios.

Costs and expenses increased by $1.6 million in the first half of 2021, primarily due to a $1.2 million increase in repairs and maintenance.

Other loss increased by $0.7 million in the first half of 2021 primarily due to a $2.6 million unfavorable change in realized gains (losses) on certain interest rate derivatives, partially offset by a $2.0 million decreased loss on extinguishment of debt.

Investing and Servicing Segment

The Investing and Servicing Segment’s Distributable Earnings were level at $72.0 million during the first half of 2020 and 2021. After making adjustments for the calculation of Distributable Earnings, revenues were $110.3 million, costs and expenses were $63.5 million, other income was $37.2 million, income tax provision was $4.9 million and the deduction of income attributable to non-controlling interests was $7.1 million.

Revenues increased by $13.2 million in the first half of 2021, primarily due to a $13.8 million increase in servicing fees reflecting an increasing volume of COVID-19 related loan resolutions.

Costs and expenses increased by $7.0 million in the first half of 2021, primarily due to an increase of $8.9 million in general and administrative expenses reflecting increased incentive compensation, principally due to higher securitization volume, partially offset by a $2.1 million decrease in interest expense on borrowings related to CMBS, conduit loans and properties held.

Other income was relatively unchanged in the first half of 2021.

Income taxes, which principally relate to the taxable nature of this segment’s loan servicing and loan securitization businesses which are housed in TRSs, increased $9.8 million from a benefit of $4.9 million to a provision of $4.9 million due to taxable income of those TRSs in the first half of 2021 compared to losses in the first half of 2020.

Income attributable to non-controlling interests decreased $3.6 million primarily relating to lower distributable earnings of a consolidated CMBS joint venture in which we hold a 51% interest.

Corporate

Corporate costs and expenses increased by $2.1 million, from $95.5 million during the first half of 2020 to $97.6 million in the first half of 2021, primarily due to (i) a $1.6 million increase in interest expense on higher average outstanding term loan and unsecured senior note balances and (ii) a $0.9 million decrease in realized gains on interest rate swaps which hedge a portion of our unsecured senior notes used to repay variable-rate secured financing.

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
COVID-19 Pandemic
We are continuing to monitor the COVID-19 pandemic, including and its variants and resurgences, along with the resulting impact on us, the borrowers underlying our commercial and residential real estate-related loans and infrastructure loans (and their tenants), the tenants in the properties we own, our financing sources, and the economy as a whole. Because the ultimate severity, magnitude and duration of the COVID-19 pandemic and its economic consequences are uncertain, rapidly changing and difficult to predict, the pandemic’s impact on our operations and liquidity remains uncertain and difficult to predict. Further discussion of the potential impacts on us from the COVID-19 pandemic is provided in the section entitled “Risk Factors” in Part I, Item 1A of our Form 10-K.

Sources of Liquidity
Our primary sources of liquidity are as follows:
Cash Flows for the Six Months Ended June 30, 2021 (amounts in thousands)

	GAAP	VIE Adjustments	Excluding Investing and Servicing VIEs
Net cash provided by operating activities	$287,987	$(148,986)	$139,001
Cash Flows from Investing Activities:
Origination, purchase and funding of loans held-for-investment	(4,002,046)	(23,874)	(4,025,920)
Proceeds from principal collections and sale of loans	2,476,928	—	2,476,928
Purchase and funding of investment securities	—	(133,766)	(133,766)
Proceeds from sales and collections of investment securities	68,867	84,834	153,701
Proceeds from sales of real estate	60,969	—	60,969
Purchases and additions to properties and other assets	(12,023)	—	(12,023)
Net cash flows from other investments and assets	41,571	311	41,882
Net cash used in investing activities	(1,365,734)	(72,495)	(1,438,229)
Cash Flows from Financing Activities:
Proceeds from borrowings	6,793,363	—	6,793,363
Principal repayments on and repurchases of borrowings	(5,538,664)	(250)	(5,538,914)
Payment of deferred financing costs	(27,172)	—	(27,172)
Proceeds from common stock issuances, net of offering costs	466	—	466
Payment of dividends	(276,051)	—	(276,051)
Contributions from non-controlling interests	5,538	—	5,538
Distributions to non-controlling interests	(17,977)	230	(17,747)
Issuance of debt of consolidated VIEs	42,288	(42,288)	—
Repayment of debt of consolidated VIEs	(306,496)	306,496	—
Distributions of cash from consolidated VIEs	42,546	(42,546)	—
Net cash provided by financing activities	717,841	221,642	939,483
Net decrease in cash, cash equivalents and restricted cash	(359,906)	161	(359,745)
Cash, cash equivalents and restricted cash, beginning of period	722,162	(772)	721,390
Effect of exchange rate changes on cash	(1,680)	—	(1,680)
Cash, cash equivalents and restricted cash, end of period	$360,576	$(611)	$359,965
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
Cash and cash equivalents decreased by $359.7 million during the six months ended June 30, 2021, reflecting net cash used in investing activities of $1.4 billion, partially offset by net cash provided by operating activities of $139.0 million and net cash provided by financing activities of $939.5 million.
Net cash provided by operating activities of $139.0 million during the six months ended June 30, 2021 related primarily to cash interest income of $268.9 million from our loans and $75.9 million from our investment securities and proceeds from sales of loans held-for-sale, net of originations and purchases, of $44.4 million. Net rental income provided cash of $93.1 million and servicing fees provided cash of $29.2 million. Offsetting these cash inflows was cash interest expense of $183.0 million, general and administrative expenses of $58.5 million, management fees of $53.7 million and a net change in operating assets and liabilities of $67.1 million.
Net cash used in investing activities of $1.4 billion for the six months ended June 30, 2021 related primarily to the origination and acquisition of loans held-for-investment of $4.0 billion and the purchase and funding of investment securities of

$133.8 million, partially offset by proceeds received from principal collections and sales of loans of $2.5 billion and investment securities of $153.7 million and sales of operating properties for $61.0 million.
Net cash provided by financing activities of $939.5 million for the six months ended June 30, 2021 related primarily to borrowings on our debt, net of repayments and deferred loan costs, of $1.2 billion, partially offset by dividend distributions of $276.1 million.
Our Investment Portfolio
The following is a review of our investment portfolio by segment.
Commercial and Residential Lending Segment
The following table sets forth the amount of each category of investments we owned across various property types within our Commercial and Residential Lending Segment as of June 30, 2021 and December 31, 2020 (dollars in thousands):

	Face Amount	Carrying Value		Asset Specific Financing	Net Investment	Unlevered Return on Asset
June 30, 2021
First mortgages (1)	$10,472,961	$10,416,977		$6,904,350	$3,512,627	6.0%
Subordinated mortgages	65,901	64,233		—	64,233	9.5%
Mezzanine loans (1)	473,881	476,759		—	476,759	11.0%
Residential loans, fair value option	140,314	142,706		43,761	98,945	6.2%
Other loans	19,863	17,947		—	17,947	13.3%
Loans held-for-sale, fair value option, residential	478,776	494,113		440,136	53,977	4.7%
RMBS, available-for-sale	237,661	154,704		104,520	50,184	11.1%
RMBS, fair value option	143,799	232,120	(2)	46,567	185,553	9.3%
CMBS, fair value option	102,900	98,196	(2)	49,798	48,398	5.5%
HTM debt securities (3)	454,283	456,143		113,143	343,000	6.6%
Credit loss allowance	—	(52,223)		—	(52,223)
Equity security	12,638	11,880		—	11,880
Investment in unconsolidated entities	N/A	43,717		—	43,717
Properties, net	N/A	124,916		49,173	75,743
	$12,602,977	$12,682,188		$7,751,448	$4,930,740

December 31, 2020
First mortgages (1)	$8,977,365	$8,930,764		$5,892,684	$3,038,080	6.4%
Subordinated mortgages	72,257	71,185		—	71,185	8.7%
Mezzanine loans (1)	619,352	620,319		—	620,319	11.5%
Residential loans, fair value option	86,796	90,684		58,885	31,799	5.9%
Other loans	33,626	30,284		—	30,284	9.8%
Loans held-for-sale, fair value option, residential	820,807	841,963		573,584	268,379	6.1%
RMBS, available-for-sale	252,738	167,349		110,724	56,625	11.0%
RMBS, fair value option	142,288	235,997	(2)	30,267	205,730	6.3%
CMBS, fair value option	102,900	96,885	(2)	25,313	71,572	5.6%
HTM debt securities (3)	505,247	505,673		84,233	421,440	6.8%
Credit loss allowance	—	(72,360)		—	(72,360)
Equity security	12,497	11,247		—	11,247
Investment in unconsolidated entities	N/A	54,407		—	54,407
Properties, net	N/A	103,896		48,863	55,033
	$11,625,873	$11,688,293		$6,824,553	$4,863,740
__________________________________________
(1)First mortgages include first mortgage loans and any contiguous mezzanine loan components because as a whole, the expected credit quality of these loans is more similar to that of a first mortgage loan. The application of this methodology resulted in mezzanine loans with carrying values of $1.1 billion and $877.3 million being classified as first mortgages as of June 30, 2021 and December 31, 2020, respectively.
(2)Eliminated in consolidation against VIE liabilities pursuant to ASC 810.
(3)CMBS held-to-maturity (“HTM”) and mandatorily redeemable preferred equity interests in commercial real estate entities.
As of June 30, 2021 and December 31, 2020, our Commercial and Residential Lending Segment’s investment portfolio, excluding residential loans, RMBS, properties and other investments, had the following characteristics based on carrying values:

Collateral Property Type	June 30, 2021	December 31, 2020
Office	28.3%	35.2%
Multifamily	22.2%	16.1%
Hotel	20.2%	21.6%
Mixed Use	13.3%	8.2%
Residential	4.7%	6.7%
Industrial	3.0%	3.0%
Retail	2.6%	2.8%
Other	5.7%	6.4%
	100.0%	100.0%

Geographic Location	June 30, 2021	December 31, 2020
U.S. Regions:
North East	20.5%	22.7%
West	17.7%	19.0%
South West	10.6%	11.1%
South East	10.1%	7.3%
Mid Atlantic	9.7%	9.5%
Midwest	4.5%	4.4%
International:
Europe/Australia	24.4%	23.3%
Bahamas/Bermuda	2.5%	2.7%
	100.0%	100.0%

Infrastructure Lending Segment
The following table sets forth the amount of each category of investments we owned within our Infrastructure Lending Segment as of June 30, 2021 and December 31, 2020 (dollars in thousands):

	Face Amount	Carrying Value	Asset Specific Financing	Net Investment	Unlevered Return on Asset
June 30, 2021
First priority infrastructure loans and HTM securities	$1,772,350	$1,740,521	$1,293,100	$447,421	4.9%
Loans held-for-sale, infrastructure	86,079	85,875	69,104	16,771	2.9%
Credit loss allowance	N/A	(12,531)	—	(12,531)
Investment in unconsolidated entities	N/A	24,770	—	24,770
	$1,858,429	$1,838,635	$1,362,204	$476,431

December 31, 2020
First priority infrastructure loans and HTM securities	$1,488,614	$1,458,880	$1,140,608	$318,272	5.2%
Loans held-for-sale, infrastructure	120,900	120,540	100,155	20,385	3.5%
Credit loss allowance	N/A	(10,759)	—	(10,759)
Investment in unconsolidated entities	N/A	25,095	—	25,095
	$1,609,514	$1,593,756	$1,240,763	$352,993
As of June 30, 2021 and December 31, 2020, our Infrastructure Lending Segment’s investment portfolio had the following characteristics based on carrying values:

Collateral Type	June 30, 2021	December 31, 2020
Natural gas power	59.3%	65.8%
Midstream/downstream oil & gas	27.1%	21.9%
Renewable power	7.9%	9.0%
Other thermal power	5.7%	3.3%
	100.0%	100.0%

Geographic Location	June 30, 2021	December 31, 2020
U.S. Regions:
North East	38.9%	43.1%
Midwest	22.8%	20.8%
South West	14.3%	15.3%
South East	11.9%	9.6%
West	5.8%	4.3%
Mid-Atlantic	1.6%	3.2%
Other	1.6%	—%
International:
Mexico	2.3%	2.7%
Other	0.8%	1.0%
	100.0%	100.0%

Property Segment
The following table sets forth the amount of each category of investments held within our Property Segment as of June 30, 2021 and December 31, 2020 (amounts in thousands):

	June 30, 2021	December 31, 2020
Properties, net	$1,941,500	$1,969,414
Lease intangibles, net	35,708	38,511
	$1,977,208	$2,007,925
The following table sets forth our net investment and other information regarding the Property Segment’s properties and lease intangibles as of June 30, 2021 (dollars in thousands):

	Carrying Value	Asset Specific Financing	Net Investment	Occupancy Rate	Weighted Average Remaining Lease Term
Office—Medical Office Portfolio	$761,425	$593,353	$168,072	93.5%	5.6 years
Multifamily residential—Woodstar I Portfolio	638,074	573,076	64,998	98.6%	0.5 years
Multifamily residential—Woodstar II Portfolio	611,283	512,732	98,551	98.7%	0.4 years
Retail—Master Lease Portfolio	343,790	192,882	150,908	100.0%	20.8 years
Subtotal—undepreciated carrying value	2,354,572	1,872,043	482,529
Accumulated depreciation and amortization	(377,364)	—	(377,364)
Net carrying value	$1,977,208	$1,872,043	$105,165
As of June 30, 2021 and December 31, 2020, our Property Segment’s investment portfolio had the following geographic characteristics based on carrying values:

Geographic Location	June 30, 2021	December 31, 2020
South East	62.1%	62.1%
South West	10.3%	10.3%
Midwest	10.1%	10.1%
North East	9.6%	9.6%
West	7.9%	7.9%
	100.0%	100.0%

Investing and Servicing Segment
The following table sets forth the amount of each category of investments we owned within our Investing and Servicing Segment as of June 30, 2021 and December 31, 2020 (amounts in thousands):

	Face Amount	Carrying Value		Asset Specific Financing		Net Investment
June 30, 2021
CMBS, fair value option	$2,752,547	$1,145,485	(1)	$379,512	(2)	$765,973
Intangible assets - servicing rights	N/A	55,783	(3)	—		55,783
Lease intangibles, net	N/A	13,229		—		13,229
Loans held-for-sale, fair value option, commercial	368,819	381,689		186,506		195,183
Loans held-for-investment	857	857		—		857
Investment in unconsolidated entities	N/A	42,954	(4)	—		42,954
Properties, net	N/A	177,153		176,793		360
	$3,122,223	$1,817,150		$742,811		$1,074,339
December 31, 2020
CMBS, fair value option	$2,652,459	$1,112,145	(1)	$360,221	(2)	$751,924
Intangible assets - servicing rights	N/A	54,578	(3)	—		54,578
Lease intangibles, net	N/A	15,548		—		15,548
Loans held-for-sale, fair value option, commercial	90,789	90,332		53,040		37,292
Loans held-for-investment	1,008	1,008		—		1,008
Investment in unconsolidated entities	N/A	44,664	(4)	—		44,664
Properties, net	N/A	197,843		192,839		5,004
	$2,744,256	$1,516,118		$606,100		$910,018
______________________________________________
(1)Includes $1.13 billion and $1.09 billion of CMBS eliminated in consolidation against VIE liabilities pursuant to ASC 810 as of June 30, 2021 and December 31, 2020. Also includes $186.6 million and $179.5 million of non-controlling interests in the consolidated entities which hold certain of these CMBS as of June 30, 2021 and December 31, 2020, respectively.
(2)Includes $38.3 million and $41.3 million of non-controlling interests in the consolidated entities which hold certain debt balances as of June 30, 2021 and December 31, 2020, respectively.
(3)Includes $42.1 million and $41.4 million of servicing rights intangibles eliminated in consolidation against VIE assets pursuant to ASC 810 as of June 30, 2021 and December 31, 2020, respectively.
(4)Includes $14.7 million and $16.1 million of investment in unconsolidated entities eliminated in consolidation against VIE assets pursuant to ASC 810 as of June 30, 2021 and December 31, 2020, respectively.

Our REIS Equity Portfolio, as described in Note 6 to the Condensed Consolidated Financial Statements, had the following characteristics based on carrying values of $175.4 million and $198.2 million as of June 30, 2021 and December 31, 2020, respectively:

Property Type	June 30, 2021	December 31, 2020
Office	45.4%	50.6%
Retail	32.9%	29.9%
Mixed Use	7.8%	6.9%
Self-storage	6.9%	6.2%
Multifamily	4.8%	4.2%
Hotel	2.2%	2.2%
	100.0%	100.0%

Geographic Location	June 30, 2021	December 31, 2020
North East	28.1%	24.8%
South West	17.4%	25.1%
South East	16.6%	15.4%
West	16.2%	14.8%
Mid Atlantic	12.6%	11.5%
Midwest	9.1%	8.4%
	100.0%	100.0%

New Credit Facilities and Amendments
Refer to Note 9 of our Condensed Consolidated Financial Statements for a detailed discussion of new credit facilities and amendments to existing credit facilities executed since December 31, 2020.
Secured Borrowings
The following table is a summary of our secured borrowings as of June 30, 2021 (dollars in thousands):

	Current Maturity		Extended Maturity (a)		Weighted Average Pricing	Pledged Asset Carrying Value		Maximum Facility Size		Outstanding Balance		Approved but Undrawn Capacity (b)	Unallocated Financing Amount (c)
Repurchase Agreements:
Commercial Loans	Aug 2021 to Aug 2025	(d)	Dec 2023 to Mar 2029	(d)	(e)	$7,100,320		$9,272,007	(f)	$4,775,976		$245,668	$4,250,363
Residential Loans	Apr 2022 to Oct 2023		N/A		LIBOR + 2.07%	564,736		1,900,000		483,810		—	1,416,190
Infrastructure Loans	Feb 2022		N/A		LIBOR + 2.01%	188,448		500,000		158,165		—	341,835
Conduit Loans	Feb 2022 to Jun 2023		Feb 2023 to Jun 2024		LIBOR + 2.03%	261,510		350,000		187,317		—	162,683
CMBS/RMBS	Mar 2022 to May 2031	(g)	Jun 2022 to Nov 2031	(g)	(h)	1,236,236		829,879		704,853	(i)	—	125,026
Total Repurchase Agreements						9,351,250		12,851,886		6,310,121		245,668	6,296,097
Other Secured Financing:
Borrowing Base Facility	Apr 2022		Apr 2024		LIBOR + 2.25%	122,294		650,000	(j)	72,630		19,075	558,295
Commercial Financing Facility	Mar 2022		Mar 2029		GBP LIBOR + 1.75%	101,978		82,132		82,132		—	—
Residential Financing Facility	Sep 2022		Sep 2025		3.50%	72,064		250,000		1,515		43,652	204,833
Infrastructure Acquisition Facility	Sep 2021		Sep 2022		(k)	335,309		336,931		230,040		—	106,891
Infrastructure Financing Facilities	Jul 2022 to Oct 2022		Oct 2024 to Jul 2027		LIBOR + 2.03%	719,693		1,250,000		573,846		—	676,154
Property Mortgages - Fixed rate	Nov 2024 to Aug 2052	(l)	N/A		4.03%	1,262,514		1,155,035		1,155,035		—	—
Property Mortgages - Variable rate	Nov 2021 to Jul 2030		N/A		(m)	906,420		969,790		945,215		—	24,575
Term Loan and Revolver	(n)		N/A		(n)	N/A	(n)	761,750		641,750		120,000	—
STWD 2019-FL1 CLO	Jul 2038		N/A		LIBOR + 1.34%	1,096,658		936,375		936,375		—	—
STWD 2021-FL2 CLO	Apr 2038		N/A		LIBOR + 1.50%	1,273,907		1,077,375		1,077,375		—	—
STWD 2021-SIF1 CLO	Apr 2032		N/A		LIBOR + 1.81%	470,776		410,000		410,000		—	—
Total Other Secured Financing						6,361,613		7,879,388		6,125,913		182,727	1,570,748
						$15,712,863		$20,731,274		$12,436,034		$428,395	$7,866,845
Unamortized net discount										(14,608)
Unamortized deferred financing costs										(84,092)
										$12,337,334
___________________________________________
(a)Subject to certain conditions as defined in the respective facility agreement.
(b)Approved but undrawn capacity represents the total draw amount that has been approved by the lenders related to those assets that have been pledged as collateral, less the drawn amount.
(c)Unallocated financing amount represents the maximum facility size less the total draw capacity that has been approved by the lenders.
(d)For certain facilities, borrowings collateralized by loans existing at maturity may remain outstanding until such loan collateral matures, subject to certain specified conditions.
(e)Certain facilities with an outstanding balance of $1.7 billion as of June 30, 2021 are indexed to GBP LIBOR and EURIBOR. The remainder have a weighted average rate of LIBOR + 2.07%.
(f)Certain facilities with an aggregate initial maximum facility size of $8.4 billion may be increased to $9.3 billion, subject to certain conditions. The $9.3 billion amount includes such upsizes.
(g)Certain facilities with an outstanding balance of $286.8 million as of June 30, 2021 carry a rolling 11-month or 12-month term which may reset monthly or quarterly with the lender's consent. These facilities carry no maximum facility size.
(h)A facility with an outstanding balance of $243.2 million as of June 30, 2021 has a weighted average fixed annual interest rate of 3.21%. All other facilities are variable rate with a weighted average rate of LIBOR + 1.84%.
(i)Includes: (i) $243.2 million outstanding on a repurchase facility that is not subject to margin calls; and (ii) $38.3 million outstanding on one of our repurchase facilities that represents the 49% pro rata share owed by a non-controlling partner in a consolidated joint venture (see Note 14 to the Condensed Consolidated Financial Statements).
(j)The initial maximum facility size of $300.0 million may be increased to $650.0 million, subject to certain conditions.
(k)Consists of an annual interest rate of the applicable currency benchmark index + 2.00%.

(l)The weighted average maturity is 6.2 years as of June 30, 2021.
(m)Includes a $600.0 million first mortgage and mezzanine loan secured by our Medical Office Portfolio. This debt has a weighted average interest rate of LIBOR + 2.07% that we swapped to a fixed rate of 3.34%. The remainder have a weighted average rate of LIBOR + 2.61%.
(n)Consists of: (i) a $641.8 million term loan facility that matures in July 2026, of which $393.0 million has an annual interest rate of LIBOR + 2.50% and $248.8 million has an annual interest rate of LIBOR + 3.50%, subject to a 75 bps LIBOR floor, and (ii) a $120.0 million revolving credit facility that matures in July 2024 with an annual interest rate of LIBOR + 3.00%. These facilities are secured by the equity interests in certain of our subsidiaries which totaled $4.0 billion as of June 30, 2021.
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

Quarter Ended	Quarter-End Balance	Weighted-Average Balance During Quarter	Variance	Explanations for Significant Variances
December 31, 2020	11,169,964	10,945,199	224,765	(a)
March 31, 2021	11,913,568	11,274,970	638,598	(b)
June 30, 2021	12,436,034	12,403,163	32,871	(c)
_____________________________________________
(a)Variance primarily due to the following: (i) late quarter timing of fundings on commercial loan facilities and (ii) borrowings on the Residential Financing Facility.
(b)Variance primarily due to late quarter timing of fundings on commercial loan facilities and the Borrowing Base Facility.
(c)Variance primarily due to the net increase in debt related to CLO issuances in April and May 2021.
Borrowings under Unsecured Senior Notes
During the three months ended June 30, 2021 and 2020, the weighted average effective borrowing rate on our unsecured senior notes was 5.4% and 4.9%, respectively. During the six months ended June 30, 2021 and 2020, the weighted average effective borrowing rate on our unsecured senior notes was 5.3% and 5.0%, respectively. The effective borrowing rate includes the effects of underwriter purchase discount and, during the 2020 period, the adjustment for the conversion option on the Convertible Notes, the initial value of which reduced the balance of the notes.
Refer to Note 10 of the Condensed Consolidated Financial Statements for further disclosure regarding the terms of our unsecured senior notes.

Scheduled Principal Repayments on Investments and Overhang on Financing Facilities
The following scheduled and/or projected principal repayments on our investments were based on amounts outstanding and extended contractual maturities of those investments as of June 30, 2021. The projected and/or required repayments of financing were based on the earlier of (i) the extended contractual maturity of each credit facility or (ii) the extended contractual maturity of each of the investments that have been pledged as collateral under the respective credit facility (amounts in thousands):

	Scheduled Principal Repayments on Loans and HTM Securities	Scheduled/Projected Principal Repayments on RMBS and CMBS	Projected/Required Repayments of Financing	Scheduled Principal Inflows Net of Financing Outflows
Third Quarter 2021	$243,229	$11,849	$(115,002)	$140,076
Fourth Quarter 2021	512,084	7,421	(1,068,855)	(549,350)	(1)
First Quarter 2022	353,056	8,486	(289,132)	72,410
Second Quarter 2022	254,787	5,947	(813,244)	(552,510)	(2)
Total	$1,363,156	$33,703	$(2,286,233)	$(889,374)
__________________________________________________
(1)Shortfall primarily relates to $700.0 million on the maturity of our Senior Notes due December 2021, which we expect to fund using a combination of available cash on hand, approved but undrawn capacity under our secured financing agreements and/or other potential sources of financing, as discussed below, including our issuance of $400.0 million of unsecured senior notes in July 2021 (refer to Note 23 of the Condensed Consolidated Financial Statements).
(2)Shortfall primarily relates to: (i) $422.3 million of repayments under a Residential Loans repurchase facility that carries a one-year term which we can extend every three months, the current balance of which will be repaid with securitization proceeds; and (ii)  $263.0 million of repayments under a securities facility which carries a rolling 12-month term that we have historically extended, and intend to continue to extend with lender’s consent.
In the normal course of business, the Company is in discussions with its lenders to extend, amend or replace any financing facilities which contain near term expirations.
Issuances of Equity Securities
We may raise funds through capital market transactions by issuing capital stock. There can be no assurance, however, that we will be able to access the capital markets at any particular time or on any particular terms. We have authorized 100,000,000 shares of preferred stock and 500,000,000 shares of common stock. At June 30, 2021, we had 100,000,000 shares of preferred stock available for issuance and 212,190,793 shares of common stock available for issuance.
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
The Company’s board of directors declared the following dividends during the six months ended June 30, 2021:

Declare Date	Record Date	Payment Date	Amount	Frequency
6/14/2021	6/30/2021	7/15/2021	$0.48	Quarterly
3/11/2021	3/31/2021	4/15/2021	0.48	Quarterly
Contractual Obligations and Commitments
Our material contractual obligations and commitments as of June 30, 2021 are as follows (amounts in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Secured financings (a)	$10,012,284	$933,249	$2,206,210	$3,894,406	$2,978,419
Collateralized loan obligations	2,423,750	104,258	1,000,149	1,242,324	77,019
Unsecured senior notes	1,750,000	700,000	550,000	500,000	—
Future loan commitments:
Commercial Lending (b)	1,358,851	1,036,024	306,127	16,700	—
Residential Lending (c)	406,013	406,013	—	—	—
Infrastructure Lending (d)	173,676	155,159	18,517	—	—
__________________________________________________
(a)Represents the contractual maturity of the respective credit facility, inclusive of available extension options.  If investments that have been pledged as collateral repay earlier than the contractual maturity of the debt, the related portion of the debt would likewise require earlier repayment. Refer to Note 9 to the Condensed Consolidated Financial Statements for the expected maturities by year.
(b)Excludes $162.6 million of loan funding commitments in which management projects the Company will not be obligated to fund in the future due to repayments made by the borrower earlier than, or in excess of, expectations.
(c)Represents outstanding residential loan purchase commitments.
(d)Represents contractual commitments of $112.4 million under revolvers and letters of credit, $46.2 million under delayed draw term loans and $15.0 million of outstanding infrastructure loan purchase commitments.
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
Our unsecured senior notes are expected to be repaid from a combination of available cash on hand, approved but undrawn capacity under our secured financing agreements, and/or equity issuances or other potential sources of financing, as discussed above, including issuances of new unsecured senior notes.
Our future loan commitments are expected to be primarily matched-term funded under secured financing agreements with any difference funded from available cash on hand or other potential sources of financing discussed above.

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
Significant judgment is required when estimating future credit losses; therefore, actual results over time could be materially different. As of June 30, 2021, we held $13.2 billion of loans and HTM securities measured at amortized cost with expected future funding commitments of $1.4 billion. During the six months ended June 30, 2021, we recognized an $11.8 million credit loss reversal and the related credit loss allowance was $69.6 million as of June 30, 2021. During the six months ended June 30, 2020 and the year ended December 31, 2020, we recognized credit loss provisions of $58.9 million and $43.2 million, respectively, and the related credit loss allowance was $89.2 million as of December 31, 2020.
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

Significant judgment is required when estimating expected cash flows used in determining the credit loss allowance for AFS debt securities; therefore, actual results over time could be materially different. As of June 30, 2021, we held $154.7 million of AFS debt securities. We did not recognize any provision for credit losses with respect to our AFS debt securities during the six months ended June 30, 2021 or during the year ended December 31, 2020. There was no related credit loss allowance as of June 30, 2021 and December 31, 2020.
Valuation of Financial Assets and Liabilities Carried at Fair Value
We measure our VIE assets and liabilities, mortgage-backed securities, derivative assets and liabilities, domestic servicing rights intangible asset and any assets or liabilities where we have elected the fair value option at fair value. When actively quoted observable prices are not available, we either use implied pricing from similar assets and liabilities or valuation models based on net present values of estimated future cash flows, adjusted as appropriate for liquidity, credit, market and/or other risk factors. See Note 19 to the Condensed Consolidated Financial Statements for details regarding the various methods and inputs we use in measuring the fair value of our financial assets and liabilities. As of June 30, 2021, we had $64.7 billion and $62.0 billion of financial assets and liabilities, respectively, that are measured at fair value, including $63.5 billion of VIE assets and $62.0 billion of VIE liabilities we consolidate pursuant to ASC 810.
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
Goodwill Impairment
Our goodwill at June 30, 2021 of $259.8 million represents the excess of consideration transferred over the fair value of net assets acquired in connection with the acquisitions of LNR in April 2013 and the Infrastructure Lending Segment in September 2018 and October 2018. In testing goodwill for impairment, we follow ASC 350, Intangibles—Goodwill and Other, which permits a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying value including goodwill. If the qualitative assessment determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying value including goodwill, then no impairment is determined to exist for the reporting unit. However, if the qualitative assessment determines that it is more likely than not that the fair value of the reporting unit is less than its carrying value including goodwill, or we choose not to perform the qualitative assessment, then we compare the fair value of that reporting unit with its carrying value, including goodwill, in a quantitative assessment. If the carrying value of a reporting unit exceeds its fair value, goodwill is considered impaired with the impairment loss measured as the excess of the reporting unit’s carrying value (inclusive of goodwill) over its fair value.
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
We seek to further manage credit risk associated with our Investing and Servicing Segment loans held-for-sale through the purchase of credit index instruments. The following table presents our credit index instruments as of June 30, 2021 and December 31, 2020 (dollars in thousands):

	Face Value of Loans Held-for-Sale	Aggregate Notional Value of Credit Index Instruments	Number of Credit Index Instruments
June 30, 2021	$131,980	$49,000	3
December 31, 2020	$90,789	$69,000	4
Interest Rate Risk
Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. We are subject to interest rate risk in connection with our investments and the related financing obligations. In general, we seek to match the interest rate characteristics of our investments with the interest rate characteristics of any related financing obligations such as repurchase agreements, bank credit facilities, term loans, revolving facilities and securitizations. In instances where the interest rate characteristics of an investment and the related financing obligation are not matched, we mitigate such interest rate risk through the utilization of interest rate derivatives of the same duration. The following table presents financial instruments where we have utilized interest rate derivatives to hedge interest rate risk and the related interest rate derivatives as of June 30, 2021 and December 31, 2020 (dollars in thousands):

	Face Value of Loans Held-for-Sale	Aggregate Notional Value of Credit Index Instruments	Number of Credit Index Instruments
Instrument hedged as of June 30, 2021
Loans held-for-sale	$610,756	$1,104,800	21
RMBS, available-for-sale	237,661	85,000	2
CMBS, fair value option	115,616	71,000	2
HTM debt securities	15,487	15,487	1
Secured financing agreements	932,047	1,581,335	22
Unsecured senior notes	500,000	470,000	1
	$2,411,567	$3,327,622	49
Instrument hedged as of December 31, 2020
Loans held-for-sale	$911,596	$557,000	25
RMBS, available-for-sale	252,738	421,000	4
CMBS, fair value option	125,985	71,000	2
HTM debt securities	16,554	16,554	1
Secured financing agreements	1,008,909	1,633,357	24
Unsecured senior notes	500,000	470,000	1
	$2,815,782	$3,168,911	57

The following table summarizes the estimated annual change in net investment income for our variable rate investments and our variable rate debt assuming increases or decreases in LIBOR or other applicable index rates and adjusted for the effects of our interest rate hedging activities (amounts in thousands, except per share data):

Income (Expense) Subject to Interest Rate Sensitivity	Variable rate investments and indebtedness (1)	1.0% Increase	0.5% Increase	0.5% Decrease	1.0% Decrease
Investment income from variable rate investments	$12,679,378	$65,151	$27,374	$(3,520)	$(3,647)
Interest expense from variable rate debt, net of interest rate derivatives	(8,495,973)	(88,609)	(42,906)	5,371	2,402
Net investment income from variable rate instruments	$4,183,405	$(23,458)	$(15,532)	$1,851	$(1,245)
Impact per diluted shares outstanding		$(0.08)	$(0.05)	$0.01	$—
______________________________________________________________________________________________________________________
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

The following table represents our current currency hedge exposure as it relates to our investments denominated in foreign currencies, along with the aggregate notional amount of the hedges in place (amounts in thousands except for number of contracts) using the June 30, 2021 GBP closing rate of 1.3827, EUR closing rate of 1.1858 and AUD closing rate of 0.7498.

Carrying Value of Net Investment	Local Currency	Number of Foreign Exchange Contracts	Aggregate Notional Value of Hedges Applied	Expiration Range of Contracts
$19,845	GBP	6	$27,270	July 2021 - December 2023
42,246	GBP	3	48,467	July 2021 - July 2023
23,660	EUR	25	23,866	July 2021 - April 2022
54,408	EUR	11	66,214	July 2021 - November 2023
101,113	GBP	22	96,177	July 2021 - August 2022
63,873	EUR	32	66,848	August 2021 - March 2023
52,848	GBP	18	65,385	August 2021 - May 2024
28,952	GBP	11	38,330	July 2021 - January 2024
3,192	GBP	4	7,784	July 2021 - October 2021
28,783	EUR	30	28,965	August 2021 - August 2022
83,923	GBP	1	83,923	July 2021
118,153	GBP	37	163,558	July 2021 - January 2024
5,330	EUR	5	6,773	August 2021 - July 2022
330	GBP	15	28,221	August 2021 - July 2022
119,845	GBP	10	166,411	August 2021 - November 2023
4,276	AUD	1	4,246	August 2021
17,979	EUR	18	21,151	August 2021 - June 2023
34,151	EUR	15	65,056	August 2021 - November 2022
41,356	EUR	20	49,233	September 2021 - November 2025
12,001	EUR	4	14,796	August 2021 - November 2023
62,927	GBP	8	66,469	August 2021 - November 2021
146,767	AUD	21	152,179	November 2021 - June 2022
21,041	EUR	15	22,827	June 2022 - April 2023
11,880	GBP	4	13,254	September 2021 - April 2022
$1,098,879		336	$1,327,403

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
Changes in Internal Control Over Financial Reporting. No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
There were no unregistered sales of securities during the three months ended June 30, 2021.
Issuer Purchases of Equity Securities
There were no purchases of common stock during the three months ended June 30, 2021.
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

STARWOOD PROPERTY TRUST, INC.

Date: August 5, 2021	By:	/s/ BARRY S. STERNLICHT
Barry S. Sternlicht Chief Executive Officer Principal Executive Officer

Date: August 5, 2021	By:	/s/ RINA PANIRY
Rina Paniry Chief Financial Officer, Treasurer, Chief Accounting Officer and Principal Financial Officer