Form 10-Q
period 2021-09-30
STARWOOD PROPERTY TRUST, INC.
filed 2021-11-09
CIK 1465128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of November 5, 2021 was 288,596,238.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited, amounts in thousands, except share data)

	As of September 30, 2021	As of December 31, 2020
Assets:
Cash and cash equivalents	$273,316	$563,217
Restricted cash	110,472	158,945
Loans held-for-investment, net of credit loss allowances of $57,573 and $77,444 ($91,499 and $90,684 held at fair value)	13,292,998	11,087,073
Loans held-for-sale ($2,099,266 and $932,295 held at fair value)	2,183,519	1,052,835
Investment securities, net of credit loss allowances of $6,389 and $5,675 ($184,153 and $198,053 held at fair value)	670,887	736,658
Properties, net	2,228,862	2,271,153
Intangible assets ($15,942 and $13,202 held at fair value)	65,122	70,117
Investment in unconsolidated entities	94,000	108,054
Goodwill	259,846	259,846
Derivative assets	52,566	40,555
Accrued interest receivable	108,126	95,980
Other assets	294,670	190,748
Variable interest entity (“VIE”) assets, at fair value	62,346,480	64,238,328
Total Assets	$81,980,864	$80,873,509
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$210,080	$206,845
Related-party payable	23,378	39,170
Dividends payable	139,738	137,959
Derivative liabilities	15,615	41,324
Secured financing agreements, net	11,502,052	10,146,190
Collateralized loan obligations and single asset securitization, net	2,614,230	930,554
Unsecured senior notes, net	1,733,684	1,732,520
VIE liabilities, at fair value	60,894,975	62,776,371
Total Liabilities	77,133,752	76,010,933
Commitments and contingencies (Note 21)
Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Preferred stock, $0.01 per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 per share, 500,000,000 shares authorized, 296,072,090 issued and 288,623,399 outstanding as of September 30, 2021 and 292,091,601 issued and 284,642,910 outstanding as of December 31, 2020	2,961	2,921
Additional paid-in capital	5,270,265	5,209,739
Treasury stock (7,448,691 shares)	(138,022)	(138,022)
Accumulated other comprehensive income	40,486	43,993
Accumulated deficit	(687,980)	(629,733)
Total Starwood Property Trust, Inc. Stockholders’ Equity	4,487,710	4,488,898
Non-controlling interests in consolidated subsidiaries	359,402	373,678
Total Equity	4,847,112	4,862,576
Total Liabilities and Equity	$81,980,864	$80,873,509
________________________________________________________
Note: In addition to the VIE assets and liabilities which are separately presented, our condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020 include assets of $3.1 billion and $1.1 billion, respectively, and liabilities of $2.6 billion and $0.9 billion, respectively, related to consolidated collateralized loan obligations (“CLOs”) and a single asset securitization ("SASB"), which are considered to be VIEs.  The CLOs' and SASB's assets can only be used to settle obligations of the CLOs and SASB, and the CLOs' and SASB's liabilities do not have recourse to Starwood Property Trust, Inc. Refer to Note 14 for additional discussion of VIEs.
See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited, amounts in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Interest income from loans	$203,252	$169,404	$583,099	$557,934
Interest income from investment securities	10,697	12,186	32,955	42,070
Servicing fees	10,473	9,548	29,739	20,999
Rental income	77,512	75,978	230,969	222,834
Other revenues	352	311	3,621	1,756
Total revenues	302,286	267,427	880,383	845,593
Costs and expenses:
Management fees	23,727	23,127	91,713	86,970
Interest expense	115,531	95,981	328,558	317,499
General and administrative	38,864	39,478	122,765	110,857
Acquisition and investment pursuit costs	214	884	806	3,383
Costs of rental operations	31,516	29,522	90,992	87,368
Depreciation and amortization	22,041	23,581	66,992	70,982
Credit loss (reversal) provision, net	(563)	(3,587)	(12,363)	55,284
Other expense	23	172	708	662
Total costs and expenses	231,353	209,158	690,171	733,005
Other income (loss):
Change in net assets related to consolidated VIEs	28,049	58,585	80,303	64,353
Change in fair value of servicing rights	2,237	634	2,740	(2,328)
Change in fair value of investment securities, net	(299)	(199)	903	3,132
Change in fair value of mortgage loans, net	31,727	61,384	68,116	79,700
Earnings from unconsolidated entities	2,042	3,192	6,002	32,065
(Loss) gain on sale of investments and other assets, net	(47)	—	26,377	6,768
Gain (loss) on derivative financial instruments, net	41,812	(28,097)	65,792	(34,485)
Foreign currency (loss) gain, net	(27,003)	25,452	(36,057)	(1,861)
Loss on extinguishment of debt	(499)	—	(2,197)	(2,377)
Other (loss) income, net	(964)	357	(6,416)	687
Total other income	77,055	121,308	205,563	145,654
Income before income taxes	147,988	179,577	395,775	258,242
Income tax provision	(7,501)	(14,843)	(6,378)	(6,816)
Net income	140,487	164,734	389,397	251,426
Net income attributable to non-controlling interests	(11,885)	(12,900)	(33,107)	(26,705)
Net income attributable to Starwood Property Trust, Inc.	$128,602	$151,834	$356,290	$224,721

Earnings per share data attributable to Starwood Property Trust, Inc.:
Basic	$0.44	$0.53	$1.23	$0.79
Diluted	$0.44	$0.52	$1.22	$0.79
See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited, amounts in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$140,487	$164,734	$389,397	$251,426
Other comprehensive (loss) income (net change by component):
Available-for-sale securities	(824)	(581)	(3,571)	(8,647)
Foreign currency translation	—	—	64	—
Other comprehensive loss	(824)	(581)	(3,507)	(8,647)
Comprehensive income	139,663	164,153	385,890	242,779
Less: Comprehensive income attributable to non-controlling interests	(11,885)	(12,900)	(33,107)	(26,705)
Comprehensive income attributable to Starwood Property Trust, Inc.	$127,778	$151,253	$352,783	$216,074
See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity
For the Three Months Ended September 30, 2021 and 2020
(Unaudited, amounts in thousands, except share data)

	Common stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income	Total Starwood Property Trust, Inc. Stockholders’ Equity	Non- Controlling Interests	Total Equity
	Shares	Par Value		Shares	Amount
Balance, June 30, 2021	295,257,898	$2,952	$5,248,490	7,448,691	$(138,022)	$(677,375)	$41,310	$4,477,355	$374,345	$4,851,700
Proceeds from DRIP Plan	8,161	—	209	—	—	—	—	209	—	209
Redemption of Class A Units	465,679	5	9,617	—	—	—	—	9,622	(9,622)	—
Equity offering costs	—	—	(5)	—	—	—	—	(5)	—	(5)
Share-based compensation	243,201	3	9,449	—	—	—	—	9,452	—	9,452
Manager fees paid in stock	97,151	1	2,505	—	—	—	—	2,506	—	2,506
Net income	—	—	—	—	—	128,602	—	128,602	11,885	140,487
Dividends declared, $0.48 per share	—	—	—	—	—	(139,207)	—	(139,207)	—	(139,207)
Other comprehensive loss, net	—	—	—	—	—	—	(824)	(824)	—	(824)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	52	52
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(17,258)	(17,258)
Balance, September 30, 2021	296,072,090	$2,961	$5,270,265	7,448,691	$(138,022)	$(687,980)	$40,486	$4,487,710	$359,402	$4,847,112

Balance, June 30, 2020	291,573,083	$2,916	$5,193,572	7,105,561	$(133,024)	$(614,093)	$42,866	$4,492,237	$372,559	$4,864,796
Proceeds from DRIP Plan	34,309	1	520	—	—	—	—	521	—	521
Redemption of Class A Units	—	—	418	—	—	—	—	418	(1,703)	(1,285)
Equity offering costs	—	—	(54)	—	—	—	—	(54)	—	(54)
Share-based compensation	179,935	1	6,260	—	—	—	—	6,261	—	6,261
Net income	—	—	—	—	—	151,834	—	151,834	12,900	164,734
Dividends declared, $0.48 per share	—	—	—	—	—	(136,755)	—	(136,755)	—	(136,755)
Other comprehensive loss, net	—	—	—	—	—	—	(581)	(581)	—	(581)
VIE non-controlling interests	—	—	—	—	—	—	—	—	12	12
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	251	251
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(12,207)	(12,207)
Balance, September 30, 2020	291,787,327	$2,918	$5,200,716	7,105,561	$(133,024)	$(599,014)	$42,285	$4,513,881	$371,812	$4,885,693
See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity
For the Nine Months Ended September 30, 2021 and 2020 (Continued)
(Unaudited, amounts in thousands, except share data)

	Common stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income	Total Starwood Property Trust, Inc. Stockholders’ Equity	Non- Controlling Interests	Total Equity
	Shares	Par Value		Shares	Amount
Balance, December 31, 2020	292,091,601	$2,921	$5,209,739	7,448,691	$(138,022)	$(629,733)	$43,993	$4,488,898	$373,678	$4,862,576
Cumulative effect of convertible notes accounting standard update adopted January 1, 2021	—	—	(3,755)	—	—	2,219	—	(1,536)	—	(1,536)
Proceeds from DRIP Plan	29,331	—	697	—	—	—	—	697	—	697
Redemption of Class A Units	853,681	9	17,729	—	—	—	—	17,738	(17,738)	—
Equity offering costs	—	—	(27)	—	—	—	—	(27)	—	(27)
Share-based compensation	2,400,946	24	29,335	—	—	—	—	29,359	—	29,359
Manager fees paid in stock	696,531	7	16,547	—	—	—	—	16,554	—	16,554
Net income	—	—	—	—	—	356,290	—	356,290	33,107	389,397
Dividends declared, $1.44 per share	—	—	—	—	—	(416,756)	—	(416,756)	—	(416,756)
Other comprehensive loss, net	—	—	—	—	—	—	(3,507)	(3,507)	—	(3,507)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	5,590	5,590
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(35,235)	(35,235)
Balance, September 30, 2021	296,072,090	$2,961	$5,270,265	7,448,691	$(138,022)	$(687,980)	$40,486	$4,487,710	$359,402	$4,847,112

Balance, December 31, 2019	287,380,891	$2,874	$5,132,532	5,180,140	$(104,194)	$(381,719)	$50,932	$4,700,425	$436,589	$5,137,014
Cumulative effect of credit loss accounting standard effective January 1, 2020	—	—	—	—	—	(32,286)	—	(32,286)	—	(32,286)
Proceeds from DRIP Plan	59,340	1	889	—	—	—	—	890	—	890
Redemption of Class A Units	409,712	4	8,952	—	—	—	—	8,956	(10,241)	(1,285)
Equity offering costs	—	—	(69)	—	—	—	—	(69)	—	(69)
Common stock repurchased	—	—	—	1,925,421	(28,830)	—	—	(28,830)	—	(28,830)
Share-based compensation	1,516,152	15	22,390	—	—	—	—	22,405	—	22,405
Manager fees paid in stock	2,421,232	24	36,022	—	—	—	—	36,046	—	36,046
Net income	—	—	—	—	—	224,721	—	224,721	26,705	251,426
Dividends declared, $1.44 per share	—	—	—	—	—	(409,730)	—	(409,730)	—	(409,730)
Other comprehensive loss, net	—	—	—	—	—	—	(8,647)	(8,647)	—	(8,647)
VIE non-controlling interests	—	—	—	—	—	—	—	—	(2,177)	(2,177)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	9,657	9,657
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(88,721)	(88,721)
Balance, September 30, 2020	291,787,327	$2,918	$5,200,716	7,105,561	$(133,024)	$(599,014)	$42,285	$4,513,881	$371,812	$4,885,693
See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited, amounts in thousands)

	For the Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities:
Net income	$389,397	$251,426
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs, premiums and discounts on secured borrowings	32,141	29,996
Amortization of discounts and deferred financing costs on unsecured senior notes	5,387	5,933
Accretion of net discount on investment securities	(10,090)	(9,362)
Accretion of net deferred loan fees and discounts	(44,523)	(30,468)
Share-based compensation	29,359	22,405
Manager fees paid in stock	16,554	36,046
Change in fair value of investment securities	(903)	(3,132)
Change in fair value of consolidated VIEs	26,990	41,008
Change in fair value of servicing rights	(2,740)	2,328
Change in fair value of loans	(68,116)	(79,700)
Change in fair value of derivatives	(70,661)	41,146
Foreign currency loss, net	36,057	1,861
Gain on sale of investments and other assets	(26,377)	(6,768)
Credit loss (reversal) provision, net	(12,363)	55,284
Depreciation and amortization	67,653	70,626
Earnings from unconsolidated entities	(6,002)	(32,065)
Distributions of earnings from unconsolidated entities	1,623	2,334
Loss on extinguishment of debt	2,197	2,377
Origination and purchase of loans held-for-sale, net of principal collections	(3,027,235)	(1,725,341)
Proceeds from sale of loans held-for-sale	2,333,767	1,997,651
Changes in operating assets and liabilities:
Related-party payable, net	(15,792)	(18,829)
Accrued and capitalized interest receivable, less purchased interest	(105,039)	(121,923)
Other assets	(27,236)	3,007
Accounts payable, accrued expenses and other liabilities	14,199	(9,691)
Net cash (used in) provided by operating activities	(461,753)	526,149
Cash Flows from Investing Activities:
Origination, purchase and funding of loans held-for-investment	(5,635,707)	(2,368,931)
Proceeds from principal collections on loans	3,173,764	1,357,445
Proceeds from loans sold	267,349	435,097
Purchase and funding of investment securities	—	(22,408)
Proceeds from sales of investment securities	—	7,940
Proceeds from principal collections on investment securities	77,855	67,957
Proceeds from sales of real estate	60,969	23,805
Purchases and additions to properties and other assets	(17,259)	(17,923)
Investment in unconsolidated entities	—	(3,133)
Proceeds from sale of interest in unconsolidated entities	—	10,313
Distribution of capital from unconsolidated entities	25,555	2,485
Payments for purchase or termination of derivatives	(14,699)	(76,270)
Proceeds from termination of derivatives	44,742	13,667
Net cash used in investing activities	(2,017,431)	$(569,956)

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited, amounts in thousands)

	For the Nine Months Ended September 30,
	2021	2020
Cash Flows from Financing Activities:
Proceeds from borrowings	$11,654,848	$4,935,556
Principal repayments on and repurchases of borrowings	(8,566,856)	(4,221,999)
Payment of deferred financing costs	(46,196)	(17,978)
Proceeds from common stock issuances	697	511
Payment of equity offering costs	(27)	(69)
Payment of dividends	(414,977)	(408,893)
Contributions from non-controlling interests	5,590	9,657
Distributions to non-controlling interests	(35,235)	(90,006)
Purchase of treasury stock	—	(28,830)
Issuance of debt of consolidated VIEs	69,399	24,376
Repayment of debt of consolidated VIEs	(608,435)	(279,419)
Distributions of cash from consolidated VIEs	83,785	57,174
Net cash provided by (used in) financing activities	2,142,593	(19,920)
Net decrease in cash, cash equivalents and restricted cash	(336,591)	(63,727)
Cash, cash equivalents and restricted cash, beginning of period	722,162	574,031
Effect of exchange rate changes on cash	(1,783)	902
Cash, cash equivalents and restricted cash, end of period	$383,788	$511,206
Supplemental disclosure of cash flow information:
Cash paid for interest	$276,783	$284,855
Income taxes paid	7,036	2,261
Supplemental disclosure of non-cash investing and financing activities:
Dividends declared, but not yet paid	$140,465	$138,737
Consolidation of VIEs (VIE asset/liability additions)	4,427,479	3,589,657
Deconsolidation of VIEs (VIE asset/liability reductions)	935,855	7,652
Reclassification of loans held-for-investment to loans held-for-sale	237,132	449,025
Reclassification of loans held-for-sale to loans held-for-investment	124,932	104,327
Transfer of loans from VIE assets to residential loans upon redemption of consolidated RMBS trusts	432,926	—
Loan principal collections temporarily held at master servicer	119,925	9,911
Net assets acquired through conversion to equity interest and foreclosure	36,308	—
Redemption of Class A Units for common stock	17,738	8,538
Unsettled derivative transactions	4,047	—
Unsettled common stock issuances	—	379
See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
As of September 30, 2021
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
We have four reportable business segments as of September 30, 2021 and we refer to the investments within these segments as our target assets:
•Real estate commercial and residential lending (the “Commercial and Residential Lending Segment”)—engages primarily in originating, acquiring, financing and managing commercial first mortgages, non-agency residential mortgages (“residential loans”), subordinated mortgages, mezzanine loans, preferred equity, commercial mortgage-backed securities (“CMBS”), residential mortgage-backed securities (“RMBS”) and other real estate and real estate-related debt investments in both the U.S. and Europe (including distressed or non-performing loans). Our residential loans are secured by a first mortgage lien on residential property and primarily consist of non-agency residential loans that are not guaranteed by any U.S. Government agency or federally chartered corporation.
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
These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (our “Form 10-K”), as filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the operating results for the full year.
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
Variable Interest Entities
In addition to the securitization VIEs, we have financed pools of our loans through collateralized loan obligations (“CLOs”) and a single asset securitization ("SASB"), which are considered VIEs. We also hold interests in certain other entities which are considered VIEs as the limited partners of those entities with equity at risk do not collectively possess (i) the right to remove the general partner or dissolve the partnership without cause or (ii) the right to participate in significant decisions made by the partnership.
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
Convertible Senior Notes
Effective January 1, 2021, the Company early adopted ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40), which removes certain separation models for convertible debt instruments and convertible preferred stock that require the separation into a debt component and an equity or derivative component. Consequently, our convertible senior notes (the “Convertible Notes”), which were previously accounted for as having separate liability and equity components, are now accounted for as a single liability measured at amortized cost. The standard was adopted using the modified retrospective method of transition, which resulted in a cumulative decrease to additional paid-in capital of $3.7 million, partially offset by a cumulative decrease to accumulated deficit of $2.2 million as of January 1, 2021.
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
Nearly all of the Company’s unvested RSUs and RSAs contain rights to receive non-forfeitable dividends and thus are participating securities. In addition, the non-controlling interests that are redeemable with our common stock are considered participating securities because they earn a preferred return indexed to the dividend rate on our common stock (see Note 16). Due to the existence of these participating securities, the two-class method of computing EPS is required, unless another method is determined to be more dilutive. Under the two-class method, undistributed earnings are reallocated between shares of common stock and participating securities. For the three and nine months ended September 30, 2021 and 2020, the two-class method resulted in the most dilutive EPS calculation.
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
We believe the estimates and assumptions underlying our consolidated financial statements are reasonable and supportable based on the information available as of September 30, 2021. However, uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and our business in particular, makes any estimates and assumptions as of September 30, 2021 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results may ultimately differ from those estimates.
Recent Accounting Developments
On March 12, 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and on January 11, 2021, issued ASU 2021-01, Reference Rate Reform (Topic 848) – Scope, both of which provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference LIBOR or other reference rates expected to be discontinued because of reference rate reform. These ASUs are effective through December 31, 2022. The Company has not adopted any of the optional expedients or exceptions through September 30, 2021, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.

3. Acquisitions and Divestitures
During the nine months ended September 30, 2021, we sold a property within the Investing and Servicing Segment Property Portfolio ("REIS Equity Portfolio") for $30.9 million. In connection with this sale, we recognized a gain of $9.7 million within gain on sale of investments and other assets in our condensed consolidated statements of operations. During the nine months ended September 30, 2020, we sold a property within the REIS Equity Portfolio for $24.1 million. In connection with this sale, we recognized a gain of $7.4 million within gain on sale of investments and other assets in our condensed consolidated statements of operations.
During the nine months ended September 30, 2021, we sold an operating property within the Commercial and Residential Lending Segment relating to a grocery distribution facility located in Montgomery, Alabama that was previously acquired in March 2019 through foreclosure of a loan with a carrying value of $9.0 million ($20.9 million unpaid principal balance net of an $8.3 million allowance and $3.6 million of unamortized discount) at the foreclosure date. The operating property was sold for $30.6 million and we recognized a gain of $17.7 million within gain on sale of investments and other assets in our condensed consolidated statements of operations.
During the three and nine months ended September 30, 2021 and 2020, we had no significant acquisitions of properties or businesses.

4. Loans
Our loans held-for-investment are accounted for at amortized cost and our loans held-for-sale are accounted for at the lower of cost or fair value, unless we have elected the fair value option for either. The following tables summarize our investments in mortgages and loans as of September 30, 2021 and December 31, 2020 (dollars in thousands):

September 30, 2021	Carrying Value	Face Amount	Weighted Average Coupon (1)	Weighted Average Life (“WAL”) (years)(2)
Loans held-for-investment:
Commercial loans:
First mortgages (3)	$10,984,936	$11,043,211	4.9%	1.8
Subordinated mortgages (4)	81,159	82,916	9.6%	3.0
Mezzanine loans (3)	477,227	474,105	9.6%	1.3
Other	17,689	19,450	8.2%	2.3
Total commercial loans	11,561,011	11,619,682
Infrastructure first priority loans (5)	1,698,061	1,719,931	4.3%	3.9
Residential loans, fair value option (6)	91,499	91,280	6.1%	N/A	(7)
Total loans held-for-investment	13,350,571	13,430,893
Loans held-for-sale:
Residential, fair value option (6)	1,813,458	1,758,342	4.3%	N/A	(7)
Commercial, fair value option	285,808	278,736	3.6%	9.7
Infrastructure, lower of cost or fair value (5)	84,253	84,457	2.8%	1.5
Total loans held-for-sale	2,183,519	2,121,535
Total gross loans	15,534,090	$15,552,428
Credit loss allowances:
Commercial loans held-for-investment	(48,359)
Infrastructure loans held-for-investment	(9,214)
Total allowances	(57,573)
Total net loans	$15,476,517

December 31, 2020
Loans held-for-investment:
Commercial loans:
First mortgages (3)	$8,931,772	$8,978,373	5.3%	1.5
Subordinated mortgages (4)	71,185	72,257	8.8%	2.8
Mezzanine loans (3)	620,319	619,352	10.1%	1.6
Other	30,284	33,626	8.9%	1.8
Total commercial loans	9,653,560	9,703,608
Infrastructure first priority loans	1,420,273	1,439,940	4.4%	4.3
Residential loans, fair value option	90,684	86,796	6.0%	N/A	(7)
Total loans held-for-investment	11,164,517	11,230,344
Loans held-for-sale:
Residential, fair value option	841,963	820,807	6.0%	N/A	(7)
Commercial, fair value option	90,332	90,789	3.9%	10.0
Infrastructure, lower of cost or fair value	120,540	120,900	3.1%	3.2
Total loans held-for-sale	1,052,835	1,032,496
Total gross loans	12,217,352	$12,262,840
Credit loss allowances:
Commercial loans held-for-investment	(69,611)
Infrastructure loans held-for-investment	(7,833)
Total allowances	(77,444)
Total net loans	$12,139,908

______________________________________________________________________________________________________________________
(1)Calculated using LIBOR or other applicable index rates as of September 30, 2021 and December 31, 2020 for variable rate loans.
(2)Represents the WAL of each respective group of loans as of the respective balance sheet date. The WAL of each individual loan is calculated using amounts and timing of future principal payments, as projected at origination or acquisition.
(3)First mortgages include first mortgage loans and any contiguous mezzanine loan components because as a whole, the expected credit quality of these loans is more similar to that of a first mortgage loan.  The application of this methodology resulted in mezzanine loans with carrying values of $1.2 billion and $877.3 million being classified as first mortgages as of September 30, 2021 and December 31, 2020, respectively.
(4)Subordinated mortgages include B-Notes and junior participation in first mortgages where we do not own the senior A-Note or senior participation. If we own both the A-Note and B-Note, we categorize the loan as a first mortgage loan.
(5)During the nine months ended September 30, 2021, $30.7 million of infrastructure loans held-for-sale were reclassified into loans held-for-investment.
(6)During the nine months ended September 30, 2021, $94.2 million of residential loans held-for-sale were reclassified into loans held-for-investment and $94.9 million of residential loans held-for-investment were reclassified into loans held-for-sale.
(7)Residential loans have a weighted average remaining contractual life of 29.5 years and 27.9 years as of September 30, 2021 and December 31, 2020, respectively.
As of September 30, 2021, our variable rate loans held-for-investment were as follows (dollars in thousands):

September 30, 2021	Carrying Value	Weighted-average Spread Above Index
Commercial loans	$11,114,900	4.2%
Infrastructure loans	1,698,061	3.9%
Total variable rate loans held-for-investment	$12,812,961	4.2%
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
The macroeconomic forecasts do not differentiate among property types or asset classes. Instead, these forecasts reference general macroeconomic growth factors which apply broadly across all assets. However, the COVID-19 pandemic has had a more negative impact on certain property types, principally retail and hospitality, which were initially impacted by lockdowns and partial reopenings and reduced consumer travel. The office sector has also been adversely affected due to the increase in remote working arrangements. The broad macroeconomic forecasts do not account for such differentiation. Accordingly, we have selected a more adverse macroeconomic recovery forecast related to these property types in determining our credit loss allowance.

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
The significant credit quality indicators for our loans measured at amortized cost, which excludes loans held-for-sale, were as follows as of September 30, 2021 (dollars in thousands):

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Total	Total Amortized Cost Basis	Credit Loss Allowance
As of September 30, 2021	2021	2020	2019	2018	2017	Prior
Commercial loans:
Credit quality indicator:
LTV < 60%	$2,055,283	$758,931	$1,185,385	$595,145	$657,732	$287,335	$—	$5,539,811	$8,226
LTV 60% - 70%	2,136,337	416,218	1,188,220	679,369	—	82,258	—	4,502,402	19,763
LTV > 70%	329,066	272,581	473,177	352,473	—	61,835	—	1,489,132	12,104
Credit deteriorated	—	—	—	—	—	11,977	—	11,977	8,266
Defeased and other	—	—	—	—	—	17,689	—	17,689	—
Total commercial	$4,520,686	$1,447,730	$2,846,782	$1,626,987	$657,732	$461,094	$—	$11,561,011	$48,359
Infrastructure loans:
Credit quality indicator:
Power	$98,003	$52,343	$217,061	$410,610	$121,482	$305,241	$9,111	$1,213,851	$5,108
Oil and gas	64,547	17,376	254,266	98,924	45,113	—	3,984	484,210	4,106
Total infrastructure	$162,550	$69,719	$471,327	$509,534	$166,595	$305,241	$13,095	$1,698,061	$9,214
Residential loans held-for-investment, fair value option								91,499	—
Loans held-for-sale								2,183,519	—
Total gross loans								$15,534,090	$57,573
As of September 30, 2021, we had credit deteriorated commercial loans with an amortized cost basis of $12.0 million. These loans were on nonaccrual status, with the cost recovery method of interest income recognition applied. In addition to these credit deteriorated loans, we had a $196.2 million commercial loan and $19.5 million of residential loans that were 90 days or greater past due at September 30, 2021. In March 2021, $7.3 million relating to the $196.2 million commercial loan that was 90 days or greater past due was converted to equity interests pursuant to a consensual transfer under pre-existing equity pledges of additional collateral (see Note 7). The $196.2 million commercial loan, along with a $13.1 million infrastructure loan in forbearance, were placed on nonaccrual status in January 2021, but are not considered credit deteriorated as we presently expect to recover all amounts due. Any loans which are modified to provide for the deferral of interest are not considered past due and are accounted for in accordance with our revenue recognition policy on interest income.

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
The following tables present the activity in our credit loss allowance for funded loans and unfunded commitments (amounts in thousands):

	Funded Commitments Credit Loss Allowance
	Loans Held-for-Investment			Total Funded Loans
Nine Months Ended September 30, 2021	Commercial		Infrastructure
Credit loss allowance at December 31, 2020	$69,611		$7,833	$77,444
Credit loss (reversal) provision, net	(13,238)		1,124	(12,114)
Charge-offs	(7,757)	(1)	—	(7,757)
Recoveries	—		—	—
Transfers	(257)		257	—
Credit loss allowance at September 30, 2021	$48,359		$9,214	$57,573

	Unfunded Commitments Credit Loss Allowance (2)
	Loans Held-for-Investment
Nine Months Ended September 30, 2021	Commercial	Infrastructure	Total
Credit loss allowance at December 31, 2020	$5,258	$812	$6,070
Credit loss reversal, net	(440)	(523)	(963)
Credit loss allowance at September 30, 2021	$4,818	$289	$5,107
Memo: Unfunded commitments as of September 30, 2021 (3)	$1,352,772	$32,080	$1,384,852
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
Loan Portfolio Activity
The activity in our loan portfolio was as follows (amounts in thousands):

	Held-for-Investment Loans
Nine Months Ended September 30, 2021	Commercial	Infrastructure	Residential	Held-for-Sale Loans	Total Loans
Balance at December 31, 2020	$9,583,949	$1,412,440	$90,684	$1,052,835	$12,139,908
Acquisitions/originations/additional funding	5,242,378	393,329	—	3,151,361	8,787,068
Capitalized interest (1)	89,830	—	2,068	2,062	93,960
Basis of loans sold (2)	(243,378)	—	—	(2,358,790)	(2,602,168)
Loan maturities/principal repayments	(2,897,747)	(211,695)	(26,341)	(250,662)	(3,386,445)
Discount accretion/premium amortization	40,367	3,652	—	504	44,523
Changes in fair value	—	—	1,837	66,279	68,116
Foreign currency translation loss, net	(75,094)	(840)	—	—	(75,934)
Credit loss reversal (provision), net	13,238	(1,124)	—	—	12,114
Loan foreclosure and conversion to equity interest	(36,308)	—	—	—	(36,308)	(3)
Transfer to/from other asset classifications or between segments	(204,583)	93,085	23,251	519,930	431,683	(4)
Balance at September 30, 2021	$11,512,652	$1,688,847	$91,499	$2,183,519	$15,476,517

	Held-for-Investment Loans
Nine Months Ended September 30, 2020	Commercial	Infrastructure	Residential	Held-for-Sale Loans	Total Loans
Balance at December 31, 2019	$8,517,054	$1,397,448	$671,572	$884,150	$11,470,224
Cumulative effect of ASC 326 effective January 1, 2020	(10,112)	(10,328)	—	—	(20,440)
Acquisitions/originations/additional funding	2,090,964	177,247	100,720	1,800,018	4,168,949
Capitalized interest (1)	105,329	48	—	—	105,377
Basis of loans sold (2)	(397,038)	—	(604)	(2,035,770)	(2,433,412)
Loan maturities/principal repayments	(1,148,317)	(96,150)	(76,025)	(75,632)	(1,396,124)
Discount accretion/premium amortization	28,686	1,672	—	110	30,468
Changes in fair value	—	—	(16,565)	96,265	79,700
Foreign currency translation loss, net	(15,279)	(38)	—	(1,291)	(16,608)
Credit loss (provision) reversal, net	(53,110)	(3,824)	—	125	(56,809)
Transfer to/from other asset classifications	—	77,993	(422,691)	344,698	—
Balance at September 30, 2020	$9,118,177	$1,544,068	$256,407	$1,012,673	$11,931,325
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
(4)Net transfers represent residential loans transferred from VIE assets upon redemption of two consolidated RMBS trusts.

5. Investment Securities
Investment securities were comprised of the following as of September 30, 2021 and December 31, 2020 (amounts in thousands):

	Carrying Value as of
	September 30, 2021	December 31, 2020
RMBS, available-for-sale	$148,583	$167,349
RMBS, fair value option (1)	215,152	235,997
CMBS, fair value option (1), (2)	1,227,119	1,209,030
HTM debt securities, amortized cost net of credit loss allowance of $6,389 and $5,675	486,734	538,605
Equity security, fair value	12,067	11,247
Subtotal—Investment securities	2,089,655	2,162,228
VIE eliminations (1)	(1,418,768)	(1,425,570)
Total investment securities	$670,887	$736,658
______________________________________________________________________________________________________________________
(1)Certain fair value option CMBS and RMBS are eliminated in consolidation against VIE liabilities pursuant to ASC 810.
(2)Includes $179.8 million and $179.5 million of non-controlling interests in the consolidated entities which hold certain of these CMBS as of September 30, 2021 and December 31, 2020, respectively.
Purchases, sales, principal collections and redemptions for all investment securities were as follows (amounts in thousands):

	RMBS, available-for-sale	RMBS, fair value option	CMBS, fair value option	HTM Securities	Securitization VIEs (1)	Total
Three Months Ended September 30, 2021
Purchases	$—	$33,009	$8,383	$—	$(41,392)	$—
Sales	—	—	27,111	—	(27,111)	—
Principal collections	7,881	14,204	706	752	(14,555)	8,988
Redemptions	—	26,753	—	—	(26,753)	—
Three Months Ended September 30, 2020
Purchases/fundings	$—	$43,083	$—	$6,288	$(43,083)	$6,288
Principal collections	6,063	12,132	8,265	11,203	(20,185)	17,478

	RMBS, available-for-sale	RMBS, fair value option	CMBS, fair value option	HTM Securities	Securitization VIEs (1)	Total
Nine Months Ended September 30, 2021
Purchases	$—	$112,693	$62,465	$—	$(175,158)	$—
Sales	—	30,684	38,715	—	(69,399)	—
Principal collections	22,995	42,235	4,429	53,321	(45,125)	77,855
Redemptions	—	38,729	—	—	(38,729)	—
Nine Months Ended September 30, 2020
Purchases/fundings	$—	$257,808	$7,661	$22,408	$(265,469)	$22,408
Sales	—	—	32,316	—	(24,376)	7,940
Principal collections	18,626	32,236	25,715	48,554	(57,174)	67,957
______________________________________________________________________________________________________________________
(1)Represents RMBS and CMBS, fair value option amounts eliminated due to our consolidation of securitization VIEs. These amounts are reflected as issuance or repayment of debt of, or distributions from, consolidated VIEs in our condensed consolidated statements of cash flows.

RMBS, Available-for-Sale
The Company classified all of its RMBS not eliminated in consolidation as available-for-sale as of September 30, 2021 and December 31, 2020. These RMBS are reported at fair value in the balance sheet with changes in fair value recorded in accumulated other comprehensive income (“AOCI”).
The tables below summarize various attributes of our investments in available-for-sale RMBS as of September 30, 2021 and December 31, 2020 (amounts in thousands):

				Unrealized Gains or (Losses) Recognized in AOCI
	Amortized Cost	Credit Loss Allowance	Net Basis	Gross Unrealized Gains	Gross Unrealized Losses	Net Fair Value Adjustment	Fair Value
September 30, 2021
RMBS	$108,097	$—	$108,097	$40,486	$—	$40,486	$148,583
December 31, 2020
RMBS	$123,292	$—	$123,292	$44,123	$(66)	$44,057	$167,349

	Weighted Average Coupon (1)	WAL (Years) (2)
September 30, 2021
RMBS	1.2%	5.4
______________________________________________________________________________________________________________________
(1)Calculated using the September 30, 2021 one-month LIBOR rate of 0.080% for floating rate securities.
(2)Represents the remaining WAL of each respective group of securities as of the balance sheet date. The WAL of each individual security is calculated using projected amounts and projected timing of future principal payments.
As of September 30, 2021, approximately $129.4 million, or 87%, of RMBS were variable rate. We purchased all of the RMBS at a discount, a portion of which is accreted into income over the expected remaining life of the security. The majority of the income from this strategy is earned from the accretion of this accretable discount.
We have engaged a third party manager who specializes in RMBS to execute the trading of RMBS, the cost of which was $0.3 million and $0.3 million for the three months ended September 30, 2021 and 2020, respectively, and $0.9 million and $1.0 million for the nine months ended September 30, 2021 and 2020, respectively, recorded as management fees in the accompanying condensed consolidated statements of operations.
The following table presents the gross unrealized losses and estimated fair value of any available-for-sale securities that were in an unrealized loss position as of September 30, 2021 and December 31, 2020, and for which an allowance for credit losses has not been recorded (amounts in thousands):

	Estimated Fair Value		Unrealized Losses
	Securities with a loss less than 12 months	Securities with a loss greater than 12 months	Securities with a loss less than 12 months	Securities with a loss greater than 12 months
As of September 30, 2021
RMBS	$—	$—	$—	$—
As of December 31, 2020
RMBS	$438	$1,195	$(25)	$(41)
As of December 31, 2020, there were two securities with unrealized losses reflected in the table above (none as of September 30, 2021). After evaluating the securities and recording adjustments for credit losses, we concluded that the remaining unrealized losses reflected above were noncredit-related and would be recovered from the securities’ estimated future cash flows. We considered a number of factors in reaching this conclusion, including that we did not intend to sell the securities, it was not considered more likely than not that we would be forced to sell the securities prior to recovering our amortized cost, and there were no material credit events that would have caused us to otherwise conclude that we would not recover our cost. Credit losses are calculated by comparing (i) the estimated future cash flows of each security discounted at the yield determined as of the initial acquisition date or, if since revised, as of the last date previously revised, to (ii) our net amortized cost basis. Significant judgment is used in projecting cash flows for our non-agency RMBS. As a result, actual income and/or credit losses could be materially different from what is currently projected and/or reported.

CMBS and RMBS, Fair Value Option
As discussed in the “Fair Value Option” section of Note 2 herein, we elect the fair value option for certain CMBS and RMBS in an effort to eliminate accounting mismatches resulting from the current or potential consolidation of securitization VIEs. As of September 30, 2021, the fair value and unpaid principal balance of CMBS where we have elected the fair value option, excluding the notional value of interest-only securities and before consolidation of securitization VIEs, were $1.2 billion and $2.8 billion, respectively. As of September 30, 2021, the fair value and unpaid principal balance of RMBS where we have elected the fair value option, excluding the notional value of interest-only securities and before consolidation of securitization VIEs, were $215.2 million and $119.5 million, respectively. The $1.4 billion total fair value balance of CMBS and RMBS represents our economic interests in these assets. However, as a result of our consolidation of securitization VIEs, the vast majority of this fair value (all except $23.5 million at September 30, 2021) is eliminated against VIE liabilities before arriving at our GAAP balance for fair value option investment securities.
As of September 30, 2021, $98.2 million of our CMBS were variable rate and none of our RMBS were variable rate.
HTM Debt Securities, Amortized Cost
The table below summarizes our investments in HTM debt securities as of September 30, 2021 and December 31, 2020 (amounts in thousands):

	Amortized Cost Basis	Credit Loss Allowance	Net Carrying Amount	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
September 30, 2021
CMBS	$339,190	$(1,593)	$337,597	$—	$(23,490)	$314,107
Preferred interests	117,692	(1,877)	115,815	3,415	—	119,230
Infrastructure bonds	36,241	(2,919)	33,322	498	—	33,820
Total	$493,123	$(6,389)	$486,734	$3,913	$(23,490)	$467,157

December 31, 2020
CMBS	$339,059	$—	$339,059	$—	$(23,286)	$315,773
Preferred interests	166,614	(2,749)	163,865	432	(913)	163,384
Infrastructure bonds	38,607	(2,926)	35,681	415	—	36,096
Total	$544,280	$(5,675)	$538,605	$847	$(24,199)	$515,253
The following table presents the activity in our credit loss allowance for HTM debt securities (amounts in thousands):

	CMBS	Preferred Interests	Infrastructure Bonds	Total HTM Credit Loss Allowance
Nine Months Ended September 30, 2021
Credit loss allowance at December 31, 2020	$—	$2,749	$2,926	$5,675
Credit loss provision (reversal), net	1,593	(872)	(7)	714
Credit loss allowance at September 30, 2021	$1,593	$1,877	$2,919	$6,389
The table below summarizes the maturities of our HTM debt securities by type as of September 30, 2021 (amounts in thousands):

	CMBS	Preferred Interests	Infrastructure Bonds	Total
Less than one year	$313,928	$—	$—	$313,928
One to three years	23,669	115,815	—	139,484
Three to five years	—	—	814	814
Thereafter	—	—	32,508	32,508
Total	$337,597	$115,815	$33,322	$486,734

Equity Security, Fair Value
During 2012, we acquired 9,140,000 ordinary shares from a related-party in Starwood European Real Estate Finance Limited (“SEREF”), a debt fund that is externally managed by an affiliate of our Manager and is listed on the London Stock Exchange. The fair value of the investment remeasured in USD was $12.1 million and $11.2 million as of September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021, our shares represent an approximate 2% interest in SEREF.
6. Properties
Our properties are held within the following portfolios:
Woodstar I Portfolio
The Woodstar I Portfolio is comprised of 32 affordable housing communities with 8,948 units concentrated primarily in the Tampa, Orlando and West Palm Beach metropolitan areas. During the year ended December 31, 2015, we acquired 18 of the 32 affordable housing communities of the Woodstar I Portfolio with the final 14 communities acquired during the year ended December 31, 2016. The Woodstar I Portfolio includes total gross properties and lease intangibles of $640.9 million and debt of $573.4 million as of September 30, 2021.
Woodstar II Portfolio
The Woodstar II Portfolio is comprised of 27 affordable housing communities with 6,109 units concentrated primarily in Central and South Florida. We acquired eight of the 27 affordable housing communities in December 2017, with the final 19 communities acquired during the year ended December 31, 2018. The Woodstar II Portfolio includes total gross properties and lease intangibles of $611.8 million and debt of $512.9 million as of September 30, 2021.
Medical Office Portfolio
The Medical Office Portfolio is comprised of 34 medical office buildings acquired during the year ended December 31, 2016. These properties, which collectively comprise 1.9 million square feet, are geographically dispersed throughout the U.S. and primarily affiliated with major hospitals or located on or adjacent to major hospital campuses. The Medical Office Portfolio includes total gross properties and lease intangibles of $762.1 million and debt of $593.9 million as of September 30, 2021.
Master Lease Portfolio
The Master Lease Portfolio is comprised of 16 retail properties geographically dispersed throughout the U.S., with more than 50% of the portfolio, by carrying value, located in Florida, Texas and Minnesota. These properties, which we acquired in September 2017, collectively comprise 1.9 million square feet and were leased back to the seller under corporate guaranteed master net lease agreements with initial terms of 24.6 years and periodic rent escalations. The Master Lease Portfolio includes total gross properties of $343.8 million and debt of $193.0 million as of September 30, 2021.
Investing and Servicing Segment Property Portfolio
The REIS Equity Portfolio is comprised of 14 commercial real estate properties and one equity interest in an unconsolidated commercial real estate property which were acquired from CMBS trusts during the previous five years. The REIS Equity Portfolio includes total gross properties and lease intangibles of $250.3 million and debt of $176.7 million as of September 30, 2021.

The table below summarizes our properties held as of September 30, 2021 and December 31, 2020 (dollars in thousands):

	Depreciable Life	September 30, 2021	December 31, 2020
Property Segment
Land and land improvements	0 - 15 years	$485,177	$484,846
Buildings and building improvements	0 - 45 years	1,693,834	1,690,701
Furniture & fixtures	3 - 7 years	65,575	59,632
Investing and Servicing Segment
Land and land improvements	0 - 15 years	45,243	50,585
Buildings and building improvements	3 - 40 years	167,271	179,014
Furniture & fixtures	2 - 5 years	3,077	2,606
Commercial and Residential Lending Segment (1)
Land and land improvements	0 - 7 years	9,691	11,416
Buildings and building improvements	10 - 20 years	12,409	19,251
Construction in progress	N/A	104,088	75,245
Properties, cost		2,586,365	2,573,296
Less: accumulated depreciation		(357,503)	(302,143)
Properties, net		$2,228,862	$2,271,153
______________________________________________________________________________________________________________________
(1)Represents properties acquired through loan foreclosure. Refer to Note 4 with respect to the construction in progress properties relating to a residential conversion project.
During the nine months ended September 30, 2021, we sold an operating property within the REIS Equity Portfolio for $30.9 million and recognized a gain of $9.7 million within gain on sale of investments and other assets in our condensed consolidated statements of operations. During the nine months ended September 30, 2020, we sold an operating property within the REIS Equity Portfolio for $24.1 million and recognized a gain of $7.4 million within gain on sale of investments and other assets in our condensed consolidated statements of operations.
During the nine months ended September 30, 2021, we sold an operating property within the Commercial and Residential Lending Segment for $30.6 million and recognized a gain of $17.7 million within gain on sale of investments and other assets in our condensed consolidated statements of operations. Refer to Note 3 for further discussion.

7. Investment in Unconsolidated Entities
The table below summarizes our investments in unconsolidated entities as of September 30, 2021 and December 31, 2020 (dollars in thousands):

	Participation / Ownership % (1)	Carrying value as of
		September 30, 2021	December 31, 2020
Equity method investments:
Equity interest in a natural gas power plant	10%	$25,170	$25,095
Investor entity which owns equity in an online real estate company (2)	50%	5,142	9,397
Equity interests in commercial real estate	50%	975	1,543
Equity interest in and advances to a residential mortgage originator (3)	N/A	19,376	17,852
Various	25% - 50%	11,166	8,831
		61,829	62,718
Other equity investments:
Equity interest in a servicing and advisory business	2%	17,584	17,584
Investment funds which own equity in a loan servicer and other real estate assets	4% - 6%	7,267	7,267
Investor entities which own equity interests in two entertainment and retail centers (4)	15%	7,320	—
Federal Home Loan Bank stock	N/A	—	20,485
		32,171	45,336
		$94,000	$108,054
______________________________________________________________________________________________________________________
(1)None of these investments are publicly traded and therefore quoted market prices are not available.
(2)During the three and nine months ended September 30, 2021, we received a capital distribution of $4.5 million, which reduced our carrying value.
(3)Includes a $4.5 million subordinated loan as of both September 30, 2021 and December 31, 2020.
(4)During the nine months ended September 30, 2021, we obtained equity interests in two investor entities that own interests in two entertainment and retail centers in satisfaction of $7.3 million principal amount of a commercial loan. The interests were obtained in order to facilitate repayment of a portion of that loan for which these interests represented underlying collateral. The interests are entitled to preferred treatment in the distribution waterfall and are intended to repay us the $7.3 million principal amount of the loan plus interest. See further discussion in Note 4.
As of September 30, 2021, the carrying value of our equity investment in a residential mortgage originator exceeded the underlying equity in net assets of such investee by $1.6 million. This difference is the result of the Company recording its investment in the investee at its acquisition date fair value, which included certain non-amortizing intangible assets not recognized by the investee. Should the Company determine these intangible assets held by the investee are impaired, the Company will recognize such impairment loss through earnings from unconsolidated entities in our consolidated statement of operations, otherwise, such difference between the carrying value of our equity investment in the residential mortgage originator and the underlying equity in the net assets of the residential mortgage originator will continue to exist.
Other than our equity interest in the residential mortgage originator, there were no differences between the carrying value of our equity method investments and the underlying equity in the net assets of the investees as of September 30, 2021.
During the three and nine months ended September 30, 2021, we did not become aware of (i) any observable price changes in our other equity investments accounted for under the fair value practicability election or (ii) any indicators of impairment.

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
Infrastructure Lending Segment
The Infrastructure Lending Segment’s goodwill of $119.4 million at both September 30, 2021 and December 31, 2020 represents the excess of consideration transferred over the fair value of net assets acquired on September 19, 2018 and October 15, 2018. The goodwill recognized is attributable to value embedded in the acquired Infrastructure Lending Segment’s lending platform.
LNR Property LLC (“LNR”)
The Investing and Servicing Segment’s goodwill of $140.4 million at both September 30, 2021 and December 31, 2020 represents the excess of consideration transferred over the fair value of net assets of LNR acquired on April 19, 2013. The goodwill recognized is attributable to value embedded in LNR’s existing platform, which includes a network of commercial real estate asset managers, work-out specialists, underwriters and administrative support professionals as well as proprietary historical performance data on commercial real estate assets.
Intangible Assets
Servicing Rights Intangibles
In connection with the LNR acquisition, we identified domestic servicing rights that existed at the purchase date, based upon the expected future cash flows of the associated servicing contracts. As of September 30, 2021 and December 31, 2020, the balance of the domestic servicing intangible was net of $39.4 million and $41.4 million, respectively, which was eliminated in consolidation pursuant to ASC 810 against VIE assets in connection with our consolidation of securitization VIEs. Before VIE consolidation, as of September 30, 2021 and December 31, 2020, the domestic servicing intangible had a balance of $55.4 million and $54.6 million, respectively, which represents our economic interest in this asset.
Lease Intangibles
In connection with our acquisitions of commercial real estate, we recognized in-place lease intangible assets and favorable lease intangible assets associated with certain non-cancelable operating leases of the acquired properties.
The following table summarizes our intangible assets, which are comprised of servicing rights intangibles and lease intangibles, as of September 30, 2021 and December 31, 2020 (amounts in thousands):

	As of September 30, 2021			As of December 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Domestic servicing rights, at fair value	$15,942	$—	$15,942	$13,202	$—	$13,202
In-place lease intangible assets	131,418	(97,365)	34,053	133,203	(92,540)	40,663
Favorable lease intangible assets	23,862	(8,735)	15,127	24,181	(7,929)	16,252
Total net intangible assets	$171,222	$(106,100)	$65,122	$170,586	$(100,469)	$70,117

The following table summarizes the activity within intangible assets for the nine months ended September 30, 2021 (amounts in thousands):

	Domestic Servicing Rights	In-place Lease Intangible Assets	Favorable Lease Intangible Assets	Total
Balance as of January 1, 2021	$13,202	$40,663	$16,252	$70,117
Amortization	—	(6,250)	(1,056)	(7,306)
Sales	—	(360)	(69)	(429)
Changes in fair value due to changes in inputs and assumptions	2,740	—	—	2,740
Balance as of September 30, 2021	$15,942	$34,053	$15,127	$65,122
The following table sets forth the estimated aggregate amortization of our in-place lease intangible assets and favorable lease intangible assets for the next five years and thereafter (amounts in thousands):

2021 (remainder of)	$2,231
2022	7,783
2023	6,043
2024	4,650
2025	3,775
Thereafter	24,698
Total	$49,180

9. Secured Borrowings
Secured Financing Agreements
The following table is a summary of our secured financing agreements in place as of September 30, 2021 and December 31, 2020 (dollars in thousands):

										Outstanding Balance at
	Current Maturity		Extended Maturity (a)		Weighted Average Pricing	Pledged Asset Carrying Value		Maximum Facility Size		September 30, 2021		December 31, 2020
Repurchase Agreements:
Commercial Loans	Mar 2022 to Jul 2026	(b)	Jun 2025 to Mar 2029	(b)	(c)	$7,750,853		$9,980,380	(d)	$5,294,281		$4,878,939
Residential Loans	Jun 2022 to Oct 2023		N/A		LIBOR + 2.01%	1,755,161		2,550,000		1,440,018		22,590
Infrastructure Loans	Sep 2024		Sep 2026		LIBOR + 2.00%	467,921		650,000		368,442		232,961
Conduit Loans	Feb 2022 to Jun 2024		Feb 2023 to Jun 2025		LIBOR + 1.99%	259,155		350,000		192,829		53,554
CMBS/RMBS	Dec 2021 to May 2031	(e)	Sep 2022 to Nov 2031	(e)	(f)	1,193,808		835,850		709,340	(g)	620,763
Total Repurchase Agreements						11,426,898		14,366,230		8,004,910		5,808,807
Other Secured Financing:
Borrowing Base Facility	Apr 2022		Apr 2024		LIBOR + 2.25%	73,502		650,000	(h)	2,000		43,014
Commercial Financing Facility	Mar 2022		Mar 2029		GBP LIBOR + 1.75%	177,424		142,872		142,872		81,218
Residential Financing Facility	Sep 2022		Sep 2025		3.50%	149,604		250,000		2,018		215,024
Infrastructure Acquisition Facility	N/A		N/A		N/A	—		—		—		467,450
Infrastructure Financing Facilities	Jul 2022 to Oct 2022		Oct 2024 to Jul 2027		LIBOR + 2.03%	688,488		1,250,000		544,582		538,645
Property Mortgages - Fixed rate	Nov 2024 to Aug 2052	(i)	N/A		4.03%	1,254,141		1,154,763		1,154,763		1,077,528
Property Mortgages - Variable rate	Nov 2021 to Jul 2030		N/A		(j)	898,634		969,790		945,311		960,903
Term Loan and Revolver	(k)		N/A		(k)	N/A	(k)	940,750		790,750		645,000
Federal Home Loan Bank	N/A		N/A		N/A	—		—		—		396,000
Total Other Secured Financing						3,241,793		5,358,175		3,582,296		4,424,782
						$14,668,691		$19,724,405		11,587,206		10,233,589
Unamortized net discount										(14,603)		(13,569)
Unamortized deferred financing costs										(70,551)		(73,830)
										$11,502,052		$10,146,190
______________________________________________________________________________________________________________________
(a)Subject to certain conditions as defined in the respective facility agreement.
(b)For certain facilities, borrowings collateralized by loans existing at maturity may remain outstanding until such loan collateral matures, subject to certain specified conditions.
(c)Certain facilities with an outstanding balance of $1.9 billion as of September 30, 2021 are indexed to GBP LIBOR, EURIBOR, BBSY and SONIA. The remainder have a weighted average rate of LIBOR + 1.94%.
(d)Certain facilities with an aggregate initial maximum facility size of $9.1 billion may be increased to $10.0 billion, subject to certain conditions. The $10.0 billion amount includes such upsizes.
(e)Certain facilities with an outstanding balance of $292.8 million as of September 30, 2021 carry a rolling 11-month or 12-month term which may reset monthly or quarterly with the lender's consent. These facilities carry no maximum facility size.
(f)A facility with an outstanding balance of $243.0 million as of September 30, 2021 has a weighted average fixed annual interest rate of 3.21%. All other facilities are variable rate with a weighted average rate of LIBOR + 1.76%.
(g)Includes: (i) $243.0 million outstanding on a repurchase facility that is not subject to margin calls; and (ii) $35.8 million outstanding on one of our repurchase facilities that represents the 49% pro rata share owed by a non-controlling partner in a consolidated joint venture (see Note 14).
(h)The initial maximum facility size of $300.0 million may be increased to $650.0 million, subject to certain conditions.
(i)The weighted average maturity is 6.0 years as of September 30, 2021.
(j)Includes a $600.0 million first mortgage and mezzanine loan secured by our Medical Office Portfolio. This debt has a weighted average interest rate of LIBOR + 2.07% that we swapped to a fixed rate of 3.34%. The remainder have a weighted average rate of LIBOR + 2.61%.
(k)Consists of: (i) a $790.8 million term loan facility that matures in July 2026, of which $392.0 million (the "Initial Borrowings") has an annual interest rate of LIBOR + 2.50% and $398.8 million (the "Incremental Borrowings") has an annual interest rate of LIBOR + 3.25%, subject to a 0.75% LIBOR floor, and (ii) a $150.0 million revolving credit facility that matures in April 2026 with an annual interest rate of SOFR + 2.50%. These facilities are secured by the equity interests in certain of our subsidiaries which totaled $4.7 billion as of September 30, 2021.
In the normal course of business, the Company is in discussions with its lenders to extend, amend or replace any financing facilities which contain near term expirations.
In January 2021, we entered into a Residential Loans repurchase facility to finance residential loans. The facility carries a one-year term, which we intend to extend every three months, and an annual interest rate of one-month LIBOR + 2.00% to 2.50%, subject to a 0.25% LIBOR floor. The maximum facility size was initially $375.0 million and was increased to $1.0 billion in March 2021.
In March 2021, we entered into mortgage loans with total borrowings of $82.9 million to refinance our Woodstar II Portfolio. The loans carry seven-year terms and a weighted average fixed annual interest rate of 4.36%. A portion of the net proceeds from the mortgage loans was used to repay $4.9 million of outstanding government sponsored mortgage loans.
In May 2021, we entered into a Residential Loans repurchase facility to finance residential loans. The facility carries a 15-month term, which renews to a new 15-month term every three months, and an annual interest rate of one-month LIBOR + 2.25%, subject to a 0.15% LIBOR floor. The maximum facility size was initially $150.0 million and was increased to $300.0 million during the three months ended September 30, 2021.
In August 2021, we amended a Residential Loans repurchase facility to increase the available borrowings from $1.0 billion to $1.5 billion. The margin call provisions under this facility do not permit valuation adjustments based on capital market events and are limited to collateral-specific credit marks.
In August 2021, we entered into a Commercial Loans repurchase facility to provide short-term bridge financing for loans denominated in foreign currency. The facility carries a three-year term, with a one-year extension option, and has a maximum facility size of £250.0 million and an interest rate of the applicable index + 1.50%. The margin call provisions under this facility do not permit valuation adjustments based on capital market events and are limited to collateral-specific credit marks.
In September 2021, we amended an Infrastructure Loans repurchase facility. The amendment provides for a temporary increase to available borrowings from $500.0 million to $650.0 million, with available capacity decreasing to $600.0 million in September 2022, $550.0 million in December 2022 and back to $500.0 million in March 2023. The amendment also extends the current maturity from February 2022 to September 2024, with two one-year extension options. In connection with this amendment, we terminated the Infrastructure Acquisition Facility and transferred the related financing to the amended repurchase facility. The facility carries an annual interest rate of LIBOR + 2.00%.
In September 2021, we amended the Term Loan facility to increase the Incremental Borrowings by $150.0 million and reduce the annual interest rate by 0.25% to LIBOR + 3.25% on all the Incremental Borrowings, subject to a 0.75% LIBOR floor. Additionally, we increased the maximum facility size of the revolver by $30.0 million to $150.0 million, reduced the annual rate by 0.50% to SOFR + 2.50% and extended the maturity from July 2024 to April 2026.
Our secured financing agreements contain certain financial tests and covenants. As of September 30, 2021, we were in compliance with all such covenants.
We seek to mitigate risks associated with our repurchase agreements by managing risk related to the credit quality of our assets, interest rates, liquidity, prepayment speeds and market value. The margin call provisions under the majority of our repurchase facilities, consisting of 64% of these agreements, do not permit valuation adjustments based on capital market events and are limited to collateral-specific credit marks generally determined on a commercially reasonable basis. To monitor credit risk associated with the performance and value of our loans and investments, our asset management team regularly reviews our investment portfolios and is in regular contact with our borrowers, monitoring performance of the collateral and enforcing our rights as necessary. For the 36% of repurchase agreements which do permit valuation adjustments based on capital market events, approximately 7% of these pertain to our loans held-for-sale, for which we manage credit risk through the purchase of credit index instruments. We further seek to manage risks associated with our repurchase agreements by matching the maturities and interest rate characteristics of our loans with the related repurchase agreement.
For the three and nine months ended September 30, 2021, approximately $8.6 million and $26.9 million, respectively, of amortization of deferred financing costs from secured financing agreements was included in interest expense on our condensed consolidated statements of operations. For the three and nine months ended September 30, 2020, approximately

$9.5 million and $27.3 million, respectively, of amortization of deferred financing costs from secured financing agreements was included in interest expense on our condensed consolidated statements of operations.
As of September 30, 2021, JPMorgan Chase Bank, N.A. and Morgan Stanley Bank, N.A. held collateral sold under certain of our repurchase agreements with carrying values that exceeded the respective repurchase obligations by $785.7 million and $579.5 million, respectively. The weighted average extended maturities of those repurchase agreements were 4.0 and 4.1 years, respectively.
Collateralized Loan Obligations and Single Asset Securitization
Commercial and Residential Lending Segment
In July 2021, we contributed into a single asset securitization, STWD 2021-HTS, a previously originated $230.0 million first mortgage and mezzanine loan on a portfolio of 41 extended stay hotels with $210.1 million of third party financing at an average coupon of LIBOR + 2.22%.
In May 2021, we refinanced a pool of our commercial loans held-for-investment through a CLO, STWD 2021-FL2. On the closing date, the CLO issued $1.3 billion of notes and preferred shares, of which $1.1 billion of notes was purchased by third party investors. We retained $70.1 million of notes, along with preferred shares with a liquidation preference of $127.5 million. The CLO contains a reinvestment feature that, subject to certain eligibility criteria, allows us to contribute new loans or participation interests in loans to the CLO in exchange for cash. During the nine months ended September 30, 2021, we utilized the reinvestment feature, contributing $1.0 million of additional interests into the CLO.
In August 2019, we refinanced a pool of our commercial loans held-for-investment through a CLO, STWD 2019-FL1. On the closing date, the CLO issued $1.1 billion of notes and preferred shares, of which $936.4 million of notes was purchased by third party investors. We retained $86.6 million of notes, along with preferred shares with a liquidation preference of $77.0 million. The CLO contains a reinvestment feature that, subject to certain eligibility criteria, allows us to contribute new loans or participation interests in loans to the CLO in exchange for cash. During the nine months ended September 30, 2021, we utilized the reinvestment feature, contributing $163.7 million of additional interests into the CLO.
Infrastructure Lending Segment
In April 2021, we refinanced a pool of our infrastructure loans held-for-investment through a CLO, STWD 2021-SIF1. On the closing date, the CLO issued $500.0 million of notes and preferred shares, of which $410.0 million of notes was purchased by third party investors. We retained preferred shares with a liquidation preference of $90.0 million. The CLO contains a reinvestment feature that, subject to certain eligibility criteria, allows us to contribute new loans or participation interests in loans to the CLO in exchange for cash. During the nine months ended September 30, 2021, we utilized the reinvestment feature, contributing $37.0 million of additional interests into the CLO.

The following table is a summary of our CLOs and our SASB as of September 30, 2021 and December 31, 2020 (amounts in thousands):

September 30, 2021	Count	Face Amount	Carrying Value	Weighted Average Spread		Maturity
STWD 2019-FL1
Collateral assets	25	$1,034,361	$1,103,259	LIBOR + 4.23%	(a)	September 2024	(b)
Financing	1	936,375	932,425	SOFR + 1.63%	(c)	July 2038	(d)
STWD 2021-FL2
Collateral assets	25	1,269,744	1,279,245	LIBOR + 4.23%	(a)	January 2025	(b)
Financing	1	1,077,375	1,069,014	LIBOR + 1.78%	(c)	April 2038	(d)
STWD 2021-SIF1
Collateral assets	31	494,065	510,592	LIBOR + 3.94%	(a)	March 2026	(b)
Financing	1	410,000	404,960	LIBOR + 2.15%	(c)	April 2032	(d)
STWD 2021-HTS
Collateral assets	1	230,000	230,562	LIBOR + 4.34%	(a)	April 2026	(b)
Financing	1	210,091	207,831	LIBOR + 2.47%	(c)	April 2034	(d)
Total
Collateral assets		$3,028,170	$3,123,658
Financing		$2,633,841	$2,614,230

December 31, 2020
STWD 2019-FL1
Collateral assets	23	$1,002,445	$1,099,439	LIBOR + 3.93%	(a)	April 2024	(b)
Financing	1	936,375	930,554	LIBOR + 1.64%	(c)	July 2038	(d)
___________________________________________________________________________________________________________________________________
(a)Represents the weighted-average coupon earned on variable rate loans during the respective year-to-date period. Of the loans financed by the STWD 2021-FL2 CLO as of September 30, 2021, 7% earned fixed-rate weighted average interest of 7.55%. Of the loans financed by the STWD 2021-SIF1 CLO as of September 30, 2021, 2% earned fixed-rate weighted average interest of 5.62%.
(b)Represents the weighted-average maturity, assuming the extended contractual maturity of the collateral assets.
(c)Represents the weighted-average cost of financing incurred during the respective year-to-date period, inclusive of deferred issuance costs.
(d)Repayments of the CLO and SASB are tied to timing of the related collateral asset repayments. The term of the CLO and SASB financing obligation represents the legal final maturity date.
We incurred $26.9 million of issuance costs in connection with the CLOs and SASB, which are amortized on an effective yield basis over the estimated life of the CLOs and SASB. For the three and nine months ended September 30, 2021, approximately $1.8 million and $3.9 million, respectively, of amortization of deferred financing costs was included in interest expense on our condensed consolidated statements of operations. For the three and nine months ended September 30, 2020, approximately $0.7 million and $1.9 million, respectively, of amortization of deferred financing costs was included in interest expense. As of September 30, 2021 and December 31, 2020, our unamortized issuance costs were $19.6 million and $5.8 million, respectively.
The CLOs and SASB are considered VIEs, for which we are deemed the primary beneficiary. We therefore consolidate the CLOs and SASB. Refer to Note 14 for further discussion.

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

	Repurchase Agreements	Other Secured Financing	CLOs and SASB (a)	Total
2021 (remainder of)	$273,583	$15,751	$4,103	$293,437
2022	1,998,566	35,189	125,338	2,159,093
2023	860,568	821,810	638,036	2,320,414
2024	824,181	214,086	485,408	1,523,675
2025	2,585,446	264,934	513,671	3,364,051
Thereafter	1,462,566	2,230,526	867,285	4,560,377
Total	$8,004,910	$3,582,296	$2,633,841	$14,221,047
______________________________________________________________________________________________________________________
(a)For the CLOs, the above does not assume utilization of their reinvestment features. The SASB does not have a reinvestment feature.

10. Unsecured Senior Notes
The following table is a summary of our unsecured senior notes outstanding as of September 30, 2021 and December 31, 2020 (dollars in thousands):

	Coupon Rate		Effective Rate (1)	Maturity Date	Remaining Period of Amortization	Carrying Value at
						September 30, 2021	December 31, 2020
2021 Senior Notes (2)	5.00%		5.32%	12/15/2021	0.2 years	$300,000	$700,000
2023 Senior Notes	5.50%		5.71%	11/1/2023	2.1 years	300,000	300,000
2023 Convertible Notes	4.38%		4.57%	4/1/2023	1.5 years	250,000	250,000
2025 Senior Notes	4.75%	(3)	5.04%	3/15/2025	3.5 years	500,000	500,000
2026 Senior Notes	3.63%		3.77%	7/15/2026	4.8 years	400,000	—
Total principal amount						1,750,000	1,750,000
Unamortized discount—Convertible Notes						(690)	(2,559)
Unamortized discount—Senior Notes						(8,666)	(9,332)
Unamortized deferred financing costs						(6,960)	(5,589)
Carrying amount of debt components						$1,733,684	$1,732,520
Carrying amount of conversion option equity components recorded in additional paid-in capital for outstanding convertible notes						N/A	$3,755
______________________________________________________________________________________________________________________
(1)Effective rate includes the effects of underwriter purchase discount.
(2)On September 15, 2021, we redeemed $400.0 million of our 2021 Senior Notes and the remaining $300.0 million matures on December 15, 2021.
(3)The coupon on the 2025 Senior Notes is 4.75%.  At closing, we swapped $470.0 million of the notes to a floating rate of LIBOR + 2.53%.
Our unsecured senior notes contain certain financial tests and covenants. As of September 30, 2021, we were in compliance with all such covenants.
Senior Notes
On July 14, 2021, we issued $400.0 million of 3.625% Senior Notes due 2026 (the “2026 Senior Notes”). The 2026 Senior Notes mature on July 15, 2026. Prior to January 15, 2026, we may redeem some or all of the 2026 Senior Notes at a price equal to 100% of the principal amount thereof, plus the applicable “make-whole” premium as of the applicable date of redemption. On and after January 15, 2026, we may redeem some or all of the 2026 Senior Notes at a price equal to 100% of the principal amount thereof. In addition, prior to July 15, 2023, we may redeem up to 40% of the 2026 Senior Notes at the applicable redemption price using the proceeds of certain equity offerings.
Convertible Senior Notes
On March 29, 2017, we issued $250.0 million of 4.375% Convertible Senior Notes due 2023 (the “2023 Convertible Notes”) which remain outstanding at September 30, 2021 and mature on April 1, 2023.
We recognized interest expense of $2.9 million and $8.7 million during the three and nine months ended September 30, 2021, respectively, from our Convertible Notes. We recognized interest expense of $3.1 million and $9.2 million during the three and nine months ended September 30, 2020, respectively, from our Convertible Notes.
The following table details the conversion attributes of our Convertible Notes outstanding as of September 30, 2021 (amounts in thousands, except rates):

	September 30, 2021
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
(2)As of September 30, 2021, the market price of the Company’s common stock was $24.41.
The if-converted value of the 2023 Convertible Notes was less than their principal amount by $14.5 million at September 30, 2021 as the closing market price of the Company’s common stock of $24.41 was less than the implicit conversion price of $25.91 per share. The if-converted value of the principal amount of the 2023 Convertible Notes was $235.5 million as of September 30, 2021. As of September 30, 2021, the net carrying amount and fair value of the 2023 Convertible Notes was $249.0 million and $255.6 million, respectively.
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

The following summarizes the face amount and proceeds of commercial and residential loans securitized for the three and nine months ended September 30, 2021 and 2020 (amounts in thousands):

	Commercial Loans		Residential Loans
	Face Amount	Proceeds	Face Amount	Proceeds
For the Three Months Ended September 30,
2021	$349,225	$364,287	$469,663	$491,901
2020	151,295	157,497	478,911	499,321
For the Nine Months Ended September 30,
2021	$738,866	$775,374	$1,417,641	$1,465,576
2020	487,130	509,890	1,443,691	1,487,761
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

	Loan Transfers Accounted for as Sales
	Commercial Loans		Residential Loans
	Face amount (1)	Proceeds (1)	Face Amount	Proceeds
For the Three Months Ended September 30,
2021	$35,700	$35,356	$—	$—
2020	—	—	—	—
For the Nine Months Ended September 30,
2021	$268,370	$264,846	$89,801	$92,817
2020	399,132	396,078	550	604
______________________________________________________________________________________________________________________
(1)During the nine months ended September 30, 2021, we sold $245.8 million of senior interests in first mortgage loans and $22.6 million of whole loan interests for proceeds of $243.3 million and $21.5 million, respectively. During the three months ended September 30, 2021, we sold $35.7 million of senior interests in first mortgage loans for proceeds of $35.4 million. During the nine months ended September 30, 2020, we sold $230.9 million of senior interests in first mortgage loans and $168.2 million of whole loan interests for proceeds of $224.1 million and $172.0 million, respectively.
During the nine months ended September 30, 2021, losses recognized by the Commercial and Residential Lending Segment on sales of commercial loans were $1.1 million. During the three months ended September 30, 2021, losses recognized by the Commercial and Residential Lending Segment on sales of commercial loans were not material. During the nine months ended September 30, 2020, losses recognized by the Commercial and Residential Lending Segment on sales of commercial loans were $1.0 million. There were no sales of commercial loans during the three months ended September 30, 2020.
Infrastructure Loan Sales
During the nine months ended September 30, 2021, the Infrastructure Lending Segment sold loans held-for-sale with an aggregate face amount of $2.5 million, for proceeds of $2.5 million, recognizing immaterial gains. During the nine months ended September 30, 2020, the Infrastructure Lending Segment sold loans held-for-sale with an aggregate face amount of $38.7 million for proceeds of $38.4 million, recognizing gains of $0.3 million. There were no sales of loans by the Infrastructure Lending Segment during the three months ended September 30, 2021 or 2020.

12. Derivatives and Hedging Activity
Risk Management Objective of Using Derivatives
We are exposed to certain risks arising from both our business operations and economic conditions. Refer to Note 13 to the consolidated financial statements included in our Form 10-K for further discussion of our risk management objectives and policies.
Designated Hedges
The Company does not generally elect to apply the hedge accounting designation to its hedging instruments. As of September 30, 2021 and December 31, 2020, the Company did not have any designated hedges.
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
The following table summarizes our non-designated derivatives as of September 30, 2021 (notional amounts in thousands):

Type of Derivative	Number of Contracts	Aggregate Notional Amount	Notional Currency	Maturity
Fx contracts – Buy Euros ("EUR")	17	52,389	EUR	October 2021 - March 2023
Fx contracts – Buy Pounds Sterling ("GBP")	13	9,935	GBP	November 2021 - October 2024
Fx contracts – Sell EUR	131	255,128	EUR	October 2021 - November 2025
Fx contracts – Sell GBP	131	534,811	GBP	October 2021 - February 2025
Fx contracts – Sell Australian dollar ("AUD")	51	259,803	AUD	October 2021 - October 2024
Interest rate swaps – Paying fixed rates	44	2,469,098	USD	May 2023 - October 2031
Interest rate swaps – Receiving fixed rates	2	473,200	USD	March 2025 - October 2031
Interest rate caps	20	939,893	USD	November 2021 - April 2025
Interest rate caps	1	61,000	GBP	April 2024
Credit index instruments	3	49,000	USD	September 2058 - August 2061
Interest rate swap guarantees	5	309,443	USD	May 2022 - June 2025
Total	418
The table below presents the fair value of our derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020 (amounts in thousands):

	Fair Value of Derivatives in an Asset Position (1) as of		Fair Value of Derivatives in a Liability Position (2) as of
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Interest rate contracts	$22,684	$33,841	$2,054	$4
Interest rate swap guarantees	—	—	417	849
Foreign exchange contracts	29,882	6,585	12,896	39,951
Credit index instruments	—	129	248	520
Total derivatives	$52,566	$40,555	$15,615	$41,324
___________________________________________________

(1)Classified as derivative assets in our condensed consolidated balance sheets.
(2)Classified as derivative liabilities in our condensed consolidated balance sheets.
The table below presents the effect of our derivative financial instruments on the condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020 (amounts in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income for the Three Months Ended September 30,		Amount of Gain (Loss) Recognized in Income for the Nine Months Ended September 30,
		2021	2020	2021	2020
Interest rate contracts	Gain (loss) on derivative financial instruments	$7,993	$259	$20,808	$(52,129)
Interest rate swap guarantees	Gain (loss) on derivative financial instruments	(65)	260	431	(345)
Foreign exchange contracts	Gain (loss) on derivative financial instruments	33,796	(28,514)	44,857	17,644
Credit index instruments	Gain (loss) on derivative financial instruments	88	(102)	(304)	345
		$41,812	$(28,097)	$65,792	$(34,485)
13. Offsetting Assets and Liabilities
The following tables present the potential effects of netting arrangements on our financial position for financial assets and liabilities within the scope of ASC 210-20, Balance Sheet—Offsetting, which for us are derivative assets and liabilities as well as repurchase agreement liabilities (amounts in thousands):

		(ii) Gross Amounts Offset in the Statement of Financial Position	(iii) = (i) - (ii) Net Amounts Presented in the Statement of Financial Position	(iv) Gross Amounts Not Offset in the Statement of Financial Position
	(i) Gross Amounts Recognized			Financial Instruments	Cash Collateral Received / Pledged	(v) = (iii) - (iv) Net Amount
As of September 30, 2021
Derivative assets	$52,566	$—	$52,566	$12,912	$30,023	$9,631
Derivative liabilities	$15,615	$—	$15,615	$12,912	$2,286	$417
Repurchase agreements	8,004,910	—	8,004,910	8,004,910	—	—
	$8,020,525	$—	$8,020,525	$8,017,822	$2,286	$417
As of December 31, 2020
Derivative assets	$40,555	$—	$40,555	$6,716	$33,772	$67
Derivative liabilities	$41,324	$—	$41,324	$6,716	$27,416	$7,192
Repurchase agreements	5,808,807	—	5,808,807	5,808,807	—	—
	$5,850,131	$—	$5,850,131	$5,815,523	$27,416	$7,192

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
As discussed in Note 9, we have refinanced various pools of our commercial and infrastructure loans held-for-investment through three CLOs and one SASB, which are considered to be VIEs. We are the primary beneficiary of, and therefore consolidate, the CLOs and SASB in our financial statements as we have both (i) the power to direct the activities in our role as collateral manager, collateral advisor, or controlling class representative that most significantly impact the CLOs’ and SASB's economic performance, and (ii) the obligation to absorb losses and the right to receive benefits from the CLOs and SASB that could be potentially significant through the subordinate interests we own.
The following table details the assets and liabilities of our consolidated CLOs and SASB as of September 30, 2021 and December 31, 2020 (amounts in thousands):

	September 30, 2021	December 31, 2020
Assets:
Cash and cash equivalents	$22,018	$96,998
Loans held-for-investment	3,014,891	1,002,441
Investment securities	11,950	—
Accrued interest receivable	8,796	5,454
Other assets	66,003	557
Total Assets	$3,123,658	$1,105,450
Liabilities
Accounts payable, accrued expenses and other liabilities	$5,501	$663
Collateralized loan obligations and single asset securitization, net	2,614,230	930,554
Total Liabilities	$2,619,731	$931,217
Assets held by the CLOs and SASB are restricted and can be used only to settle obligations of the CLOs and SASB, including the subordinate interests owned by us. The liabilities of the CLOs and SASB are non-recourse to us and can only be satisfied from the assets of the CLOs and SASB.
We also hold controlling interests in other non-securitization entities that are considered VIEs. SPT Dolphin Intermediate LLC (“SPT Dolphin”), the entity which holds the Woodstar II Portfolio, is a VIE because the third party interest holders do not carry kick-out rights or substantive participating rights. We were deemed to be the primary beneficiary of the VIE because we possess both the power to direct the activities of the VIE that most significantly impact its economic performance and a significant economic interest in the entity. This VIE had total assets of $659.6 million and liabilities of $523.1 million as of September 30, 2021.
We also hold a 51% controlling interest in a joint venture (the “CMBS JV”) within our Investing and Servicing Segment, which is considered a VIE because the third party interest holder does not carry kick-out rights or substantive participating rights. We are deemed the primary beneficiary of the CMBS JV. This VIE had total assets of $326.5 million and liabilities of $73.6 million as of September 30, 2021. Refer to Note 16 for further discussion.
In addition to the above non-securitization entities, we have smaller VIEs with total assets of $102.0 million and liabilities of $53.5 million as of September 30, 2021.
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

As noted above, we are not obligated to provide, nor have we provided, any financial support for any of our securitization VIEs, whether or not we are deemed to be the primary beneficiary. As such, the risk associated with our involvement in these VIEs is limited to the carrying value of our investment in the entity. As of September 30, 2021, our maximum risk of loss related to securitization VIEs in which we were not the primary beneficiary was $23.5 million on a fair value basis.
As of September 30, 2021, the securitization VIEs which we do not consolidate had debt obligations to beneficial interest holders with unpaid principal balances, excluding the notional value of interest-only securities, of $4.9 billion. The corresponding assets are comprised primarily of commercial mortgage loans with unpaid principal balances corresponding to the amounts of the outstanding debt obligations.
We also hold passive non-controlling interests in certain unconsolidated entities that are considered VIEs. We are not the primary beneficiaries of these VIEs as we do not possess the power to direct the activities of the VIEs that most significantly impact their economic performance and therefore report our interests, which totaled $26.6 million as of September 30, 2021, within investment in unconsolidated entities on our condensed consolidated balance sheet. Our maximum risk of loss is limited to our carrying value of the investments.
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
Base Management Fee. For both the three months ended September 30, 2021 and 2020, approximately $19.2 million was incurred for base management fees. For the nine months ended September 30, 2021 and 2020, approximately $57.5 million and $57.4 million, respectively, was incurred for base management fees. As of both September 30, 2021 and December 31, 2020, there were $19.2 million of unpaid base management fees included in related-party payable in our condensed consolidated balance sheets.
Incentive Fee. For the three months ended September 30, 2021, approximately $1.0 million was incurred for incentive fees. There were no incentive fees incurred during the three months ended September 30, 2020. For the nine months ended September 30, 2021 and 2020, approximately $19.1 million and $15.8 million, respectively, was incurred for incentive fees. As of September 30, 2021 and December 31, 2020, there were $1.0 million and $15.0 million of unpaid incentive fees included in related-party payable in our condensed consolidated balance sheets.
Expense Reimbursement. For the three months ended September 30, 2021 and 2020, approximately $1.8 million and $1.5 million, respectively, was incurred for executive compensation and other reimbursable expenses and recognized within general and administrative expenses in our condensed consolidated statements of operations. For the nine months ended September 30, 2021 and 2020, approximately $4.8 million and $5.2 million, respectively, was incurred for executive compensation and other reimbursable expenses. As of September 30, 2021 and December 31, 2020, there were $3.2 million and $5.0 million, respectively, of unpaid reimbursable executive compensation and other expenses included in related-party payable in our condensed consolidated balance sheets.
Equity Awards. In certain instances, we issue RSAs to certain employees of affiliates of our Manager who perform services for us. During the nine months ended September 30, 2021 and 2020, we granted 981,951 and 341,635 RSAs, respectively, at grant date fair values of $19.6 million and $3.9 million, respectively. There were no RSAs granted during the three months ended September 30, 2021 or 2020. Expenses related to the vesting of awards to employees of affiliates of our Manager were $2.2 million and $0.1 million during the three months ended September 30, 2021 and 2020, respectively, and are reflected in general and administrative expenses in our condensed consolidated statements of operations. Expenses related to the vesting of such awards were $6.7 million and $2.5 million during the nine months ended September 30, 2021 and 2020, respectively. These shares generally vest over a three-year period.

Manager Equity Plan
In May 2017, the Company’s shareholders approved the Starwood Property Trust, Inc. 2017 Manager Equity Plan (the “2017 Manager Equity Plan”), which replaced the Starwood Property Trust, Inc. Manager Equity Plan (“Manager Equity Plan”). In November 2020, we granted 1,800,000 RSUs to our Manager under the 2017 Manager Equity Plan. In September 2019, we granted 1,200,000 RSUs to our Manager under the 2017 Manager Equity Plan. In April 2018, we granted 775,000 RSUs to our Manager under the 2017 Manager Equity Plan. In March 2017, we granted 1,000,000 RSUs to our Manager under the Manager Equity Plan. In connection with these grants and prior similar grants, we recognized share-based compensation expense of $4.5 million and $3.4 million within management fees in our condensed consolidated statements of operations for the three months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021 and 2020, we recognized $14.9 million and $12.0 million, respectively, related to these awards. Refer to Note 16 for further discussion of these grants.
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
In July 2021, a €55.0 million loan participation acquired in March 2018 from SEREF, an affiliate of our Manager, which was secured by a luxury resort in Estepona, Spain, was paid in full.
During the three and nine months ended September 30, 2021, the Company acquired $395.3 million and $719.9 million, respectively, of loans from a residential mortgage originator in which it holds an equity interest. Additionally, as of September 30, 2021, the Company had outstanding residential mortgage loan purchase commitments of $144.0 million to this residential mortgage originator. Refer to Note 7 for further discussion.
Lease Arrangements
In March 2020, we entered into an office lease agreement with an entity which is controlled by our Chairman and CEO through majority equity ownership of the entity. The leased premises are currently under construction and will serve as our new Miami Beach office when our existing lease in Miami Beach expires on December 31, 2021. The lease will commence after delivery of the office space to us. The lease is for approximately 74,000 square feet of office space, has an initial term of 15 years and requires monthly lease payments starting in the tenth month after lease commencement. The lease payments are based on an annual base rate of $52.00 per square foot that increases by 3% each anniversary following commencement, plus our pro rata share of building operating expenses. Prior to the execution of this lease, we engaged an independent third party leasing firm and external counsel to advise the independent directors of our board of directors on market terms for the lease.  The terms of the lease were approved by our independent directors. In April 2020 we provided a $1.9 million cash security deposit to the landlord. During the three and nine months ended September 30, 2021, we made payments to the landlord of $3.0 million and $7.8 million, respectively, for reimbursements relating to tenant improvements under the terms of the lease.
Other Related-Party Arrangements
Highmark Residential (“Highmark”), an affiliate of our Manager, provides property management services for properties within our Woodstar I and Woodstar II Portfolios. Fees paid to Highmark are calculated as a percentage of gross receipts and are at market terms. During the three months ended September 30, 2021 and 2020, property management fees to Highmark of $1.3 million and $0.4 million, respectively, were recognized in our condensed consolidated statements of operations. During the nine months ended September 30, 2021 and 2020, property management fees to Highmark were $2.8 million and $1.4 million, respectively.
Refer to Note 16 to the consolidated financial statements included in our Form 10-K for further discussion of related-party agreements.

16. Stockholders’ Equity and Non-Controlling Interests
During the nine months ended September 30, 2021, our board of directors declared the following dividends:

Declaration Date	Record Date	Ex-Dividend Date	Payment Date	Amount	Frequency
9/15/21	9/30/21	9/29/21	10/15/21	$0.48	Quarterly
6/14/21	6/30/21	6/29/21	7/15/21	0.48	Quarterly
3/11/21	3/31/21	3/30/21	4/15/21	0.48	Quarterly
During the nine months ended September 30, 2021 and 2020, there were no shares issued under our At-The-Market Equity Offering Sales Agreement. During the nine months ended September 30, 2021 and 2020, shares issued under the Starwood Property Trust, Inc. Dividend Reinvestment and Direct Stock Purchase Plan (the “DRIP Plan”) were not material.
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
The table below summarizes our share awards granted or vested under the Manager Equity Plan and the 2017 Manager Equity Plan during the nine months ended September 30, 2021 and 2020 (dollar amounts in thousands):

Grant Date	Type	Amount Granted	Grant Date Fair Value	Vesting Period
November 2020	RSU	1,800,000	$30,078	3 years
September 2019	RSU	1,200,000	29,484	(1)
April 2018	RSU	775,000	16,329	3 years
March 2017	RSU	1,000,000	22,240	3 years
______________________________________________________________________________________________________________________
(1)Of the amount granted, 218,898 vested immediately on the grant date and the remaining amount vests over a three-year period.
Schedule of Non-Vested Shares and Share Equivalents

	2017 Equity Plan	2017 Manager Equity Plan	Total	Weighted Average Grant Date Fair Value (per share)
Balance as of January 1, 2021	1,594,605	2,286,896	3,881,501	$17.26
Granted	1,677,654	—	1,677,654	22.09
Vested	(733,500)	(759,860)	(1,493,360)	18.14
Forfeited	(36,568)	—	(36,568)	19.79
Balance as of September 30, 2021	2,502,191	1,527,036	4,029,227	18.93
As of September 30, 2021, there were 3.1 million shares of common stock available for future grants under the 2017 Manager Equity Plan and the 2017 Equity Plan.

Non-Controlling Interests in Consolidated Subsidiaries
In connection with our Woodstar II Portfolio acquisitions, we issued 10.2 million Class A Units in our consolidated subsidiary, SPT Dolphin, and rights to receive an additional 1.9 million Class A Units if certain contingent events occur. As of September 30, 2021, all of the 1.9 million contingent Class A Units were issued. The Class A Units are redeemable for consideration equal to the current share price of the Company’s common stock on a one-for-one basis, with the consideration paid in either cash or the Company’s common stock, at the determination of the Company. During the nine months ended September 30, 2021, redemptions of 0.9 million of the Class A Units were received and settled in common stock, leaving 9.8 million Class A Units outstanding as of September 30, 2021. In consolidation, the outstanding Class A Units are reflected as non-controlling interests in consolidated subsidiaries on our condensed consolidated balance sheets, the balance of which was $208.5 million and $226.7 million as of September 30, 2021 and December 31, 2020, respectively.
To the extent SPT Dolphin has sufficient cash available, the Class A Units earn a preferred return indexed to the dividend rate of the Company’s common stock. Any distributions made pursuant to this waterfall are recognized within net income attributable to non-controlling interests in our condensed consolidated statements of operations. During the three and nine months ended September 30, 2021, we recognized net income attributable to non-controlling interests of $4.7 million and $14.7 million, respectively, associated with these Class A Units. During the three and nine months ended September 30, 2020, we recognized net income attributable to non-controlling interests of $5.1 million and $15.3 million, respectively, associated with these Class A Units.
As discussed in Note 14, we hold a 51% controlling interest in the CMBS JV within our Investing and Servicing Segment. Because the CMBS JV is deemed a VIE for which we are the primary beneficiary, the 49% interest of our joint venture partner is reflected as a non-controlling interest in consolidated subsidiaries on our condensed consolidated balance sheets, and any net income attributable to this 49% joint venture interest is reflected within net income attributable to non-controlling interests in our consolidated statement of operations. The non-controlling interests in the CMBS JV were $129.6 million and $126.7 million as of September 30, 2021 and December 31, 2020, respectively. During the three and nine months ended September 30, 2021, net income attributable to non-controlling interests was $6.7 million and $16.7 million, respectively. During the three and nine months ended September 30, 2020, net income attributable to non-controlling interests was $6.8 million and $7.6 million, respectively.

17. Earnings per Share
The following table provides a reconciliation of net income and the number of shares of common stock used in the computation of basic EPS and diluted EPS (amounts in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Basic Earnings
Income attributable to STWD common stockholders	$128,602	$151,834	$356,290	$224,721
Less: Income attributable to participating shares not already deducted as non-controlling interests	(1,635)	(1,721)	(5,351)	(3,422)
Basic earnings	$126,967	$150,113	$350,939	$221,299

Diluted Earnings
Income attributable to STWD common stockholders	$128,602	$151,834	$356,290	$224,721
Less: Income attributable to participating shares not already deducted as non-controlling interests	(1,635)	(1,721)	(5,351)	(3,422)
Add: Interest expense on Convertible Notes	2,901	3,055	8,717	*
Add: Undistributed earnings to participating shares	—	663	$—	—
Less: Undistributed earnings reallocated to participating shares	—	(642)	$—	—
Diluted earnings	$129,868	$153,189	$359,656	$221,299

Number of Shares:
Basic — Average shares outstanding	285,676	282,596	284,577	281,686
Effect of dilutive securities — Convertible Notes	9,649	9,649	9,649	*
Effect of dilutive securities — Contingently issuable shares	19	—	19	—
Effect of dilutive securities — Unvested non-participating shares	104	213	148	182
Diluted — Average shares outstanding	295,448	292,458	294,393	281,868

Earnings Per Share Attributable to STWD Common Stockholders:
Basic	$0.44	$0.53	$1.23	$0.79
Diluted	$0.44	$0.52	$1.22	$0.79
______________________________________________________________________________________________________________________
*Our Convertible Notes were not dilutive for the nine months ended September 30, 2020.
As of September 30, 2021 and 2020, participating shares of 13.3 million and 12.8 million, respectively, were excluded from the computation of diluted shares as their effect was already considered under the more dilutive two-class method used above. Such participating shares at September 30, 2021 and 2020 included 9.8 million and 10.5 million potential shares, respectively, of our common stock issuable upon redemption of the Class A Units in SPT Dolphin, as discussed in Note 16.

18. Accumulated Other Comprehensive Income
The changes in AOCI by component are as follows (amounts in thousands):

	Cumulative Unrealized Gain (Loss) on Available-for- Sale Securities	Foreign Currency Translation	Total
Three Months Ended September 30, 2021
Balance at July 1, 2021	$41,310	$—	$41,310
OCI before reclassifications	(822)	—	(822)
Amounts reclassified from AOCI	(2)	—	(2)
Net period OCI	(824)	—	(824)
Balance at September 30, 2021	$40,486	$—	$40,486
Three Months Ended September 30, 2020
Balance at July 1, 2020	$42,930	$(64)	$42,866
OCI before reclassifications	(581)	—	(581)
Amounts reclassified from AOCI	—	—	—
Net period OCI	(581)	—	(581)
Balance at September 30, 2020	$42,349	$(64)	$42,285
Nine Months Ended September 30, 2021
Balance at January 1, 2021	$44,057	$(64)	$43,993
OCI before reclassifications	(3,569)	—	(3,569)
Amounts reclassified from AOCI	(2)	64	62
Net period OCI	(3,571)	64	(3,507)
Balance at September 30, 2021	$40,486	$—	$40,486
Nine Months Ended September 30, 2020
Balance at January 1, 2020	$50,996	$(64)	$50,932
OCI before reclassifications	(8,647)	—	(8,647)
Amounts reclassified from AOCI	—	—	—
Net period OCI	(8,647)	—	(8,647)
Balance at September 30, 2020	$42,349	$(64)	$42,285

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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level II of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level III inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of September 30, 2021 and December 31, 2020, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level II of the fair value hierarchy.
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
Secured financing agreements, CLOs and SASB
The fair value of the secured financing agreements, CLOs and SASB are determined by discounting the contractual cash flows at the interest rate we estimate such arrangements would bear if executed in the current market. We have determined that our valuation of these instruments should be classified in Level III of the fair value hierarchy.
Unsecured senior notes
The fair value of our unsecured senior notes is determined based on the last available bid price for the respective notes in the current market. As these prices represent observable market data, we have determined that the fair value of these instruments would be classified in Level II of the fair value hierarchy.

Fair Value Disclosures
The following tables present our financial assets and liabilities carried at fair value on a recurring basis in the condensed consolidated balance sheets by their level in the fair value hierarchy as of September 30, 2021 and December 31, 2020 (amounts in thousands):

	September 30, 2021
	Total	Level I	Level II	Level III
Financial Assets:
Loans under fair value option	$2,190,765	$—	$384,549	$1,806,216
RMBS	148,583	—	—	148,583
CMBS	23,503	—	—	23,503
Equity security	12,067	12,067	—	—
Domestic servicing rights	15,942	—	—	15,942
Derivative assets	52,566	—	52,566	—
VIE assets	62,346,480	—	—	62,346,480
Total	$64,789,906	$12,067	$437,115	$64,340,724
Financial Liabilities:
Derivative liabilities	$15,615	$—	$15,615	$—
VIE liabilities	60,894,975	—	56,364,386	4,530,589
Total	$60,910,590	$—	$56,380,001	$4,530,589

	December 31, 2020
	Total	Level I	Level II	Level III
Financial Assets:
Loans under fair value option	$1,022,979	$—	$—	$1,022,979
RMBS	167,349	—	—	167,349
CMBS	19,457	—	—	19,457
Equity security	11,247	11,247	—	—
Domestic servicing rights	13,202	—	—	13,202
Derivative assets	40,555	—	40,555	—
VIE assets	64,238,328	—	—	64,238,328
Total	$65,513,117	$11,247	$40,555	$65,461,315
Financial Liabilities:
Derivative liabilities	$41,324	$—	$41,324	$—
VIE liabilities	62,776,371	—	60,756,495	2,019,876
Total	$62,817,695	$—	$60,797,819	$2,019,876

The changes in financial assets and liabilities classified as Level III are as follows for the three and nine months ended September 30, 2021 and 2020 (amounts in thousands):

Three Months Ended September 30, 2021	Loans at Fair Value	RMBS	CMBS	Domestic Servicing Rights	VIE Assets	VIE Liabilities	Total
July 1, 2021 balance	$767,821	$154,704	$18,965	$13,705	$63,493,796	$(4,836,192)	$59,612,799
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	31,727	—	(790)	2,237	(1,601,734)	580,581	(987,979)
Net accretion	—	2,584	—	—	—	—	2,584
Included in OCI	—	(824)	—	—	—	—	(824)
Purchases / Originations	1,783,772	—	—	—	—	—	1,783,772
Sales	(856,187)	—	—	—	—	—	(856,187)
Issuances	—	—	—	—	—	(27,112)	(27,112)
Cash repayments / receipts	(50,395)	(7,881)	(356)	—	—	(351)	(58,983)
Transfers into Level III	4,414	—	—	—	—	(112,562)	(108,148)
Transfers out of Level III	(133,863)	—	—	—	—	349,922	216,059
Transfers within Level III	258,927	—	—	—	(258,927)	—	—
Consolidation of VIEs	—	—	—	—	1,649,200	(520,325)	1,128,875
Deconsolidation of VIEs balance	—	—	5,684	—	(935,855)	35,450	(894,721)
September 30, 2021 balance	$1,806,216	$148,583	$23,503	$15,942	$62,346,480	$(4,530,589)	$59,810,135
Amount of unrealized gains (losses) attributable to assets still held at September 30, 2021:
Included in earnings	$12,571	$2,582	$409	$2,237	$(1,601,734)	$580,581	$(1,003,354)
Included in OCI	$—	$(822)	$—	$—	$—	$—	$(822)

Three Months Ended September 30, 2020	Loans at Fair Value	RMBS	CMBS	Domestic Servicing Rights	VIE Assets	VIE Liabilities	Total
July 1, 2020 balance	$894,613	$174,281	$21,891	$13,955	$64,175,387	$(2,129,529)	$63,150,598
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	61,384	—	(56)	634	(202,560)	(30,577)	(171,175)
Net accretion	—	2,633	—	—	—	—	2,633
Included in OCI	—	(581)	—	—	—	—	(581)
Purchases / Originations	1,013,158	—	—	—	—	—	1,013,158
Sales	(656,818)	—	—	—	—	—	(656,818)
Cash repayments / receipts	(43,257)	(6,063)	(213)	—	—	(329)	(49,862)
Transfers into Level III	—	—	—	—	—	(485,332)	(485,332)
Transfers out of Level III	—	—	—	—	—	322,888	322,888
Consolidation of VIEs	—	—	—	—	512,300	—	512,300
Deconsolidation of VIEs	—	—	227	—	(7,652)	7,573	148
September 30, 2020 balance	$1,269,080	$170,270	$21,849	$14,589	$64,477,475	$(2,315,306)	$63,637,957
Amount of unrealized gains (losses) attributable to assets still held at September 30, 2020:
Included in earnings	$8,864	$2,633	$(56)	$634	$(194,147)	$(30,577)	$(212,649)
Included in OCI	$—	$(581)	$—	$—	$—	$—	$(581)

Nine Months Ended September 30, 2021	Loans at Fair Value	RMBS	CMBS	Domestic Servicing Rights	VIE Assets	VIE Liabilities	Total
January 1, 2021 balance	$1,022,979	$167,349	$19,457	$13,202	$64,238,328	$(2,019,876)	$63,441,439
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	68,116	—	(98)	2,740	(4,952,071)	647,555	(4,233,758)
Net accretion	—	7,800	—	—	—	—	7,800
Included in OCI	—	(3,571)	—	—	—	—	(3,571)
Purchases / Originations	3,151,346	—	—	—	—	—	3,151,346
Sales	(2,333,767)	—	—	—	—	—	(2,333,767)
Issuances	—	—	—	—	—	(38,715)	(38,715)
Cash repayments / receipts	(153,723)	(22,995)	(1,540)	—	—	(2,889)	(181,147)
Transfers into Level III	4,413	—	—	—	—	(2,953,709)	(2,949,296)
Transfers out of Level III	(384,549)	—	—	—	—	864,153	479,604
Transfers within Level III	431,401	—	—	—	(431,401)	—	—
Consolidation of VIEs	—	—	—	—	4,427,479	(1,062,558)	3,364,921
Deconsolidation of VIEs	—	—	5,684	—	(935,855)	35,450	(894,721)
September 30, 2021 balance	$1,806,216	$148,583	$23,503	$15,942	$62,346,480	$(4,530,589)	$59,810,135
Amount of unrealized gains (losses) attributable to assets still held at September 30, 2021:
Included in earnings	$13,234	$7,793	$1,102	$2,740	$(4,952,071)	$647,555	$(4,279,647)
Included in OCI	$—	$(3,563)	$—	$—	$—	$—	$(3,563)

Nine Months Ended September 30, 2020	Loans at Fair Value	RMBS	CMBS	Domestic Servicing Rights	VIE Assets	VIE Liabilities	Total
January 1, 2020 balance	$1,436,194	$189,576	$25,008	$16,917	$62,187,175	$(2,537,392)	$61,317,478
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	79,700	—	5,331	(2,328)	(1,291,705)	107,019	(1,101,983)
Net accretion	—	7,967	—	—	—	—	7,967
Included in OCI	—	(8,647)	—	—	—	—	(8,647)
Purchases / Originations	1,900,738	—	—	—	—	—	1,900,738
Sales	(1,998,255)	—	(7,940)	—	—	—	(2,006,195)
Issuances	—	—	—	—	—	(24,376)	(24,376)
Cash repayments / receipts	(149,297)	(18,626)	(777)	—	—	(9,589)	(178,289)
Transfers into Level III	—	—	—	—	—	(1,242,539)	(1,242,539)
Transfers out of Level III	—	—	—	—	—	1,455,093	1,455,093
Consolidation of VIEs	—	—	—	—	3,589,657	(71,095)	3,518,562
Deconsolidation of VIEs	—	—	227	—	(7,652)	7,573	148
September 30, 2020 balance	$1,269,080	$170,270	$21,849	$14,589	$64,477,475	$(2,315,306)	$63,637,957
Amount of unrealized gains (losses) attributable to assets still held at September 30, 2020:
Included in earnings	$8,551	$7,967	$(1,055)	$(2,328)	$(1,213,498)	$107,019	$(1,093,344)
Included in OCI	$—	$(8,647)	$—	$—	$—	$—	$(8,647)
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

The following table presents the fair values of our financial instruments not carried at fair value on the condensed consolidated balance sheets (amounts in thousands):

	September 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets not carried at fair value:
Loans held-for-investment and loans held-for-sale	$13,285,752	$13,355,441	$11,116,929	$11,107,316
HTM debt securities	486,734	467,157	538,605	515,253
Financial liabilities not carried at fair value:
Secured financing agreements, CLOs and SASB	$14,116,282	$14,220,699	$11,076,744	$11,108,364
Unsecured senior notes	1,733,684	1,805,826	1,732,520	1,786,667
The following is quantitative information about significant unobservable inputs in our Level III measurements for those assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

	Carrying Value at September 30, 2021	Valuation Technique	Unobservable Input	Range (Weighted Average) as of (1)
				September 30, 2021	December 31, 2020
Loans under fair value option	$1,806,216	Discounted cash flow, market pricing	Coupon (d)	3.3% - 6.1% (4.4%)	3.3% - 9.7% (5.9%)
			Remaining contractual term (d)	5.0 - 39.9 years - (29.0 years)	7.3 - 39.3 years (26.3 years)
			FICO score (a)	582 - 823 (746)	519 - 823 (727)
			LTV (b)	7% - 94% (67%)	5% - 94% (68%)
			Purchase price (d)	80.0% - 106.8% (99.4%)	84.4% - 104.8% (99.8%)
RMBS	148,583	Discounted cash flow	Constant prepayment rate (a)	4.1% - 17.3% (8.8%)	3.6% - 19.4% (7.6%)
			Constant default rate (b)	0.5% - 5.2% (2.2%)	0.7% - 5.4% (2.4%)
			Loss severity (b)	0% - 83% (11%) (f)	0% - 85% (20%) (f)
			Delinquency rate (c)	7% - 35% (19%)	10% - 32% (19%)
			Servicer advances (a)	21% - 83% (52%)	23% - 82% (54%)
			Annual coupon deterioration (b)	0% - 1.5% (0.1%)	0% - 0.9% (0.1%)
			Putback amount per projected total collateral loss (e)	0% - 8% (0.4%)	0% - 17% (0.8%)
CMBS	23,503	Discounted cash flow	Yield (b)	0% - 301.3% (8.5%)	0% - 536.6% (7.1%)
			Duration (c)	0 - 8.0 years (5.3 years)	0 - 7.6 years (5.3 years)
Domestic servicing rights	15,942	Discounted cash flow	Debt yield (a)	7.25% (7.25%)	7.50% (7.50%)
			Discount rate (b)	15% (15%)	15% (15%)
VIE assets	62,346,480	Discounted cash flow	Yield (b)	0% - 340.7% (12.1%)	0% - 312.2% (14.3%)
			Duration (c)	0 - 19.1 years (3.3 years)	0 - 16.3 years (3.8 years)
VIE liabilities	4,530,589	Discounted cash flow	Yield (b)	0% - 340.7% (6.3%)	0% - 312.2% (14.4%)
			Duration (c)	0 - 13.4 years (2.6 years)	0 - 10.8 years (3.8 years)
______________________________________________________________________________________________________________________
(1)Unobservable inputs were weighted by the relative carrying value of the instruments as of September 30, 2021 and December 31, 2020.
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

(f)9% and 23% of the portfolio falls within a range of 45% - 80% as of September 30, 2021 and December 31, 2020, respectively.
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
Our TRSs engage in various real estate related operations, including special servicing of commercial real estate, originating and securitizing mortgage loans, and investing in entities which engage in real estate-related operations. As of September 30, 2021 and December 31, 2020, approximately $2.5 billion and $1.4 billion, respectively, of assets were owned by TRS entities. Our TRSs are not consolidated for U.S. federal income tax purposes, but are instead taxed as corporations. For financial reporting purposes, a provision for current and deferred taxes is established for the portion of earnings recognized by us with respect to our interest in TRSs.
The following table is a reconciliation of our U.S. federal income tax provision determined using our statutory federal tax rate to our reported income tax provision for the three and nine months ended September 30, 2021 and 2020 (dollars in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2021		2020		2021		2020
Federal statutory tax rate	$31,078	21.0%	$37,711	21.0%	$83,113	21.0%	$54,231	21.0%
REIT and other non-taxable loss	(24,527)	(16.6)%	(24,688)	(13.7)%	(73,046)	(18.5)%	(41,697)	(16.2)%
State income taxes	2,153	1.5%	4,278	2.4%	3,308	0.8%	4,118	1.6%
Federal benefit of state tax deduction	(452)	(0.3)%	(899)	(0.5)%	(695)	(0.2)%	(865)	(0.3)%
Net operating loss carryback rate differential	—	—%	(1,569)	(0.9)%	—	—%	(5,286)	(2.0)%
Intra-entity transfers	(312)	(0.2)%	—	—%	(6,364)	(1.5)%	(3,781)	(1.5)%
Other	(439)	(0.3)%	10	—%	62	—%	96	—%
Effective tax rate	$7,501	5.1%	$14,843	8.3%	$6,378	1.6%	$6,816	2.6%
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
The Company used the discrete tax approach in calculating the tax provision for the three and nine months ended September 30, 2020 due to the fact that a relatively small change in the Company’s projected pre-tax net income could have resulted in a volatile effective tax rate. Under the discrete method, the tax provision was determined based upon actual results as if the interim period was an annual period.

21. Commitments and Contingencies
As of September 30, 2021, our Commercial and Residential Lending Segment had future commercial loan funding commitments totaling $1.6 billion, of which we expect to fund $1.4 billion. These future funding commitments primarily relate to construction projects, capital improvements, tenant improvements and leasing commissions. Additionally, as of September 30, 2021, our Commercial and Residential Lending Segment had outstanding residential loan purchase commitments of $877.7 million.
As of September 30, 2021, our Infrastructure Lending Segment had future infrastructure loan funding commitments totaling $150.4 million, including $118.3 million under revolvers and letters of credit (“LCs”), and $32.1 million under delayed draw term loans. As of September 30, 2021, $13.5 million of revolvers and LCs were outstanding.
In connection with the Infrastructure Lending Segment acquisition, we assumed guarantees of certain borrowers’ performance under existing interest rate swaps. As of September 30, 2021, we had five outstanding guarantees on interest rate swaps maturing between May 2022 and June 2025. Refer to Note 12 for further discussion.
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
The table below presents our results of operations for the three months ended September 30, 2021 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Revenues:
Interest income from loans	$179,486	$21,566	$—	$2,200	$—	$203,252	$—	$203,252
Interest income from investment securities	16,043	540	—	25,140	—	41,723	(31,026)	10,697
Servicing fees	99	—	—	15,447	—	15,546	(5,073)	10,473
Rental income	1,358	—	66,673	9,481	—	77,512	—	77,512
Other revenues	59	66	54	173	—	352	—	352
Total revenues	197,045	22,172	66,727	52,441	—	338,385	(36,099)	302,286
Costs and expenses:
Management fees	286	—	—	(1,239)	24,680	23,727	—	23,727
Interest expense	52,066	9,381	17,002	5,652	31,651	115,752	(221)	115,531
General and administrative	9,178	3,307	913	21,022	4,372	38,792	72	38,864
Acquisition and investment pursuit costs	158	—	—	56	—	214	—	214
Costs of rental operations	438	—	26,634	4,444	—	31,516	—	31,516
Depreciation and amortization	312	101	17,882	3,746	—	22,041	—	22,041
Credit loss provision (reversal), net	19	(582)	—	—	—	(563)	—	(563)
Other expense	—	—	—	23	—	23	—	23
Total costs and expenses	62,457	12,207	62,431	33,704	60,703	231,502	(149)	231,353
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	—	28,049	28,049
Change in fair value of servicing rights	—	—	—	(410)	—	(410)	2,647	2,237
Change in fair value of investment securities, net	(8,682)	—	—	2,870	—	(5,812)	5,513	(299)
Change in fair value of mortgage loans, net	22,464	—	—	9,263	—	31,727	—	31,727
Earnings (loss) from unconsolidated entities	1,666	399	—	153	—	2,218	(176)	2,042
Loss on sale of investments and other assets, net	(47)	—	—	—	—	(47)	—	(47)
Gain (loss) on derivative financial instruments, net	38,016	87	(318)	3,992	35	41,812	—	41,812
Foreign currency (loss) gain, net	(26,820)	(168)	(16)	1	—	(27,003)	—	(27,003)
Loss on extinguishment of debt	—	(18)	—	—	(481)	(499)	—	(499)
Other loss, net	(964)	—	—	—	—	(964)	—	(964)
Total other income (loss)	25,633	300	(334)	15,869	(446)	41,022	36,033	77,055
Income (loss) before income taxes	160,221	10,265	3,962	34,606	(61,149)	147,905	83	147,988
Income tax (provision) benefit	(5,652)	488	—	(2,337)	—	(7,501)	—	(7,501)
Net income (loss)	154,569	10,753	3,962	32,269	(61,149)	140,404	83	140,487
Net income attributable to non-controlling interests	(3)	—	(4,691)	(7,108)	—	(11,802)	(83)	(11,885)
Net income (loss) attributable to Starwood Property Trust, Inc.	$154,566	$10,753	$(729)	$25,161	$(61,149)	$128,602	$—	$128,602

The table below presents our results of operations for the three months ended September 30, 2020 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Revenues:
Interest income from loans	$149,972	$17,835	$—	$1,597	$—	$169,404	$—	$169,404
Interest income from investment securities	21,385	635	—	23,587	—	45,607	(33,421)	12,186
Servicing fees	110	—	—	13,749	—	13,859	(4,311)	9,548
Rental income	2,014	—	63,925	10,039	—	75,978	—	75,978
Other revenues	66	101	48	98	—	313	(2)	311
Total revenues	173,547	18,571	63,973	49,070	—	305,161	(37,734)	267,427
Costs and expenses:
Management fees	297	—	—	221	22,596	23,114	13	23,127
Interest expense	38,422	8,914	16,180	5,425	27,040	95,981	—	95,981
General and administrative	12,483	3,568	1,094	18,813	3,436	39,394	84	39,478
Acquisition and investment pursuit costs	757	62	—	65	—	884	—	884
Costs of rental operations	643	—	24,302	4,577	—	29,522	—	29,522
Depreciation and amortization	430	87	19,130	3,934	—	23,581	—	23,581
Credit loss provision (reversal), net	782	(4,369)	—	—	—	(3,587)	—	(3,587)
Other expense	77	—	95	—	—	172	—	172
Total costs and expenses	53,891	8,262	60,801	33,035	53,072	209,061	97	209,158
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	—	58,585	58,585
Change in fair value of servicing rights	—	—	—	3,960	—	3,960	(3,326)	634
Change in fair value of investment securities, net	13,611	—	—	3,249	—	16,860	(17,059)	(199)
Change in fair value of mortgage loans, net	59,402	—	—	1,982	—	61,384	—	61,384
Earnings (loss) from unconsolidated entities	3,253	(80)	—	358	—	3,531	(339)	3,192
(Loss) gain on derivative financial instruments, net	(28,577)	110	(313)	38	645	(28,097)	—	(28,097)
Foreign currency gain, net	25,302	110	14	26	—	25,452	—	25,452
Other (loss) income, net	—	—	(1)	358	—	357	—	357
Total other income (loss)	72,991	140	(300)	9,971	645	83,447	37,861	121,308
Income (loss) before income taxes	192,647	10,449	2,872	26,006	(52,427)	179,547	30	179,577
Income tax (provision) benefit	(16,700)	(86)	—	1,943	—	(14,843)	—	(14,843)
Net income (loss)	175,947	10,363	2,872	27,949	(52,427)	164,704	30	164,734
Net income attributable to non-controlling interests	(3)	—	(5,072)	(7,795)	—	(12,870)	(30)	(12,900)
Net income (loss) attributable to Starwood Property Trust, Inc.	$175,944	$10,363	$(2,200)	$20,154	$(52,427)	$151,834	$—	$151,834

The table below presents our results of operations for the nine months ended September 30, 2021 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Revenues:
Interest income from loans	$515,776	$61,545	$—	$5,778	$—	$583,099	$—	$583,099
Interest income from investment securities	51,618	1,659	—	71,748	—	125,025	(92,070)	32,955
Servicing fees	333	—	—	44,268	—	44,601	(14,862)	29,739
Rental income	4,116	—	197,187	29,666	—	230,969	—	230,969
Other revenues	223	228	138	3,032	—	3,621	—	3,621
Total revenues	572,066	63,432	197,325	154,492	—	987,315	(106,932)	880,383
Costs and expenses:
Management fees	901	—	—	(793)	91,584	91,692	21	91,713
Interest expense	144,717	27,916	49,697	16,890	89,970	329,190	(632)	328,558
General and administrative	30,922	10,281	2,964	65,182	13,172	122,521	244	122,765
Acquisition and investment pursuit costs	522	249	—	35	—	806	—	806
Costs of rental operations	1,348	—	76,516	13,128	—	90,992	—	90,992
Depreciation and amortization	930	301	53,883	11,878	—	66,992	—	66,992
Credit loss (reversal) provision, net	(12,957)	594	—	—	—	(12,363)	—	(12,363)
Other expense	31	—	583	94	—	708	—	708
Total costs and expenses	166,414	39,341	183,643	106,414	194,726	690,538	(367)	690,171
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	—	80,303	80,303
Change in fair value of servicing rights	—	—	—	795	—	795	1,945	2,740
Change in fair value of investment securities, net	(20,134)	—	—	(2,545)	—	(22,679)	23,582	903
Change in fair value of mortgage loans, net	24,079	—	—	44,037	—	68,116	—	68,116
Earnings from unconsolidated entities	5,415	75	—	235	—	5,725	277	6,002
Gain on sale of investments and other assets, net	16,627	27	—	9,723	—	26,377	—	26,377
Gain (loss) on derivative financial instruments, net	59,212	883	4,034	7,544	(5,881)	65,792	—	65,792
Foreign currency loss, net	(35,699)	(279)	(16)	(63)	—	(36,057)	—	(36,057)
Loss on extinguishment of debt	(289)	(1,264)	(141)	(22)	(481)	(2,197)	—	(2,197)
Other (loss) income, net	(6,468)	23	—	29	—	(6,416)	—	(6,416)
Total other income (loss)	42,743	(535)	3,877	59,733	(6,362)	99,456	106,107	205,563
Income (loss) before income taxes	448,395	23,556	17,559	107,811	(201,088)	396,233	(458)	395,775
Income tax benefit (provision)	886	338	—	(7,602)	—	(6,378)	—	(6,378)
Net income (loss)	449,281	23,894	17,559	100,209	(201,088)	389,855	(458)	389,397
Net (income) loss attributable to non-controlling interests	(10)	—	(14,682)	(18,873)	—	(33,565)	458	(33,107)
Net income (loss) attributable to Starwood Property Trust, Inc.	$449,271	$23,894	$2,877	$81,336	$(201,088)	$356,290	$—	$356,290

The table below presents our results of operations for the nine months ended September 30, 2020 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Revenues:
Interest income from loans	$492,489	$59,374	$—	$6,071	$—	$557,934	$—	$557,934
Interest income from investment securities	57,358	2,019	—	73,311	—	132,688	(90,618)	42,070
Servicing fees	424	—	—	28,782	—	29,206	(8,207)	20,999
Rental income	2,782	—	191,452	28,600	—	222,834	—	222,834
Other revenues	298	344	228	891	—	1,761	(5)	1,756
Total revenues	553,351	61,737	191,680	137,655	—	944,423	(98,830)	845,593
Costs and expenses:
Management fees	987	—	—	680	85,257	86,924	46	86,970
Interest expense	134,243	31,709	49,243	18,796	83,670	317,661	(162)	317,499
General and administrative	29,230	12,328	3,453	54,490	11,105	110,606	251	110,857
Acquisition and investment pursuit costs	2,195	1,179	12	(3)	—	3,383	—	3,383
Costs of rental operations	2,409	—	71,857	13,102	—	87,368	—	87,368
Depreciation and amortization	1,275	246	57,571	11,890	—	70,982	—	70,982
Credit loss provision, net	52,293	2,991	—	—	—	55,284	—	55,284
Other expense	230	—	432	—	—	662	—	662
Total costs and expenses	222,862	48,453	182,568	98,955	180,032	732,870	135	733,005
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	—	64,353	64,353
Change in fair value of servicing rights	—	—	—	9,606	—	9,606	(11,934)	(2,328)
Change in fair value of investment securities, net	(8,814)	—	—	(36,026)	—	(44,840)	47,972	3,132
Change in fair value of mortgage loans, net	56,895	—	—	22,805	—	79,700	—	79,700
Earnings (loss) from unconsolidated entities	3,975	(1,198)	—	30,504	—	33,281	(1,216)	32,065
(Loss) gain on sale of investments and other assets, net	(961)	296	—	7,433	—	6,768	—	6,768
(Loss) gain on derivative financial instruments, net	(9,508)	(1,328)	(35,150)	(22,896)	34,397	(34,485)	—	(34,485)
Foreign currency (loss) gain, net	(1,757)	(53)	(53)	2	—	(1,861)	—	(1,861)
Loss on extinguishment of debt	(22)	(170)	(2,185)	—	—	(2,377)	—	(2,377)
Other income, net	—	—	240	447	—	687	—	687
Total other income (loss)	39,808	(2,453)	(37,148)	11,875	34,397	46,479	99,175	145,654
Income (loss) before income taxes	370,297	10,831	(28,036)	50,575	(145,635)	258,032	210	258,242
Income tax (provision) benefit	(15,535)	3	—	8,716	—	(6,816)	—	(6,816)
Net income (loss)	354,762	10,834	(28,036)	59,291	(145,635)	251,216	210	251,426
Net income attributable to non-controlling interests	(10)	—	(15,294)	(11,191)	—	(26,495)	(210)	(26,705)
Net income (loss) attributable to Starwood Property Trust, Inc.	$354,752	$10,834	$(43,330)	$48,100	$(145,635)	$224,721	$—	$224,721

The table below presents our condensed consolidated balance sheet as of September 30, 2021 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Assets:
Cash and cash equivalents	$19,626	$16,695	$32,162	$29,027	$175,197	$272,707	$609	$273,316
Restricted cash	60,183	23,628	6,807	19,854	—	110,472	—	110,472
Loans held-for-investment, net	11,603,370	1,688,847	—	781	—	13,292,998	—	13,292,998
Loans held-for-sale	1,813,458	84,253	—	285,808	—	2,183,519	—	2,183,519
Investment securities	927,411	33,323	—	1,128,921	—	2,089,655	(1,418,768)	670,887
Properties, net	124,691	—	1,928,853	175,318	—	2,228,862	—	2,228,862
Intangible assets	—	—	35,958	68,596	—	104,554	(39,432)	65,122
Investment in unconsolidated entities	45,129	25,170	—	38,239	—	108,538	(14,538)	94,000
Goodwill	—	119,409	—	140,437	—	259,846	—	259,846
Derivative assets	31,835	36	96	78	20,521	52,566	—	52,566
Accrued interest receivable	101,539	4,372	—	1,887	447	108,245	(119)	108,126
Other assets	159,296	4,186	77,928	34,054	19,298	294,762	(92)	294,670
VIE assets, at fair value	—	—	—	—	—	—	62,346,480	62,346,480
Total Assets	$14,886,538	$1,999,919	$2,081,804	$1,923,000	$215,463	$21,106,724	$60,874,140	$81,980,864
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$55,572	$10,064	$48,663	$44,405	$51,321	$210,025	$55	$210,080
Related-party payable	—	—	—	—	23,378	23,378	—	23,378
Dividends payable	—	—	—	—	139,738	139,738	—	139,738
Derivative liabilities	14,924	419	—	272	—	15,615	—	15,615
Secured financing agreements, net	7,206,946	905,343	1,873,053	763,555	774,812	11,523,709	(21,657)	11,502,052
Collateralized loan obligations and single asset securitization, net	2,209,270	404,960	—	—	—	2,614,230	—	2,614,230
Unsecured senior notes, net	—	—	—	—	1,733,684	1,733,684	—	1,733,684
VIE liabilities, at fair value	—	—	—	—	—	—	60,894,975	60,894,975
Total Liabilities	9,486,712	1,320,786	1,921,716	808,232	2,722,933	16,260,379	60,873,373	77,133,752
Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Common stock	—	—	—	—	2,961	2,961	—	2,961
Additional paid-in capital	929,932	636,911	17,137	(377,386)	4,063,671	5,270,265	—	5,270,265
Treasury stock	—	—	—	—	(138,022)	(138,022)	—	(138,022)
Accumulated other comprehensive income	40,486	—	—	—	—	40,486	—	40,486
Retained earnings (accumulated deficit)	4,429,290	42,222	(65,568)	1,342,156	(6,436,080)	(687,980)	—	(687,980)
Total Starwood Property Trust, Inc. Stockholders’ Equity	5,399,708	679,133	(48,431)	964,770	(2,507,470)	4,487,710	—	4,487,710
Non-controlling interests in consolidated subsidiaries	118	—	208,519	149,998	—	358,635	767	359,402
Total Equity	5,399,826	679,133	160,088	1,114,768	(2,507,470)	4,846,345	767	4,847,112
Total Liabilities and Equity	$14,886,538	$1,999,919	$2,081,804	$1,923,000	$215,463	$21,106,724	$60,874,140	$81,980,864

The table below presents our condensed consolidated balance sheet as of December 31, 2020 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Assets:
Cash and cash equivalents	$160,007	$4,440	$32,080	$19,546	$346,372	$562,445	$772	$563,217
Restricted cash	93,445	45,113	7,192	13,195	—	158,945	—	158,945
Loans held-for-investment, net	9,673,625	1,412,440	—	1,008	—	11,087,073	—	11,087,073
Loans held-for-sale	841,963	120,540	—	90,332	—	1,052,835	—	1,052,835
Investment securities	1,014,402	35,681	—	1,112,145	—	2,162,228	(1,425,570)	736,658
Properties, net	103,896	—	1,969,414	197,843	—	2,271,153	—	2,271,153
Intangible assets	—	—	40,370	71,123	—	111,493	(41,376)	70,117
Investment in unconsolidated entities	54,407	25,095	—	44,664	—	124,166	(16,112)	108,054
Goodwill	—	119,409	—	140,437	—	259,846	—	259,846
Derivative assets	6,595	—	41	147	33,772	40,555	—	40,555
Accrued interest receivable	87,922	2,091	—	123	5,978	96,114	(134)	95,980
Other assets	61,638	4,531	69,859	44,579	10,148	190,755	(7)	190,748
VIE assets, at fair value	—	—	—	—	—	—	64,238,328	64,238,328
Total Assets	$12,097,900	$1,769,340	$2,118,956	$1,735,142	$396,270	$18,117,608	$62,755,901	$80,873,509
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$41,104	$12,144	$43,630	$45,309	$64,583	$206,770	$75	$206,845
Related-party payable	—	—	—	5	39,165	39,170	—	39,170
Dividends payable	—	—	—	—	137,959	137,959	—	137,959
Derivative liabilities	39,082	1,718	—	524	—	41,324	—	41,324
Secured financing agreements, net	5,893,999	1,240,763	1,794,609	606,100	632,719	10,168,190	(22,000)	10,146,190
Collateralized loan obligations, net	930,554	—	—	—	—	930,554	—	930,554
Unsecured senior notes, net	—	—	—	—	1,732,520	1,732,520	—	1,732,520
VIE liabilities, at fair value	—	—	—	—	—	—	62,776,371	62,776,371
Total Liabilities	6,904,739	1,254,625	1,838,239	651,938	2,606,946	13,256,487	62,754,446	76,010,933
Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Common stock	—	—	—	—	2,921	2,921	—	2,921
Additional paid-in capital	1,192,584	496,387	98,882	(322,992)	3,744,878	5,209,739	—	5,209,739
Treasury stock	—	—	—	—	(138,022)	(138,022)	—	(138,022)
Accumulated other comprehensive income (loss)	44,057	—	—	(64)	—	43,993	—	43,993
Retained earnings (accumulated deficit)	3,956,405	18,328	(44,832)	1,260,819	(5,820,453)	(629,733)	—	(629,733)
Total Starwood Property Trust, Inc. Stockholders’ Equity	5,193,046	514,715	54,050	937,763	(2,210,676)	4,488,898	—	4,488,898
Non-controlling interests in consolidated subsidiaries	115	—	226,667	145,441	—	372,223	1,455	373,678
Total Equity	5,193,161	514,715	280,717	1,083,204	(2,210,676)	4,861,121	1,455	4,862,576
Total Liabilities and Equity	$12,097,900	$1,769,340	$2,118,956	$1,735,142	$396,270	$18,117,608	$62,755,901	$80,873,509

23. Subsequent Events
Our significant events subsequent to September 30, 2021 were as follows:
Woodstar Refinancing
In October 2021, we entered into a loan agreement with total borrowings of $380.0 million, secured by mortgages on certain properties within our Woodstar I Portfolio. The loan carries a two-year term, with three one-year extension options, and has an annual interest rate of LIBOR + 2.11%. A portion of the net proceeds was used to repay $217.1 million of outstanding mortgage loans on those properties with a weighted average annual interest rate of LIBOR + 2.71%.
Sale of Non-Controlling Interests in Woodstar Fund

Subsequent to quarter end, we established Woodstar Portfolio Holdings, LLC (the “Fund”), an investment fund which holds the Woodstar I and Woodstar II affordable housing portfolios. As managing member of the Fund, we manage interests purchased by third party investors seeking capital appreciation and an ongoing return, for which we earn (i) a management fee based on each investor’s share of total Fund equity; and (ii) an incentive distribution if the Fund’s returns exceed an established threshold. On November 5, 2021, we entered into subscription and other related agreements with certain third-party institutional investors to sell, through a feeder fund structure, an aggregate 20.6% interest in the Fund for an aggregate subscription price of $216.0 million, subject to certain post-closing adjustments. The Fund carries an initial eight-year term.

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
We have four reportable business segments as of September 30, 2021 and we refer to the investments within these segments as our target assets:
•Real estate commercial and residential lending (the “Commercial and Residential Lending Segment”)—engages primarily in originating, acquiring, financing and managing commercial first mortgages, non-agency residential mortgages (“residential loans”), subordinated mortgages, mezzanine loans, preferred equity, commercial mortgage-backed securities (“CMBS”), residential mortgage-backed securities (“RMBS”) and other real estate and real estate-related debt investments in both the U.S. and Europe (including distressed or non-performing loans). Our residential loans are secured by a first mortgage lien on residential property and primarily consist of non-agency residential loans that are not guaranteed by any U.S. Government agency or federally chartered corporation.
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
COVID-19 Pandemic
The full extent of the impact and effects of COVID-19 will depend on future developments, including, among other factors, the duration, spread and resurgences of the virus, including certain variants thereof, along with related travel advisories and restrictions, the recovery time of the disrupted supply chains and industries, the impact of labor market interruptions, the impact of government interventions, the pace, scope and efficacy of vaccination programs, and general uncertainty as to the impact of COVID-19, including related variants, on the global economy.
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
Developments During the Third Quarter of 2021
Commercial and Residential Lending Segment
•In July 2021, we contributed into a single asset securitization ("SASB"), STWD 2021-HTS, a previously originated $230.0 million first mortgage and mezzanine loan on a portfolio of 41 extended stay hotels with $210.1 million of third party financing at a weighted average cost of financing of LIBOR + 2.47%, inclusive of the amortization of deferred issuance costs.
•Originated $1.7 billion of commercial loans during the quarter, including the following:
◦$245.1 million first mortgage loan for the refinancing of an existing construction loan for a mixed-use property located in Texas, of which the Company funded $229.1 million.
◦$235.1 million first mortgage and mezzanine loan for the refinancing of a 55-story office property located in Texas, of which the Company funded $200.3 million.
◦AU$240.3 million ($178.4 million) first mortgage loan for the acquisition and development of industrial and logistics assets located in Australia, of which the Company funded $102.8 million.
◦£122.0 million ($168.9 million) first mortgage loan for the acquisition and refurbishment of an office building located in the United Kingdom, of which the Company funded $80.7 million.
◦$148.3 million first mortgage loan for the refinancing of a 455-unit multifamily property located in Virginia, of which the Company funded $138.0 million.
◦$125.0 million first mortgage and mezzanine loan for the refinancing of an existing loan on a 26-story, multifamily building located in Pennsylvania, which the Company fully funded.
•Funded $171.9 million of previously originated commercial loan commitments.
•Received gross proceeds of $872.0 million ($399.5 million, net of debt repayments) from maturities and principal repayments on our commercial loans.
•Received gross proceeds of $35.4 million ($9.1 million, net of debt repayments) from sales of senior interests in first mortgage loans.
•Acquired $1.8 billion of residential loans, of which $262.2 million related to principal acquired upon redemption of a consolidated RMBS trust.
•Received proceeds of $491.9 million, including retained RMBS of $33.0 million, from the securitization of $469.7 million of residential loans.
•Amended residential loan repurchase facilities to increase the available borrowings by $650.0 million.
Infrastructure Lending Segment
•Amended a repurchase facility that provides for a temporary increase to available borrowings from $500.0 million to $650.0 million, with available capacity decreasing to $600.0 million in September 2022, $550.0 million in December 2022 and back to $500.0 million in March 2023. The amendment also extends the current maturity from February 2022 to September 2024, with two one-year extension options. In connection with this amendment, we terminated the Infrastructure Acquisition Facility and transferred the related financing to the amended repurchase facility. The facility carries an annual interest rate of LIBOR + 2.00%.

•Acquired $89.9 million of infrastructure loans and funded $16.2 million of pre-existing infrastructure loan commitments.
•Received gross proceeds of $113.2 million from principal repayments on our infrastructure loans and bonds.
Investing and Servicing Segment
•Originated commercial conduit loans of $259.3 million.
•Received proceeds of $364.3 million from sales of previously originated commercial conduit loans and priced $239.4 million of previously originated commercial conduit loans in a securitization that settled subsequent to September 30, 2021.
•Sold CMBS for total gross proceeds of $27.1 million, of which $10.6 million related to non-controlling interests, and acquired CMBS for a purchase price of $8.4 million.
•Obtained 17 new special servicing assignments for CMBS trusts with a total unpaid principal balance of $14.9 billion, bringing our total named special servicing portfolio to $91.4 billion.
Corporate
•Issued $400.0 million of 3.625% Senior Notes due 2026 (the “2026 Senior Notes”).
•Redeemed $400.0 million of 5.00% Senior Notes due December 2021 (the "2021 Senior Notes").
•Amended the term loan facility to increase the incremental borrowings by $150.0 million and reduce the annual interest rate by 0.25% to LIBOR + 3.25% on all the incremental borrowings, subject to a 0.75% LIBOR floor. Additionally, we increased the maximum facility size of the revolver by $30.0 million to $150.0 million, reduced the annual interest rate by 0.50% to SOFR + 2.50% and extended the maturity from July 2024 to April 2026.
Developments During the Nine Months Ended September 30, 2021
Commercial and Residential Lending Segment
•In May 2021, we refinanced a pool of our commercial loans held-for-investment through a collateralized loan obligation (“CLO”), STWD 2021-FL2. The CLO has a contractual maturity of April 2038 and a weighted average cost of financing of LIBOR + 1.78%, inclusive of the amortization of deferred issuance costs. On the closing date, the CLO issued $1.3 billion of notes and preferred shares, of which $1.1 billion of notes was purchased by third party investors. We retained $70.1 million of notes, along with preferred shares with a liquidation preference of $127.5 million. The CLO contains a reinvestment feature that, subject to certain eligibility criteria, allows us to contribute new loans or participation interests in loans to the CLO in exchange for cash.
•Originated or acquired $5.6 billion of commercial loans during the period, including the following:
◦£360.0 million ($504.5 million) first mortgage loan to finance the acquisition of a portfolio of vacation cottages, caravan homes and resorts across the United Kingdom, which the Company fully funded.
◦$460.0 million first mortgage, mezzanine loan and preferred equity interest for the refinancing of a five asset portfolio that includes four multifamily properties ($298.0 million) and an office property ($162.0 million) located in New York and Connecticut, of which the Company funded $297.9 million.
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

◦$253.0 million first mortgage and mezzanine loan for the refinancing of a 495 unit, three tower multifamily property located in Florida, of which the Company funded $211.6 million.
◦$245.1 million first mortgage loan for the refinancing of an existing construction loan for a mixed-use property located in Texas, of which the Company funded $229.1 million.
◦$235.1 million first mortgage and mezzanine loan for the refinancing of a 55-story office property located in Texas, of which the Company funded $200.3 million.
◦$230.0 million first mortgage and mezzanine loan on a 41 property extended stay portfolio located across the U.S., which the Company fully funded. In July 2021, we contributed this loan into a single asset securitization, STWD 2021-HTS, with $210.1 million of third party financing at a weighted average cost of financing of LIBOR + 2.47%, inclusive of the amortization of deferred issuance costs.
◦$231.1 million first mortgage and mezzanine loan for the refinancing of a luxury residential project located in California, of which the Company funded $181.6 million and sold the $147.9 million senior interest in the first mortgage.
•Funded $468.9 million of previously originated commercial loan commitments.
•Received gross proceeds of $3.1 billion ($1.2 billion, net of debt repayments) from maturities and principal repayments on our commercial loans.
•Received gross proceeds of $243.3 million and $21.5 million ($39.0 million and $2.5 million, net of debt repayments) from sales of senior interests in first mortgage loans and whole loan interests, respectively.
•Sold commercial real estate in Montgomery, Alabama that was previously acquired through foreclosure in March 2019 for gross proceeds of $30.6 million and recognized a gain of $17.7 million. At the foreclosure date, the loan had a carrying value of $9.0 million ($20.9 million unpaid principal balance net of an $8.3 million allowance and $3.6 million of unamortized discount).
•Acquired $2.7 billion of residential loans, of which $434.6 million related to principal acquired upon redemption of two consolidated RMBS trusts.
•Received proceeds of $1.5 billion, including retained RMBS of $112.7 million, from the securitization of $1.4 billion of residential loans.
•Received proceeds of $30.7 million from the sale of retained RMBS.
•Entered into or amended residential loan repurchase facilities to increase the available borrowings by $1.8 billion.
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
•Amended a repurchase facility that provides for a temporary increase to available borrowings from $500.0 million to $650.0 million, with available capacity decreasing to $600.0 million in September 2022, $550.0 million in December 2022 and back to $500.0 million in March 2023. The amendment also extends the current maturity from February 2022 to September 2024, with two one-year extension options. In connection with this amendment, we terminated the Infrastructure Acquisition Facility and transferred the related financing to the amended repurchase facility. The facility carries an annual interest rate of LIBOR + 2.00%.
•Acquired $344.3 million of infrastructure loans and funded $53.4 million of pre-existing infrastructure loan commitments.

•Received $217.1 million from principal repayments on our infrastructure loans and bonds.
Property Segment
•Refinanced our Woodstar II Portfolio by entering into mortgage loans with total borrowings of $82.9 million. The loans carry seven-year terms and a weighted average fixed annual interest rate of 4.36%. A portion of the net proceeds from the mortgage loans was used to repay $4.9 million of outstanding government sponsored mortgage loans.
Investing and Servicing Segment
•Originated commercial conduit loans of $927.2 million.
•Received proceeds of $775.4 million from sales of previously originated commercial conduit loans and priced $239.4 million of previously originated commercial conduit loans in a securitization that settled subsequent to September 30, 2021.
•Acquired CMBS for a purchase price of $62.5 million, of which $2.5 million related to non-controlling interests, and sold CMBS for total gross proceeds of $38.7 million, of which $10.6 million related to non-controlling interests.
•Obtained 20 new special servicing assignments for CMBS trusts with a total unpaid principal balance of $16.1 billion, bringing our total named special servicing portfolio to $91.4 billion.
•Sold commercial real estate for gross proceeds of $30.9 million and recognized a gain of $9.7 million.
Corporate
•Issued $400.0 million of 3.625% Senior Notes due 2026.
•Redeemed $400.0 million of 5.00% Senior Notes due December 2021.
•Amended the term loan facility to increase the incremental borrowings by $150.0 million and reduce the annual interest rate by 0.25% to LIBOR + 3.25% on all the incremental borrowings, subject to a 0.75% LIBOR floor. Additionally, we increased the maximum facility size of the revolver by $30.0 million to $150.0 million, reduced the annual interest rate by 0.50% to SOFR + 2.50% and extended the maturity from July 2024 to April 2026.
Subsequent Events
Refer to Note 23 to the Condensed Consolidated Financial Statements for disclosure regarding significant transactions that occurred subsequent to September 30, 2021.

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
We have elected to present a comparison of our results of operations for the current quarter with that of the immediately preceding quarter, as permitted under the recently amended SEC disclosure guidelines. Because our business is not seasonal, we believe this results in a more meaningful comparison of quarterly results than a comparison to the same quarter of the prior year. We continue to present the required comparison of current year-to-date results with the same period of the prior year. The following table compares our summarized results of operations for the three months ended September 30, 2021 and June 30, 2021 and for the nine months ended September 30, 2021 and 2020 by business segment (amounts in thousands):

	For the Three Months Ended			For the Nine Months Ended
Revenues:	September 30, 2021	June 30, 2021	$ Change	September 30, 2021	September 30, 2020	$ Change
Commercial and Residential Lending Segment	$197,045	$184,490	$12,555	$572,066	$553,351	$18,715
Infrastructure Lending Segment	22,172	21,795	377	63,432	61,737	1,695
Property Segment	66,727	65,454	1,273	197,325	191,680	5,645
Investing and Servicing Segment	52,441	57,504	(5,063)	154,492	137,655	16,837
Corporate	—	—	—	—	—	—
Securitization VIE eliminations	(36,099)	(38,376)	2,277	(106,932)	(98,830)	(8,102)
	302,286	290,867	11,419	880,383	845,593	34,790
Costs and expenses:
Commercial and Residential Lending Segment	62,457	47,543	14,914	166,414	222,862	(56,448)
Infrastructure Lending Segment	12,207	14,178	(1,971)	39,341	48,453	(9,112)
Property Segment	62,431	61,714	717	183,643	182,568	1,075
Investing and Servicing Segment	33,704	40,253	(6,549)	106,414	98,955	7,459
Corporate	60,703	62,376	(1,673)	194,726	180,032	14,694
Securitization VIE eliminations	(149)	(125)	(24)	(367)	135	(502)
	231,353	225,939	5,414	690,171	733,005	(42,834)
Other income (loss):
Commercial and Residential Lending Segment	25,633	(4,051)	29,684	42,743	39,808	2,935
Infrastructure Lending Segment	300	(930)	1,230	(535)	(2,453)	1,918
Property Segment	(334)	(397)	63	3,877	(37,148)	41,025
Investing and Servicing Segment	15,869	24,904	(9,035)	59,733	11,875	47,858
Corporate	(446)	927	(1,373)	(6,362)	34,397	(40,759)
Securitization VIE eliminations	36,033	37,650	(1,617)	106,107	99,175	6,932
	77,055	58,103	18,952	205,563	145,654	59,909
Income (loss) before income taxes:
Commercial and Residential Lending Segment	160,221	132,896	27,325	448,395	370,297	78,098
Infrastructure Lending Segment	10,265	6,687	3,578	23,556	10,831	12,725
Property Segment	3,962	3,343	619	17,559	(28,036)	45,595
Investing and Servicing Segment	34,606	42,155	(7,549)	107,811	50,575	57,236
Corporate	(61,149)	(61,449)	300	(201,088)	(145,635)	(55,453)
Securitization VIE eliminations	83	(601)	684	(458)	210	(668)
	147,988	123,031	24,957	395,775	258,242	137,533
Income tax (provision) benefit	(7,501)	3,353	(10,854)	(6,378)	(6,816)	438
Net income attributable to non-controlling interests	(11,885)	(10,074)	(1,811)	(33,107)	(26,705)	(6,402)
Net income attributable to Starwood Property Trust, Inc.	$128,602	$116,310	$12,292	$356,290	$224,721	$131,569

Three Months Ended September 30, 2021 Compared to the Three Months Ended June 30, 2021
Commercial and Residential Lending Segment

Revenues

For the three months September 30, 2021, revenues of our Commercial and Residential Lending Segment increased $12.5 million to $197.0 million, compared to $184.5 million for the three months ended June 30, 2021. This increase was primarily due to an increase in interest income from loans of $13.8 million, slightly offset by a decrease in interest income from investment securities of $1.1 million. The increase in interest income from loans was principally due to (i) higher prepayment related income on commercial loans and (ii) higher average balances of both commercial and residential loans, reflecting for residential loans the timing of purchases and securitizations. The decrease in interest income from investment securities was primarily due to lower average RMBS investment balances reflecting net repayments and liquidations.

Costs and Expenses

For the three months ended September 30, 2021, costs and expenses of our Commercial and Residential Lending Segment increased $14.9 million to $62.4 million, compared to $47.5 million for the three months ended June 30, 2021. This increase was primarily due to the nonrecurrence of a $12.4 million credit loss reversal in the second quarter of 2021 and a $3.7 million increase in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio, partially offset by a $1.2 million decrease in general and administrative expenses. The $12.4 million credit loss reversal in the second quarter of 2021 was primarily due to an improvement in macroeconomic forecasts and the effect on our then estimate of current expected credit losses (“CECL”). In comparison, there was a nominal credit loss provision in the third quarter of 2021. The increase in interest expense was primarily due to higher average borrowings outstanding.

Net Interest Income (amounts in thousands)

	For the Three Months Ended
	September 30, 2021	June 30, 2021	Change
Interest income from loans	$179,486	$165,697	$13,789
Interest income from investment securities	16,043	17,190	(1,147)
Interest expense	(52,066)	(48,356)	(3,710)
Net interest income	$143,463	$134,531	$8,932

For the three months ended September 30, 2021, net interest income of our Commercial and Residential Lending Segment increased $8.9 million to $143.4 million, compared to $134.5 million for the three months ended June 30, 2021. This increase reflects the net increase in interest income, partially offset by the decrease in interest expense on our secured financing facilities, both as discussed in the sections above.

During the three months ended September 30, 2021 and June 30, 2021, the weighted average unlevered yields on the Commercial and Residential Lending Segment’s loans and investment securities, excluding retained RMBS, were as follows:

	For the Three Months Ended
	September 30, 2021	June 30, 2021
Commercial	5.5%	5.6%
Residential	5.0%	5.5%
Overall	5.5%	5.7%

The overall weighted average unlevered yield was slightly lower primarily due to lower average interest rates on our newer loans, partially offset by the higher prepayment related income on commercial loans.

During the three months ended September 30, 2021 and June 30, 2021, the Commercial and Residential Lending Segment’s weighted average secured borrowing rates, inclusive of interest rate hedging costs and the amortization of deferred financing fees, were 2.4% and 2.5%, respectively.

Other Income (Loss)

For the three months ended September 30, 2021, other income (loss) of our Commercial and Residential Lending Segment improved $29.7 million to income of $25.6 million compared to a loss of $4.1 million for the three months ended June 30, 2021. This improvement was primarily due to (i) a $42.9 million favorable change in gain (loss) on derivatives, (ii) a $10.1 million favorable change in fair value of residential loans and (iii) the nonrecurrence of $4.6 million of transfer taxes related to the foreclosure of a residential conversion project in the second quarter of 2021, all partially offset by (iv) a $29.5 million unfavorable change in foreign currency gain (loss). The favorable change in gain (loss) on derivatives in the third quarter of 2021 reflects a $36.2 million favorable change in gain (loss) on foreign currency hedges and a $6.7 million favorable change in gain (loss) on interest rate swaps. The foreign currency hedges are used to fix the U.S. dollar amounts of cash flows (both interest and principal payments) we expect to receive from our foreign currency denominated loans and investments. The favorable change in gain (loss) on foreign currency hedges and the unfavorable change in foreign currency gain (loss) reflect the strengthening of the U.S. dollar against the pound sterling (“GBP”), Euro (“EUR”) and Australian dollar (“AUD”) in the third quarter of 2021 compared to a weakening of the U.S. dollar against the GBP and EUR, partially offset by a strengthening against the AUD, in the second quarter of 2021. The interest rate swaps are used primarily to fix our interest rate payments on certain variable rate borrowings which fund fixed rate investments and to hedge our interest rate risk on residential loans held-for-sale.

Infrastructure Lending Segment

Revenues

For the three months ended September 30, 2021, revenues of our Infrastructure Lending Segment increased $0.4 million to $22.2 million, compared to $21.8 million for the three months ended June 30, 2021. This was primarily due to an increase in interest income from loans reflecting higher prepayment related income.

Costs and Expenses

For the three months ended September 30, 2021, costs and expenses of our Infrastructure Lending Segment decreased $2.0 million to $12.2 million, compared to $14.2 million for the three months ended June 30, 2021. The decrease was primarily due to a $1.2 million decrease in credit loss provision and a $0.3 million decrease in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio. There was a $0.6 million credit loss reversal in the third quarter of 2021 compared to a provision of $0.6 million in the second quarter of 2021. The decrease in interest expense was primarily due to lower average borrowings outstanding.

Net Interest Income (amounts in thousands)

	For the Three Months Ended
	September 30, 2021	June 30, 2021	Change
Interest income from loans	$21,566	$21,171	$395
Interest income from investment securities	540	555	(15)
Interest expense	(9,381)	(9,694)	313
Net interest income	$12,725	$12,032	$693

For the three months ended September 30, 2021, net interest income of our Infrastructure Lending Segment increased $0.7 million to $12.7 million, compared to $12.0 million for the three months ended June 30, 2021. The increase reflects the increase in interest income from loans and the decrease in interest expense on the secured financing facilities, both as discussed in the sections above.

During the three months ended September 30, 2021 and June 30, 2021, the weighted average unlevered yields on the Infrastructure Lending Segment’s investments were as follows:

	For the Three Months Ended
	September 30, 2021	June 30, 2021
Loans and investment securities held-for-investment	4.9%	4.9%
Loans held-for-sale	2.8%	2.9%

During the three months ended September 30, 2021 and June 30, 2021, the Infrastructure Lending Segment’s weighted average secured borrowing rates, inclusive of the amortization of deferred financing fees, were 2.8% and 2.9%, respectively.

Other Income (Loss)

For the three months ended September 30, 2021, other income (loss) of our Infrastructure Lending Segment improved $1.2 million to income of $0.3 million, compared to a loss of $0.9 million for the three months ended June 30, 2021. This improvement was primarily due to a $0.9 million lower loss on extinguishment of debt.

Property Segment

Change in Results by Portfolio (amounts in thousands)

	$ Change from prior period
	Revenues	Costs and expenses	Gain (loss) on derivative financial instruments	Other income (loss)	Income (loss) before income taxes
Master Lease Portfolio	$—	$—	$—	$—	$—
Medical Office Portfolio	423	359	44	—	108
Woodstar I Portfolio	682	107	10	—	585
Woodstar II Portfolio	168	297	—	—	(129)
Other/Corporate	—	(46)	—	9	55
Total	$1,273	$717	$54	$9	$619

See Note 6 to the Condensed Consolidated Financial Statements for a description of the above-referenced Property Segment portfolios.

Revenues

For the three months ended September 30, 2021, revenues of our Property Segment increased $1.3 million to $66.7 million, compared to $65.4 million for the three months ended June 30, 2021.

Costs and Expenses

For the three months ended September 30, 2021, costs and expenses of our Property Segment increased $0.7 million to $62.4 million, compared to $61.7 million for the three months ended June 30, 2021.

Other Loss

For the three months ended September 30, 2021, other loss of our Property Segment decreased $0.1 million to $0.3 million, compared to $0.4 million for the three months ended June 30, 2021.

Investing and Servicing Segment

Revenues

For the three months ended September 30, 2021, revenues of our Investing and Servicing Segment decreased $5.1 million to $52.4 million, compared to $57.5 million for the three months ended June 30, 2021. The decrease primarily reflects (i) the nonrecurrence of a $2.3 million origination fee on a loan that we co-originated in the second quarter of 2021 for the purpose of contributing into a single-asset single-borrower CMBS transaction, (ii) a $0.9 million decrease in servicing fees, (iii) a $0.8 million decrease in rental income primarily due to the sale of a property in the second quarter of 2021 and (iv) a $0.7 million decrease in interest income from CMBS and conduit loans.

Costs and Expenses

For the three months ended September 30, 2021, costs and expenses of our Investing and Servicing Segment decreased $6.6 million to $33.7 million, compared to $40.3 million for the three months ended June 30, 2021. The decrease in costs and expenses was primarily due to a $4.7 million decrease in general and administrative expenses reflecting decreased incentive compensation principally due to lower securitization volume.

Other Income

For the three months ended September 30, 2021, other income of our Investing and Servicing Segment decreased $9.0 million to $15.9 million, compared to $24.9 million for the three months ended June 30, 2021. The decrease in other income was primarily due to (i) a $24.3 million lesser increase in fair value of conduit loans and (ii) the nonrecurrence of a $9.7 million gain on sale of an operating property in the second quarter of 2021, partially offset by (iii) a $15.5 million favorable change in fair value of CMBS investments and (iii) a $9.7 million favorable change in gain (loss) on derivatives which primarily hedge our interest rate risk on conduit loans and CMBS investments.

Corporate and Other Items

Corporate Costs and Expenses

For the three months ended September 30, 2021, corporate expenses decreased $1.7 million to $60.7 million, compared to $62.4 million for the three months ended June 30, 2021. This was primarily due to a decrease of $4.1 million in incentive management fees, partially offset by a $2.5 million increase in interest expense primarily due to our issuance of the 2026 Senior Notes during the third quarter of 2021.

Corporate Other Income (Loss)

For the three months ended September 30, 2021, corporate other income decreased $1.3 million to a loss of $0.4 million, compared to income of $0.9 million for the three months ended June 30, 2021. This was due to (i) a $0.9 million lesser gain on interest rate swaps which hedge a portion of our unsecured senior notes used to repay variable-rate secured financing and (ii) a $0.4 million loss on extinguishment of a portion of our 2021 Senior Notes during the third quarter of 2021.

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

Income Tax (Provision) Benefit

Our consolidated income taxes principally relate to the taxable nature of our loan servicing and loan securitization businesses which are housed in taxable REIT subsidiaries (“TRSs”). For the three months ended September 30, 2021 our income tax provision increased $10.9 million to a provision of $7.5 million compared to a benefit of $3.4 million for the three months ended June 30, 2021 due to taxable income of our TRSs in the third quarter of 2021 compared to a loss in the second quarter of 2021.

Net Income Attributable to Non-controlling Interests

During the three months ended September 30, 2021, net income attributable to non-controlling interests increased $1.8 million to $11.9 million, compared to $10.1 million during the three months ended June 30, 2021. The increase was primarily due to non-controlling interests in increased earnings of a consolidated CMBS joint venture in which we hold a 51% interest.
Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020
Commercial and Residential Lending Segment

Revenues

For the nine months ended September 30, 2021, revenues of our Commercial and Residential Lending Segment increased $18.7 million to $572.1 million, compared to $553.4 million for the nine months ended September 30, 2020. This increase was primarily due to increases in interest income from loans of $23.3 million and rental income from foreclosed properties of $1.3 million, partially offset by a decrease in interest income from investment securities of $5.7 million. The increase in interest income from loans reflects a $29.7 million increase from commercial loans reflecting higher average balances partially offset by lower prepayment related income and average LIBOR rates (partly mitigated by the LIBOR floors on most of our commercial loans) and a $6.4 million decrease from residential loans principally due to lower average balances reflecting the timing of purchases and securitizations. The decrease in interest income from investment securities was primarily due to lower commercial and residential average investment balances, reflecting net repayments and liquidations, and lower average LIBOR rates affecting certain commercial investments.

Costs and Expenses

For the nine months ended September 30, 2021, costs and expenses of our Commercial and Residential Lending Segment decreased $56.5 million to $166.4 million, compared to $222.9 million for the nine months ended September 30, 2020. This decrease was primarily due to a $65.3 million decrease in credit loss provision, partially offset by a $10.5 million increase in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio. The credit loss provision decreased from a provision of $52.3 million in the nine months of 2020 to a $13.0 million reversal in the nine months of 2021. The large provision in the nine months of 2020 was due to the significant deterioration in macroeconomic forecasts due to the initial disruption caused by the COVID-19 pandemic and its effect on our then estimate of CECL. The credit loss reversal in the nine months of 2021 was primarily due to an improvement in macroeconomic forecasts. The increase in interest expense was primarily due to higher average borrowings outstanding, partially offset by lower average LIBOR rates.

Net Interest Income (amounts in thousands)

	For the Nine Months Ended September 30,
	2021	2020	Change
Interest income from loans	$515,776	$492,489	$23,287
Interest income from investment securities	51,618	57,358	(5,740)
Interest expense	(144,717)	(134,243)	(10,474)
Net interest income	$422,677	$415,604	$7,073

For the nine months ended September 30, 2021, net interest income of our Commercial and Residential Lending Segment increased $7.1 million to $422.7 million, compared to $415.6 million for the nine months ended September 30, 2020. This increase reflects the net increase in interest income, partially offset by the increase in interest expense on our secured financing facilities, both as discussed in the sections above.

During the nine months ended September 30, 2021 and 2020, the weighted average unlevered yields on the Commercial and Residential Lending Segment’s loans and investment securities, excluding retained RMBS, were as follows:

	For the Nine Months Ended September 30,
	2021	2020
Commercial	5.8%	6.5%
Residential	5.0%	5.7%
Overall	5.8%	6.5%

The overall weighted average unlevered yield was lower primarily due to lower prepayment related income and LIBOR rates affecting our commercial yields as well as lower average interest rates on our newer loans.

During the nine months ended September 30, 2021 and 2020, the Commercial and Residential Lending Segment’s weighted average secured borrowing rates, inclusive of interest rate hedging costs and the amortization of deferred financing fees, were 2.5% and 2.9%, respectively. The decrease in borrowing rates primarily reflects decreases in LIBOR.

Other Income

For the nine months ended September 30, 2021, other income of our Commercial and Residential Lending Segment increased $2.9 million to $42.7 million, compared to $39.8 million for the nine months ended September 30, 2020. This increase primarily reflects (i) a $68.7 favorable change in gain (loss) on derivatives and (ii) a $17.7 million gain on sale of a foreclosed property in the first quarter of 2021, partially offset by (iii) a $33.9 million increase in foreign currency loss, (iv) a $32.8 million lesser increase in fair value of residential loans, (v) an $11.3 million greater decrease in fair value of investment securities and (vi) $4.6 million of transfer taxes related to the foreclosure of a residential conversion project. The favorable change in gain (loss) on derivatives in the nine months of 2021 reflects a $41.8 million favorable change in gain (loss) on interest rate swaps and a $26.9 million higher gain on foreign currency hedges. The foreign currency hedges are used to fix the U.S. dollar amounts of cash flows (both interest and principal payments) we expect to receive from our foreign currency denominated loans and investments. The increases in foreign currency loss and foreign currency hedge gains reflect the strengthening of the U.S. dollar against the GBP, EUR and AUD in the nine months of 2021 compared to a strengthening of the U.S. dollar against the GBP, partially offset by a weakening against the EUR and AUD, in the nine months of 2020. The interest rate swaps are used primarily to fix our interest rate payments on certain variable rate borrowings which fund fixed rate investments and to hedge our interest rate risk on residential loans held-for-sale.

Infrastructure Lending Segment

Revenues

For the nine months ended September 30, 2021, revenues of our Infrastructure Lending Segment increased $1.7 million to $63.4 million, compared to $61.7 million for the nine months ended September 30, 2020. This was primarily due to an increase in interest income from loans of $2.2 million principally due to higher average balances outstanding, partially offset by lower average LIBOR rates.

Costs and Expenses

For the nine months ended September 30, 2021, costs and expenses of our Infrastructure Lending Segment decreased $9.1 million to $39.3 million, compared to $48.4 million for the nine months ended September 30, 2020. The decrease was primarily due to (i) a $3.8 million decrease in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio, (ii) a $2.4 million decrease in credit loss provision and (iii) a $2.0 million decrease in general and administrative expenses. The credit loss provision in the first nine months of 2020 was magnified by the significant deterioration of macroeconomic forecasts due to the initial economic disruption caused by the COVID-19 pandemic. The decrease in interest expense was primarily due to lower average LIBOR rates.

Net Interest Income (amounts in thousands)

	For the Nine Months Ended September 30,
	2021	2020	Change
Interest income from loans	$61,545	$59,374	$2,171
Interest income from investment securities	1,659	2,019	(360)
Interest expense	(27,916)	(31,709)	3,793
Net interest income	$35,288	$29,684	$5,604

For the nine months ended September 30, 2021, net interest income of our Infrastructure Lending Segment increased $5.6 million to $35.3 million, compared to $29.7 million for the nine months ended September 30, 2020. The increase reflects the increase in interest income from loans and the decrease in interest expense on the secured financing facilities, both as discussed in the sections above.

During the nine months ended September 30, 2021 and 2020, the weighted average unlevered yields on the Infrastructure Lending Segment’s investments were as follows:

	For the Nine Months Ended September 30,
	2021	2020
Loans and investment securities held-for-investment	4.9%	5.3%
Loans held-for-sale	2.8%	3.7%

During the nine months ended September 30, 2021 and 2020, the Infrastructure Lending Segment’s weighted average secured borrowing rates, inclusive of the amortization of deferred financing fees, were 2.8% and 3.5%, respectively.

Other Loss

For the nine months ended September 30, 2021 and 2020, other loss of our Infrastructure Lending Segment decreased $1.9 million to $0.5 million, compared to $2.4 million for the nine months ended September 30, 2020. The decrease in other loss primarily reflects a $2.2 million favorable change in gain (loss) on interest rate and other derivatives.

Property Segment

Change in Results by Portfolio (amounts in thousands)

	$ Change from prior period
	Revenues	Costs and expenses	Gain (loss) on derivative financial instruments	Other income (loss)	Income (loss) before income taxes
Master Lease Portfolio	$(11)	$(125)	$—	$—	$114
Medical Office Portfolio	799	(3,037)	38,846	—	42,682
Woodstar I Portfolio	2,848	255	338	1,702	4,633
Woodstar II Portfolio	2,023	4,535	—	(141)	(2,653)
Other/Corporate	(14)	(553)	—	280	819
Total	$5,645	$1,075	$39,184	$1,841	$45,595

Revenues

For the nine months ended September 30, 2021, revenues of our Property Segment increased $5.6 million to $197.3 million, compared to $191.7 million for the nine months ended September 30, 2020, primarily reflecting increased rental rates in the Woodstar Portfolios.

Costs and Expenses

For the nine months ended September 30, 2021, costs and expenses of our Property Segment increased $1.0 million to $183.6 million, compared to $182.6 million for the nine months ended September 30, 2020.

Other Income (Loss)

For the nine months ended September 30, 2021, other income (loss) of our Property Segment improved $41.0 million to income of $3.9 million, compared to a loss of $37.1 million for the nine months ended September 30, 2020. The improvement in other income (loss) was primarily due to a $39.2 million favorable change in gain (loss) on derivatives which primarily hedge our interest rate risk on borrowings secured by our Medical Office Portfolio.

Investing and Servicing Segment

Revenues

For the nine months ended September 30, 2021, revenues of our Investing and Servicing Segment increased $16.8 million to $154.5 million, compared to $137.7 million for the nine months ended September 30, 2020. The increase in revenues was primarily due to a $15.5 million increase in servicing fees reflecting an increased volume of COVID-19 related loan resolutions.

Costs and Expenses

For the nine months ended September 30, 2021, costs and expenses of our Investing and Servicing Segment increased $7.4 million to $106.4 million, compared to $99.0 million for the nine months ended September 30, 2020. The increase in costs and expenses was primarily due to an increase of $10.7 million in general and administrative expenses reflecting increased incentive compensation principally due to higher securitization volume, partially offset by a $1.9 million decrease in interest expense on borrowings related to CMBS, conduit loans and properties held.

Other Income

For the nine months ended September 30, 2021, other income of our Investing and Servicing Segment increased $47.8 million to $59.7 million, compared to $11.9 million for the nine months ended September 30, 2020. The increase in other income was primarily due to (i) a $33.5 million lesser decrease in fair value of CMBS investments, (ii) a $30.4 million favorable change in gain (loss) on derivatives which primarily hedge our interest rate risk on conduit loans and CMBS investments and (iii) a $21.2 million greater increase in fair value of conduit loans, partially offset by (iv) a $30.3 million decrease in earnings of unconsolidated entities and (v) an $8.8 million lesser increase in fair value of servicing rights. The fair value of our CMBS investments was adversely affected in the nine months of 2020 by widening credit spreads resulting from market disruption and dislocation caused by the initial impacts of COVID-19. The decrease in earnings of unconsolidated entities reflects the nonrecurrence of realized and unrealized gains totaling $27.9 million resulting from the sale in April 2020 of a portion of our unconsolidated equity interest in a servicing and advisory business.

Corporate and Other Items

Corporate Costs and Expenses

For the nine months ended September 30, 2021, corporate expenses increased $14.7 million to $194.7 million, compared to $180.0 million for the nine months ended September 30, 2020. This increase was primarily due to increases of $6.3 million in interest expense on higher average outstanding term loan and unsecured senior note balances, $6.2 million in incentive management fees and amortization of manager equity plan awards and $2.1 million in general and administrative expenses.

Corporate Other Income (Loss)

For the nine months ended September 30, 2021, corporate other income decreased $40.8 million to a loss of $6.4 million, compared to income of $34.4 million for the nine months ended September 30, 2020. This decrease was primarily due to a $40.3 million unfavorable change in gain (loss) on interest rate swaps which hedge a portion of our unsecured senior notes used to repay variable-rate secured financing.

Securitization VIE Eliminations

Refer to the preceding comparison of the three months ended September 30, 2021 to the three months ended June 30, 2021 for a discussion of the effect of securitization VIE eliminations.

Income Tax Provision

Our consolidated income taxes principally relate to the taxable nature of our loan servicing and loan securitization businesses which are housed in TRSs. For the nine months ended September 30, 2021, our income tax provision decreased $0.4 million to $6.4 million, compared to $6.8 million for the nine months ended September 30, 2020 due to a decrease in overall taxable income of our TRSs in the nine months of 2021.

Net Income Attributable to Non-controlling Interests

During the nine months ended September 30, 2021, net income attributable to non-controlling interests increased $6.4 million to $33.1 million, compared to $26.7 million during the nine months ended September 30, 2020. The increase was primarily due to non-controlling interests in increased earnings of a consolidated CMBS joint venture in which we hold a 51% interest.

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
The following table presents our diluted weighted average shares used in our GAAP EPS calculation reconciled to our diluted weighted average shares used in our Distributable EPS calculation (amounts in thousands):

	For the Three Months Ended		For the Nine Months Ended September 30,
	September 30, 2021	June 30, 2021	2021	2020
Diluted weighted average shares - GAAP EPS	295,448	294,571	294,393	281,868
Add: Unvested stock awards	4,167	4,398	4,274	2,587
Add: Woodstar II Class A Units	9,849	10,383	10,282	10,676
Less: Convertible Notes dilution	(9,649)	(9,649)	(9,649)	—
Diluted weighted average shares - Distributable EPS	299,815	299,703	299,300	295,131
The definition of Distributable Earnings allows management to make adjustments, subject to the approval of a majority of our independent directors, in situations where such adjustments are considered appropriate in order for Distributable Earnings to be calculated in a manner consistent with its definition and objective. No adjustments to the definition of Distributable Earnings became effective during the nine months ended September 30, 2021.
The following table summarizes our quarterly Distributable Earnings per weighted average diluted share for the nine months ended September 30, 2021 and 2020:

	Distributable Earnings For the Three-Month Periods Ended
	March 31,	June 30,	September 30,
2021	$0.50	$0.51	$0.52
2020	0.55	0.43	0.50

The following table presents our summarized results of operations and reconciliation to Distributable Earnings for the three months ended September 30, 2021, by business segment (amounts in thousands, except per share data):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Total
Revenues	$197,045	$22,172	$66,727	$52,441	$—	$338,385
Costs and expenses	(62,457)	(12,207)	(62,431)	(33,704)	(60,703)	(231,502)
Other income (loss)	25,633	300	(334)	15,869	(446)	41,022
Income (loss) before income taxes	160,221	10,265	3,962	34,606	(61,149)	147,905
Income tax (provision) benefit	(5,652)	488	—	(2,337)	—	(7,501)
Income attributable to non-controlling interests	(3)	—	(4,691)	(7,108)	—	(11,802)
Net income (loss) attributable to Starwood Property Trust, Inc.	154,566	10,753	(729)	25,161	(61,149)	128,602
Add / (Deduct):
Non-controlling interests attributable to Woodstar II Class A Units	—	—	4,691	—	—	4,691
Non-cash equity compensation expense	1,787	423	54	1,108	6,080	9,452
Management incentive fee	—	—	—	—	953	953
Acquisition and investment pursuit costs	(98)	—	(89)	—	—	(187)
Depreciation and amortization	252	91	17,950	3,884	—	22,177
Credit loss provision (reversal), net	19	(582)	—	—	—	(563)
Interest income adjustment for securities	(171)	—	—	3,748	—	3,577
Extinguishment of debt, net	—	—	—	—	(246)	(246)
Other non-cash items	3	—	(282)	173	(2)	(108)
Reversal of GAAP unrealized (gains) / losses on:
Loans	(22,464)	—	—	(9,263)	—	(31,727)
Securities	8,682	—	—	(2,870)	—	5,812
Derivatives	(40,473)	(150)	(1,495)	(4,660)	2,406	(44,372)
Foreign currency	26,820	168	16	(1)	—	27,003
(Earnings) loss from unconsolidated entities	(1,666)	(399)	—	(153)	—	(2,218)
Sales of properties	—	—	—	—	—	—
Recognition of Distributable realized gains / (losses) on:
Loans	19,010	—	—	9,141	—	28,151
Securities	(11,093)	—	—	3,642	—	(7,451)
Derivatives	6,129	—	(35)	4,183	—	10,277
Foreign currency	(1,171)	(13)	(16)	1	—	(1,199)
Earnings (loss) from unconsolidated entities	1,806	399	—	261	—	2,466
Sales of properties	—	—	—	—	—	—
Distributable Earnings (Loss)	$141,938	$10,690	$20,065	$34,355	$(51,958)	$155,090
Distributable Earnings (Loss) per Weighted Average Diluted Share	$0.47	$0.04	$0.07	$0.11	$(0.17)	$0.52

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
Three Months Ended September 30, 2021 Compared to the Three Months Ended June 30, 2021

Commercial and Residential Lending Segment

The Commercial and Residential Lending Segment’s Distributable Earnings increased by $15.0 million, from $126.9 million during the second quarter of 2021 to $141.9 million in the third quarter of 2021. After making adjustments for the calculation of Distributable Earnings, revenues were $196.9 million, costs and expenses were $60.5 million, other income was $11.2 million and income tax provision was $5.7 million.

Revenues, consisting principally of interest income on loans, increased by $13.2 million in the third quarter of 2021, primarily due to an increase in interest income from loans of $13.8 million, slightly offset by a decrease in interest income from investment securities of $0.5 million. The increase in interest income from loans was principally due to (i) higher prepayment related income on commercial loans and (ii) higher average balances of both commercial and residential loans, reflecting for residential loans the timing of purchases and securitizations. The decrease in interest income from investment securities was primarily due to lower average RMBS investment balances reflecting net repayments and liquidations.

Costs and expenses increased by $2.4 million in the third quarter of 2021, primarily due to a $3.7 million increase in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio, partially offset by a $1.2 million decrease in general and administrative expenses.

Other income increased by $17.9 million in the third quarter of 2021, primarily due to (i) a $14.5 million decrease in recognized losses on RMBS investments, (ii) a $4.7 million increase in residential loan sale and securitization gains, including an unfavorable change in realized gains (losses) on related interest rate derivatives, (iii) the nonrecurrence of $4.6 million of transfer taxes related to the foreclosure of a residential conversion project in the second quarter of 2021 and (iv) a $3.1 million favorable change in realized gains (losses) on interest rate and foreign currency derivatives, net of related foreign currency gains (losses), associated with commercial loan activity, all partially offset by (v) the nonrecurrence of $7.5 million of gains on sales of RMBS in the second quarter of 2021.

Income taxes, which principally relate to the taxable nature of this segment’s residential loan securitization activities which are housed in TRSs, increased $13.7 million from a benefit of $8.0 million to a provision of $5.7 million primarily due to taxable income of those TRSs in the third quarter of 2021 compared to losses in the second quarter of 2021.

Infrastructure Lending Segment

The Infrastructure Lending Segment’s Distributable Earnings increased by $3.1 million, from $7.6 million during the second quarter of 2021 to $10.7 million in the third quarter of 2021. After making adjustments for the calculation of Distributable Earnings, revenues were $22.2 million, costs and expenses were $12.3 million and other income was $0.3 million.

Revenues, consisting principally of interest income on loans, increased by $0.4 million in the third quarter of 2021, primarily due to an increase in interest income from loans reflecting higher prepayment related income.

Costs and expenses decreased by $0.8 million in the third quarter of 2021, primarily due to a $0.3 million decrease in interest expense on the secured debt facilities used to finance this segment’s investments.

Other income (loss) improved by $1.4 million in the third quarter of 2021 primarily due to a $0.9 million lower loss on extinguishment of debt.

Property Segment

Distributable Earnings by Portfolio (amounts in thousands)

	For the Three Months Ended
	September 30, 2021	June 30, 2021	Change
Master Lease Portfolio	$4,307	$4,306	$1
Medical Office Portfolio	4,902	4,968	(66)
Woodstar I Portfolio	6,449	5,846	603
Woodstar II Portfolio	5,156	5,262	(106)
Other/Corporate	(749)	(798)	49
Distributable Earnings	$20,065	$19,584	$481

The Property Segment’s Distributable Earnings increased by $0.5 million, from $19.6 million during the second quarter of 2021 to $20.1 million in the third quarter of 2021. After making adjustments for the calculation of Distributable Earnings, revenues were $66.5 million, costs and expenses were $44.6 million and other loss was $1.8 million.

Revenues increased by $1.2 million in the third quarter of 2021.

Costs and expenses increased by $0.7 million in the second quarter of 2021.

Other loss was relatively unchanged in the third quarter of 2021.

Investing and Servicing Segment

The Investing and Servicing Segment’s Distributable Earnings decreased by $13.8 million, from $48.2 million during the second quarter of 2021 to $34.4 million in the third quarter of 2021. After making adjustments for the calculation of

Distributable Earnings, revenues were $56.5 million, costs and expenses were $28.8 million, other income was $15.6 million, income tax provision was $2.3 million and the deduction of income attributable to non-controlling interests was $6.6 million.

Revenues decreased by $5.0 million in the third quarter of 2021, primarily due to (i) the nonrecurrence of a $2.3 million origination fee on a loan that we co-originated in the second quarter of 2021 for the purpose of contributing into a single-asset single-borrower CMBS transaction, (ii) a $0.9 million decrease in servicing fees, (iii) a $0.8 million decrease in rental income primarily due to the sale of a property in the second quarter of 2021 and (iv) a $0.6 million decrease in interest income from CMBS and conduit loans. The treatment of CMBS interest income on a GAAP basis is complicated by our application of the ASC 810 consolidation rules. In an attempt to treat these securities similar to the trust’s other investment securities, we compute distributable interest income pursuant to an effective yield methodology. In doing so, we segregate the portfolio into various categories based on the components of the bonds’ cash flows and the volatility related to each of these components. We then accrete interest income on an effective yield basis using the components of cash flows that are reliably estimable. Other minor adjustments are made to reflect management’s expectations for other components of the projected cash flow stream. The decrease in interest income reflects decreases of $0.4 million from CMBS and $0.2 million from conduit loans held-for-sale.

Costs and expenses decreased by $6.6 million in the third quarter of 2021, primarily due to a decrease in general and administrative expenses reflecting decreased incentive compensation, principally due to lower securitization volume.

Other income includes profit realized upon securitization of loans by our conduit business, gains on sales of CMBS and operating properties, gains and losses on derivatives that were either effectively terminated or novated, and earnings from unconsolidated entities. These items are typically offset by a decrease in the fair value of our domestic servicing rights intangible which reflects the expected amortization of this deteriorating asset, net of increases in fair value due to the attainment of new servicing contracts. Derivatives include instruments which hedge interest rate risk and credit risk on our conduit loans and CMBS investments. For GAAP purposes, the loans, CMBS and derivatives are accounted for at fair value, with all changes in fair value (realized or unrealized) recognized in earnings. The adjustments to Distributable Earnings outlined above are also applied to the GAAP earnings of our unconsolidated entities. Other income decreased by $14.6 million in the third quarter of 2021 primarily due to a decrease in realized gains on conduit loans of $21.5 million, partially offset by a $5.0 million favorable change in realized gains (losses) on related interest rate derivatives.

Income taxes, which principally relate to the taxable nature of this segment’s loan servicing and loan securitization businesses which are housed in TRSs, decreased $2.3 million due to lower taxable income of those TRSs in the third quarter of 2021.

Income attributable to non-controlling interests increased $3.1 million in the third quarter of 2021, primarily due to non-controlling interests in increased distributable earnings of a consolidated CMBS joint venture in which we hold a 51% interest.

Corporate

Corporate loss increased by $2.9 million, from $49.1 million during the second quarter of 2021 to $52.0 million in the third quarter of 2021, primarily due to a $2.5 million increase in interest expense mainly due to our issuance of the 2026 Senior Notes during the third quarter of 2021.

The following table presents our summarized results of operations and reconciliation to Distributable Earnings for the nine months ended September 30, 2021, by business segment (amounts in thousands, except per share data):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Total
Revenues	$572,066	$63,432	$197,325	$154,492	$—	$987,315
Costs and expenses	(166,414)	(39,341)	(183,643)	(106,414)	(194,726)	(690,538)
Other income (loss)	42,743	(535)	3,877	59,733	(6,362)	99,456
Income (loss) before income taxes	448,395	23,556	17,559	107,811	(201,088)	396,233
Income tax benefit (provision)	886	338	—	(7,602)	—	(6,378)
Income attributable to non-controlling interests	(10)	—	(14,682)	(18,873)	—	(33,565)
Net income (loss) attributable to Starwood Property Trust, Inc.	449,271	23,894	2,877	81,336	(201,088)	356,290
Add / (Deduct):
Non-controlling interests attributable to Woodstar II Class A Units	—	—	14,682	—	—	14,682
Non-cash equity compensation expense	5,427	1,163	142	3,179	19,448	29,359
Management incentive fee	—	—	—	—	19,107	19,107
Acquisition and investment pursuit costs	(458)	—	(266)	(58)	—	(782)
Depreciation and amortization	750	272	54,080	11,299	—	66,401
Credit loss (reversal) provision, net	(12,957)	594	—	—	—	(12,363)
Interest income adjustment for securities	(2,332)	—	—	11,405	—	9,073
Extinguishment of debt, net	—	—	—	—	(739)	(739)
Income tax (provision) benefit associated with realized (gains) losses	(6,495)	—	—	405	—	(6,090)
Other non-cash items	12	—	(881)	585	413	129
Reversal of GAAP unrealized (gains) / losses on:
Loans	(24,079)	—	—	(44,037)	—	(68,116)
Securities	20,134	—	—	2,545	—	22,679
Derivatives	(64,050)	(1,068)	(9,342)	(9,452)	13,251	(70,661)
Foreign currency	35,699	279	16	63	—	36,057
(Earnings) loss from unconsolidated entities	(5,415)	(75)	—	(235)	—	(5,725)
Sales of properties	(17,693)	—	—	(9,723)	—	(27,416)
Recognition of Distributable realized gains / (losses) on:
Loans	44,625	—	—	44,436	—	89,061
Realized credit loss	(7,757)	—	—	—	—	(7,757)
Securities	(32,042)	—	—	2,639	—	(29,403)
Derivatives	5,533	—	(104)	5,060	—	10,489
Foreign currency	10,131	(54)	(16)	(63)	—	9,998
Earnings (loss) from unconsolidated entities	9,468	75	—	2,001	—	11,544
Sales of properties	8,298	—	—	4,975	—	13,273
Distributable Earnings (Loss)	$416,070	$25,080	$61,188	$106,360	$(149,608)	$459,090
Distributable Earnings (Loss) per Weighted Average Diluted Share	$1.39	$0.08	$0.20	$0.36	$(0.50)	$1.53

The following table presents our summarized results of operations and reconciliation to Distributable Earnings for the nine months ended September 30, 2020, by business segment (amounts in thousands, except per share data):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Total
Revenues	$553,351	$61,737	$191,680	$137,655	$—	$944,423
Costs and expenses	(222,862)	(48,453)	(182,568)	(98,955)	(180,032)	(732,870)
Other (loss) income	39,808	(2,453)	(37,148)	11,875	34,397	46,479
Income (loss) before income taxes	370,297	10,831	(28,036)	50,575	(145,635)	258,032
Income tax (provision) benefit	(15,535)	3	—	8,716	—	(6,816)
Income attributable to non-controlling interests	(10)	—	(15,294)	(11,191)	—	(26,495)
Net income (loss) attributable to Starwood Property Trust, Inc.	354,752	10,834	(43,330)	48,100	(145,635)	224,721
Add / (Deduct):
Non-controlling interests attributable to Woodstar II Class A Units	—	—	15,294	—	—	15,294
Non-cash equity compensation expense	3,563	821	185	3,725	14,147	22,441
Management incentive fee	—	—	—	—	15,799	15,799
Acquisition and investment pursuit costs	401	—	(266)	(72)	—	63
Depreciation and amortization	1,095	208	57,808	10,669	—	69,780
Credit loss provision, net	51,252	2,991	—	—	—	54,243
Interest income adjustment for securities	238	—	—	9,856	—	10,094
Extinguishment of debt, net	—	—	—	—	(739)	(739)
Income tax provision (benefit) associated with fair value adjustments	1,612	—	—	(955)	—	657
Other non-cash items	10	—	(1,689)	703	470	(506)
Reversal of GAAP unrealized (gains) / losses on:
Loans	(56,895)	—	—	(22,805)	—	(79,700)
Securities	8,814	—	—	36,026	—	44,840
Derivatives	8,816	1,260	32,593	21,986	(23,509)	41,146
Foreign currency	1,757	53	53	(2)	—	1,861
(Earnings) loss from unconsolidated entities	(3,975)	1,198	—	(30,504)	—	(33,281)
Recognition of Distributable realized gains / (losses) on:
Loans	45,742	(62)	—	22,759	—	68,439
Securities	—	—	—	(8,711)	—	(8,711)
Derivatives	(3,853)	118	(439)	(13,438)	—	(17,612)
Foreign currency	(5,441)	(147)	(53)	2	—	(5,639)
Earnings (loss) from unconsolidated entities	2,772	(813)	—	17,502	—	19,461
Sales of properties	—	—	—	(5,789)	—	(5,789)
Distributable Earnings (Loss)	$410,660	$16,461	$60,156	$89,052	$(139,467)	$436,862
Distributable Earnings (Loss) per Weighted Average Diluted Share	$1.39	$0.06	$0.20	$0.30	$(0.47)	$1.48
Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020

Commercial and Residential Lending Segment

The Commercial and Residential Lending Segment’s Distributable Earnings increased by $5.4 million, from $410.7 million during the nine months of 2020 to $416.1 million in the nine months of 2021. After making adjustments for the calculation of Distributable Earnings, revenues were $569.7 million, costs and expenses were $181.4 million, other income was $33.4 million and income tax provision was $5.6 million.

Revenues, consisting principally of interest income on loans, increased by $16.1 million in the nine months of 2021, primarily due to increases in interest income from loans of $23.3 million and rental income from foreclosed properties of $1.3 million, partially offset by a decrease in interest income from investment securities of $8.3 million. The increase in interest income from loans reflects a $29.7 million increase from commercial loans reflecting higher average balances partially offset by lower prepayment related income and average LIBOR rates (partly mitigated by the LIBOR floors on most of our commercial loans) and a $6.4 million decrease from residential loans principally due to lower average balances reflecting the timing of purchases and securitizations. The decrease in interest income from investment securities was primarily due to lower commercial and residential average investment balances, reflecting net repayments and liquidations, and lower average LIBOR rates affecting certain commercial investments.

Costs and expenses increased by $14.8 million in the nine months of 2021, primarily due to (i) a $10.5 million increase in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio and (ii) a $7.8 million write-off of an unsecured commercial loan. The increase in interest expense was primarily due to higher average borrowings outstanding, partially offset by lower average LIBOR rates.

Other income decreased by $4.2 million in the nine months of 2021, primarily due to (i) recognized losses of $39.5 million on RMBS investments primarily due to higher than projected prepayment rates on the underlying residential loans, (ii) $4.6 million of transfer taxes relating to the foreclosure of a residential conversion project, both partially offset by (iii) a $20.8 million favorable change in realized gains (losses) on derivatives and foreign currency transactions, (iv) an $8.3 million gain on sale of a foreclosed property, (v) gains of $7.5 million on sales of RMBS and (vi) a $6.7 million increase in earnings from unconsolidated entities primarily reflecting equity in higher distributable earnings of a residential mortgage originator.

Income taxes, which principally relate to the taxable nature of this segment’s residential loan securitization activities which are housed in TRSs, decreased $8.3 million primarily due to lower taxable income of those TRSs in the nine months of 2021 compared to the nine months of 2020. During 2020, we recorded a GAAP net tax provision related to unrealized fair value increases in our residential loans. Because the net fair value increases were unrealized in 2020, they along with their corresponding income tax provision were previously adjusted in our reconciliation to Distributable Earnings. Upon recognition of the realized gains in the first quarter of 2021 for Distributable Earnings purposes, the corresponding income tax provision was likewise recognized.

Infrastructure Lending Segment

The Infrastructure Lending Segment’s Distributable Earnings increased by $8.6 million, from $16.5 million during the nine months of 2020 to $25.1 million in the nine months of 2021. After making adjustments for the calculation of Distributable Earnings, revenues were $63.4 million, costs and expenses were $37.3 million and other loss was $1.4 million.

Revenues, consisting principally of interest income on loans, increased by $1.7 million in the nine months of 2021, primarily due to an increase in interest income from loans of $2.2 million principally due to higher average balances outstanding, partially offset by lower average LIBOR rates.

Costs and expenses decreased by $7.1 million in the nine months of 2021, primarily due to (i) a $3.8 million decrease in interest expense on the secured debt facilities used to finance this segment’s investment portfolio principally due to lower average LIBOR rates and (ii) a $2.4 million decrease in general and administrative expenses reflecting lower compensation costs and professional fees.

Other loss increased by $0.5 million in the nine months of 2021, primarily due to an increased loss on extinguishment of debt resulting from the write-off of deferred financing fees relating to partial debt prepayments from CLO and other loan refinancings.

Property Segment

Distributable Earnings by Portfolio (amounts in thousands)

	For the Nine Months Ended September 30,
	2021	2020	Change
Master Lease Portfolio	$12,925	$12,811	$114
Medical Office Portfolio	15,382	14,526	856
Woodstar I Portfolio	18,633	17,129	1,504
Woodstar II Portfolio	16,518	18,736	(2,218)
Other/Corporate	(2,270)	(3,046)	776
Distributable Earnings	$61,188	$60,156	$1,032

The Property Segment’s Distributable Earnings increased by $1.0 million, from $60.2 million during the nine months of 2020 to $61.2 million in the nine months of 2021. After making adjustments for the calculation of Distributable Earnings, revenues were $196.6 million, costs and expenses were $129.9 million and other loss was $5.5 million.

Revenues increased by $6.1 million in the nine months of 2021, primarily reflecting increased rental rates in the Woodstar Portfolios.

Costs and expenses increased by $4.2 million in the nine months of 2021, primarily due to a $2.5 million increase in repairs and maintenance.

Other loss increased by $0.9 million in the nine months of 2021 primarily due to a $2.8 million increase in realized losses on certain interest rate derivatives, partially offset by a $2.0 million decreased loss on extinguishment of debt.

Investing and Servicing Segment

The Investing and Servicing Segment’s Distributable Earnings increased by $17.3 million from $89.1 million during the nine months of 2020 to $106.4 million in the nine months of 2021. After making adjustments for the calculation of Distributable Earnings, revenues were $166.8 million, costs and expenses were $92.3 million, other income was $52.9 million, income tax provision was $7.2 million and the deduction of income attributable to non-controlling interests was $13.8 million.

Revenues increased by $18.3 million in the nine months of 2021, primarily due to (i) a $15.5 million increase in servicing fees reflecting an increased volume of COVID-19 related loan resolutions and (ii) a $2.3 million origination fee on a loan that we co-originated for the purpose of contributing into a single-asset single-borrower CMBS transaction.

Costs and expenses increased by $7.4 million in the nine months of 2021, primarily due to an increase of $10.7 million in general and administrative expenses reflecting increased incentive compensation principally due to higher securitization volume, partially offset by a $1.9 million decrease in interest expense on borrowings related to CMBS, conduit loans and properties held.

Other income increased by $20.7 million in the nine months of 2021, primarily due to (i) a $21.7 million increase in realized gains on conduit loans, (ii) a $17.8 million favorable change in realized gains (losses) on related interest rate derivatives and (iii) a $5.6 million decrease in recognized losses on CMBS, all partially offset by (iv) a $15.5 million decrease in distributable earnings of unconsolidated entities, mostly representing nonrecurring gains in the nine months of 2020, and (v) an $8.8 million lesser increase in fair value of servicing rights.

Income taxes, which principally relate to the taxable nature of this segment’s loan servicing and loan securitization businesses which are housed in TRSs, increased $15.0 million from a benefit of $7.8 million to a provision of $7.2 million due to taxable income of those TRSs in the nine months of 2021 compared to losses in the nine months of 2020.

Income attributable to non-controlling interests decreased $0.7 million primarily relating to lower distributable earnings of a consolidated CMBS joint venture in which we hold a 51% interest.

Corporate

Corporate loss increased by $10.1 million, from $139.5 million during the nine months of 2020 to $149.6 million in the nine months of 2021, primarily due to (i) a $6.4 million increase in interest expense on higher average outstanding term loan and unsecured senior note balances and (ii) a $3.5 million decrease in realized gains on interest rate swaps which hedge a portion of our unsecured senior notes used to repay variable-rate secured financing.

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
COVID-19 Pandemic
We are continuing to monitor the COVID-19 pandemic, including its variants and resurgences, along with the resulting impact on us, the borrowers underlying our commercial and residential real estate-related loans and infrastructure loans (and their tenants), the tenants in the properties we own, our financing sources, and the economy as a whole. Because the ultimate severity, magnitude and duration of the COVID-19 pandemic and its economic consequences are uncertain, rapidly changing and difficult to predict, the pandemic’s impact on our operations and liquidity remains uncertain and difficult to predict. Further discussion of the potential impacts on us from the COVID-19 pandemic is provided in the section entitled “Risk Factors” in Part I, Item 1A of our Form 10-K.

Sources of Liquidity
Our primary sources of liquidity are as follows:
Cash Flows for the Nine Months Ended September 30, 2021 (amounts in thousands)

	GAAP	VIE Adjustments	Excluding Investing and Servicing VIEs
Net cash used in operating activities	$(461,753)	$(409,435)	$(871,188)
Cash Flows from Investing Activities:
Origination, purchase and funding of loans held-for-investment	(5,635,707)	(23,874)	(5,659,581)
Proceeds from principal collections and sale of loans	3,441,113	—	3,441,113
Purchase and funding of investment securities	—	(175,158)	(175,158)
Proceeds from sales and collections of investment securities	77,855	153,183	231,038
Proceeds from sales of real estate	60,969	—	60,969
Purchases and additions to properties and other assets	(17,259)	—	(17,259)
Net cash flows from other investments and assets	55,598	308	55,906
Net cash used in investing activities	(2,017,431)	(45,541)	(2,062,972)
Cash Flows from Financing Activities:
Proceeds from borrowings	11,654,848	—	11,654,848
Principal repayments on and repurchases of borrowings	(8,566,856)	(343)	(8,567,199)
Payment of deferred financing costs	(46,196)	—	(46,196)
Proceeds from common stock issuances, net of offering costs	670	—	670
Payment of dividends	(414,977)	—	(414,977)
Contributions from non-controlling interests	5,590	—	5,590
Distributions to non-controlling interests	(35,235)	231	(35,004)
Issuance of debt of consolidated VIEs	69,399	(69,399)	—
Repayment of debt of consolidated VIEs	(608,435)	608,435	—
Distributions of cash from consolidated VIEs	83,785	(83,785)	—
Net cash provided by financing activities	2,142,593	455,139	2,597,732
Net decrease in cash, cash equivalents and restricted cash	(336,591)	163	(336,428)
Cash, cash equivalents and restricted cash, beginning of period	722,162	(772)	721,390
Effect of exchange rate changes on cash	(1,783)	—	(1,783)
Cash, cash equivalents and restricted cash, end of period	$383,788	$(609)	$383,179
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
Cash and cash equivalents decreased by $336.4 million during the nine months ended September 30, 2021, reflecting net cash used in investing activities of $2.1 billion, and operating activities of $871.2 million, partially offset by net cash provided by financing activities of $2.6 billion.
Net cash used in operating activities of $871.2 million during the nine months ended September 30, 2021 related primarily to $1.1 billion in originations and purchases of loans held-for-sale, net of sales and principal collections, cash interest expense of $276.8 million, general and administrative expenses of $83.2 million, management fees of $74.8 million and a net change in operating assets and liabilities of $55.2 million. Offsetting these cash outflows was cash interest income of $432.4 million from our loans and $115.5 million from our investment securities. Net rental income provided cash of $142.6 million and servicing fees provided cash of $44.3 million.
Net cash used in investing activities of $2.1 billion for the nine months ended September 30, 2021 related primarily to the origination and acquisition of loans held-for-investment of $5.7 billion and the purchase and funding of investment securities of $175.2 million, partially offset by proceeds received from principal collections and sales of loans of $3.4 billion and investment securities of $231.0 million and sales of operating properties for $61.0 million.
Net cash provided by financing activities of $2.6 billion for the nine months ended September 30, 2021 related primarily to borrowings on our debt, net of repayments and deferred loan costs, of $3.0 billion, partially offset by dividend distributions of $415.0 million.
Our Investment Portfolio
The following is a review of our investment portfolio by segment.
Commercial and Residential Lending Segment
The following table sets forth the amount of each category of investments we owned across various property types within our Commercial and Residential Lending Segment as of September 30, 2021 and December 31, 2020 (dollars in thousands):

	Face Amount	Carrying Value		Asset Specific Financing	Net Investment	Unlevered Return on Asset
September 30, 2021
First mortgages (1)	$11,042,430	$10,984,155		$7,622,692	$3,361,463	5.6%
Subordinated mortgages (2)	82,916	81,159		—	81,159	9.9%
Mezzanine loans (1)	474,105	477,227		—	477,227	11.1%
Residential loans, fair value option	91,280	91,499		46,130	45,369	6.1%
Other loans	19,450	17,689		—	17,689	13.3%
Loans held-for-sale, fair value option, residential	1,758,342	1,813,458		1,394,585	418,873	4.2%
RMBS, available-for-sale	229,843	148,583		102,868	45,715	11.3%
RMBS, fair value option	119,472	215,152	(3)	37,672	177,480	10.6%
CMBS, fair value option	102,900	98,197	(3)	49,798	48,399	5.5%
HTM debt securities (4)	454,283	456,882		113,143	343,739	6.6%
Credit loss allowance	—	(51,829)		—	(51,829)
Equity security	12,313	12,067		—	12,067
Investment in unconsolidated entities	N/A	45,129		—	45,129
Properties, net	N/A	124,691		49,328	75,363
	$14,387,334	$14,514,059		$9,416,216	$5,097,843

December 31, 2020
First mortgages (1)	$8,977,365	$8,930,764		$5,892,684	$3,038,080	6.4%
Subordinated mortgages (2)	72,257	71,185		—	71,185	8.7%
Mezzanine loans (1)	619,352	620,319		—	620,319	11.5%
Residential loans, fair value option	86,796	90,684		58,885	31,799	5.8%
Other loans	33,626	30,284		—	30,284	9.8%
Loans held-for-sale, fair value option, residential	820,807	841,963		573,584	268,379	5.9%
RMBS, available-for-sale	252,738	167,349		110,724	56,625	11.0%
RMBS, fair value option	142,288	235,997	(3)	30,267	205,730	6.3%
CMBS, fair value option	102,900	96,885	(3)	25,313	71,572	5.6%
HTM debt securities (4)	505,247	505,673		84,233	421,440	6.8%
Credit loss allowance	—	(72,360)		—	(72,360)
Equity security	12,497	11,247		—	11,247
Investment in unconsolidated entities	N/A	54,407		—	54,407
Properties, net	N/A	103,896		48,863	55,033
	$11,625,873	$11,688,293		$6,824,553	$4,863,740
__________________________________________
(1)First mortgages include first mortgage loans and any contiguous mezzanine loan components because as a whole, the expected credit quality of these loans is more similar to that of a first mortgage loan. The application of this methodology resulted in mezzanine loans with carrying values of $1.2 billion and $877.3 million being classified as first mortgages as of September 30, 2021 and December 31, 2020, respectively.

(2)Subordinated mortgages include B-Notes and junior participation in first mortgages where we do not own the senior A-Note or senior participation. If we own both the A-Note and B-Note, we categorize the loan as a first mortgage loan.
(3)Eliminated in consolidation against VIE liabilities pursuant to ASC 810.
(4)CMBS held-to-maturity (“HTM”) and mandatorily redeemable preferred equity interests in commercial real estate entities.
As of September 30, 2021 and December 31, 2020, our Commercial and Residential Lending Segment’s investment portfolio, excluding residential loans, RMBS, properties and other investments, had the following characteristics based on carrying values:

Collateral Property Type	September 30, 2021	December 31, 2020
Office	29.6%	35.2%
Multifamily	23.3%	16.1%
Hotel	19.7%	21.6%
Mixed Use	13.1%	8.2%
Residential	3.0%	6.7%
Industrial	3.7%	3.0%
Retail	2.5%	2.8%
Other	5.1%	6.4%
	100.0%	100.0%

Geographic Location	September 30, 2021	December 31, 2020
U.S. Regions:
North East	18.9%	22.7%
West	16.8%	19.0%
South West	12.4%	11.1%
South East	10.5%	7.3%
Mid Atlantic	10.7%	9.5%
Midwest	4.4%	4.4%
International:
United Kingdom	18.3%	17.5%
Other Europe	3.4%	4.7%
Bahamas/Bermuda	2.5%	2.7%
Australia	2.1%	1.1%
	100.0%	100.0%

Infrastructure Lending Segment
The following table sets forth the amount of each category of investments we owned within our Infrastructure Lending Segment as of September 30, 2021 and December 31, 2020 (dollars in thousands):

	Face Amount	Carrying Value	Asset Specific Financing	Net Investment	Unlevered Return on Asset
September 30, 2021
First priority infrastructure loans and HTM securities	$1,766,259	$1,734,303	$1,239,412	$494,891	4.9%
Loans held-for-sale, infrastructure	84,457	84,253	70,891	13,362	2.8%
Credit loss allowance	N/A	(12,133)	—	(12,133)
Investment in unconsolidated entities	N/A	25,170	—	25,170
	$1,850,716	$1,831,593	$1,310,303	$521,290

December 31, 2020
First priority infrastructure loans and HTM securities	$1,488,614	$1,458,880	$1,140,608	$318,272	5.2%
Loans held-for-sale, infrastructure	120,900	120,540	100,155	20,385	3.5%
Credit loss allowance	N/A	(10,759)	—	(10,759)
Investment in unconsolidated entities	N/A	25,095	—	25,095
	$1,609,514	$1,593,756	$1,240,763	$352,993
As of September 30, 2021 and December 31, 2020, our Infrastructure Lending Segment’s investment portfolio had the following characteristics based on carrying values:

Collateral Type	September 30, 2021	December 31, 2020
Natural gas power	62.5%	65.8%
Midstream/downstream oil & gas	25.3%	21.9%
Renewable power	6.5%	9.0%
Other thermal power	5.7%	3.3%
	100.0%	100.0%

Geographic Location	September 30, 2021	December 31, 2020
U.S. Regions:
North East	42.2%	43.1%
Midwest	22.5%	20.8%
South West	13.2%	15.3%
South East	9.4%	9.6%
West	5.7%	4.3%
Mid-Atlantic	1.5%	3.2%
Other	2.5%	—%
International:
Mexico	2.3%	2.7%
Other	0.7%	1.0%
	100.0%	100.0%

Property Segment
The following table sets forth the amount of each category of investments held within our Property Segment as of September 30, 2021 and December 31, 2020 (amounts in thousands):

	September 30, 2021	December 31, 2020
Properties, net	$1,928,853	$1,969,414
Lease intangibles, net	34,399	38,511
	$1,963,252	$2,007,925
The following table sets forth our net investment and other information regarding the Property Segment’s properties and lease intangibles as of September 30, 2021 (dollars in thousands):

	Carrying Value	Asset Specific Financing	Net Investment	Occupancy Rate	Weighted Average Remaining Lease Term
Office—Medical Office Portfolio	$762,071	$593,852	$168,219	93.9%	5.4 years
Multifamily residential—Woodstar I Portfolio	640,886	573,368	67,518	98.1%	0.5 years
Multifamily residential—Woodstar II Portfolio	611,819	512,870	98,949	97.8%	0.5 years
Retail—Master Lease Portfolio	343,790	192,963	150,827	100.0%	20.6 years
Subtotal—undepreciated carrying value	2,358,566	1,873,053	485,513
Accumulated depreciation and amortization	(395,313)	—	(395,313)
Net carrying value	$1,963,253	$1,873,053	$90,200
As of September 30, 2021 and December 31, 2020, our Property Segment’s investment portfolio had the following geographic characteristics based on carrying values:

Geographic Location	September 30, 2021	December 31, 2020
South East	62.2%	62.1%
South West	10.3%	10.3%
Midwest	10.0%	10.1%
North East	9.6%	9.6%
West	7.9%	7.9%
	100.0%	100.0%

Investing and Servicing Segment
The following table sets forth the amount of each category of investments we owned within our Investing and Servicing Segment as of September 30, 2021 and December 31, 2020 (amounts in thousands):

	Face Amount	Carrying Value		Asset Specific Financing		Net Investment
September 30, 2021
CMBS, fair value option	$2,678,039	$1,128,921	(1)	$394,886	(2)	$734,035
Intangible assets - servicing rights	N/A	55,374	(3)	—		55,374
Lease intangibles, net	N/A	12,362		—		12,362
Loans held-for-sale, fair value option, commercial	278,736	285,808		191,947		93,861
Loans held-for-investment	781	781		—		781
Investment in unconsolidated entities	N/A	38,239	(4)	—		38,239
Properties, net	N/A	175,318		176,722		(1,404)
	$2,957,556	$1,696,803		$763,555		$933,248
December 31, 2020
CMBS, fair value option	$2,652,459	$1,112,145	(1)	$360,221	(2)	$751,924
Intangible assets - servicing rights	N/A	54,578	(3)	—		54,578
Lease intangibles, net	N/A	15,548		—		15,548
Loans held-for-sale, fair value option, commercial	90,789	90,332		53,040		37,292
Loans held-for-investment	1,008	1,008		—		1,008
Investment in unconsolidated entities	N/A	44,664	(4)	—		44,664
Properties, net	N/A	197,843		192,839		5,004
	$2,744,256	$1,516,118		$606,100		$910,018
______________________________________________
(1)Includes $1.11 billion and $1.09 billion of CMBS eliminated in consolidation against VIE liabilities pursuant to ASC 810 as of September 30, 2021 and December 31, 2020. Also includes $179.8 million and $179.5 million of non-controlling interests in the consolidated entities which hold certain of these CMBS as of September 30, 2021 and December 31, 2020, respectively.
(2)Includes $35.8 million and $41.3 million of non-controlling interests in the consolidated entities which hold certain debt balances as of September 30, 2021 and December 31, 2020, respectively.
(3)Includes $39.4 million and $41.4 million of servicing rights intangibles eliminated in consolidation against VIE assets pursuant to ASC 810 as of September 30, 2021 and December 31, 2020, respectively.
(4)Includes $14.5 million and $16.1 million of investment in unconsolidated entities eliminated in consolidation against VIE assets pursuant to ASC 810 as of September 30, 2021 and December 31, 2020, respectively.

Our REIS Equity Portfolio, as described in Note 6 to the Condensed Consolidated Financial Statements, had the following characteristics based on carrying values of $172.8 million and $198.2 million as of September 30, 2021 and December 31, 2020, respectively:

Property Type	September 30, 2021	December 31, 2020
Office	45.1%	50.6%
Retail	33.1%	29.9%
Mixed Use	7.9%	6.9%
Self-storage	7.0%	6.2%
Multifamily	4.8%	4.2%
Hotel	2.1%	2.2%
	100.0%	100.0%

Geographic Location	September 30, 2021	December 31, 2020
North East	28.1%	24.8%
South West	17.4%	25.1%
South East	16.6%	15.4%
West	16.2%	14.8%
Mid Atlantic	12.7%	11.5%
Midwest	9.0%	8.4%
	100.0%	100.0%

New Credit Facilities and Amendments
Refer to Note 9 of our Condensed Consolidated Financial Statements for a detailed discussion of new credit facilities and amendments to existing credit facilities executed since December 31, 2020.
Secured Borrowings
The following table is a summary of our secured borrowings as of September 30, 2021 (dollars in thousands):

	Current Maturity		Extended Maturity (a)		Weighted Average Pricing	Pledged Asset Carrying Value		Maximum Facility Size		Outstanding Balance		Approved but Undrawn Capacity (b)	Unallocated Financing Amount (c)
Repurchase Agreements:
Commercial Loans	Mar 2022 to Jul 2026	(d)	Jun 2025 to Mar 2029	(d)	(e)	$7,750,853		$9,980,380	(f)	$5,294,281		$213,935	$4,472,164
Residential Loans	Jun 2022 to Oct 2023		N/A		LIBOR + 2.01%	1,755,161		2,550,000		1,440,018		28,719	1,081,263
Infrastructure Loans	Sep 2024		Sep 2026		LIBOR + 2.00%	467,921		650,000		368,442		—	281,558
Conduit Loans	Feb 2022 to Jun 2024		Feb 2023 to Jun 2025		LIBOR + 1.99%	259,155		350,000		192,829		—	157,171
CMBS/RMBS	Dec 2021 to May 2031	(g)	Sep 2022 to Nov 2031	(g)	(h)	1,193,808		835,850		709,340	(i)	—	126,510
Total Repurchase Agreements						11,426,898		14,366,230		8,004,910		242,654	6,118,666
Other Secured Financing:
Borrowing Base Facility	Apr 2022		Apr 2024		LIBOR + 2.25%	73,502		650,000	(j)	2,000		53,125	594,875
Commercial Financing Facility	Mar 2022		Mar 2029		GBP LIBOR + 1.75%	177,424		142,872		142,872		—	—
Residential Financing Facility	Sep 2022		Sep 2025		3.50%	149,604		250,000		2,018		103,229	144,753
Infrastructure Financing Facilities	Jul 2022 to Oct 2022		Oct 2024 to Jul 2027		LIBOR + 2.03%	688,488		1,250,000		544,582		—	705,418
Property Mortgages - Fixed rate	Nov 2024 to Aug 2052	(k)	N/A		4.03%	1,254,141		1,154,763		1,154,763		—	—
Property Mortgages - Variable rate	Nov 2021 to Jul 2030		N/A		(l)	898,634		969,790		945,311		—	24,479
Term Loan and Revolver	(m)		N/A		(m)	N/A	(m)	940,750		790,750		150,000	—
STWD 2019-FL1 CLO	Jul 2038		N/A		LIBOR + 1.34%	1,103,259		936,375		936,375		—	—
STWD 2021-FL2 CLO	Apr 2038		N/A		LIBOR + 1.50%	1,279,245		1,077,375		1,077,375		—	—
STWD 2021-SIF1 CLO	Apr 2032		N/A		LIBOR + 1.81%	510,592		410,000		410,000		—	—
STWD 2021-HTS SASB	Apr 2034		N/A		LIBOR + 2.22%	230,562		210,091		210,091		—	—
Total Other Secured Financing						6,365,451		7,992,016		6,216,137		306,354	1,469,525
						$17,792,349		$22,358,246		$14,221,047		$549,008	$7,588,191
Unamortized net discount										(14,603)
Unamortized deferred financing costs										(90,162)
										$14,116,282
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
(e)Certain facilities with an outstanding balance of $1.9 billion as of September 30, 2021 are indexed to GBP LIBOR, EURIBOR, BBSY and SONIA. The remainder have a weighted average rate of LIBOR + 1.94%.
(f)Certain facilities with an aggregate initial maximum facility size of $9.1 billion may be increased to $10.0 billion, subject to certain conditions. The $10.0 billion amount includes such upsizes.
(g)Certain facilities with an outstanding balance of $292.8 million as of September 30, 2021 carry a rolling 11-month or 12-month term which may reset monthly or quarterly with the lender's consent. These facilities carry no maximum facility size.
(h)A facility with an outstanding balance of $243.0 million as of September 30, 2021 has a weighted average fixed annual interest rate of 3.21%. All other facilities are variable rate with a weighted average rate of LIBOR + 1.76%.
(i)Includes: (i) $243.0 million outstanding on a repurchase facility that is not subject to margin calls; and (ii) $35.8 million outstanding on one of our repurchase facilities that represents the 49% pro rata share owed by a non-controlling partner in a consolidated joint venture (see Note 14 to the Condensed Consolidated Financial Statements).
(j)The initial maximum facility size of $300.0 million may be increased to $650.0 million, subject to certain conditions.

(k)The weighted average maturity is 6.0 years as of September 30, 2021.
(l)Includes a $600.0 million first mortgage and mezzanine loan secured by our Medical Office Portfolio. This debt has a weighted average interest rate of LIBOR + 2.07% that we swapped to a fixed rate of 3.34%. The remainder have a weighted average rate of LIBOR + 2.61%.
(m)Consists of: (i) a $790.8 million term loan facility that matures in July 2026, of which $392.0 million (the "Initial Borrowings") has an annual interest rate of LIBOR + 2.50% and $398.8 million (the "Incremental Borrowings") has an annual interest rate of LIBOR + 3.25%, subject to a 0.75% LIBOR floor, and (ii) a $150.0 million revolving credit facility that matures in April 2026 with an annual interest rate of SOFR + 2.50%. These facilities are secured by the equity interests in certain of our subsidiaries which totaled $4.7 billion as of September 30, 2021.
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

Quarter Ended	Quarter-End Balance	Weighted-Average Balance During Quarter	Variance	Explanations for Significant Variances
December 31, 2020	11,169,964	10,945,199	224,765	(a)
March 31, 2021	11,913,568	11,274,970	638,598	(b)
June 30, 2021	12,436,034	12,403,163	32,871	(c)
September 30, 2021	14,221,047	13,099,170	1,121,877	(d)
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
(d)Variance primarily due to draws: (i) on approved undrawn capacity in our commercial loan portfolio in order to early redeem a portion of our 2021 Senior Notes on September 15, 2021; (ii) on commercial loan facilities due to loan closings which occurred during the last month of the quarter; and (iii) on residential loan facilities to fund loan purchases which occurred during the last month of the quarter.

Borrowings under Unsecured Senior Notes
During the three months ended September 30, 2021 and 2020, the weighted average effective borrowing rate on our unsecured senior notes was 5.0% and 4.9%, respectively. During the nine months ended September 30, 2021 and 2020, the weighted average effective borrowing rate on our unsecured senior notes was 5.2% and 5.0%, respectively. The effective borrowing rate includes the effects of underwriter purchase discount and, during the 2020 period, the adjustment for the conversion option on the Convertible Notes, the initial value of which reduced the balance of the notes.
Refer to Note 10 of the Condensed Consolidated Financial Statements for further disclosure regarding the terms of our unsecured senior notes.

Scheduled Principal Repayments on Investments and Overhang on Financing Facilities
The following scheduled and/or projected principal repayments on our investments were based on amounts outstanding and extended contractual maturities of those investments as of September 30, 2021. The projected and/or required repayments of financing were based on the earlier of (i) the extended contractual maturity of each credit facility or (ii) the extended contractual maturity of each of the investments that have been pledged as collateral under the respective credit facility (amounts in thousands):

	Scheduled Principal Repayments on Loans and HTM Securities	Scheduled/Projected Principal Repayments on RMBS and CMBS	Projected/Required Repayments of Financing	Scheduled Principal Inflows Net of Financing Outflows
Fourth Quarter 2021	$710,058	$7,920	$(593,437)	$124,541
First Quarter 2022	421,401	6,677	(268,503)	159,575
Second Quarter 2022	242,599	10,628	(345,472)	(92,245)	(1)
Third Quarter 2022	218,028	13,000	(1,332,689)	(1,101,661)	(2)
Total	$1,592,086	$38,225	$(2,540,101)	$(909,790)
__________________________________________________
(1)Shortfall primarily relates to: (i) $290.9 million of repayments under a Residential Loans repurchase facility that we intend to extend with the lender's consent, the current balance of which will be repaid with securitization proceeds.
(2)Shortfall primarily relates to: (i) $981.7 million of repayments under a Residential Loans repurchase facility that carries a one-year term which we can extend every three months, the current balance of which will be repaid with securitization proceeds; and (ii) $264.1 million of repayments under a securities facility which carries a rolling 12-month term that we have historically extended, and intend to continue to extend with lender’s consent.
In the normal course of business, the Company is in discussions with its lenders to extend, amend or replace any financing facilities which contain near term expirations.
Issuances of Equity Securities
We may raise funds through capital market transactions by issuing capital stock. There can be no assurance, however, that we will be able to access the capital markets at any particular time or on any particular terms. We have authorized 100,000,000 shares of preferred stock and 500,000,000 shares of common stock. At September 30, 2021, we had 100,000,000 shares of preferred stock available for issuance and 211,376,601 shares of common stock available for issuance.
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

The Company’s board of directors declared the following dividends during the nine months ended September 30, 2021:

Declare Date	Record Date	Payment Date	Amount	Frequency
9/15/2021	9/30/2021	10/15/2021	$0.48	Quarterly
6/14/2021	6/30/2021	7/15/2021	0.48	Quarterly
3/11/2021	3/31/2021	4/15/2021	0.48	Quarterly
Contractual Obligations and Commitments
Our material contractual obligations and commitments as of September 30, 2021 are as follows (amounts in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Secured financings (a)	$11,587,206	$1,653,932	$1,525,361	$5,830,378	$2,577,535
CLOs and SASB (b)	2,633,841	125,998	993,829	1,494,263	19,751
Unsecured senior notes	1,750,000	300,000	550,000	900,000	—
Future loan commitments:
Commercial Lending (c)	1,352,772	1,000,526	342,434	9,812	—
Residential Lending (d)	877,689	877,689	—	—	—
Infrastructure Lending (e)	150,432	144,484	5,948	—	—
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

(b)Represents the fully extended maturity of the underlying collateral.

(c)Excludes $234.1 million of loan funding commitments in which management projects the Company will not be obligated to fund in the future due to repayments made by the borrower earlier than, or in excess of, expectations.

(d)Represents outstanding residential loan purchase commitments.

(e)Represents contractual commitments of $118.3 million under revolvers and letters of credit and $32.1 million under delayed draw term loans.
The table above does not include interest payable, amounts due under our management agreement, amounts due under our derivative agreements or amounts due under guarantees as those contracts do not have fixed and determinable payments.
Our secured financings, CLOs and SASB consist primarily of matched-term funding for our loans and investment securities and long-term mortgages on our owned properties. Repayments of such facilities are generally made from proceeds from maturities, prepayments or sales of such investments and operating cash flows from owned properties. In the normal course of business, we are in discussions with our lenders to extend, amend or replace any financing facilities which contain near term expirations.
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
Significant judgment is required when estimating future credit losses; therefore, actual results over time could be materially different. As of September 30, 2021, we held $13.8 billion of loans and HTM securities measured at amortized cost with expected future funding commitments of $1.4 billion. During the nine months ended September 30, 2021, we recognized a $12.4 million credit loss reversal and the related credit loss allowance was $69.1 million as of September 30, 2021. During the nine months ended September 30, 2020 and the year ended December 31, 2020, we recognized credit loss provisions of $55.3 million and $43.2 million, respectively, and the related credit loss allowance was $89.2 million as of December 31, 2020.
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
Significant judgment is required when estimating expected cash flows used in determining the credit loss allowance for AFS debt securities; therefore, actual results over time could be materially different. As of September 30, 2021, we held $148.6 million of AFS debt securities. We did not recognize any provision for credit losses with respect to our AFS debt securities during the nine months ended September 30, 2021 or during the year ended December 31, 2020. There was no related credit loss allowance as of September 30, 2021 and December 31, 2020.
Valuation of Financial Assets and Liabilities Carried at Fair Value
We measure our VIE assets and liabilities, mortgage-backed securities, derivative assets and liabilities, domestic servicing rights intangible asset and any assets or liabilities where we have elected the fair value option at fair value. When actively quoted observable prices are not available, we either use implied pricing from similar assets and liabilities or valuation models based on net present values of estimated future cash flows, adjusted as appropriate for liquidity, credit, market and/or other risk factors. See Note 19 to the Condensed Consolidated Financial Statements for details regarding the various methods and inputs we use in measuring the fair value of our financial assets and liabilities. As of September 30, 2021, we had $64.8 billion and $60.9 billion of financial assets and liabilities, respectively, that are measured at fair value, including $62.3 billion of VIE assets and $60.9 billion of VIE liabilities we consolidate pursuant to ASC 810.
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
Goodwill Impairment
Our goodwill at September 30, 2021 of $259.8 million represents the excess of consideration transferred over the fair value of net assets acquired in connection with the acquisitions of LNR in April 2013 and the Infrastructure Lending Segment in September 2018 and October 2018. In testing goodwill for impairment, we follow ASC 350, Intangibles—Goodwill and Other, which permits a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying value including goodwill. If the qualitative assessment determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying value including goodwill, then no impairment is determined to exist for the reporting unit. However, if the qualitative assessment determines that it is more likely than not that the fair value of the reporting unit is less than its carrying value including goodwill, or we choose not to perform the qualitative assessment, then we compare the fair value of that reporting unit with its carrying value, including goodwill, in a quantitative assessment. If the carrying value of a reporting unit exceeds its fair value, goodwill is considered impaired with the impairment loss measured as the excess of the reporting unit’s carrying value (inclusive of goodwill) over its fair value.
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
We seek to further manage credit risk associated with our Investing and Servicing Segment loans held-for-sale through the purchase of credit index instruments. The following table presents our credit index instruments as of September 30, 2021 and December 31, 2020 (dollars in thousands):

	Face Value of Loans Held-for-Sale	Aggregate Notional Value of Credit Index Instruments	Number of Credit Index Instruments
September 30, 2021	$39,300	$49,000	3
December 31, 2020	$90,789	$69,000	4
Interest Rate Risk
Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. We are subject to interest rate risk in connection with our investments and the related financing obligations. In general, we seek to match the interest rate characteristics of our investments with the interest rate characteristics of any related financing obligations such as repurchase agreements, bank credit facilities, term loans, revolving facilities and securitizations. In instances where the interest rate characteristics of an investment and the related financing obligation are not matched, we mitigate such interest rate risk through the utilization of interest rate derivatives of the same duration. The following table presents financial instruments where we have utilized interest rate derivatives to hedge interest rate risk and the related interest rate derivatives as of September 30, 2021 and December 31, 2020 (dollars in thousands):

	Face Value of Hedged Instruments	Aggregate Notional Value of Credit Index Instruments	Number of Credit Index Instruments
Instrument hedged as of September 30, 2021
Loans held-for-sale	$1,797,642	$1,660,200	38
RMBS, available-for-sale	229,843	85,000	2
CMBS, fair value option	126,864	71,000	2
HTM debt securities	14,937	14,937	1
Secured financing agreements	995,657	1,663,233	23
Unsecured senior notes	500,000	470,000	1
	$3,664,943	$3,964,370	67
Instrument hedged as of December 31, 2020
Loans held-for-sale	$911,596	$557,000	25
RMBS, available-for-sale	252,738	421,000	4
CMBS, fair value option	125,985	71,000	2
HTM debt securities	16,554	16,554	1
Secured financing agreements	1,008,909	1,633,357	24
Unsecured senior notes	500,000	470,000	1
	$2,815,782	$3,168,911	57
The following table summarizes the estimated annual change in net investment income for our variable rate investments and our variable rate debt assuming increases or decreases in LIBOR or other applicable index rates and adjusted for the effects of our interest rate hedging activities (amounts in thousands, except per share data):

Income (Expense) Subject to Interest Rate Sensitivity	Variable rate investments and indebtedness (1)	1.0% Increase	0.5% Increase	0.5% Decrease	1.0% Decrease
Investment income from variable rate investments	$13,244,542	$75,698	$32,159	$(3,482)	$(3,609)
Interest expense from variable rate debt, net of interest rate derivatives	(9,646,375)	(97,853)	(46,840)	1,991	(3,599)
Net investment income from variable rate instruments	$3,598,167	$(22,155)	$(14,681)	$(1,491)	$(7,208)
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
Consistent with our strategy of hedging foreign currency exposure on certain investments, we typically enter into a series of forwards to fix the U.S. dollar amount of foreign currency denominated cash flows (interest income and principal payments) we expect to receive from our foreign currency denominated investments. Accordingly, the notional values and expiration dates of our foreign currency hedges approximate the amounts and timing of future payments we expect to receive on the related investments.

The following table represents our current currency hedge exposure as it relates to our investments denominated in foreign currencies, along with the aggregate notional amount of the hedges in place (amounts in thousands except for number of contracts) using the September 30, 2021 GBP closing rate of 1.3472, EUR closing rate of 1.15848 and AUD closing rate of 0.7226.

Carrying Value of Net Investment	Local Currency	Number of Foreign Exchange Contracts	Aggregate Notional Value of Hedges Applied	Expiration Range of Contracts
$19,401	GBP	5	$25,942	October 2021 - December 2023
36,733	GBP	4	41,571	July 2022 - July 2023
14,508	GBP	14	23,329	October 2021 - February 2025
25,055	EUR	13	24,967	October 2021 - October 2022
20,519	EUR	9	30,892	November 2021 - November 2023
102,888	GBP	21	103,711	October 2021 - August 2022
52,422	GBP	15	62,804	November 2021 - May 2024
28,248	GBP	10	36,496	October 2021 - January 2024
3,124	GBP	1	3,583	October 2021
28,222	EUR	24	27,389	November 2021 - August 2022
18,115	GBP	11	24,431	November 2021 - May 2024
115,376	GBP	35	153,977	October 2021 - January 2024
5,232	EUR	4	6,480	November 2021 - July 2022
353	GBP	12	26,933	November 2021 - July 2022
117,048	GBP	9	155,375	November 2021 - November 2023
5,914	AUD	2	4,092	August 2022 - August 2023
17,731	EUR	16	20,266	November 2021 - June 2023
32,333	EUR	13	61,782	November 2021 - November 2022
36,386	EUR	18	43,321	December 2021 - November 2025
11,825	EUR	3	14,346	November 2021 - November 2023
61,311	GBP	4	63,016	November 2021
27,381	AUD	26	33,856	October 2021 - October 2024
148,635	AUD	23	149,786	November 2021 - June 2022
24,091	EUR	16	24,108	June 2022 - April 2023
12,067	GBP	3	12,714	December 2021 - April 2022
—	EUR	32	102,704	October 2021 - March 2023
$964,918		343	$1,277,871

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
Changes in Internal Control Over Financial Reporting. No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
There were no unregistered sales of securities during the three months ended September 30, 2021.
Issuer Purchases of Equity Securities
There were no purchases of common stock during the three months ended September 30, 2021.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
None.

Item 6.    Exhibits.
(a)Index to Exhibits
INDEX TO EXHIBITS

Exhibit No.	Description

4.1
Indenture, dated as of July 14, 2021, between Starwood Property Trust, Inc. and The Bank of New York Mellon, as trustee (including the form of Starwood Property Trust, Inc.’s 3.625% Senior Notes due 2026) (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed July 14, 2021).

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

STARWOOD PROPERTY TRUST, INC.

Date: November 9, 2021	By:	/s/ BARRY S. STERNLICHT
Barry S. Sternlicht Chief Executive Officer Principal Executive Officer

Date: November 9, 2021	By:	/s/ RINA PANIRY
Rina Paniry Chief Financial Officer, Treasurer, Chief Accounting Officer and Principal Financial Officer