Form 10-K
period 2021-12-31
STARWOOD PROPERTY TRUST, INC.
filed 2022-02-25
CIK 1465128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Emerging growth company ☐
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2021, the aggregate market value of the voting stock held by non-affiliates was $7,164,419,530 based on the reported last sale price of our common stock on June 30, 2021. Shares of our common stock held by affiliates, which includes officers and directors of the registrant, have been excluded from this calculation. This calculation does not reflect a determination that persons are affiliates for any other purposes.
The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of February 18, 2022 was 304,827,055.
DOCUMENTS INCORPORATED BY REFERENCE
Documents Incorporated By Reference: The information required by Part III of this Form 10-K, to the extent not set forth herein or by amendment, is incorporated by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or prior to May 2, 2022.

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
These forward-looking statements are based largely on our current beliefs, assumptions and expectations of our future performance taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or within our control, and which could materially affect actual results, performance or achievements. Factors that may cause actual results to vary from our forward-looking statements include, but are not limited to:
•the severity and duration of the pandemic of the novel strain of coronavirus (“COVID-19”), actions that may be taken by governmental authorities, businesses and others to contain the COVID-19 pandemic, including variants and resurgences, or to treat its impact and the adverse impacts that the COVID-19 pandemic has had, and will likely continue to have, on the global economy, on the borrowers underlying our real estate-related assets and infrastructure loans and tenants of our owned properties, including their ability to make payments on their loans or to pay rent, as the case may be, and on our operations and financial performance;
•defaults by borrowers in paying debt service on outstanding indebtedness;
•impairment in the value of real estate property securing our loans or in which we invest;
•availability of mortgage origination and acquisition opportunities acceptable to us;
•potential mismatches in the timing of asset repayments and the maturity of the associated financing agreements;
•our ability to achieve the benefits that we anticipate from the prior acquisition of the project finance origination, underwriting and capital markets business of GE Capital Global Holdings, LLC;
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

PART I
Item 1. Business.
The following description of our business should be read in conjunction with the information included elsewhere in this Form 10‑K for the year ended December 31, 2021. This discussion contains forward‑looking statements that involve risks and uncertainties. Actual results could differ significantly from the results discussed in the forward‑looking statements due to the factors set forth in “Risk Factors” and elsewhere in this Form 10‑K. References in this Form 10‑K to “we,” “our,” “us,” or the “Company” refer to Starwood Property Trust, Inc. and its subsidiaries.
General
Starwood Property Trust, Inc. (“STWD” and, together with its subsidiaries, “we” or the “Company”) is a Maryland corporation that commenced operations in August 2009, upon the completion of our initial public offering (“IPO”). We are focused primarily on originating, acquiring, financing and managing mortgage loans and other real estate investments in the United States (“U.S.”), Europe and Australia. As market conditions change over time, we may adjust our strategy to take advantage of changes in interest rates and credit spreads as well as economic and credit conditions.

We have four reportable business segments as of December 31, 2021 and we refer to the investments within these segments as our target assets:
•Real estate commercial and residential lending (the “Commercial and Residential Lending Segment”)—engages primarily in originating, acquiring, financing and managing commercial first mortgages, non-agency residential mortgages (“residential loans”), subordinated mortgages, mezzanine loans, preferred equity, commercial mortgage-backed securities (“CMBS”), residential mortgage-backed securities (“RMBS”) and other real estate and real estate-related debt investments in the U.S., Europe and Australia (including distressed or non-performing loans). Our residential loans are secured by a first mortgage lien on residential property and primarily consist of non-agency residential loans that are not guaranteed by any U.S. Government agency or federally chartered corporation.

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
We are organized as a holding company and conduct our business primarily through our various wholly-owned subsidiaries. We are externally managed and advised by SPT Management, LLC (our “Manager”) pursuant to the terms of a management agreement. Our Manager is controlled by Barry Sternlicht, our Chairman and Chief Executive Officer. Our Manager is an affiliate of Starwood Capital Group Global, L.P. ("Starwood Capital Group"), a privately-held private equity firm founded by Mr. Sternlicht.
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

Investment Strategy
We seek to attain attractive risk-adjusted returns for our investors over the long term by sourcing and managing a diversified portfolio of target assets, financed in a manner that is designed to deliver attractive returns across a variety of market conditions and economic cycles. Our investment strategy focuses on a few fundamental themes:
•origination and acquisition of real estate debt assets with an implied basis sufficiently low to weather declines in asset values;
•acquisition of equity interests in commercial real estate properties that generate stable current returns, increase the duration of our investment portfolio and provide potential for capital appreciation;
•focus on real estate markets and asset classes with strong supply and demand fundamentals and/or barriers to entry;
•structuring and financing each transaction in a manner that reflects the risk of the underlying asset’s cash flow stream and credit risk profile, and efficiently managing and maintaining the transaction’s interest rate and currency exposures at levels consistent with management’s risk objectives;
•seeking situations where our size, scale, speed and sophistication allow us to position ourselves as a “one-stop” lending solution for real estate owner/operators;
•utilizing the skills, expertise, and contacts developed by our Manager over the past 30 years as one of the premier global real estate investment managers to (i) correctly anticipate trends and identify attractive risk-adjusted investment opportunities in U.S., European and Australian real estate markets; and (ii) expand and diversify our presence in various asset classes, including:
•origination and acquisition of residential loans, including non-agency residential loans sometimes referred to as “non-qualified mortgages” or “non-QMs”; and
•origination and acquisition of corporate and asset-backed loans;
•utilizing the skills, expertise and infrastructure we acquired through our 2013 acquisition of LNR Property LLC (“LNR”), a market leading diversified real estate investment management and loan servicing company comprising our Investing and Servicing Segment, to expand and diversify our presence in various segments of real estate, including:
•origination of small and medium sized loan transactions ($5 million to $50 million) for both investment and securitization/gain-on-sale;
•investment in CMBS;
•investment in commercial real estate;
•special servicing of commercial real estate loans in commercial real estate securitization transactions; and

•utilizing the skills and expertise we acquired through our 2018 acquisition of the Infrastructure Lending Segment from GE Capital Global Holdings, LLC (“GE Capital”) to expand our originations and acquisitions of infrastructure debt investments.

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

Investment Guidelines
Our board of directors has adopted the following investment guidelines:
•our investments will be in our target assets unless otherwise approved by our board of directors;
•no investment shall be made that would cause us to fail to qualify as a REIT for federal income tax purposes;
•no investment shall be made that would cause us or any of our subsidiaries to be required to be registered as an investment company under the 1940 Act;
•not more than 25% of our equity will be invested in any individual asset without the consent of a majority of our independent directors; and
•(a) any investment that is less than $150.0 million will require approval of our Chief Executive Officer; (b) any investment that is equal to or in excess of $150.0 million but less than $250.0 million will require approval of our Manager’s investment committee; (c) any investment that is equal to or in excess of $250.0 million but less than $400.0 million will require approval of each of the investment committee of our board of directors and our Manager’s investment committee; and (d) any investment that is equal to or in excess of $400.0 million will require approval of each of our board of directors and our Manager’s investment committee.

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
Financing Strategy
Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes and our exemption from registering under the 1940 Act, we may finance the acquisition of our target assets, to the extent available to us, through the following methods:
•sources of private and government sponsored financing, including long and short-term repurchase agreements, warehouse and bank credit facilities, and mortgage loans on equity interests in commercial real estate properties;

•loan sales, syndications and/or securitizations; and

•public or private offerings of our equity and/or debt securities.

We may also utilize other sources of financing to the extent available to us.

Our Target Assets
We invest in target assets secured primarily by U.S., European or Australian collateral. We focus primarily on originating or opportunistically acquiring commercial mortgage whole loans, B-Notes, mezzanine loans, preferred equity and mortgage-backed securities (“MBS”). We may invest in performing and non-performing mortgage loans and other real estate-related loans and debt investments. We may acquire target assets through portfolio acquisitions or other types of acquisitions. Our Manager targets desirable markets where it has expertise in the real estate collateral underlying the assets being acquired. Our target assets include the following types of loans and other investments:
•Whole mortgage loans: loans secured by a first mortgage lien on a commercial property that provide mortgage financing to commercial property developers or owners generally having maturity dates ranging from three to ten years;
•B-Notes: typically a privately negotiated loan that is secured by a first mortgage on a single large commercial property or group of related properties and subordinated to an A-Note secured by the same first mortgage on the same property or group;
•Mezzanine loans: loans made to commercial property owners that are secured by pledges of the borrower’s ownership interests in the property and/or the property owner, subordinate to whole mortgage loans secured by first or second mortgage liens on the property and senior to the borrower’s equity in the property;
•Construction or rehabilitation loans: mortgage loans and mezzanine loans to finance the cost of construction or rehabilitation of a commercial property;
•CMBS: securities that are collateralized by commercial mortgage loans, including:
•senior and subordinated investment grade CMBS,
•below investment grade CMBS, and
•unrated CMBS;
•Corporate bank debt: term loans and revolving credit facilities of commercial real estate operating or finance companies, each of which are generally secured by such companies’ assets;
•Equity: equity interests in commercial real estate properties, including commercial properties purchased from CMBS trusts;
•Corporate bonds: debt securities issued by commercial real estate operating or finance companies that may or may not be secured by such companies’ assets, including:
•investment grade corporate bonds,
•below investment grade corporate bonds, and
•unrated corporate bonds;
•Non-Agency RMBS: securities collateralized by residential loans that are not guaranteed by any U.S. Government agency or federally chartered corporation;
•Residential loans: loans secured by a first mortgage lien on residential property;
•Infrastructure loans: senior secured project finance loans and senior secured project finance investment securities secured by power generation facilities and midstream and downstream oil and gas assets; and
•Net leases: commercial properties subject to net leases, which leases typically have longer terms than gross leases, require tenants to pay substantially all of the operating costs associated with the properties and often have contractually specified rent increases throughout their terms.
In addition, we may invest in the following real estate-related investments:
•Agency RMBS: RMBS for which a U.S. government agency or a federally chartered corporation guarantees payments of principal and interest on the securities.

Business Segments
We currently operate our business in four reportable segments: the Commercial and Residential Lending Segment, the Infrastructure Lending Segment, the Property Segment and the Investing and Servicing Segment. Refer to Note 24 to the consolidated financial statements included herein (the “Consolidated Financial Statements”) for our results of operations and financial position by business segment.
Refer to the section entitled “Risk Factors” in Part I, Item 1A of this Form 10-K for a discussion of the potential impacts on us from the COVID-19 pandemic.

Commercial and Residential Lending Segment
The following table sets forth the amount of each category of investments we owned across various property types within our Commercial and Residential Lending Segment as of December 31, 2021 and 2020 (dollars in thousands):

	Face Amount	Carrying Value		Asset Specific Financing	Net Investment	Unlevered Return on Asset
December 31, 2021
First mortgages (1)	$13,057,621	$12,981,196		$9,116,486	$3,864,710	5.3%
Subordinated mortgages (2)	72,371	70,771		—	70,771	11.0%
Mezzanine loans (1)	415,155	417,504		—	417,504	10.9%
Residential loans, fair value option	60,133	59,225		36,934	22,291	6.0%	(5)
Other loans	19,029	17,424		—	17,424	13.3%
Loans held-for-sale, fair value option, residential	2,525,910	2,590,005		1,808,372	781,633	4.2%	(5)
RMBS, available-for-sale	221,806	143,980		97,354	46,626	11.8%
RMBS, fair value option	127,437	250,424	(3)	37,213	213,211	12.6%
CMBS, fair value option	102,900	98,211	(3)	49,798	48,413	5.2%
HTM debt securities (4)	655,557	656,915		113,143	543,772	6.7%
Credit loss allowance	—	(52,302)		—	(52,302)
Equity security	12,366	11,624		—	11,624
Investments in unconsolidated entities	N/A	44,938		—	44,938
Properties, net	N/A	124,503		49,483	75,020
	$17,270,285	$17,414,418		$11,308,783	$6,105,635

December 31, 2020
First mortgages (1)	$8,977,365	$8,930,764		$5,892,684	$3,038,080	6.4%
Subordinated mortgages (2)	72,257	71,185		—	71,185	8.7%
Mezzanine loans (1)	619,352	620,319		—	620,319	11.5%
Residential loans, fair value option	86,796	90,684		58,885	31,799	6.0%	(5)
Other loans	33,626	30,284		—	30,284	9.8%
Loans held-for-sale, fair value option, residential	820,807	841,963		573,584	268,379	6.0%	(5)
RMBS, available-for-sale	252,738	167,349		110,724	56,625	11.0%
RMBS, fair value option	142,288	235,997	(3)	30,267	205,730	6.3%
CMBS, fair value option	102,900	96,885	(3)	25,313	71,572	5.6%
HTM debt securities (4)	505,247	505,673		84,233	421,440	6.8%
Credit loss allowance	—	(72,360)		—	(72,360)
Equity security	12,497	11,247		—	11,247
Investments in unconsolidated entities	N/A	54,407		—	54,407
Properties, net	N/A	103,896		48,863	55,033
	$11,625,873	$11,688,293		$6,824,553	$4,863,740
__________________________________________
(1)First mortgages include first mortgage loans and any contiguous mezzanine loan components because as a whole, the expected credit quality of these loans is more similar to that of a first mortgage loan. The application of this methodology resulted in mezzanine loans with carrying values of $1.4 billion and $877.3 million being classified as first mortgages as of December 31, 2021 and 2020, respectively.

(2)Subordinated mortgages include B-Notes and junior participation in first mortgages where we do not own the senior A-Note or senior participation. If we own both the A-Note and B-Note, we categorize the loan as a first mortgage loan.
(3)Eliminated in consolidation against VIE liabilities pursuant to Accounting Standards Codification ("ASC") 810.
(4)CMBS held-to-maturity (“HTM”) and mandatorily redeemable preferred equity interests in commercial real estate entities.
(5)Represents the weighted average coupon of residential mortgage loans.
As of December 31, 2021 and 2020, our Commercial and Residential Lending Segment’s investment portfolio, excluding residential loans, RMBS, properties and other investments, had the following characteristics based on carrying values:

Collateral Property Type	December 31, 2021	December 31, 2020
Office	29.5%	35.2%
Multifamily	27.3%	16.1%
Hotel	19.0%	21.6%
Mixed Use	11.5%	8.2%
Residential	1.6%	6.7%
Industrial	5.6%	3.0%
Retail	2.1%	2.8%
Other	3.4%	6.4%
	100.0%	100.0%

Geographic Location	December 31, 2021	December 31, 2020
U.S. Regions:
North East	20.0%	22.7%
West	15.1%	19.0%
South West	13.0%	11.1%
South East	12.9%	7.3%
Mid Atlantic	10.8%	9.5%
Midwest	3.4%	4.4%
International:
United Kingdom	15.8%	17.5%
Other Europe	5.1%	4.7%
Bahamas/Bermuda	2.1%	2.7%
Australia	1.8%	1.1%
	100.0%	100.0%

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
As of December 31, 2021, commercial loans held‑for‑investment and HTM securities had a weighted‑average expected maturity of 1.9 years, inclusive of extension options that management believes are probable of exercise.

Infrastructure Lending Segment

The following table sets forth the amount of each category of investments we owned within our Infrastructure Lending Segment as of December 31, 2021 and 2020 (dollars in thousands):

	Face Amount	Carrying Value	Asset Specific Financing	Net Investment	Unlevered Return on Asset
December 31, 2021
First priority infrastructure loans and HTM securities	$2,116,836	$2,082,927	$1,630,866	$452,061	5.1%
Loans held-for-sale, infrastructure	—	—	—	—	—%
Credit loss allowance	—	(23,578)	—	(23,578)
Investments in unconsolidated entities	—	26,255	—	26,255
	$2,116,836	$2,085,604	$1,630,866	$454,738

December 31, 2020
First priority infrastructure loans and HTM securities	$1,488,614	$1,458,880	$1,140,608	$318,272	5.2%
Loans held-for-sale, infrastructure	120,900	120,540	100,155	20,385	3.5%
Credit loss allowance	N/A	(10,759)	—	(10,759)
Investments in unconsolidated entities	N/A	25,095	—	25,095
	$1,609,514	$1,593,756	$1,240,763	$352,993

As of December 31, 2021 and 2020, our Infrastructure Lending Segment’s investment portfolio had the following characteristics based on carrying values:

Collateral Type	December 31, 2021	December 31, 2020
Natural gas power	61.0%	65.8%
Midstream/downstream oil & gas	33.2%	21.9%
Renewable power	1.8%	9.0%
Other thermal power	4.0%	3.3%
	100.0%	100.0%

Geographic Location	December 31, 2021	December 31, 2020
U.S. Regions:
North East	41.5%	43.1%
Midwest	18.9%	20.8%
South West	19.5%	15.3%
South East	8.8%	9.6%
West	4.3%	4.3%
Mid-Atlantic	1.6%	3.2%
Other	2.1%	—%
International:
Mexico	2.0%	2.7%
Other	1.3%	1.0%
	100.0%	100.0%

As of December 31, 2021, the Infrastructure Lending Segment’s first priority infrastructure loans and HTM securities had a weighted‑average contractual maturity of 4.4 years.

Property Segment

The following table sets forth the amount of each category of investments held within our Property Segment as of December 31, 2021 and 2020 (amounts in thousands):

	December 31, 2021	December 31, 2020
Properties, net	$887,553	$1,969,414
Lease intangibles, net	33,151	38,511
Investments of consolidated affordable housing fund (1)	1,040,309	—
	$1,961,013	$2,007,925
__________________________________________
(1)Refer to Notes 2, 7 and 8 to the Consolidated Financial Statements for a discussion of the reclassification of our multifamily residential properties upon establishment of the Woodstar Fund which, as an investment company under GAAP, is required to present its investments at fair value on an unconsolidated basis.

The following table sets forth our net investment and other information regarding the Property Segment’s properties and lease intangibles as of December 31, 2021 (dollars in thousands):

	Carrying Value	Asset Specific Financing	Net Investment	Occupancy Rate	Weighted Average Remaining Lease Term
Office—Medical Office Portfolio	$763,076	$594,352	$168,724	93.6%	5.2 years
Retail—Master Lease Portfolio	343,790	193,044	150,746	100.0%	20.3 years
Subtotal—undepreciated carrying value	1,106,866	787,396	319,470
Accumulated depreciation and amortization	(186,162)	—	(186,162)
Net carrying value	$920,704	$787,396	$133,308

See Note 7 to the Consolidated Financial Statements for a description of the above-referenced Property Segment Portfolios.

As of December 31, 2021 and 2020, our Property Segment’s investment portfolio had the following geographic characteristics based on carrying values:

Geographic Location	December 31, 2021	December 31, 2020
South East	62.3%	62.1%
South West	10.3%	10.3%
Midwest	10.0%	10.1%
North East	9.5%	9.6%
West	7.9%	7.9%
	100.0%	100.0%

Refer to Schedule III included in Item 8 of this Form 10‑K for a detailed listing of the properties held by the Company, including their respective geographic locations.

Investing and Servicing Segment
The following table sets forth the amount of each category of investments we owned within our Investing and Servicing Segment as of December 31, 2021 and 2020 (amounts in thousands):

	Face Amount	Carrying Value		Asset Specific Financing		Net Investment
December 31, 2021
CMBS, fair value option	$2,694,413	$1,165,395	(1)	$380,004	(2)	$785,391
Intangible assets - servicing rights	N/A	58,899	(3)	—		58,899
Lease intangibles, net	N/A	11,342		—		11,342
Loans held-for-sale, fair value option, commercial	289,761	286,795		173,430		113,365
Loans held-for-investment	9,903	9,903		—		9,903
Investments in unconsolidated entities	N/A	34,160	(4)	—		34,160
Properties, net	N/A	154,331		160,803		(6,472)
	$2,994,077	$1,720,825		$714,237		$1,006,588
December 31, 2020
CMBS, fair value option	$2,652,459	$1,112,145	(1)	$360,221	(2)	$751,924
Intangible assets - servicing rights	N/A	54,578	(3)	—		54,578
Lease intangibles, net	N/A	15,548		—		15,548
Loans held-for-sale, fair value option, commercial	90,789	90,332		53,040		37,292
Loans held-for-investment	1,008	1,008		—		1,008
Investments in unconsolidated entities	N/A	44,664	(4)	—		44,664
Properties, net	N/A	197,843		192,839		5,004
	$2,744,256	$1,516,118		$606,100		$910,018
______________________________________________
(1)Includes $1.14 billion and $1.09 billion of CMBS eliminated in consolidation against VIE liabilities pursuant to ASC 810 as of December 31, 2021 and 2020, respectively. Also includes $182.6 million and $179.5 million of non-controlling interests in the consolidated entities which hold certain of these CMBS as of December 31, 2021 and 2020, respectively.
(2)Includes $35.8 million and $41.3 million of non-controlling interests in the consolidated entities which hold certain debt balances as of December 31, 2021 and 2020, respectively.
(3)Includes $42.1 million and $41.4 million of servicing rights intangibles eliminated in consolidation against VIE assets pursuant to ASC 810 as of December 31, 2021 and 2020, respectively.
(4)Includes $15.3 million and $16.1 million of investments in unconsolidated entities eliminated in consolidation against VIE assets pursuant to ASC 810 as of December 31, 2021 and 2020, respectively.
As of December 31, 2021, the Investing and Servicing Segment’s CMBS had a weighted-average expected maturity of 6.9 years.

Our Investing and Servicing Segment Property Portfolio (the “REIS Equity Portfolio”), as described in Note 7 to the Consolidated Financial Statements, had the following characteristics based on carrying values of $150.9 million and $198.2 million as of December 31, 2021 and 2020, respectively:

Property Type	December 31, 2021	December 31, 2020
Office	37.4%	50.6%
Retail	37.9%	29.9%
Mixed Use	9.0%	6.9%
Self-storage	8.0%	6.2%
Multifamily	5.4%	4.2%
Hotel	2.3%	2.2%
	100.0%	100.0%

Geographic Location	December 31, 2021	December 31, 2020
North East	31.8%	24.8%
South West	6.6%	25.1%
South East	18.9%	15.4%
West	18.1%	14.8%
Mid Atlantic	14.5%	11.5%
Midwest	10.1%	8.4%
	100.0%	100.0%

Regulation
Our operations are subject, in certain instances, to supervision and regulation by state and federal governmental authorities and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, among other things: (1) regulate credit granting activities; (2) establish maximum interest rates, finance charges and other charges; (3) require disclosures to customers; (4) govern secured transactions; (5) set collection, foreclosure, repossession and claims handling procedures and other trade practices; and (6) regulate affordable housing rental activities. Although most states do not regulate commercial finance, certain states impose limitations on interest rates and other charges and on certain collection practices and creditor remedies, and require licensing of lenders and financiers and adequate disclosure of certain contract terms. The assets underlying our Infrastructure loans are subject to state and federal laws and regulations applicable to the electric power and oil and gas industries, which laws and regulations govern, among other things, the siting and construction, operation, environmental impacts, and revenue streams of such assets. We are also required to comply with certain provisions of the Equal Credit Opportunity Act that are applicable to commercial loans and the Fair Housing Act. We intend to conduct our business so that neither we nor any of our subsidiaries are required to register as an investment company under the 1940 Act.
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
Human Capital Resources
As of December 31, 2021, the Company had 277 full-time employees, the majority of which are real estate professionals located throughout the U.S. The Company strives to be an employer of choice, and is therefore highly focused on creating and maintaining best in class recruitment, retention and compensation programs and a culture designed to encourage performance, integrity and well-being.  The Company believes that its competitive compensation, outstanding benefits, training opportunities and stimulating work environment help attract and retain people with exceptional financial and real estate skills.
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
Leverage Policies
Refer to Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Leverage Policies.”
Available Information

Our website address is www.starwoodpropertytrust.com. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports and other filings as soon as reasonably practicable after such material is electronically filed with or furnished to the

Securities and Exchange Commission (the “SEC”), and also make available on our website the charters for the Audit, Compensation and Nominating and Corporate Governance Committees of our board of directors and our Code of Business Conduct and Ethics and Code of Ethics for Principal Executive Officer and Senior Financial Officers, as well as our corporate governance guidelines. Copies in print of these documents are available upon request to our Corporate Secretary at the address indicated on the cover of this report. The information on our website is not a part of, nor is it incorporated by reference into, this Form 10-K. Any material we file with or furnish to the SEC is also maintained on the SEC's website (http://www.sec.gov).
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
Item 1A. Risk Factors

Summary Risk Factors
We are subject to a number of risks that, if realized, could have a material adverse effect on our business, financial condition, results of operations, liquidity, the market price of our common stock and our ability to make distributions to our stockholders. Some of our more significant challenges and risks include, but are not limited to, the following, which are described in greater detail below:
•We are dependent on Starwood Capital Group, including our Manager and their key personnel, who provide services to us through the management agreement, and we may not find a suitable replacement for our Manager and Starwood Capital Group if the management agreement is terminated, or for these key personnel if they leave Starwood Capital Group or otherwise become unavailable to us.
•There are various conflicts of interest in our relationship with Starwood Capital Group, including our Manager, which could result in decisions that are not in the best interests of our stockholders.
•The management agreement with our Manager was not negotiated on an arm’s-length basis and may not be as favorable to us as if it had been negotiated with an unaffiliated third party and may be costly and difficult to terminate.
•The global COVID-19 pandemic has had, and may continue to have, an adverse impact on our operations and financial performance, as well as on the operations and financial performance of many of the borrowers underlying our real estate-related assets and tenants of our owned properties. We are unable to predict the extent to which the pandemic and related impacts may continue to adversely impact our business, financial condition, results of operations, liquidity, the market price of our common stock and our ability to make distributions to our stockholders.
•Our access to sources of financing may be limited and thus our ability to maximize our returns may be adversely affected.
•Our significant indebtedness subjects us to increased risk of loss and may reduce cash available for distributions to our stockholders.
•Interest rate fluctuations could significantly decrease our results of operations and cash flows and the market value of our investments.
•Hedging may adversely affect our earnings, which could reduce our cash available for distribution to our stockholders.
•The lack of liquidity in our investments may adversely affect our business.
•Difficult conditions in the mortgage, commercial and residential real estate markets may cause us to experience market losses related to our holdings.
•Our commercial construction or rehabilitation lending may expose us to increased lending risks.
•The commercial mortgage loans we originate or acquire and the mortgage loans underlying our CMBS investments are subject to the ability of the commercial property owner to generate net income from operating the property, as well as the risks of delinquency and foreclosure.
•If we overestimate the yields or incorrectly price the risks of our investments, we may experience losses.
•The B-Notes that we acquire are subject to additional risks related to the privately negotiated structure and terms of the transaction, which may result in losses to us. Our mezzanine loans involve greater risks of loss than senior loans secured by similar income-producing properties.

•We may acquire and sell from time to time residential loans, including “non-QM” loans, which may subject us to legal, regulatory and other risks, which could adversely impact our business and financial results.
•The residential loans that we may acquire, and that underlie the RMBS we acquire, are subject to risks particular to investments secured by mortgage loans on residential property. These risks are heightened because we may purchase non-performing loans.
•Prepayment rates may adversely affect the value of our investment portfolio.
•Some of our portfolio investments are recorded at fair value and, as a result, there is uncertainty as to the value of these investments. We may experience a decline in the fair value of our assets.
•Investments outside the U.S. that are denominated in foreign currencies subject us to foreign currency risks and to the uncertainty of foreign laws and markets, which may adversely affect our distributions and our REIT status.
•We invest in equity interests in commercial real estate assets, which subjects us to the general risks of owning commercial real estate.
•We have sponsored, and purchased the more junior securities of, CLOs and such instruments involve significant risks, including that these securities receive distributions from the CLO only if the CLO generates enough income to first pay all the investors holding senior tranches and all CLO expenses.
•We are subject to the risks of investing in project finance investments, many of which are outside our control, and that may negatively impact our business and financial results.
•The investment portfolio of our Infrastructure Lending Segment is concentrated in the power industry, which subjects the portfolio to more risks than if the investments were more diversified. The power industry is subject to extensive regulation, which could adversely impact the business and financial performance of the projects to which our infrastructure loans relate.
•The business activities of our Investing and Servicing Segment, particularly our special servicing business, expose us to certain risks.
•The risks of investment in subordinated CMBS are magnified in the case of our Investing and Servicing Segment, where the principal payments received by the CMBS trust are made in priority to the higher rated securities.
•Certain provisions of Maryland law and of our charter could inhibit changes in control.
•Maintenance of our exemption from registration under the Investment Company Act imposes significant limits on our operations.
•If we do not qualify as a REIT or fail to remain qualified as a REIT, we will be subject to tax as a regular corporation and could face a substantial tax liability, which would reduce the amount of cash available for distribution to our stockholders.
•Complying with REIT requirements may cause us to forgo otherwise attractive opportunities or to liquidate otherwise attractive investments.
•Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.
•We are highly dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to make distributions to our stockholders.
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
Risks Related to Our Company
The global COVID-19 pandemic has had, and may continue to have, an adverse impact on our operations and financial performance, as well as on the operations and financial performance of many of the borrowers underlying our real estate-related assets and tenants of our owned properties. We are unable to predict the extent to which the pandemic and related impacts may continue to adversely impact our business, financial condition, results of operations, liquidity, the market price of our common stock and our ability to make distributions to our stockholders.
Our operations and financial performance have been negatively impacted by the COVID-19 pandemic that has caused, may continue to cause, the global slowdown of economic activity and significant volatility and disruption of financial markets. Although vaccines for COVID-19 that have been approved for use and distributed to the public are generally effective, the global impact of the COVID-19 pandemic continues to rapidly evolve, especially with the emergence and widespread nature of variants. Because the severity, magnitude and duration of the COVID-19 pandemic and its economic consequences remain uncertain, rapidly changing and difficult to predict, the pandemic’s impact on our business, financial condition, results of operations, liquidity, the market price of our common stock and our ability to make distributions to our stockholders also remains uncertain and difficult to predict. Further, the ultimate impact of the COVID-19 pandemic on our business, financial condition, results of operations, liquidity, the market price of our common stock and our ability to make distributions to our stockholders continues to depend on many factors that are not within our control, including, but not limited, to: governmental, business and individuals’ actions that have been, or may in the future be, taken in response to the pandemic and its variants (including the re-institution of quarantine and “stay-at-home” orders or recommendations, renewed restrictions or advisories on travel and transport, school closures or virtual learning policies, limits or restrictions on the operations of non-essential businesses, work-from-home policies and other workforce pressures); the impact of the pandemic and its variants, and actions taken in response thereto, on global and regional economies and economic activity, including the expansion of the economic impact thereof as a result of periodic resurgences of the pandemic or jurisdictions re-instituting restrictions or lifting restrictions prematurely; the continued availability of U.S. federal, state, local or non-U.S. funding programs aimed at supporting the economy during the COVID 19-pandemic, including uncertainties regarding the potential extension of existing programs as a result of resurgences of the pandemic; general economic uncertainty in key global markets and financial market volatility; global economic conditions and levels of economic growth; and the pace of recovery, including the effectiveness and efficiency of the distribution of vaccines and boosters. Although vaccines for COVID-19, and boosters thereof, have been approved for use that are generally effective, there can be no assurance that the continuing efforts to vaccinate the public will be successful in ending the pandemic or that vaccines and boosters will continue to be effective against variants.
The COVID-19 pandemic, including its variants, and measures implemented to prevent its spread and any extended period of economic slowdown or recession could have a material adverse effect on our business, financial condition, results of operations, liquidity, the market price of our common stock and our ability to make distributions to our stockholders, among other matters. These adverse effects may continue as long as the pandemic persists and potentially even longer. Although it is difficult to predict the magnitude of the business and economic implications, the COVID-19 pandemic could affect us in various ways, including, among other factors:
•the decline in the value of commercial and residential real estate, which negatively impacts the value of our investments, potentially materially.
•the negative impact on the financial stability of borrowers underlying our real estate-related assets and infrastructure loans, which may increase significantly the number of borrowers who become delinquent or default on their loans, or who seek to defer payment on, or refinance, their loans. Assets relating to certain property types have experienced, and are more likely to continue to experience, particular stress as a result of the impact of COVID-19, including in particular assets secured by hotel, multifamily and retail properties. The borrowers underlying these assets, and the tenants at such properties, have faced, and may continue to face, operational and financial hardships resulting from the spread of COVID-19 and related governmental measures. For example, certain of the hotel and retail properties securing our assets were, and may in the future be, required to temporarily close or limit their operations significantly as a result of COVID-19 and related governmental measures, which has had, and may in the future have, a material adverse effect on the businesses of the applicable borrowers. If the disruptions caused by the COVID-19 pandemic continue or resume and the restrictions put in place are not lifted or are re-instituted, the businesses of such borrowers, and the tenants at such properties, could continue to suffer materially or such borrowers and tenants could become insolvent.
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
•we may receive margin calls from our lenders as a result of the decline in the market value of the loans or other assets pledged by us to our lenders under our repurchase agreements and warehouse credit facilities, and if we fail to resolve such margin calls when due by payment of cash or delivery of additional collateral, the lenders may exercise remedies including demanding payment by us of our aggregate outstanding financing obligations and/or taking ownership of the loans or other assets securing the applicable obligations.  We may not have the funds available to repay such financing obligations, and we may be unable to raise the funds from alternative sources on favorable terms or at all. Forced sales of the loans or other assets that secure our financing obligations in order to pay outstanding financing obligations may be on terms less favorable to us than might otherwise be available in a regularly functioning market and could result in deficiency judgments and other claims against us.
•the adverse effect on the financial stability of the tenants in the retail and multifamily properties that we own, which is expected to negatively impact the ability of such tenants to make their rental payments to us on a timely basis or at all. To the extent the number of tenants who are unable to make timely rental payments to us increases significantly, the value of these property investments will likely be impaired, potentially materially. In addition, as a result of the foregoing, these properties may not generate sufficient funds to pay principal and interest on the mortgage loans secured by such properties or may otherwise fail to satisfy financial covenants applicable under the terms of such loans. In this regard, we may enter into agreements with certain of our tenants to allow, among other items, for a deferral of some portion of the rent owed to us for an agreed-upon period of time. Failure to receive rent when due may adversely affect our liquidity and therefore our ability to fund our operations or address maturing liabilities on a timely basis.
•if we fail to meet or satisfy any of the covenants in our repurchase agreements, warehouse credit facilities or other financing arrangements as a result of the impact of the COVID-19 pandemic, we would be in default under these agreements, which could result in a cross-default or cross-acceleration under other financing arrangements, and our lenders could elect to declare outstanding amounts due and payable (or such amounts may automatically become due and payable), terminate their commitments, require the posting of additional collateral and enforce their respective interests against existing collateral.
•a decline in the market value of the loans in our collateralized loan obligations (the “CLOs”) may cause the pool of loans in the CLOs not to meet certain interest coverage tests, overcollateralization coverage tests or other tests that could result in a change in the priority of distributions, which could result in the reduction or elimination of distributions to the subordinate debt and equity tranches we own until the tests have been met or certain senior classes of securities have been paid in full. Accordingly, we may experience a reduction in our cash flow from those interests which may adversely affect our liquidity and therefore our ability to fund our operations or address maturing liabilities on a timely basis.
•difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions, which may adversely affect our access to capital necessary to fund our operations or address maturing liabilities on a timely basis, as well as the ability of borrowers underlying our real estate-related assets and infrastructure loans, or of tenants of the properties we own, to meet their obligations to us. The adverse impact of the COVID-19 pandemic could adversely affect our liquidity position and could limit our ability to grow our business and fully execute our business strategy.
•uncertainties created by the COVID-19 pandemic may make it difficult to estimate provisions for loan losses.
•a general decline in business activity and demand for mortgage financing, servicing and other real estate and real estate-related transactions, which could adversely affect our ability to source attractive investments or to redeploy the proceeds from repayments of our existing investments.
•temporary, prolonged or permanent changes involving our investment activities; to the extent we elect or are required to limit or be more selective in making investments, we may strain our relationships or reputation with borrowers, business partners and counterparties, breach actual or perceived obligations to them, or be subject to litigation and claims from such borrowers, business partners and counterparties.
•prolonged closures of, or other operational issues at, properties that secure our investments, or properties that we own.
•the long-term impact on the market for office properties in the event a significant number of businesses continue to utilize large-scale work-from-home policies as the COVID-19 pandemic continues and thereafter.
•government-mandated moratoriums on the construction, development or redevelopment of properties underlying our construction or rehabilitation loans, or with respect to infrastructure projects, may prevent the completion, on a timely basis or at all, of such projects. The repayment of construction or rehabilitation loans often depends on the borrower’s ability to secure permanent “take-out” financing, which requires the successful completion of construction and stabilization of the project, or operation of the property with an income stream sufficient to meet operating expenses. Similarly, because the loan structure for project finance relies primarily on the underlying project’s cash flows for repayment, the ability of the project company to repay a project finance loan is dependent upon the successful development, construction and/or operation of such project rather than upon the existence of independent income or assets of the project company.  Accordingly, if a project cannot be completed on a timely basis or at all as a result of the COVID-19 pandemic and related governmental measures, the ability to repay the applicable loan will likely be impaired. In addition, certain of such projects may rely on tax credits which may be available only if construction is completed by certain deadlines, which may not be met because of such moratoriums.
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
Our financing sources currently include our credit agreements, our master repurchase agreements, our CLOs, our single asset securitization ("SASB"), our convertible senior notes, our senior notes, our mortgage debt on certain investment properties and common stock and debt offerings. Subject to market conditions and availability, we may seek additional sources of financing in the form of bank credit facilities (including term loans and revolving facilities), repurchase agreements, warehouse facilities, structured financing arrangements, public and private equity and debt issuances and derivative instruments, in addition to transaction or asset-specific funding arrangements.
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
We currently have a significant amount of indebtedness outstanding. As of December 31, 2021, our total consolidated indebtedness was approximately $17.0 billion (excluding accounts payable, accrued expenses, other liabilities, VIE liabilities and unfunded commitments). Our outstanding indebtedness currently includes our credit agreements, our repurchase agreements, our CLO, our SASB, our convertible senior notes, our senior notes and mortgage debt on certain investment properties. Subject to market conditions and availability, we may incur additional debt through bank credit facilities (including term loans and revolving facilities), repurchase agreements, warehouse facilities, structured financing arrangements, public and private debt issuances and derivative instruments, in addition to transaction or asset-specific funding arrangements. The percentage of leverage we employ varies depending on our available capital, our ability to obtain and access financing arrangements with lenders and the lenders’ and rating agencies’ estimate of the stability of our investment portfolio’s cash flow.

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
We are subject to risks associated with the discontinuation of LIBOR.
Our variable rate indebtedness uses LIBOR as a benchmark for establishing the rate. As of December 31, 2021, one-week and two-month U.S. dollar LIBOR (and certain non-U.S. dollar LIBOR settings) were discontinued, while the remaining non-U.S. dollar LIBOR settings ceased to be representative and thereafter began to be published only on a “synthetic basis”. In addition, the UK Financial Conduct Authority (the “FCA”), which is the regulator of the LIBOR administrator, has announced that the principal U.S. dollar LIBOR tenors (overnight and one, three, six and 12 months) will cease to be published by any administrator or will no longer be representative as of June 30, 2023.
Despite the expected publication of the principal U.S. dollar LIBOR settings through June 30, 2023, the FCA has prohibited the firms it regulates from using such settings in new contracts after December 31, 2021 (subject to limited exceptions), and certain U.S. (and other) regulators have stated that no new contracts using U.S. dollar LIBOR should be entered into after that date.
Accordingly, many LIBOR obligations have transitioned to another benchmark or will do so. Different types of financial products have transitioned, or are expected to transition, to different alternative benchmarks; and there is no assurance that any alternative benchmark will be the economic equivalent of any LIBOR setting. For some existing LIBOR-based obligations, the contractual consequences of the discontinuation of LIBOR may not be clear.
Although the foregoing reflects the timing (or expected timing) of LIBOR discontinuation and certain consequences, there is no assurance that LIBOR, of any particular currency or tenor, will continue to be published until any particular date or in any particular form, and there is no assurance regarding the consequences of LIBOR discontinuation. Uncertainty as to the foregoing and the nature of alternative reference rates may adversely impact the availability and costs of borrowings.
We are continuing to evaluate the impact of the LIBOR transition and the establishment of alternative reference rates, and there is no assurance that we have identified all material potential effects that these events may have on our business, financial condition, results of operations, liquidity, the market price of our common stock and our ability to make distributions to our stockholders.
SOFR is expected to replace U.S. dollar LIBOR, and SONIA is replacing sterling LIBOR, which subjects us to various risks.
In the United States, there have been efforts to identify alternative reference interest rates for U.S. dollar LIBOR. The cash markets have generally coalesced around recommendations from the Alternative Reference Rates Committee (the “ARRC”), which was convened by the Board of Governors of the Federal Reserve System and the Federal Reserve Bank of New York (“FRBNY”). The ARRC has recommended that U.S. dollar LIBOR be replaced by rates based on the Secured Overnight Financing Rate (“SOFR”) plus, in the case of existing LIBOR contracts and obligations, a spread adjustment. The derivatives markets are also expected to use SOFR-based rates to replace U.S. dollar LIBOR.
SOFR has a limited history, having been first published in April 2018. The future performance of SOFR, and SOFR-based reference rates, cannot be predicted based on SOFR’s history or otherwise. Future levels of SOFR may bear little or no relation to historical levels of SOFR, LIBOR or other rates. SOFR-based rates will differ from U.S. dollar LIBOR, and the differences may be material. SOFR is intended to be a broad measure of the cost of borrowing funds overnight in transactions that are collateralized by U.S. Treasury securities. Because SOFR is a financing rate based on overnight secured funding transactions, it differs fundamentally from LIBOR. LIBOR is intended to be an unsecured rate that represents interbank funding costs for different short-term tenors. It is a forward-looking rate reflecting expectations regarding interest rates for those tenors. Thus, LIBOR is intended to be sensitive to bank credit risk and to short-term interest rate risk. In contrast, SOFR is a secured overnight rate reflecting the credit of U.S. Treasury securities as collateral. Thus, it is intended to be insensitive to credit risk and to risks related to interest rates other than overnight rates. SOFR has been more volatile than other benchmark or market rates, such as three-month U.S. dollar LIBOR, during certain periods.
It is expected that more than one SOFR-based rate will be used in the financial markets. Like LIBOR, some SOFR-based rates will be forward-looking term rates; other SOFR-based rates will be intended to resemble rates for term structures through their use of averaging mechanisms applied to rates from overnight transactions, as in the case of “simple average” or “compounded average” SOFR. Different kinds of SOFR-based rates will result in different interest rates. Mismatches between SOFR-based rates, and between SOFR-based rates and other rates, may cause economic inefficiencies, particularly if market participants seek to hedge one kind of SOFR-based rate by entering into hedge transactions based on another SOFR-based rate or another rate. For these reasons, among others, there is no assurance that SOFR, or rates derived from SOFR, will perform in the same or a similar way as U.S. dollar LIBOR would have performed at any time, and there is no assurance that SOFR-based rates will be a suitable substitute for U.S. dollar LIBOR.
In the United Kingdom, the Working Group on Sterling Risk-Free Reference Rates has recommended SONIA (Sterling Overnight Index Average), published by the Bank of England, as the risk-free rate for the sterling markets. SONIA is used extensively across the sterling derivative, loan and bond markets. A large number of contracts formerly based on sterling LIBOR have transitioned to using SONIA as their benchmark. However, certain contracts continue to use sterling LIBOR settings that (as noted above) are now being published only on a “synthetic basis”. Similar to the position described above with regard to U.S. dollar LIBOR and SOFR, there are different bases for determining SONIA rates (including compounded rates and term rates), different SONIA-based rates may be, or become, customary in different markets or products, and practice continues to develop in these (and other) respects. Mismatches could exist among different SONIA-based rates, and between any SONIA-based rate and any other rate. There is no assurance that SONIA, or rates derived from SONIA, will perform in the same or a similar way as sterling LIBOR would have performed at any time, and there is no assurance that SONIA-based rates will be a suitable substitute for sterling LIBOR.

Non-LIBOR floating rate obligations, including SOFR-based or SONIA-based obligations, may have returns and values that fluctuate more than those of floating rate obligations that are based on LIBOR or other rates. Also, because SOFR, the current forms of SONIA, and some alternative floating rates are relatively new market indexes, markets for certain non-LIBOR obligations may never develop or may not be liquid. Market terms for non-LIBOR floating rate obligations, such as the spread over the index reflected in interest rate provisions, may evolve over time, and prices of non-LIBOR floating rate obligations may be different depending on when they are issued and changing views about correct spread levels.
These matters may adversely affect financial markets generally and may also adversely affect our operations specifically, particularly as financial markets continue to transition away from LIBOR.
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
We utilize repurchase agreements to finance certain investments. In order for us to borrow funds under a repurchase agreement, our lender must have the right to review the potential assets for which we are seeking financing and approve such assets in its sole discretion. Accordingly, we may be unable to obtain the consent of a lender to finance an investment and alternate sources of financing for such asset may not exist.
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
As of December 31, 2021, we had $250.0 million in principal amount of convertible senior notes outstanding. If a fundamental change within the meaning of our outstanding convertible senior notes occurs, holders of those notes will have the right to require us to purchase for cash any or all of their notes. The fundamental change purchase price will equal 100% of the principal amount of the notes to be purchased, plus accrued and unpaid interest thereon. In addition, upon conversion of the convertible senior notes, we will be required to make cash payments in respect of the notes being converted, unless we elect to settle the conversion entirely in shares of our common stock. However, we may not have sufficient funds at the time we are required to purchase the notes surrendered therefor or to make cash payments on the notes being converted, and we may not be able to arrange necessary financing on acceptable terms. If we were unable to raise necessary funding on acceptable terms, our operating results and financial position could be negatively impacted if we were required to repurchase the notes or to pay cash upon conversion.
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
•    changes in governmental laws and regulations, including fiscal policies, zoning ordinances and environmental legislation and the related costs of compliance; and
•    acts of God, terrorist attacks, pandemics, such as COVID-19, natural disasters, global climate change, social unrest and civil disturbances.
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
For a discussion of the risk factors affecting us relating to the COVID-19 pandemic, see “The global COVID-19 pandemic has had, and may continue to have, an adverse impact on our operations and financial performance, as well as on the operations and financial performance of many of the borrowers underlying our real estate-related assets and tenants of our owned properties. We are unable to predict the extent to which the pandemic and related impacts may continue to adversely impact our business, financial condition, results of operations, liquidity, the market price of our common stock and our ability to make distributions to our stockholders.”
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
•    acts of God, including, without limitation, earthquakes, hurricanes, pandemics, such as the COVID-19 pandemic, other natural disasters and global climate change, which may result in uninsured losses;
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
We may acquire these investments through sale-leaseback transactions, which involve the purchase of a property and the leasing of such property back to the seller thereof. If we enter into a sale-leaseback transaction, we will seek to structure any such sale-leaseback transaction such that the lease will be characterized as a “true lease” for U.S. federal income tax purposes, thereby allowing us to be treated as the owner of the property for U.S. federal income tax purposes. However, we cannot assure you that the Internal Revenue Service (the “IRS”) will not challenge such characterization. In the event that any such sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the REIT qualification “asset tests” or “income tests” and, consequently, lose our REIT status effective with the year of recharacterization. Alternatively, the amount of our REIT taxable income could be recalculated, which might also cause us to fail to meet the REIT distribution requirement for a taxable year.
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
Developments affecting European financial markets could have an adverse impact on our business, including on the value of our investments.
We currently hold, and may acquire additional, investments that are denominated in Pounds Sterling (“GBP”) and EURs (including loans secured by assets located in the United Kingdom or Europe), as well as equity interests in real estate properties located in Europe. In the recent past, as a separate matter from the disruptions arising from the COVID-19 pandemic, European financial markets have experienced volatility and have been adversely affected by concerns about rising government debt levels, credit rating downgrades and possible default on or restructuring of government debt. These events have caused bond yield spreads (the cost of borrowing debt in the capital markets) and credit default spreads (the cost of purchasing credit protection) to increase, most notably in relation to certain Eurozone countries. The governments of several member countries of the European Union have experienced large public budget deficits, which have adversely affected the sovereign debt issued by those countries and may ultimately lead to declines in the value of the Euro.

The United Kingdom has withdrawn from the European Union (an event referred to as “Brexit”). There is uncertainty regarding the implications and implementation of the ongoing relationship between the United Kingdom and the European Union following Brexit. Brexit could adversely affect economic and market conditions in the United Kingdom, in the European Union and its member states and elsewhere, could contribute to uncertainty and instability in global financial markets and could significantly impact volatility, liquidity and/or the market value of securities. Any such consequences could have a material adverse effect on our business, the value of our properties and investments and our potential growth in Europe, and could amplify the currency risks faced by us.
We invest in equity interests in commercial real estate assets, which subjects us to the general risks of owning commercial real estate.
We acquire and manage equity interests in commercial real estate assets. The economic performance and value of these investments can be adversely affected by many factors that are generally applicable to most real estate, including the following:
•changes in the national, regional, local and international economic climate;
•local conditions, such as oversupply of space or a reduction in demand for real estate in the areas in which they are located;
•competition from other available space;
•the attractiveness of the real estate to tenants;
•increases in operating costs if these costs cannot be passed through to tenants;
•the financial condition of tenants and the ability to collect rent from tenants;
•vacancies, changes in market rental rates and the need to periodically renovate, repair and re-let space;
•changes in interest rates and the availability of financing;
•changes in zoning laws and taxation, government regulation and potential liability under environmental or other laws or regulations;
•acts of God, including, without limitation, earthquakes, hurricanes, pandemics, such as the COVID-19 pandemic, other natural disasters, global climate change, or acts of war or terrorism, in each case which may result in uninsured or underinsured losses; and
•decreases in the underlying value of real estate.
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
Our acquisition of equity interests in commercial real estate assets is subject to, and the success of those assets may be adversely affected by, various risks, including those described below:
•we may be unable to meet required closing conditions;
•we may be unable to finance acquisitions on favorable terms or at all;
•acquired assets may fail to perform as expected;
•our estimates of the costs of repositioning or renovating acquired commercial real estate assets may be inaccurate;
•we may not be able to obtain adequate insurance coverage for acquired commercial real estate assets;
•acquisitions may be located in markets where we and our Manager have a lack of market knowledge or understanding of the local economy, lack of business relationships in the area and unfamiliarity with local governmental and permitting procedures;

•we may be unable to quickly and efficiently integrate new acquisitions of commercial real estate assets into our existing operations and, therefore, our results of operations and financial condition could be adversely affected; and
•we may acquire equity interests in commercial real estate assets through a joint venture, and such investments could be adversely affected by our lack of sole decision-making authority and reliance upon a co-venturer’s financial condition. In addition, if we co-invest with affiliates of our Manager, we may be obligated to pay fees to such affiliates and would be subject to a variety of conflicts of interest with such affiliates, including conflicts similar to those described under the section captioned “—Risks Related to Our Relationship with Our Manager.”
We make equity investments in commercial real estate assets subject to both known and unknown liabilities and without any recourse, or with only limited recourse to the seller thereof. As a result, if a liability were asserted against us arising from our ownership of those assets, we might have to pay substantial sums to settle it, which could adversely affect us. Unknown liabilities with respect to commercial real estate assets may include:
•claims by tenants, vendors or other persons arising from dealing with the former owners of the assets;
•liabilities incurred in the ordinary course of business;
•claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the assets; and
•liabilities for clean-up of undisclosed environmental contamination.
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
We own, and may acquire additional, equity interests in properties relating to the healthcare industry. The economic performance and value of these properties and of some or all of the tenants/operators of such properties could be adversely affected by many factors that are generally applicable to properties relating to the healthcare industry, including the following:
•adverse trends in healthcare provider operations, such as changes in the demand for and methods of delivering healthcare services, changes in third party reimbursement policies, significant unused capacity in certain areas, which has created substantial competition for patients among healthcare providers in those areas, increased expense for uninsured patients, increased competition among healthcare providers, increased liability insurance expense, continued pressure by private and governmental payors to reduce payments to providers of services and increased scrutiny of billing, referral and other practices by federal and state authorities and private insurers;
•extensive healthcare regulation, changes in enforcement policies with respect to such regulation and potential changes in the regulatory framework of the healthcare industry; and
•significant legal actions brought against tenants/operators that could subject them to increased operating costs and substantial uninsured liabilities.
We have sponsored, and purchased the more junior securities of, CLOs and such instruments involve significant risks, including that these securities receive distributions from the CLO only if the CLO generates enough income to first pay all the investors holding senior tranches and all CLO expenses.
We have sponsored, and purchased the junior securities of, CLOs, and in the future we may sponsor, and purchase the more junior securities of, additional CLOs. In CLOs, investors purchase specific tranches, or slices, of debt instruments that are secured or backed by a pool of loans. The CLO debt classes have a specific seniority structure and priority of payments. The most junior securities along with the preferred shares of a CLO are generally retained by the sponsor of the CLO and are usually entitled to all of the income generated by the pool of loans after the payment of debt service on all the more senior classes of debt and the payment of all expenses. Defaults on the pool of loans therefore first affect the most junior tranches. The subordinate tranches of CLO debt may also experience a lower recovery and greater risk of loss, including risk of deferral or non-payment of interest than more senior tranches of the CLO debt because they bear the bulk of defaults from the loans held in the CLO and serve to protect the other, more senior tranches from default in all but the most severe circumstances. Despite the protection provided by the subordinate tranches, even more senior CLO tranches can experience substantial losses due to actual defaults, increased sensitivity to defaults due to collateral default and disappearance of protecting tranches, decline in market value due to market anticipation of defaults and aversion to CLO securities as a class. Further, the transaction documents relating to the issuance of CLO securities may impose eligibility criteria on the assets of the CLO, restrict the ability of the CLO’s sponsor to trade investments and impose certain portfolio-wide asset quality requirements. Finally, the credit risk retention rules of the SEC impose a retention requirement of 5% of the issued debt classes by the sponsor of the CLO. These criteria, restrictions and requirements may limit the ability of the CLO’s sponsor (or collateral manager) to maximize returns on the CLO securities.
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
Our CLOs include certain interest coverage tests, overcollateralization coverage tests or other tests that, if not met, may result in a change in the priority of distributions, which may result in the reduction or elimination of distributions to the subordinate debt and equity tranches until the tests have been met or certain senior classes of securities have been paid in full. For example, even if no loan in the pool experiences a default, an appraisal reduction of a loan in the pool may cause the pool of loans in the CLO not to meet certain of these test. Accordingly, if such tests are not satisfied, we, as holders of the subordinate debt and equity interests in the CLOs, may experience a significant reduction in our cash flow from those interests.
Moreover, the reinvestment and replenishment period in one or more of our CLOs may be nearing the end of its term. Once the reinvestment and replenishment period has ended any repayments of a loan in the CLO will require us to pay down the most senior debt in the CLO resulting in an increase in our cost of funds.
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
We may make investments through joint ventures. Such joint venture investments may involve risks not otherwise present when we make investments without partners, including the following:
•we may not have exclusive control over the investment or the joint venture, which may prevent us from taking actions that are in our best interest and could create the potential risk of creating impasses on decisions, such as with respect to acquisitions or dispositions;
•joint venture agreements often restrict the transfer of a partner’s interest or may otherwise restrict our ability to sell the interest when we desire and/or on advantageous terms;
•joint venture agreements may contain buy-sell provisions pursuant to which one partner may initiate procedures requiring the other partner to choose between buying the other partner’s interest or selling its interest to that partner;
•a partner may, at any time, have economic or business interests or goals that are, or that may become, inconsistent with our business interests or goals;
•a partner may be in a position to take action contrary to our instructions, requests, policies or objectives, including our policy with respect to maintaining our qualification as a REIT and our exemption from registration under the Investment Company Act;

•a partner may fail to fund its share of required capital contributions or may become bankrupt, which may mean that we and any other remaining partners generally would remain liable for the joint venture’s liabilities;
•our relationships with our partners are contractual in nature and may be terminated or dissolved under the terms of the applicable joint venture agreements and, in such event, we may not continue to own or operate the interests or investments underlying such relationship or may need to purchase such interests or investments at a premium to the market price to continue ownership;
•disputes between us and a partner may result in litigation or arbitration that could increase our expenses and prevent our Manager and our officers and directors from focusing their time and efforts on our business and could result in subjecting the investments owned by the joint venture to additional risk; or
•we may, in certain circumstances, be liable for the actions of a partner, and the activities of a partner could adversely affect our ability to qualify as a REIT or maintain our exclusion from registration under the Investment Company Act, even though we do not control the joint venture.
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
The success of our prior acquisition of the Infrastructure Lending Segment depends, in part, on our ability to realize the anticipated benefits from successfully integrating the Infrastructure Lending Segment with our company. The combination of this business with ours is a complex, costly and time-consuming process. As a result, we are required to devote significant management attention and resources to integrating the Infrastructure Lending Segment with the rest of our company.  The integration process may disrupt our business and, if implemented ineffectively, could preclude us from realizing all of the potential benefits we expect to realize with respect to the acquisition. Our failure to meet the challenges involved in the integration could cause an interruption of, or a loss of momentum in, our business and could harm our results of operations.  In addition, the integration may result in material unanticipated problems, expenses, liabilities, loss of business relationships and diversion of management’s attention, and may cause our stock price to decline. The difficulties relating to the integration process include, among others:
•managing a new area of business;
•the potential diversion of management focus and resources from other strategic opportunities and from operational matters and potential disruption associated with the acquisition;
•maintaining employee morale and retaining key management and other employees;
•integrating two unique business cultures;
•the possibility of faulty assumptions underlying expectations regarding the integration process;
•consolidating corporate and administrative infrastructures;
•coordinating geographically separate organizations;
•unanticipated issues in integrating information technology, communications and other systems;
•unanticipated changes in applicable laws and regulations;
•managing tax costs or inefficiencies associated with the integration process; and
•suffering losses if we do not experience the anticipated benefits of the transaction.
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
We are subject to the risks of investing in project finance investments. Infrastructure loans are subject to the risk of default, foreclosure and loss, and the risk of loss may be greater than similar risks associated with loans made on other types of assets.  The loan structure for project finance relies primarily on the underlying project’s cash flows for repayment, with the project’s assets, rights and interests, together with the equity in the project company, typically pledged as collateral.  Accordingly, the ability of the project company to repay a project finance loan is dependent upon the successful development, construction and/or operation of such project rather than upon the existence of independent income or assets of the project company.  Moreover, the loans are typically non-recourse or limited recourse to the project sponsor, and the project company, as a special purpose entity, typically has no assets other than the project.  Accordingly, if the project’s cash flows are reduced or are otherwise less than projected, the project company’s ability to repay the loan will likely be impaired.  The Infrastructure Lending Segment has made and will continue to make certain estimates regarding project cash flows during the underwriting of its investments. These estimates may not prove accurate, as actual results may vary from estimates. A project’s cash flows can be adversely affected by, among other things:
•if the project involves new construction,
•cost overruns,
•delays in completion,
•availability of land, building materials, energy, raw materials and transportation,
•availability of work force, management personnel and reliable contractors, and
•natural disasters (fire, drought, flood, earthquake, pandemics, including the COVID-19 pandemic), global climate change, war, civil unrest and strikes affecting contractors, suppliers or markets;
•shortfalls in expected capacity, output or efficiency;
•the terms of the power purchase or other offtake agreements used in the project;
•the creditworthiness of the project company and the project sponsor;
•competition;
•volatility in commodity prices;
•technology deployed, and the failure or degradation of equipment;
•inflation and fluctuations in exchange rates or interest rates;
•operation and maintenance costs;
•unforeseen capital expenditures;
•sufficiency of gas and electric transmission capabilities;
•licensing and permit requirements;

•increased environmental or other applicable regulations;
•increased regulatory scrutiny and enforcement; and
•changes in national, international, regional, state or local policies, economic conditions, laws and regulations.
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
Many of the investments in the portfolio of our Infrastructure Lending Segment are focused in the power industry, including thermal power and renewable power. If there is a downturn in the U.S. or global power industry generally, the applicable infrastructure investments may default or not perform in accordance with expectations.  In addition to the factors described above regarding the general risks of investing in project finance, the power industry and its subsectors can be adversely affected by, among other factors:
•market pricing for electricity;
•change in creditworthiness of the offtaker;
•unforeseen capital expenditures;
•government regulation and policy change; and
•world and regional events, politics and economic conditions.
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
The power and oil and gas industries are subject to extensive regulation, which could adversely impact the business and financial performance of the projects to which our infrastructure loans relate.
The projects to which our infrastructure loans relate, which are focused in the power industry and oil and gas industry, are subject to significant and extensive federal, international, state and local governmental regulation, including how facilities are constructed, maintained and operated, environmental and safety controls, and the prices they may charge for the products and services they provide. Various governmental authorities have the power to enforce compliance with these regulations and the permits issued under them, and violators are subject to administrative, civil and criminal penalties, including civil fines, injunctions or both. Stricter laws, regulations or enforcement policies could be enacted in the future that likely would increase compliance costs, which could adversely affect the business and financial performance of the projects.  Any of the foregoing could result in a default on one or more of our investments, which could have a material adverse effect on our business, financial condition and results of operations.
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
Loans to companies engaged in oil and gas exploration and production may be exposed to production risk and to commodity price risk.
The Infrastructure Lending segment seeks to make loans to companies that engage in oil and gas exploration and production. These companies generate revenue, and our loans are expected to be repaid, from a combination of (i) sales of oil and gas under contracts pursuant to which third parties – rather than our borrowers – bear most of the risk of commodity price fluctuation and (ii) sales of oil and gas in the open commodity markets at then-prevailing prices. To the extent production from the underlying oil and gas wells is lower than forecasted, there is non-performance by (or a bankruptcy or insolvency of) the counterparty under a commodity contract, or the spot market price for the commodities decreases, the borrowers’ revenues, and ability to repay our loan, may be negatively affected.
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
In our Investing and Servicing Segment, we derive a substantial portion of our cash flows from the special servicing of pools of commercial mortgage loans. As special servicer, we typically receive fees based upon the outstanding balance of the loans that are being specially serviced by us. The balance of loans in special servicing where we act as special servicer could decline significantly and as such our servicing fees could likewise decline materially. The special servicing industry is highly competitive, and our inability to compete successfully with other firms to maintain our existing servicing portfolio and obtain future servicing opportunities could have a material and adverse impact on our future cash flows and results of operations. Because the right to appoint the special servicer for securitized mortgage loans generally resides with the holder of the “controlling class” position in the relevant trust and may migrate to holders of different classes of securities as additional losses are realized, our ability to maintain our existing servicing rights and obtain future servicing opportunities may require, in many cases, the acquisition of additional CMBS. Accordingly, our ability to compete effectively may depend, in part, on the availability of additional debt or equity capital to fund these purchases. To maintain our existing servicing rights and to obtain future assignments, in certain instances our special servicer entity has entered and in the future will enter into a fee sharing arrangement with the holder of the controlling class. Additionally, our existing servicing portfolio is subject to “run off,” meaning that mortgage loans serviced by us may be prepaid prior to maturity, refinanced with a mortgage not serviced by us, liquidated through foreclosure, deed-in-lieu of foreclosure or other liquidation processes or repaid through standard amortization of principal, resulting in lower servicing fees and/or lower returns on the subordinated securities owned by us. Improving economic conditions and property prices and declines in interest rates and greater availability of mortgage financing could reduce the incidence of assets going into special servicing and reduce our revenues from special servicing, including as a result of lower fees under new arrangements. The fair value of our servicing rights may decrease under the foregoing circumstances, resulting in losses.
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
From time to time, we may generate taxable income greater than our income for financial reporting purposes prepared in accordance with GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may be required to accrue income from mortgage loans, MBS and other types of debt securities or interests in debt securities before we receive any payments of interest or principal on such assets, including in particular pursuant to requests by borrowers, in light of the current COVID-19 pandemic and associated economic dislocations, for temporary interest deferrals or forbearances, or other modifications of their loans. We may also acquire distressed debt investments that are subsequently modified by agreement with the borrower, or we may be required to amend other debt investments, including in connection with the discontinuation of LIBOR. If the amendments to the outstanding debt are “significant modifications” under the applicable U.S. Treasury regulations, the modified debt may be considered to have been reissued to us at a gain in a debt-for-debt exchange with the borrower, with gain recognized by us to the extent that the principal amount of the modified debt exceeds our cost of purchasing it prior to modification. In addition, we are generally required to recognize certain amounts in income no later than the time such amounts are reflected on our financial statements filed with the SEC.
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
If any of our subsidiary REITs failed to qualify as a REIT, we could be subject to higher taxes, fail to remain qualified as a REIT and/or be subject to other adverse consequences.
We own and may acquire direct or indirect interests in one or more entities that have elected or will elect to be taxed as REITs under the Code (each, a “Subsidiary REIT”). A Subsidiary REIT is subject to the various REIT qualification requirements and other limitations described herein that are applicable to us. If a Subsidiary REIT were to fail to qualify as a REIT, then (i) that Subsidiary REIT would become subject to U.S. federal income tax and applicable state and local taxes on its taxable income at regular corporate rates, (ii) the Subsidiary REIT’s failure to so qualify could have an adverse effect on our ability to comply with the REIT income and asset tests, and thus could impair our ability to qualify as a REIT unless we could avail ourselves of certain relief provisions and (iii) such failure could also cause certain entities owned by the Subsidiary REIT that are intended to be treated as “qualified REIT subsidiaries” (or otherwise as disregarded) to be treated as taxable mortgage pools (“TMPs”), which could cause adverse tax and other adverse consequences.
The “taxable mortgage pool” rules will increase the taxes that we, or our stockholders may, incur and limit our actions with respect to our taxable mortgage pool.
Securitizations in the form of bonds or notes secured principally by mortgage loans generally result in the creation of TMPs for U.S. federal income tax purposes.  The debt securities issued by TMPs are sometimes referred to as “collateralized mortgage obligations” (“CMOs”), which include CLOs.  We have issued CLOs through TMPs.  Unless a TMP is wholly-owned by a REIT, it is subject to taxation as a corporation.  However, so long as a REIT owns 100% of the equity interests in a TMP, the TMP will not be taxed as a corporation.  Instead, certain categories of the REIT’s stockholders, such as foreign stockholders eligible for treaty or sovereign benefits, stockholders with net operating losses, and generally tax-exempt stockholders that are subject to unrelated business income tax, may be subject to taxation, or to increased taxes, on any portion, known as “excess inclusions”, of their dividend income from the REIT that is attributable to the TMP, but only to the extent that the REIT actually distributes “excess inclusions” to them.   We intend not to distribute “excess inclusions”, but to pay the tax on “excess inclusions” ourselves. Notwithstanding our intention to try to avoid distributions to our stockholders of “excess inclusions”, it is possible that some portion of our dividends to our stockholders may be so characterized.
In order to control better, and to attempt to avoid, the distribution of “excess inclusions” to our stockholders, all of our TMPs are wholly-owned by a Subsidiary REIT that has elected to be treated as a REIT. Our Subsidiary REIT is required to satisfy, on a stand-alone basis, the REIT asset, income, organizational, distribution, stockholder ownership and other requirements described above, and if it were to fail to qualify as a REIT, then our Subsidiary REIT would face adverse tax consequences similar to those described above with respect to our qualification as a REIT and, as described above, failure could have an adverse effect on our ability to comply with the REIT income and asset tests and thus could impair our ability to qualify as a REIT unless we could avail ourselves of certain relief provisions.
Because our TMPs must at all times be owned by a REIT, we are restricted from selling equity interests in it, or selling any notes or bonds issued by it that might be considered to be equity for tax purposes, to other investors if doing so would subject it to taxation. These restrictions limit the liquidity of our investments in our TMPs and may prevent us from incurring greater leverage on that investment in order to maximize our returns from it.
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
Our Manager is authorized to follow very broad investment guidelines which enable our Manager to make investments on our behalf in a wide array of assets. Our board of directors will periodically review our investment guidelines and our investment portfolio but will not, and will not be required to, review all of our proposed investments, except that any investment that is equal to or in excess of $250.0 million but less than $400.0 million will require approval of the investment committee of our board of directors and any investment that is equal to or in excess of $400.0 million will require approval of our board of directors. See “Item 1. Business—Investment Guidelines” in this Form 10-K for additional information regarding these investment guidelines. In addition, in conducting periodic reviews, our board of directors may rely and may make investments through affiliates primarily on information provided to them by our Manager. Furthermore, our Manager may use complex strategies, and transactions entered into by our Manager may be costly, difficult or impossible to unwind by the time they are reviewed by our board of directors. Our Manager (or such affiliates) has great latitude within the broad parameters of our investment guidelines in determining the types and amounts of target assets it decides are attractive investments for us, which could result in investment returns that are substantially below expectations or that result in losses, which would materially and adversely affect our business operations and results. Further, decisions made and investments and financing arrangements entered into by our Manager may not fully reflect the best interests of our stockholders.
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
We are subject to risks from natural disasters such as earthquakes and severe weather, including as the result of global climate changes, which may result in damage to our properties.
Natural disasters and severe weather such as earthquakes, tornadoes, hurricanes or floods may result in significant damage to the properties securing our loans or in which we invest. In addition, our investments may be exposed to new or increased risks and liabilities associated with global climate change, such as increased frequency or intensity of adverse weather and natural disasters, which could negatively impact our and our borrowers’ businesses and the value of the properties securing our loans or in which we invest. The extent of our or our borrowers' casualty losses and loss in operating income in connection with such events is a function of the severity of the event and the total amount of exposure in the affected area. When we have geographic concentration of exposures, a single catastrophe (such as an earthquake) or destructive weather event (such as a hurricane) affecting a region may have a significant negative effect on our financial condition and results of operations. We may be materially and adversely affected by our exposure to losses arising from natural disasters or severe weather, including those associated with global climate change.
In addition, global climate change concerns could result in additional legislation and regulatory requirements, including those associated with the transition to a low-carbon economy, which could increase expenses or otherwise adversely impact our business, results of operations and financial condition, or the business, results of operations and financial condition of our borrowers.

The market price and trading volume of our common stock could be volatile and the market price of our common stock could decline, resulting in a substantial or complete loss of your investment.
The stock markets, including the New York Stock Exchange (the "NYSE"), which is the exchange on which our common stock is listed, have experienced significant price and volume fluctuations. In the past, overall weakness in the economy and other factors have contributed to extreme volatility of the equity markets generally, including the market price of our common stock. As a result, the market price of our common stock has been and may continue to be volatile, and investors in our common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. Some of the factors that could negatively affect our stock price or result in fluctuations in the price or trading volume of our common stock include:
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

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
The Company leases office space in Miami Beach, FL; New York, NY; Los Angeles, CA; Stamford, CT and Charlotte, NC. Our headquarters is located in Greenwich, CT in office space leased by our Manager. Refer to Schedule III included in Item 8 of this Form 10‑K for a listing of investment properties owned as of December 31, 2021.
Item 3. Legal Proceedings.
Currently, no material legal proceedings are pending against us that could have a material adverse effect on our business, financial position or results of operations.
Item 4.    Mine Safety Disclosures.
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information and Dividends
The Company’s common stock has been listed on the NYSE and is traded under the symbol “STWD” since its IPO in August 2009. On February 18, 2022, the closing price of our common stock, as reported by the NYSE, was $24.29 per share.
We intend to make regular quarterly distributions to holders of our common stock and distribution equivalents to holders of restricted stock units which are settled in shares of common stock. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income. We generally intend over time to pay quarterly distributions in an amount at least equal to our taxable income. Refer to Note 18 to the Consolidated Financial Statements for the Company’s dividend history for the three years ended December 31, 2021.
Holders
As of February 18, 2022, there were 440 holders of record of the Company’s 304,827,055 shares of common stock outstanding. One of the holders of record is Cede & Co., which holds shares as nominee for The Depository Trust Company which itself holds shares on behalf of other beneficial owners of our common stock.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item is set forth under Item 12 of this Form 10-K and is incorporated herein by reference.

Stock Performance Graph
CUMULATIVE TOTAL RETURN
Based upon initial investment of $100 on December 31, 2016 (1)

	Starwood Property	Bloomberg REIT
	Trust	Mortgage Index	S&P © 500
12/31/2016	$100.00	$100.00	$100.00
12/31/2017	$106.04	$120.27	$121.83
12/31/2018	$107.18	$116.77	$116.49
12/31/2019	$146.56	$144.35	$153.17
12/31/2020	$129.88	$112.30	$181.35
12/31/2021	$176.40	$132.08	$233.41
__________________________________________
(1)Dividend reinvestment is assumed.

Sales of Unregistered Equity Securities

There were no sales of unregistered equity securities during the year ended December 31, 2021.

Issuer Purchases of Equity Securities

There were no purchases of common stock during the year ended December 31, 2021.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company should be read in conjunction with our accompanying Consolidated Financial Statements included in Item 8 of this Form 10‑K. Certain statements we make under this Item 7 constitute “forward‑looking statements” under the Private Securities Litigation Reform Act of 1995. See “Special Note Regarding Forward‑Looking Statements” preceding Part I of this Form 10‑K. You should consider our forward‑looking statements in light of our Consolidated Financial Statements and other financial information appearing elsewhere in this Form 10‑K and our other filings with the SEC.

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
Since our IPO in August 2009, we have evolved from a company focused on opportunistic acquisitions of real estate debt assets from distressed sellers to that of a full‑service real estate finance platform that is primarily focused on the origination and acquisition of commercial real estate debt and equity investments across the capital structure, in the U.S., Europe and Australia. With the Starwood brand, market presence, and lending/asset management platform that we have developed, we are focused primarily on the following opportunities:
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

Establishment of Woodstar Fund
As discussed in Note 2 to the Consolidated Financial Statements, on November 5, 2021, we established Woodstar Portfolio Holdings, LLC (the “Woodstar Fund”), an investment fund which holds our Woodstar multifamily affordable housing portfolios consisting of 59 properties with 15,057 units located in Central and South Florida. In connection therewith, we sold interests of 20.6% in the Woodstar Fund to third party institutional investors for initial cash proceeds of $216.0 million, which was adjusted to $214.2 million post-closing. The Woodstar Fund is accounted for under ASC 946, Financial Services – Investment Companies, with its investments reported on its balance sheet at fair value and changes in fair value each period recognized in earnings.
We serve as the managing member of the Woodstar Fund and hold a 79.4% interest. As a result, we consolidate the accounts of the Woodstar Fund into our Consolidated Financial Statements, retaining the fair value basis of accounting for its investments. Upon the establishment of the Woodstar Fund on November 5, 2021, we recognized a $1.2 billion increase in fair value as a cumulative adjustment to stockholders’ equity, representing the difference between the fair value of the Woodstar Fund's investments on November 5, 2021 of $1.0 billion and their previous net asset carrying value of $(0.2) billion.
As of December 31, 2021, the Woodstar Fund’s investments are carried within “Investments of consolidated affordable housing fund” on our consolidated balance sheet. Commencing November 5, 2021, income from the Woodstar

Fund’s investments is recognized within “Income from investments of affordable housing fund” in the other income (loss) section of our consolidated statement of operations and consists of cash distributions received from, and fair value changes in, those investments.
COVID-19 Pandemic
The full extent of the impact and effects of the COVID-19 pandemic will depend on future developments, including, among other factors, the duration, spread and resurgences of the virus, including certain variants thereof, along with related travel advisories and restrictions, the recovery time of the disrupted supply chains and industries, the impact of labor market interruptions, the impact of government interventions, the pace, scope and efficacy of vaccination and booster programs, and general uncertainty as to the impact of COVID-19, including related variants, on the global economy.
Further discussion of the potential impacts on our business, financial condition, results of operations, liquidity, the market price of our common stock and our ability to make distributions to our stockholders from the COVID-19 pandemic is provided in the section entitled “Risk Factors” in Part I, Item 1A of this Form 10-K.
Developments During the Fourth Quarter of 2021
Commercial and Residential Lending Segment
•Originated or acquired $4.4 billion of commercial loans during the quarter, including the following:
◦€457.8 million ($517.4 million) first mortgage and mezzanine loan to a global data center infrastructure developer for the development of four pre-leased centers in Ireland, of which the Company funded $31.7 million.
◦$360.0 million first mortgage and mezzanine loan for the construction of a 15-story multifamily development located in Pennsylvania, of which the Company funded $45.5 million and sold the $250.0 million first mortgage loan.
◦£243.3 million ($326.2 million) first mortgage loan for the development of a mixed-use space incorporating 485 multifamily units with 180,000 square feet of commercial space located in London, England, which the Company has not yet funded.
◦$301.0 million first mortgage and mezzanine loan for a recently completed 10-floor, 616,328 square foot office condominium located in New York, of which the Company funded $196.8 million.
◦$233.2 million first mortgage and mezzanine loan for the acquisition of 10 office buildings located in Florida, of which the Company funded $223.4 million.
◦$220.8 million first mortgage and mezzanine loan for the construction of two distribution centers and the pre-development of a multilevel industrial warehouse located in New York, of which the Company funded $123.6 million.
◦€177.0 million ($200.5 million) subscription notes secured by a first mortgage on a five star hotel located in Italy, which the Company fully funded.
•Funded $243.8 million of previously originated commercial loan commitments.
•Received gross proceeds of $600.2 million ($421.4 million, net of debt repayments) from maturities and principal repayments on our commercial loans.
•Received gross proceeds of $64.1 million ($29.4 million, net of debt repayments) from sales of senior interests in first mortgage loans.
•Acquired $1.8 billion of residential loans, of which $94.5 million related to principal acquired upon redemption of a consolidated RMBS trust.

•Received proceeds of $1.1 billion, including retained RMBS of $56.1 million, from the securitization and sales of $1.1 billion of residential loans.
Infrastructure Lending Segment
•Acquired $427.3 million of infrastructure loans and funded $16.8 million of pre-existing infrastructure loan commitments.
•Received proceeds of $148.3 million from principal repayments on our infrastructure loans and bonds and $12.8 million from sales of infrastructure loans.
Property Segment
•On November 5, 2021, we established the Woodstar Fund with third party institutional investors, as discussed in the Establishment of Woodstar Fund section above.
•Prior to the establishment of the Woodstar Fund, we refinanced our Woodstar I Portfolio by entering into a loan agreement with total borrowings of $380.0 million, secured by mortgages on certain properties. The loan carries a two-year term, with three one-year extension options, and has an annual interest rate of LIBOR + 2.11%. In connection with this upsize, we acquired an interest rate cap with a strike of 1.00%. A portion of the net proceeds was used to repay $217.1 million of outstanding mortgage loans on those properties with a weighted average annual interest rate of LIBOR + 2.71%.
Investing and Servicing Segment
•Originated or acquired commercial conduit loans of $457.5 million.
•Received proceeds of $467.6 million from sales of previously originated or acquired commercial conduit loans.
•Acquired CMBS for a purchase price of $9.0 million.
•Obtained six new special servicing assignments for CMBS trusts with a total unpaid principal balance of $4.8 billion, bringing our total named special servicing portfolio to $94.8 billion.
•Sold commercial real estate for gross proceeds of $37.8 million and recognized a gain of $12.5 million.
Corporate
•Issued $400.0 million of 3.75% Senior Notes due 2024 (the “2024 Senior Notes”).
•Repaid the remaining $300.0 million of 5.00% Senior Notes due December 2021 (the "2021 Senior Notes") upon maturity.
•Issued 16.0 million shares of our common stock for cash proceeds of $393.1 million.

Developments During 2021
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
•In July 2021, we contributed into a single asset securitization (“SASB”), STWD 2021-HTS, a $230.0 million first mortgage and mezzanine loan we originated in 2021 on a portfolio of 41 extended stay hotels. The securitization provided $210.1 million of third party financing at a weighted average cost of financing of LIBOR + 2.48%, inclusive of the amortization of deferred issuance costs.
•Originated or acquired $10.0 billion of commercial loans during the year, including the following:
◦€457.8 million ($517.4 million) first mortgage and mezzanine loan to a global data center infrastructure developer for the development of four pre-leased centers in Ireland, of which the Company funded $31.7 million.
◦£360.0 million ($504.5 million) first mortgage loan to finance the acquisition of a portfolio of vacation cottages, caravan homes and resorts across the United Kingdom, which the Company fully funded.
◦$460.0 million first mortgage, mezzanine loan and preferred equity interest for the refinancing of a five-asset portfolio that includes four multifamily properties ($298.0 million) and an office property ($162.0 million) located in New York and Connecticut, of which the Company funded $394.7 million.
◦$360.0 million first mortgage and mezzanine loan for the construction of a 15-story multifamily development located in Pennsylvania, of which the Company funded $45.5 million and sold the $250.0 million first mortgage loan.
◦£243.3 million ($326.2 million) first mortgage loan for the development of a mixed-use space incorporating 485 multifamily units with 180,000 square feet of commercial space located in London, England, which the Company has not yet funded.
◦£227.6 million ($317.5 million) first mortgage loan for the refinancing of 14 assisted living facilities located across the United Kingdom, which the Company fully funded.
◦$301.0 million first mortgage and mezzanine loan for a recently completed 10-floor, 616,328 square foot office condominium located in New York, of which the Company funded $196.8 million.
◦$295.0 million first mortgage and mezzanine loan for the refinancing of a 666 unit Class A high-rise multifamily property and 70,873 square foot office building located in California, of which the Company funded $280.0 million.
◦$253.0 million first mortgage and mezzanine loan for the refinancing of a 495 unit, three tower multifamily property located in Florida, of which the Company funded $217.5 million.
•Funded $529.3 million of previously originated commercial loan commitments.
•Received gross proceeds of $3.7 billion ($1.7 billion, net of debt repayments) from maturities and principal repayments on our commercial loans.
•Received gross proceeds of $307.3 million and $21.5 million ($68.3 million and $2.5 million, net of debt repayments) from sales of senior interests in first mortgage loans and whole loan interests, respectively.

•Sold commercial real estate in Montgomery, Alabama that was previously acquired through foreclosure in March 2019 for gross proceeds of $31.2 million and recognized a gain of $17.7 million. At the foreclosure date, the loan had a carrying value of $9.0 million ($20.9 million unpaid principal balance net of an $8.3 million allowance and $3.6 million of unamortized discount).
•Entered into or amended commercial loan repurchase facilities to increase the available borrowings by $1.7 billion.
•Acquired $4.5 billion of residential loans, of which $529.1 million related to principal acquired upon redemption of three consolidated RMBS trusts.
•Received proceeds of $2.6 billion, including retained RMBS of $168.8 million, from the securitization and sales of $2.5 billion of residential loans.
•Received proceeds of $30.7 million from the sale of retained RMBS.
•Entered into or amended residential loan repurchase facilities to increase the available borrowings by $2.1 billion.
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
•Acquired $771.6 million of infrastructure loans and funded $70.2 million of pre-existing infrastructure loan commitments.
•Received proceeds of $365.4 million from principal repayments on our infrastructure loans and bonds and $15.3 million from sales of infrastructure loans.
Property Segment
•On November 5, 2021, we established the Woodstar Fund with third party institutional investors, as discussed in the Establishment of Woodstar Fund section above.
•Prior to the establishment of the Woodstar Fund, we entered into mortgage loans to upsize and reprice a portion of our Woodstar I and Woodstar II Portfolio debt. We borrowed a total of $462.9 million, of which $222.0 million was used to repay a portion of our existing mortgage loans. The new $380.0 million Woodstar I mortgage loan carries a two-year term, with three one-year extension options, and has an annual interest rate of LIBOR + 2.11%. In connection with this upsize, we acquired an interest rate cap with a strike of 1.00%. The new $82.9 million Woodstar II mortgage loans carry seven-year terms and a weighted average fixed annual interest rate of 4.36%. All mortgage loans related to the Woodstar I and Woodstar II Portfolios are now reflected net within “Investments of consolidated affordable housing fund”, as discussed in the Establishment of Woodstar Fund section above.
Investing and Servicing Segment
•Originated and acquired commercial conduit loans of $1.4 billion.
•Received proceeds of $1.2 billion from sales of previously originated and acquired commercial conduit loans.
•Acquired CMBS for a purchase price of $71.5 million, of which $2.5 million related to non-controlling interests, and sold CMBS for total gross proceeds of $38.7 million, of which $10.6 million related to non-controlling interests.
•Obtained 26 new special servicing assignments for CMBS trusts with a total unpaid principal balance of $20.9 billion, bringing our total named special servicing portfolio to $94.8 billion.
•Sold commercial real estate for gross proceeds of $68.7 million and recognized a gain of $22.2 million.

Corporate
•Issued $400.0 million of 3.625% Senior Notes due 2026 (the “2026 Senior Notes”).
•Issued $400.0 million of 3.75% Senior Notes due 2024.
•Repaid the full $700.0 million of 5.00% Senior Notes due December 2021.
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
•Issued 16.0 million shares of our common stock for cash proceeds of $393.1 million.
Subsequent Events
Refer to Note 25 to the Consolidated Financial Statements for disclosure regarding significant transactions that occurred subsequent to December 31, 2021.

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
The following table compares our summarized results of operations for the years ended December 31, 2021, 2020 and 2019 by business segment (amounts in thousands):

	For the Year Ended December 31,			$ Change 2021 vs. 2020	$ Change 2020 vs. 2019
	2021	2020	2019
Revenues:
Commercial and Residential Lending Segment	$779,321	$749,660	$693,032	$29,661	$56,628
Infrastructure Lending Segment	87,540	80,987	106,649	6,553	(25,662)
Property Segment	235,038	255,745	287,503	(20,707)	(31,758)
Investing and Servicing Segment	210,185	183,027	253,931	27,158	(70,904)
Corporate	—	—	26	—	(26)
Securitization VIE eliminations	(141,996)	(133,264)	(144,722)	(8,732)	11,458
	1,170,088	1,136,155	1,196,419	33,933	(60,264)
Costs and expenses:
Commercial and Residential Lending Segment	249,677	273,861	261,150	(24,184)	12,711
Infrastructure Lending Segment	64,775	54,008	85,764	10,767	(31,756)
Property Segment	226,583	243,857	272,911	(17,274)	(29,054)
Investing and Servicing Segment	144,055	138,677	165,094	5,378	(26,417)
Corporate	304,468	253,997	245,049	50,471	8,948
Securitization VIE eliminations	(501)	8	(144)	(509)	152
	989,057	964,408	1,029,824	24,649	(65,416)
Other income (loss):
Commercial and Residential Lending Segment	58,595	53,126	20,806	5,469	32,320
Infrastructure Lending Segment	1,178	(2,712)	(11,510)	3,890	8,798
Property Segment	11,299	(36,757)	(708)	48,056	(36,049)
Investing and Servicing Segment	118,961	34,224	205,420	84,737	(171,196)
Corporate	(11,023)	33,158	24,523	(44,181)	8,635
Securitization VIE eliminations	141,054	133,492	145,041	7,562	(11,549)
	320,064	214,531	383,572	105,533	(169,041)
Income (loss) before income taxes:
Commercial and Residential Lending Segment	588,239	528,925	452,688	59,314	76,237
Infrastructure Lending Segment	23,943	24,267	9,375	(324)	14,892
Property Segment	19,754	(24,869)	13,884	44,623	(38,753)
Investing and Servicing Segment	185,091	78,574	294,257	106,517	(215,683)
Corporate	(315,491)	(220,839)	(220,500)	(94,652)	(339)
Securitization VIE eliminations	(441)	220	463	(661)	(243)
	501,095	386,278	550,167	114,817	(163,889)
Income tax provision	(8,669)	(20,197)	(13,232)	11,528	(6,965)
Net income attributable to non-controlling interests	(44,687)	(34,392)	(27,271)	(10,295)	(7,121)
Net income attributable to Starwood Property Trust, Inc.	$447,739	$331,689	$509,664	$116,050	$(177,975)

Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020
Commercial and Residential Lending Segment
Revenues
For the year ended December 31, 2021, revenues of our Commercial and Residential Lending Segment increased $29.7 million to $779.3 million, compared to $749.6 million for the year ended December 31, 2020. This increase was primarily due to increases in interest income from loans of $40.0 million, partially offset by a decrease in interest income from investment securities of $10.9 million. The increase in interest income from loans reflects a $37.2 million increase from commercial loans, reflecting higher average balances partially offset by lower prepayment related income, loans placed on nonaccrual and lower average LIBOR rates (partly mitigated by the LIBOR floors on most of our commercial loans) and a $2.8 million increase from residential loans principally due to higher average balances reflecting the timing of purchases and securitizations. The decrease in interest income from investment securities was primarily due to lower commercial and residential average investment balances, reflecting net repayments and liquidations, and lower average LIBOR rates affecting certain commercial investments.
Costs and Expenses
For the year ended December 31, 2021, costs and expenses of our Commercial and Residential Lending Segment decreased $24.1 million to $249.7 million, compared to $273.8 million for the year ended December 31, 2020. This decrease was primarily due to a $50.8 million decrease in credit loss provision, partially offset by a $30.1 million increase in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio. The credit loss provision decreased from a provision of $47.2 million during the year ended December 31, 2020 to a $3.6 million reversal during the year ended December 31, 2021. The large provision in the year ended December 31, 2020 was due to the significant deterioration in macroeconomic forecasts resulting from the initial disruption caused by the COVID-19 pandemic and its effect on our then estimate of current expected credit losses (“CECL”). The credit loss reversal during the year ended December 31, 2021 was primarily due to an improvement in macroeconomic forecasts. The increase in interest expense was primarily due to higher average borrowings outstanding, partially offset by lower average LIBOR rates.

Net Interest Income (amounts in thousands)

	For the Year Ended December 31,
	2021	2020	Change
Interest income from loans	$705,499	$665,503	$39,996
Interest income from investment securities	67,589	78,490	(10,901)
Interest expense	(206,353)	(176,230)	(30,123)
Net interest income	$566,735	$567,763	$(1,028)
For the year ended December 31, 2021, net interest income of our Commercial and Residential Lending Segment decreased $1.1 million to $566.7 million, compared to $567.8 million for the year ended December 31, 2020. This decrease reflects the net increase in interest income which was slightly more than offset by the increase in interest expense on our secured financing facilities, both as discussed in the sections above.
During the years ended December 31, 2021 and 2020, the weighted average unlevered yields on the Commercial and Residential Lending Segment’s loans and investment securities, excluding retained RMBS, were as follows:

	For the Year Ended December 31,
	2021	2020
Commercial	5.7%	6.6%
Residential	4.6%	5.7%
Overall	5.6%	6.6%
The overall weighted average unlevered yield on our commercial loans decreased primarily due to repayment of loans with higher LIBOR floors being replaced by newer loans with lower floating rate floors, lower prepayment related income and certain loans being placed on nonaccrual in 2021. The unlevered yield on our residential loans decreased due to lower weighted average coupons which resulted from market spread tightening as well as a change in the composition of our residential loan portfolio to include more agency loans which generally carry a lower coupon than non-agency loans.
During the years ended December 31, 2021 and 2020, the Commercial and Residential Lending Segment’s weighted average secured borrowing rates, inclusive of interest rate hedging costs and the amortization of deferred financing fees, were 2.5% and 2.8%, respectively. The decrease in borrowing rates primarily reflects decreases in LIBOR.
Other Income
For the year ended December 31, 2021, other income of our Commercial and Residential Lending Segment increased $5.5 million to $58.6 million, compared to $53.1 million for the year ended December 31, 2020. This increase primarily reflects (i) a $131.8 million favorable change in gain (loss) on derivatives, (ii) a $17.7 million gain on sale of a foreclosed property in the first quarter of 2021 and (iii) a $6.8 million lesser decrease in fair value of investment securities, partially offset by (iv) a $78.2 million unfavorable change in foreign currency gain (loss), (v) a $63.1 million lesser increase in fair value of residential loans and (vi) $4.6 million of transfer taxes related to the foreclosure of a residential conversion project. The favorable change in gain (loss) on derivatives during the year ended December 31, 2021 reflects a $73.1 million favorable change in gain (loss) on foreign currency hedges and a $58.7 million favorable change in gain (loss) on interest rate swaps. The foreign currency hedges are used to fix the U.S. dollar amounts of cash flows (both interest and principal payments) we expect to receive from our foreign currency denominated loans and investments. The unfavorable change in foreign currency gain (loss) and favorable change in foreign currency hedges reflect the strengthening of the U.S. dollar against the pound sterling (“GBP”), Euro (“EUR”) and Australian dollar (“AUD”) during the year ended December 31, 2021 compared to a weakening of the U.S. dollar against those currencies during the year ended December 31, 2020. The interest rate swaps are used primarily to fix our interest rate payments on certain variable rate borrowings which fund fixed rate investments and to hedge our interest rate risk on residential loans held-for-sale.
Infrastructure Lending Segment
Revenues
For the year ended December 31, 2021, revenues of our Infrastructure Lending Segment increased $6.5 million to $87.5 million, compared to $81.0 million for the year ended December 31, 2020. This increase was primarily due to an increase in interest income from loans of $7.2 million principally due to higher average balances outstanding, partially offset by lower average LIBOR rates.
Costs and Expenses
For the year ended December 31, 2021, costs and expenses of our Infrastructure Lending Segment increased $10.8 million to $64.8 million, compared to $54.0 million for the year ended December 31, 2020. The increase was primarily due to (i) a $16.0 million increase in credit loss provision, partially offset by (ii) a $3.2 million decrease in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio and (iii) a $1.1 million decrease in general and administrative expenses. The credit loss provision increased to $11.9 million during the year ended December 31, 2021 compared to a $4.1 million reversal during the year ended December 31, 2020. The $11.9 million provision in 2021 includes a $10.1 million specific reserve for a loan which became credit deteriorated during the fourth quarter of 2021. The decrease in interest expense was primarily due to lower average LIBOR rates.
Net Interest Income (amounts in thousands)

	For the Year Ended December 31,
	2021	2020	Change
Interest income from loans	$85,057	$77,851	$7,206
Interest income from investment securities	2,190	2,637	(447)
Interest expense	(37,671)	(40,913)	3,242
Net interest income	$49,576	$39,575	$10,001
For the year ended December 31, 2021, net interest income of our Infrastructure Lending Segment increased $10.0 million to $49.6 million, compared to $39.6 million for the year ended December 31, 2020. The increase reflects the increase in interest income from loans and the decrease in interest expense on the secured financing facilities, both as discussed in the sections above.

During the years ended December 31, 2021 and 2020, the weighted average unlevered yields on the Infrastructure Lending Segment’s investments were as follows:

	For the Year Ended December 31,
	2021	2020
Loans and investment securities held-for-investment	5.0%	5.2%
Loans held-for-sale	2.9%	3.5%
During the years ended December 31, 2021 and 2020, the Infrastructure Lending Segment’s weighted average secured borrowing rates, inclusive of the amortization of deferred financing fees, were 2.8% and 3.4%, respectively.
Other Income (Loss)
For the years ended December 31, 2021 and 2020, other income (loss) of our Infrastructure Lending Segment improved $3.9 million to income of $1.2 million, compared to a loss of $2.7 million for the year ended December 31, 2020. The improvement primarily reflects a $2.8 million favorable change in gain (loss) on interest rate and other derivatives and a $1.9 million increase in earnings from an unconsolidated entity.
Property Segment
Change in Results by Portfolio (amounts in thousands)

	$ Change from prior period
	Revenues	Costs and expenses	Gain (loss) on derivative financial instruments	Other income (loss)	Income (loss) before income taxes
Master Lease Portfolio	$(11)	$(117)	$—	$—	$106
Medical Office Portfolio	(595)	(4,230)	43,929	—	47,564
Woodstar I Portfolio	(11,356)	(12,467)	617	(3,437)	(1,709)
Woodstar II Portfolio	(8,714)	(4,099)	—	(141)	(4,756)
Woodstar Fund	—	1,986	—	6,425	4,439
Other/Corporate	(31)	1,653	—	663	(1,021)
Total	$(20,707)	$(17,274)	$44,546	$3,510	$44,623
See Notes 7 and 8 to the Consolidated Financial Statements for a description of the above-referenced Property Segment portfolios and fund.
Revenues
For the year ended December 31, 2021, revenues of our Property Segment decreased $20.7 million to $235.0 million, compared to $255.7 million for the year ended December 31, 2020, primarily reflecting less than a full year of revenues attributable to the Woodstar Portfolios in 2021 due to their November 5, 2021 conversion to the Woodstar Fund.
Costs and Expenses
For the year ended December 31, 2021, costs and expenses of our Property Segment decreased $17.3 million to $226.6 million, compared to $243.9 million for the year ended December 31, 2020, primarily reflecting less than a full year of costs and expenses attributable to the Woodstar Portfolios in 2021 due to their November 5, 2021 conversion to the Woodstar Fund.
Other Income (Loss)
For the year ended December 31, 2021, other income (loss) of our Property Segment improved $48.1 million to income of $11.3 million, compared to a loss of $36.8 million for the year ended December 31, 2020. The improvement in other income (loss) was primarily due to (i) a $44.5 million favorable change in gain (loss) on derivatives which primarily hedge our interest rate risk on borrowings secured by our Medical Office Portfolio and (ii) $6.4 million of income from the Woodstar Fund, partially offset by (iii) a $3.1 million increase in loss on extinguishment of debt primarily related to the refinancing of certain Woodstar properties before their conversion to the Woodstar Fund.

Investing and Servicing Segment
Revenues
For the year ended December 31, 2021, revenues of our Investing and Servicing Segment increased $27.2 million to $210.2 million, compared to $183.0 million for the year ended December 31, 2020. The increase in revenues was primarily due to (i) a $17.1 million increase in servicing fees reflecting an increased volume of COVID-19 related loan resolutions, (ii) a $5.3 million increase in other fee income related to the origination of certain loans contributed into CMBS transactions and (iii) a $4.1 million increase in interest income from CMBS investments and conduit loans.
Costs and Expenses
For the year ended December 31, 2021, costs and expenses of our Investing and Servicing Segment increased $5.4 million to $144.1 million, compared to $138.7 million for the year ended December 31, 2020. The increase in costs and expenses was primarily due to an increase of $8.8 million in general and administrative expenses reflecting increased incentive compensation principally due to higher securitization volume, partially offset by a $1.8 million decrease in interest expense on borrowings related to conduit loans and properties held.
Other Income
For the year ended December 31, 2021, other income of our Investing and Servicing Segment increased $84.7 million to $118.9 million, compared to $34.2 million for the year ended December 31, 2020. The increase in other income was primarily due to (i) a $79.6 million favorable change in fair value of CMBS investments, (ii) a $29.6 million favorable change in gain (loss) on derivatives which primarily hedge our interest rate risk on conduit loans and CMBS investments and (iii) a $14.2 million increase in gain on sale of properties, partially offset by (iv) a $30.0 million decrease in earnings from unconsolidated entities and (v) a $7.1 million lesser increase in fair value of servicing rights. The fair value of our CMBS investments was adversely affected during the year ended December 31, 2020 by widening credit spreads resulting from market disruption and dislocation caused by the initial impacts of COVID-19. The decrease in earnings from unconsolidated entities reflects the nonrecurrence of realized and unrealized gains totaling $27.9 million resulting from the sale in April 2020 of a portion of our unconsolidated equity interest in a servicing and advisory business.
Corporate and Other Items
Corporate Costs and Expenses
For the year ended December 31, 2021, corporate expenses increased $50.5 million to $304.5 million, compared to $254.0 million for the year ended December 31, 2020. This increase was primarily due to increases of (i) $42.2 million in management fees, primarily reflecting incentive fees related to the Woodstar Fund transaction, (ii) $6.1 million in interest expense on higher average outstanding term loan and unsecured senior note balances and (iii) $2.2 million in general and administrative expenses.
Corporate Other Income (Loss)
For the year ended December 31, 2021, corporate other income decreased $44.1 million to a loss of $11.0 million, compared to income of $33.1 million for the year ended December 31, 2020. This decrease was primarily due to a $44.1 million unfavorable change in gain (loss) on interest rate swaps which hedge a portion of our unsecured senior notes used to repay variable-rate secured financing.
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

Income Tax Provision
Our consolidated income taxes principally relate to the taxable nature of our loan servicing and loan securitization businesses which are housed in taxable REIT subsidiaries (“TRSs”). For the year ended December 31, 2021, our income tax provision decreased $11.5 million to $8.7 million, compared to $20.2 million for the year ended December 31, 2020 due to a decrease in overall taxable income of our TRSs during the year ended December 31, 2021.
Net Income Attributable to Non-controlling Interests
For the year ended December 31, 2021, net income attributable to non-controlling interests increased $10.3 million to $44.7 million, compared to $34.4 million for the year ended December 31, 2020. The increase was primarily due to non-controlling interests in increased earnings of a consolidated CMBS joint venture in which we hold a 51% interest.
Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019
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
Costs and Expenses
For the year ended December 31, 2020, costs and expenses of our Commercial and Residential Lending Segment increased $12.7 million to $273.8 million, compared to $261.1 million for the year ended December 31, 2019. This increase was primarily due to a $44.6 million increase in credit loss provision and a $12.5 million increase in general and administrative expenses primarily related to compensation and residential loan procurement, partially offset by a $45.9 million decrease in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio. The increase in the credit loss provision was due to the recognition of CECL during the year ended December 31, 2020 in accordance with the new credit loss accounting standard effective January 1, 2020 (see Notes 2 and 5 to the Consolidated Financial Statements). The CECL provision during the year ended December 31, 2020 was magnified by the significant deterioration in macroeconomic forecasts between the January 1, 2020 CECL effective date and year end due to the economic disruption caused by the COVID-19 pandemic. The decrease in interest expense was primarily due to lower average LIBOR rates partially offset by higher average borrowings outstanding.
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

During the years ended December 31, 2020 and 2019, the weighted average unlevered yields on the Commercial and Residential Lending Segment’s loans and investment securities, excluding retained RMBS, were as follows:

	For the Year Ended December 31,
	2020	2019
Commercial	6.6%	7.3%
Residential	5.7%	5.8%
Overall	6.6%	7.2%
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
Other Income
For the year ended December 31, 2020, other income of our Commercial and Residential Lending Segment increased $32.3 million to $53.1 million, compared to $20.8 million for the year ended December 31, 2019. This increase was primarily due to (i) a $66.4 million greater increase in fair value of residential loans and (ii) a $24.9 million decrease in foreign currency loss, partially offset by (iii) a $38.3 million increased loss on derivatives, (iv) a $14.0 million greater decrease in fair value of investment securities and (v) a $5.6 million unfavorable change in gains (losses) on sales of loans and securities. The greater increase in fair value of residential loans primarily reflects the simultaneous purchase and securitization of $478.9 million of loans in the third quarter of 2020, pursuant to a trade confirmation that we entered into in the second quarter of 2020. The increased loss on derivatives reflects a $26.4 million increased loss on foreign currency hedges and an $11.9 million increased loss on interest rate swaps. The foreign currency hedges are used to fix the U.S. dollar amounts of cash flows (both interest and principal payments) we expect to receive from our foreign currency denominated loans and investments. The increased foreign currency gain and increased loss on foreign currency hedges reflect a weakening of the U.S. dollar against the GBP, AUD and EUR, during the year ended December 31, 2020 versus a lesser overall weakening of the U.S. dollar during the year ended December 31, 2019. The interest rate swaps are used primarily to fix our interest rate payments on certain variable rate borrowings which fund fixed rate investments and to hedge our interest rate risk on residential loans held-for-sale. The greater decrease in fair value of investment securities reflects the widening of credit spreads resulting from market disruption and dislocation caused by the impacts of COVID-19 during 2020.
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
Property Segment
Change in Results by Portfolio (amounts in thousands)

	$ Change from prior year
	Revenues	Costs and expenses	Gain (loss) on derivative financial instruments	Other income (loss)	Income (loss) before income taxes
Master Lease Portfolio	$10	$127	$—	$100	$(17)
Medical Office Portfolio	(29)	(8,015)	(18,207)	4,745	(5,476)
Woodstar I Portfolio	1,562	7,332	(295)	(1,703)	(7,768)
Woodstar II Portfolio	1,437	923	—	—	514
Ireland Portfolio	(34,738)	(28,563)	(14,606)	(120,449)	(141,230)
Investments in unconsolidated entities	—	(72)	—	114,362	114,434
Other/Corporate	—	(786)	—	4	790
Total	$(31,758)	$(29,054)	$(33,108)	$(2,941)	$(38,753)
See Notes 7 and 8 to the Consolidated Financial Statements for a description of the above-referenced Property Segment portfolios. As discussed in Note 3, the Ireland Portfolio, which was comprised of 11 office properties and one multifamily property all located in Dublin, Ireland, was sold in December 2019.
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
Other Loss
For the year ended December 31, 2020, other loss of our Property Segment increased $36.1 million to $36.8 million, compared to $0.7 million for the year ended December 31, 2019. The increase in other loss was primarily due to a $33.1 million increased loss on derivatives reflecting (i) an $18.5 million increased loss on interest rate swaps which primarily hedge the variable interest rate risk on borrowings secured by our Medical Office Portfolio and (ii) the non-recurrence of a $14.6 million gain in 2019 on foreign exchange contracts which economically hedged our Euro currency exposure to the Ireland Portfolio. Other non-recurring items included a $119.7 million gain in 2019 on the sale of the Ireland Portfolio, substantially offset by a $114.4 million loss in 2019 from our equity investee that owned four regional shopping malls (the “Retail Fund”). Our investment in the Retail Fund was written off as of December 31, 2019 due to continued declines in the estimated fair values of its properties.
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
Other Income
For the year ended December 31, 2020, other income of our Investing and Servicing Segment decreased $171.2 million to $34.2 million, compared to $205.4 million for the year ended December 31, 2019. The decrease in other income was primarily due to (i) a $140.6 million unfavorable change in fair value of CMBS investments primarily due to widening credit spreads resulting from market disruption and dislocation caused by the impacts of COVID-19 in 2020, (ii) a $52.7 million decreased gain on sales of operating properties, (iii) a $13.9 million increased loss on derivatives which primarily hedge our interest rate risk on conduit loans and (iv) a $4.9 million lesser increase in fair value of conduit loans, all partially offset by (v) realized and unrealized gains totaling $27.9 million resulting from the sale in April 2020 of a portion of our unconsolidated equity interest in a servicing and advisory business and (vi) a $12.9 million favorable change in fair value of servicing rights.
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
Securitization VIE Eliminations
Refer to the preceding comparison of the year ended December 31, 2021 to the year ended December 31, 2020 for a discussion of securitization VIE eliminations.
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
The following table presents our diluted weighted average shares used in our GAAP EPS calculation reconciled to our diluted weighted average shares used in our Distributable EPS calculation (amounts in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Diluted weighted average shares - GAAP EPS	296,826	282,483	289,712
Add: Unvested stock awards	4,107	2,801	2,271
Add: Woodstar II Class A Units	10,154	10,656	11,365
Less: Convertible Notes dilution	(9,649)	—	(9,805)
Diluted weighted average shares - Distributable EPS	301,438	295,940	293,543
The definition of Distributable Earnings allows management to make adjustments, subject to the approval of a majority of our independent directors, in situations where such adjustments are considered appropriate in order for Distributable Earnings to be calculated in a manner consistent with its definition and objective.
We encountered this type of situation during 2021 when we sold a 20.6% interest in the Woodstar Fund to third parties. As a result of the conversion of the Woodstar Fund into an investment company and our consolidation of the Woodstar Fund as discussed in Notes 2 and 8 of our Consolidated Financial Statements, we recorded a $1.2 billion cumulative effect adjustment in stockholders’ equity, computed as the difference between the fair value and previous carrying value of the Woodstar Fund’s investments. Although this amount was recognized from a GAAP perspective, the adjustment was recorded directly to stockholders’ equity and was not reflected in GAAP earnings.
In an effort to reflect the cash received for the 20.6% portion of the Woodstar Fund that was sold to third parties, we modified the definition of Distributable Earnings to allow for the treatment of sales as realized if GAAP would otherwise view them as realized even when not recorded in GAAP earnings. This modification was further refined to not include the entirety of the cumulative effect adjustment in Distributable Earnings, but rather to only include the portion for which cash was received. We believe this is consistent with the definition of Distributable Earnings where changes in fair value are not recognized until realized and is likewise consistent with the determination of taxable income.
The following table summarizes our quarterly Distributable Earnings per weighted average diluted share for the years ended December 31, 2021, 2020 and 2019:

	Distributable Earnings For the Three-Month Periods Ended
	March 31,	June 30,	September 30,	December 31,
2021	$0.50	$0.51	$0.52	$1.10
2020	0.55	0.43	0.50	0.50
2019	0.28	0.52	0.52	0.47

Distributable Earnings per weighted average diluted share for the year ended December 31, 2019 does not equal the sum of the individual quarters due to rounding and other computational factors.

The following table presents our summarized results of operations and reconciliation to Distributable Earnings for the year ended December 31, 2021, by business segment (amounts in thousands, except per share data):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Total
Revenues	$779,321	$87,540	$235,038	$210,185	$—	$1,312,084
Costs and expenses	(249,677)	(64,775)	(226,583)	(144,055)	(304,468)	(989,558)
Other income (loss)	58,595	1,178	11,299	118,961	(11,023)	179,010
Income (loss) before income taxes	588,239	23,943	19,754	185,091	(315,491)	501,536
Income tax (provision) benefit	(1,201)	306	—	(7,775)	1	(8,669)
Income attributable to non-controlling interests	(14)	—	(20,121)	(24,993)	—	(45,128)
Net income (loss) attributable to Starwood Property Trust, Inc.	587,024	24,249	(367)	152,323	(315,490)	447,739
Add / (Deduct):
Non-controlling interests attributable to Woodstar II Class A Units	—	—	19,373	—	—	19,373
Non-cash equity compensation expense	7,210	2,217	197	4,129	25,534	39,287
Management incentive fee	—	—	—	—	70,270	70,270
Acquisition and investment pursuit costs	(555)	—	(355)	(166)	—	(1,076)
Depreciation and amortization	1,003	363	66,101	15,078	—	82,545
Credit loss (reversal) provision, net	(3,560)	11,895	—	—	—	8,335
Interest income adjustment for securities	(1,437)	—	—	17,301	—	15,864
Extinguishment of debt, net	—	—	—	—	(986)	(986)
Income tax (provision) benefit associated with realized (gains) losses	(6,495)	—	—	405	—	(6,090)
Other non-cash items	14	—	(771)	(1,435)	415	(1,777)
Reversal of GAAP unrealized (gains) / losses on:
Loans	(13,836)	—	—	(55,214)	—	(69,050)
Securities	8,277	—	—	(28,221)	—	(19,944)
Woodstar Fund investments	—	—	(6,425)	—	—	(6,425)
Derivatives	(80,740)	(1,497)	(17,269)	(10,966)	20,346	(90,126)
Foreign currency	36,045	183	—	64	—	36,292
(Earnings) loss from unconsolidated entities	(6,984)	(1,160)	—	(815)	—	(8,959)
Sales of properties	(17,693)	—	—	(22,210)	—	(39,903)
Recognition of Distributable realized gains / (losses) on:
Loans	45,621	—	—	57,723	—	103,344
Realized credit loss	(14,807)	—	—	—	—	(14,807)
Securities	(38,180)	—	—	2,045	—	(36,135)
Woodstar Fund investments	—	—	7,027	—	—	7,027
Sale of interest in Woodstar Fund	—	—	196,410	—	—	196,410
Derivatives	9,251	217	(138)	5,563	—	14,893
Foreign currency	12,471	(145)	—	(64)	—	12,262
Earnings (loss) from unconsolidated entities	11,356	1,160	—	2,456	—	14,972
Sales of properties	8,298	—		12,483	—	20,781
Distributable Earnings (Loss)	$542,283	$37,482	$263,783	$150,479	$(199,911)	$794,116
Distributable Earnings (Loss) per Weighted Average Diluted Share	$1.80	$0.12	$0.87	$0.50	$(0.66)	$2.63

The following table presents our summarized results of operations and reconciliation to Distributable Earnings for the year ended December 31, 2020, by business segment (amounts in thousands, except per share data):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Total
Revenues	$749,660	$80,987	$255,745	$183,027	$—	$1,269,419
Costs and expenses	(273,861)	(54,008)	(243,857)	(138,677)	(253,997)	(964,400)
Other (loss) income	53,126	(2,712)	(36,757)	34,224	33,158	81,039
Income (loss) before income taxes	528,925	24,267	(24,869)	78,574	(220,839)	386,058
Income tax (provision) benefit	(21,091)	(117)	—	1,011	—	(20,197)
Income attributable to non-controlling interests	(14)	—	(20,394)	(13,764)	—	(34,172)
Net income (loss) attributable to Starwood Property Trust, Inc.	507,820	24,150	(45,263)	65,821	(220,839)	331,689
Add / (Deduct):
Non-controlling interests attributable to Woodstar II Class A Units	—	—	20,394	—	—	20,394
Non-cash equity compensation expense	4,454	1,120	219	4,594	20,854	31,241
Management incentive fee	—	—	—	—	30,773	30,773
Acquisition and investment pursuit costs	123	—	(355)	(72)	—	(304)
Depreciation and amortization	1,467	294	76,544	14,501	—	92,806
Credit loss provision, net	46,215	(4,103)	—	—	—	42,112
Interest income adjustment for securities	(864)	—	—	15,101	—	14,237
Extinguishment of debt, net	—	—	—	—	(986)	(986)
Income tax provision (benefit) associated with fair value adjustments	6,495	—	—	(405)	—	6,090
Other non-cash items	14	—	(2,063)	942	631	(476)
Reversal of GAAP unrealized (gains) / losses on:
Loans	(76,897)	—	—	(56,227)	—	(133,124)
Securities	15,108	—	—	51,403	—	66,511
Derivatives	56,862	1,365	30,113	19,768	(19,564)	88,544
Foreign currency	(42,205)	(207)	14	3	—	(42,395)
(Earnings) loss from unconsolidated entities	(8,779)	767	—	(30,845)	—	(38,857)
Recognition of Distributable realized gains / (losses) on:
Loans	48,203	(62)	—	55,287	—	103,428
Securities	398	—	—	(18,100)	—	(17,702)
Derivatives	(7,711)	118	(473)	(13,418)	—	(21,484)
Foreign currency	(4,810)	(133)	(14)	(3)	—	(4,960)
Earnings (loss) from unconsolidated entities	5,686	(382)	—	18,247	—	23,551
Sales of properties	—	—	—	(5,789)	—	(5,789)
Distributable Earnings (Loss)	$551,579	$22,927	$79,116	$120,808	$(189,131)	$585,299
Distributable Earnings (Loss) per Weighted Average Diluted Share	$1.86	$0.08	$0.27	$0.41	$(0.64)	$1.98

The following table presents our summarized results of operations and reconciliation to Distributable Earnings for the year ended December 31, 2019, by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Total
Revenues	$693,032	$106,649	$287,503	$253,931	$26	$1,341,141
Costs and expenses	(261,150)	(85,764)	(272,911)	(165,094)	(245,049)	(1,029,968)
Other (loss) income	20,806	(11,510)	(708)	205,420	24,523	238,531
Income (loss) before income taxes	452,688	9,375	13,884	294,257	(220,500)	549,704
Income tax (provision) benefit	(4,818)	89	(393)	(8,110)	—	(13,232)
Income attributable to non-controlling interests	(392)	—	(21,630)	(4,786)	—	(26,808)
Net income (loss) attributable to Starwood Property Trust, Inc.	447,478	9,464	(8,139)	281,361	(220,500)	509,664
Add / (Deduct):
Non-controlling interests attributable to Woodstar II Class A Units	—	—	21,630	—	—	21,630
Non-cash equity compensation expense	3,918	2,683	312	6,582	22,697	36,192
Management incentive fee	—	—	—	—	20,165	20,165
Acquisition and investment pursuit costs	(882)	2	(355)	(780)	(356)	(2,371)
Depreciation and amortization	1,091	83	93,864	18,156	—	113,194
Credit loss provision, net	2,616	4,510	—	—	—	7,126
Interest income adjustment for securities	(617)	—	—	15,933	—	15,316
Extinguishment of debt, net	—	—	—	—	(1,950)	(1,950)
Other non-cash items	—	—	(1,798)	(1,067)	623	(2,242)
Reversal of GAAP unrealized (gains) / losses on:
Loans	(10,462)	—	—	(61,139)	—	(71,601)
Securities	1,084	—	—	(89,206)	—	(88,122)
Derivatives	20,680	3,353	6,268	7,536	(26,396)	11,441
Foreign currency	(17,342)	(205)	(37)	2	—	(17,582)
(Earnings) loss from unconsolidated entities	(10,649)	—	114,362	(4,166)	—	99,547
Recognition of Distributable realized gains / (losses) on:
Loans	9,028	(984)	—	63,908	—	71,952
Securities	970	—	—	14,608	—	15,578
Derivatives	(5,500)	(1,186)	17,238	(10,153)	—	399
Foreign currency	622	(1,081)	37	7	—	(415)
Earnings (loss) from unconsolidated entities	8,851	—	(139,462)	15,812	—	(114,799)
Sales of properties	—	—	(74,878)	(19,359)	—	(94,237)
Distributable Earnings (Loss)	$450,886	$16,639	$29,042	$238,035	$(205,717)	$528,885
Distributable Earnings (Loss) per Weighted Average Diluted Share	$1.54	$0.05	$0.10	$0.81	$(0.70)	$1.80

Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020
Commercial and Residential Lending Segment
The Commercial and Residential Lending Segment’s Distributable Earnings decreased by $9.3 million, from $551.6 million during the year ended December 31, 2020 to $542.3 million during the year ended December 31, 2021. After making adjustments for the calculation of Distributable Earnings, revenues were $777.9 million, costs and expenses were $260.4 million, other income was $32.5 million and income tax provision was $7.7 million.
Revenues, consisting principally of interest income on loans, increased by $29.1 million during the year ended December 31, 2021, primarily due to increases in interest income from loans of $40.0 million, partially offset by a decrease in interest income from investment securities of $11.5 million. The increase in interest income from loans reflects a $37.2 million increase from commercial loans reflecting higher average balances partially offset by lower prepayment related income, loans placed on nonaccrual and lower average LIBOR rates (partly mitigated by the LIBOR floors on most of our commercial loans) and a $2.8 million increase from residential loans principally due to higher average balances reflecting the timing of purchases and securitizations. The decrease in interest income from investment securities was primarily due to lower commercial and residential average investment balances, reflecting net repayments and liquidations, and lower average LIBOR rates affecting certain commercial investments.
Costs and expenses increased by $38.8 million during the year ended December 31, 2021, primarily due to (i) a $30.1 million increase in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio and (ii) a $13.8 million increase in commercial loan write-offs, partially offset by a $2.7 million decrease in general and administrative expenses. The increase in interest expense was primarily due to higher average borrowings outstanding, partially offset by lower average LIBOR rates.
Other income decreased by $6.5 million during the year ended December 31, 2021, primarily due to (i) a $26.6 million increase in recognized losses on RMBS investments primarily due to higher than projected prepayment rates on the underlying residential loans, (ii) a $12.0 million decrease in gains on sales of RMBS and (iii) $4.6 million of transfer taxes relating to the foreclosure of a residential conversion project, all partially offset by (iv) a $28.5 million favorable change in realized gains (losses) on derivatives and foreign currency transactions and (v) an $8.3 million gain on sale of a foreclosed property.
Income taxes, which principally relate to the taxable nature of this segment’s residential loan securitization activities which are housed in TRSs, decreased $6.9 million primarily due to lower taxable income of those TRSs during the year ended December 31, 2021 compared to the year ended December 31, 2020. During 2020, we recorded a GAAP net tax provision related to unrealized fair value increases in our residential loans. Because the net fair value increases were unrealized in 2020, they along with their corresponding income tax provision were previously adjusted in our reconciliation to Distributable Earnings. Upon recognition of the realized gains in the first quarter of 2021 for Distributable Earnings purposes, the corresponding income tax provision was likewise recognized.
Infrastructure Lending Segment
The Infrastructure Lending Segment’s Distributable Earnings increased by $14.6 million, from $22.9 million during the year ended December 31, 2020 to $37.5 million during the year ended December 31, 2021. After making adjustments for the calculation of Distributable Earnings, revenues were $87.5 million, costs and expenses were $50.3 million and other loss was $0.1 million.
Revenues, consisting principally of interest income on loans, increased by $6.5 million during the year ended December 31, 2021, primarily due to an increase in interest income from loans of $7.2 million principally due to higher average balances outstanding, partially offset by lower average LIBOR rates.
Costs and expenses decreased by $6.4 million during the year ended December 31, 2021, primarily due to (i) a $3.2 million decrease in interest expense on the secured debt facilities used to finance this segment’s investment portfolio principally due to lower average LIBOR rates and (ii) a $2.2 million decrease in general and administrative expenses reflecting lower compensation costs and professional fees.
Other loss decreased by $1.1 million during the year ended December 31, 2021, primarily due to an increase in earnings from an unconsolidated entity.

Property Segment
Distributable Earnings by Portfolio (amounts in thousands)

	For the Year Ended December 31,
	2021	2020	Change
Master Lease Portfolio	$17,217	$17,110	$107
Medical Office Portfolio	20,299	19,864	435
Woodstar I Portfolio	13,807	22,036	(8,229)
Woodstar II Portfolio	16,901	24,206	(7,305)
Woodstar Fund	6,279	—	6,279
Sale of interest in Woodstar Fund	191,301	—	191,301
Other/Corporate	(2,021)	(4,100)	2,079
Distributable Earnings	$263,783	$79,116	$184,667
The Property Segment’s Distributable Earnings increased by $184.7 million, from $79.1 million during the year ended December 31, 2020 to $263.8 million during the year ended December 31, 2021. After making adjustments for the calculation of Distributable Earnings, revenues were $234.4 million, costs and expenses were $160.9 million, other income was $191.2 million and income attributable to non-controlling interests in the Woodstar Fund was $0.9 million.
Revenues decreased by $19.7 million during the year ended December 31, 2021, primarily reflecting less than a full year of revenues attributable to the Woodstar Portfolios in 2021 due to their November 5, 2021 conversion to the Woodstar Fund.
Costs and expenses decreased by $7.5 million during the year ended December 31, 2021, primarily reflecting less than a full year of costs and expenses attributable to the Woodstar Portfolios in 2021 due to their November 5, 2021 conversion to the Woodstar Fund.
Other income increased by $197.8 million during the year ended December 31, 2021 primarily due to (i) a $196.4 million Distributable Earnings gain relating to the 20.6% sale of third party investor interests in the Woodstar Fund (excluding $5.1 million of related professional fees included in costs and expenses for both GAAP and Distributable Earnings); and (ii) $7.2 million of Distributable Earnings (before non-controlling interests of $0.9 million) from the Woodstar Fund subsequent to the sale.
Investing and Servicing Segment
The Investing and Servicing Segment’s Distributable Earnings increased by $29.7 million from $120.8 million during the year ended December 31, 2020 to $150.5 million during the year ended December 31, 2021. After making adjustments for the calculation of Distributable Earnings, revenues were $228.7 million, costs and expenses were $125.4 million, other income was $71.8 million, income tax provision was $7.4 million and the deduction of income attributable to non-controlling interests was $17.2 million.
Revenues increased by $29.3 million during the year ended December 31, 2021, primarily due to (i) a $17.1 million increase in servicing fees reflecting an increased volume of COVID-19-related loan resolutions, (ii) a $6.3 million increase in interest income from CMBS investments and conduit loans and (iii) a $5.3 million increase in other fee income related to the origination of certain loans contributed into CMBS transactions. The treatment of CMBS interest income on a GAAP basis is complicated by our application of the ASC 810 consolidation rules. In an attempt to treat these securities similar to the trust’s other investment securities, we compute interest income pursuant to an effective yield methodology. In doing so, we segregate the portfolio into various categories based on the components of the bonds’ cash flows and the volatility related to each of these components. We then accrete interest income on an effective yield basis using the components of cash flows that are reliably estimable. Other minor adjustments are made to reflect management’s expectations for other components of the projected cash flow stream.
Costs and expenses increased by $5.4 million during the year ended December 31, 2021, primarily due to an increase of $8.3 million in general and administrative expenses reflecting increased incentive compensation principally due to higher securitization volume, partially offset by a $1.8 million decrease in interest expense on borrowings related to conduit loans and properties held.

Other income includes profit realized upon securitization of loans by our conduit business, gains on sales of CMBS and operating properties, gains and losses on derivatives that were either effectively terminated or novated, and earnings from unconsolidated entities. These items are typically offset by a decrease in the fair value of our domestic servicing rights intangible which reflects the expected amortization of this deteriorating asset, net of increases in fair value due to the attainment of new servicing contracts. Derivatives include instruments which hedge interest rate risk and credit risk on our conduit loans. For GAAP purposes, the loans, CMBS and derivatives are accounted for at fair value, with all changes in fair value (realized or unrealized) recognized in earnings. The adjustments to Distributable Earnings outlined above are also applied to the GAAP earnings of our unconsolidated entities. Other income increased by $13.1 million during the year ended December 31, 2021, primarily due to (i) a $17.8 million favorable change in realized gains (losses) on derivatives and (ii) a $15.8 million decrease in recognized losses on CMBS, partially offset by (iii) a $15.8 million decrease in distributable earnings from unconsolidated entities, mostly representing nonrecurring gains in 2020 and (iv) a $7.1 million lesser increase in fair value of servicing rights.
Income taxes, which principally relate to the taxable nature of this segment’s loan servicing and loan securitization businesses which are housed in TRSs, increased $8.0 million from a benefit of $0.6 million to a provision of $7.4 million due to taxable income of those TRSs during the year ended December 31, 2021 compared to losses during the year ended December 31, 2020.
Income attributable to non-controlling interests decreased $0.7 million primarily relating to certain properties in which we have minority interest partners.
Corporate
Corporate loss increased by $10.8 million, from $189.1 million during the year ended December 31, 2020 to $199.9 million during the year ended December 31, 2021, primarily due to (i) a $6.3 million increase in interest expense on higher average outstanding term loan and unsecured senior note balances and (ii) a $4.3 million decrease in realized gains on interest rate swaps which hedge a portion of our unsecured senior notes used to repay variable-rate secured financing.

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019
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
Property Segment
Distributable Earnings by Portfolio (amounts in thousands)

	For the Year Ended December 31,
	2020	2019	Change
Master Lease Portfolio	$17,110	$16,866	$244
Medical Office Portfolio	19,864	18,965	899
Woodstar I Portfolio	22,036	29,367	(7,331)
Woodstar II Portfolio	24,206	23,090	1,116
Ireland Portfolio	—	84,321	(84,321)
Investments in unconsolidated entities	—	(139,534)	139,534
Other/Corporate	(4,100)	(4,033)	(67)
Distributable Earnings	$79,116	$29,042	$50,074
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
Costs and expenses decreased by $21.3 million during the year ended December 31, 2020, primarily due to decreases of $9.3 million in interest expense on borrowings related to properties held and conduit loans, $7.6 million in costs of rental operations due to fewer properties held and $5.0 million in general and administrative expenses reflecting lower compensation costs
Other income decreased by $62.9 million principally due to (i) a $47.9 million decrease in gains on sales of properties, (ii) a $20.8 million increase in other-than-temporary CMBS losses and (iii) an $8.6 million decrease in realized gains on conduit loans, all partially offset by (iv) a $12.9 million increase in fair value of servicing rights.
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
Corporate
Corporate costs and expenses decreased by $16.6 million, from $205.7 million during the year ended December 31, 2019 to $189.1 million during the year ended December 31, 2020, primarily due to (i) a $14.4 million favorable change in realized gain (loss) on interest rate swaps which hedge a portion of our unsecured senior notes used to repay variable-rate secured financing and (ii) a $1.9 million decrease in loss on extinguishment of debt.
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

Sources of Liquidity
Our primary sources of liquidity are as follows:
Cash Flows for the Year Ended December 31, 2021 (amounts in thousands)

	GAAP	VIE Adjustments	Excluding Investing and Servicing VIEs
Net cash used in operating activities	$(989,975)	$(501,868)	$(1,491,843)
Cash Flows from Investing Activities:
Origination, purchase and funding of loans held-for-investment	(8,637,213)	(25,343)	(8,662,556)
Proceeds from principal collections and sale of loans	4,369,179	—	4,369,179
Purchase and funding of investment securities	(198,358)	(240,301)	(438,659)
Proceeds from sales and collections of investment securities	87,450	189,458	276,908
Proceeds from sales of real estate	98,210	—	98,210
Purchases and additions to properties and other assets	(26,272)	—	(26,272)
Net cash flows from other investments and assets	25,350	(46)	25,304
Net cash used in investing activities	(4,281,654)	(76,232)	(4,357,886)
Cash Flows from Financing Activities:
Proceeds from borrowings	17,436,866	—	17,436,866
Principal repayments on and repurchases of borrowings	(11,929,179)	(440)	(11,929,619)
Payment of deferred financing costs	(71,858)	—	(71,858)
Proceeds from common stock issuances, net of offering costs	393,366	—	393,366
Payment of dividends	(553,930)	—	(553,930)
Contributions from non-controlling interests	219,757	—	219,757
Distributions to non-controlling interests	(43,950)	753	(43,197)
Issuance of debt of consolidated VIEs	69,398	(69,398)	—
Repayment of debt of consolidated VIEs	(767,427)	767,427	—
Distributions of cash from consolidated VIEs	120,060	(120,060)	—
Net cash provided by financing activities	4,873,103	578,282	5,451,385
Net decrease in cash, cash equivalents and restricted cash	(398,526)	182	(398,344)
Cash, cash equivalents and restricted cash, beginning of period	722,162	(772)	721,390
Effect of exchange rate changes on cash	(1,722)	—	(1,722)
Cash, cash equivalents and restricted cash, end of period	$321,914	$(590)	$321,324
The discussion below is on a non-GAAP basis, after removing adjustments principally resulting from the consolidation of the securitization VIEs under ASC 810. These adjustments principally relate to (i) the purchase of CMBS, RMBS, loans and real estate from consolidated VIEs, which are reflected as repayments of VIE debt on a GAAP basis and (ii) sales, principal collections and redemptions of CMBS and RMBS related to consolidated VIEs, which are reflected as VIE distributions on a GAAP basis. There is no significant net impact to overall cash resulting from these consolidations. Refer to Note 2 to the Consolidated Financial Statements for further discussion.
Cash and cash equivalents decreased by $398.3 million during the year ended December 31, 2021, reflecting net cash used in investing activities of $4.4 billion and operating activities of $1.5 billion, partially offset by net cash provided by financing activities of $5.5 billion.
Net cash used in operating activities of $1.5 billion during the year ended December 31, 2021 related primarily to $1.8 billion in originations and purchases of loans held-for-sale (including $0.5 billion upon redemption of three consolidated RMBS trusts), net of sales and principal collections, cash interest expense of $386.9 million, general and administrative expenses of $113.4 million, management fees of $93.9 million and a net change in operating assets and liabilities of $40.1 million. Offsetting these cash outflows was cash interest income of $605.9 million from our loans and $152.0 million from our investment securities. Net rental income provided cash of $173.2 million and servicing fees provided cash of $58.9 million.
Net cash used in investing activities of $4.4 billion for the year ended December 31, 2021 related primarily to the origination and acquisition of loans held-for-investment of $8.7 billion and the purchase and funding of investment securities of

$438.7 million, partially offset by proceeds received from principal collections and sales of loans of $4.4 billion and investment securities of $276.9 million and sales of operating properties for $98.2 million.
Net cash provided by financing activities of $5.5 billion for the year ended December 31, 2021 related primarily to borrowings on our debt, net of repayments and deferred loan costs, of $5.4 billion and proceeds from issuances of our common stock and non-controlling interests of $613.1 million, partially offset by dividend distributions of $553.9 million.
Financing Arrangements

We utilize a variety of financing arrangements, including:
1)Repurchase Agreements: Repurchase agreements effectively allow us to borrow against loans and securities that we own. Under these agreements, we sell our loans and securities to a counterparty and agree to repurchase the same loans and securities from the counterparty at a price equal to the original sales price plus interest. The counterparty retains the sole discretion over both whether to purchase the loan and security from us and, subject to certain conditions, the market value of such loan or security for purposes of determining whether we are required to pay margin to the counterparty. Generally, if the lender determines (subject to certain conditions) that the market value of the collateral in a repurchase transaction has decreased by more than a defined minimum amount, we would be required to repay any amounts borrowed in excess of the product of (i) the revised market value multiplied by (ii) the applicable advance rate. During the term of a repurchase agreement, we receive the principal and interest on the related loans and securities and pay interest to the counterparty. As of December 31, 2021, we had various repurchase agreements, with details referenced in the table provided below.

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

5)Unsecured Senior Notes: We issue senior notes, some of which are convertible, to finance certain operating and investing activities of the Company. These senior notes accrue interest at fixed interest rates and vary in tenure. Refer to Note 12 to the Consolidated Financial Statements for further discussion.

Secured Borrowings
The following table is a summary of our secured borrowings as of December 31, 2021 (dollars in thousands):

	Current Maturity		Extended Maturity (a)		Weighted Average Pricing		Pledged Asset Carrying Value		Maximum Facility Size		Outstanding Balance		Approved but Undrawn Capacity (b)	Unallocated Financing Amount (c)
Repurchase Agreements:
Commercial Loans	Aug 2022 to Jul 2026	(d)	Jun 2025 to Dec 2030	(d)	Index + 2.00%	(e)	$9,141,387		$10,485,460	(f)	$6,556,438		$116,850	$3,812,172
Residential Loans	Jul 2022 to Dec 2023		N/A		Index + 2.02%		2,244,663		2,850,000		1,744,225		26,894	1,078,881
Infrastructure Loans	Sep 2024		Sep 2026		LIBOR + 2.00%		455,391		650,000		379,095		—	270,905
Conduit Loans	Feb 2022 to Jun 2024		Feb 2023 to Jun 2025		LIBOR + 1.99%		226,634		350,000		174,130		—	175,870
CMBS/RMBS	Sep 2022 to May 2031	(g)	Dec 2022 to Nov 2031	(g)	(h)		1,166,352		819,979		688,146	(i)	—	131,833
Total Repurchase Agreements							13,234,427		15,155,439		9,542,034		143,744	5,469,661
Other Secured Financing:
Borrowing Base Facility	Nov 2024		Oct 2026		SOFR + 2.11%		600,525		750,000	(j)	213,478		236,203	300,319
Commercial Financing Facilities	Dec 2023 to Jan 2024		Jan 2026 to Dec 2030		Index + 1.81%		208,022		243,476		167,476		—	76,000
Residential Financing Facility	Sep 2022		Sep 2025		3.00%		396,201		250,000		102,018		147,982	—
Infrastructure Financing Facilities	Jul 2022 to Oct 2022		Oct 2024 to Jul 2027		Index + 2.01%		1,042,292		1,250,000		855,646		—	394,354
Property Mortgages - Fixed rate	Nov 2024 to Sep 2029	(k)	N/A		4.35%		389,586		272,522		272,522		—	—
Property Mortgages - Variable rate	Nov 2022 to Dec 2025		N/A		(l)		699,124		734,350		712,493		—	21,857
Term Loan and Revolver	(m)		N/A		(m)		N/A	(m)	938,753		788,753		150,000	—
STWD 2019-FL1 CLO	Jul 2038		N/A		SOFR + 1.34%		1,103,513		936,375		936,375		—	—
STWD 2021-FL2 CLO	Apr 2038		N/A		LIBOR + 1.50%		1,279,678		1,077,375		1,077,375		—	—
STWD 2021-SIF1 CLO	Apr 2032		N/A		LIBOR + 1.81%		506,666		410,000		410,000		—	—
STWD 2021-HTS SASB	Apr 2034		N/A		LIBOR + 2.22%		230,587		210,091		210,091		—	—
Total Other Secured Financing							6,456,194		7,072,942		5,746,227		534,185	792,530
							$19,690,621		$22,228,381		$15,288,261		$677,929	$6,262,191
Unamortized net discount											(13,349)
Unamortized deferred financing costs											(81,946)
											$15,192,966
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
(e)Certain facilities with an outstanding balance of $2.1 billion as of December 31, 2021 are indexed to GBP LIBOR, EURIBOR, BBSY and SONIA. The remainder are indexed to USD LIBOR and SOFR.
(f)Certain facilities with an aggregate initial maximum facility size of $9.4 billion may be increased to $10.5 billion, subject to certain conditions. The $10.5 billion amount includes such upsizes.
(g)Certain facilities with an outstanding balance of $276.9 million as of December 31, 2021 carry a rolling 11-month or 12-month term which may reset monthly or quarterly with the lender's consent. These facilities carry no maximum facility size.
(h)A facility with an outstanding balance of $240.8 million as of December 31, 2021 has a weighted average fixed annual interest rate of 3.20%. All other facilities are variable rate with a weighted average rate of LIBOR + 1.71%.
(i)Includes: (i) $240.8 million outstanding on a repurchase facility that is not subject to margin calls; and (ii) $35.8 million outstanding on one of our repurchase facilities that represents the 49% pro rata share owed by a non-controlling partner in a consolidated joint venture (see Note 16 to the Consolidated Financial Statements).
(j)The maximum facility size as of December 31, 2021 of $650.0 million is scheduled to decline to $450.0 million as of March 31, 2022 and may be increased to $750.0 million, subject to certain conditions.
(k)The weighted average maturity is 5.5 years as of December 31, 2021.
(l)Includes a $600.0 million first mortgage and mezzanine loan secured by our Medical Office Portfolio. This debt has a weighted average interest rate of LIBOR + 2.07% that we swapped to a fixed rate of 3.34%. The remainder have a weighted average rate of LIBOR + 2.39%.

(m)Consists of: (i) a $788.8 million term loan facility that matures in July 2026, of which $391.0 million has an annual interest rate of LIBOR + 2.50% and $397.8 million has an annual interest rate of LIBOR + 3.25%, subject to a 0.75% LIBOR floor, and (ii) a $150.0 million revolving credit facility that matures in April 2026 with an annual interest rate of SOFR + 2.50%. These facilities are secured by the equity interests in certain of our subsidiaries which totaled $5.5 billion as of December 31, 2021.

As of December 31, 2021, the above table no longer reflects property mortgages of the Woodstar Portfolios, which as discussed in Notes 2 and 8 to the Consolidated Financial Statements, are now reflected net within “Investments of consolidated affordable housing fund” on our consolidated balance sheet.
Refer to Note 11 to the Consolidated Financial Statements for further disclosure regarding the terms of our secured financing arrangements.
Variance between Average and Quarter-End Credit Facility Borrowings Outstanding
The following table compares the average amount outstanding under our secured financing agreements during each quarter and the amount outstanding as of the end of each quarter, together with an explanation of significant variances (amounts in thousands):

Quarter Ended	Quarter-End Balance	Weighted-Average Balance During Quarter	Variance	Explanations for Significant Variances
March 31, 2021	11,913,568	11,274,970	638,598	(a)
June 30, 2021	12,436,034	12,403,163	32,871	(b)
September 30, 2021	14,221,047	13,099,170	1,121,877	(c)
December 31, 2021	15,288,261	14,428,687	859,574	(d)
_____________________________________________
(a)Variance primarily due to late quarter timing of fundings on commercial loan facilities and the Borrowing Base Facility
(b)Variance primarily due to the net increase in debt related to CLO issuances in April and May 2021.
(c)Variance primarily due to draws: (i) on approved undrawn capacity in our commercial loan portfolio in order to early redeem a portion of our 2021 Senior Notes on September 15, 2021; (ii) on commercial loan facilities due to loan closings which occurred during the last month of the quarter; and (iii) on residential loan facilities to fund loan purchases which occurred during the last month of the quarter.
(d)Variance primarily due to (i) late quarter draws on commercial, residential and infrastructure loan facilities given the majority of the quarter’s loan closings were back-ended to the last half of the quarter; offset by (ii) the accounting for the Woodstar Fund, which requires property level debt to be presented net within investments of affordable housing fund.

Quarter Ended	Quarter-End Balance	Weighted-Average Balance During Quarter	Variance	Explanations for Significant Variances
March 31, 2020	10,714,680	10,194,276	520,404	(a)
June 30, 2020	9,858,371	10,218,089	(359,718)	(b)
September 30, 2020	10,638,537	10,151,695	486,842	(c)
December 31, 2020	11,169,964	10,945,199	224,765	(d)
(a)Variance primarily due to the following: (i) drawing on all available credit facilities at quarter end and (ii) borrowings on two new lending facilities.

(b)Variance primarily due to the late quarter timing of a residential loan securitization, which resulted in a $387.4 million paydown of the Federal Home Loan Bank facility, partially offset by the late quarter timing of the refinancing of our Woodstar I Portfolio, which resulted in net additional borrowings of $100.1 million.

(c)Variance primarily due to the following: (i) late quarter timing of conduit loan fundings; and (ii) the closing of a large European loan pledged to two commercial credit facilities.

(d)Variance primarily due to the following: (i) late quarter timing of fundings on commercial loan facilities; and (ii) borrowings on the Residential Financing Facility.
Borrowings under Unsecured Senior Notes
During the years ended December 31, 2021 and 2020, the weighted average effective borrowing rate on our unsecured senior notes was 5.2% and 5.0%, respectively. The effective borrowing rate includes the effects of underwriter purchase discount and, during 2020, the adjustment for the conversion option on the Convertible Notes, the initial value of which reduced the balance of the notes.
Refer to Note 12 to the Consolidated Financial Statements for further disclosure regarding the terms of our unsecured senior notes.
Scheduled Principal Repayments on Investments and Overhang on Financing Facilities
The following scheduled and/or projected principal repayments on our investments were based on amounts outstanding and extended contractual maturities of those investments as of December 31, 2021. The projected and/or required repayments of financing were based on the earlier of (i) the extended contractual maturity of each credit facility or (ii) the extended contractual maturity of each of the investments that have been pledged as collateral under the respective credit facility (amounts in thousands):

	Scheduled Principal Repayments on Loans and HTM Securities	Scheduled/Projected Principal Repayments on RMBS and CMBS	Projected/Required Repayments of Financing	Scheduled Principal Inflows Net of Financing Outflows
First Quarter 2022	$283,026	$12,571	$(264,896)	$30,701
Second Quarter 2022	274,470	10,651	(51,469)	233,652
Third Quarter 2022	322,308	6,043	(1,151,911)	(823,560)	(1)
Fourth Quarter 2022	890,197	8,724	(783,654)	115,267
Total	$1,770,001	$37,989	$(2,251,930)	$(443,940)
__________________________________________________
(1)Shortfall primarily relates to: (i) $1.0 billion of repayments under a Residential Loans repurchase facility that carries a one-year term which we can extend every three months with the lender’s consent, the current balance of which will be repaid with securitization proceeds. Subsequent to year-end, the facility was extended through February 16, 2023.
In the normal course of business, the Company is in discussions with its lenders to extend, amend or replace any financing facilities which contain near term expirations.
Issuances of Equity Securities
We may raise funds through capital market transactions by issuing capital stock. There can be no assurance, however, that we will be able to access the capital markets at any particular time or on any particular terms. We have authorized 100,000,000 shares of preferred stock and 500,000,000 shares of common stock. At December 31, 2021, we had 100,000,000 shares of preferred stock available for issuance and 195,179,747 shares of common stock available for issuance.

Refer to Note 18 to the Consolidated Financial Statements for a discussion of our issuances of equity securities in recent years.
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
The amount of leverage we deploy for particular investments in our target assets depends upon our Manager’s assessment of a variety of factors, which may include the anticipated liquidity and price volatility of the assets in our investment portfolio, the potential for losses and extension risk in our portfolio, the gap between the duration of our assets and liabilities, including hedges, the availability and cost of financing the assets, our opinion of the creditworthiness of our financing counterparties, the health of the U.S., European and Australian economies and commercial, residential and infrastructure markets, our outlook for the level, slope and volatility of interest rates, the credit quality of our assets, the collateral underlying our assets and our outlook for asset spreads relative to the applicable reference rate curve. Our secured debt agreements contain customary affirmative and negative covenants, including financial covenants, that in some cases restrict our total leverage (as defined therein). As of December 31, 2021, we were in compliance with all such covenants.
Cash Requirements
Dividends
U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income. We generally intend to distribute substantially all of our taxable income (which does not necessarily equal our GAAP net income) to our stockholders each year, if and to the extent authorized by our board of directors. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating and debt service requirements. If our cash available for distribution is less than our net taxable income, we could be required to sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities. Refer to Note 18 to the Consolidated Financial Statements for a detailed dividend history.

The tax treatment for our aggregate distributions per share of common stock paid with respect to the 2021 tax year is as follows:

Record Date	Payable Date	Per Share Dividend Paid	Ordinary Taxable Dividends	Taxable Qualified Dividends	Total Capital Gain Distribution	Unrecaptured 1250 Gain	Nondividend Distributions	Section 199A Dividends

12/31/2020	1/15/2021	$0.4800	$0.2602	$0.0054	$0.2198	$0.0169	$—	$0.2548
3/31/2021	4/15/2021	0.4800	0.2602	0.0054	0.2198	0.0169	—	0.2548
6/30/2021	7/15/2021	0.4800	0.2602	0.0054	0.2198	0.0169	—	0.2548
9/30/2021	10/15/2021	0.4800	0.2602	0.0054	0.2198	0.0169	—	0.2548
12/31/2021	1/14/2022	0.4045	0.2192	0.0046	0.1853	0.0142	—	0.2146
		$2.3245	$1.2600	$0.0262	$1.0645	$0.0818	$—	$1.2338

To the extent that total distributions for the year exceeded 2021 earnings, the portion of the fourth quarter distribution paid in January of 2022 that was equal to that excess will be treated as a 2022 distribution for federal tax purposes.
Contractual Obligations and Commitments
Our material contractual obligations and commitments as of December 31, 2021 are as follows (amounts in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Secured financings (a)	$12,654,420	$1,415,878	$2,146,999	$6,719,568	$2,371,975
CLOs and SASB (b)	2,633,841	123,448	1,088,961	1,421,432	—
Unsecured senior notes	1,850,000	—	950,000	900,000	—
Future loan commitments:
Commercial Lending (c)	2,236,598	1,367,544	868,013	1,041	—
Residential Lending (d)	1,309,367	1,309,367	—	—	—
Infrastructure Lending (e)	203,486	203,056	430	—	—
__________________________________________________

(a)Represents the contractual maturity of the respective credit facility, inclusive of available extension options.  If investments that have been pledged as collateral repay earlier than the contractual maturity of the debt, the related portion of the debt would likewise require earlier repayment. Refer to Note 11 to the Consolidated Financial Statements for the expected maturities by year.

(b)Represents the fully extended maturity of the underlying collateral.

(c)Excludes $601.9 million of loan funding commitments in which management projects the Company will not be obligated to fund in the future due to repayments made by the borrower earlier than, or in excess of, expectations.

(d)Represents outstanding residential loan purchase commitments.

(e)Represents contractual commitments of $131.6 million under revolvers and letters of credit, $15.4 million under delayed draw term loans and $56.4 million of outstanding infrastructure loan purchase commitments.
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
Significant judgment is required when estimating future credit losses; therefore, actual results over time could be materially different. As of December 31, 2021, we held $16.2 billion of loans and HTM securities measured at amortized cost with expected future funding commitments of $2.3 billion. During the years ended December 31, 2021 and 2020, we recognized credit loss provisions of $8.3 million and $43.2 million, respectively, and the related credit loss allowance was $82.7 million and $89.2 million at December 31, 2021 and 2020, respectively.
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
Significant judgment is required when estimating expected cash flows used in determining the credit loss allowance for AFS debt securities; therefore, actual results over time could be materially different. As of December 31, 2021, we held $144.0 million of AFS debt securities. We did not recognize any provision for credit losses with respect to our AFS debt securities during the year ended December 31, 2021 and there was no related credit loss allowance as of December 31, 2021.
Valuation of Assets and Liabilities Carried at Fair Value
We measure our VIE assets and liabilities, mortgage-backed securities, investments of consolidated affordable housing fund, derivative assets and liabilities, domestic servicing rights intangible asset and any assets or liabilities where we have elected the fair value option at fair value. When actively quoted observable prices are not available, we either use implied pricing from similar assets and liabilities or valuation models based on net present values of estimated future cash flows, adjusted as appropriate for liquidity, credit, market and/or other risk factors. See Note 21 to the Consolidated Financial Statements for details regarding the various methods and inputs we use in measuring the fair value of our assets and liabilities. As of December 31, 2021, we had $65.5 billion and $59.8 billion of assets and liabilities, respectively, that are measured at fair value, including $61.3 billion of VIE assets and $59.8 billion of VIE liabilities we consolidate pursuant to ASC 810.
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
Goodwill Impairment
Our goodwill at December 31, 2021 of $259.8 million represents the excess of consideration transferred over the fair value of net assets acquired in connection with the acquisitions of LNR in April 2013 and the Infrastructure Lending Segment in September 2018 and October 2018. In testing goodwill for impairment, we follow ASC 350, Intangibles—Goodwill and

Other, which permits a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying value including goodwill. If the qualitative assessment determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying value including goodwill, then no impairment is determined to exist for the reporting unit. However, if the qualitative assessment determines that it is more likely than not that the fair value of the reporting unit is less than its carrying value including goodwill, or we choose not to perform the qualitative assessment, then we compare the fair value of that reporting unit with its carrying value, including goodwill, in a quantitative assessment. If the carrying value of a reporting unit exceeds its fair value, goodwill is considered impaired with the impairment loss measured as the excess of the reporting unit’s carrying value (inclusive of goodwill) over its fair value.
Based on our qualitative assessment during the fourth quarter of 2021, we believe that the Investing and Servicing Segment reporting unit to which the LNR acquisition goodwill was attributed is not currently at risk of failing a quantitative assessment. This qualitative assessment required judgment to be applied in evaluating the effects of multiple factors, including actual and projected financial performance of the reporting unit, macroeconomic conditions, industry and market conditions, and relevant entity specific events in determining whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill.
Based on our quantitative assessment during the fourth quarter of 2021, we determined that the fair value of the Infrastructure Lending Segment reporting unit to which goodwill is attributed exceeded its carrying value including goodwill. This quantitative assessment required judgment to be applied in determining the fair value of our equity in the Infrastructure Lending Segment, which included estimates of future cash flows, terminal equity multiple and market discount rate.
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
We seek to further manage credit risk associated with our Investing and Servicing Segment loans held-for-sale through the purchase of credit index instruments. The following table presents our credit index instruments as of December 31, 2021 and December 31, 2020 (dollars in thousands):

	Face Value of Loans Held-for-Sale	Aggregate Notional Value of Credit Index Instruments	Number of Credit Index Instruments
December 31, 2021	$289,761	$49,000	3
December 31, 2020	$90,789	$69,000	4

The COVID-19 pandemic has significantly impacted the global economy since the beginning of 2020 and has, among other things, created disruption in global supply chains, increased rates of unemployment and adversely impacted many industries, including industries related to the collateral underlying certain of our loans. During the year ended December 31, 2021, the global economy has, with certain setbacks, begun reopening with easing of travel and other restrictions encouraging greater economic activity. Nonetheless, the recovery continues to remain uncertain, particularly with respect to new variants and resurgences of the virus. As a result, we are still unable to predict when normal economic activity and business operations will fully resume.

Our asset management team continues to be in regular contact with our borrowers, monitoring performance of the collateral and enforcing our rights as necessary. Although we continue to believe that the principal amounts of our assets are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain investments.

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
Interest Rate Risk
Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. We are subject to interest rate risk in connection with our investments and the related financing obligations. In general, we seek to match the interest rate characteristics of our investments with the interest rate characteristics of any related financing obligations such as repurchase agreements, bank credit facilities, term loans, revolving facilities and securitizations. In instances where the interest rate characteristics of an investment and the related financing obligation are not matched, we mitigate such interest rate risk through the utilization of interest rate derivatives of the same duration. The following table presents financial instruments where we have utilized interest rate derivatives to hedge interest rate risk and the related interest rate derivatives as of December 31, 2021 and 2020 (dollars in thousands):

	Face Value of Hedged Instruments	Aggregate Notional Value of Credit Index Instruments	Number of Credit Index Instruments
Instrument hedged as of December 31, 2021
Loans held-for-sale	$2,815,671	$2,135,800	62
RMBS, available-for-sale	221,806	85,000	2
CMBS, fair value option	79,651	71,000	2
HTM debt securities	14,283	14,283	1
Secured financing agreements	754,620	1,425,396	10
Unsecured senior notes	500,000	470,000	1
	$4,386,031	$4,201,479	78
Instrument hedged as of December 31, 2020
Loans held-for-sale	$911,596	$557,000	25
RMBS, available-for-sale	252,738	421,000	4
CMBS, fair value option	125,985	71,000	2
HTM debt securities	16,554	16,554	1
Secured financing agreements	1,008,909	1,633,357	24
Unsecured senior notes	500,000	470,000	1
	$2,815,782	$3,168,911	57

The following table summarizes the estimated annual change in net investment income for our variable rate investments and our variable rate debt assuming increases or decreases in LIBOR or other applicable index rates and adjusted for the effects of our interest rate hedging activities (amounts in thousands):

Income (Expense) Subject to Interest Rate Sensitivity	Variable rate investments and indebtedness (1)	1.0% Increase	0.5% Increase	0.5% Decrease	1.0% Decrease
Investment income from variable rate investments	$15,762,471	$102,418	$44,151	$(6,155)	$(6,425)
Interest expense from variable rate debt, net of interest rate derivatives	(11,613,527)	(114,303)	(54,684)	7,329	1,297
Net investment income from variable rate instruments	$4,148,944	$(11,885)	$(10,533)	$1,174	$(5,128)
______________________________________________________________________________________________________________________
(1)Includes the notional value of interest rate derivatives.
LIBOR Transition Risk

The United Kingdom’s Financial Conduct Authority (the authority that regulates LIBOR) stopped compelling banks to submit rates for the calculation of LIBOR and the LIBOR administrator ceased publication of non-U.S. dollar LIBOR after December 31, 2021. However, for U.S. dollar LIBOR, the relevant date has been deferred to June 30, 2023. Regulators emphasized that, despite any continued publication of U.S. dollar LIBOR through June 30, 2023, no new contracts using U.S. dollar LIBOR should be entered into after December 31, 2021. As indicated in the Interest Rate Risk section above, a substantial portion of our loans, investment securities, borrowings and interest rate derivatives are indexed to LIBOR or similar reference rates. Our U.S. dollar LIBOR-based loan agreements and borrowing arrangements generally specify alternative reference rates such as the prime rate, federal funds rate or secured overnight financing rate (“SOFR”). Our foreign denominated loan agreements and borrowing arrangements now generally specify the sterling overnight index average (“SONIA”) instead of GBP LIBOR and the bank bill swap rate (“BBSW” or “BBSY”) instead of AUD LIBOR.

As of December 31, 2021, daily compounded SONIA is utilized as the floating benchmark rate on nine of our loans and three of our credit facilities, while SOFR is utilized as the floating benchmark rate on 13 of our loans and five of our credit facilities.

At this time, it is not possible to predict how markets will respond to SOFR, SONIA, or other alternative reference rates as the transition away from USD LIBOR and GBP LIBOR proceeds. The resulting changes to benchmark interest rates could increase our financing costs and/or result in mismatches between the interest rates of our investments and the corresponding financings.

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
Foreign Currency Risk
Our loans and investments that are denominated in a foreign currency are also subject to risks related to fluctuations in exchange rates. We generally mitigate this exposure by matching the currency of our foreign currency assets to the currency of the borrowings that finance those assets. As a result, we substantially reduce our exposure to changes in portfolio value related to changes in foreign exchange rates.
We intend to hedge our net currency exposures in a prudent manner. However, our currency hedging strategies may not eliminate all of our currency risk due to, among other things, uncertainties in the timing and/or amount of payments received on the related investments, and/or unequal, inaccurate, or unavailable hedges to perfectly offset changes in future exchange rates. Additionally, we may be required under certain circumstances to collateralize our currency hedges for the benefit of the hedge counterparty, which could adversely affect our liquidity.
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
The following table represents our assets and liabilities that are denominated in foreign currencies as well as our expected future net interest receipts (amounts in thousands):

	December 31, 2021
	GBP	EUR	AUD
Foreign currency assets	£1,703,759	€651,685	A$	359,136
Foreign currency liabilities	(1,253,959)	(248,634)	(283,796)
Foreign currency contracts - notional	(521,148)	(422,515)	(247,901)
Expected future net interest cash flows	71,348	19,464	12,561
Net exposure to exchange rate fluctuations	£—	€—	A$	(160,000)	(2)
Net exposure to exchange rate fluctuations in USD (1)	$—	$—		$(116,160)

	December 31, 2020
	GBP	EUR	AUD
Foreign currency assets	£1,333,951	€368,447	A$	168,712
Foreign currency liabilities	(962,177)	(149,843)	(15,882)
Foreign currency contracts - notional	(430,235)	(252,329)	(165,200)
Expected future net interest cash flows	58,461	33,725	12,370
Net exposure to exchange rate fluctuations	£—	€—	A$	—
Net exposure to exchange rate fluctuations in USD (1)	$—	$—		$—
______________________________________________________________________________________________________________________

(1)     Represents the U.S. Dollar equivalent using the GBP closing rate of 1.3529, EUR closing rate of 1.1371 and AUD closing rate of 0.7260 as of December 31, 2021, and GBP closing rate of 1.3673, EUR closing rate of 1.2217 and AUD closing rate of 0.7694 as of December 31, 2020.
(2) The AUD net exposure is related to borrowings received in December on one of our AUD denominated assets. Subsequent to year end, we terminated a foreign currency contract totaling AU$160.0 million related to these borrowings.

Substantially all of our net asset exposure to the British Pound Sterling (GBP), the Euro (EUR), and the Australian Dollar (AUD) has been hedged with foreign currency forward contracts as of December 31, 2021, as indicated in the table above. Refer to Note 14 of the Consolidated Financial Statements for further detail regarding our foreign currency derivatives and their contractual maturities.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Starwood Property Trust, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Starwood Property Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
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

Investment Securities - Valuation of Level III Residential Mortgage Backed Securities and Commercial Mortgage Backed Securities — Refer to Notes 6 and 21 to the consolidated financial statements
Critical Audit Matter Description
The Company has commercial mortgage-backed securities recorded in accordance with the fair value option and residential mortgage backed securities, available-for-sale recorded at fair value that are not actively traded and whose fair values are derived from proprietary pricing models that utilize unobservable inputs, market bids, other third party prices or quotes. Under accounting principles generally accepted in the United States of America, these financial instruments are generally classified as Level 3 assets. Management’s judgments in selecting the price estimate that is most reflective of fair value is inherently subjective.
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
•We tested the effectiveness of controls, including those controls relating to investment security metrics and characteristics, pricing sources, pricing policy and pricing selection.
•With the assistance of our fair value specialists, we developed independent fair value estimates for selected investment securities and compared our estimates to management’s estimates.
•We evaluated the differences between our estimates of fair value and management’s estimates and considered whether there were any indicators of management bias.
/s/ DELOITTE & TOUCHE LLP
Miami, Florida
February 25, 2022
We have served as the Company's auditor since 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of
Starwood Property Trust, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Starwood Property Trust. Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 25, 2022, expressed an unqualified opinion on those financial statements and financial statement schedules and included an explanatory paragraph regarding the Company’s adoption of Accounting Standards Codification Topic 326, Financial Instruments − Credit Losses.
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
February 25, 2022

Starwood Property Trust, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except share data)

	As of December 31,
	2021	2020
Assets:
Cash and cash equivalents	$217,362	$563,217
Restricted cash	104,552	158,945
Loans held-for-investment, net of credit loss allowances of $67,270 and $77,444 ($59,225 and $90,684 held at fair value)	15,536,849	11,087,073
Loans held-for-sale ($2,876,800 and $932,295 held at fair value)	2,876,800	1,052,835
Investment securities, net of credit loss allowances of $8,610 and $5,675 ($177,848 and $198,053 held at fair value)	860,984	736,658
Properties, net	1,166,387	2,271,153
Investments of consolidated affordable housing fund, at fair value	1,040,309	—
Investments in unconsolidated entities	90,097	108,054
Goodwill	259,846	259,846
Intangible assets ($16,780 and $13,202 held at fair value)	63,564	70,117
Derivative assets	48,216	40,555
Accrued interest receivable	116,262	95,980
Other assets	188,626	190,748
Variable interest entity (“VIE”) assets, at fair value	61,280,543	64,238,328
Total Assets	$83,850,397	$80,873,509
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$189,696	$206,845
Related-party payable	76,371	39,170
Dividends payable	147,624	137,959
Derivative liabilities	13,421	41,324
Secured financing agreements, net	12,576,850	10,146,190
Collateralized loan obligations and single asset securitization, net	2,616,116	930,554
Unsecured senior notes, net	1,828,590	1,732,520
VIE liabilities, at fair value	59,752,922	62,776,371
Total Liabilities	77,201,590	76,010,933
Commitments and contingencies (Note 23)
Temporary Equity: Redeemable non-controlling interests	214,915	—
Permanent Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Preferred stock, $0.01 per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 per share, 500,000,000 shares authorized, 312,268,944 issued and 304,820,253 outstanding as of December 31, 2021 and 292,091,601 issued and 284,642,910 outstanding as of December 31, 2020	3,123	2,921
Additional paid-in capital	5,673,376	5,209,739
Treasury stock (7,448,691 shares)	(138,022)	(138,022)
Accumulated other comprehensive income	40,953	43,993
Retained earnings (accumulated deficit)	493,106	(629,733)
Total Starwood Property Trust, Inc. Stockholders’ Equity	6,072,536	4,488,898
Non-controlling interests in consolidated subsidiaries	361,356	373,678
Total Permanent Equity	6,433,892	4,862,576
Total Liabilities and Equity	$83,850,397	$80,873,509
________________________________________________________
Note: In addition to the VIE assets and liabilities which are separately presented, our consolidated balance sheets as of December 31, 2021 and 2020 include assets of $3.1 billion and $1.1 billion, respectively, and liabilities of $2.6 billion and $0.9 billion, respectively, related to consolidated collateralized loan obligations (“CLOs”) and a single asset securitization ("SASB"), which are considered to be VIEs.  The CLOs' and SASB's assets can only be used to settle obligations of the CLOs and SASB, and the CLOs' and SASB's liabilities do not have recourse to Starwood Property Trust, Inc. Refer to Note 16 for additional discussion of VIEs.
See notes to consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Consolidated Statements of Operations
(Amounts in thousands, except per share data)

	For the Year Ended December 31,
	2021	2020	2019
Revenues:
Interest income from loans	$800,291	$751,943	$724,013
Interest income from investment securities	45,168	54,412	76,629
Servicing fees	38,739	29,634	54,296
Rental income	278,831	297,828	337,966
Other revenues	7,059	2,338	3,515
Total revenues	1,170,088	1,136,155	1,196,419
Costs and expenses:
Management fees	167,773	127,127	119,132
Interest expense	445,087	419,763	508,729
General and administrative	171,302	157,874	155,112
Acquisition and investment pursuit costs	1,184	3,572	1,056
Costs of rental operations	111,667	117,676	122,982
Depreciation and amortization	83,001	94,405	113,322
Credit loss provision, net	8,335	43,153	7,126
Other expense	708	838	2,365
Total costs and expenses	989,057	964,408	1,029,824
Other income (loss):
Change in net assets related to consolidated VIEs	162,333	78,258	236,309
Change in fair value of servicing rights	3,578	(3,715)	(3,640)
Change in fair value of investment securities, net	(387)	5,393	833
Change in fair value of mortgage loans, net	69,050	133,124	71,601
Income from affordable housing fund investments	6,425	—	—
Earnings (loss) from unconsolidated entities	8,752	37,317	(101,354)
Gain on sale of investments and other assets, net	38,984	7,310	188,028
Gain (loss) on derivative financial instruments, net	82,363	(82,178)	(6,310)
Foreign currency (loss) gain, net	(36,292)	42,395	17,582
Total other-than-temporary impairment ("OTTI")	—	—	(267)
Noncredit portion of OTTI recognized in other comprehensive income	—	—	267
Net impairment losses recognized in earnings	—	—	—
Loss on extinguishment of debt	(7,428)	(3,654)	(19,270)
Other (loss) income, net	(7,314)	281	(207)
Total other income	320,064	214,531	383,572
Income before income taxes	501,095	386,278	550,167
Income tax provision	(8,669)	(20,197)	(13,232)
Net income	492,426	366,081	536,935
Net income attributable to non-controlling interests	(44,687)	(34,392)	(27,271)
Net income attributable to Starwood Property Trust, Inc.	$447,739	$331,689	$509,664

Earnings per share data attributable to Starwood Property Trust, Inc.:
Basic	$1.54	$1.16	$1.81
Diluted	$1.52	$1.16	$1.79
See notes to consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Amounts in thousands)

	For the Year Ended December 31,
	2021	2020	2019
Net income	$492,426	$366,081	$536,935
Other comprehensive income (loss) (net change by component):
Available-for-sale securities	(3,104)	(6,939)	(2,519)
Foreign currency translation	64	—	(5,209)
Other comprehensive loss	(3,040)	(6,939)	(7,728)
Comprehensive income	489,386	359,142	529,207
Less: Comprehensive income attributable to non-controlling interests	(44,687)	(34,392)	(27,271)
Comprehensive income attributable to Starwood Property Trust, Inc.	$444,699	$324,750	$501,936
See notes to consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Consolidated Statements of Equity
(Amounts in thousands, except share data)

	Temporary Equity	Common stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Starwood Property Trust, Inc. Stockholders’ Equity	Non- Controlling Interests	Total Permanent Equity
		Shares	Par Value		Shares	Amount
Balance, December 31, 2018	$—	280,839,692	$2,808	$4,995,156	5,180,140	$(104,194)	$(348,998)	$58,660	$4,603,432	$296,757	$4,900,189
Proceeds from DRIP Plan	—	33,454	—	767	—	—	—	—	767	—	767
Redemption of Class A Units	—	974,176	10	21,060	—	—	—	—	21,070	(21,070)	—
Equity offering costs	—	—	—	(27)	—	—	—	—	(27)	—	(27)
Conversion of 2019 Convertible Notes	—	3,611,918	36	67,526	—	—	—	—	67,562	—	67,562
Share-based compensation	—	1,387,346	15	36,140	—	—	—	—	36,155	—	36,155
Manager fees paid in stock	—	534,305	5	11,910	—	—	—	—	11,915	—	11,915
Net income	—	—	—	—	—	—	509,664	—	509,664	27,271	536,935
Dividends declared, $1.92 per share	—	—	—	—	—	—	(542,385)	—	(542,385)	—	(542,385)
Other comprehensive loss, net	—	—	—	—	—	—	—	(7,728)	(7,728)	—	(7,728)
VIE non-controlling interests	—	—	—	—	—	—	—	—	—	(2,808)	(2,808)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	186,397	186,397
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	(49,958)	(49,958)
Balance, December 31, 2019	$—	287,380,891	$2,874	$5,132,532	5,180,140	$(104,194)	$(381,719)	$50,932	$4,700,425	$436,589	$5,137,014
Cumulative effect of credit loss accounting standard effective January 1, 2020	—	—	—	—	—	—	(32,286)	—	(32,286)	—	(32,286)
Proceeds from DRIP Plan	—	71,776	1	1,097	—	—	—	—	1,098	—	1,098
Redemption of Class A Units	—	409,712	4	8,960	—	—	—	—	8,964	(10,273)	(1,309)
Equity offering costs	—	—	—	(95)	—	—	—	—	(95)	—	(95)
Common stock repurchased	—	—	—	—	2,268,551	(33,828)	—	—	(33,828)	—	(33,828)
Share-based compensation	—	1,807,990	18	31,223	—	—	—	—	31,241	—	31,241
Manager fees paid in stock	—	2,421,232	24	36,022	—	—	—	—	36,046	—	36,046
Net income	—	—	—	—	—	—	331,689	—	331,689	34,392	366,081
Dividends declared, $1.92 per share	—	—	—	—	—	—	(547,417)	—	(547,417)	—	(547,417)
Other comprehensive loss, net	—	—	—	—	—	—	—	(6,939)	(6,939)	—	(6,939)
VIE non-controlling interests	—	—	—	—	—	—	—	—	—	(2,178)	(2,178)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	13,351	13,351
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	(98,203)	(98,203)
Balance, December 31, 2020	$—	292,091,601	$2,921	$5,209,739	7,448,691	$(138,022)	$(629,733)	$43,993	$4,488,898	$373,678	$4,862,576
Cumulative effect of convertible notes accounting standard update adopted January 1, 2021	—	—	—	(3,755)	—	—	2,219	—	(1,536)	—	(1,536)
Cumulative effect of investment company fair value adjustment	—	—	—	—	—	—	1,236,476	—	1,236,476	—	1,236,476
Proceeds from public offering of common stock	—	16,000,000	160	392,960	—	—	—	—	393,120	—	393,120
Proceeds from DRIP Plan	—	39,957	—	966	—	—	—	—	966	—	966
Redemption of Class A Units	—	853,681	9	17,729	—	—	—	—	17,738	(17,738)	—
Equity offering costs	—	—	—	(720)	—	—	—	—	(720)	—	(720)
Share-based compensation	—	2,568,525	26	39,261	—	—	—	—	39,287	—	39,287
Manager fees paid in stock	—	715,180	7	17,033	—	—	—	—	17,040	—	17,040
Net income	748	—	—	—	—	—	447,739	—	447,739	43,939	491,678
Dividends declared, $1.92 per share	—	—	—	—	—	—	(563,595)	—	(563,595)	—	(563,595)
Other comprehensive loss, net	—	—	—	—	—	—	—	(3,040)	(3,040)	—	(3,040)
Contributions from non-controlling interests	214,167	—	—	—	—	—	—	—	—	5,590	5,590
Distributions to non-controlling interests	—	—	—	163	—	—	—	—	163	(44,113)	(43,950)
Balance, December 31, 2021	$214,915	312,268,944	3,123	$5,673,376	7,448,691	$(138,022)	$493,106	$40,953	$6,072,536	$361,356	$6,433,892
See notes to consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Amounts in thousands)

	For the Year Ended December 31,
	2021	2020	2019
Cash Flows from Operating Activities:
Net income	$492,426	$366,081	$536,935
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of deferred financing costs, premiums and discounts on secured borrowings	43,199	40,131	36,088
Amortization of discounts and deferred financing costs on unsecured senior notes	7,076	7,939	7,760
Accretion of net discount on investment securities	(13,513)	(12,818)	(11,791)
Accretion of net deferred loan fees and discounts	(57,948)	(42,199)	(35,387)
Share-based compensation	39,287	31,241	36,155
Manager fees paid in stock	17,040	36,046	11,915
Change in fair value of investment securities	387	(5,393)	(833)
Change in fair value of consolidated VIEs	(20,070)	58,160	(67,798)
Change in fair value of servicing rights	(3,578)	3,715	3,640
Change in fair value of loans	(69,050)	(133,124)	(71,601)
Change in fair value of affordable housing fund investments	(402)	—	—
Change in fair value of derivatives	(90,126)	88,544	11,441
Foreign currency loss (gain), net	36,292	(42,395)	(17,582)
Gain on sale of investments and other assets	(38,984)	(7,310)	(188,028)
Impairment charges on properties and related intangibles	—	—	1,494
Credit loss provision, net	8,335	43,153	7,126
Depreciation and amortization	84,591	94,154	113,394
(Earnings) loss from unconsolidated entities	(8,752)	(37,317)	101,354
Distributions of earnings from unconsolidated entities	4,708	2,978	11,631
Loss on extinguishment of debt	7,428	3,654	19,270
Origination and purchase of loans held-for-sale, net of principal collections	(5,172,721)	(2,074,678)	(3,543,503)
Proceeds from sale of loans held-for-sale	3,831,712	2,802,118	3,177,640
Changes in operating assets and liabilities:
Related-party payable, net	37,201	(1,755)	(3,118)
Accrued and capitalized interest receivable, less purchased interest	(136,772)	(175,287)	(114,156)
Other assets	(28,437)	282	(29,787)
Accounts payable, accrued expenses and other liabilities	40,696	(372)	(5,458)
Net cash (used in) provided by operating activities	(989,975)	1,045,548	(13,199)
Cash Flows from Investing Activities:
Origination, purchase and funding of loans held-for-investment	(8,637,213)	(3,133,196)	(5,473,399)
Proceeds from principal collections on loans	4,024,958	1,696,244	3,132,368
Proceeds from loans sold	344,221	504,231	1,141,411
Purchase and funding of investment securities	(198,358)	(22,408)	(98,258)
Proceeds from sales of investment securities	—	7,940	7,326
Proceeds from principal collections on investment securities	87,450	83,533	205,660
Proceeds from sales of real estate and related businesses, net of cash transferred	98,210	24,541	343,896
Purchases and additions to properties and other assets	(26,272)	(25,164)	(30,865)
Investments in unconsolidated entities	(1,312)	(3,133)	(18,055)
Proceeds from sale of interest in unconsolidated entities	—	10,313	—
Distribution of capital from unconsolidated entities	30,448	3,422	18,127
Cash reclassified to investments of affordable housing fund	(28,094)	—	—
Payments for purchase or termination of derivatives	(33,902)	(74,801)	(42,835)
Proceeds from termination of derivatives	58,210	16,673	38,756
Net cash used in investing activities	(4,281,654)	$(911,805)	$(775,868)

See notes to consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(Amounts in thousands)

	For the Year Ended December 31,
	For the Year Ended December 31,
	2021	2020	2019
Cash Flows from Financing Activities:
Proceeds from borrowings	$17,436,866	$7,100,563	$10,167,339
Principal repayments on and repurchases of borrowings	(11,929,179)	(6,137,778)	(8,671,085)
Payment of deferred financing costs	(71,858)	(27,122)	(72,438)
Proceeds from common stock issuances	394,086	1,098	767
Payment of equity offering costs	(720)	(95)	(27)
Payment of dividends	(553,930)	(546,885)	(538,424)
Contributions from non-controlling interests	219,757	11,775	183,520
Distributions to non-controlling interests	(43,950)	(99,512)	(49,958)
Purchase of treasury stock	—	(33,828)	—
Issuance of debt of consolidated VIEs	69,398	187,494	184,540
Repayment of debt of consolidated VIEs	(767,427)	(522,348)	(373,155)
Distributions of cash from consolidated VIEs	120,060	79,921	45,642
Net cash provided by financing activities	4,873,103	13,283	876,721
Net decrease in cash, cash equivalents and restricted cash	(398,526)	147,026	87,654
Cash, cash equivalents and restricted cash, beginning of period	722,162	574,031	487,865
Effect of exchange rate changes on cash	(1,722)	1,105	(1,488)
Cash, cash equivalents and restricted cash, end of period	$321,914	$722,162	$574,031
Supplemental disclosure of cash flow information:
Cash paid for interest	$386,918	$379,949	$481,483
Income taxes paid	7,793	11,369	11,284
Supplemental disclosure of non-cash investing and financing activities:
Dividends declared, but not yet paid	$148,527	$138,075	$136,715
Consolidation of VIEs (VIE asset/liability additions)	5,332,754	4,665,636	10,368,817
Deconsolidation of VIEs (VIE asset/liability reductions)	935,855	32,270	377,071
Reclassification of loans held-for-investment to loans held-for-sale	267,557	749,995	—
Reclassification of loans held-for-sale to loans held-for-investment	155,548	104,327	340,948
Transfer of loans from VIE assets to residential loans upon redemption of consolidated RMBS trusts	526,679	176,614	—
Loan principal collections temporarily held at master servicer	31,681	34,601	44,426
Net assets acquired through foreclosure, control or conversion to equity interest	36,308	71,488	53,278
Redemption of Class A Units for common stock	17,738	8,538	21,070
Lease liabilities arising from obtaining right-of-use assets	1,430	—	9,626
Contribution of Woodstar II Portfolio net assets from non-controlling interests	—	1,576	2,877
Assets of Ireland real estate subsidiary sold, net of cash	—	—	440,966
Liabilities of Ireland real estate subsidiary sold	—	—	360,049
Settlement of Convertible Notes in shares	—	—	75,525
Settlement of loans transferred as secured borrowings	—	—	74,692
Net assets acquired from consolidated VIEs	—	—	8,613
See notes to consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of December 31, 2021
1. Business and Organization
Starwood Property Trust, Inc. (“STWD” and, together with its subsidiaries, “we” or the “Company”) is a Maryland corporation that commenced operations in August 2009, upon the completion of our initial public offering. We are focused primarily on originating, acquiring, financing and managing mortgage loans and other real estate investments in the United States (“U.S.”), Europe and Australia. As market conditions change over time, we may adjust our strategy to take advantage of changes in interest rates and credit spreads as well as economic and credit conditions.
We have four reportable business segments as of December 31, 2021 and we refer to the investments within these segments as our target assets:
•Real estate commercial and residential lending (the “Commercial and Residential Lending Segment”)—engages primarily in originating, acquiring, financing and managing commercial first mortgages, non-agency residential mortgages (“residential loans”), subordinated mortgages, mezzanine loans, preferred equity, commercial mortgage-backed securities (“CMBS”), residential mortgage-backed securities (“RMBS”) and other real estate and real estate-related debt investments in the U.S., Europe and Australia (including distressed or non-performing loans). Our residential loans are secured by a first mortgage lien on residential property and primarily consist of non-agency residential loans that are not guaranteed by any U.S. Government agency or federally chartered corporation.
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
We are organized as a holding company and conduct our business primarily through our various wholly-owned subsidiaries. We are externally managed and advised by SPT Management, LLC (our “Manager”) pursuant to the terms of a management agreement. Our Manager is controlled by Barry Sternlicht, our Chairman and Chief Executive Officer. Our Manager is an affiliate of Starwood Capital Group Global L.P., a privately-held private equity firm founded by Mr. Sternlicht.

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
Refer to the segment data in Note 24 for a presentation of our business segments without consolidation of these VIEs.
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
REO assets generally represent a very small percentage of the overall asset pool of a trust. In new issue trusts there are no REO assets. We estimate that REO assets constitute approximately 1% of our consolidated securitization VIE assets, with the remaining 99% representing loans. However, it is important to note that the fair value of our securitization VIE assets is determined by reference to our securitization VIE liabilities as permitted under Accounting Standard Update ("ASU") 2014-13, Consolidation (Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity. In other words, our VIE liabilities are more reliably measurable than the VIE assets, resulting in our current measurement methodology which utilizes this value to determine the fair value of our securitization VIE assets as a whole. As a result, these percentages are not necessarily indicative of the relative fair values of each of these asset categories if the assets were to be valued individually.
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
Fair Value Measurements
We measure our mortgage-backed securities, investments of consolidated affordable housing fund, derivative assets and liabilities, domestic servicing rights intangible asset and any assets or liabilities where we have elected the fair value option at fair value. When actively quoted observable prices are not available, we either use implied pricing from similar assets and liabilities or valuation models based on net present values of estimated future cash flows, adjusted as appropriate for liquidity, credit, market and/or other risk factors.

As discussed above, we measure the assets and liabilities of consolidated securitization VIEs at fair value pursuant to our election of the fair value option. The securitization VIEs in which we invest are “static”; that is, no reinvestment is permitted, and there is no active management of the underlying assets. In determining the fair value of the assets and liabilities of the securitization VIEs, we maximize the use of observable inputs over unobservable inputs. Refer to Note 21 for further discussion regarding our fair value measurements.

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

Properties Held-For-Sale

Properties and any associated intangible assets are presented within properties held-for-sale on our consolidated balance sheet when the sale of the property is considered probable, at which time we cease depreciation and amortization of the property and the associated intangibles. Held-for-sale properties are reported at the lower of their carrying value or fair value less costs to sell. There were no properties held-for-sale at December 31, 2021 or 2020.

Investments of Consolidated Affordable Housing Fund
On November 5, 2021, we established Woodstar Portfolio Holdings, LLC (the “Woodstar Fund”), an investment fund which holds our Woodstar multifamily affordable housing portfolios consisting of 59 properties with 15,057 units located in Central and South Florida. As managing member of the Woodstar Fund, we manage interests purchased by third party investors seeking capital appreciation and an ongoing return, for which we earn (i) a management fee based on each investor’s share of total Woodstar Fund equity; and (ii) an incentive distribution if the Woodstar Fund’s returns exceed an established threshold. In connection with the establishment of the Woodstar Fund, we entered into subscription and other related agreements with certain third party institutional investors to sell, through a feeder fund structure, an aggregate 20.6% interest in the Woodstar Fund for an initial aggregate subscription price of $216.0 million, which was adjusted to $214.2 million post-closing. The Woodstar Fund has an initial term of eight years.

Effective with the third party interest sale, the Woodstar Fund has the characteristics of an investment company under ASC 946, Financial Services – Investment Companies. Accordingly, the Woodstar Fund is required to carry the investments in its properties at fair value, with a cumulative effect adjustment between the fair value and previous carrying value of its investments recognized in stockholders’ equity as of November 5, 2021, the date of the Woodstar Fund’s change in status to an investment company. Such cumulative effect adjustment amounted to $1.2 billion, as reflected in our consolidated statement of equity for the year ended December 31, 2021. Because we are the primary beneficiary of the Woodstar Fund, which is a VIE (as discussed in Note 16), we consolidate the accounts of the Woodstar Fund into our consolidated financial statements, retaining the fair value basis of accounting for its investments. Realized and unrealized changes in the fair value of the Woodstar Fund’s property investments, and distributions thereon, are recognized in the “Income from affordable housing fund investments” caption within the other income (loss) section of our consolidated statement of operations. See Note 8 for further details regarding the Woodstar Fund’s investments and related income and Note 18 with respect to its contingently redeemable non-controlling interests which are classified as “Temporary Equity” in our consolidated balance sheet.
Investments in Unconsolidated Entities
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
Our other equity investments set forth in Note 9 do not have readily determinable fair values. Therefore, we have elected the fair value practicability exception under ASC 321, Equity Securities, whereby we measure those investments within its scope at cost, less any impairment, plus or minus observable price changes from orderly transactions of identical or similar investments of the same issuer. Our former investment in Federal Home Loan Bank (“FHLB”) stock, which is not within the scope of ASC 321, was carried at cost less any impairment.
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

Goodwill
Goodwill is not amortized, but rather tested for impairment annually or more frequently if events or changes in circumstances indicate potential impairment. Goodwill at December 31, 2021 represents the excess of the consideration paid over the fair value of net assets acquired in connection with the acquisitions of LNR Property LLC (“LNR”) in April 2013 and the Infrastructure Lending Segment in September 2018 and October 2018.
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
Servicing Rights Intangibles
Our identifiable intangible assets include domestic special servicing rights for which we have elected to apply the fair value measurement method, which is necessary to conform to our election of the fair value option for measuring the assets and liabilities of the securitization VIEs consolidated pursuant to ASC 810.

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
Earnings Per Share
We present both basic and diluted earnings per share (“EPS”) amounts in our financial statements. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS reflects the maximum potential dilution that could occur from (i) our share-based compensation, consisting of unvested RSAs and RSUs, (ii) shares contingently issuable to our Manager, (iii) the conversion options associated with our Convertible Notes (see Notes 12 and 19) and (iv) non-controlling interests that are redeemable with our common stock (see Note 18). Potential dilutive shares are excluded from the calculation if they have an anti-dilutive effect in the period.

Nearly all of the Company’s unvested RSUs and RSAs contain rights to receive non-forfeitable dividends and thus are participating securities. In addition, the non-controlling interests that are redeemable with our common stock are considered participating securities because they earn a preferred return indexed to the dividend rate on our common stock (see Note 18). Due to the existence of these participating securities, the two-class method of computing EPS is required, unless another method is determined to be more dilutive. Under the two-class method, undistributed earnings are reallocated between shares of common stock and participating securities. For the years ended December 31, 2021, 2020 and 2019, the two-class method resulted in the most dilutive EPS calculation.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. The most significant and subjective estimate that we make is the projection of cash flows we expect to receive on our investments, which has a significant impact on the amount of income that we record and/or disclose. In addition, the fair value of assets and liabilities that are estimated using a discounted cash flows method is significantly impacted by the rates at which we estimate market participants would discount the expected cash flows.
We believe the estimates and assumptions underlying our consolidated financial statements are reasonable and supportable based on the information available as of December 31, 2021. However, uncertainty over the ultimate impact the COVID-19 pandemic, including variants and resurgences, will have on the global economy generally, and our business in particular, makes any estimates and assumptions as of December 31, 2021 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results may ultimately differ from those estimates.
Recent Accounting Developments
On March 12, 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and on January 11, 2021, issued ASU 2021-01, Reference Rate Reform (Topic 848) – Scope, both of which provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference LIBOR or other reference rates expected to be discontinued because of reference rate reform. These ASUs are effective through December 31, 2022. The Company has not adopted any of the optional expedients or exceptions through December 31, 2021, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.
3. Acquisitions and Divestitures
Investing and Servicing Segment Property Portfolio

During the year ended December 31, 2019, our Investing and Servicing Segment acquired $8.6 million in net assets of a commercial real estate property from a CMBS trust for a gross purchase price of $8.8 million. This property, aggregated with the controlling interests in 12 remaining commercial real estate properties acquired from CMBS trusts prior to December 31, 2018, comprise the Investing and Servicing Segment Property Portfolio (the “REIS Equity Portfolio”). There were no significant acquisitions of properties during the years ended December 31, 2021 and 2020. When the properties are acquired from CMBS trusts that are consolidated as VIEs on our balance sheet, the acquisitions are reflected as repayment of debt of consolidated VIEs in our consolidated statements of cash flows.

During the year ended December 31, 2021, we sold two properties within the REIS Equity Portfolio for $68.7 million. In connection with these sales, we recognized a total gain of $22.2 million within gain on sale of investments and other assets in our consolidated statement of operations. During the year ended December 31, 2020, we sold a property within the REIS Equity Portfolio for $24.1 million. In connection with this sale, we recognized a gain of $7.4 million within gain on sale of investments and other assets in our consolidated statement of operations. During the year ended December 31, 2019, we sold four properties within the Investing and Servicing Segment for $145.9 million. In connection with these sales, we recognized a total gain of $59.7 million within gain on sale of investments and other assets in our consolidated statement of operations, of which $5.3 million was attributable to non-controlling interests.

Commercial and Residential Lending Segment
During the year ended December 31, 2021, we sold an operating property within the Commercial and Residential Lending Segment relating to a grocery distribution facility located in Montgomery, Alabama that was previously acquired in March 2019 through foreclosure of a loan with a carrying value of $9.0 million ($20.9 million unpaid principal balance net of an $8.3 million allowance and $3.6 million of unamortized discount) at the foreclosure date. The operating property was sold for $31.2 million and we recognized a gain of $17.7 million within gain on sale of investments and other assets in our consolidated statements of operations. There were no properties sold within the Commercial and Residential Lending Segment during the years ended December 31, 2020 and 2019.

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

Woodstar Fund

On November 5, 2021, we established the Woodstar Fund and sold a 20.6% interest to third parties. See further discussion in Notes 2 and 8.

4. Restricted Cash
A summary of our restricted cash as of December 31, 2021 and 2020 is as follows (amounts in thousands):

	As of December 31,
	2021	2020
Cash collateral for derivative financial instruments	$55,032	$89,323
Cash restricted by lender	46,059	42,992
Funds held on behalf of borrowers and tenants	3,420	19,517
Other restricted cash	41	7,113
	$104,552	$158,945

5. Loans
Our loans held-for-investment are accounted for at amortized cost and our loans held-for-sale are accounted for at the lower of cost or fair value, unless we have elected the fair value option for either. The following tables summarize our investments in mortgages and loans as of December 31, 2021 and 2020 (dollars in thousands):

December 31, 2021	Carrying Value	Face Amount	Weighted Average Coupon (1)	Weighted Average Life (“WAL”) (years)(2)
Loans held-for-investment:
Commercial loans:
First mortgages (3)	$12,991,099	$13,067,524	4.6%	1.9
Subordinated mortgages (4)	70,771	72,371	9.8%	2.8
Mezzanine loans (3)	417,504	415,155	9.4%	1.4
Other	17,424	19,029	8.2%	2.1
Total commercial loans	13,496,798	13,574,079
Infrastructure first priority loans (5)	2,048,096	2,071,912	4.4%	4.3
Residential loans, fair value option (6)	59,225	60,133	6.0%	N/A	(7)
Total loans held-for-investment	15,604,119	15,706,124
Loans held-for-sale:
Residential, fair value option (6)	2,590,005	2,525,910	4.2%	N/A	(7)
Commercial, fair value option	286,795	289,761	4.0%	9.0
Total loans held-for-sale	2,876,800	2,815,671
Total gross loans	18,480,919	$18,521,795
Credit loss allowances:
Commercial loans held-for-investment	(46,600)
Infrastructure loans held-for-investment	(20,670)
Total allowances	(67,270)
Total net loans	$18,413,649

December 31, 2020
Loans held-for-investment:
Commercial loans:
First mortgages (3)	$8,931,772	$8,978,373	5.3%	1.5
Subordinated mortgages (4)	71,185	72,257	8.8%	2.8
Mezzanine loans (3)	620,319	619,352	10.1%	1.6
Other	30,284	33,626	8.9%	1.8
Total commercial loans	9,653,560	9,703,608
Infrastructure first priority loans (5)	1,420,273	1,439,940	4.4%	4.3
Residential loans, fair value option (6)	90,684	86,796	6.0%	N/A	(7)
Total loans held-for-investment	11,164,517	11,230,344
Loans held-for-sale:
Residential, fair value option (6)	841,963	820,807	6.0%	N/A	(7)
Commercial, fair value option	90,332	90,789	3.9%	10.0
Infrastructure, lower of cost or fair value (5)	120,540	120,900	3.1%	3.2
Total loans held-for-sale	1,052,835	1,032,496
Total gross loans	12,217,352	$12,262,840
Credit loss allowances:
Commercial loans held-for-investment	(69,611)
Infrastructure loans held-for-investment	(7,833)
Total allowances	(77,444)
Total net loans	$12,139,908

______________________________________________________________________________________________________________________
(1)Calculated using LIBOR or other applicable index rates as of December 31, 2021 and 2020 for variable rate loans.
(2)Represents the WAL of each respective group of loans as of the respective balance sheet date. The WAL of each individual loan is calculated using amounts and timing of future principal payments, as projected at origination or acquisition.
(3)First mortgages include first mortgage loans and any contiguous mezzanine loan components because as a whole, the expected credit quality of these loans is more similar to that of a first mortgage loan.  The application of this methodology resulted in mezzanine loans with carrying values of $1.4 billion and $877.3 million being classified as first mortgages as of December 31, 2021 and 2020, respectively.
(4)Subordinated mortgages include B-Notes and junior participation in first mortgages where we do not own the senior A-Note or senior participation. If we own both the A-Note and B-Note, we categorize the loan as a first mortgage loan.
(5)During the year ended December 31, 2021, $61.3 million of infrastructure loans held-for-sale were reclassified into loans held-for-investment. During the year ended December 31, 2020, $104.3 million of infrastructure loans held-for-sale were reclassified into loans held-for-investment and $174.6 million of infrastructure loans held-for-investment were reclassified into loans held-for-sale.
(6)During the year ended December 31, 2021, $94.2 million of residential loans held-for-sale were reclassified into loans held-for-investment and $125.4 million of residential loans held-for-investment were reclassified into loans held-for-sale. During the year ended December 31, 2020, $575.3 million of residential loans held-for-investment were reclassified into loans held-for-sale.
(7)Residential loans have a weighted average remaining contractual life of 29.4 years and 27.9 years as of December 31, 2021 and 2020, respectively.
As of December 31, 2021, our variable rate loans held-for-investment were as follows (dollars in thousands):

December 31, 2021	Carrying Value	Weighted-average Spread Above Index
Commercial loans	$13,190,863	4.1%
Infrastructure loans	2,048,096	3.8%
Total variable rate loans held-for-investment	$15,238,959	4.1%
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
The significant credit quality indicators for our loans measured at amortized cost, which excludes loans held-for-sale, were as follows as of December 31, 2021 (dollars in thousands):

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Total	Total Amortized Cost Basis	Credit Loss Allowance
As of December 31, 2021	2021	2020	2019	2018	2017	Prior
Commercial loans:
Credit quality indicator:
LTV < 60%	$2,270,678	$778,838	$1,294,515	$534,351	$639,455	$313,089	$—	$5,830,926	$11,831
LTV 60% - 70%	3,766,294	248,021	1,127,493	571,726	—	82,329	—	5,795,863	21,502
LTV > 70%	737,069	273,417	379,452	395,793	—	61,929	—	1,847,660	8,342
Credit deteriorated	—	—	—	—	—	4,925	—	4,925	4,925
Defeased and other	—	—	—	—	—	17,424	—	17,424	—
Total commercial	$6,774,041	$1,300,276	$2,801,460	$1,501,870	$639,455	$479,696	$—	$13,496,798	$46,600
Infrastructure loans:
Credit quality indicator:
Power	$211,788	$82,103	$228,634	$427,794	$120,348	$235,177	$8,529	$1,314,373	$4,705
Oil and gas	297,588	15,442	241,866	97,471	45,068	—	1,903	699,338	5,844
Credit deteriorated	—	—	—	—	—	34,385	—	34,385	10,121
Total infrastructure	$509,376	$97,545	$470,500	$525,265	$165,416	$269,562	$10,432	$2,048,096	$20,670
Residential loans held-for-investment, fair value option								59,225	—
Loans held-for-sale								2,876,800	—
Total gross loans								$18,480,919	$67,270

Non-Credit Deteriorated Loans
As of December 31, 2021, we had the following loans with a combined amortized cost basis of $456.5 million that were 90 days or greater past due at December 31, 2021: (i) a $199.1 million senior loan on a retail and entertainment project in New Jersey, of which $7.3 million was converted into equity interests (see Note 9); (ii) a $219.8 million senior loan on an office building in California; (iii) a $9.2 million loan on a hospitality asset in New York that our Investing and Servicing Segment acquired as nonperforming in October 2021; and (iv) $28.4 million of residential loans. Loans on nonaccrual as of December 31, 2021 include (i) above and a $32.7 million mezzanine loan secured by an office building in Texas. We also own a participating interest in the senior mortgage loan which was current as of December 31, 2021. None of these loans are considered credit deteriorated as we presently expect to recover all amounts due.

Credit Deteriorated Loans
As of December 31, 2021, we had the following loans with a combined amortized cost basis of $39.3 million which were deemed credit deteriorated and are on nonaccrual status: (i) a $34.4 million senior loan participation secured by a natural gas-fired power plant in Massachusetts, for which we recorded a credit loss allowance of $10.1 million in 2021 based on our share of the estimated fair value of the asset and for which interest collections were current as of December 31, 2021; and (ii) a $4.9 million subordinated loan secured by a department store in Chicago.
Foreclosures
In April 2021, we foreclosed on certain credit deteriorated loans related to a residential conversion project located in New York City, which resulted in our obtaining physical possession of the underlying collateral. The net carrying value of the loans related to this project totaled $100.5 million and consisted of: (i) a first mortgage and mezzanine loan with a net carrying value of $71.5 million, for which we consolidated the underlying property collateral in October 2020 when we obtained control over certain pledged equity interests of the borrower; and (ii) a first mortgage loan with a net carrying value of $29.0 million that was not subject to the pledged equity interests and thus continued to be reflected as a loan on our consolidated balance sheet until the April 2021 foreclosure. See Note 7 for further detail.
The following tables present the activity in our credit loss allowance for funded loans and unfunded commitments (amounts in thousands):

	Funded Commitments Credit Loss Allowance
	Loans Held-for-Investment			Total Funded Loans
Year Ended December 31, 2021	Commercial		Infrastructure
Credit loss allowance at December 31, 2020	$69,611		$7,833	$77,444
Credit loss (reversal) provision, net	(7,947)		12,580	4,633
Charge-offs	(14,807)	(1)	—	(14,807)
Recoveries	—		—	—
Transfers	(257)		257	—
Credit loss allowance at December 31, 2021	$46,600		$20,670	$67,270

	Unfunded Commitments Credit Loss Allowance (2)
	Loans Held-for-Investment
Year Ended December 31, 2021	Commercial	Infrastructure	Total
Credit loss allowance at December 31, 2020	$5,258	$812	$6,070
Credit loss provision (reversal), net	1,434	(667)	767
Credit loss allowance at December 31, 2021	$6,692	$145	$6,837
Memo: Unfunded commitments as of December 31, 2021 (3)	$2,236,598	$15,430	$2,252,028
______________________________________________________________________________________________________________________
(1)Relates to a $7.8 million unsecured promissory note deemed uncollectible in connection with a residential conversion project located in New York City and a $7.0 million subordinated mortgage note deemed uncollectible in connection with a vacant department store in the Chicago area. Both notes were previously considered credit deteriorated and were fully reserved at or prior to write-off.
(2)Included in accounts payable, accrued expenses and other liabilities in our consolidated balance sheets.
(3)Represents amounts expected to be funded (see Note 23).

Loan Portfolio Activity
The activity in our loan portfolio was as follows (amounts in thousands):

	Held-for-Investment Loans
Year Ended December 31, 2021	Commercial	Infrastructure	Residential	Held-for-Sale Loans	Total Loans
Balance at December 31, 2020	$9,583,949	$1,412,440	$90,684	$1,052,835	$12,139,908
Acquisitions/originations/additional funding	7,822,441	817,104	—	5,351,034	13,990,579
Capitalized interest (1)	112,178	—	4,308	2,650	119,136
Basis of loans sold (2)	(307,454)	(12,678)	—	(3,856,736)	(4,176,868)
Loan maturities/principal repayments	(3,508,969)	(304,878)	(31,251)	(352,711)	(4,197,809)
Discount accretion/premium amortization	52,416	5,028	—	504	57,948
Changes in fair value	—	—	1,186	67,864	69,050
Foreign currency translation gain/(loss), net	(71,419)	(711)	—	—	(72,130)
Credit loss reversal (provision), net	7,947	(12,580)	—	—	(4,633)
Loan foreclosure and conversion to equity interest	(36,308)	—	—	—	(36,308)	(3)
Transfer to/from other asset classifications or between segments	(204,583)	123,701	(5,702)	611,360	524,776	(4)
Balance at December 31, 2021	$13,450,198	$2,027,426	$59,225	$2,876,800	$18,413,649

	Held-for-Investment Loans
Year Ended December 31, 2020	Commercial		Infrastructure	Residential	Held-for-Sale Loans		Total Loans
Balance at December 31, 2019	$8,517,054		$1,397,448	$671,572	$884,150		$11,470,224
Cumulative effect of ASC 326 effective January 1, 2020	(10,112)		(10,328)	—	—		(20,440)
Acquisitions/originations/additional funding	2,753,782		278,694	100,720	2,204,203		5,337,399
Capitalized interest (1)	143,818		195	—	—		144,013
Basis of loans sold (2)	(443,793)		—	(604)	(2,862,606)		(3,307,003)
Loan maturities/principal repayments	(1,398,991)		(189,288)	(90,273)	(142,644)		(1,821,196)
Discount accretion/premium amortization	39,642		2,447	—	110		42,199
Changes in fair value	—		—	(15,382)	148,506		133,124
Foreign currency translation gain/(loss), net	102,748		1,096	—	(1,291)		102,553
Credit loss (provision) reversal, net	(48,711)		2,495	—	125		(46,091)
Transfer to/from other asset classifications	(71,488)	(5)	(70,319)	(575,349)	822,282	(6)	105,126
Balance at December 31, 2020	$9,583,949		$1,412,440	$90,684	$1,052,835		$12,139,908

					Loans Transferred As Secured Borrowings
	Held-for-Investment Loans
Year Ended December 31, 2019	Commercial	Infrastructure	Residential	Held-for-Sale Loans		Total Loans
Balance at December 31, 2018	$7,075,577	$1,456,779	$—	$1,187,552	$74,346	$9,794,254
Acquisitions/originations/additional funding	4,161,584	902,053	394,697	3,636,380	—	9,094,714
Capitalized interest (1)	110,632	—	—	—	—	110,632
Basis of loans sold (2)	(743,425)	—	(106)	(3,567,859)	—	(4,311,390)
Loan maturities/principal repayments	(2,172,068)	(832,998)	(62,704)	(162,376)	(74,692)	(3,304,838)
Discount accretion/premium amortization	30,128	2,072	—	2,841	346	35,387
Changes in fair value	—	—	(1,314)	72,915	—	71,601
Foreign currency translation gain/(loss), net	38,050	—	—	2,105	—	40,155
Credit loss provision, net	(2,616)	(3,314)	—	(1,196)	—	(7,126)
Loan foreclosures	(27,303)	—	—	—	—	(27,303)
Transfer to/from other asset classifications	46,495	(127,144)	340,999	(286,212)	—	(25,862)
Balance at December 31, 2019	$8,517,054	$1,397,448	$671,572	$884,150	$—	$11,470,224

______________________________________________________________________________________________________________________
(1)Represents accrued interest income on loans whose terms do not require current payment of interest.
(2)See Note 13 for additional disclosure on these transactions.
(3)Includes (i) a $29.0 million credit deteriorated loan related to a residential conversion project which was foreclosed in April 2021 and (ii) $7.3 million of a commercial loan that was converted to equity interests in March 2021 (see Note 9) pursuant to a consensual transfer under pre-existing equity pledges of additional collateral, both as described above.
(4)Net transfers represent residential loans transferred from VIE assets upon redemption of three consolidated RMBS trusts.
(5)Represents the net carrying value of credit deteriorated first mortgage and contiguous mezzanine loans related to a residential conversion project located in New York City that was eliminated as a result of consolidating the net assets of the borrower entities upon exercising control over their pledged equity interests in October 2020.
(6)Includes $176.6 million of residential loans transferred from VIE assets upon redemption of a consolidated RMBS trust.
6. Investment Securities
Investment securities were comprised of the following as of December 31, 2021 and 2020 (amounts in thousands):

	Carrying Value as of
	December 31, 2021	December 31, 2020
RMBS, available-for-sale	$143,980	$167,349
RMBS, fair value option (1)	250,424	235,997
CMBS, fair value option (1), (2)	1,263,606	1,209,030
HTM debt securities, amortized cost net of credit loss allowance of $8,610 and $5,675	683,136	538,605
Equity security, fair value	11,624	11,247
Subtotal—Investment securities	2,352,770	2,162,228
VIE eliminations (1)	(1,491,786)	(1,425,570)
Total investment securities	$860,984	$736,658
______________________________________________________________________________________________________________________
(1)Certain fair value option CMBS and RMBS are eliminated in consolidation against VIE liabilities pursuant to ASC 810.
(2)Includes $182.6 million and $179.5 million of non-controlling interests in the consolidated entities which hold certain of these CMBS as of December 31, 2021 and 2020, respectively.
Purchases, sales, principal collections and redemptions for all investment securities were as follows (amounts in thousands):

	RMBS, available-for-sale	RMBS, fair value option	CMBS, fair value option	HTM Securities	Securitization VIEs (1)	Total
Year Ended December 31, 2021
Purchases	$—	$168,825	$71,476	$198,358	$(240,301)	$198,358
Sales	—	30,684	38,714	—	(69,398)	—
Principal collections	30,722	63,144	7,732	54,725	(68,873)	87,450
Redemptions	—	51,187	—	—	(51,187)	—
Year Ended December 31, 2020
Purchases/fundings	$—	$282,368	$49,416	$22,408	$(331,784)	$22,408
Sales	—	135,567	37,867	—	(165,494)	7,940
Principal collections	26,000	44,197	30,079	52,704	(69,447)	83,533
Redemptions	—	10,474	—	—	(10,474)	—
Year Ended December 31, 2019
Purchases	$—	$120,103	$238,213	$91,162	$(351,220)	$98,258
Sales	—	41,501	150,365	—	(184,540)	7,326
Principal collections	26,929	16,500	40,490	167,383	(45,642)	205,660

______________________________________________________________________________________________________________________
(1)Represents RMBS and CMBS, fair value option amounts eliminated due to our consolidation of securitization VIEs. These amounts are reflected as issuance or repayment of debt of, or distributions from, consolidated VIEs in our consolidated statements of cash flows.
RMBS, Available-for-Sale
The Company classified all of its RMBS not eliminated in consolidation as available-for-sale as of December 31, 2021 and 2020. These RMBS are reported at fair value in the balance sheet with changes in fair value recorded in accumulated other comprehensive income (“AOCI”).
The tables below summarize various attributes of our investments in available-for-sale RMBS as of December 31, 2021 and 2020 (amounts in thousands):

				Unrealized Gains or (Losses) Recognized in AOCI
	Amortized Cost	Credit Loss Allowance	Net Basis	Gross Unrealized Gains	Gross Unrealized Losses	Net Fair Value Adjustment	Fair Value
December 31, 2021
RMBS	$103,027	$—	$103,027	$41,052	$(99)	$40,953	$143,980
December 31, 2020
RMBS	$123,292	$—	$123,292	$44,123	$(66)	$44,057	$167,349

	Weighted Average Coupon (1)	WAL (Years) (2)
December 31, 2021
RMBS	1.3%	5.3
______________________________________________________________________________________________________________________
(1)Calculated using the December 31, 2021 one-month LIBOR rate of 0.101% for floating rate securities.
(2)Represents the remaining WAL of each respective group of securities as of the balance sheet date. The WAL of each individual security is calculated using projected amounts and projected timing of future principal payments.
As of December 31, 2021, approximately $126.4 million, or 88%, of RMBS were variable rate. We purchased all of the RMBS at a discount, a portion of which is accreted into income over the expected remaining life of the security. The majority of the income from this strategy is earned from the accretion of this accretable discount.
We have engaged a third party manager who specializes in RMBS to execute the trading of RMBS, the cost of which was $0.9 million, $0.8 million and $1.5 million for the years ended December 31, 2021, 2020 and 2019, respectively, recorded as management fees in the accompanying consolidated statements of operations.
The following table presents the gross unrealized losses and estimated fair value of any available-for-sale securities that were in an unrealized loss position as of December 31, 2021 and 2020, and for which an allowance for credit losses has not been recorded (amounts in thousands):

	Estimated Fair Value		Unrealized Losses
	Securities with a loss less than 12 months	Securities with a loss greater than 12 months	Securities with a loss less than 12 months	Securities with a loss greater than 12 months
As of December 31, 2021
RMBS	$2,478	$—	$(99)	$—
As of December 31, 2020
RMBS	$438	$1,195	$(25)	$(41)
As of December 31, 2021 and 2020, there were one and two securities, respectively, with unrealized losses reflected in the table above. After evaluating the securities and recording adjustments for credit losses, we concluded that the remaining unrealized losses reflected above were noncredit-related and would be recovered from the securities’ estimated future cash flows. We considered a number of factors in reaching this conclusion, including that we did not intend to sell the securities, it was not considered more likely than not that we would be forced to sell the securities prior to recovering our amortized cost, and there were no material credit events that would have caused us to otherwise conclude that we would not recover our cost.

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
CMBS and RMBS, Fair Value Option
As discussed in the “Fair Value Option” section of Note 2 herein, we elect the fair value option for certain CMBS and RMBS in an effort to eliminate accounting mismatches resulting from the current or potential consolidation of securitization VIEs. As of December 31, 2021, the fair value and unpaid principal balance of CMBS where we have elected the fair value option, excluding the notional value of interest-only securities and before consolidation of securitization VIEs, were $1.3 billion and $2.8 billion, respectively. As of December 31, 2021, the fair value and unpaid principal balance of RMBS where we have elected the fair value option, excluding the notional value of interest-only securities and before consolidation of securitization VIEs, were $250.4 million and $127.4 million, respectively. The $1.5 billion total fair value balance of CMBS and RMBS represents our economic interests in these assets. However, as a result of our consolidation of securitization VIEs, the vast majority of this fair value (all except $22.2 million at December 31, 2021) is eliminated against VIE liabilities before arriving at our GAAP balance for fair value option investment securities.
As of December 31, 2021, $98.2 million of our CMBS were variable rate and none of our RMBS were variable rate.
HTM Debt Securities, Amortized Cost
The table below summarizes our investments in HTM debt securities as of December 31, 2021 and 2020 (amounts in thousands):

	Amortized Cost Basis	Credit Loss Allowance	Net Carrying Amount	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
December 31, 2021
CMBS	$538,506	$(3,140)	$535,366	$195	$(25,029)	$510,532
Preferred interests	118,409	(2,562)	115,847	450	(2,449)	113,848
Infrastructure bonds	34,831	(2,908)	31,923	561	—	32,484
Total	$691,746	$(8,610)	$683,136	$1,206	$(27,478)	$656,864

December 31, 2020
CMBS	$339,059	$—	$339,059	$—	$(23,286)	$315,773
Preferred interests	166,614	(2,749)	163,865	432	(913)	163,384
Infrastructure bonds	38,607	(2,926)	35,681	415	—	36,096
Total	$544,280	$(5,675)	$538,605	$847	$(24,199)	$515,253
The following table presents the activity in our credit loss allowance for HTM debt securities (amounts in thousands):

	CMBS	Preferred Interests	Infrastructure Bonds	Total HTM Credit Loss Allowance
Year Ended December 31, 2021
Credit loss allowance at December 31, 2020	$—	$2,749	$2,926	$5,675
Credit loss provision (reversal), net	3,140	(187)	(18)	2,935
Credit loss allowance at December 31, 2021	$3,140	$2,562	$2,908	$8,610

The table below summarizes the maturities of our HTM debt securities by type as of December 31, 2021 (amounts in thousands):

	CMBS	Preferred Interests	Infrastructure Bonds	Total
Less than one year	$313,960	$90,970	$—	$404,930
One to three years	23,000	24,877	—	47,877
Three to five years	198,406	—	807	199,213
Thereafter	—	—	31,116	31,116
Total	$535,366	$115,847	$31,923	$683,136
Equity Security, Fair Value
During 2012, we acquired 9,140,000 ordinary shares from a related-party in Starwood European Real Estate Finance Limited (“SEREF”), a debt fund that is externally managed by an affiliate of our Manager and is listed on the London Stock Exchange. The fair value of the investment remeasured in USD was $11.6 million and $11.2 million as of December 31, 2021 and 2020, respectively. As of December 31, 2021, our shares represent an approximate 2% interest in SEREF.
7. Properties
Our properties are held within the following portfolios:
Medical Office Portfolio
The Medical Office Portfolio is comprised of 34 medical office buildings acquired during the year ended December 31, 2016. These properties, which collectively comprise 1.9 million square feet, are geographically dispersed throughout the U.S. and primarily affiliated with major hospitals or located on or adjacent to major hospital campuses. The Medical Office Portfolio includes total gross properties and lease intangibles of $763.1 million and debt of $594.4 million as of December 31, 2021.
Master Lease Portfolio
The Master Lease Portfolio is comprised of 16 retail properties geographically dispersed throughout the U.S., with more than 50% of the portfolio, by carrying value, located in Florida, Texas and Minnesota. These properties, which we acquired in September 2017, collectively comprise 1.9 million square feet and were leased back to the seller under corporate guaranteed master net lease agreements with initial terms of 24.6 years and periodic rent escalations. The Master Lease Portfolio includes total gross properties of $343.8 million and debt of $193.0 million as of December 31, 2021.
Investing and Servicing Segment Property Portfolio
The REIS Equity Portfolio is comprised of 13 commercial real estate properties and one equity interest in an unconsolidated commercial real estate property which were acquired from CMBS trusts during the previous five years. The REIS Equity Portfolio includes total gross properties and lease intangibles of $226.7 million and debt of $160.8 million as of December 31, 2021.
Woodstar Portfolios
As of December 31, 2020, our properties also reflected the carrying values of our Woodstar I and Woodstar II Portfolios, which are now carried at fair value on an unconsolidated basis within “Investments of affordable housing fund” on our consolidated balance sheet as of December 31, 2021. Refer to Notes 2 and 8 for further details.

The table below summarizes our properties held as of December 31, 2021 and December 31, 2020 (dollars in thousands):

	Depreciable Life	December 31, 2021	December 31, 2020
Property Segment
Land and land improvements	0 - 15 years	$175,810	$484,846
Buildings and building improvements	0 - 45 years	851,274	1,690,701
Furniture & fixtures	3 - 5 years	260	59,632
Investing and Servicing Segment
Land and land improvements	0 - 15 years	41,771	50,585
Buildings and building improvements	3 - 40 years	149,399	179,014
Furniture & fixtures	2 - 5 years	3,143	2,606
Commercial and Residential Lending Segment (1)
Land and land improvements	0 - 7 years	9,691	11,416
Buildings and building improvements	10 - 20 years	12,408	19,251
Construction in progress	N/A	104,088	75,245
Properties, cost		1,347,844	2,573,296
Less: accumulated depreciation		(181,457)	(302,143)
Properties, net		$1,166,387	$2,271,153
______________________________________________________________________________________________________________________
(1)Represents properties acquired through loan foreclosure. Refer to Note 5 with respect to the construction in progress properties relating to a residential conversion project.

During the year ended December 31, 2021, we sold two operating properties within the REIS Equity Portfolio for $68.7 million and recognized a total gain of $22.2 million within gain on sale of investments and other assets in our consolidated statement of operations. Also during the year ended December 31, 2021, we sold an operating property within the Commercial and Residential Lending Segment for $31.2 million and recognized a gain of $17.7 million within gain on sale of investments and other assets in our consolidated statement of operations. Refer to Note 3 for further discussion.

During the year ended December 31, 2020, we sold an operating property and an outparcel within the REIS Equity Portfolio for $25.0 million and recognized a gain of $7.9 million within gain on sale of investments and other assets in our consolidated statement of operations, of which $0.1 million was attributable to non-controlling interests.

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

Future rental payments due to us from tenants under existing non-cancellable operating leases for each of the next five years and thereafter are as follows (in thousands):

2022	$75,549
2023	64,886
2024	58,806
2025	53,890
2026	42,118
Thereafter	202,756
Total	$498,005

8. Investments of Consolidated Affordable Housing Fund
As discussed in Note 2, we established the Woodstar Fund effective November 5, 2021, an investment fund which holds our Woodstar multifamily affordable housing portfolios. In connection therewith, we sold interests of 20.6% in the Woodstar Fund to third party institutional investors for initial cash proceeds of $216.0 million, which was adjusted to $214.2 million post-closing. The Woodstar portfolios consist of the following:

Woodstar I Portfolio
The Woodstar I Portfolio is comprised of 32 affordable housing communities with 8,948 units concentrated primarily in the Tampa, Orlando and West Palm Beach metropolitan areas. During the year ended December 31, 2015, we acquired 18 of the 32 affordable housing communities of the Woodstar I Portfolio, with the final 14 communities acquired during the year ended December 31, 2016. The Woodstar I Portfolio includes properties at fair value of $1.2 billion and debt at fair value of $755.4 million as of December 31, 2021.
Woodstar II Portfolio
The Woodstar II Portfolio is comprised of 27 affordable housing communities with 6,109 units concentrated primarily in Central and South Florida. We acquired eight of the 27 affordable housing communities in December 2017, with the final 19 communities acquired during the year ended December 31, 2018. The Woodstar II Portfolio includes properties at fair value of $1.1 billion and debt at fair value of $545.7 million as of December 31, 2021.
Income from the Woodstar Fund’s investments reflects the following components for the period from November 5, 2021 through December 31, 2021 (in thousands):

November 5, 2021 - December 31, 2021
Distributions from affordable housing fund investments	$6,023
Unrealized change in fair value of investments	402
Income from affordable housing fund investments	$6,425
9. Investments in Unconsolidated Entities
The table below summarizes our investments in unconsolidated entities as of December 31, 2021 and 2020 (dollars in thousands):

	Participation / Ownership % (1)	Carrying value as of
		December 31, 2021	December 31, 2020
Equity method investments:
Equity interest in a natural gas power plant	10%	$26,255	$25,095
Investor entity which owns equity in an online real estate company (2)	50%	5,206	9,397
Equity interest in and advances to a residential mortgage originator (3)	N/A	20,327	17,852
Various	25% - 50%	12,528	10,374
		64,316	62,718
Other equity investments:
Equity interest in a servicing and advisory business (2)	2%	12,955	17,584
Investment funds which own equity in a loan servicer and other real estate assets (2)	4% - 6%	4,194	7,267
Investor entities which own equity interests in two entertainment and retail centers (4)	15%	7,320	—
Various, including FHLB stock at December 31, 2020	N/A	1,312	20,485
		25,781	45,336
		$90,097	$108,054
______________________________________________________________________________________________________________________

(1)None of these investments are publicly traded and therefore quoted market prices are not available.
(2)During the year ended December 31, 2021, we received capital distributions totaling $12.2 million, which reduced the carrying value of three of our investments.
(3)Includes a $4.5 million subordinated loan as of both December 31, 2021 and 2020.
(4)During the year ended December 31, 2021, we obtained equity interests in two investor entities that own interests in two entertainment and retail centers in satisfaction of $7.3 million principal amount of a commercial loan. The interests were obtained in order to facilitate repayment of a portion of that loan for which these interests represented underlying collateral. The interests are entitled to preferred treatment in the distribution waterfall and are intended to repay us the $7.3 million principal amount of the loan plus interest. See further discussion in Note 5.
As of December 31, 2021, the carrying value of our equity investment in a residential mortgage originator exceeded the underlying equity in net assets of such investee by $1.6 million. This difference is the result of the Company recording its investment in the investee at its acquisition date fair value, which included certain non-amortizing intangible assets not recognized by the investee. Should the Company determine these intangible assets held by the investee are impaired, the Company will recognize such impairment loss through earnings from unconsolidated entities in our consolidated statement of operations, otherwise, such difference between the carrying value of our equity investment in the residential mortgage originator and the underlying equity in the net assets of the residential mortgage originator will continue to exist.
Other than our equity interest in the residential mortgage originator, there were no differences between the carrying value of our equity method investments and the underlying equity in the net assets of the investees as of December 31, 2021.
During the year ended December 31, 2021, we did not become aware of (i) any observable price changes in our other equity investments accounted for under the fair value practicability election or (ii) any indicators of impairment.
10. Goodwill and Intangibles
Goodwill
Infrastructure Lending Segment
The Infrastructure Lending Segment’s goodwill of $119.4 million at both December 31, 2021 and 2020 represents the excess of consideration transferred over the fair value of net assets acquired on September 19, 2018 and October 15, 2018. The goodwill recognized is attributable to value embedded in the acquired Infrastructure Lending Segment’s lending platform and is fully tax deductible over 15 years.

As discussed in Note 2, goodwill is tested for impairment at least annually. Based on our quantitative assessment during the fourth quarter of 2021, we determined that the fair value of the Infrastructure Lending Segment reporting unit to which goodwill is attributed exceeded its carrying value including goodwill. Therefore, we concluded that the goodwill attributed to the Infrastructure Lending Segment was not impaired.
LNR Property LLC (“LNR”)
The Investing and Servicing Segment’s goodwill of $140.4 million at both December 31, 2021 and 2020 represents the excess of consideration transferred over the fair value of net assets of LNR acquired on April 19, 2013. The goodwill recognized is attributable to value embedded in LNR’s existing platform, which includes a network of commercial real estate asset managers, work-out specialists, underwriters and administrative support professionals as well as proprietary historical performance data on commercial real estate assets. The tax deductible component of this goodwill as of April 19, 2013 was $149.9 million and is deductible over 15 years.

Based on our qualitative assessment during the fourth quarter of 2021, we determined that it is not more likely than not that the fair value of the Investing and Servicing Segment reporting unit to which goodwill is attributed is less than its carrying value including goodwill.  Therefore, we concluded that the goodwill attributed to the Investing and Servicing Segment was not impaired.

Future changes in the expectations of the impact of COVID-19 on our operations, financial performance and cash flows could cause our goodwill to be impaired.

Intangible Assets
Servicing Rights Intangibles
In connection with the LNR acquisition, we identified domestic servicing rights that existed at the purchase date, based upon the expected future cash flows of the associated servicing contracts. As of December 31, 2021 and 2020, the balance of the domestic servicing intangible was net of $42.1 million and $41.4 million, respectively, which was eliminated in consolidation pursuant to ASC 810 against VIE assets in connection with our consolidation of securitization VIEs. Before VIE consolidation, as of December 31, 2021 and 2020, the domestic servicing intangible had a balance of $58.9 million and $54.6 million, respectively, which represents our economic interest in this asset.
Lease Intangibles
In connection with our acquisitions of commercial real estate, we recognized in-place lease intangible assets and favorable lease intangible assets associated with certain non-cancelable operating leases of the acquired properties.
The following table summarizes our intangible assets, which are comprised of servicing rights intangibles and lease intangibles, as of December 31, 2021 and 2020 (amounts in thousands):

	As of December 31, 2021			As of December 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Domestic servicing rights, at fair value	$16,780	$—	$16,780	$13,202	$—	$13,202
In-place lease intangible assets	94,712	(62,721)	31,991	133,203	(92,540)	40,663
Favorable lease intangible assets	23,746	(8,953)	14,793	24,181	(7,929)	16,252
Total net intangible assets	$135,238	$(71,674)	$63,564	$170,586	$(100,469)	$70,117
The following table summarizes the activity within intangible assets for the years ended December 31, 2021 and 2020 (amounts in thousands):

	Domestic Servicing Rights	In-place Lease Intangible Assets	Favorable Lease Intangible Assets	Total
Balance as of January 1, 2020	$16,917	$50,910	$17,873	$85,700
Amortization	—	(10,077)	(1,621)	(11,698)
Sales	—	(170)	—	(170)
Changes in fair value due to changes in inputs and assumptions	(3,715)	—	—	(3,715)
Balance as of December 31, 2020	$13,202	$40,663	$16,252	$70,117
Amortization	—	(8,116)	(1,387)	(9,503)
Sales	—	(556)	(72)	(628)
Changes in fair value due to changes in inputs and assumptions	3,578	—	—	3,578
Balance as of December 31, 2021	$16,780	$31,991	$14,793	$63,564
The following table sets forth the estimated aggregate amortization of our in-place lease intangible assets and favorable lease intangible assets for the next five years and thereafter (amounts in thousands):

2022	$7,618
2023	6,043
2024	4,650
2025	3,775
2026	2,754
Thereafter	21,944
Total	$46,784

Lease Liabilities

In connection with our acquisition of certain properties within our Medical Office Portfolio, we recognized aggregate unfavorable lease liabilities of $4.8 million with a weighted average life of 9.7 years at acquisition. The liability balance was $1.5 million and $1.9 million as of December 31, 2021 and 2020, respectively.
11. Secured Borrowings
Secured Financing Agreements
The following table is a summary of our secured financing agreements in place as of December 31, 2021 and 2020 (dollars in thousands):

											Outstanding Balance at
	Current Maturity		Extended Maturity (a)		Weighted Average Pricing		Pledged Asset Carrying Value		Maximum Facility Size		December 31, 2021		December 31, 2020
Repurchase Agreements:
Commercial Loans	Aug 2022 to Jul 2026	(b)	Jun 2025 to Dec 2030	(b)	Index + 2.00%	(c)	$9,141,387		$10,485,460	(d)	$6,556,438		$4,878,939
Residential Loans	Jul 2022 to Dec 2023		N/A		Index + 2.02%		2,244,663		2,850,000		1,744,225		22,590
Infrastructure Loans	Sep 2024		Sep 2026		LIBOR + 2.00%		455,391		650,000		379,095		232,961
Conduit Loans	Feb 2022 to Jun 2024		Feb 2023 to Jun 2025		LIBOR + 1.99%		226,634		350,000		174,130		53,554
CMBS/RMBS	Sep 2022 to May 2031	(e)	Dec 2022 to Nov 2031	(e)	(f)		1,166,352		819,979		688,146	(g)	620,763
Total Repurchase Agreements							13,234,427		15,155,439		9,542,034		5,808,807
Other Secured Financing:
Borrowing Base Facility	Nov 2024		Oct 2026		SOFR + 2.11%		600,525		750,000	(h)	213,478		43,014
Commercial Financing Facilities	Dec 2023 to Jan 2024		Jan 2026 to Dec 2030		Index + 1.81%		208,022		243,476		167,476		81,218
Residential Financing Facility	Sep 2022		Sep 2025		3.00%		396,201		250,000		102,018		215,024
Infrastructure Acquisition Facility	N/A		N/A		N/A		—		—		—		467,450
Infrastructure Financing Facilities	Jul 2022 to Oct 2022		Oct 2024 to Jul 2027		Index + 2.01%		1,042,292		1,250,000		855,646		538,645
Property Mortgages - Fixed rate	Nov 2024 to Sep 2029	(i)	N/A		4.35%		389,586		272,522		272,522		1,077,528
Property Mortgages - Variable rate	Nov 2022 to Dec 2025		N/A		(j)		699,124		734,350		712,493		960,903
Term Loan and Revolver	(k)		N/A		(k)		N/A	(k)	938,753		788,753		645,000
Federal Home Loan Bank	N/A		N/A		N/A		—		—		—		396,000
Total Other Secured Financing							3,335,750		4,439,101		3,112,386		4,424,782
							$16,570,177		$19,594,540		12,654,420		10,233,589
Unamortized net discount											(13,350)		(13,569)
Unamortized deferred financing costs											(64,220)		(73,830)
											$12,576,850		$10,146,190
______________________________________________________________________________________________________________________
(a)Subject to certain conditions as defined in the respective facility agreement.
(b)For certain facilities, borrowings collateralized by loans existing at maturity may remain outstanding until such loan collateral matures, subject to certain specified conditions.
(c)Certain facilities with an outstanding balance of $2.1 billion as of December 31, 2021 are indexed to GBP LIBOR, EURIBOR, BBSY and SONIA. The remainder are indexed to USD LIBOR or SOFR.
(d)Certain facilities with an aggregate initial maximum facility size of $9.4 billion may be increased to $10.5 billion, subject to certain conditions. The $10.5 billion amount includes such upsizes.
(e)Certain facilities with an outstanding balance of $276.9 million as of December 31, 2021 carry a rolling 11-month or 12-month term which may reset monthly or quarterly with the lender's consent. These facilities carry no maximum facility size.
(f)A facility with an outstanding balance of $240.8 million as of December 31, 2021 has a weighted average fixed annual interest rate of 3.20%. All other facilities are variable rate with a weighted average rate of LIBOR + 1.71%.
(g)Includes: (i) $240.8 million outstanding on a repurchase facility that is not subject to margin calls; and (ii) $35.8 million outstanding on one of our repurchase facilities that represents the 49% pro rata share owed by a non-controlling partner in a consolidated joint venture (see Note 16).

(h)The maximum facility size as of December 31, 2021 of $650.0 million is scheduled to decline to $450.0 million as of March 31, 2022 and may be increased to $750.0 million, subject to certain conditions.
(i)The weighted average maturity is 5.5 years as of December 31, 2021.
(j)Includes a $600.0 million first mortgage and mezzanine loan secured by our Medical Office Portfolio. This debt has a weighted average interest rate of LIBOR + 2.07% that we swapped to a fixed rate of 3.34%. The remainder have a weighted average rate of LIBOR + 2.39%.
(k)Consists of: (i) a $788.8 million term loan facility that matures in July 2026, of which $391.0 million has an annual interest rate of LIBOR + 2.50% and $397.8 million (the “Incremental Borrowings”) has an annual interest rate of LIBOR + 3.25%, subject to a 0.75% LIBOR floor, and (ii) a $150.0 million revolving credit facility that matures in April 2026 with an annual interest rate of SOFR + 2.50%. These facilities are secured by the equity interests in certain of our subsidiaries which totaled $5.5 billion as of December 31, 2021.

As of December 31, 2021, the above table no longer reflects property mortgages of the Woodstar Portfolios, which as discussed in Notes 2 and 8, are now reflected within “Investments of consolidated affordable housing fund” on our consolidated balance sheet.

In the normal course of business, the Company is in discussions with its lenders to extend, amend or replace any financing facilities which contain near term expirations.

During the year ended December 31, 2021, we entered into mortgage loans to upsize and reprice a portion of our Woodstar I and Woodstar II Portfolio debt. We borrowed a total of $462.9 million, of which $222.0 million was used to repay a portion of our existing mortgage loans. The mortgage loan related to Woodstar I for $380.0 million carries a two-year term, with three one-year extension options, and has an annual interest rate of LIBOR + 2.11%. In connection with this upsize, we acquired an interest rate cap with a strike of 1.00%. The mortgage loans related to Woodstar II for $82.9 million carry seven-year terms and a weighted average fixed annual interest rate of 4.36%.

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

Our secured financing agreements contain certain financial tests and covenants. As of December 31, 2021, we were in compliance with all such covenants.

We seek to mitigate risks associated with our repurchase agreements by managing risk related to the credit quality of our assets, interest rates, liquidity, prepayment speeds and market value. The margin call provisions under the majority of our repurchase facilities, consisting of 66% of these agreements, do not permit valuation adjustments based on capital market events and are limited to collateral-specific credit marks generally determined on a commercially reasonable basis. To monitor credit risk associated with the performance and value of our loans and investments, our asset management team regularly reviews our investment portfolios and is in regular contact with our borrowers, monitoring performance of the collateral and enforcing our rights as necessary. For the 34% of repurchase agreements which do permit valuation adjustments based on capital market events, approximately 7% of these pertain to our loans held-for-sale, for which we manage credit risk through the purchase of credit index instruments. We further seek to manage risks associated with our repurchase agreements by matching the maturities and interest rate characteristics of our loans with the related repurchase agreement.

For the years ended December 31, 2021, 2020 and 2019, approximately $35.6 million, $36.4 million and $34.3 million, respectively, of amortization of deferred financing costs from secured financing agreements was included in interest expense on our consolidated statements of operations.

As of December 31, 2021, JPMorgan Chase Bank, N.A. and Morgan Stanley Bank, N.A. held collateral sold under certain of our repurchase agreements with carrying values that exceeded the respective repurchase obligations by $667.2 million and $660.4 million, respectively. The weighted average extended maturities of those repurchase agreements were 3.7 and 3.8 years, respectively.

Collateralized Loan Obligations and Single Asset Securitization

Commercial and Residential Lending Segment

In July 2021, we contributed into a single asset securitization, STWD 2021-HTS, a previously originated $230.0 million first mortgage and mezzanine loan on a portfolio of 41 extended stay hotels with $210.1 million of third party financing.

In May 2021, we refinanced a pool of our commercial loans held-for-investment through a CLO, STWD 2021-FL2. On the closing date, the CLO issued $1.3 billion of notes and preferred shares, of which $1.1 billion of notes was purchased by third party investors. We retained $70.1 million of notes, along with preferred shares with a liquidation preference of $127.5 million. The CLO contains a reinvestment feature that, subject to certain eligibility criteria, allows us to contribute new loans or participation interests in loans to the CLO in exchange for cash. During the year ended December 31, 2021, we utilized the reinvestment feature, contributing $58.6 million of additional interests into the CLO.

In August 2019, we refinanced a pool of our commercial loans held-for-investment through a CLO, STWD 2019-FL1. On the closing date, the CLO issued $1.1 billion of notes and preferred shares, of which $936.4 million of notes was purchased by third party investors. We retained $86.6 million of notes, along with preferred shares with a liquidation preference of $77.0 million. The CLO contains a reinvestment feature that, subject to certain eligibility criteria, allows us to contribute new loans or participation interests in loans to the CLO in exchange for cash. During the years ended December 31, 2021, 2020 and 2019 we utilized the reinvestment feature, contributing $261.9 million, $134.7 million and $88.1 million, respectively, of additional interests into the CLO.

Infrastructure Lending Segment

In April 2021, we refinanced a pool of our infrastructure loans held-for-investment through a CLO, STWD 2021-SIF1. On the closing date, the CLO issued $500.0 million of notes and preferred shares, of which $410.0 million of notes was purchased by third party investors. We retained preferred shares with a liquidation preference of $90.0 million. The CLO contains a reinvestment feature that, subject to certain eligibility criteria, allows us to contribute new loans or participation interests in loans to the CLO in exchange for cash. During the year ended December 31, 2021, we utilized the reinvestment feature, contributing $45.9 million of additional interests into the CLO.

The following table is a summary of our CLOs and our SASB as of December 31, 2021 and 2020 (amounts in thousands):

December 31, 2021	Count	Face Amount	Carrying Value	Weighted Average Spread		Maturity
STWD 2019-FL1
Collateral assets	24	$1,092,887	$1,103,513	LIBOR + 4.19%	(a)	November 2024	(b)
Financing	1	936,375	933,049	SOFR + 1.63%	(c)	July 2038	(d)
STWD 2021-FL2
Collateral assets	25	1,272,133	1,279,678	LIBOR + 4.22%	(a)	February 2025	(b)
Financing	1	1,077,375	1,069,691	LIBOR + 1.78%	(c)	April 2038	(d)
STWD 2021-SIF1
Collateral assets	31	491,299	506,666	LIBOR + 3.91%	(a)	March 2026	(b)
Financing	1	410,000	405,319	LIBOR + 2.15%	(c)	April 2032	(d)
STWD 2021-HTS
Collateral assets	1	230,000	230,587	LIBOR + 4.12%	(a)	April 2026	(b)
Financing	1	210,091	208,057	LIBOR + 2.48%	(c)	April 2034	(d)
Total
Collateral assets		$3,086,319	$3,120,444
Financing		$2,633,841	$2,616,116

December 31, 2020
STWD 2019-FL1
Collateral assets	23	$1,002,445	$1,099,439	LIBOR + 3.93%	(a)	April 2024	(b)
Financing	1	936,375	930,554	LIBOR + 1.64%	(c)	July 2038	(d)
___________________________________________________________________________________________________________________________________
(a)Represents the weighted-average coupon earned on variable rate loans during the respective year-to-date period. Of the loans financed by the STWD 2021-FL2 CLO as of December 31, 2021, 7% earned fixed-rate weighted average interest of 7.49%. Of the loans financed by the STWD 2021-SIF1 CLO as of December 31, 2021, 2% earned fixed-rate weighted average interest of 5.62%.
(b)Represents the weighted-average maturity, assuming the extended contractual maturity of the collateral assets.
(c)Represents the weighted-average cost of financing incurred during the respective year-to-date period, inclusive of deferred issuance costs.
(d)Repayments of the CLOs and SASB are tied to timing of the related collateral asset repayments. The term of the CLOs and SASB financing obligations represents the legal final maturity date.
We incurred $26.9 million of issuance costs in connection with the CLOs and SASB, which are amortized on an effective yield basis over the estimated life of the CLOs and SASB. For the years ended December 31, 2021, 2020 and 2019, approximately $5.7 million, $2.5 million and $0.9 million, respectively, of amortization of deferred financing costs was included in interest expense on our consolidated statements of operations. As of December 31, 2021 and 2020, our unamortized issuance costs were $17.7 million and $5.8 million, respectively.
The CLOs and SASB are considered VIEs, for which we are deemed the primary beneficiary. We therefore consolidate the CLOs and SASB. Refer to Note 16 for further discussion.
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

	Repurchase Agreements	Other Secured Financing	CLOs and SASB (a)	Total
2022	$2,068,288	$60,194	$123,448	$2,251,930
2023	1,090,287	826,666	643,689	2,560,642
2024	1,089,101	319,918	445,272	1,854,291
2025	3,263,185	256,299	497,976	4,017,460
2026	1,777,704	1,207,092	923,456	3,908,252
Thereafter	253,469	442,217	—	695,686
Total	$9,542,034	$3,112,386	$2,633,841	$15,288,261
______________________________________________________________________________________________________________________
(a)For the CLOs, the above does not assume utilization of their reinvestment features. The SASB does not have a reinvestment feature.

12. Unsecured Senior Notes
The following table is a summary of our unsecured senior notes outstanding as of December 31, 2021 and 2020 (dollars in thousands):

	Coupon Rate		Effective Rate (1)	Maturity Date	Remaining Period of Amortization	Carrying Value at
						December 31, 2021	December 31, 2020
2021 Senior Notes	N/A		N/A	N/A	N/A	$—	$700,000
2023 Senior Notes	5.50%		5.71%	11/1/2023	1.8 years	300,000	300,000
2023 Convertible Notes	4.38%		4.57%	4/1/2023	1.2 years	250,000	250,000
2024 Senior Notes	3.75%		3.94%	12/31/2024	3.0 years	400,000	—
2025 Senior Notes	4.75%	(2)	5.04%	3/15/2025	3.2 years	500,000	500,000
2026 Senior Notes	3.63%		3.77%	7/15/2026	4.5 years	400,000	—
Total principal amount						1,850,000	1,750,000
Unamortized discount—Convertible Notes						(578)	(2,559)
Unamortized discount—Senior Notes						(10,067)	(9,332)
Unamortized deferred financing costs						(10,765)	(5,589)
Carrying amount of debt components						$1,828,590	$1,732,520
Carrying amount of conversion option equity components recorded in additional paid-in capital for outstanding convertible notes						N/A	$3,755
______________________________________________________________________________________________________________________
(1)Effective rate includes the effects of underwriter purchase discount.
(2)The coupon on the 2025 Senior Notes is 4.75%.  At closing, we swapped $470.0 million of the notes to a floating rate of LIBOR + 2.53%.
Senior Notes Due December 2021

    On December 16, 2016, we issued $700.0 million of 5.00% Senior Notes due 2021 (the “2021 Senior Notes”). On September 15, 2021, we redeemed $400.0 million of our 2021 Senior Notes and the remaining $300.0 million was repaid upon maturity on December 15, 2021.
Senior Notes Due November 2023

    On November 2, 2020, we issued $300.0 million of 5.50% Senior Notes due 2023 (the “2023 Senior Notes”). The 2023 Senior Notes mature on November 1, 2023. Prior to August 1, 2023, we may redeem some or all of the 2023 Senior Notes at a price equal to 100% of the principal amount thereof, plus the applicable “make-whole” premium as of the applicable date of redemption. On and after August 1, 2023, we may redeem some or all of the 2023 Senior Notes at a price equal to 100% of the principal amount thereof. In addition, prior to November 1, 2022, we may redeem up to 40% of the 2023 Senior Notes at the applicable redemption price using the proceeds of certain equity offerings.
Senior Notes Due 2024
On December 15, 2021, we issued $400.0 million of 3.75% Senior Notes due 2024 (the "2024 Senior Notes"). The 2024 Senior Notes mature on December 31, 2024. Prior to September 30, 2024, we may redeem some or all of the 2024 Senior Notes at a price equal to 100% of the principal amount thereof, plus the applicable “make-whole” premium as of the applicable date of redemption. On and after September 30, 2024, we may redeem some or all of the 2024 Senior Notes at a price equal to 100% of the principal amount thereof. In addition, prior to September 30, 2024, we may redeem up to 40% of the 2024 Senior Notes at the applicable redemption price using the proceeds of certain equity offerings.

Senior Notes Due 2025

    On December 4, 2017, we issued $500.0 million of 4.75% Senior Notes due 2025 (the “2025 Senior Notes”). The 2025 Notes mature on March 15, 2025. Prior to September 15, 2024, we may redeem some or all of the 2025 Senior Notes at a price equal to 100% of the principal amount thereof, plus the applicable “make-whole” premium as of the applicable date of redemption. On and after September 15, 2024, we may redeem some or all of the 2025 Senior Notes at a price equal to 100% of the principal amount thereof. In addition, prior to March 15, 2021, we may redeem up to 40% of the 2025 Senior Notes at the applicable redemption price using the proceeds of certain equity offerings. The 2025 Senior Notes were swapped to floating rate (see Note 14).
Senior Notes Due 2026
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
Our unsecured senior notes contain certain financial tests and covenants. As of December 31, 2021, we were in compliance with all such covenants.
Convertible Senior Notes
On March 29, 2017, we issued $250.0 million of 4.375% Convertible Senior Notes due 2023 (the “2023 Convertible Notes”) which remain outstanding at December 31, 2021 and mature on April 1, 2023.
During the year ended December 31, 2019, we settled the remaining $78.0 million principal amount of our 4.00% Convertible Senior Notes due 2019 through the issuance of 3.6 million shares of common stock and cash payments of $12.0 million.
We recognized interest expense of $11.6 million, $12.2 million and $12.3 million during the years ended December 31, 2021, 2020 and 2019, respectively, from our Convertible Notes.
The following table details the conversion attributes of our Convertible Notes outstanding as of December 31, 2021 (amounts in thousands, except rates):

	December 31, 2021
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
(2)As of December 31, 2021, 2020, and 2019, the market price of the Company’s common stock was $24.30, $19.30 and $24.86, respectively.
The if-converted value of the 2023 Convertible Notes was less than their principal amount by $15.5 million at December 31, 2021 as the closing market price of the Company’s common stock of $24.30 was less than the implicit conversion price of $25.91 per share. The if-converted value of the principal amount of the 2023 Convertible Notes was $234.5 million as of December 31, 2021. As of December 31, 2021, the net carrying amount and fair value of the 2023 Convertible Notes was $249.1 million and $254.4 million, respectively.
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
13. Loan Securitization/Sale Activities
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
In certain instances, we retain an interest in the CMBS or RMBS VIE and serve as special servicer or servicing administrator for the VIE. In these circumstances, we generally consolidate the VIE into which the loans were sold. The securitizations are subject to optional redemption after a certain period of time or when the pool balance falls below a specified threshold. During the years ended December 31, 2021 and 2020, we exercised the optional redemption on certain of our residential securitizations and acquired $524.5 million and $176.6 million of loans and redeemed $51.2 million and $10.5 million of our existing RMBS holdings, respectively. The net amount paid to a consolidated VIE to redeem the outstanding principal amount of its RMBS certificates and acquire the underlying loans pursuant to this provision are reflected as repayment of debt of consolidated VIEs in our consolidated statements of cash flows.
The following summarizes the face amount and proceeds of commercial and residential loans securitized for the years ended December 31, 2021, 2020 and 2019 (amounts in thousands):

	Commercial Loans		Residential Loans
	Face Amount	Proceeds	Face Amount	Proceeds
For the Year Ended December 31,
2021	$1,185,251	$1,242,974	$2,287,733	$2,362,798
2020	920,282	975,569	1,770,513	1,826,549
2019	1,781,981	1,845,890	1,256,481	1,305,059
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

	Loan Transfers Accounted for as Sales
	Commercial Loans		Residential Loans
	Face amount (1)	Proceeds (1)	Face Amount	Proceeds
For the Year Ended December 31,
2021	$335,552	$328,878	$216,827	$225,940
2020	446,132	442,833	550	604
2019	751,210	748,045	26,046	26,797
______________________________________________________________________________________________________________________
(1)During the year ended December 31, 2021, we sold $313.0 million of senior interests in first mortgage loans and $22.6 million of whole loan interests for proceeds of $307.3 million and $21.5 million, respectively. During the year ended December 31, 2020, we sold $277.9 million of senior interests in first mortgage loans and $168.2 million of whole loan interests for proceeds of $270.8 million and $172.0 million, respectively. During the year ended December 31, 2019, all sales were of senior interests in first mortgage loans.
During the years ended December 31, 2021, 2020 and 2019, (losses)/gains recognized by the Commercial and Residential Lending Segment on sales of commercial loans were $(1.1) million, $(1.0) million and $4.6 million, respectively.
Infrastructure Loan Sales
During the year ended December 31, 2021, the Infrastructure Lending Segment sold loans held-for-sale with an aggregate face amount of $16.3 million, for proceeds of $15.3 million, recognizing gains of $0.2 million. During the year ended December 31, 2020, the Infrastructure Lending Segment sold loans held-for-sale with an aggregate face amount of $61.1 million for proceeds of $60.8 million, recognizing gains of $0.3 million. During the year ended December 31, 2019, the Infrastructure Lending Segment sold loans held-for-sale with an aggregate face amount of $404.1 million for proceeds of $393.3 million, recognizing gains of $3.1 million. In connection with these sales, we sold an interest rate swap guarantee for cash payment of $3.1 million and recognized a decrease in fair value of $2.7 million within gain (loss) on derivative financial instruments, net in our consolidated statement of operations during the year ended December 31, 2019. Refer to Note 14 for further discussion of our interest rate swap guarantees.
14. Derivatives and Hedging Activity
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
Designated Hedges
The Company does not generally elect to apply the hedge accounting designation to its hedging instruments. As of December 31, 2021 and 2020, the Company did not have any designated hedges.
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
The following table summarizes our non-designated derivatives as of December 31, 2021 (notional amounts in thousands):

Type of Derivative	Number of Contracts	Aggregate Notional Amount	Notional Currency	Maturity
Fx contracts – Buy Euros ("EUR")	14	51,583	EUR	February 2022 - March 2023
Fx contracts – Buy Pounds Sterling ("GBP")	11	9,731	GBP	February 2022 - October 2024
Fx contracts – Buy Australian dollar ("AUD")	3	17,500	AUD	February 2022 - August 2023
Fx contracts – Sell EUR	144	474,098	EUR	January 2022 - November 2025
Fx contracts – Sell GBP	155	530,879	GBP	January 2022 - February 2025
Fx contracts – Sell AUD	52	265,401	AUD	February 2022 - October 2024
Interest rate swaps – Paying fixed rates	68	2,932,451	USD	April 2024 - January 2032
Interest rate swaps – Receiving fixed rates	2	484,500	USD	March 2025 - December 2031
Interest rate caps	7	702,000	USD	October 2022 - April 2025
Interest rate caps	1	61,000	GBP	April 2024
Credit index instruments	3	49,000	USD	September 2058 - August 2061
Interest rate swap guarantees	4	277,302	USD	August 2022 - June 2025
Total	464
The table below presents the fair value of our derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2021 and 2020 (amounts in thousands):

	Fair Value of Derivatives in an Asset Position (1) as of December 31,		Fair Value of Derivatives in a Liability Position (2) as of December 31,
	2021	2020	2021	2020
Interest rate contracts	$17,728	$33,841	$16	$4
Interest rate swap guarantees	—	—	260	849
Foreign exchange contracts	30,478	6,585	12,870	39,951
Credit index instruments	10	129	275	520
Total derivatives	$48,216	$40,555	$13,421	$41,324
___________________________________________________
(1)Classified as derivative assets in our consolidated balance sheets.
(2)Classified as derivative liabilities in our consolidated balance sheets.
The table below presents the effect of our derivative financial instruments on the consolidated statements of operations for the years ended December 31, 2021, 2020 and 2019 (amounts in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income for the Year Ended December 31,
		2021	2020	2019
Interest rate contracts	Gain (loss) on derivative financial instruments	$41,033	$(48,692)	$(10,516)
Interest rate swap guarantees	Gain (loss) on derivative financial instruments	589	(235)	(3,350)
Foreign exchange contracts	Gain (loss) on derivative financial instruments	41,228	(32,561)	8,801
Credit index instruments	Gain (loss) on derivative financial instruments	(487)	(690)	(1,245)
		$82,363	$(82,178)	$(6,310)

15. Offsetting Assets and Liabilities
The following tables present the potential effects of netting arrangements on our financial position for financial assets and liabilities within the scope of ASC 210-20, Balance Sheet—Offsetting, which for us are derivative assets and liabilities as well as repurchase agreement liabilities (amounts in thousands):

		(ii) Gross Amounts Offset in the Statement of Financial Position	(iii) = (i) - (ii) Net Amounts Presented in the Statement of Financial Position	(iv) Gross Amounts Not Offset in the Statement of Financial Position
	(i) Gross Amounts Recognized			Financial Instruments	Cash Collateral Received / Pledged	(v) = (iii) - (iv) Net Amount
As of December 31, 2021
Derivative assets	$48,216	$—	$48,216	$12,870	$21,290	$14,056
Derivative liabilities	$13,421	$—	$13,421	$12,870	$291	$260
Repurchase agreements	9,542,034	—	9,542,034	9,542,034	—	—
	$9,555,455	$—	$9,555,455	$9,554,904	$291	$260
As of December 31, 2020
Derivative assets	$40,555	$—	$40,555	$6,716	$33,772	$67
Derivative liabilities	$41,324	$—	$41,324	$6,716	$27,416	$7,192
Repurchase agreements	5,808,807	—	5,808,807	5,808,807	—	—
	$5,850,131	$—	$5,850,131	$5,815,523	$27,416	$7,192

16. Variable Interest Entities
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
As discussed in Note 11, we have refinanced various pools of our commercial and infrastructure loans held-for-investment through three CLOs and one SASB, which are considered to be VIEs. We are the primary beneficiary of, and therefore consolidate, the CLOs and SASB in our financial statements as we have both (i) the power to direct the activities in our role as collateral manager, collateral advisor, or controlling class representative that most significantly impact the CLOs’ and SASB's economic performance, and (ii) the obligation to absorb losses and the right to receive benefits from the CLOs and SASB that could be potentially significant through the subordinate interests we own.

The following table details the assets and liabilities of our consolidated CLOs and SASB as of December 31, 2021 and 2020 (amounts in thousands):

	December 31, 2021	December 31, 2020
Assets:
Cash and cash equivalents	$15,297	$96,998
Loans held-for-investment	3,073,572	1,002,441
Investment securities	11,426	—
Accrued interest receivable	8,936	5,454
Other assets	11,213	557
Total Assets	$3,120,444	$1,105,450
Liabilities
Accounts payable, accrued expenses and other liabilities	$3,335	$663
Collateralized loan obligations and single asset securitization, net	2,616,116	930,554
Total Liabilities	$2,619,451	$931,217
Assets held by the CLOs and SASB are restricted and can be used only to settle obligations of the CLOs and SASB, including the subordinate interests owned by us. The liabilities of the CLOs and SASB are non-recourse to us and can only be satisfied from the assets of the CLOs and SASB.
We also hold controlling interests in other non-securitization entities that are considered VIEs. The Woodstar Fund, Woodstar Feeder Fund, L.P. and one of the Woodstar Fund’s indirect investees, SPT Dolphin Intermediate LLC (“SPT Dolphin”), the entity which holds the Woodstar II Portfolio, are each VIEs because the third party interest holders do not carry kick-out rights or substantive participating rights. We were deemed to be the primary beneficiary of those VIEs because we possess both the power to direct the activities of the VIEs that most significantly impact their economic performance and a significant economic interest in each entity. The Woodstar Fund had total assets of $1.0 billion, including its indirect investment in SPT Dolphin, and no significant liabilities as of December 31, 2021. As of December 31, 2021, Woodstar Feeder Fund, L.P. and its consolidated subsidiary which is also considered a VIE, Woodstar Feeder REIT, LLC, had a $0.3 billion investment in the Woodstar Fund, had no significant liabilities and had temporary equity of $0.2 billion consisting of the contingently redeemable non-controlling interests of the third party investors (see Note 18).
We also hold a 51% controlling interest in a joint venture (the “CMBS JV”) within our Investing and Servicing Segment, which is considered a VIE because the third party interest holder does not carry kick-out rights or substantive participating rights. We are deemed the primary beneficiary of the CMBS JV. This VIE had total assets of $331.7 million and liabilities of $73.9 million as of December 31, 2021. Refer to Note 18 for further discussion.
In addition to the above non-securitization entities, we have smaller VIEs with total assets of $102.4 million and liabilities of $53.5 million as of December 31, 2021.
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
As noted above, we are not obligated to provide, nor have we provided, any financial support for any of our securitization VIEs, whether or not we are deemed to be the primary beneficiary. As such, the risk associated with our involvement in these VIEs is limited to the carrying value of our investment in the entity. As of December 31, 2021, our maximum risk of loss related to securitization VIEs in which we were not the primary beneficiary was $22.2 million on a fair value basis.
As of December 31, 2021, the securitization VIEs which we do not consolidate had debt obligations to beneficial interest holders with unpaid principal balances, excluding the notional value of interest-only securities, of $4.9 billion. The corresponding assets are comprised primarily of commercial mortgage loans with unpaid principal balances corresponding to the amounts of the outstanding debt obligations.

We also hold passive non-controlling interests in certain unconsolidated entities that are considered VIEs. We are not the primary beneficiaries of these VIEs as we do not possess the power to direct the activities of the VIEs that most significantly impact their economic performance and therefore report our interests, which totaled $24.5 million as of December 31, 2021, within investments in unconsolidated entities on our consolidated balance sheet. Our maximum risk of loss is limited to our carrying value of the investments.
17. Related-Party Transactions
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
For the years ended December 31, 2021, 2020 and 2019, approximately $77.9 million, $76.6 million and $77.0 million, respectively, was incurred for base management fees. In April 2020, our board of directors authorized the payment of our first quarter base management fee of $19.1 million in 1,422,143 shares of our common stock. As of December 31, 2021 and 2020, there were $20.3 million and $19.2 million, respectively, of unpaid base management fees included in related-party payable in our consolidated balance sheets.
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
For the years ended December 31, 2021, 2020 and 2019, approximately $70.3 million, $30.8 million and $20.2 million, respectively, was incurred for incentive fees. As of December 31, 2021 and 2020, there were $51.2 million and $15.0 million of unpaid incentive fees included in related-party payable in our consolidated balance sheets.
Expense Reimbursement. We are required to reimburse our Manager for operating expenses incurred by our Manager on our behalf. In addition, pursuant to the terms of the Management Agreement, we are required to reimburse our Manager for the cost of legal, tax, consulting, accounting and other similar services rendered for us by our Manager’s personnel provided that such costs are no greater than those that would be payable if the services were provided by an independent third party. The expense reimbursement is not subject to any dollar limitations but is subject to review by our independent directors. For the years ended December 31, 2021, 2020 and 2019, approximately $7.1 million, $8.5 million and $7.7 million, respectively, was incurred for executive compensation and other reimbursable expenses and recognized within general and administrative expenses in our consolidated statements of operations. As of December 31, 2021 and 2020, there were $4.9 million and $5.0 million, respectively, of unpaid reimbursable executive compensation and other expenses included in related-party payable in our consolidated balance sheets.
Equity Awards. In certain instances, we issue RSAs to certain employees of affiliates of our Manager who perform services for us. During the years ended December 31, 2021, 2020 and 2019, we granted 1,013,232, 341,635 and 182,861 RSAs, respectively, at grant date fair values of $20.3 million, $3.9 million and $4.1 million, respectively. Expenses related to the vesting of awards to employees of affiliates of our Manager were $9.7 million, $3.4 million and $4.1 million during the years ended December 31, 2021, 2020 and 2019, respectively, and are reflected in general and administrative expenses in our consolidated statements of operations. These shares generally vest over a three-year period.
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
Manager Equity Plan
In May 2017, the Company’s shareholders approved the Starwood Property Trust, Inc. 2017 Manager Equity Plan (the “2017 Manager Equity Plan”), which replaced the Starwood Property Trust, Inc. Manager Equity Plan (“Manager Equity Plan”). In November 2020, we granted 1,800,000 RSUs to our Manager under the 2017 Manager Equity Plan. In September 2019, we granted 1,200,000 RSUs to our Manager under the 2017 Manager Equity Plan. In April 2018, we granted 775,000 RSUs to our Manager under the 2017 Manager Equity Plan. In March 2017, we granted 1,000,000 RSUs to our Manager under the Manager Equity Plan. In connection with these grants and prior similar grants, we recognized share-based compensation expense of $19.4 million, $18.0 million and $20.2 million within management fees in our consolidated statements of operations for the years ended December 31, 2021, 2020 and 2019, respectively. Refer to Note 18 for further discussion of these grants.
Investments in Loans and Securities
During the years ended December 31, 2021, 2020 and 2019, the Company acquired $1.2 billion, $244.4 million and $353.0 million, respectively, of loans from a residential mortgage originator in which it holds an equity interest. In September 2021, the Company amended a $4.5 million subordinated loan to this residential mortgage originator, which was entered into in June 2018, to extend the maturity from September 2021 to September 2022. Such loan had been amended in September and October 2019 to extend the maturity from September 2019 to September 2020 and increase the total commitment from $2.0 million to $4.5 million and again in September 2020 to further extend the maturity to September 2021. Additionally, as of December 31, 2021, the Company had outstanding residential mortgage loan purchase commitments of $429.3 million to this residential mortgage originator. Refer to Note 9 for further discussion. In December 2021, the Company sold $4.5 million of loans to the residential mortgage originator.
In July 2021, a €55.0 million loan participation acquired in March 2018 from SEREF, which was secured by a luxury resort in Estepona, Spain, was paid in full.
In August 2020, the Company received a $245.0 million partial repayment on a $339.2 million first mortgage and mezzanine loan that was originated in August 2017 related to an office campus located in Irvine, California. An affiliate of our Manager has a non-controlling equity interest in the borrower. As of December 31, 2021, the outstanding balance of this loan was $29.4 million.

In January 2020, the Company originated a $3.5 million bridge loan to a third party borrower for the development and recapitalization of luxury cabin rentals.  In February 2020, the bridge loan was repaid, and the Company originated a $99.0 million first mortgage loan to the same borrower.  The loan bears interest at a fixed rate of 10.5% plus fees and contains a term of 36 months with two one-year extension options.  Certain members of our executive team and board of directors own equity interests in the borrower.  As of December 31, 2021, the outstanding balance of this loan was $67.4 million.

In February 2019, the Company acquired a $60.0 million participation in a $925.0 million first priority infrastructure term loan. In April 2019 and July 2019, the Company acquired participations of $5.0 million and $16.0 million, respectively, in a $350.0 million upsize to the term loan. The loan is secured by four domestic natural gas power plants. An affiliate of our Manager, Starwood Energy Group, is the borrower under the term loan. As of December 31, 2021, the outstanding participation balance in this term loan was $65.0 million.

In March 2019, the Company originated a $22.5 million loan to refinance the debt of a commercial real estate partnership in which we hold a 50% equity interest.

In January 2018, the Company acquired a $130.0 million first mortgage participation from an unaffiliated third party. The loan is secured by three U.S. power plants that each have long-term power purchase agreements with investment grade counterparties. The borrower is an affiliate of our Manager. As of December 31, 2021, the Company's outstanding participation balance of this loan was $52.0 million.

In December 2012, the Company acquired 9,140,000 ordinary shares in SEREF, a debt fund that is externally managed by an affiliate of our Manager and is listed on the London Stock Exchange, for approximately $14.7 million, which equated to approximately 4% ownership of SEREF. As of December 31, 2021, our shares represent an approximate 2% interest in SEREF. Refer to Note 6 for additional details.

The Company co-originates, along with certain investment funds affiliated with our Manager, various foreign currency denominated loans to third party borrowers in which each lender holds a separate portion of the loan. The loans are independently underwritten and legally separate, and the transaction is directly between the Company and the third party borrower. As a result, we do not consider these to be related party transactions.
Investments in Unconsolidated Entities
In October 2014, we committed $150.0 million for a 33% equity interest in four regional shopping malls (the “Retail Fund”). In August 2017, we funded the remaining $15.5 million capital commitment associated with this investment.  During the year ended December 31, 2019, we recognized a loss of $114.4 million. No earnings or losses were recognized during the years ended December 31, 2020 and 2021. During the period included in our year ended December 31, 2019, the Retail Fund reported unrealized decreases in the fair value of its real estate properties, which resulted in a $47.2 million decrease to our investment. In addition, we provided an impairment charge of $71.9 million against the remainder of the investment based on our estimate of the fair value of the underlying retail assets as of December 31, 2019. The Retail Fund was established for the purpose of acquiring and operating four leading regional shopping malls located in Florida, Michigan, North Carolina and Virginia. An affiliate of our Manager serves as general partner of the Retail Fund.

In April 2013, in connection with our acquisition of LNR, we acquired 50% of a joint venture which owns equity in an online real estate company. An affiliate of our Manager, Starwood Distressed Opportunity Fund IX owns the remaining 50% of the venture.

Lease Arrangements
In March 2020, we entered into an office lease agreement with an entity which is controlled by our Chairman and CEO through majority equity ownership of the entity. The leased premises serve as our new Miami Beach office following the expiration of our former lease in Miami Beach. The lease is for up to 74,000 square feet of office space, has an initial term of 15 years and requires monthly lease payments starting in the tenth month after lease commencement, which is pending final completion of the premises. The lease payments are based on an annual base rate of $52.00 per square foot that increases by 3% each anniversary following commencement, plus our pro rata share of building operating expenses. Prior to the execution of this lease, we engaged an independent third party leasing firm and external counsel to advise the independent directors of our board of directors on market terms for the lease.  The terms of the lease were approved by our independent directors. In April 2020 we provided a $1.9 million cash security deposit to the landlord. During the year ended December 31, 2021, we made payments to the landlord of $10.7 million for reimbursements relating to tenant improvements under the terms of the lease.
In December 2021, we entered into a sublease with SH Group Hotels & Residences U.S., L.L.C., an affiliate of our Manager, for office space in Los Angeles, California. The sublease commenced December 20, 2021. The sublease is for approximately 5,500 square feet of office space, has an initial term of 4.5 years, and requires monthly lease payments based on an annual base rate of $59.16 per square foot that increases by 3% annually in April, which is equal to that specified in the original lease between the affiliate and the third party landlord.

Acquisitions from Consolidated CMBS Trusts

Our Investing and Servicing Segment acquires interests in properties for its REIS Equity Portfolio and also loans from CMBS trusts, some of which are consolidated as VIEs on our balance sheet. Acquisitions from consolidated VIEs are reflected as repayment of debt of consolidated VIEs in our consolidated statements of cash flows. During the year ended December 31, 2021, we acquired a $9.2 million nonperforming loan on a hospitality asset in New York from a consolidated CMBS trust for a total gross purchase price of $10.1 million, including accrued interest. During the year ended December 31, 2019, we acquired $8.6 million of net real estate assets from a consolidated CMBS trust for a total gross purchase price of $8.8 million, as discussed in Note 3. There were no assets acquired from consolidated CMBS trusts during the year ended December 31, 2020.

Acquisitions from Consolidated RMBS Trusts

When our Commercial and Residential Lending Segment exercises an optional redemption right in a securitization VIE, it unwinds the securitization structure and acquires the underlying loans from the VIE. Acquisitions of loans from consolidated VIEs are reflected as repayment of debt of consolidated VIEs in our consolidated statements of cash flows. During the years ended December 31, 2021 and 2020, we acquired $524.5 million and $176.6 million, respectively, of residential loans from consolidated RMBS trusts at their par amounts. Refer to Note 13 for further discussion of these acquisitions.
Other Related-Party Arrangements
During the year ended December 31, 2016, we established a co-investment fund which provides key personnel with the opportunity to invest in certain properties included in our REIS Equity Portfolio. These personnel include certain of our employees as well as employees of affiliates of our Manager (collectively, “Fund Participants”). The fund carries an aggregate commitment of $15.0 million and owns a 10% equity interest in certain REIS Equity Portfolio properties acquired subsequent to January 1, 2015. As of December 31, 2021, Fund Participants have funded $4.9 million of the capital commitment, and it is our current expectation that there will be no additional funding of the commitment. The capital contributed by Fund Participants is reflected on our consolidated balance sheets as non-controlling interests in consolidated subsidiaries. In an effort to retain key personnel, the fund provides for disproportionate distributions which allows Fund Participants to earn an incremental 60% on all operating cash flows attributable to their capital account, net of a 5% preferred return to us as general partner of the fund. Amounts earned by Fund Participants pursuant to this waterfall are reflected within net income attributable to non-controlling interests in our consolidated statements of operations. During the years ended December 31, 2021, 2020 and 2019, the non-controlling interests related to this fund received cash distributions of $0.2 million, $1.8 million and $1.3 million, respectively.
Highmark Residential (“Highmark”), an affiliate of our Manager, provides property management services for properties within our Woodstar I and Woodstar II Portfolios. Fees paid to Highmark are calculated as a percentage of gross receipts and are at market terms. During the years ended December 31, 2021, 2020 and 2019, property management fees to Highmark were $4.2 million, $2.1 million, and $1.6 million, respectively.
18. Stockholders’ Equity and Non-Controlling Interests
The Company’s authorized capital stock consists of 100,000,000 shares of preferred stock, $0.01 par value per share, and 500,000,000 shares of common stock, $0.01 par value per share.

We issued common stock in a public offering as follows during the year ended December 31, 2021:

	Shares issued	Price	Proceeds
Issuance date	(in thousands)	per share	(in thousands)
12/10/2021	16,000	$24.57	$393,120
In May 2014, we established the Starwood Property Trust, Inc. Dividend Reinvestment and Direct Stock Purchase Plan (the “DRIP Plan”), which provides stockholders with a means of purchasing additional shares of our common stock by reinvesting the cash dividends paid on our common stock and by making additional optional cash purchases. Shares of our common stock purchased under the DRIP Plan will either be issued directly by the Company or purchased in the open market by the plan administrator. The Company may issue up to 11.0 million shares of common stock under the DRIP Plan. During the years ended December 31, 2021, 2020 and 2019, shares issued under the DRIP Plan were not material.
In May 2014, we entered into an amended and restated At-The-Market Equity Offering Sales Agreement (the “ATM Agreement”) with Merrill Lynch, Pierce, Fenner & Smith Incorporated to sell shares of the Company’s common stock of up to $500.0 million from time to time, through an “at the market” equity offering program. Sales of shares under the ATM Agreement are made by means of ordinary brokers’ transactions on the NYSE or otherwise at market prices prevailing at the time of sale or at negotiated prices. During the years ended December 31, 2021, 2020 and 2019, there were no shares issued under the ATM Agreement.

During the year ended December 31, 2019, we issued 3.6 million shares in connection with the settlement of $78.0 million of our 4.00% Convertible Senior Notes due 2019. Refer to Note 12 for further discussion.

During the year ended December 31, 2020, we repurchased 2,268,551 shares of common stock for $33.8 million under a previous common stock and Convertible Note repurchase program authorized by our board of directors, which expired in February 2021.

Our board of directors declared the following dividends during the years ended December 31, 2021, 2020 and 2019:

Declaration Date	Record Date	Ex-Dividend Date	Payment Date	Amount	Frequency
12/15/21	12/31/21	12/30/21	1/14/22	$0.48	Quarterly
9/15/21	9/30/21	9/29/21	10/15/21	0.48	Quarterly
6/14/21	6/30/21	6/29/21	7/15/21	0.48	Quarterly
3/11/21	3/31/21	3/30/21	4/15/21	0.48	Quarterly
12/9/20	12/31/20	12/30/20	1/15/21	0.48	Quarterly
9/16/20	9/30/20	9/29/20	10/15/20	0.48	Quarterly
6/16/20	6/30/20	6/29/20	7/15/20	0.48	Quarterly
2/25/20	3/31/20	3/30/20	4/15/20	0.48	Quarterly
11/18/19	12/31/19	12/30/19	1/15/20	0.48	Quarterly
8/7/19	9/30/19	9/27/19	10/15/19	0.48	Quarterly
5/8/19	6/28/19	6/27/19	7/15/19	0.48	Quarterly
2/28/19	3/29/19	3/28/19	4/15/19	0.48	Quarterly
Equity Incentive Plans
In May 2017, the Company’s shareholders approved the 2017 Manager Equity Plan and the Starwood Property Trust, Inc. 2017 Equity Plan (the “2017 Equity Plan”), which allow for the issuance of up to 11,000,000 stock options, stock appreciation rights, RSAs, RSUs or other equity-based awards or any combination thereof to the Manager, directors, employees, consultants or any other party providing services to the Company. The 2017 Manager Equity Plan succeeds and replaces the Manager Equity Plan and the 2017 Equity Plan succeeds and replaces the Starwood Property Trust, Inc. Equity Plan (the “Equity Plan”) and the Starwood Property Trust, Inc. Non-Executive Director Stock Plan (the “Non-Executive Director Stock Plan”). As of December 31, 2021, 3,132,625 share awards were available to be issued under either the 2017 Manager Equity Plan or the 2017 Equity Plan, determined on a combined basis.

To date, we have only granted RSAs and RSUs under the equity incentive plans. The holders of awards of RSAs or RSUs are entitled to receive dividends or “distribution equivalents” beginning on either the award’s effective date or vest date, depending on the terms of the award.
The table below summarizes our share awards granted or vested under the Manager Equity Plan and the 2017 Manager Equity Plan during the years ended December 31, 2021, 2020 and 2019 (dollar amounts in thousands):

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

During the years ended December 31, 2021, 2020 and 2019, we granted 1,708,935, 1,014,753, and 520,236 RSAs, respectively, under the 2017 Equity Plan to a select group of eligible participants which includes our employees, directors and employees of our Manager who perform services for us. The awards were granted based on the market price of the Company’s common stock on the respective grant date and generally vest over a three-year period. Expenses related to the vesting of these awards are reflected in general and administrative expenses in our consolidated statements of operations. No RSUs were granted under the 2017 Equity Plan during the years ended December 31, 2021, 2020 and 2019.

The following shares of common stock were issued, without restriction, to our Manager as part of the incentive and base management compensation due under the Management Agreement during the years ended December 31, 2021, 2020 and 2019:

Timing of Issuance	Shares of Common Stock Issued	Price per share
November 2021	18,649	$26.08
August 2021	97,151	25.79
May 2021	267,378	24.54
February 2021	332,002	22.55
May 2020	2,065,322	(1)
February 2020	355,910	25.51
November 2019	38,942	24.08
March 2019	495,363	22.16
__________________________________________
(1)1,422,143 shares of common stock were issued with a share price of $13.42 relating to the first quarter base management fee. 643,179 shares of common stock were issued with a share price of $12.25 relating to the first quarter incentive fee.

The following table summarizes our share-based compensation expenses during the years ended December 31, 2021, 2020 and 2019 (in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Management fees:
Manager incentive fee	$35,135	$15,405	$10,082
Base management fee	—	19,088	—
2017 Manager Equity Plan (1)	19,448	17,987	20,255
	54,583	52,480	30,337
General and administrative:
2017 Equity Plan (1)	19,838	13,254	15,900
	19,838	13,254	15,900
Total share-based compensation expense (2)	$74,421	$65,734	$46,237
__________________________________________
(1)Share-based compensation expense relating to the Manager Equity Plan is reflected within the 2017 Manager Equity Plan. Share-based compensation expense relating to the Non-Executive Director Stock Plan and the Equity Plan are reflected within the 2017 Equity Plan.
(2)The income tax benefit associated with the share-based compensation expense for the years ended December 31, 2021, 2020 and 2019 was immaterial.
Schedule of Non-Vested Shares and Share Equivalents (1)

	2017 Equity Plan	2017 Manager Equity Plan	Total	Weighted Average Grant Date Fair Value (per share)
Balance as of January 1, 2021	1,594,605	2,286,896	3,881,501	$17.26
Granted	1,708,935	—	1,708,935	22.14
Vested	(764,781)	(991,619)	(1,756,400)	18.44
Forfeited	(132,029)	—	(132,029)	18.99
Balance as of December 31, 2021	2,406,730	1,295,277	3,702,007	18.90
__________________________________________
(1)Equity-based award activity for awards granted under the Equity Plan and Non-Executive Director Stock Plan is reflected within the 2017 Equity Plan column, and for awards granted under the Manager Equity Plan, within the 2017 Manager Equity Plan column.

The weighted average grant date fair value per share of grants during the years ended December 31, 2021, 2020 and 2019 was $22.14, $14.64 and $24.01, respectively.
Vesting Schedule

	2017 Equity	2017 Manager
	Plan	Equity Plan	Total
2022	646,771	845,277	1,492,048
2023	451,679	450,000	901,679
2024	1,308,280	—	1,308,280
Total	2,406,730	1,295,277	3,702,007
As of December 31, 2021, there was approximately $53.5 million of total unrecognized compensation costs related to unvested share-based compensation arrangements which are expected to be recognized over a weighted average period of 1.7 years. The total fair value of shares vested during the years ended December 31, 2021, 2020 and 2019 were $32.4 million, $35.7 million and $33.2 million, respectively, as of the respective vesting dates.
Non-Controlling Interests in Consolidated Subsidiaries
As discussed in Note 2, on November 5, 2021 we sold a 20.6% non-controlling interest in the Woodstar Fund to third party investors for net cash proceeds of $214.2 million. Under the Woodstar Fund operating agreement, such interests are contingently redeemable by us, at the option of the interest holder, for cash at liquidation fair value if any assets remain upon termination of the Woodstar Fund. The Woodstar Fund operating agreement specifies an eight-year term with two one-year extension options, the first at our option and the second subject to consent of an advisory committee representing the non-controlling interest holders. Accordingly, these contingently redeemable non-controlling interests have been classified as “Temporary Equity” in our consolidated balance sheet as of December 31, 2021 and represent the fair value of the Woodstar Fund’s net assets allocable to those interests. During the period from November 5, 2021 through December 31, 2021, net income attributable to these non-controlling interests was $0.7 million.
In connection with our Woodstar II Portfolio acquisitions, we issued 10.2 million Class A Units in our subsidiary, SPT Dolphin, and rights to receive an additional 1.9 million Class A Units if certain contingent events occur. During the years ended December 31, 2020 and 2019, we issued 0.1 million and 0.1 million, respectively, of the total 1.9 million contingent Class A Units to the contributors. As of December 31, 2021, all of the 1.9 million contingent Class A Units were issued. The Class A Units are redeemable for consideration equal to the current share price of the Company’s common stock on a one-for-one basis, with the consideration paid in either cash or the Company’s common stock, at the determination of the Company. During the year ended December 31, 2021, redemptions of 0.9 million of the Class A Units were received and settled in common stock, leaving 9.8 million Class A Units outstanding as of December 31, 2021. During the year ended December 31, 2020, redemptions of 0.5 million of the Class A Units were received, of which 0.4 million were settled in common stock and 0.1 million were settled for $1.3 million in cash. During the year ended December 31, 2019, redemptions of 1.0 million of the Class A Units were received and settled in common stock. The outstanding Class A Units are reflected as non-controlling interests in consolidated subsidiaries on our consolidated balance sheets, the balance of which was $208.5 million and $226.7 million as of December 31, 2021 and 2020, respectively.
To the extent SPT Dolphin has sufficient cash available, the Class A Units earn a preferred return indexed to the dividend rate of the Company’s common stock. Any distributions made pursuant to this waterfall are recognized within net income attributable to non-controlling interests in our consolidated statements of operations. During the years ended December 31, 2021, 2020 and 2019, we recognized net income attributable to non-controlling interests of $19.4 million, $20.4 million and $21.6 million, respectively, associated with these Class A Units.
As discussed in Note 16, we hold a 51% controlling interest in the CMBS JV within our Investing and Servicing Segment. In connection with the formation of this venture in December 2019, we sold assets totaling $333.0 million to the CMBS JV, including $318.3 million of CMBS, $13.3 million of interests in various existing CMBS joint ventures, and $1.4 million of related interest receivables. We obtained a 51% interest in the venture for cash consideration of $169.8 million, and our joint venture partner obtained a 49% interest for $163.2 million. The $13.3 million of joint venture interests that we contributed into the CMBS JV relate to joint ventures which we consolidate. The CMBS within these ventures carried a fair value of $24.5 million at the time of sale and related non-controlling interests of $11.2 million.
Because the CMBS JV is deemed a VIE for which we are the primary beneficiary, the 49% interest of our joint venture partner is reflected as a non-controlling interest in consolidated subsidiaries on our consolidated balance sheets, and any net income attributable to this 49% joint venture interest is reflected within net income attributable to non-controlling interests in our consolidated statement of operations. The non-controlling interests in the CMBS JV were $131.9 million and $126.7 million as of December 31, 2021 and 2020, respectively. During the years ended December 31, 2021 and 2020, net income attributable to non-controlling interests was $22.7 million and $11.1 million, respectively. During the year ended December 31, 2019, net income attributable to non-controlling interests was immaterial.

19. Earnings per Share
The following table provides a reconciliation of net income and the number of shares of common stock used in the computation of basic EPS and diluted EPS (amounts in thousands, except per share amounts):

	For the Year Ended December 31,
	2021	2020	2019
Basic Earnings
Income attributable to STWD common stockholders	$447,739	$331,689	$509,664
Less: Income attributable to participating shares not already deducted as non-controlling interests	(6,808)	(5,216)	(3,873)
Basic earnings	$440,931	$326,473	$505,791

Diluted Earnings
Income attributable to STWD common stockholders	$447,739	$331,689	$509,664
Less: Income attributable to participating shares not already deducted as non-controlling interests	(6,808)	(5,216)	(3,873)
Add: Interest expense on Convertible Notes	11,619	*	12,354
Diluted earnings	$452,550	$326,473	$518,145

Number of Shares:
Basic — Average shares outstanding	285,942	281,978	279,337
Effect of dilutive securities — Convertible Notes	9,649	*	9,805
Effect of dilutive securities — Contingently issuable shares	1,037	383	360
Effect of dilutive securities — Unvested non-participating shares	198	122	210
Diluted — Average shares outstanding	296,826	282,483	289,712

Earnings Per Share Attributable to STWD Common Stockholders:
Basic	$1.54	$1.16	$1.81
Diluted	$1.52	$1.16	$1.79
______________________________________________________________________________________________________________________
*Our Convertible Notes were not dilutive for the year ended December 31, 2020.
As of December 31, 2021, 2020 and 2019, participating shares of 13.0 million, 14.4 million and 13.3 million, respectively, were excluded from the computation of diluted shares as their effect was already considered under the more dilutive two-class method used above. Such participating shares at December 31, 2021, 2020 and 2019 included 9.8 million, 10.6 million and 11.0 million potential shares, respectively, of our common stock issuable upon redemption of the Class A Units in SPT Dolphin, as discussed in Note 18.

20. Accumulated Other Comprehensive Income
The changes in AOCI by component are as follows (amounts in thousands):

	Cumulative Unrealized Gain (Loss) on Available-for- Sale Securities	Foreign Currency Translation	Total
Balance at January 1, 2019	$53,515	$5,145	$58,660
OCI before reclassifications	(2,460)	(3,665)	(6,125)
Amounts reclassified from AOCI	(59)	(1,544)	(1,603)
Net period OCI	(2,519)	(5,209)	(7,728)
Balance at December 31, 2019	50,996	(64)	50,932
OCI before reclassifications	(6,939)	—	(6,939)
Amounts reclassified from AOCI	—	—	—
Net period OCI	(6,939)	—	(6,939)
Balance at December 31, 2020	44,057	(64)	43,993
OCI before reclassifications	(3,101)	—	(3,101)
Amounts reclassified from AOCI	(3)	64	61
Net period OCI	(3,104)	64	(3,040)
Balance at December 31, 2021	$40,953	$—	$40,953

The reclassifications out of AOCI impacted the consolidated statements of operations for the years ended December 31, 2021, 2020 and 2019 as follows (amounts in thousands):

	Amounts Reclassified from
	AOCI during the Year			Affected Line Item
	Ended December 31,			in the Statements
Details about AOCI Components	2021	2020	2019	of Operations
Unrealized gains on available-for-sale securities:
Interest realized upon collection	$3	$—	$59	Interest income from investment securities
Foreign currency translation:
Foreign currency (adjustment) gain from business dispositions	(64)	—	1,544	Gain on sale of investments and other assets, net
Total reclassifications for the period	$(61)	$—	$1,603

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
Woodstar Fund Investments
The fair value of investments held by the Woodstar Fund is determined based on observable and unobservable market inputs. The initial fair value of the Woodstar Fund's investments at its November 5, 2021 establishment date was determined by reference to the purchase price paid by third party investors, which was consistent with both a recent external appraisal as well as our extensive marketing efforts to sell interests in the Woodstar Fund, plus working capital.

For the properties, the third party appraisal applied the income capitalization approach with corroborative support from the sales comparison approach. The cost approach is not employed, as it is typically not emphasized by potential investors in the multifamily affordable housing sector. The income capitalization approach estimates an income stream for a property over a 10-year period and discounts this income plus a reversion (presumed sale) into a present value at a risk adjusted discount rate. Terminal capitalization rates and discount rates utilized in this approach are derived from market transactions as well as other financial and industry data.

For secured financing, the third party appraisal discounted the contractual cash flows at the interest rate at which such arrangements would bear if executed in the current market. The fair value of investment level working capital is assumed to approximate carrying value due to its primarily short-term monetary nature. The fair value of interest rate derivatives is determined using the methodology described in the Derivatives discussion below.

Given the significance of the unobservable inputs used in the respective valuations, the Woodstar Fund’s investments have been classified within Level III of the fair value hierarchy.

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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level II of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level III inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of December 31, 2021 and 2020, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level II of the fair value hierarchy.
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

Fair Value Disclosures
The following tables present our financial assets and liabilities carried at fair value on a recurring basis in the consolidated balance sheets by their level in the fair value hierarchy as of December 31, 2021 and 2020 (amounts in thousands):

	December 31, 2021
	Total	Level I	Level II	Level III
Financial Assets:
Loans under fair value option	$2,936,025	$—	$—	$2,936,025
RMBS	143,980	—	—	143,980
CMBS	22,244	—	—	22,244
Equity security	11,624	11,624	—	—
Woodstar Fund investments	1,040,309	—	—	1,040,309
Domestic servicing rights	16,780	—	—	16,780
Derivative assets	48,216	—	48,216	—
VIE assets	61,280,543	—	—	61,280,543
Total	$65,499,721	$11,624	$48,216	$65,439,881
Financial Liabilities:
Derivative liabilities	$13,421	$—	$13,421	$—
VIE liabilities	59,752,922	—	54,972,701	4,780,221
Total	$59,766,343	$—	$54,986,122	$4,780,221

	December 31, 2020
	Total	Level I	Level II	Level III
Financial Assets:
Loans under fair value option	$1,022,979	$—	$—	$1,022,979
RMBS	167,349	—	—	167,349
CMBS	19,457	—	—	19,457
Equity security	11,247	11,247	—	—
Domestic servicing rights	13,202	—	—	13,202
Derivative assets	40,555	—	40,555	—
VIE assets	64,238,328	—	—	64,238,328
Total	$65,513,117	$11,247	$40,555	$65,461,315
Financial Liabilities:
Derivative liabilities	$41,324	$—	$41,324	$—
VIE liabilities	62,776,371	—	60,756,495	2,019,876
Total	$62,817,695	$—	$60,797,819	$2,019,876

The changes in financial assets and liabilities classified as Level III are as follows for the years ended December 31, 2021 and 2020 (amounts in thousands):

	Loans at Fair Value	RMBS	CMBS	Woodstar Fund Investments	Domestic Servicing Rights	VIE Assets	VIE Liabilities	Total
January 1, 2020 balance	$1,436,194	$189,576	$25,008	$—	$16,917	$62,187,175	$(2,537,392)	$61,317,478
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	133,124	—	6,991	—	(3,715)	(2,405,599)	128,747	(2,140,452)
Net accretion	—	10,712	—	—	—	—	—	10,712
Included in OCI	—	(6,939)	—	—	—	—	—	(6,939)
Purchases / Originations	2,304,924	—	—	—	—	—	—	2,304,924
Sales	(2,802,722)	—	(7,940)	—	—	—	—	(2,810,662)
Issuances	—	—	—	—	—	—	(29,927)	(29,927)
Cash repayments / receipts	(225,155)	(26,000)	(4,829)	—	—	—	(9,901)	(265,885)
Transfers into Level III	—	—	—	—	—	—	(1,393,905)	(1,393,905)
Transfers out of Level III	—	—	—	—	—	—	1,902,944	1,902,944
Transfers within Level III	176,614			—		(176,614)		—
Consolidation of VIEs	—	—	—	—	—	4,665,636	(101,690)	4,563,946
Deconsolidation of VIEs	—	—	227	—	—	(32,270)	21,248	(10,795)
December 31, 2020 balance	1,022,979	167,349	19,457	—	13,202	64,238,328	(2,019,876)	63,441,439
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	69,050	—	(894)	402	3,578	(6,830,193)	1,066,130	(5,691,927)
Net accretion	—	10,457	—	—	—	—	—	10,457
Included in OCI	—	(3,104)	—	—	—	—	—	(3,104)
Purchases / Originations	5,351,019	—	—	—	—	—	—	5,351,019
Sales	(3,831,712)	—	—	—	—	—	—	(3,831,712)
Issuances	—	—	—	—	—	—	(38,715)	(38,715)
Cash repayments / receipts	(207,043)	(30,722)	(2,003)	—	—	—	(5,728)	(245,496)
Transfers into Level III	7,241	—	—	1,039,907	—	—	(3,058,607)	(2,011,459)
Transfers out of Level III	—	—	—	—	—	—	1,152,827	1,152,827
Transfers within Level III	524,491	—	—	—	—	(524,491)	—	—
Consolidation of VIEs	—	—	—	—	—	5,332,754	(1,911,702)	3,421,052
Deconsolidation of VIEs	—	—	5,684	—	—	(935,855)	35,450	(894,721)
December 31, 2021 balance	$2,936,025	$143,980	$22,244	$1,040,309	$16,780	$61,280,543	$(4,780,221)	$60,659,660
Amount of unrealized gains (losses) attributable to assets still held at December 31, 2021:
Included in earnings	$(8,036)	$10,412	$306	$402	$3,578	$(6,830,193)	$1,066,130	$(5,757,401)
Included in OCI	—	(3,066)	—	—	—	—	—	$(3,066)
Amount of unrealized gains (losses) attributable to assets still held at December 31, 2020:
Included in earnings	26,041	10,712	1,127	—	(3,715)	(2,327,393)	128,747	(2,164,481)
Included in OCI	—	(6,939)	—	—	—	—	—	(6,939)
Amounts were transferred from Level II to Level III due to a decrease in the observable relevant market activity and amounts were transferred from Level III to Level II due to an increase in the observable relevant market activity.

The following table presents the fair values of our financial instruments not carried at fair value on the consolidated balance sheets (amounts in thousands):

	December 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets not carried at fair value:
Loans held-for-investment and loans held-for-sale	$15,477,624	$15,526,235	$11,116,929	$11,107,316
HTM debt securities	683,136	656,864	538,605	515,253
Financial liabilities not carried at fair value:
Secured financing agreements, CLOs and SASB	$15,192,966	$15,266,440	$11,076,744	$11,108,364
Unsecured senior notes	1,828,590	1,893,065	1,732,520	1,786,667
The following is quantitative information about significant unobservable inputs in our Level III measurements for those assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

	Carrying Value at December 31, 2021	Valuation Technique	Unobservable Input	Range (Weighted Average) as of (1)
				December 31, 2021	December 31, 2020
Loans under fair value option	$2,936,025	Discounted cash flow, market pricing	Coupon (d)	2.6% - 9.2% (4.2%)	3.3% - 9.7% (5.9%)
			Remaining contractual term (d)	6.3 - 39.9 years - (27.4 years)	7.3 - 39.3 years (26.3 years)
			FICO score (a)	582 - 829 (748)	519 - 823 (727)
			LTV (b)	1% - 94% (66%)	5% - 94% (68%)
			Purchase price (d)	80.0% - 108.6% (102.3%)	84.4% - 104.8% (99.8%)
RMBS	143,980	Discounted cash flow	Constant prepayment rate (a)	4.8% - 19.2% (9.9%)	3.6% - 19.4% (7.6%)
			Constant default rate (b)	0.8% - 6.0% (2.1%)	0.7% - 5.4% (2.4%)
			Loss severity (b)	0% - 86% (26%) (f)	0% - 85% (20%) (f)
			Delinquency rate (c)	10% - 35% (19%)	10% - 32% (19%)
			Servicer advances (a)	19% - 83% (52%)	23% - 82% (54%)
			Annual coupon deterioration (b)	0% - 1.7% (0.1%)	0% - 0.9% (0.1%)
			Putback amount per projected total collateral loss (e)	0% - 8% (0.5%)	0% - 17% (0.8%)
CMBS	22,244	Discounted cash flow	Yield (b)	0% - 613.6% (9.3%)	0% - 536.6% (7.1%)
			Duration (c)	0 - 7.2 years (5.2 years)	0 - 7.6 years (5.3 years)
Woodstar Fund investments	1,040,309	Discounted cash flow	Discount rate - properties (b)	5.8% - 6.3% (6.0%)	N/A
			Discount rate - debt (a)	2.6% - 3.3% (2.9%)	N/A
			Terminal capitalization rate (b)	4.8% - 5.3% (4.9%)	N/A
Domestic servicing rights	16,780	Discounted cash flow	Debt yield (a)	7.30% (7.30%)	7.50% (7.50%)
			Discount rate (b)	15% (15%)	15% (15%)
VIE assets	61,280,543	Discounted cash flow	Yield (b)	0% - 615.3% (13.0%)	0% - 312.2% (14.3%)
			Duration (c)	0 - 11.0 years (3.2 years)	0 - 16.3 years (3.8 years)
VIE liabilities	4,780,221	Discounted cash flow	Yield (b)	0% - 615.3% (6.4%)	0% - 312.2% (14.4%)
			Duration (c)	0 - 11.0 years (2.3 years)	0 - 10.8 years (3.8 years)
______________________________________________________________________________________________________________________
(1)Unobservable inputs were weighted by the relative carrying value of the instruments as of December 31, 2021 and 2020.
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
(f)18% and 23% of the portfolio falls within a range of 45% - 80% as of December 31, 2021 and 2020, respectively.
22. Income Taxes
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
Our TRSs engage in various real estate related operations, including special servicing of commercial real estate, originating and securitizing mortgage loans, and investing in entities which engage in real estate-related operations. As of December 31, 2021 and 2020, approximately $3.2 billion and $1.4 billion, respectively, of assets were owned by TRS entities. Our TRSs are not consolidated for U.S. federal income tax purposes, but are instead taxed as corporations. For financial reporting purposes, a provision for current and deferred taxes is established for the portion of earnings recognized by us with respect to our interest in TRSs.
Our income tax provision consisted of the following for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Current
Federal	$142	$5,690	$4,917
State	(80)	3,201	3,182
Foreign	(392)	195	977
Total current	(330)	9,086	9,076
Deferred
Federal	6,893	8,213	3,869
State	2,106	2,898	287
Total deferred	8,999	11,111	4,156
Total income tax provision	$8,669	$20,197	$13,232

Deferred income taxes in our U.S. tax jurisdiction reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents the tax effects of temporary differences on net deferred tax (liabilities)/assets which are classified in our consolidated balance sheets within accounts payable, accrued expenses and other liabilities at December 31, 2021 and other assets at December 31, 2020 (in thousands):

	December 31,
	2021	2020
Deferred tax (liabilities)/asset, net
Reserves and accruals	$3,155	$4,571
Domestic intangible assets	(9,652)	(1,672)
Lease assets	—	(310)
Lease liabilities	—	579
Investments in unconsolidated entities	(1,515)	(1,236)
Net operating and other carryforwards	1,908	974
Other U.S. temporary differences	14	2
Net deferred tax (liabilities)/assets	$(6,090)	$2,908

Unrecognized tax benefits were not material as of and during the years ended December 31, 2021 and 2020. The Company’s tax returns are no longer subject to audit for years ended prior to January 1, 2018. The Company had pre-tax income from foreign operations of $0.9 million during the year ended December 31, 2019. There was no pre-tax income from foreign operations during the years ended December 31, 2021 and 2020.
The following table is a reconciliation of our U.S. federal income tax provision determined using our statutory federal tax rate to our reported income tax provision for the years ended December 31, 2021, 2020 and 2019 (dollars in thousands):

	For the Year Ended December 31,
	2021		2020		2019
Federal statutory tax rate	$105,230	21.0%	$81,118	21.0%	$115,535	21.0%
REIT and other non-taxable income	(92,121)	(18.4)%	(58,265)	(15.1)%	(106,301)	(19.3)%
State income taxes	4,307	0.9%	7,509	1.9%	3,034	0.5%
Federal benefit of state tax deduction	(905)	(0.2)%	(1,577)	(0.4)%	(637)	(0.1)%
Net operating loss carryback rate differential	—	—%	(3,387)	(0.9)%	—	—%
Intra-entity transfers	(6,635)	(1.3)%	(5,385)	(1.4)%	—	—%
Other	(1,207)	(0.3)%	184	0.1%	1,601	0.3%
Effective tax rate	$8,669	1.7%	$20,197	5.2%	$13,232	2.4%

There were no valuation allowances during the years ended December 31, 2021, 2020 and 2019.
In response to the COVID-19 pandemic, the U.S. and many other governments have enacted, or are contemplating enacting, measures to provide aid and economic stimulus.  These measures included deferring the due dates of tax payments and other changes to their income and non-income-based tax laws.  The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020 in the U.S., included measures to assist companies, including temporary changes to income and non-income-based tax laws, and allowed companies to carry back tax net operating losses (“NOLs”) generated in 2018 to 2020 to the five preceding tax years. The Company has carried back its NOL generated in 2020 to a year in which the federal tax rate was 35%. We continue to monitor additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service and others.
23. Commitments and Contingencies
As of December 31, 2021, our Commercial and Residential Lending Segment had future commercial loan funding commitments totaling $2.8 billion, of which we expect to fund $2.2 billion. These future funding commitments primarily relate to construction projects, capital improvements, tenant improvements and leasing commissions. Additionally, as of December 31, 2021, our Commercial and Residential Lending Segment had outstanding residential loan purchase commitments of $1.3 billion.
As of December 31, 2021, our Infrastructure Lending Segment had future infrastructure loan funding commitments totaling $147.0 million, including $131.6 million under revolvers and letters of credit (“LCs”), and $15.4 million under delayed draw term loans. As of December 31, 2021, $11.2 million of revolvers and LCs were outstanding. Additionally, as of December 31, 2021, our Infrastructure Lending Segment had outstanding loan purchase commitments of $56.4 million.
In connection with the Infrastructure Lending Segment acquisition, we assumed guarantees of certain borrowers’ performance under existing interest rate swaps. As of December 31, 2021, we had four outstanding guarantees on interest rate swaps maturing between August 2022 and June 2025. Refer to Note 14 for further discussion.
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

Lease Commitment Disclosures
Our lease commitments consist of corporate office leases and ground leases for investment properties, all of which are classified as operating leases. We sublease some of the space within our corporate offices to third parties. The following lease commitment disclosures do not include leases which have not yet commenced as of December 31, 2021, such as the new Miami Beach office lease agreement discussed in Note 17. Our lease costs and sublease income were as follows (in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Operating lease costs	$4,100	$5,571	$5,634
Short-term lease costs	2,227	42	$115
Sublease income	(766)	(1,509)	$(1,613)
Total lease cost	$5,560	$4,104	$4,136

Information concerning our operating lease liabilities, which are classified within accounts payable, accrued expenses and other liabilities in our consolidated balance sheets as of December 31, 2021 and 2020, is as follows (dollars in thousands):

	For the Year Ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities —operating	$1,274	$6,268

	December 31, 2021	December 31, 2020
Weighted-average remaining lease term	7.0 years	7.0 years
Weighted-average discount rate	4.0%	4.1%

Future maturity of operating lease liabilities:
2022	$1,605
2023	1,624
2024	1,643
2025	1,713
2026	1,559
Thereafter	3,085
Total	11,227
Less interest component	(1,466)
Operating lease liability	$9,761

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
The table below presents our results of operations for the year ended December 31, 2021 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Revenues:
Interest income from loans	$705,499	$85,057	$—	$9,735	$—	$800,291	$—	$800,291
Interest income from investment securities	67,589	2,190	—	96,771	—	166,550	(121,382)	45,168
Servicing fees	453	—	—	58,896	—	59,349	(20,610)	38,739
Rental income	5,486	—	234,840	38,505	—	278,831	—	278,831
Other revenues	294	293	198	6,278	—	7,063	(4)	7,059
Total revenues	779,321	87,540	235,038	210,185	—	1,312,084	(141,996)	1,170,088
Costs and expenses:
Management fees	948	—	—	(793)	167,594	167,749	24	167,773
Interest expense	206,353	37,671	59,970	22,543	119,402	445,939	(852)	445,087
General and administrative	42,000	14,557	8,067	88,879	17,472	170,975	327	171,302
Acquisition and investment pursuit costs	893	250	(60)	101	—	1,184	—	1,184
Costs of rental operations	1,769	—	92,190	17,708	—	111,667	—	111,667
Depreciation and amortization	1,243	402	65,833	15,523	—	83,001	—	83,001
Credit loss (reversal) provision, net	(3,560)	11,895	—	—	—	8,335	—	8,335
Other expense	31	—	583	94	—	708	—	708
Total costs and expenses	249,677	64,775	226,583	144,055	304,468	989,558	(501)	989,057
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	—	162,333	162,333
Change in fair value of servicing rights	—	—	—	4,319	—	4,319	(741)	3,578
Change in fair value of investment securities, net	(8,277)	—	—	28,221	—	19,944	(20,331)	(387)
Change in fair value of mortgage loans, net	13,836	—	—	55,214	—	69,050	—	69,050
Income from affordable housing fund investments	—	—	6,425	—	—	6,425	—	6,425
Earnings (loss) from unconsolidated entities	6,984	1,160	—	815	—	8,959	(207)	8,752
Gain on sale of investments and other assets, net	16,584	189	—	22,211	—	38,984	—	38,984
Gain (loss) on derivative financial instruments, net	73,209	1,253	10,155	8,288	(10,542)	82,363	—	82,363
Foreign currency loss, net	(36,045)	(183)	—	(64)	—	(36,292)	—	(36,292)
Loss on extinguishment of debt	(289)	(1,264)	(5,281)	(113)	(481)	(7,428)	—	(7,428)
Other (loss) income, net	(7,407)	23	—	70	—	(7,314)	—	(7,314)
Total other income (loss)	58,595	1,178	11,299	118,961	(11,023)	179,010	141,054	320,064
Income (loss) before income taxes	588,239	23,943	19,754	185,091	(315,491)	501,536	(441)	501,095
Income tax (provision) benefit	(1,201)	306	—	(7,775)	1	(8,669)	—	(8,669)
Net income (loss)	587,038	24,249	19,754	177,316	(315,490)	492,867	(441)	492,426
Net (income) loss attributable to non-controlling interests	(14)	—	(20,121)	(24,993)	—	(45,128)	441	(44,687)
Net income (loss) attributable to Starwood Property Trust, Inc.	$587,024	$24,249	$(367)	$152,323	$(315,490)	$447,739	$—	$447,739

The table below presents our results of operations for the year ended December 31, 2020 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Revenues:
Interest income from loans	$665,503	$77,851	$—	$8,589	$—	$751,943	$—	$751,943
Interest income from investment securities	78,490	2,637	—	93,823	—	174,950	(120,538)	54,412
Servicing fees	549	—	—	41,806	—	42,355	(12,721)	29,634
Rental income	4,706	—	255,452	37,670	—	297,828	—	297,828
Other revenues	412	499	293	1,139	—	2,343	(5)	2,338
Total revenues	749,660	80,987	255,745	183,027	—	1,269,419	(133,264)	1,136,155
Costs and expenses:
Management fees	796	—	—	901	125,372	127,069	58	127,127
Interest expense	176,230	40,913	65,390	24,303	113,313	420,149	(386)	419,763
General and administrative	41,972	15,673	4,542	80,039	15,312	157,538	336	157,874
Acquisition and investment pursuit costs	2,406	1,183	12	(29)	—	3,572	—	3,572
Costs of rental operations	3,186	—	97,136	17,354	—	117,676	—	117,676
Depreciation and amortization	1,708	342	76,246	16,109	—	94,405	—	94,405
Credit loss provision (reversal), net	47,256	(4,103)	—	—	—	43,153	—	43,153
Other expense	307	—	531	—	—	838	—	838
Total costs and expenses	273,861	54,008	243,857	138,677	253,997	964,400	8	964,408
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	—	78,258	78,258
Change in fair value of servicing rights	—	—	—	11,415	—	11,415	(15,130)	(3,715)
Change in fair value of investment securities, net	(15,108)	—	—	(51,403)	—	(66,511)	71,904	5,393
Change in fair value of mortgage loans, net	76,897	—	—	56,227	—	133,124	—	133,124
Earnings (loss) from unconsolidated entities	8,779	(767)	—	30,845	—	38,857	(1,540)	37,317
(Loss) gain on sale of investments and other assets, net	(961)	306	—	7,965	—	7,310	—	7,310
(Loss) gain on derivative financial instruments, net	(58,664)	(1,499)	(34,392)	(21,269)	33,646	(82,178)	—	(82,178)
Foreign currency gain (loss), net	42,205	207	(14)	(3)	—	42,395	—	42,395
Loss on extinguishment of debt	(22)	(959)	(2,185)	—	(488)	(3,654)	—	(3,654)
Other (loss) income, net	—	—	(166)	447	—	281	—	281
Total other income (loss)	53,126	(2,712)	(36,757)	34,224	33,158	81,039	133,492	214,531
Income (loss) before income taxes	528,925	24,267	(24,869)	78,574	(220,839)	386,058	220	386,278
Income tax (provision) benefit	(21,091)	(117)	—	1,011	—	(20,197)	—	(20,197)
Net income (loss)	507,834	24,150	(24,869)	79,585	(220,839)	365,861	220	366,081
Net income attributable to non-controlling interests	(14)	—	(20,394)	(13,764)	—	(34,172)	(220)	(34,392)
Net income (loss) attributable to Starwood Property Trust, Inc.	$507,820	$24,150	$(45,263)	$65,821	$(220,839)	$331,689	$—	$331,689

The table below presents our results of operations for the year ended December 31, 2019 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Revenues:
Interest income from loans	$610,316	$99,580	$—	$14,117	$—	$724,013	$—	$724,013
Interest income from investment securities	81,255	6,318	—	117,663	—	205,236	(128,607)	76,629
Servicing fees	423	—	—	69,962	—	70,385	(16,089)	54,296
Rental income	—	—	287,094	50,872	—	337,966	—	337,966
Other revenues	1,038	751	409	1,317	26	3,541	(26)	3,515
Total revenues	693,032	106,649	287,503	253,931	26	1,341,141	(144,722)	1,196,419
Costs and expenses:
Management fees	1,495	—	—	72	117,404	118,971	161	119,132
Interest expense	222,118	62,836	76,838	33,621	113,964	509,377	(648)	508,729
General and administrative	29,481	18,260	6,232	87,115	13,681	154,769	343	155,112
Acquisition and investment pursuit costs	1,351	75	217	(587)	—	1,056	—	1,056
Costs of rental operations	2,691	—	95,370	24,921	—	122,982	—	122,982
Depreciation and amortization	1,091	83	92,561	19,587	—	113,322	—	113,322
Credit loss provision, net	2,616	4,510	—	—	—	7,126	—	7,126
Other expense	307	—	1,693	365	—	2,365	—	2,365
Total costs and expenses	261,150	85,764	272,911	165,094	245,049	1,029,968	(144)	1,029,824
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	—	236,309	236,309
Change in fair value of servicing rights	—	—	—	(1,468)	—	(1,468)	(2,172)	(3,640)
Change in fair value of investment securities, net	(1,084)	—	—	89,206	—	88,122	(87,289)	833
Change in fair value of mortgage loans, net	10,462	—	—	61,139	—	71,601	—	71,601
Earnings (loss) from unconsolidated entities	10,649	—	(114,362)	4,166	—	(99,547)	(1,807)	(101,354)
Gain on sale of investments and other assets, net	4,619	3,041	119,746	60,622	—	188,028	—	188,028
(Loss) gain on derivative financial instruments, net	(20,325)	(3,349)	(1,284)	(7,414)	26,062	(6,310)	—	(6,310)
Foreign currency gain (loss), net	17,342	205	37	(2)	—	17,582	—	17,582
Loss on extinguishment of debt	(857)	(11,357)	(4,745)	(845)	(1,466)	(19,270)	—	(19,270)
Other (loss) income, net	—	(50)	(100)	16	(73)	(207)	—	(207)
Total other income (loss)	20,806	(11,510)	(708)	205,420	24,523	238,531	145,041	383,572
Income (loss) before income taxes	452,688	9,375	13,884	294,257	(220,500)	549,704	463	550,167
Income tax (provision) benefit	(4,818)	89	(393)	(8,110)	—	(13,232)	—	(13,232)
Net income (loss)	447,870	9,464	13,491	286,147	(220,500)	536,472	463	536,935
Net income attributable to non-controlling interests	(392)	—	(21,630)	(4,786)	—	(26,808)	(463)	(27,271)
Net income (loss) attributable to Starwood Property Trust, Inc.	$447,478	$9,464	$(8,139)	$281,361	$(220,500)	$509,664	$—	$509,664

The table below presents our consolidated balance sheet as of December 31, 2021 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Assets:
Cash and cash equivalents	$65,064	$17,011	$14,136	$26,700	$93,861	$216,772	$590	$217,362
Restricted cash	39,853	43,408	954	20,337	—	104,552	—	104,552
Loans held-for-investment, net	13,499,520	2,027,426	—	9,903	—	15,536,849	—	15,536,849
Loans held-for-sale	2,590,005	—	—	286,795	—	2,876,800	—	2,876,800
Investment securities	1,155,452	31,923	—	1,165,395	—	2,352,770	(1,491,786)	860,984
Properties, net	124,503	—	887,553	154,331	—	1,166,387	—	1,166,387
Investments of consolidated affordable housing fund	—	—	1,040,309	—	—	1,040,309	—	1,040,309
Investments in unconsolidated entities	44,938	26,255	—	34,160	—	105,353	(15,256)	90,097
Goodwill	—	119,409	—	140,437	—	259,846	—	259,846
Intangible assets	—	—	34,619	71,064	—	105,683	(42,119)	63,564
Derivative assets	34,265	128	8	391	13,424	48,216	—	48,216
Accrued interest receivable	106,251	3,207	—	947	5,988	116,393	(131)	116,262
Other assets	68,908	14,265	43,420	40,395	21,800	188,788	(162)	188,626
VIE assets, at fair value	—	—	—	—	—	—	61,280,543	61,280,543
Total Assets	$17,728,759	$2,283,032	$2,020,999	$1,950,855	$135,073	$24,118,718	$59,731,679	$83,850,397
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$57,267	$8,917	$14,757	$58,920	$49,779	$189,640	$56	$189,696
Related-party payable	—	—	—	—	76,371	76,371	—	76,371
Dividends payable	—	—	—	—	147,624	147,624	—	147,624
Derivative liabilities	12,870	260	—	291	—	13,421	—	13,421
Secured financing agreements, net	9,097,985	1,225,548	787,396	714,237	773,244	12,598,410	(21,560)	12,576,850
Collateralized loan obligations and single asset securitization, net	2,210,798	405,318	—	—	—	2,616,116	—	2,616,116
Unsecured senior notes, net	—	—	—	—	1,828,590	1,828,590	—	1,828,590
VIE liabilities, at fair value	—	—	—	—	—	—	59,752,922	59,752,922
Total Liabilities	11,378,920	1,640,043	802,153	773,448	2,875,608	17,470,172	59,731,418	77,201,590
Temporary Equity: Redeemable non-controlling interests	—	—	214,915	—	—	214,915	—	214,915
Permanent Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Common stock	—	—	—	—	3,123	3,123	—	3,123
Additional paid-in capital	1,735,397	600,412	(365,922)	(388,196)	4,091,685	5,673,376	—	5,673,376
Treasury stock	—	—	—	—	(138,022)	(138,022)	—	(138,022)
Accumulated other comprehensive income	40,953	—	—	—	—	40,953	—	40,953
Retained earnings (accumulated deficit)	4,573,374	42,577	1,161,334	1,413,142	(6,697,321)	493,106	—	493,106
Total Starwood Property Trust, Inc. Stockholders’ Equity	6,349,724	642,989	795,412	1,024,946	(2,740,535)	6,072,536	—	6,072,536
Non-controlling interests in consolidated subsidiaries	115	—	208,519	152,461	—	361,095	261	361,356
Total Permanent Equity	6,349,839	642,989	1,003,931	1,177,407	(2,740,535)	6,433,631	261	6,433,892
Total Liabilities and Equity	$17,728,759	$2,283,032	$2,020,999	$1,950,855	$135,073	$24,118,718	$59,731,679	$83,850,397

The table below presents our consolidated balance sheet as of December 31, 2020 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Assets:
Cash and cash equivalents	$160,007	$4,440	$32,080	$19,546	$346,372	$562,445	$772	$563,217
Restricted cash	93,445	45,113	7,192	13,195	—	158,945	—	158,945
Loans held-for-investment, net	9,673,625	1,412,440	—	1,008	—	11,087,073	—	11,087,073
Loans held-for-sale	841,963	120,540	—	90,332	—	1,052,835	—	1,052,835
Investment securities	1,014,402	35,681	—	1,112,145	—	2,162,228	(1,425,570)	736,658
Properties, net	103,896	—	1,969,414	197,843	—	2,271,153	—	2,271,153
Investments in unconsolidated entities	54,407	25,095	—	44,664	—	124,166	(16,112)	108,054
Goodwill	—	119,409	—	140,437	—	259,846	—	259,846
Intangible assets	—	—	40,370	71,123	—	111,493	(41,376)	70,117
Derivative assets	6,595	—	41	147	33,772	40,555	—	40,555
Accrued interest receivable	87,922	2,091	—	123	5,978	96,114	(134)	95,980
Other assets	61,638	4,531	69,859	44,579	10,148	190,755	(7)	190,748
VIE assets, at fair value	—	—	—	—	—	—	64,238,328	64,238,328
Total Assets	$12,097,900	$1,769,340	$2,118,956	$1,735,142	$396,270	$18,117,608	$62,755,901	$80,873,509
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$41,104	$12,144	$43,630	$45,309	$64,583	$206,770	$75	$206,845
Related-party payable	—	—	—	5	39,165	39,170	—	39,170
Dividends payable	—	—	—	—	137,959	137,959	—	137,959
Derivative liabilities	39,082	1,718	—	524	—	41,324	—	41,324
Secured financing agreements, net	5,893,999	1,240,763	1,794,609	606,100	632,719	10,168,190	(22,000)	10,146,190
Collateralized loan obligations, net	930,554	—	—	—	—	930,554	—	930,554
Unsecured senior notes, net	—	—	—	—	1,732,520	1,732,520	—	1,732,520
VIE liabilities, at fair value	—	—	—	—	—	—	62,776,371	62,776,371
Total Liabilities	6,904,739	1,254,625	1,838,239	651,938	2,606,946	13,256,487	62,754,446	76,010,933
Permanent Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Common stock	—	—	—	—	2,921	2,921	—	2,921
Additional paid-in capital	1,192,584	496,387	98,882	(322,992)	3,744,878	5,209,739	—	5,209,739
Treasury stock	—	—	—	—	(138,022)	(138,022)	—	(138,022)
Accumulated other comprehensive income (loss)	44,057	—	—	(64)	—	43,993	—	43,993
Retained earnings (accumulated deficit)	3,956,405	18,328	(44,832)	1,260,819	(5,820,453)	(629,733)	—	(629,733)
Total Starwood Property Trust, Inc. Stockholders’ Equity	5,193,046	514,715	54,050	937,763	(2,210,676)	4,488,898	—	4,488,898
Non-controlling interests in consolidated subsidiaries	115	—	226,667	145,441	—	372,223	1,455	373,678
Total Permanent Equity	5,193,161	514,715	280,717	1,083,204	(2,210,676)	4,861,121	1,455	4,862,576
Total Liabilities and Equity	$12,097,900	$1,769,340	$2,118,956	$1,735,142	$396,270	$18,117,608	$62,755,901	$80,873,509

Revenues generated from foreign sources were $177.8 million, $115.2 million and $115.6 million for the years ended December 31, 2021, 2020 and 2019, respectively. The majority of our revenues generated from foreign sources are derived from the United Kingdom. Refer to Schedules III and IV for a detailed listing of the properties and loans held by the Company, including their respective geographic locations.

25. Subsequent Events
Our significant events subsequent to December 31, 2021 were as follows:
Unsecured Senior Notes
In January 2022, we issued $500.0 million of 4.375% Senior Notes due 2027 which mature on January 15, 2027. At closing, we swapped the notes to a floating rate of SOFR + 2.95%.

Collateralized Loan Obligations
In January 2022, we refinanced a pool of our infrastructure loans held-for-investment through a $500.0 million CLO, STWD 2021-SIF2, with $410.0 million of third party financing at a weighted average coupon of SOFR + 1.89%. The CLO contains a reinvestment feature that, subject to certain eligibility criteria, allows us to contribute new loans or participation interests in loans to the CLO for a period of three years.

In February 2022, we refinanced a pool of our commercial loans held-for-investment through a $1.0 billion CLO, STWD 2022-FL3, with $842.5 million of third party financing at a weighted average coupon of SOFR + 1.64%. The CLO contains a reinvestment feature that, subject to certain eligibility criteria, allows us to contribute new loans or participation interests in loans to the CLO for a period of two years.

Starwood Property Trust, Inc. and Subsidiaries
Schedule III—Real Estate and Accumulated Depreciation
December 31, 2021
(Dollars in thousands)

				Costs
		Initial Cost		Capitalized	Gross Amounts Carried at
Property Type /		to Company		Subsequent to	December 31, 2021				Accumulated	Acquisition
Geographic Location	Encumbrances	Land	Property	Acquisition(1)	Land	Property	Total		Depreciation(3)	Date
Aggregated Properties
Hotel - U.S., Midwest (1 property)	$—	$—	$5,565	$1,109	$—	$6,674	$6,674		$(3,373)	Feb-18
Medical office - U.S., Midwest (7 properties)	78,048	2,764	97,797	1,697	2,764	99,494	102,258		(15,882)	Dec-16
Medical office - U.S., North East (7 properties)	191,661	11,283	176,996	147	11,283	177,143	188,426		(27,119)	Dec-16
Medical office - U.S., South East (6 properties)	107,252	7,930	117,740	1,008	7,930	118,748	126,678		(19,050)	Dec-16
Medical office - U.S., South West (8 properties)	125,345	15,921	126,842	1,289	15,921	128,131	144,052		(21,992)	Dec-16
Medical office - U.S., West (6 properties)	97,694	13,415	107,845	878	13,415	108,723	122,138		(19,763)	Dec-16
Mixed Use - U.S., West (1 property)	8,667	1,003	14,323	955	1,003	15,278	16,281		(2,592)	Feb-16
Multifamily - U.S., South East (1 property)	7,522	1,284	7,189	629	1,284	7,818	9,102		(922)	Aug-19
Office - U.S., North East (1 property)	18,958	7,250	10,614	8,296	7,250	18,910	26,160		(4,286)	May-18
Office - U.S., South East (1 property)	24,433	4,879	16,862	2,808	4,879	19,672	24,551		(6,976)	Oct-16
Office - U.S., West (1 property)	—	—	4,261	8,391	—	12,652	12,652		(4,170)	Oct-17
Retail - U.S., Mid Atlantic (1 property)	18,000	6,432	6,315	13,308	6,432	19,623	26,055		(4,518)	Mar-16
Retail - U.S., Midwest (7 properties)	79,124	24,384	109,445	1,403	24,384	110,848	135,232		(17,490)	Nov-15 to Sep-17
Retail - U.S., North East (1 property)	11,397	472	12,260	632	472	12,891	13,363		(2,817)	Nov-15
Retail - U.S., South East (5 properties)	43,302	21,353	60,618	602	21,353	61,220	82,573		(8,069)	Sep-16 to Sep-17
Retail - U.S., South West (6 properties)	76,112	37,254	78,579	133	37,254	78,711	115,965		(13,289)	Oct-14 to Sep-17
Retail - U.S., West (2 properties)	33,000	18,633	36,794	—	18,633	36,794	55,427		(5,414)	Sep-17
Self-storage - U.S., North East (1 property)	14,500	2,202	11,498	370	2,202	11,868	14,070		(2,051)	Dec-15
Industrial - U.S., South East (2 properties)	50,000	8,990	10,276	2,833	8,990	13,109	22,099		(1,684)	Mar-19 to Apr-19
Residential - U.S., North East (1 property)	—	—	104,088	—	—	104,088	104,088		—	Oct-20 to Apr-21
	$985,015	$185,449	$1,115,907	$46,488	$185,449	$1,162,395	$1,347,844	(2)	$(181,457)
__________________________________________
Notes to Schedule III:

(1)No material costs subsequent to acquisition were capitalized to land.

(2)The aggregate cost for federal income tax purposes is $1.5 billion.

(3)Depreciation is computed based upon estimated useful lives as described in Note 7 to the Consolidated Financial Statements.

The following schedule presents our real estate activity during the years ended December 31, 2021, 2020 and 2019 (in thousands):

	2021	2020	2019
Beginning balance, January 1	$2,573,296	$2,490,630	$2,972,803
Additions during the year:
Acquisitions (1)	—	—	8,472
Acquisitions through foreclosure and other transfers	28,843	75,245	27,416
Improvements	24,390	25,164	30,865
Contingent consideration issued	—	1,576	2,877
Total additions	53,233	101,985	69,630
Deductions during the year:
Costs of real estate sold	(55,945)	(19,319)	(535,417)
Reclassification of multifamily properties (2)	(1,222,740)	—	—
Foreign currency translation	—	—	(15,702)
Other	—	—	(684)
Total deductions	(1,278,685)	(19,319)	(551,803)
Ending balance, December 31	$1,347,844	$2,573,296	$2,490,630
__________________________________________
(1)Refer to Note 17 to the Consolidated Financial Statements for a discussion of property acquisitions from related parties.
(2)Refer to Notes 2, 7 and 8 to the Consolidated Financial Statements for a discussion of the reclassification of our multifamily properties upon establishment of the Woodstar Fund which, as an investment company under GAAP, is required to present its investments at fair value on an unconsolidated basis. The net investment in the multifamily properties is now reflected within “Investments of consolidated affordable housing fund, at fair value” in our consolidated balance sheet.

The following schedule presents activity within accumulated depreciation during the years ended December 31, 2021, 2020 and 2019 (in thousands):

	2021	2020	2019
Beginning balance, January 1	$302,143	$224,190	$187,913
Depreciation expense	72,299	81,610	92,024
Reclassification of multifamily properties (1)	(186,716)	—	—
Disposition/write-offs	(6,269)	(3,657)	(54,260)
Foreign currency translation	—	—	(1,487)
Ending balance, December 31	$181,457	$302,143	$224,190
__________________________________________
(1)Refer to Notes 2, 7 and 8 to the Consolidated Financial Statements for a discussion of the reclassification of our multifamily properties upon establishment of the Woodstar Fund which, as an investment company under GAAP, is required to present its investments at fair value on an unconsolidated basis. The net investment in the multifamily properties is now reflected within “Investments of consolidated affordable housing fund, at fair value” in our consolidated balance sheet.

Starwood Property Trust, Inc. and Subsidiaries
Schedule IV—Mortgage Loans on Real Estate
December 31, 2021
(Dollars in thousands)

							Principal
	Prior	Face	Carrying		Payment	Maturity	Amount of
Description/Location	Liens (1)	Amount (1)	Amount	Interest Rate (2)	Terms (1)	Date (3)	Delinquent Loans
Individually Significant Mortgage Loans
None exceeding 3% of total carrying amount
Aggregated First Mortgages: (4)
Hotel, International, Floating (1 mortgage)	N/A	N/A	95,714	3EU+4.50%	N/A	2025	—
Hotel, International, Floating (4 mortgages)	N/A	N/A	56,377	L+3.00% to 9.00%	N/A	2022	—
Hotel, Mid Atlantic, Floating (5 mortgages)	N/A	N/A	111,785	L+2.00% to 6.80%	N/A	2022	—
Hotel, Midwest, Floating (4 mortgages)	N/A	N/A	53,482	L+2.25% to 8.63%	N/A	2023	—
Hotel, North East, Floating (4 mortgages)	N/A	N/A	313,059	L+2.25% to 7.92%	N/A	2022-2024	—
Hotel, South East, Floating (10 mortgages)	N/A	N/A	224,800	L+2.40% to 13.27%	N/A	2022-2024	—
Hotel, South West, Floating (10 mortgages)	N/A	N/A	178,590	L+2.00% to 7.67%	N/A	2023	—
Hotel, Various, Fixed (2 mortgages)	N/A	N/A	68,402	10.50%	N/A	2023	—
Hotel, Various, Floating (12 mortgages)	N/A	N/A	468,593	L+2.00% to 11.75%	N/A	2023-2024	—
Hotel, West, Floating (19 mortgages)	N/A	N/A	413,824	L+2.00% to 9.50%	N/A	2022-2024	—
Industrial, International, Floating (6 mortgages)	N/A	N/A	107,097	3BBSY+3.00% to 3.25%	N/A	2025	—
Industrial, International, Floating (5 mortgages)	N/A	N/A	102,199	3EU+2.25% to 10.25%	N/A	2023-2024	—
Industrial, International, Floating (2 mortgages)	N/A	N/A	88,310	3GBP SONIA+2.15% to 4.50%	N/A	2023-2024	—
Industrial, North East, Floating (4 mortgages)	N/A	N/A	123,057	L+2.40% to 7.25%	N/A	2024	—
Industrial, North East, Floating (1 mortgage)	N/A	N/A	16,736	SOFR+4.20%	N/A	2025	—
Industrial, South East, Fixed (4 mortgages)	N/A	N/A	34,644	8.18%	N/A	2024	—
Industrial, West, Floating (2 mortgages)	N/A	N/A	90,029	L+1.75% to 7.50%	N/A	2024	—
Mixed Use, International, Fixed (2 mortgages)	N/A	N/A	41,358	8.50% to 10.00%	N/A	2022	—
Mixed Use, International, Floating (2 mortgages)	N/A	N/A	104,056	3EU+4.65%	N/A	2023	—
Mixed Use, International, Floating (1 mortgage)	N/A	N/A	483,107	3GBP SONIA+5.35%	N/A	2025	—
Mixed Use, International, Floating (1 mortgage)	N/A	N/A	233,027	GBP SONIA+4.00%	N/A	2022	—
Mixed Use, Mid Atlantic, Floating (1 mortgage)	N/A	N/A	172,562	L+3.15%	N/A	2024	—
Mixed Use, South East, Floating (8 mortgages)	N/A	N/A	139,119	L+2.25% to 11.14%	N/A	2024	—
Mixed Use, South West, Floating (10 mortgages)	N/A	N/A	320,862	L+2.75% to 11.50%	N/A	2023-2024	—
Multi-family, International, Floating (1 mortgage)	N/A	N/A	151,578	3BBSY+3.95%	N/A	2024	—
Multi-family, International, Floating (1 mortgage)	N/A	N/A	307,852	3GBP+3.95%	N/A	2024	—
Multi-family, International, Floating (4 mortgages)	N/A	N/A	237,685	3GBP SONIA+2.66%	N/A	2024	—
Multi-family, Mid Atlantic, Floating (6 mortgages)	N/A	N/A	229,881	L+1.75% to 7.75%	N/A	2024	—
Multi-family, Mid Atlantic, Floating (2 mortgages)	N/A	N/A	143,670	SOFR+2.25% to 9.00%	N/A	2025	—
Multi-family, Midwest, Fixed (1 mortgage)	N/A	N/A	702	6.28%	N/A	2024	—
Multi-family, Midwest, Floating (4 mortgages)	N/A	N/A	76,252	L+2.75% to 9.75%	N/A	2024	—
Multi-family, North East, Floating (25 mortgages)	N/A	N/A	664,074	L+2.50% to 10.75%	N/A	2022-2025	—
Multi-family, North East, Floating (1 mortgage)	N/A	N/A	73,682	SOFR+3.00%	N/A	2025	—
Multi-family, South East, Floating (15 mortgages)	N/A	N/A	372,761	L+2.70% to 10.75%	N/A	2023-2024	—
Multi-family, South East, Floating (5 mortgages)	N/A	N/A	273,353	SOFR+2.75% to 3.30%	N/A	2024-2025	—
Multi-family, South West, Floating (21 mortgages)	N/A	N/A	531,238	L+2.50% to 4.25%	N/A	2022-2025	—
Multi-family, South West, Floating (2 mortgages)	N/A	N/A	88,261	SOFR+1.75% to 7.25%	N/A	2025	—
Multi-family, West, Floating (17 mortgages)	N/A	N/A	511,624	L+2.50% to 9.00%	N/A	2023-2024	—
Multi-family, West, Floating(1 mortgage)	N/A	N/A	57,384	SOFR+3.25%	N/A	2025	—
Office, International, Floating (2 mortgages)	N/A	N/A	55,679	3EU+7.50%	N/A	2024	—
Office, International, Floating (4 mortgages)	N/A	N/A	426,769	3GBP+3.50% to 4.25%	N/A	2023	—
Office, International, Floating (2 mortgages)	N/A	N/A	79,746	3GBP SONIA+3.25%	N/A	2025	—
Office, International, Floating (2 mortgages)	N/A	N/A	98,813	EU+6.00% to 7.80%	N/A	2022	—
Office, Mid Atlantic, Floating (46 mortgages)	N/A	N/A	797,022	L+1.75% to 7.50%	N/A	2022-2023	—
Office, Mid Atlantic, Floating (1 mortgage)	N/A	N/A	59,789	SOFR+3.75%	N/A	2025	—
Office, Midwest, Floating (14 mortgages)	N/A	N/A	139,529	L+1.75% to 9.75%	N/A	2022-2024	—
Office, North East, Floating (24 mortgages)	N/A	N/A	836,083	L+2.60% to 10.25%	N/A	2022-2024	—
Office, North East, Floating (2 mortgages)	N/A	N/A	52,774	SOFR+2.75% to 8.50%	N/A	2025	—
Office, South East, Fixed (2 mortgages)	N/A	N/A	50,713	5.00% to 12.00%	N/A	2024	—
Office, South East, Floating (8 mortgages )	N/A	N/A	317,524	L+1.65% to 10.40%	N/A	2024	—
Office, South West, Floating (17 mortgages)	N/A	N/A	491,284	L+2.00% to 8.55%	N/A	2023-2024	—

							Principal
	Prior	Face	Carrying		Payment	Maturity	Amount of
Description/Location	Liens (1)	Amount (1)	Amount	Interest Rate (2)	Terms (1)	Date (3)	Delinquent Loans
Office, West, Floating (40 mortgages)	N/A	N/A	604,282	L+1.75% to 6.85%	N/A	2021-2023	219,754
Other, International, Floating (1 mortgage)	N/A	N/A	335,877	3GBP SONIA+4.35%	N/A	2024	—
Other, Midwest, Floating (4 mortgages)	N/A	N/A	59,900	L+4.50% to 11.17%	N/A	2022	—
Other, North East, Fixed (1 mortgage)	N/A	N/A	9,200	4.09%	N/A	2026	9,200
Other, North East, Floating (11 mortgages)	N/A	N/A	258,810	L+3.40% to 11.00%	N/A	2022-2025	—
Other, Various, Fixed (1 mortgage)	N/A	N/A	39,665	10.00%	N/A	2025	—
Other, West, Floating (4 mortgages)	N/A	N/A	32,179	L+7.00%	N/A	2022	—
Residential, North East, Floating (7 mortgages)	N/A	N/A	122,024	L+4.25% to 8.60%	N/A	2022	—
Residential, Various, Fixed (116 mortgages)	N/A	N/A	59,225	3.38% to 8.25%	N/A	2028-2060	9,661
Residential, South East, Floating (2 mortgages)	N/A	N/A	29,939	L+4.75% to 10.54%	N/A	2023	—
Residential, West, Floating (5 mortgages)	N/A	N/A	73,982	L+2.75% to 8.60%	N/A	2022-2024	—
Retail, Midwest, Floating (4 mortgages)	N/A	N/A	41,056	L+2.75% to 10.75%	N/A	2022	—
Retail, North East, Floating (1 mortgage)	N/A	N/A	199,090	L+7.25% to 13.50%	N/A	2021	199,090
Retail, South West, Floating (4 mortgages)	N/A	N/A	23,498	L+2.25% to 15.25%	N/A	2022	—
Retail, West, Fixed (1 mortgage)	N/A	N/A	219	7.26%	N/A	2023	—
Loans Held-for-Sale, Various, Fixed	N/A	N/A	2,876,800	2.64% to 9.15%	N/A	2029-2061	20,250
Aggregated Subordinated and Mezzanine Loans: (4)
Hotel, South East, Floating (3 mortgages)	N/A	N/A	87,905	L+6.75% to 9.35%	N/A	2022-2024	—
Hotel, West, Floating (1 mortgage)	N/A	N/A	15,320	L+10.98%	N/A	2025	—
Industrial, South East, Fixed (1 mortgage)	N/A	N/A	3,046	8.18%	N/A	2024	—
Industrial, West, Floating (2 mortgages)	N/A	N/A	11,578	L+11.30%	N/A	2024	—
Mixed Use, International, Floating (1 mortgage)	N/A	N/A	29,136	3EU+7.25%	N/A	2022	—
Mixed Use, South West, Floating (1 mortgage)	N/A	N/A	108,970	L+11.85%	N/A	2022	—
Multi-family, North East, Floating (1 mortgage)	N/A	N/A	29,079	L+4.50%	N/A	2023	—
Multi-family, North East, Floating (1 mortgage)	N/A	N/A	13,433	SOFR+13.75%	N/A	2025	—
Office, International, Floating (5 mortgages)	N/A	N/A	48,486	3EU+7.00% to 8.95%	N/A	2024-2025	—
Office, North East, Fixed (2 mortgages)	N/A	N/A	35,637	8.72%	N/A	2023	—
Office, West, Floating (4 mortgages)	N/A	N/A	101,263	L+6.24% to 6.67%	N/A	2022-2024	—
Retail, Midwest, Fixed (1 mortgage)	N/A	N/A	4,925	7.16%	N/A	2024	4,925
Loan Loss Allowance	—	—	(46,600)				—
Prepaid Loan Costs, Net	—	—	(5,636)				—
			$16,368,799	(5)			$462,880
__________________________________________
Notes to Schedule IV:

(1)Disclosure of prior liens, face amount and payment terms are only required for individually significant mortgage loans.

(2)L = one month LIBOR rate, 3GBP = three month GBP LIBOR rate, EU = one month EURO LIBOR rate, 3EU = three month EURO LIBOR rate, GBP SONIA = one month GBP SONIA rate, 3GBP SONIA = three month GBP SONIA rate, SOFR = one month SOFR rate, 3BBSY = three month BBSY rate.

(3)Based on management’s judgment of extension options being exercised.

(4)First mortgages include first mortgage loans and any contiguous mezzanine loan components because as a whole, the expected credit quality of these loans is more similar to that of a first mortgage loan.

(5)The aggregate cost for federal income tax purposes is $16.4 billion.

The following schedule presents activity within our Commercial and Residential Lending Segment and Investing and Servicing Segment loan portfolios during the years ended December 31, 2021, 2020 and 2019 (amounts in thousands):

	For the year ended December 31,
	2021	2020	2019
Balance at January 1	$10,584,400	$9,890,693	$7,806,699
Cumulative effect of ASC 326 effective January 1, 2020	—	(10,112)	—
Acquisitions/originations/additional funding	13,173,459	5,058,705	8,174,321
Capitalized interest	118,273	143,023	109,978
Basis of loans sold	(4,139,166)	(3,246,515)	(3,921,171)
Loan maturities/principal repayments	(3,709,444)	(1,590,379)	(2,387,843)
Discount accretion/premium amortization	51,816	38,942	29,775
Changes in fair value	69,050	133,124	71,601
Foreign currency translation, net	(71,419)	102,748	38,050
Credit loss reversal (provision), net	7,947	(40,955)	(2,616)
Loan foreclosures and other transfers	(36,308)	(71,488)	(27,303)
Transfer to/from other asset classifications or between segments	320,191	176,614	(798)
Balance at December 31	$16,368,799	$10,584,400	$9,890,693

Refer to Note 17 to the Consolidated Financial Statements for a discussion of loan activity with related parties.

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
As of December 31, 2021, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, our management has concluded that our internal control over financial reporting as of December 31, 2021 is effective.
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
The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included in this Form 10-K, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2021.
Changes in Internal Control Over Financial Reporting. No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection.
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Information required by this Item with respect to members of our board of directors and with respect to our Audit Committee will be contained in the Proxy Statement for the 2022 Annual Meeting of Shareholders (“2022 Proxy Statement”) under the captions “Election of Directors” and “Board and Committee Meetings—Audit Committee” and is incorporated herein by this reference. Information required by this Item with respect to our executive officers will be contained in the 2022 Proxy Statement under the caption “Our Executive Officers,” and is incorporated herein by this reference.
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

Item 11. Executive Compensation.
Information required by this Item will be contained in the 2022 Proxy Statement under the captions “Executive Compensation” and “Non-Employee Director Compensation” and is incorporated herein by this reference, provided that the Compensation Committee Report shall not be deemed to be “filed” with this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required by this Item will be contained in the 2022 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners, Directors and Management” and “Executive Compensation – Equity Compensation Plan Information” and is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information required by this Item will be contained in the 2022 Proxy Statement under the captions “Certain Relationships and Related Transactions” and “How Directors are Selected, Elected and Evaluated—Determination of Director Independence” and is incorporated herein by this reference.

Item 14. Principal Accountant Fees and Services.
Information required by this Item will be contained in the 2022 Proxy Statement under the captions “Independent Registered Public Accounting Firm” and “Independent Registered Public Accounting Firm – Pre-Approval Policies for Services of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.
(a)Documents filed as part of this report:
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
4.1
Indenture for Senior Debt Securities, dated as of February 15, 2013, between Starwood Property Trust, Inc. and The Bank of New York Mellon, as trustee (Incorporated by reference to Exhibit 4.6 of the Company’s Registration Statement on Form S-3 (File No. 333-210560) filed April 1, 2016).

4.2
Fourth Supplemental Indenture, dated as of March 29, 2017, between Starwood Property Trust, Inc. and The Bank of New York Mellon, as trustee (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed March 29, 2017)

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

4.5
Registration Rights Agreement, dated as of December 4, 2017, between Starwood Property Trust, Inc. and J.P. Morgan Securities LLC, as representative of the initial purchasers (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed December 4, 2017)

4.6
Registration Rights Agreement, dated as of December 28, 2017, among Starwood Property Trust, Inc. and the persons listed on Schedule I thereto (Incorporated by reference to Exhibit 4.13 of the Company’s Annual Report on Form 10-K filed February 28, 2018)

4.7
Indenture, dated as of November 2, 2020, between Starwood Property Trust, Inc. and The Bank of New York Mellon, as trustee (including the form of Starwood Property Trust, Inc.’s 5.500% Senior Notes due 2023) (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed November 2, 2020)

Exhibit No.	Description
4.8
Indenture, dated as of July 14, 2021, between Starwood Property Trust, Inc. and The Bank of New York Mellon, as trustee (including the form of Starwood Property Trust, Inc.’s 3.625% Senior Notes due 2026) (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed July 14, 2021)

4.9
Indenture, dated as of December 15, 2021, between Starwood Property Trust, Inc. and The Bank of New York Mellon, as trustee (including the form of Starwood Property Trust, Inc.’s 3.750% Senior Notes due 2024) (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed December 15, 2021)

4.10
Indenture, dated as of January 25, 2022, between Starwood Property Trust, Inc. and The Bank of New York Mellon, as trustee (including the form of Starwood Property Trust, Inc.’s 4.375% Senior Notes due 2027) (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed January 25, 2022)

4.11
Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (Incorporated by reference to Exhibit 4.14 of the Company’s Annual Report on Form 10-K filed February 25, 2020)

10.1
Registration Rights Agreement, dated August 17, 2009, among Starwood Property Trust, Inc., SPT Investment, LLC and SPT Management, LLC (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed November 16, 2009)

10.2
Management Agreement, dated August 17, 2009, among SPT Management, LLC and Starwood Property Trust, Inc. (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed November 16, 2009)

10.3
Amendment No. 1, dated as of May 7, 2012, to Management Agreement, dated August 17, 2009, as amended, between Starwood Property Trust, Inc. and SPT Management, LLC (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 8, 2012)

10.4
Amendment No. 2, dated as of December 4, 2014, to Management Agreement, dated August 17, 2009, as amended, between Starwood Property Trust, Inc. and SPT Management, LLC (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 5, 2014)

10.5
Amendment No. 3, dated as of August 4, 2016, to Management Agreement, dated August 17, 2009, as amended, between Starwood Property Trust, Inc. and SPT Management, LLC (Incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K filed February 23, 2017)

10.6
Amendment No. 4, dated February 15, 2018 and effective as of December 28, 2017, to Management Agreement, dated August 17, 2009, as amended, between Starwood Property Trust, Inc. and SPT Management, LLC (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 22, 2018)

10.7
Co-Investment and Allocation Agreement, dated August 17, 2009, among Starwood Property Trust, Inc., SPT Management, LLC and Starwood Capital Group Global, L.P. (Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed November 16, 2009)

10.8
Amendment No. 1, dated as of June 19, 2015, to the Co-Investment and Allocation Agreement, dated as of August 17, 2009, by and among Starwood Property Trust, Inc., SPT Management, LLC and Starwood Capital Group Global, L.P. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 25, 2015)

10.9
Amendment No. 2, dated as of November 21, 2016, to the Co-Investment and Allocation Agreement, dated as of August 17, 2009, by and among Starwood Property Trust, Inc., SPT Management, LLC and Starwood Capital Group Global, L.P. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed November 22, 2016)

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
__________________________________________
*     Indicates management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary.

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Starwood Property Trust, Inc.
Date: February 25, 2022
	By:	/s/ BARRY S. STERNLICHT
Barry S. Sternlicht Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 25, 2022	By:	/s/ BARRY S. STERNLICHT
Barry S. Sternlicht Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: February 25, 2022	By:	/s/ RINA PANIRY
Rina Paniry Chief Financial Officer, Treasurer, Chief Accounting Officer and Principal Financial Officer

Date: February 25, 2022	By:	/s/ RICHARD D. BRONSON
Richard D. Bronson Director

Date: February 25, 2022	By:	/s/ JEFFREY G. DISHNER
Jeffrey G. Dishner Director

Date: February 25, 2022	By:	/s/ CAMILLE J. DOUGLAS
Camille J. Douglas Director

Date: February 25, 2022	By:	/s/ SOLOMON J. KUMIN
Solomon J. Kumin Director

Date: February 25, 2022	By:	/s/ FRED PERPALL
Fred Perpall Director

Date: February 25, 2022	By:	/s/ FRED S. RIDLEY
Fred S. Ridley Director

Date: February 25, 2022	By:	/s/ STRAUSS ZELNICK
Strauss Zelnick Director