Form 10-Q
period 2022-03-31
STARWOOD PROPERTY TRUST, INC.
filed 2022-05-04
CIK 1465128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of April 29, 2022 was 306,915,739.

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
These forward-looking statements are based largely on our current beliefs, assumptions and expectations of our future performance taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or within our control, and which could materially affect actual results, performance or achievements. Factors that may cause actual results to vary from our forward-looking statements include, but are not limited to:
•factors described in our Annual Report on Form 10-K for the year ended December 31, 2021 and this Quarterly Report on Form 10-Q, including those set forth under the captions “Risk Factors”, “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;
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
•the occurrence of certain geo-political events (such as wars, terrorist attacks and tensions between states) that affect the normal and peaceful course of international relations (such as the recent Russian invasion of Ukraine);
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited, amounts in thousands, except share data)

	As of March 31, 2022	As of December 31, 2021
Assets:
Cash and cash equivalents	$264,209	$217,362
Restricted cash	109,565	104,552
Loans held-for-investment, net of credit loss allowances of $68,260 and $67,270 ($55,621 and $59,225 held at fair value)	16,253,257	15,536,849
Loans held-for-sale, at fair value	2,684,512	2,876,800
Investment securities, net of credit loss allowances of $3,385 and $8,610 ($167,883 and $177,848 held at fair value)	869,189	860,984
Properties, net	1,122,357	1,166,387
Investments of consolidated affordable housing fund, at fair value	1,264,160	1,040,309
Investments in unconsolidated entities	89,250	90,097
Goodwill	259,846	259,846
Intangible assets ($17,864 and $16,780 held at fair value)	62,148	63,564
Derivative assets	60,869	48,216
Accrued interest receivable	123,801	116,262
Other assets	261,192	188,626
Variable interest entity (“VIE”) assets, at fair value	57,763,543	61,280,543
Total Assets	$81,187,898	$83,850,397
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$196,145	$189,696
Related-party payable	56,615	76,371
Dividends payable	148,743	147,624
Derivative liabilities	38,709	13,421
Secured financing agreements, net	11,531,571	12,576,850
Collateralized loan obligations and single asset securitization, net	3,797,895	2,616,116
Unsecured senior notes, net	2,322,630	1,828,590
VIE liabilities, at fair value	56,185,937	59,752,922
Total Liabilities	74,278,245	77,201,590
Commitments and contingencies (Note 22)
Temporary Equity: Redeemable non-controlling interests	261,685	214,915
Permanent Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Preferred stock, $0.01 per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 per share, 500,000,000 shares authorized, 314,360,996 issued and 306,912,305 outstanding as of March 31, 2022 and 312,268,944 issued and 304,820,253 outstanding as of December 31, 2021	3,144	3,123
Additional paid-in capital	5,709,027	5,673,376
Treasury stock (7,448,691 shares)	(138,022)	(138,022)
Accumulated other comprehensive income	35,669	40,953
Retained earnings	669,877	493,106
Total Starwood Property Trust, Inc. Stockholders’ Equity	6,279,695	6,072,536
Non-controlling interests in consolidated subsidiaries	368,273	361,356
Total Permanent Equity	6,647,968	6,433,892
Total Liabilities and Equity	$81,187,898	$83,850,397
________________________________________________________
Note: In addition to the VIE assets and liabilities which are separately presented, our condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021 include assets of $4.6 billion and $3.1 billion, respectively, and liabilities of $3.8 billion and $2.6 billion, respectively, related to consolidated collateralized loan obligations (“CLOs”) and a single asset securitization ("SASB"), which are considered to be VIEs.  The CLOs' and SASB's assets can only be used to settle obligations of the CLOs and SASB, and the CLOs' and SASB's liabilities do not have recourse to Starwood Property Trust, Inc. Refer to Note 15 for additional discussion of VIEs.

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited, amounts in thousands, except per share data)

	For the Three Months Ended March 31,
	2022	2021
Revenues:
Interest income from loans	$233,619	$190,575
Interest income from investment securities	13,983	11,610
Servicing fees	9,992	8,402
Rental income	31,580	76,338
Other revenues	4,818	305
Total revenues	293,992	287,230
Costs and expenses:
Management fees	55,295	38,736
Interest expense	126,451	103,374
General and administrative	44,321	38,636
Acquisition and investment pursuit costs	422	185
Costs of rental operations	9,290	28,745
Depreciation and amortization	11,647	22,474
Credit loss (reversal) provision, net	(3,658)	44
Other expense	55	685
Total costs and expenses	243,823	232,879
Other income (loss):
Change in net assets related to consolidated VIEs	26,749	39,745
Change in fair value of servicing rights	1,084	(796)
Change in fair value of investment securities, net	(355)	(306)
Change in fair value of mortgage loans, net	(125,783)	(9,478)
Income from affordable housing fund investments	234,041	—
(Loss) earnings from unconsolidated entities	(910)	1,734
Gain on sale of investments and other assets, net	98,468	17,693
Gain on derivative financial instruments, net	127,268	33,989
Foreign currency loss, net	(27,281)	(11,681)
Loss on extinguishment of debt	(823)	(516)
Other (loss) income, net	(763)	21
Total other income	331,695	70,405
Income before income taxes	381,864	124,756
Income tax benefit (provision)	2,450	(2,230)
Net income	384,314	122,526
Net income attributable to non-controlling interests	(59,715)	(11,148)
Net income attributable to Starwood Property Trust, Inc.	$324,599	$111,378

Earnings per share data attributable to Starwood Property Trust, Inc.:
Basic	$1.04	$0.39
Diluted	$1.02	$0.38
See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited, amounts in thousands)

	For the Three Months Ended March 31,
	2022	2021
Net income	$384,314	$122,526
Other comprehensive income (loss) (net change by component):
Available-for-sale securities	(5,284)	(2,403)
Foreign currency translation	—	64
Other comprehensive loss	(5,284)	(2,339)
Comprehensive income	379,030	120,187
Less: Comprehensive income attributable to non-controlling interests	(59,715)	(11,148)
Comprehensive income attributable to Starwood Property Trust, Inc.	$319,315	$109,039
See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity
For the Three Months Ended March 31, 2022 and 2021
(Unaudited, amounts in thousands, except share data)

	Temporary Equity	Common stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Starwood Property Trust, Inc. Stockholders’ Equity	Non- Controlling Interests	Total Permanent Equity
		Shares	Par Value		Shares	Amount
Balance, December 31, 2021	$214,915	312,268,944	$3,123	$5,673,376	7,448,691	$(138,022)	$493,106	$40,953	$6,072,536	$361,356	$6,433,892
Proceeds from DRIP Plan	—	10,261	—	251	—	—	—	—	251	—	251
Redemption of Class A Units	—	—	—	—	—	—	—	—	—	—	—
Equity offering costs	—	—	—	(89)	—	—	—	—	(89)	—	(89)
Share-based compensation	—	1,012,963	10	10,083	—	—	—	—	10,093	—	10,093
Manager fees paid in stock	—	1,068,828	11	25,406	—	—	—	—	25,417	—	25,417
Net income	47,720	—	—	—	—	—	324,599	—	324,599	11,995	336,594
Dividends declared, $0.48 per share	—	—	—	—	—	—	(147,828)	—	(147,828)	—	(147,828)
Other comprehensive loss, net	—	—	—	—	—	—	—	(5,284)	(5,284)	—	(5,284)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	4,690	4,690
Distributions to non-controlling interests	(950)	—	—	—	—	—	—	—	—	(9,768)	(9,768)
Balance, March 31, 2022	$261,685	314,360,996	$3,144	$5,709,027	7,448,691	$(138,022)	$669,877	$35,669	$6,279,695	$368,273	$6,647,968

Balance, December 31, 2020	$—	292,091,601	$2,921	$5,209,739	7,448,691	$(138,022)	$(629,733)	$43,993	$4,488,898	$373,678	$4,862,576
Cumulative effect of convertible notes accounting standard update adopted January 1, 2021	—	—	—	(3,755)	—	—	2,219	—	(1,536)	—	(1,536)
Proceeds from DRIP Plan	—	12,234	—	262	—	—	—	—	262	—	262
Redemption of Class A Units	—	50,000	1	1,038	—	—	—	—	1,039	(1,039)	—
Equity offering costs	—	—	—	(22)	—	—	—	—	(22)	—	(22)
Share-based compensation	—	1,814,414	18	10,292	—	—	—	—	10,310	—	10,310
Manager fees paid in stock	—	332,002	3	7,483	—	—	—	—	7,486	—	7,486
Net income	—	—	—	—	—	—	111,378	—	111,378	11,148	122,526
Dividends declared, $0.48 per share	—	—	—	—	—	—	(138,614)	—	(138,614)	—	(138,614)
Other comprehensive loss, net	—	—	—	—	—	—	—	(2,339)	(2,339)	—	(2,339)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	2,969	2,969
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	(8,833)	(8,833)
Balance, March 31, 2021	$—	294,300,251	$2,943	$5,225,037	7,448,691	$(138,022)	$(654,750)	$41,654	$4,476,862	$377,923	$4,854,785
See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited, amounts in thousands)

	For the Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$384,314	$122,526
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs, premiums and discounts on secured borrowings	11,816	10,515
Amortization of discounts and deferred financing costs on unsecured senior notes	2,151	1,726
Accretion of net discount on investment securities	(3,475)	(3,476)
Accretion of net deferred loan fees and discounts	(16,600)	(16,745)
Share-based compensation	10,093	10,310
Manager fees paid in stock	25,417	7,486
Change in fair value of investment securities	355	306
Change in fair value of consolidated VIEs	11,928	(7,042)
Change in fair value of servicing rights	(1,084)	796
Change in fair value of loans	125,783	9,478
Change in fair value of affordable housing fund investments	(223,851)	—
Change in fair value of derivatives	(129,343)	(34,768)
Foreign currency loss, net	27,281	11,681
Gain on sale of investments and other assets	(98,468)	(17,693)
Impairment charges on properties and related intangibles	55	—
Credit loss (reversal) provision, net	(3,658)	44
Depreciation and amortization	12,757	22,528
Loss (earnings) from unconsolidated entities	910	(1,734)
Distributions of earnings from unconsolidated entities	280	17
Loss on extinguishment of debt	624	516
Origination and purchase of loans held-for-sale, net of principal collections	(2,206,360)	(327,352)
Proceeds from sale of loans held-for-sale	2,278,467	571,927
Changes in operating assets and liabilities:
Related-party payable, net	(19,756)	(3,035)
Accrued and capitalized interest receivable, less purchased interest	(35,342)	(41,833)
Other assets	(64,229)	(19,467)
Accounts payable, accrued expenses and other liabilities	64,309	(25,945)
Net cash provided by operating activities	154,374	270,766
Cash Flows from Investing Activities:
Origination, purchase and funding of loans held-for-investment	(1,557,821)	(2,296,124)
Proceeds from principal collections on loans	798,969	1,051,695
Purchase and funding of investment securities	(18,139)	—
Proceeds from principal collections on investment securities	7,784	59,514
Proceeds from sales of real estate	147,334	30,566
Purchases and additions to properties and other assets	(6,604)	(3,512)
Investments in unconsolidated entities	(461)	—
Distribution of capital from unconsolidated entities	121	15,980
Payments for purchase or termination of derivatives	(8,541)	(851)
Proceeds from termination of derivatives	82,596	23,527
Net cash used in investing activities	(554,762)	$(1,119,205)

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited, amounts in thousands)

	For the Three Months Ended March 31,
	2022	2021
Cash Flows from Financing Activities:
Proceeds from borrowings	$5,843,167	$2,748,317
Principal repayments on and repurchases of borrowings	(5,153,638)	(2,001,336)
Payment of deferred financing costs	(21,998)	(5,052)
Proceeds from common stock issuances	251	262
Payment of equity offering costs	(89)	(22)
Payment of dividends	(146,709)	(137,667)
Contributions from non-controlling interests	4,690	2,969
Distributions to non-controlling interests	(10,718)	(8,833)
Issuance of debt of consolidated VIEs	—	11,604
Repayment of debt of consolidated VIEs	(84,460)	(27,490)
Distributions of cash from consolidated VIEs	22,014	14,481
Net cash provided by financing activities	452,510	597,233
Net increase (decrease) in cash, cash equivalents and restricted cash	52,122	(251,206)
Cash, cash equivalents and restricted cash, beginning of period	321,914	722,162
Effect of exchange rate changes on cash	(262)	(1,042)
Cash, cash equivalents and restricted cash, end of period	$373,774	$469,914
Supplemental disclosure of cash flow information:
Cash paid for interest	$102,300	$80,624
Income taxes paid	566	425
Supplemental disclosure of non-cash investing and financing activities:
Dividends declared, but not yet paid	$148,998	$139,113
Consolidation of VIEs (VIE asset/liability additions)	1,109,614	393,373
Deconsolidation of VIEs (VIE asset/liability reductions)	730,012	—
Reclassification of loans held-for-investment to loans held-for-sale	346	166,901
Reclassification of loans held-for-sale to loans held-for-investment	—	124,935
Loan principal collections temporarily held at master servicer	42,225	31,965
Net assets acquired through foreclosure, control or conversion to equity interest	—	7,320
Redemption of Class A Units for common stock	—	1,039
See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
As of March 31, 2022
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
We have four reportable business segments as of March 31, 2022 and we refer to the investments within these segments as our target assets:
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
These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (our “Form 10-K”), as filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the operating results for the full year.
Refer to our Form 10-K for a description of our recurring accounting policies. We have included disclosure in this Note 2 regarding principles of consolidation and other accounting policies that (i) are required to be disclosed quarterly, (ii) we view as critical, (iii) became significant since December 31, 2021 due to a corporate action or increase in the significance of the underlying business activity or (iv) changed upon adoption of an Accounting Standards Update (“ASU”) issued by the Financial Accounting Standards Board (“FASB”).
Variable Interest Entities
In addition to the securitization VIEs, we have financed pools of our loans through collateralized loan obligations (“CLOs”) and a single asset securitization (“SASB”), which are considered VIEs. We also hold interests in certain other entities which are considered VIEs as the limited partners of those entities with equity at risk do not collectively possess (i) the right to remove the general partner or dissolve the partnership without cause or (ii) the right to participate in significant decisions made by the partnership.
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
Credit Losses
Loans and Debt Securities Measured at Amortized Cost
ASC 326, Financial Instruments – Credit Losses, became effective for the Company on January 1, 2020. ASC 326 mandates the use of a current expected credit loss model (“CECL”) for estimating future credit losses of certain financial instruments measured at amortized cost, instead of the “incurred loss” credit model previously required under GAAP. The CECL model requires the consideration of possible credit losses over the life of an instrument as opposed to only estimating credit losses upon the occurrence of a discrete loss event under the previous “incurred loss” methodology. The CECL model applies to our HFI loans and our HTM debt securities which are carried at amortized cost, including future funding commitments and accrued interest receivable related to those loans and securities. However, as permitted by ASC 326, we have elected not to measure an allowance for credit losses on accrued interest receivable (which is classified separately on our condensed consolidated balance sheets), but rather write off in a timely manner by reversing interest income and/or cease accruing interest that would likely be uncollectible.
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

Effective with the third party interest sale, the Woodstar Fund has the characteristics of an investment company under ASC 946, Financial Services – Investment Companies. Accordingly, the Woodstar Fund is required to carry the investments in its properties at fair value, with a cumulative effect adjustment between the fair value and previous carrying value of its investments recognized in stockholders’ equity as of November 5, 2021, the date of the Woodstar Fund’s change in status to an investment company. Because we are the primary beneficiary of the Woodstar Fund, which is a VIE (as discussed in Note 15), we consolidate the accounts of the Woodstar Fund into our consolidated financial statements, retaining the fair value basis of accounting for its investments. Realized and unrealized changes in the fair value of the Woodstar Fund’s property investments, and distributions thereon, are recognized in the “Income from affordable housing fund investments” caption within the other income (loss) section of our condensed consolidated statement of operations for the three months ended March 31, 2022. See Note 7 for further details regarding the Woodstar Fund’s investments and related income and Note 17 with respect to its contingently redeemable non-controlling interests which are classified as “Temporary Equity” in our condensed consolidated balance sheets.
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

Earnings Per Share
We present both basic and diluted earnings per share (“EPS”) amounts in our financial statements. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS reflects the maximum potential dilution that could occur from (i) our share-based compensation, consisting of unvested restricted stock awards (“RSAs”) and restricted stock units (“RSUs”), (ii) shares contingently issuable to our Manager, (iii) the conversion options associated with our senior convertible notes (the “Convertible Notes”) (see Notes 11 and 18) and (iv) non-controlling interests that are redeemable with our common stock (see Note 17). Potential dilutive shares are excluded from the calculation if they have an anti-dilutive effect in the period.

Nearly all of the Company’s unvested RSUs and RSAs contain rights to receive non-forfeitable dividends and thus are participating securities. In addition, the non-controlling interests that are redeemable with our common stock are considered participating securities because they earn a preferred return indexed to the dividend rate on our common stock (see Note 17). Due to the existence of these participating securities, the two-class method of computing EPS is required, unless another method is determined to be more dilutive. Under the two-class method, undistributed earnings are reallocated between shares of common stock and participating securities. For the three months ended March 31, 2022 and 2021, the two-class method resulted in the most dilutive EPS calculation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. The most significant and subjective estimate that we make is the projection of cash flows we expect to receive on our investments, which has a significant impact on the amount of income that we record and/or disclose. The fair value of assets and liabilities that are estimated using a discounted cash flows method is significantly impacted by the rates at which we estimate market participants would discount the expected cash flows. In addition, the fair value of the Woodstar Fund's investments are dependent upon the real estate and capital markets, which are cyclical in nature. Property and investment values are affected by, among other things, capitalization rates, the availability of capital, occupancy, rental rates and interest and inflation rates. Amounts ultimately realized from our investments may vary significantly from the fair values presented.
We believe the estimates and assumptions underlying our consolidated financial statements are reasonable and supportable based on the information available as of March 31, 2022. However, uncertainty over the ultimate impact the COVID-19 pandemic, including variants and resurgences, will have on the global economy generally, and our business in particular, makes any estimates and assumptions as of March 31, 2022 inherently less certain than they would be absent the current and potential impacts of COVID-19 and geopolitical events. Actual results may ultimately differ from those estimates.
Recent Accounting Developments
On March 12, 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and on January 11, 2021, issued ASU 2021-01, Reference Rate Reform (Topic 848) – Scope, both of which provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference LIBOR or other reference rates expected to be discontinued because of reference rate reform. These ASUs are effective through December 31, 2022. The Company has not adopted any of the optional expedients or exceptions through March 31, 2022, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.
On March 31, 2022, the FASB issued ASU 2022-2, Troubled Debt Restructurings and Vintage Disclosures (Topic 326). ASU 2022-2 eliminates the recognition and measurement guidance for troubled debt restructurings (“TDRs”) and, instead, requires that an entity evaluate (consistent with the accounting for other loan modifications) whether the modification represents a new loan or a continuation of an existing loan. The ASU also enhances existing disclosure requirements and introduces new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. The ASU is effective for the Company beginning January 1, 2023 and is generally to be applied prospectively. Early adoption is permitted. We do not expect the application of this ASU to materially impact our consolidated financial statements as our operating practice is generally not to enter into TDRs for troubled loans.
3. Acquisitions and Divestitures
Investing and Servicing Segment Property Portfolio ("REIS Equity Portfolio")

During the three months ended March 31, 2022, we sold an operating property for $34.5 million. In connection with this sale, we recognized a total gain of $11.7 million within gain on sale of investments and other assets in our condensed consolidated statement of operations. There were no properties sold within the REIS Equity Portfolio during the three months ended March 31, 2021.

Commercial and Residential Lending Segment
During the three months ended March 31, 2022, we sold a distribution facility located in Orlando, Florida that was previously acquired in April 2019 through foreclosure of a loan with a carrying value of $18.5 million. The property was sold for $114.8 million and we recognized a gain of $86.6 million within gain on sale of investments and other assets in our condensed consolidated statement of operations. During the three months ended March 31, 2021, we sold an operating property relating to a grocery distribution facility located in Montgomery, Alabama that was previously acquired in March 2019 through foreclosure of a loan with a carrying value of $9.0 million ($20.9 million unpaid principal balance net of an $8.3 million allowance and $3.6 million of unamortized discount) at the foreclosure date. The operating property was sold for $31.2 million and we recognized a gain of $17.7 million within gain on sale of investments and other assets in our condensed consolidated statement of operations.

During the three months ended March 31, 2022 and 2021, we had no significant acquisitions of properties or businesses.

4. Loans
Our loans held-for-investment are accounted for at amortized cost and our loans held-for-sale are accounted for at the lower of cost or fair value, unless we have elected the fair value option for either. The following tables summarize our investments in mortgages and loans as of March 31, 2022 and December 31, 2021 (dollars in thousands):

March 31, 2022	Carrying Value	Face Amount	Weighted Average Coupon (1)	Weighted Average Life (“WAL”) (years)(2)
Loans held-for-investment:
Commercial loans:
First mortgages (3)	$13,596,590	$13,684,558	4.6%	1.9
Subordinated mortgages (4)	70,934	72,399	10.1%	2.6
Mezzanine loans (3)	424,835	422,752	9.6%	1.3
Other	17,138	18,599	8.2%	2.0
Total commercial loans	14,109,497	14,198,308
Infrastructure first priority loans	2,156,399	2,181,264	4.8%	4.3
Residential loans, fair value option (5)	55,621	57,792	6.0%	N/A	(6)
Total loans held-for-investment	16,321,517	16,437,364
Loans held-for-sale:
Residential, fair value option (5)	2,299,153	2,331,997	4.3%	N/A	(6)
Commercial, fair value option	385,359	392,505	4.9%	9.6
Total loans held-for-sale	2,684,512	2,724,502
Total gross loans	19,006,029	$19,161,866
Credit loss allowances:
Commercial loans held-for-investment	(47,979)
Infrastructure loans held-for-investment	(20,281)
Total allowances	(68,260)
Total net loans	$18,937,769

December 31, 2021
Loans held-for-investment:
Commercial loans:
First mortgages (3)	$12,991,099	$13,067,524	4.5%	1.9
Subordinated mortgages (4)	70,771	72,371	10.0%	2.8
Mezzanine loans (3)	417,504	415,155	9.4%	1.4
Other	17,424	19,029	8.2%	2.1
Total commercial loans	13,496,798	13,574,079
Infrastructure first priority loans	2,048,096	2,071,912	4.4%	4.3
Residential loans, fair value option	59,225	60,133	6.0%	N/A	(6)
Total loans held-for-investment	15,604,119	15,706,124
Loans held-for-sale:
Residential, fair value option	2,590,005	2,525,910	4.2%	N/A	(6)
Commercial, fair value option	286,795	289,761	4.0%	9.0
Total loans held-for-sale	2,876,800	2,815,671
Total gross loans	18,480,919	$18,521,795
Credit loss allowances:
Commercial loans held-for-investment	(46,600)
Infrastructure loans held-for-investment	(20,670)
Total allowances	(67,270)
Total net loans	$18,413,649

______________________________________________________________________________________________________________________
(1)Calculated using applicable index rates as of March 31, 2022 and December 31, 2021 for variable rate loans and excludes loans for which interest income is not recognized.
(2)Represents the WAL of each respective group of loans, excluding loans for which interest income is not recognized, as of the respective balance sheet date. The WAL of each individual loan is calculated using amounts and timing of future principal payments, as projected at origination or acquisition.
(3)First mortgages include first mortgage loans and any contiguous mezzanine loan components because as a whole, the expected credit quality of these loans is more similar to that of a first mortgage loan.  The application of this methodology resulted in mezzanine loans with carrying values of $1.3 billion and $1.4 billion being classified as first mortgages as of March 31, 2022 and December 31, 2021, respectively.
(4)Subordinated mortgages include B-Notes and junior participation in first mortgages where we do not own the senior A-Note or senior participation. If we own both the A-Note and B-Note, we categorize the loan as a first mortgage loan.
(5)During the three months ended March 31, 2022, $0.3 million of residential loans held-for-investment were reclassified into loans held-for-sale.
(6)Residential loans have a weighted average remaining contractual life of 29.4 years as of both March 31, 2022 and December 31, 2021.
As of March 31, 2022, our variable rate loans held-for-investment, excluding loans for which interest income is not recognized, were as follows (dollars in thousands):

March 31, 2022	Carrying Value	Weighted-average Spread Above Index
Commercial loans	$13,419,816	4.0%
Infrastructure loans	2,123,111	3.9%
Total variable rate loans held-for-investment	$15,542,927	4.0%
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
The significant credit quality indicators for our loans measured at amortized cost, which excludes loans held-for-sale, were as follows as of March 31, 2022 (dollars in thousands):

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Total	Total Amortized Cost Basis	Credit Loss Allowance
As of March 31, 2022	2022	2021	2020	2019	2018	Prior
Commercial loans:
Credit quality indicator:
LTV < 60%	$234,534	$2,744,291	$505,166	$978,325	$558,782	$699,224	$—	$5,720,322	$3,349
LTV 60% - 70%	667,690	3,901,356	288,906	1,166,327	392,003	82,385	—	6,498,667	7,458
LTV > 70%	53,705	561,838	265,996	415,062	310,158	261,686	—	1,868,445	32,247
Credit deteriorated	—	—	—	—	—	4,925	—	4,925	4,925
Defeased and other	—	—	—	—	—	17,138	—	17,138	—
Total commercial	$955,929	$7,207,485	$1,060,068	$2,559,714	$1,260,943	$1,065,358	$—	$14,109,497	$47,979
Infrastructure loans:
Credit quality indicator:
Power	$89,110	$206,412	$86,988	$275,264	$373,959	$350,008	$5,112	$1,386,853	$5,192
Oil and gas	—	300,666	41,126	257,910	84,805	49,821	1,930	736,258	4,968
Credit deteriorated	—	—	—	—	—	33,288	—	33,288	10,121
Total infrastructure	$89,110	$507,078	$128,114	$533,174	$458,764	$433,117	$7,042	$2,156,399	$20,281
Residential loans held-for-investment, fair value option								55,621	—
Loans held-for-sale								2,684,512	—
Total gross loans								$19,006,029	$68,260

Non-Credit Deteriorated Loans
As of March 31, 2022, we had the following loans with a combined amortized cost basis of $505.2 million that were 90 days or greater past due at March 31, 2022: (i) a $199.1 million senior loan on a retail and entertainment project in New Jersey, of which $7.3 million was converted into equity interests (see Note 8); (ii) a $219.8 million senior loan on an office building in California; (iii) a $46.8 million senior participating interest and mezzanine loan secured by an office building in Texas; (iv) $30.3 million of residential loans; and (v) a $9.2 million loan on a hospitality asset in New York that our Investing and Servicing Segment acquired as nonperforming in October 2021. Loans on nonaccrual as of March 31, 2022 include (i) - (iv) above. None of these loans are considered credit deteriorated as we presently expect to recover all amounts due.
Credit Deteriorated Loans
As of March 31, 2022, we had the following loans with a combined amortized cost basis of $38.2 million which were deemed credit deteriorated and are on nonaccrual status: (i) a $33.3 million senior loan participation secured by a natural gas-fired power plant in Massachusetts, for which we recorded a credit loss allowance of $10.1 million in 2021 based on our share of the estimated fair value of the asset and for which interest collections were current as of March 31, 2022; and (ii) a $4.9 million subordinated loan secured by a department store in Chicago which is fully reserved.
The following tables present the activity in our credit loss allowance for funded loans and unfunded commitments (amounts in thousands):

	Funded Commitments Credit Loss Allowance
	Loans Held-for-Investment		Total Funded Loans
Three Months Ended March 31, 2022	Commercial	Infrastructure
Credit loss allowance at December 31, 2021	$46,600	$20,670	$67,270
Credit loss provision (reversal), net	1,379	(389)	990
Credit loss allowance at March 31, 2022	$47,979	$20,281	$68,260

	Unfunded Commitments Credit Loss Allowance (1)
	Loans Held-for-Investment		HTM Preferred
Three Months Ended March 31, 2022	Commercial	Infrastructure	Interests (2)	Total
Credit loss allowance at December 31, 2021	$6,692	$145	$—	$6,837
Credit loss provision (reversal), net	271	(47)	353	577
Credit loss allowance at March 31, 2022	$6,963	$98	$353	$7,414
Memo: Unfunded commitments as of March 31, 2022 (3)	$2,822,554	$12,110	$12,500	$2,847,164
______________________________________________________________________________________________________________________
(1)Included in accounts payable, accrued expenses and other liabilities in our consolidated balance sheets.
(2)See Note 5 for further details.
(3)Represents amounts expected to be funded (see Note 22).
Loan Portfolio Activity
The activity in our loan portfolio was as follows (amounts in thousands):

	Held-for-Investment Loans
Three Months Ended March 31, 2022	Commercial	Infrastructure	Residential	Held-for-Sale Loans	Total Loans
Balance at December 31, 2021	$13,450,198	$2,027,426	$59,225	$2,876,800	$18,413,649
Acquisitions/originations/additional funding	1,359,483	198,338	—	2,266,699	3,824,520
Capitalized interest (1)	26,697	113	—	93	26,903
Basis of loans sold (2)	—	—	—	(2,278,467)	(2,278,467)
Loan maturities/principal repayments	(715,665)	(91,853)	(1,995)	(56,439)	(865,952)
Discount accretion/premium amortization	14,093	2,507	—	—	16,600
Changes in fair value	—	—	(1,263)	(124,520)	(125,783)
Foreign currency translation gain/(loss), net	(71,909)	(802)	—	—	(72,711)
Credit loss (provision) reversal, net	(1,379)	389	—	—	(990)
Transfer to/from other asset classifications or between segments	—	—	(346)	346	—
Balance at March 31, 2022	$14,061,518	$2,136,118	$55,621	$2,684,512	$18,937,769

	Held-for-Investment Loans
Three Months Ended March 31, 2021	Commercial	Infrastructure	Residential	Held-for-Sale Loans	Total Loans
Balance at December 31, 2020	$9,583,949	$1,412,440	$90,684	$1,052,835	$12,139,908
Acquisitions/originations/additional funding	2,196,813	99,311	—	375,270	2,671,394
Capitalized interest (1)	36,646	—	—	—	36,646
Basis of loans sold (2)	—	—	—	(571,927)	(571,927)
Loan maturities/principal repayments	(1,021,393)	(18,055)	(9,210)	(44,326)	(1,092,984)
Discount accretion/premium amortization	15,824	921	—	—	16,745
Changes in fair value	—	—	(290)	(9,188)	(9,478)
Foreign currency translation loss, net	(14,082)	(181)	—	—	(14,263)
Credit loss provision, net	(1,880)	(717)	—	—	(2,597)
Transfer to/from other asset classifications or between segments	(211,904)	93,089	69,528	41,967	(7,320)
Balance at March 31, 2021	$10,583,973	$1,586,808	$150,712	$844,631	$13,166,124

______________________________________________________________________________________________________________________
(1)Represents accrued interest income on loans whose terms do not require current payment of interest.
(2)See Note 12 for additional disclosure on these transactions.
5. Investment Securities
Investment securities were comprised of the following as of March 31, 2022 and December 31, 2021 (amounts in thousands):

	Carrying Value as of
	March 31, 2022	December 31, 2021
RMBS, available-for-sale	$134,406	$143,980
RMBS, fair value option (1)	311,292	250,424
CMBS, fair value option (1), (2)	1,253,711	1,263,606
HTM debt securities, amortized cost net of credit loss allowance of $3,385 and $8,610	701,306	683,136
Equity security, fair value	11,619	11,624
Subtotal—Investment securities	2,412,334	2,352,770
VIE eliminations (1)	(1,543,145)	(1,491,786)
Total investment securities	$869,189	$860,984
______________________________________________________________________________________________________________________
(1)Certain fair value option CMBS and RMBS are eliminated in consolidation against VIE liabilities pursuant to ASC 810.
(2)Includes $190.6 million and $182.6 million of non-controlling interests in the consolidated entities which hold certain of these CMBS as of March 31, 2022 and December 31, 2021, respectively.

Purchases, sales, principal collections and redemptions for all investment securities were as follows (amounts in thousands):

	RMBS, available-for-sale	RMBS, fair value option	CMBS, fair value option	HTM Securities	Securitization VIEs (1)	Total
Three Months Ended March 31, 2022
Purchases/fundings	$—	$84,357	$—	$18,139	$(84,357)	$18,139
Sales	—	—	—	—	—	—
Principal collections	6,895	21,604	635	664	(22,014)	7,784
Redemptions	—	—	—	—	—	—
Three Months Ended March 31, 2021
Purchases	$—	$27,333	$—	$—	$(27,333)	$—
Sales	—	—	11,604		(11,604)	—
Principal collections	7,251	13,344	1,710	51,690	(14,481)	59,514
______________________________________________________________________________________________________________________
(1)Represents RMBS and CMBS, fair value option amounts eliminated due to our consolidation of securitization VIEs. These amounts are reflected as issuance or repayment of debt of, or distributions from, consolidated VIEs in our consolidated statements of cash flows.
RMBS, Available-for-Sale
The Company classified all of its RMBS not eliminated in consolidation as available-for-sale as of March 31, 2022 and December 31, 2021. These RMBS are reported at fair value in the balance sheet with changes in fair value recorded in accumulated other comprehensive income (“AOCI”).
The tables below summarize various attributes of our investments in available-for-sale RMBS as of March 31, 2022 and December 31, 2021 (amounts in thousands):

				Unrealized Gains or (Losses) Recognized in AOCI
	Amortized Cost	Credit Loss Allowance	Net Basis	Gross Unrealized Gains	Gross Unrealized Losses	Net Fair Value Adjustment	Fair Value
March 31, 2022
RMBS	$98,737	$—	$98,737	$35,708	$(39)	$35,669	$134,406
December 31, 2021
RMBS	$103,027	$—	$103,027	$41,052	$(99)	$40,953	$143,980

	Weighted Average Coupon (1)	WAL (Years) (2)
March 31, 2022
RMBS	1.5%	5.5
______________________________________________________________________________________________________________________
(1)Calculated using the March 31, 2022 one-month LIBOR rate of 0.452% for floating rate securities.
(2)Represents the remaining WAL of each respective group of securities as of the balance sheet date. The WAL of each individual security is calculated using projected amounts and projected timing of future principal payments.
As of March 31, 2022, approximately $118.1 million, or 88%, of RMBS were variable rate. We purchased all of the RMBS at a discount, a portion of which is accreted into income over the expected remaining life of the security. The majority of the income from this strategy is earned from the accretion of this accretable discount.
We have engaged a third party manager who specializes in RMBS to execute the trading of RMBS, the cost of which was $0.3 million for both the three months ended March 31, 2022 and 2021, recorded as management fees in the accompanying condensed consolidated statements of operations.

The following table presents the gross unrealized losses and estimated fair value of any available-for-sale securities that were in an unrealized loss position as of March 31, 2022 and December 31, 2021, and for which an allowance for credit losses has not been recorded (amounts in thousands):

	Estimated Fair Value		Unrealized Losses
	Securities with a loss less than 12 months	Securities with a loss greater than 12 months	Securities with a loss less than 12 months	Securities with a loss greater than 12 months
As of March 31, 2022
RMBS	$3,769	$—	$(39)	$—
As of December 31, 2021
RMBS	$2,478	$—	$(99)	$—
As of March 31, 2022 and December 31, 2021, there were four securities and one security, respectively, with unrealized losses reflected in the table above. After evaluating the securities and recording adjustments for credit losses, we concluded that the remaining unrealized losses reflected above were noncredit-related and would be recovered from the securities’ estimated future cash flows. We considered a number of factors in reaching this conclusion, including that we did not intend to sell the securities, it was not considered more likely than not that we would be forced to sell the securities prior to recovering our amortized cost, and there were no material credit events that would have caused us to otherwise conclude that we would not recover our cost. Credit losses are calculated by comparing (i) the estimated future cash flows of each security discounted at the yield determined as of the initial acquisition date or, if since revised, as of the last date previously revised, to (ii) our net amortized cost basis. Significant judgment is used in projecting cash flows for our non-agency RMBS. As a result, actual income and/or credit losses could be materially different from what is currently projected and/or reported.
CMBS and RMBS, Fair Value Option
As discussed in the “Fair Value Option” section of Note 2 herein, we elect the fair value option for certain CMBS and RMBS in an effort to eliminate accounting mismatches resulting from the current or potential consolidation of securitization VIEs. As of March 31, 2022, the fair value and unpaid principal balance of CMBS where we have elected the fair value option, excluding the notional value of interest-only securities and before consolidation of securitization VIEs, were $1.3 billion and $2.8 billion, respectively. As of March 31, 2022, the fair value and unpaid principal balance of RMBS where we have elected the fair value option, excluding the notional value of interest-only securities and before consolidation of securitization VIEs, were $311.3 million and $179.9 million, respectively. The $1.6 billion total fair value balance of CMBS and RMBS represents our economic interests in these assets. However, as a result of our consolidation of securitization VIEs, the vast majority of this fair value (all except $21.9 million at March 31, 2022) is eliminated against VIE liabilities before arriving at our GAAP balance for fair value option investment securities.
As of March 31, 2022, $98.2 million of our CMBS were variable rate and none of our RMBS were variable rate.
HTM Debt Securities, Amortized Cost
The table below summarizes our investments in HTM debt securities as of March 31, 2022 and December 31, 2021 (amounts in thousands):

	Amortized Cost Basis	Credit Loss Allowance	Net Carrying Amount	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
March 31, 2022
CMBS	$533,372	$(228)	$533,144	$—	$(25,218)	$507,926
Preferred interests	119,136	(172)	118,964	353	(2,921)	116,396
Infrastructure bonds	52,183	(2,985)	49,198	526	(47)	49,677
Total	$704,691	$(3,385)	$701,306	$879	$(28,186)	$673,999

December 31, 2021
CMBS	$538,506	$(3,140)	$535,366	$195	$(25,029)	$510,532
Preferred interests	118,409	(2,562)	115,847	450	(2,449)	113,848
Infrastructure bonds	34,831	(2,908)	31,923	561	—	32,484
Total	$691,746	$(8,610)	$683,136	$1,206	$(27,478)	$656,864

The following table presents the activity in our credit loss allowance for HTM debt securities (amounts in thousands):

	CMBS	Preferred Interests	Infrastructure Bonds	Total HTM Credit Loss Allowance
Three Months Ended March 31, 2022
Credit loss allowance at December 31, 2021	$3,140	$2,562	$2,908	$8,610
Credit loss provision (reversal), net	(2,912)	(2,390)	77	(5,225)
Credit loss allowance at March 31, 2022	$228	$172	$2,985	$3,385

The table below summarizes the maturities of our HTM debt securities by type as of March 31, 2022 (amounts in thousands):

	CMBS	Preferred Interests	Infrastructure Bonds	Total
Less than one year	$313,993	$91,394	$—	$405,387
One to three years	25,303	27,570	—	52,873
Three to five years	193,848	—	18,602	212,450
Thereafter	—	—	30,596	30,596
Total	$533,144	$118,964	$49,198	$701,306
Equity Security, Fair Value
During 2012, we acquired 9,140,000 ordinary shares from a related-party in Starwood European Real Estate Finance Limited (“SEREF”), a debt fund that is externally managed by an affiliate of our Manager and is listed on the London Stock Exchange. The fair value of the investment remeasured in USD was $11.6 million as of both March 31, 2022 and December 31, 2021. As of March 31, 2022, our shares represent an approximate 2% interest in SEREF.
6. Properties
Our properties are held within the following portfolios:
Medical Office Portfolio
The Medical Office Portfolio is comprised of 34 medical office buildings acquired during the year ended December 31, 2016. These properties, which collectively comprise 1.9 million square feet, are geographically dispersed throughout the U.S. and primarily affiliated with major hospitals or located on or adjacent to major hospital campuses. The Medical Office Portfolio includes total gross properties and lease intangibles of $762.6 million and debt of $594.9 million as of March 31, 2022.
Master Lease Portfolio
The Master Lease Portfolio is comprised of 16 retail properties geographically dispersed throughout the U.S., with more than 50% of the portfolio, by carrying value, located in Florida, Texas and Minnesota. These properties, which we acquired in September 2017, collectively comprise 1.9 million square feet and were leased back to the seller under corporate guaranteed master net lease agreements with initial terms of 24.6 years and periodic rent escalations. The Master Lease Portfolio includes total gross properties of $343.8 million and debt of $193.1 million as of March 31, 2022.
Investing and Servicing Segment Property Portfolio
The REIS Equity Portfolio is comprised of 12 commercial real estate properties and one equity interest in an unconsolidated commercial real estate property which were acquired from CMBS trusts during the previous six years. The REIS Equity Portfolio includes total gross properties and lease intangibles of $198.6 million and debt of $138.6 million as of March 31, 2022.
Woodstar Portfolios
Refer to Note 7 for a discussion of our Woodstar I and Woodstar II Portfolios which are not included in the table below.

The table below summarizes our properties held as of March 31, 2022 and December 31, 2021 (dollars in thousands):

	Depreciable Life	March 31, 2022	December 31, 2021
Property Segment
Land and land improvements	0 - 15 years	$175,835	$175,810
Buildings and building improvements	0 - 45 years	851,129	851,274
Furniture & fixtures	3 - 5 years	260	260
Investing and Servicing Segment
Land and land improvements	0 - 15 years	36,905	41,771
Buildings and building improvements	3 - 40 years	132,023	149,399
Furniture & fixtures	2 - 5 years	3,166	3,143
Commercial and Residential Lending Segment (1)
Land and land improvements	N/A	813	9,691
Buildings and building improvements	N/A	—	12,408
Construction in progress	N/A	104,088	104,088
Properties, cost		1,304,219	1,347,844
Less: accumulated depreciation		(181,862)	(181,457)
Properties, net		$1,122,357	$1,166,387
______________________________________________________________________________________________________________________
(1)Represents properties acquired through loan foreclosure.

During the three months ended March 31, 2022, we sold an operating property within the REIS Equity Portfolio for $34.5 million and recognized a total gain of $11.7 million within gain on sale of investments and other assets in our consolidated statement of operations. Also during the three months ended March 31, 2022, we sold an operating property within the Commercial and Residential Lending Segment for $114.8 million and recognized a gain of $86.6 million within gain on sale of investments and other assets in our condensed consolidated statement of operations. During the three months ended March 31, 2021, we sold an operating property within the Commercial and Residential Lending Segment for $31.2 million and recognized a gain of $17.7 million within gain on sale of investments and other assets in our condensed consolidated statement of operations. Refer to Note 3 for further discussion.

7. Investments of Consolidated Affordable Housing Fund
As discussed in Note 2, we established the Woodstar Fund effective November 5, 2021, an investment fund which holds our Woodstar multifamily affordable housing portfolios. The Woodstar portfolios consist of the following:

Woodstar I Portfolio
The Woodstar I Portfolio is comprised of 32 affordable housing communities with 8,948 units concentrated primarily in the Tampa, Orlando and West Palm Beach metropolitan areas. During the year ended December 31, 2015, we acquired 18 of the 32 affordable housing communities of the Woodstar I Portfolio, with the final 14 communities acquired during the year ended December 31, 2016. The Woodstar I Portfolio includes properties at fair value of $1.3 billion and debt at fair value of $735.6 million as of March 31, 2022.
Woodstar II Portfolio
The Woodstar II Portfolio is comprised of 27 affordable housing communities with 6,109 units concentrated primarily in Central and South Florida. We acquired eight of the 27 affordable housing communities in December 2017, with the final 19 communities acquired during the year ended December 31, 2018. The Woodstar II Portfolio includes properties at fair value of $1.2 billion and debt at fair value of $500.4 million as of March 31, 2022.

Income from the Woodstar Fund’s investments reflects the following components for the three months ended March 31, 2022 (in thousands):

For the Three Months Ended March 31, 2022
Distributions from affordable housing fund investments	$10,190
Unrealized change in fair value of investments	223,851
Income from affordable housing fund investments	$234,041
8. Investments in Unconsolidated Entities
The table below summarizes our investments in unconsolidated entities as of March 31, 2022 and December 31, 2021 (dollars in thousands):

	Participation / Ownership % (1)	Carrying value as of
		March 31, 2022	December 31, 2021
Equity method investments:
Equity interest in a natural gas power plant	10%	$26,600	$26,255
Investor entity which owns equity in an online real estate company	50%	5,249	5,206
Equity interest in and advances to a residential mortgage originator (2)	N/A	18,351	20,327
Various	25% - 50%	12,806	12,528
		63,006	64,316
Other equity investments:
Equity interest in a servicing and advisory business	2%	12,955	12,955
Investment funds which own equity in a loan servicer and other real estate assets	4% - 6%	4,194	4,194
Investor entities which own equity interests in two entertainment and retail centers (3)	15%	7,320	7,320
Various	1% - 3%	1,775	1,312
		26,244	25,781
		$89,250	$90,097
______________________________________________________________________________________________________________________
(1)None of these investments are publicly traded and therefore quoted market prices are not available.
(2)Includes a $4.5 million subordinated loan as of both March 31, 2022 and December 31, 2021.
(3)In March 2021, we obtained equity interests in two investor entities that own interests in two entertainment and retail centers in satisfaction of $7.3 million principal amount of a commercial loan. The interests were obtained in order to facilitate repayment of a portion of that loan for which these interests represented underlying collateral. The interests are entitled to preferred treatment in the distribution waterfall and are intended to repay us the $7.3 million principal amount of the loan plus interest. See further discussion in Note 4.
As of March 31, 2022, the carrying value of our equity investment in a residential mortgage originator exceeded the underlying equity in net assets of such investee by $1.6 million. This difference is the result of the Company recording its investment in the investee at its acquisition date fair value, which included certain non-amortizing intangible assets not recognized by the investee. Should the Company determine these intangible assets held by the investee are impaired, the Company will recognize such impairment loss through earnings from unconsolidated entities in our consolidated statement of operations, otherwise, such difference between the carrying value of our equity investment in the residential mortgage originator and the underlying equity in the net assets of the residential mortgage originator will continue to exist.
Other than our equity interest in the residential mortgage originator, there were no differences between the carrying value of our equity method investments and the underlying equity in the net assets of the investees as of March 31, 2022.
During the three months ended March 31, 2022, we did not become aware of (i) any observable price changes in our other equity investments accounted for under the fair value practicability election or (ii) any indicators of impairment.

9. Goodwill and Intangibles
Goodwill
Goodwill is tested for impairment annually in the fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
Infrastructure Lending Segment
The Infrastructure Lending Segment’s goodwill of $119.4 million at both March 31, 2022 and December 31, 2021 represents the excess of consideration transferred over the fair value of net assets acquired on September 19, 2018 and October 15, 2018. The goodwill recognized is attributable to value embedded in the acquired Infrastructure Lending Segment’s lending platform.
LNR Property LLC (“LNR”)
The Investing and Servicing Segment’s goodwill of $140.4 million at both March 31, 2022 and December 31, 2021 represents the excess of consideration transferred over the fair value of net assets of LNR acquired on April 19, 2013. The goodwill recognized is attributable to value embedded in LNR’s existing platform, which includes a network of commercial real estate asset managers, work-out specialists, underwriters and administrative support professionals as well as proprietary historical performance data on commercial real estate assets.
Intangible Assets
Servicing Rights Intangibles
In connection with the LNR acquisition, we identified domestic servicing rights that existed at the purchase date, based upon the expected future cash flows of the associated servicing contracts. As of March 31, 2022 and December 31, 2021, the balance of the domestic servicing intangible was net of $40.8 million and $42.1 million, respectively, which was eliminated in consolidation pursuant to ASC 810 against VIE assets in connection with our consolidation of securitization VIEs. Before VIE consolidation, as of March 31, 2022 and December 31, 2021, the domestic servicing intangible had a balance of $58.7 million and $58.9 million, respectively, which represents our economic interest in this asset.
Lease Intangibles
In connection with our acquisitions of commercial real estate, we recognized in-place lease intangible assets and favorable lease intangible assets associated with certain non-cancelable operating leases of the acquired properties.
The following table summarizes our intangible assets, which are comprised of servicing rights intangibles and lease intangibles, as of March 31, 2022 and December 31, 2021 (amounts in thousands):

	As of March 31, 2022			As of December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Domestic servicing rights, at fair value	$17,864	$—	$17,864	$16,780	$—	$16,780
In-place lease intangible assets	88,886	(59,040)	29,846	94,712	(62,721)	31,991
Favorable lease intangible assets	23,241	(8,803)	14,438	23,746	(8,953)	14,793
Total net intangible assets	$129,991	$(67,843)	$62,148	$135,238	$(71,674)	$63,564

The following table summarizes the activity within intangible assets for the three months ended March 31, 2022 (amounts in thousands):

	Domestic Servicing Rights	In-place Lease Intangible Assets	Favorable Lease Intangible Assets	Total
Balance as of January 1, 2022	$16,780	$31,991	$14,793	$63,564
Amortization	—	(1,601)	(313)	(1,914)
Impairment (1)	—	(43)	(4)	(47)
Sales	—	(501)	(38)	(539)
Changes in fair value due to changes in inputs and assumptions	1,084	—	—	1,084
Balance as of March 31, 2022	$17,864	$29,846	$14,438	$62,148
_________________________________________________
(1)    Impairment of intangible lease assets is recognized within other expense in our condensed consolidated statement of operations.
The following table sets forth the estimated aggregate amortization of our in-place lease intangible assets and favorable lease intangible assets for the next five years and thereafter (amounts in thousands):

2022 (remainder of)	$5,190
2023	5,971
2024	4,650
2025	3,775
2026	2,754
Thereafter	21,944
Total	$44,284

10. Secured Borrowings
Secured Financing Agreements
The following table is a summary of our secured financing agreements in place as of March 31, 2022 and December 31, 2021 (dollars in thousands):

											Outstanding Balance at
	Current Maturity		Extended Maturity (a)		Weighted Average Pricing		Pledged Asset Carrying Value		Maximum Facility Size		March 31, 2022		December 31, 2021
Repurchase Agreements:
Commercial Loans	Aug 2022 to Jul 2026	(b)	Jun 2025 to Dec 2030	(b)	Index + 1.98%	(c)	$9,013,669		$11,572,553	(d)	$6,121,160		$6,556,438
Residential Loans	Feb 2023 to Dec 2023		N/A		Index + 1.93%		1,965,289		2,850,000		1,594,785		1,744,225
Infrastructure Loans	Sep 2024		Sep 2026		LIBOR + 2.00%		310,044		650,000		256,044		379,095
Conduit Loans	Feb 2023 to Jun 2024		Feb 2024 to Jun 2025		Index + 2.04%		333,827		650,000		260,177		174,130
CMBS/RMBS	Dec 2022 to May 2031	(e)	Mar 2023 to Nov 2031	(e)	(f)		1,213,883		827,204		688,316	(g)	688,146
Total Repurchase Agreements							12,836,712		16,549,757		8,920,482		9,542,034
Other Secured Financing:
Borrowing Base Facility	Nov 2024		Oct 2026		SOFR + 2.11%		193,173		750,000	(h)	100,742		213,478
Commercial Financing Facilities	Dec 2023 to Jan 2025		Jan 2027 to Dec 2030		Index + 1.66%		255,131		241,981		207,051		167,476
Residential Financing Facility	Mar 2024		Mar 2027		2.45%		386,635		500,000		22,948		102,018
Infrastructure Financing Facilities	Jul 2022 to Oct 2022		Oct 2024 to Jul 2027		Index + 2.03%		820,121		1,250,000		653,312		855,646
Property Mortgages - Fixed rate	Nov 2024 to Sep 2029	(i)	N/A		4.35%		387,022		272,321		272,321		272,522
Property Mortgages - Variable rate	Nov 2022 to Dec 2025		N/A		(j)		655,967		654,900		640,541		712,493
Term Loan and Revolver	(k)		N/A		(k)		N/A	(k)	936,756		786,756		788,753
Total Other Secured Financing							2,698,049		4,605,958		2,683,671		3,112,386
							$15,534,761		$21,155,715		11,604,153		12,654,420
Unamortized net discount											(12,862)		(13,350)
Unamortized deferred financing costs											(59,720)		(64,220)
											$11,531,571		$12,576,850
______________________________________________________________________________________________________________________
(a)Subject to certain conditions as defined in the respective facility agreement.
(b)For certain facilities, borrowings collateralized by loans existing at maturity may remain outstanding until such loan collateral matures, subject to certain specified conditions.
(c)Certain facilities with an outstanding balance of $2.1 billion as of March 31, 2022 are indexed to GBP LIBOR, EURIBOR, BBSY and SONIA. The remainder are indexed to USD LIBOR or SOFR.
(d)Certain facilities with an aggregate initial maximum facility size of $10.7 billion may be increased to $11.6 billion, subject to certain conditions. The $11.6 billion amount includes such upsizes.
(e)Certain facilities with an outstanding balance of $284.1 million as of March 31, 2022 carry a rolling 11-month or 12-month term which may reset monthly or quarterly with the lender's consent. These facilities carry no maximum facility size.
(f)A facility with an outstanding balance of $240.5 million as of March 31, 2022 has a weighted average fixed annual interest rate of 3.20%. All other facilities are variable rate with a weighted average rate of Index + 1.89%.
(g)Includes: (i) $240.5 million outstanding on a repurchase facility that is not subject to margin calls; and (ii) $38.8 million outstanding on one of our repurchase facilities that represents the 49% pro rata share owed by a non-controlling partner in a consolidated joint venture (see Note 15).
(h)The maximum facility size as of March 31, 2022 of $650.0 million is scheduled to decline to $450.0 million as of December 31, 2022 and may be increased to $750.0 million, subject to certain conditions.
(i)The weighted average maturity is 5.3 years as of March 31, 2022.
(j)Includes a $600.0 million first mortgage and mezzanine loan secured by our Medical Office Portfolio. This debt has a weighted average interest rate of LIBOR + 2.07% that we swapped to a fixed rate of 3.34%. The remainder have a weighted average rate of Index + 2.35%.
(k)Consists of: (i) a $786.8 million term loan facility that matures in July 2026, of which $390.0 million has an annual interest rate of LIBOR + 2.50% and $396.8 million has an annual interest rate of LIBOR + 3.25%, subject to a 0.75% LIBOR floor, and (ii) a $150.0 million revolving credit facility that matures in April 2026 with an annual interest rate of SOFR + 2.50%. These facilities are secured by the equity interests in certain of our subsidiaries which totaled $4.8 billion as of March 31, 2022.

The above table no longer reflects property mortgages of the Woodstar Portfolios which, as discussed in Notes 2 and 7, are now reflected within “Investments of consolidated affordable housing fund” on our condensed consolidated balance sheets.

In the normal course of business, the Company is in discussions with its lenders to extend, amend or replace any financing facilities which contain near term expirations.

In March 2022, we amended a Residential Loans credit facility to increase the available borrowings to $500.0 million from $250.0 million and extend the initial maturity for 18 months to March 2024 with a three-year extension option. The margin call provisions under this facility do not permit valuation adjustments based on capital market events and are limited to collateral-specific credit marks.

Our secured financing agreements contain certain financial tests and covenants. As of March 31, 2022, we were in compliance with all such covenants.

We seek to mitigate risks associated with our repurchase agreements by managing risk related to the credit quality of our assets, interest rates, liquidity, prepayment speeds and market value. The margin call provisions under the majority of our repurchase facilities, consisting of 66% of these agreements, do not permit valuation adjustments based on capital market events and are limited to collateral-specific credit marks generally determined on a commercially reasonable basis. To monitor credit risk associated with the performance and value of our loans and investments, our asset management team regularly reviews our investment portfolios and is in regular contact with our borrowers, monitoring performance of the collateral and enforcing our rights as necessary. For the 34% of repurchase agreements which do permit valuation adjustments based on capital market events, approximately 12% of these pertain to our loans held-for-sale, for which we manage credit risk through the purchase of credit instruments. We further seek to manage risks associated with our repurchase agreements by matching the maturities and interest rate characteristics of our loans with the related repurchase agreement.
For the three months ended March 31, 2022 and 2021, approximately $9.6 million and $9.5 million, respectively, of amortization of deferred financing costs from secured financing agreements was included in interest expense on our condensed consolidated statements of operations.

As of March 31, 2022, JPMorgan Chase Bank, N.A. and Morgan Stanley Bank, N.A. held collateral sold under certain of our repurchase agreements with carrying values that exceeded the respective repurchase obligations by $666.8 million and $659.8 million, respectively. The weighted average extended maturities of those repurchase agreements were 3.5 and 3.6 years, respectively.

Collateralized Loan Obligations and Single Asset Securitization

Commercial and Residential Lending Segment

In February 2022, we refinanced a pool of our commercial loans held-for-investment through a CLO, STWD 2022-FL3. On the closing date, the CLO issued $1.0 billion of notes and preferred shares, of which $842.5 million of notes were purchased by third party investors. We retained $82.5 million of notes along with preferred shares with a liquidation preference of $75.0 million. The CLO contains a reinvestment feature that, subject to certain eligibility criteria, allows us to contribute new loans or participation interests in loans to the CLO for a period of two years. The reinvestment feature was not utilized during the three months ended March 31, 2022.

In July 2021, we contributed into a single asset securitization, STWD 2021-HTS, a previously originated $230.0 million first mortgage and mezzanine loan on a portfolio of 41 extended stay hotels with $210.1 million of third party financing.

In May 2021, we refinanced a pool of our commercial loans held-for-investment through a CLO, STWD 2021-FL2. On the closing date, the CLO issued $1.3 billion of notes and preferred shares, of which $1.1 billion of notes was purchased by third party investors. We retained $70.1 million of notes, along with preferred shares with a liquidation preference of $127.5 million. The CLO contains a reinvestment feature that, subject to certain eligibility criteria, allows us to contribute new loans or participation interests in loans to the CLO in exchange for cash. During the three months ended March 31, 2022, we utilized the reinvestment feature, contributing $87.0 million of additional interests into the CLO.

In August 2019, we refinanced a pool of our commercial loans held-for-investment through a CLO, STWD 2019-FL1. On the closing date, the CLO issued $1.1 billion of notes and preferred shares, of which $936.4 million of notes was purchased by third party investors. We retained $86.6 million of notes, along with preferred shares with a liquidation preference of $77.0 million. The CLO contains a reinvestment feature that, subject to certain eligibility criteria, allows us to contribute new loans or participation interests in loans to the CLO in exchange for cash. During the quarter, the reinvestment period expired, and we repaid CLO debt in the amount of $71.1 million.

Infrastructure Lending Segment

In January 2022, we refinanced a pool of our infrastructure loans held-for-investment through a CLO, STWD 2021-SIF2. On the closing date, the CLO issued $500.0 million of notes and preferred shares, of which $410.0 million of notes were purchased by third party investors. We retained preferred shares with a liquidation preference of $90.0 million. The CLO contains a reinvestment feature that, subject to certain eligibility criteria, allows us to contribute new loans or participation interests in loans to the CLO for a period of three years. During the three months ended March 31, 2022, we utilized the reinvestment feature, contributing $63.1 million of additional interests into the CLO.

In April 2021, we refinanced a pool of our infrastructure loans held-for-investment through a CLO, STWD 2021-SIF1. On the closing date, the CLO issued $500.0 million of notes and preferred shares, of which $410.0 million of notes were purchased by third party investors. We retained preferred shares with a liquidation preference of $90.0 million. The CLO contains a reinvestment feature that, subject to certain eligibility criteria, allows us to contribute new loans or participation interests in loans to the CLO in exchange for cash. During the three months ended March 31, 2022, we utilized the reinvestment feature, contributing $25.2 million of additional interests into the CLO.

The following table is a summary of our CLOs and our SASB as of March 31, 2022 and December 31, 2021 (amounts in thousands):

March 31, 2022	Count	Face Amount	Carrying Value	Weighted Average Spread		Maturity
STWD 2022-FL3
Collateral assets	24	$1,000,000	$1,011,426	LIBOR + 3.61%	(a)	January 2026	(b)
Financing	1	842,500	844,461	SOFR + 1.91%	(c)	November 2038	(d)
STWD 2021-HTS
Collateral assets	1	230,000	230,609	LIBOR + 3.89%	(a)	April 2026	(b)
Financing	1	210,091	208,283	LIBOR + 2.69%	(c)	April 2034	(d)
STWD 2021-FL2
Collateral assets	25	1,276,181	1,280,262	LIBOR + 4.19%	(a)	April 2025	(b)
Financing	1	1,077,375	1,070,369	LIBOR + 1.78%	(c)	April 2038	(d)
STWD 2019-FL1
Collateral assets	19	999,432	1,031,438	LIBOR + 4.08%	(a)	January 2025	(b)
Financing	1	865,225	862,524	SOFR + 1.64%	(c)	July 2038	(d)
STWD 2021-SIF2
Collateral assets	34	482,796	504,479	LIBOR + 3.72%	(a)	December 2026	(b)
Financing	1	410,000	406,581	SOFR + 2.11%	(c)	January 2033	(d)
STWD 2021-SIF1
Collateral assets	32	483,243	506,443	Index + 3.91%	(a)	June 2026	(b)
Financing	1	410,000	405,677	LIBOR + 2.16%	(c)	April 2032	(d)
Total
Collateral assets		$4,471,652	$4,564,657
Financing		$3,815,191	$3,797,895

December 31, 2021	Count	Face Amount	Carrying Value	Weighted Average Spread		Maturity
STWD 2021-HTS
Collateral assets	1	$230,000	$230,587	LIBOR + 4.12%	(a)	April 2026	(b)
Financing	1	210,091	208,057	LIBOR + 2.48%	(c)	April 2034	(d)
STWD 2021-FL2
Collateral assets	25	1,272,133	1,279,678	LIBOR + 4.22%	(a)	February 2025	(b)
Financing	1	1,077,375	1,069,691	LIBOR + 1.78%	(c)	April 2038	(d)
STWD 2019-FL1
Collateral assets	24	1,092,887	1,103,513	LIBOR + 4.19%	(a)	November 2024	(b)
Financing	1	936,375	933,049	SOFR + 1.63%	(c)	July 2038	(d)
STWD 2021-SIF1
Collateral assets	31	491,299	506,666	LIBOR + 3.91%	(a)	March 2026	(b)
Financing	1	410,000	405,319	LIBOR + 2.15%	(c)	April 2032	(d)
Total
Collateral assets		$3,086,319	$3,120,444
Financing		$2,633,841	$2,616,116
______________________________________________________________________________________________________________________________
(a)Represents the weighted-average coupon earned on variable rate loans during the respective year-to-date period. Of the loans financed by the STWD 2021-FL2 CLO as of March 31, 2022, 7% earned fixed-rate weighted average interest of 7.55%. Of the loans financed by the STWD 2021-SIF2 CLO as of March 31, 2022, 3% earned fixed-rate weighted average interest of 7.75%. Of the loans financed by the STWD 2021-SIF1 CLO as of March 31, 2022, 3% earned fixed-rate weighted average interest of 5.88%.
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
We incurred $37.8 million of issuance costs in connection with the CLOs and SASB, which are amortized on an effective yield basis over the estimated life of the CLOs and SASB. For the three months ended March 31, 2022 and 2021, approximately $2.4 million and $0.6 million, respectively, of amortization of deferred financing costs was included in interest expense on our condensed consolidated statements of operations. As of March 31, 2022 and December 31, 2021, our unamortized issuance costs were $26.2 million and $17.7 million, respectively.
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

	Repurchase Agreements	Other Secured Financing	CLOs and SASB (a)	Total
2022 (remainder of)	$610,746	$55,197	$151,048	$816,991
2023	1,847,990	732,451	652,409	3,232,850
2024	1,279,084	238,653	444,452	1,962,189
2025	2,878,826	138,669	705,374	3,722,869
2026	1,591,498	1,035,301	1,731,283	4,358,082
Thereafter	712,338	483,400	130,625	1,326,363
Total	$8,920,482	$2,683,671	$3,815,191	$15,419,344
______________________________________________________________________________________________________________________
(a)For the CLOs, the above does not assume utilization of their reinvestment features. The SASB does not have a reinvestment feature.

11. Unsecured Senior Notes
The following table is a summary of our unsecured senior notes outstanding as of March 31, 2022 and December 31, 2021 (dollars in thousands):

	Coupon Rate		Effective Rate (1)	Maturity Date	Remaining Period of Amortization	Carrying Value at
						March 31, 2022	December 31, 2021
2023 Senior Notes	5.50%		5.71%	11/1/2023	1.6 years	300,000	300,000
2023 Convertible Notes	4.38%		4.57%	4/1/2023	1.0 years	250,000	250,000
2024 Senior Notes	3.75%		3.94%	12/31/2024	2.8 years	400,000	400,000
2025 Senior Notes	4.75%	(2)	5.04%	3/15/2025	3.0 years	500,000	500,000
2026 Senior Notes	3.63%		3.77%	7/15/2026	4.3 years	400,000	400,000
2027 Senior Notes	4.38%	(3)	4.49%	1/15/2027	4.8 years	500,000	—
Total principal amount						2,350,000	1,850,000
Unamortized discount—Convertible Notes						(465)	(578)
Unamortized discount—Senior Notes						(11,727)	(10,067)
Unamortized deferred financing costs						(15,178)	(10,765)
Total carrying amount						$2,322,630	$1,828,590
______________________________________________________________________________________________________________________
(1)Effective rate includes the effects of underwriter purchase discount.
(2)The coupon on the 2025 Senior Notes is 4.75%.  At closing, we swapped $470.0 million of the notes to a floating rate of LIBOR + 2.53%.
(3)The coupon on the 2027 Senior Notes is 4.375%.  At closing, we swapped the notes to a floating rate of SOFR + 2.95%.
Our unsecured senior notes contain certain financial tests and covenants. As of March 31, 2022, we were in compliance with all such covenants.
Senior Notes
On January 25, 2022, we issued $500.0 million of 4.375% Senior Notes due 2027 (the “2027 Senior Notes”). The 2027 Senior Notes mature on January 15, 2027. Prior to July 15, 2026, we may redeem some or all of the 2027 Senior Notes at a price equal to 100% of the principal amount thereof, plus the applicable “make-whole” premium as of the applicable date of redemption. On and after July 15, 2026, we may redeem some or all of the 2027 Senior Notes at a price equal to 100% of the principal amount thereof. In addition, prior to July 15, 2025, we may redeem up to 40% of the 2027 Senior Notes at the applicable redemption price using the proceeds of certain equity offerings.
Convertible Senior Notes
On March 29, 2017, we issued $250.0 million of 4.375% Convertible Senior Notes due 2023 (the “2023 Convertible Notes”) which remain outstanding at March 31, 2022 and mature on April 1, 2023.
For both the three months ended March 31, 2022 and 2021, we recognized interest expense of $2.9 million from our Convertible Notes.
The following table details the conversion attributes of our Convertible Notes outstanding as of March 31, 2022 (amounts in thousands, except rates):

	March 31, 2022
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

(2)As of March 31, 2022, the market price of the Company’s common stock was $24.17.
The if-converted value of the 2023 Convertible Notes was less than their principal amount by $16.8 million at March 31, 2022 as the closing market price of the Company’s common stock of $24.17 was less than the implicit conversion price of $25.91 per share. The if-converted value of the principal amount of the 2023 Convertible Notes was $233.2 million as of March 31, 2022. As of March 31, 2022, the net carrying amount and fair value of the 2023 Convertible Notes was $249.3 million and $252.4 million, respectively.
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
The following summarizes the face amount and proceeds of commercial and residential loans securitized for the three months ended March 31, 2022 and 2021 (amounts in thousands):

	Commercial Loans		Residential Loans
	Face Amount	Proceeds	Face Amount	Proceeds
For the Three Months Ended March 31,
2022	$347,442	$342,067	$1,077,958	$1,100,284
2021	85,037	89,710	383,549	389,798
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

	Loan Transfers Accounted for as Sales
	Residential Loans
	Face Amount (1)	Proceeds (1)
For the Three Months Ended March 31,
2022	$835,760	$836,116
2021	89,418	92,419
______________________________________________________________________________________________________________________
(1)During the three months ended March 31, 2022, includes a sale of $745.0 million of agency-eligible residential loans at face amount which is subject to a post-closing contingent sales price adjustment based on the gain or loss to the purchaser/securitization underwriter, less underwriting costs, if those loans are sold into a future securitization.

There were no sales of commercial loans within the Commercial and Residential Lending Segment during the three months ended March 31, 2022 and 2021.
Infrastructure Loan Sales
There were no sales of loans within the Infrastructure Lending Segment during the three months ended March 31, 2022 and 2021.
13. Derivatives and Hedging Activity
Risk Management Objective of Using Derivatives
We are exposed to certain risks arising from both our business operations and economic conditions. Refer to Note 14 to the consolidated financial statements included in our Form 10-K for further discussion of our risk management objectives and policies.
Designated Hedges
The Company does not generally elect to apply the hedge accounting designation to its hedging instruments. As of March 31, 2022 and December 31, 2021, the Company did not have any designated hedges.
Non-designated Hedges and Derivatives
We have entered into the following types of non-designated hedges and derivatives:
•Foreign exchange (“Fx”) forwards whereby we agree to buy or sell a specified amount of foreign currency for a specified amount of USD at a future date, economically fixing the USD amounts of foreign denominated cash flows we expect to receive or pay related to certain foreign denominated loan investments;
•Interest rate contracts which hedge a portion of our exposure to changes in interest rates;
•Credit instruments which hedge a portion of our exposure to the credit risk of our commercial loans held-for-sale; and
•Interest rate swap guarantees whereby we guarantee the interest rate swap obligations of certain Infrastructure Lending borrowers. Our interest rate swap guarantees were assumed in connection with the acquisition of the Infrastructure Lending Segment.

The following table summarizes our non-designated derivatives as of March 31, 2022 (notional amounts in thousands):

Type of Derivative	Number of Contracts	Aggregate Notional Amount	Notional Currency	Maturity
Fx contracts – Buy Euros ("EUR")	18	24,893	EUR	May 2022 - June 2023
Fx contracts – Buy Pounds Sterling ("GBP")	11	9,980	GBP	May 2022 - October 2024
Fx contracts – Buy Australian dollar ("AUD")	6	167,662	AUD	April 2022 - August 2023
Fx contracts – Sell EUR	202	525,437	EUR	April 2022 - November 2025
Fx contracts – Sell GBP	159	558,646	GBP	April 2022 - April 2027
Fx contracts – Sell AUD	81	298,778	AUD	April 2022 - January 2025
Interest rate swaps – Paying fixed rates	44	2,877,222	USD	April 2024 - April 2032
Interest rate swaps – Receiving fixed rates	2	970,000	USD	March 2025 - January 2027
Interest rate caps	7	702,000	USD	October 2022 - April 2025
Interest rate caps	1	61,000	GBP	April 2024
Credit instruments	4	84,000	USD	December 2031 - August 2061
Interest rate swap guarantees	4	275,345	USD	August 2022 - June 2025
Total	539
The table below presents the fair value of our derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021 (amounts in thousands):

	Fair Value of Derivatives in an Asset Position (1) as of		Fair Value of Derivatives in a Liability Position (2) as of
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Interest rate contracts	$11,008	$17,728	$27,785	$16
Interest rate swap guarantees	—	—	100	260
Foreign exchange contracts	49,861	30,478	10,765	12,870
Credit instruments	—	10	59	275
Total derivatives	$60,869	$48,216	$38,709	$13,421
___________________________________________________
(1)Classified as derivative assets in our condensed consolidated balance sheets.
(2)Classified as derivative liabilities in our condensed consolidated balance sheets.
The table below presents the effect of our derivative financial instruments on the condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021 (amounts in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income for the Three Months Ended March 31,
		2022	2021
Interest rate contracts	Gain (loss) on derivative financial instruments	$102,933	$20,158
Interest rate swap guarantees	Gain (loss) on derivative financial instruments	159	351
Foreign exchange contracts	Gain (loss) on derivative financial instruments	24,142	13,602
Credit instruments	Gain (loss) on derivative financial instruments	34	(122)
		$127,268	$33,989

14. Offsetting Assets and Liabilities
The following tables present the potential effects of netting arrangements on our financial position for financial assets and liabilities within the scope of ASC 210-20, Balance Sheet—Offsetting, which for us are derivative assets and liabilities as well as repurchase agreement liabilities (amounts in thousands):

		(ii) Gross Amounts Offset in the Statement of Financial Position	(iii) = (i) - (ii) Net Amounts Presented in the Statement of Financial Position	(iv) Gross Amounts Not Offset in the Statement of Financial Position
	(i) Gross Amounts Recognized			Financial Instruments	Cash Collateral Received / Pledged	(v) = (iii) - (iv) Net Amount
As of March 31, 2022
Derivative assets	$60,869	$—	$60,869	$28,657	$—	$32,212
Derivative liabilities	$38,709	$—	$38,709	$28,657	$9,928	$124
Repurchase agreements	8,920,482	—	8,920,482	8,920,482	—	—
	$8,959,191	$—	$8,959,191	$8,949,139	$9,928	$124
As of December 31, 2021
Derivative assets	$48,216	$—	$48,216	$12,870	$21,290	$14,056
Derivative liabilities	$13,421	$—	$13,421	$12,870	$291	$260
Repurchase agreements	9,542,034	—	9,542,034	9,542,034	—	—
	$9,555,455	$—	$9,555,455	$9,554,904	$291	$260

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
As discussed in Note 10, we have refinanced various pools of our commercial and infrastructure loans held-for-investment through five CLOs and one SASB, which are considered to be VIEs. We are the primary beneficiary of, and therefore consolidate, the CLOs and SASB in our financial statements as we have both (i) the power to direct the activities in our role as collateral manager, collateral advisor, or controlling class representative that most significantly impact the CLOs’ and SASB's economic performance, and (ii) the obligation to absorb losses and the right to receive benefits from the CLOs and SASB that could be potentially significant through the subordinate interests we own.

The following table details the assets and liabilities of our consolidated CLOs and SASB as of March 31, 2022 and December 31, 2021 (amounts in thousands):

	March 31, 2022	December 31, 2021
Assets:
Cash and cash equivalents	$39,194	$15,297
Loans held-for-investment	4,449,994	3,073,572
Investment securities	29,132	11,426
Accrued interest receivable	12,187	8,936
Other assets	34,150	11,213
Total Assets	$4,564,657	$3,120,444
Liabilities
Accounts payable, accrued expenses and other liabilities	$6,076	$3,335
Collateralized loan obligations and single asset securitization, net	3,797,895	2,616,116
Total Liabilities	$3,803,971	$2,619,451
Assets held by the CLOs and SASB are restricted and can be used only to settle obligations of the CLOs and SASB, including the subordinate interests owned by us. The liabilities of the CLOs and SASB are non-recourse to us and can only be satisfied from the assets of the CLOs and SASB.
We also hold controlling interests in other non-securitization entities that are considered VIEs. The Woodstar Fund, Woodstar Feeder Fund, L.P. and one of the Woodstar Fund’s indirect investees, SPT Dolphin Intermediate LLC (“SPT Dolphin”), the entity which holds the Woodstar II Portfolio, are each VIEs because the third party interest holders do not carry kick-out rights or substantive participating rights. We were deemed to be the primary beneficiary of those VIEs because we possess both the power to direct the activities of the VIEs that most significantly impact their economic performance and a significant economic interest in each entity. The Woodstar Fund had total assets of $1.3 billion, including its indirect investment in SPT Dolphin, and no significant liabilities as of March 31, 2022. As of March 31, 2022, Woodstar Feeder Fund, L.P. and its consolidated subsidiary which is also considered a VIE, Woodstar Feeder REIT, LLC, had a $0.4 billion investment in the Woodstar Fund, had no significant liabilities and had temporary equity of $0.3 billion consisting of the contingently redeemable non-controlling interests of the third party investors (see Note 17).
We also hold a 51% controlling interest in a joint venture (the “CMBS JV”) within our Investing and Servicing Segment, which is considered a VIE because the third party interest holder does not carry kick-out rights or substantive participating rights. We are deemed the primary beneficiary of the CMBS JV. This VIE had total assets of $341.4 million and liabilities of $79.6 million as of March 31, 2022. Refer to Note 17 for further discussion.
In addition to the above non-securitization entities, we have smaller VIEs with total assets of $75.4 million and liabilities of $30.8 million as of March 31, 2022.
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
As noted above, we are not obligated to provide, nor have we provided, any financial support for any of our securitization VIEs, whether or not we are deemed to be the primary beneficiary. As such, the risk associated with our involvement in these VIEs is limited to the carrying value of our investment in the entity. As of March 31, 2022, our maximum risk of loss related to securitization VIEs in which we were not the primary beneficiary was $21.9 million on a fair value basis.
As of March 31, 2022, the securitization VIEs which we do not consolidate had debt obligations to beneficial interest holders with unpaid principal balances, excluding the notional value of interest-only securities, of $4.8 billion. The corresponding assets are comprised primarily of commercial mortgage loans with unpaid principal balances corresponding to the amounts of the outstanding debt obligations.

We also hold passive non-controlling interests in certain unconsolidated entities that are considered VIEs. We are not the primary beneficiaries of these VIEs as we do not possess the power to direct the activities of the VIEs that most significantly impact their economic performance and therefore report our interests, which totaled $22.5 million as of March 31, 2022, within investments in unconsolidated entities on our consolidated balance sheet. Our maximum risk of loss is limited to our carrying value of the investments.
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
Base Management Fee. For the three months ended March 31, 2022 and 2021, approximately $21.5 million and $19.2 million, respectively, was incurred for base management fees. As of March 31, 2022 and December 31, 2021, there were $21.5 million and $20.3 million, respectively, of unpaid base management fees included in related-party payable in our condensed consolidated balance sheets.
Incentive Fee. For the three months ended March 31, 2022 and 2021, approximately $29.0 million and $13.1 million was incurred for incentive fees. As of March 31, 2022 and December 31, 2021, there were $29.3 million and $51.2 million of unpaid incentive fees included in related-party payable in our condensed consolidated balance sheets.
Expense Reimbursement. For the three months ended March 31, 2022 and 2021, approximately $1.7 million and $1.5 million, respectively, was incurred for executive compensation and other reimbursable expenses and recognized within general and administrative expenses in our condensed consolidated statements of operations. As of March 31, 2022 and December 31, 2021, there were $5.8 million and $4.9 million, respectively, of unpaid reimbursable executive compensation and other expenses included in related-party payable in our condensed consolidated balance sheets.
Equity Awards. In certain instances, we issue RSAs to certain employees of affiliates of our Manager who perform services for us. During the three months ended March 31, 2022 and 2021, we granted 200,972 and 981,951 RSAs, respectively, at grant date fair values of $4.8 million and $19.6 million, respectively. Expenses related to the vesting of awards to employees of affiliates of our Manager were $2.7 million and $2.4 million during the three months ended March 31, 2022 and 2021, respectively, and are reflected in general and administrative expenses in our condensed consolidated statements of operations. These shares generally vest over a three-year period.
Manager Equity Plan
In May 2017, the Company’s shareholders approved the Starwood Property Trust, Inc. 2017 Manager Equity Plan (the “2017 Manager Equity Plan”), which replaced the Starwood Property Trust, Inc. Manager Equity Plan (“Manager Equity Plan”). In November 2020, we granted 1,800,000 RSUs to our Manager under the 2017 Manager Equity Plan. In September 2019, we granted 1,200,000 RSUs to our Manager under the 2017 Manager Equity Plan. In April 2018, we granted 775,000 RSUs to our Manager under the 2017 Manager Equity Plan. In connection with these grants and prior similar grants, we recognized share-based compensation expense of $4.5 million and $5.9 million within management fees in our condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021, respectively. Refer to Note 17 for further discussion of these grants.
Investments in Loans and Securities
In March 2022, we originated a new loan on the development and recapitalization of luxury rental cabins with a total commitment of $200.0 million, of which $84.5 million was outstanding as of March 31, 2022. The loan bears interest at SOFR + 6.50% plus fees and contains a term of 24 months with three one-year extension options. The proceeds were partially used to repay an existing $99.0 million first mortgage loan that we originated in February 2020. Certain members of our executive team and board of directors own equity interests in the borrower.
During the three months ended March 31, 2022, the Company acquired $623.9 million of loans from a residential mortgage originator in which it holds an equity interest. Additionally, as of March 31, 2022, the Company had outstanding residential mortgage loan purchase commitments of $306.7 million to this residential mortgage originator. Refer to Note 8 for further discussion. During the three months ended March 31, 2022, the Company received proceeds of $4.4 million from the sale of loans to the residential mortgage originator.
Lease Arrangements
In March 2020, we entered into an office lease agreement with an entity which is controlled by our Chairman and CEO through majority equity ownership of the entity. The leased premises serve as our new Miami Beach office following the expiration of our former lease in Miami Beach. The lease is for up to 74,000 square feet of office space, has an initial term of 15 years and requires monthly lease payments starting in the tenth month after lease commencement, which is pending final completion of the premises. The lease payments are based on an annual base rate of $52.00 per square foot that increases by 3% each anniversary following commencement, plus our pro rata share of building operating expenses. Prior to the execution of this lease, we engaged an independent third party leasing firm and external counsel to advise the independent directors of our board of directors on market terms for the lease.  The terms of the lease were approved by our independent directors. In April 2020 we provided a $1.9 million cash security deposit to the landlord. During the three months ended March 31, 2022, we made payments to the landlord of $1.8 million for reimbursements relating to tenant improvements under the terms of the lease.
Other Related-Party Arrangements
Highmark Residential (“Highmark”), an affiliate of our Manager, provides property management services for properties within our Woodstar I and Woodstar II Portfolios. Fees paid to Highmark are calculated as a percentage of gross receipts and are at market terms. During the three months ended March 31, 2022 and 2021, property management fees to Highmark of $1.4 million and $0.7 million, respectively, were recognized in our condensed consolidated statements of operations.
Refer to Note 17 to the consolidated financial statements included in our Form 10-K for further discussion of related-party agreements.
17. Stockholders’ Equity and Non-Controlling Interests
During the three months ended March 31, 2022, our board of directors declared the following dividends:

Declaration Date	Record Date	Ex-Dividend Date	Payment Date	Amount	Frequency
3/14/22	3/31/22	3/30/22	4/15/22	$0.48	Quarterly
During the three months ended March 31, 2022 and 2021, there were no shares issued under our At-The-Market Equity Offering Sales Agreement. During the three months ended March 31, 2022 and 2021, shares issued under the Starwood Property Trust, Inc. Dividend Reinvestment and Direct Stock Purchase Plan (the “DRIP Plan”) were not material.
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

The table below summarizes our share awards granted or vested under the Manager Equity Plan and the 2017 Manager Equity Plan during the three months ended March 31, 2022 and 2021 (dollar amounts in thousands):

Grant Date	Type	Amount Granted	Grant Date Fair Value	Vesting Period
November 2020	RSU	1,800,000	$30,078	3 years
September 2019	RSU	1,200,000	29,484	(1)
April 2018	RSU	775,000	16,329	3 years
______________________________________________________________________________________________________________________
(1)Of the amount granted, 218,898 vested immediately on the grant date and the remaining amount vests over a three-year period.
Schedule of Non-Vested Shares and Share Equivalents

	2017 Equity Plan	2017 Manager Equity Plan	Total	Weighted Average Grant Date Fair Value (per share)
Balance as of January 1, 2022	2,406,730	1,295,277	3,702,007	$18.90
Granted	784,893	—	784,893	23.81
Vested	(600,902)	(231,759)	(832,661)	17.73
Forfeited	(3,689)	—	(3,689)	23.95
Balance as of March 31, 2022	2,587,032	1,063,518	3,650,550	20.21
As of March 31, 2022, there were 2.4 million shares of common stock available for future grants under the 2017 Manager Equity Plan and the 2017 Equity Plan.
Non-Controlling Interests in Consolidated Subsidiaries
As discussed in Note 2, on November 5, 2021 we sold a 20.6% non-controlling interest in the Woodstar Fund to third party investors for net cash proceeds of $214.2 million. Under the Woodstar Fund operating agreement, such interests are contingently redeemable by us, at the option of the interest holder, for cash at liquidation fair value if any assets remain upon termination of the Woodstar Fund. The Woodstar Fund operating agreement specifies an eight-year term with two one-year extension options, the first at our option and the second subject to consent of an advisory committee representing the non-controlling interest holders. Accordingly, these contingently redeemable non-controlling interests have been classified as “Temporary Equity” in our condensed consolidated balance sheets and represent the fair value of the Woodstar Fund’s net assets allocable to those interests. During the three months ended March 31, 2022, net income attributable to these non-controlling interests was $47.7 million.
In connection with our Woodstar II Portfolio acquisitions, we issued 10.2 million Class A Units in our subsidiary, SPT Dolphin, and rights to receive an additional 1.9 million Class A Units if certain contingent events occur. As of March 31, 2022, all of the 1.9 million contingent Class A Units were issued. The Class A Units are redeemable for consideration equal to the current share price of the Company’s common stock on a one-for-one basis, with the consideration paid in either cash or the Company’s common stock, at the determination of the Company. There were 9.8 million Class A Units outstanding as of March 31, 2022. The outstanding Class A Units are reflected as non-controlling interests in consolidated subsidiaries on our consolidated balance sheets, the balance of which was $208.5 million as of March 31, 2022 and December 31, 2021.
To the extent SPT Dolphin has sufficient cash available, the Class A Units earn a preferred return indexed to the dividend rate of the Company’s common stock. Any distributions made pursuant to this waterfall are recognized within net income attributable to non-controlling interests in our condensed consolidated statements of operations. During the three months ended March 31, 2022 and 2021, we recognized net income attributable to non-controlling interests of $4.7 million and $5.1 million, respectively, associated with these Class A Units.
As discussed in Note 15, we hold a 51% controlling interest in the CMBS JV within our Investing and Servicing Segment. Because the CMBS JV is deemed a VIE for which we are the primary beneficiary, the 49% interest of our joint venture partner is reflected as a non-controlling interest in consolidated subsidiaries on our condensed consolidated balance sheets, and any net income attributable to this 49% joint venture interest is reflected within net income attributable to non-controlling interests in our condensed consolidated statement of operations. The non-controlling interests in the CMBS JV were $140.1 million and $131.9 million as of March 31, 2022 and December 31, 2021, respectively. During the three months ended March 31, 2022 and 2021, net income attributable to non-controlling interests was $3.6 million and $5.4 million, respectively.

18. Earnings per Share
The following table provides a reconciliation of net income and the number of shares of common stock used in the computation of basic EPS and diluted EPS (amounts in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2022	2021
Basic Earnings
Income attributable to STWD common stockholders	$324,599	$111,378
Less: Income attributable to participating shares not already deducted as non-controlling interests	(8,869)	(1,925)
Basic earnings	$315,730	$109,453

Diluted Earnings
Income attributable to STWD common stockholders	$324,599	$111,378
Less: Income attributable to participating shares not already deducted as non-controlling interests	(8,869)	(1,925)
Add: Interest expense on Convertible Notes	2,904	2,916
Add: Undistributed earnings to participating shares	7,342	—
Less: Undistributed earnings reallocated to participating shares	(7,109)	—
Diluted earnings	$318,867	$112,369

Number of Shares:
Basic — Average shares outstanding	302,944	283,319
Effect of dilutive securities — Convertible Notes	9,649	9,649
Effect of dilutive securities — Contingently issuable shares	605	263
Effect of dilutive securities — Unvested non-participating shares	131	—
Diluted — Average shares outstanding	313,329	293,231

Earnings Per Share Attributable to STWD Common Stockholders:
Basic	$1.04	$0.39
Diluted	$1.02	$0.38
As of March 31, 2022 and 2021, participating shares of 13.0 million and 14.6 million, respectively, were excluded from the computation of diluted shares as their effect was already considered under the more dilutive two-class method used above. Such participating shares at March 31, 2022 and 2021 included 9.8 million and 10.6 million potential shares, respectively, of our common stock issuable upon redemption of the Class A Units in SPT Dolphin, as discussed in Note 17.

19. Accumulated Other Comprehensive Income
The changes in AOCI by component are as follows (amounts in thousands):

	Cumulative Unrealized Gain (Loss) on Available-for- Sale Securities	Foreign Currency Translation	Total
Three Months Ended March 31, 2022
Balance at January 1, 2022	$40,953	$—	$40,953
OCI before reclassifications	—	—	—
Amounts reclassified from AOCI	(5,284)	—	(5,284)
Net period OCI	(5,284)	—	(5,284)
Balance at March 31, 2022	$35,669	$—	$35,669
Three Months Ended March 31, 2021
Balance at January 1, 2021	$44,057	$(64)	$43,993
OCI before reclassifications	(2,403)	—	(2,403)
Amounts reclassified from AOCI	—	64	64
Net period OCI	(2,403)	64	(2,339)
Balance at March 31, 2021	$41,654	$—	$41,654

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

For the properties, the third party appraisal applied the income capitalization approach with corroborative support from the sales comparison approach. The cost approach was not employed, as it is typically not emphasized by potential investors in the multifamily affordable housing sector. The income capitalization approach estimates an income stream for a property over a 10-year period and discounts this income plus a reversion (presumed sale) into a present value at a risk adjusted discount rate. Terminal capitalization rates and discount rates utilized in this approach are derived from market transactions as well as other financial and industry data.

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

Internal valuations at interim quarter ends are prepared by management. The valuation of properties is based on a direct income capitalization approach, whereby a direct capitalization market rate is applied to annualized in-place net operating income at the portfolio level. The direct capitalization rate is initially calibrated to the implied rate from the latest appraisal and adjusted for subsequent changes in current market capitalization rates for sales of comparable multifamily properties. The valuations of secured financing agreements, working capital and interest rate derivatives are consistent with the methodologies described in the paragraph above.

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
The valuation of over the counter derivatives are determined using discounted cash flows based on Overnight Index Swap (“OIS”) rates. Fully collateralized trades are discounted using OIS with no additional economic adjustments to arrive at fair value. Uncollateralized or partially collateralized trades are also discounted at OIS, but include appropriate economic adjustments for funding costs (i.e., a LIBOR OIS basis adjustment to approximate uncollateralized cost of funds) and credit risk. For credit instruments, fair value is determined based on changes in the relevant indices from the date of initiation of the instrument to the reporting date, as these changes determine the amount of any future cash settlement between us and the counterparty. These indices are considered Level II inputs as they are directly observable.
Although we have determined that the majority of the inputs used to value our derivatives fall within Level II of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level III inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of March 31, 2022 and December 31, 2021, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level II of the fair value hierarchy.
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

Fair Value Disclosures
The following tables present our financial assets and liabilities carried at fair value on a recurring basis in the consolidated balance sheets by their level in the fair value hierarchy as of March 31, 2022 and December 31, 2021 (amounts in thousands):

	March 31, 2022
	Total	Level I	Level II	Level III
Financial Assets:
Loans under fair value option	$2,740,133	$—	$373,111	$2,367,022
RMBS	134,406	—	—	134,406
CMBS	21,858	—	—	21,858
Equity security	11,619	11,619	—	—
Woodstar Fund investments	1,264,160	—	—	1,264,160
Domestic servicing rights	17,864	—	—	17,864
Derivative assets	60,869	—	60,869	—
VIE assets	57,763,543	—	—	57,763,543
Total	$62,014,452	$11,619	$433,980	$61,568,853
Financial Liabilities:
Derivative liabilities	$38,709	$—	$38,709	$—
VIE liabilities	56,185,937	—	50,706,649	5,479,288
Total	$56,224,646	$—	$50,745,358	$5,479,288

	December 31, 2021
	Total	Level I	Level II	Level III
Financial Assets:
Loans under fair value option	$2,936,025	$—	$—	$2,936,025
RMBS	143,980	—	—	143,980
CMBS	22,244	—	—	22,244
Equity security	11,624	11,624	—	—
Woodstar Fund investments	1,040,309	—	—	1,040,309
Domestic servicing rights	16,780	—	—	16,780
Derivative assets	48,216	—	48,216	—
VIE assets	61,280,543	—	—	61,280,543
Total	$65,499,721	$11,624	$48,216	$65,439,881
Financial Liabilities:
Derivative liabilities	$13,421	$—	$13,421	$—
VIE liabilities	59,752,922	—	54,972,701	4,780,221
Total	$59,766,343	$—	$54,986,122	$4,780,221

The changes in financial assets and liabilities classified as Level III are as follows for the three months ended March 31, 2022 and 2021 (amounts in thousands):

Three Months Ended March 31, 2022	Loans at Fair Value	RMBS	CMBS	Woodstar Fund Investments	Domestic Servicing Rights	VIE Assets	VIE Liabilities	Total
January 1, 2022 balance	$2,936,025	$143,980	$22,244	$1,040,309	$16,780	$61,280,543	$(4,780,221)	$60,659,660
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	(125,783)	—	(692)	223,851	1,084	(3,896,602)	474,911	(3,323,231)
Net accretion	—	2,605	—	—	—	—	—	2,605
Included in OCI	—	(5,284)	—	—	—	—	—	(5,284)
Purchases / Originations	2,266,699	—	—	—	—	—	—	2,266,699
Sales	(2,278,467)	—	—	—	—	—	—	(2,278,467)
Cash repayments / receipts	(58,434)	(6,895)	(224)	—	—	—	(410)	(65,963)
Transfers into Level III	93	—	—	—	—	—	(203,880)	(203,787)
Transfers out of Level III	(373,111)	—	—	—	—	—	54,610	(318,501)
Consolidation of VIEs	—	—	—	—	—	1,109,614	(1,025,257)	84,357
Deconsolidation of VIEs balance	—	—	530	—	—	(730,012)	959	(728,523)
March 31, 2022 balance	$2,367,022	$134,406	$21,858	$1,264,160	$17,864	$57,763,543	$(5,479,288)	$56,089,565
Amount of unrealized gains (losses) attributable to assets still held at March 31, 2022:
Included in earnings	$(82,883)	$2,605	$(162)	$223,851	$1,084	$(3,896,602)	$474,911	$(3,277,196)
Included in OCI	$—	$(5,284)	$—	$—	$—	$—	$—	$(5,284)

Three Months Ended March 31, 2021	Loans at Fair Value	RMBS	CMBS	Woodstar Fund Investments	Domestic Servicing Rights	VIE Assets	VIE Liabilities	Total
January 1, 2021 balance	$1,022,979	$167,349	$19,457	$—	$13,202	$64,238,328	$(2,019,876)	$63,441,439
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	(9,478)	—	372	—	(796)	(2,264,591)	65,681	(2,208,812)
Net accretion	—	2,606	—	—	—	—	—	2,606
Included in OCI	—	(2,403)	—	—	—	—	—	(2,403)
Purchases / Originations	375,270	—	—	—	—	—	—	375,270
Sales	(571,927)	—	—	—	—	—	—	(571,927)
Issuances	—	—	—	—	—	—	(11,604)	(11,604)
Cash repayments / receipts	(53,071)	(7,251)	(573)	—	—	—	(1,137)	(62,032)
Transfers into Level III	—	—	—	—	—	—	(409,267)	(409,267)
Transfers out of Level III	—	—	—	—	—	—	148,775	148,775
Consolidation of VIEs	—	—	—	—	—	393,373	—	393,373
March 31, 2021 balance	$763,773	$160,301	$19,256	$—	$12,406	$62,367,110	$(2,227,428)	$61,095,418
Amount of unrealized gains (losses) attributable to assets still held at March 31, 2021:
Included in earnings	$(7,708)	$2,606	$372	$—	$(796)	$(2,264,591)	$65,681	$(2,204,436)
Included in OCI	$—	$(2,403)	$—	$—	$—	$—	$—	$(2,403)
Amounts were transferred from Level II to Level III due to a decrease in the observable relevant market activity and amounts were transferred from Level III to Level II due to an increase in the observable relevant market activity.

The following table presents the fair values of our financial instruments not carried at fair value on the consolidated balance sheets (amounts in thousands):

	March 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets not carried at fair value:
Loans held-for-investment	$16,197,636	$16,204,044	$15,477,624	$15,526,235
HTM debt securities	701,306	673,999	683,136	656,864
Financial liabilities not carried at fair value:
Secured financing agreements, CLOs and SASB	$15,329,466	$15,356,458	$15,192,966	$15,266,440
Unsecured senior notes	2,322,630	2,320,231	1,828,590	1,893,065
The following is quantitative information about significant unobservable inputs in our Level III measurements for those assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

	Carrying Value at March 31, 2022	Valuation Technique	Unobservable Input	Range (Weighted Average) as of (1)
				March 31, 2022	December 31, 2021
Loans under fair value option	$2,367,022	Discounted cash flow, market pricing	Coupon (d)	2.8% - 9.2% (4.4%)	2.6% - 9.2% (4.2%)
			Remaining contractual term (d)	6.0 - 39.9 years (28.9 years)	6.3 - 39.9 years (27.4 years)
			FICO score (a)	584 - 829 (745)	582 - 829 (748)
			LTV (b)	4% - 94% (68%)	1% - 94% (66%)
			Purchase price (d)	80.0% - 108.6% (102.0%)	80.0% - 108.6% (102.3%)
RMBS	134,406	Discounted cash flow	Constant prepayment rate (a)	4.2% - 19.6% (9.3%)	4.8% - 19.2% (9.9%)
			Constant default rate (b)	0.8% - 6.3% (2.0%)	0.8% - 6.0% (2.1%)
			Loss severity (b)	0% - 81% (24%) (f)	0% - 86% (26%) (f)
			Delinquency rate (c)	11% - 36% (18%)	10.4% - 35% (19%)
			Servicer advances (a)	22% - 79% (52%)	19% - 83% (52%)
			Annual coupon deterioration (b)	0% - 2.5% (0.1%)	0% - 1.7% (0.1%)
			Putback amount per projected total collateral loss (e)	0% - 8% (0.5%)	0% - 8% (0.5%)
CMBS	21,858	Discounted cash flow	Yield (b)	0% - 297.8% (9.1%)	0% - 613.6% (9.3%)
			Duration (c)	0 - 6.7 years (3.7 years)	0 - 7.2 years (5.2 years)
Woodstar Fund investments	1,264,160	Discounted cash flow	Discount rate - properties (b)	N/A	5.8% - 6.3% (6.0%)
			Discount rate - debt (a)	2.3% - 4.4% (3.8%)	2.6% - 3.3% (2.9%)
			Terminal capitalization rate (b)	N/A	4.8% - 5.3% (4.9%)
			Direct capitalization rate (b)	4.1% - 4.2% (4.2%)	4.1% - 4.2% (4.2%) (Implied)
Domestic servicing rights	17,864	Discounted cash flow	Debt yield (a)	7.50% (7.50%)	7.30% (7.30%)
			Discount rate (b)	15% (15%)	15% (15%)
VIE assets	57,763,543	Discounted cash flow	Yield (b)	0% - 328.6% (15.0%)	0% - 615.3% (13.0%)
			Duration (c)	0 - 10.9 years (3.1 years)	0 - 11.0 years (3.2 years)
VIE liabilities	5,479,288	Discounted cash flow	Yield (b)	0% - 328.6% (7.6%)	0% - 615.3% (6.4%)
			Duration (c)	0 - 10.9 years (2.2 years)	0 - 11.0 years (2.3 years)
______________________________________________________________________________________________________________________
(1)Unobservable inputs were weighted by the relative carrying value of the instruments as of March 31, 2022 and December 31, 2021.
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
(f)11% and 18% of the portfolio falls within a range of 45% - 80% as of March 31, 2022 and December 31, 2021, respectively.
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
Our TRSs engage in various real estate related operations, including special servicing of commercial real estate, originating and securitizing mortgage loans, and investing in entities which engage in real estate-related operations. As of March 31, 2022 and December 31, 2021, approximately $3.1 billion and $3.2 billion, respectively, of assets were owned by TRS entities. Our TRSs are not consolidated for U.S. federal income tax purposes, but are instead taxed as corporations. For financial reporting purposes, a provision for current and deferred taxes is established for the portion of earnings recognized by us with respect to our interest in TRSs.
The following table is a reconciliation of our U.S. federal income tax provision determined using our statutory federal tax rate to our reported income tax (benefit) provision for the three months ended March 31, 2022 and 2021 (dollars in thousands):

	For the Three Months Ended March 31,
	2022		2021
Federal statutory tax rate	$80,191	21.0%	$26,199	21.0%
REIT and other non-taxable income	(79,198)	(20.7)%	(24,501)	(19.6)%
State income taxes	326	0.1%	558	0.4%
Federal benefit of state tax deduction	(69)	—%	(117)	(0.1)%
Intra-entity transfers	(3,868)	(1.0)%	—	—%
Other	168	—%	91	0.1%
Effective tax rate	$(2,450)	(0.6)%	$2,230	1.8%

22. Commitments and Contingencies
As of March 31, 2022, our Commercial and Residential Lending Segment had future commercial loan funding commitments totaling $3.1 billion, of which we expect to fund $2.8 billion. These future funding commitments primarily relate to construction projects, capital improvements, tenant improvements and leasing commissions. Additionally, as of March 31, 2022, our Commercial and Residential Lending Segment had outstanding residential loan purchase commitments of $1.2 billion. As discussed in Note 12, during the three months ended March 31, 2022, our Commercial and Residential Lending Segment sold $745.0 million of agency-eligible residential loans at face amount which is subject to a post-closing contingent sales price adjustment based on the gain or loss to the purchaser/securitization underwriter, less underwriting costs, if those loans are sold into a future securitization.
As of March 31, 2022, our Infrastructure Lending Segment had future infrastructure loan funding commitments totaling $147.2 million, including $135.1 million under revolvers and letters of credit (“LCs”), and $12.1 million under delayed draw term loans. As of March 31, 2022, $8.1 million of revolvers and LCs were outstanding. Additionally, as of March 31, 2022, our Infrastructure Lending Segment had outstanding loan purchase commitments of $20.6 million.
In connection with the Infrastructure Lending Segment acquisition, we assumed guarantees of certain borrowers’ performance under existing interest rate swaps. As of March 31, 2022, we had four outstanding guarantees on interest rate swaps maturing between August 2022 and June 2025. Refer to Note 13 for further discussion.
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
The table below presents our results of operations for the three months ended March 31, 2022 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Revenues:
Interest income from loans	$202,470	$26,983	$—	$4,166	$—	$233,619	$—	$233,619
Interest income from investment securities	20,836	747	—	27,389	—	48,972	(34,989)	13,983
Servicing fees	136	—	—	14,071	—	14,207	(4,215)	9,992
Rental income	1,686	—	22,365	7,529	—	31,580	—	31,580
Other revenues	52	68	50	4,654	—	4,824	(6)	4,818
Total revenues	225,180	27,798	22,415	57,809	—	333,202	(39,210)	293,992
Costs and expenses:
Management fees	277	—	—	—	55,018	55,295	—	55,295
Interest expense	68,602	11,930	6,081	6,210	33,842	126,665	(214)	126,451
General and administrative	11,602	3,511	1,056	23,443	4,628	44,240	81	44,321
Acquisition and investment pursuit costs	499	1	5	(83)	—	422	—	422
Costs of rental operations	519	—	5,001	3,770	—	9,290	—	9,290
Depreciation and amortization	294	105	8,219	3,029	—	11,647	—	11,647
Credit loss reversal, net	(3,299)	(359)	—	—	—	(3,658)	—	(3,658)
Other expense	—	—	55	—	—	55	—	55
Total costs and expenses	78,494	15,188	20,417	36,369	93,488	243,956	(133)	243,823
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	—	26,749	26,749
Change in fair value of servicing rights	—	—	—	(217)	—	(217)	1,301	1,084
Change in fair value of investment securities, net	(2,105)	—	—	(9,291)	—	(11,396)	11,041	(355)
Change in fair value of mortgage loans, net	(116,228)	—	—	(9,555)	—	(125,783)	—	(125,783)
Income from affordable housing fund investments	—	—	234,041	—	—	234,041	—	234,041
(Loss) earnings from unconsolidated entities	(1,340)	345	—	151	—	(844)	(66)	(910)
Gain on sale of investments and other assets, net	86,610	—	—	11,858	—	98,468	—	98,468
Gain (loss) on derivative financial instruments, net	118,395	632	17,546	27,863	(37,168)	127,268	—	127,268
Foreign currency (loss) gain, net	(27,254)	(28)	1	—	—	(27,281)	—	(27,281)
Loss on extinguishment of debt	(206)	(469)	—	(148)	—	(823)	—	(823)
Other (loss) income, net	(788)	—	—	—	—	(788)	25	(763)
Total other income (loss)	57,084	480	251,588	20,661	(37,168)	292,645	39,050	331,695
Income (loss) before income taxes	203,770	13,090	253,586	42,101	(130,656)	381,891	(27)	381,864
Income tax benefit (provision)	5,140	4	—	(2,694)	—	2,450	—	2,450
Net income (loss)	208,910	13,094	253,586	39,407	(130,656)	384,341	(27)	384,314
Net income attributable to non-controlling interests	(3)	—	(52,411)	(7,328)	—	(59,742)	27	(59,715)
Net income (loss) attributable to Starwood Property Trust, Inc.	$208,907	$13,094	$201,175	$32,079	$(130,656)	$324,599	$—	$324,599

The table below presents our results of operations for the three months ended March 31, 2021 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Revenues:
Interest income from loans	$170,593	$18,808	$—	$1,174	$—	$190,575	$—	$190,575
Interest income from investment securities	18,385	564	—	20,940	—	39,889	(28,279)	11,610
Servicing fees	124	—	—	12,456	—	12,580	(4,178)	8,402
Rental income	1,339	—	65,104	9,895	—	76,338	—	76,338
Other revenues	90	93	40	82	—	305	—	305
Total revenues	190,531	19,465	65,144	44,547	—	319,687	(32,457)	287,230
Costs and expenses:
Management fees	315	—	—	222	38,188	38,725	11	38,736
Interest expense	44,295	8,841	15,832	5,449	29,148	103,565	(191)	103,374
General and administrative	11,333	3,442	1,023	18,440	4,311	38,549	87	38,636
Acquisition and investment pursuit costs	185	—	—	—	—	185	—	185
Costs of rental operations	477	—	23,960	4,308	—	28,745	—	28,745
Depreciation and amortization	307	100	18,100	3,967	—	22,474	—	22,474
Credit loss (reversal) provision, net	(529)	573	—	—	—	44	—	44
Other expense	31	—	583	71	—	685	—	685
Total costs and expenses	56,414	12,956	59,498	32,457	71,647	232,972	(93)	232,879
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	—	39,745	39,745
Change in fair value of servicing rights	—	—	—	745	—	745	(1,541)	(796)
Change in fair value of investment securities, net	(2,050)	—	—	7,170	—	5,120	(5,426)	(306)
Change in fair value of mortgage loans, net	(10,714)	—	—	1,236	—	(9,478)	—	(9,478)
Earnings (loss) from unconsolidated entities	1,753	(254)	—	589	—	2,088	(354)	1,734
Gain on sale of investments and other assets, net	17,693	—	—	—	—	17,693	—	17,693
Gain (loss) on derivative financial instruments, net	26,141	684	4,724	9,283	(6,843)	33,989	—	33,989
Foreign currency (loss) gain, net	(11,594)	(49)	25	(63)	—	(11,681)	—	(11,681)
Loss on extinguishment of debt	(68)	(307)	(141)	—	—	(516)	—	(516)
Other income, net	—	21	—	—	—	21	—	21
Total other income (loss)	21,161	95	4,608	18,960	(6,843)	37,981	32,424	70,405
Income (loss) before income taxes	155,278	6,604	10,254	31,050	(78,490)	124,696	60	124,756
Income tax provision	(1,505)	(92)	—	(633)	—	(2,230)	—	(2,230)
Net income (loss)	153,773	6,512	10,254	30,417	(78,490)	122,466	60	122,526
Net income attributable to non-controlling interests	(3)	—	(5,077)	(6,008)	—	(11,088)	(60)	(11,148)
Net income (loss) attributable to Starwood Property Trust, Inc.	$153,770	$6,512	$5,177	$24,409	$(78,490)	$111,378	$—	$111,378

The table below presents our consolidated balance sheet as of March 31, 2022 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Assets:
Cash and cash equivalents	$58,377	$38,762	$20,077	$27,836	$118,573	$263,625	$584	$264,209
Restricted cash	13,142	27,401	950	26,371	41,701	109,565	—	109,565
Loans held-for-investment, net	14,107,316	2,136,118	—	9,823	—	16,253,257	—	16,253,257
Loans held-for-sale	2,299,153	—	—	385,359	—	2,684,512	—	2,684,512
Investment securities	1,207,667	49,198	—	1,155,469	—	2,412,334	(1,543,145)	869,189
Properties, net	104,901	—	880,392	137,064	—	1,122,357	—	1,122,357
Investments of consolidated affordable housing fund	—	—	1,264,160	—	—	1,264,160	—	1,264,160
Investments in unconsolidated entities	43,349	27,061	—	33,878	—	104,288	(15,038)	89,250
Goodwill	—	119,409	—	140,437	—	259,846	—	259,846
Intangible assets	—	—	33,292	69,674	—	102,966	(40,818)	62,148
Derivative assets	58,904	161	486	1,318	—	60,869	—	60,869
Accrued interest receivable	114,367	6,274	—	1,745	1,556	123,942	(141)	123,801
Other assets	135,095	10,229	59,100	33,857	23,146	261,427	(235)	261,192
VIE assets, at fair value	—	—	—	—	—	—	57,763,543	57,763,543
Total Assets	$18,142,271	$2,414,613	$2,258,457	$2,022,831	$184,976	$25,023,148	$56,164,750	$81,187,898
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$102,124	$15,347	$11,503	$32,297	$34,834	$196,105	$40	$196,145
Related-party payable	—	—	—	—	56,615	56,615	—	56,615
Dividends payable	—	—	—	—	148,743	148,743	—	148,743
Derivative liabilities	10,990	225	—	145	27,349	38,709	—	38,709
Secured financing agreements, net	8,294,408	924,242	787,977	774,460	771,944	11,553,031	(21,460)	11,531,571
Collateralized loan obligations and single asset securitization, net	2,985,637	812,258	—	—	—	3,797,895	—	3,797,895
Unsecured senior notes, net	—	—	—	—	2,322,630	2,322,630	—	2,322,630
VIE liabilities, at fair value	—	—	—	—	—	—	56,185,937	56,185,937
Total Liabilities	11,393,159	1,752,072	799,480	806,902	3,362,115	18,113,728	56,164,517	74,278,245
Temporary Equity: Redeemable non-controlling interests	—	—	261,685	—	—	261,685	—	261,685
Permanent Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Common stock	—	—	—	—	3,144	3,144	—	3,144
Additional paid-in capital	1,931,043	606,871	(373,851)	(388,580)	3,933,544	5,709,027	—	5,709,027
Treasury stock	—	—	—	—	(138,022)	(138,022)	—	(138,022)
Accumulated other comprehensive income	35,669	—	—	—	—	35,669	—	35,669
Retained earnings (accumulated deficit)	4,782,282	55,670	1,362,509	1,445,221	(6,975,805)	669,877	—	669,877
Total Starwood Property Trust, Inc. Stockholders’ Equity	6,748,994	662,541	988,658	1,056,641	(3,177,139)	6,279,695	—	6,279,695
Non-controlling interests in consolidated subsidiaries	118	—	208,634	159,288	—	368,040	233	368,273
Total Permanent Equity	6,749,112	662,541	1,197,292	1,215,929	(3,177,139)	6,647,735	233	6,647,968
Total Liabilities and Equity	$18,142,271	$2,414,613	$2,258,457	$2,022,831	$184,976	$25,023,148	$56,164,750	$81,187,898

The table below presents our consolidated balance sheet as of December 31, 2021 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Assets:
Cash and cash equivalents	$65,064	$17,011	$14,136	$26,700	$93,861	$216,772	$590	$217,362
Restricted cash	39,853	43,408	954	20,337	—	104,552	—	104,552
Loans held-for-investment, net	13,499,520	2,027,426	—	9,903	—	15,536,849	—	15,536,849
Loans held-for-sale	2,590,005	—	—	286,795	—	2,876,800	—	2,876,800
Investment securities	1,155,452	31,923	—	1,165,395	—	2,352,770	(1,491,786)	860,984
Properties, net	124,503	—	887,553	154,331	—	1,166,387	—	1,166,387
Investments of consolidated affordable housing fund	—	—	1,040,309	—	—	1,040,309	—	1,040,309
Investments in unconsolidated entities	44,938	26,255	—	34,160	—	105,353	(15,256)	90,097
Goodwill	—	119,409	—	140,437	—	259,846	—	259,846
Intangible assets	—	—	34,619	71,064	—	105,683	(42,119)	63,564
Derivative assets	34,265	128	8	391	13,424	48,216	—	48,216
Accrued interest receivable	106,251	3,207	—	947	5,988	116,393	(131)	116,262
Other assets	68,908	14,265	43,420	40,395	21,800	188,788	(162)	188,626
VIE assets, at fair value	—	—	—	—	—	—	61,280,543	61,280,543
Total Assets	$17,728,759	$2,283,032	$2,020,999	$1,950,855	$135,073	$24,118,718	$59,731,679	$83,850,397
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$57,267	$8,917	$14,757	$58,920	$49,779	$189,640	$56	$189,696
Related-party payable	—	—	—	—	76,371	76,371	—	76,371
Dividends payable	—	—	—	—	147,624	147,624	—	147,624
Derivative liabilities	12,870	260	—	291	—	13,421	—	13,421
Secured financing agreements, net	9,097,985	1,225,548	787,396	714,237	773,244	12,598,410	(21,560)	12,576,850
Collateralized loan obligations and single asset securitization, net	2,210,798	405,318	—	—	—	2,616,116	—	2,616,116
Unsecured senior notes, net	—	—	—	—	1,828,590	1,828,590	—	1,828,590
VIE liabilities, at fair value	—	—	—	—	—	—	59,752,922	59,752,922
Total Liabilities	11,378,920	1,640,043	802,153	773,448	2,875,608	17,470,172	59,731,418	77,201,590
Temporary Equity: Redeemable non-controlling interests	—	—	214,915	—	—	214,915	—	214,915
Permanent Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Common stock	—	—	—	—	3,123	3,123	—	3,123
Additional paid-in capital	1,735,397	600,412	(365,922)	(388,196)	4,091,685	5,673,376	—	5,673,376
Treasury stock	—	—	—	—	(138,022)	(138,022)	—	(138,022)
Accumulated other comprehensive income	40,953	—	—	—	—	40,953	—	40,953
Retained earnings (accumulated deficit)	4,573,374	42,577	1,161,334	1,413,142	(6,697,321)	493,106	—	493,106
Total Starwood Property Trust, Inc. Stockholders’ Equity	6,349,724	642,989	795,412	1,024,946	(2,740,535)	6,072,536	—	6,072,536
Non-controlling interests in consolidated subsidiaries	115	—	208,519	152,461	—	361,095	261	361,356
Total Permanent Equity	6,349,839	642,989	1,003,931	1,177,407	(2,740,535)	6,433,631	261	6,433,892
Total Liabilities and Equity	$17,728,759	$2,283,032	$2,020,999	$1,950,855	$135,073	$24,118,718	$59,731,679	$83,850,397

24. Subsequent Events
Our significant events subsequent to March 31, 2022 were as follows:
Employee Stock Purchase Plan (“ESPP”)
In April 2022, the Company’s shareholders approved the ESPP, which allows eligible employees to purchase common stock of the Company at a discounted purchase price. The maximum discounted purchase price of a share of the Company's common stock is 85% of the fair market value at the lower of the beginning or the end of the quarterly offering period. Participants may purchase shares not exceeding an aggregate fair market value of $25,000 in any calendar year. The maximum aggregate number of shares subject to issuance in accordance with the ESPP is 2,000,000 shares.
2022 Equity Plans
In April 2022, the Company’s shareholders approved the 2022 Manager Equity Plan and 2022 Equity Plan (collectively, the “2022 Plans”), which allow for the issuance of up to 18,700,000 stock options, stock appreciation rights, RSAs, RSUs or other equity-based awards or any combination thereof to the Manager, directors, employees, advisors, consultants or any other third party providing services to the Company. The 2022 Plans replaced the 2017 Manager Equity Plan and 2017 Equity Plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the information included elsewhere in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (our “Form 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ significantly from the results discussed in the forward-looking statements. See “Special Note Regarding Forward-Looking Statements” at the beginning of this Quarterly Report on Form 10-Q.
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

We have four reportable business segments as of March 31, 2022 and we refer to the investments within these segments as our target assets:
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
COVID-19 Pandemic
The full extent of the impact and effects of the COVID-19 pandemic will depend on future developments, including, among other factors, the duration, spread and resurgences of the virus, including variants thereof, along with related travel advisories and restrictions, the recovery time of the disrupted supply chains and industries, the impact of labor market interruptions, the impact of government interventions, the pace, scope and efficacy of vaccination and booster programs, and general uncertainty as to the impact of COVID-19, including variants and resurgences, on the global economy.
Further discussion of the potential impacts on our business, financial condition, results of operations, liquidity, the market price of our common stock and our ability to make distributions to our stockholders from the COVID-19 pandemic is provided in the section entitled “Risk Factors” in Part I, Item 1A of our Form 10-K.

Developments During the First Quarter of 2022
Commercial and Residential Lending Segment
•Originated or acquired $1.9 billion of commercial loans during the quarter, including the following:
◦$263.6 million of first mortgage loans for the acquisition of a 1,828 unit portfolio of eight multifamily properties located in Texas, of which the Company funded $236.1 million.
◦$250.0 million participation in a first mortgage loan for the construction of 235 luxury residences, a 136-key hotel and 78,000 square feet of commercial space located in New York, of which the Company funded $142.4 million.
◦$200.0 million first mortgage loan to refinance existing debt on a 22 property luxury cabin portfolio and finance the acquisition of 18 future properties located across the U.S., of which the Company funded $84.5 million.
◦€162.7 million ($186.2 million) first mortgage loan for the acquisition of a 382,000 square foot office and retail property located in Berlin, Germany, which the Company has not yet funded.
◦$165.0 million first mortgage and mezzanine loan for the construction of a 65-story 100% pre-sold residential project located in South Florida, of which the Company funded $17.8 million.
◦$111.9 million first mortgage and mezzanine loan for the acquisition of a 348 unit, mid-rise multifamily property located in Arizona, of which the Company funded $102.9 million.
•In February 2022, we refinanced a pool of our commercial loans held-for-investment through a collateralized loan obligation ("CLO"), STWD 2022-FL3. The CLO has a contractual maturity of November 2038 and a weighted average cost of financing of SOFR + 1.91%, inclusive of the amortization of deferred issuance costs. On the closing date, the CLO issued $1.0 billion of notes and preferred shares, of which $842.5 million of notes were purchased by third party investors. We retained $82.5 million of notes, along with preferred shares with a liquidation preference of $75.0 million. The CLO contains a reinvestment feature that, subject to certain eligibility criteria, allows us to contribute new loans or participation interests in loans to the CLO in exchange for cash for a period of two years.
•Sold commercial real estate in Florida that was previously acquired through foreclosure in April 2019 for gross proceeds of $114.8 million and recognized a gain of $86.6 million.
•Entered into or amended commercial loan repurchase facilities to increase the available borrowings by $1.1 billion.
•Funded $240.9 million of previously originated commercial loan commitments.
•Received gross proceeds of $715.6 million ($382.2 million, net of debt repayments) from maturities and principal repayments on our commercial loans.
•Acquired $1.8 billion of residential loans.
•Received proceeds of $1.9 billion, including retained RMBS of $84.4 million, from the securitization and sales of $1.9 billion of residential loans.
•Amended a residential loan repurchase facility to increase the available borrowings by $250 million. The margin call provisions under this facility do not permit valuation adjustments based on capital market events and are limited to collateral-specific credit marks.
Infrastructure Lending Segment
•In January 2022, we refinanced a pool of our infrastructure loans held-for-investment through a CLO, STWD 2021-SIF2. The CLO has a contractual maturity of January 2033 and a weighted average cost of financing of SOFR + 2.11%, inclusive of the amortization of deferred issuance costs. On the closing date, the CLO issued $500.0 million of notes and preferred shares, of which $410.0 million of notes was purchased by third party investors. We retained preferred shares with a liquidation preference of $90.0 million. The CLO contains a reinvestment feature that, subject to certain eligibility criteria, allows us to contribute new loans or participation interests in loans to the CLO in exchange for cash for a period of three years.
•Acquired $231.4 million of infrastructure loans and bonds and funded $8.7 million of pre-existing infrastructure loan commitments.
•Received proceeds of $92.6 million from principal repayments on our infrastructure loans and bonds.
Investing and Servicing Segment
•Originated commercial conduit loans of $450.4 million.
•Received proceeds of $342.1 million from sales of previously originated commercial conduit loans and priced $320.1 million of previously originated commercial conduit loans in two securitizations that settled subsequent to March 31, 2022.
•Obtained six new special servicing assignments for CMBS trusts with a total unpaid principal balance of $5.8 billion, bringing our total named special servicing portfolio to $98.0 billion.
•Sold commercial real estate for gross proceeds of $34.5 million and recognized a total gain of $11.7 million.
Corporate
•Issued $500.0 million of 4.375% Senior Notes due 2027 (the “2027 Senior Notes”) and swapped the notes to a floating rate of SOFR + 2.95%.
Subsequent Events
Refer to Note 24 to the Condensed Consolidated Financial Statements for disclosure regarding significant transactions that occurred subsequent to March 31, 2022.

Results of Operations
The discussion below is based on accounting principles generally accepted in the United States of America (“GAAP”) and therefore reflects the elimination of certain key financial statement line items related to the consolidation of securitization variable interest entities (“VIEs”), particularly within revenues and other income, as discussed in Note 2 to the Condensed Consolidated Financial Statements. For a discussion of our results of operations excluding the impact of Accounting Standards Codification (“ASC”) Topic 810 as it relates to the consolidation of securitization VIEs, refer to the section captioned “Non-GAAP Financial Measures”
The following table compares our summarized results of operations for the three months ended March 31, 2022, December 31, 2021 and March 31, 2021 by business segment (amounts in thousands):

				$ Change	$ Change
	For the Three Months Ended			March 31, 2022 vs.	March 31, 2022 vs.
Revenues:	March 31, 2022	December 31, 2021	March 31, 2021	December 31, 2021	March 31, 2021
Commercial and Residential Lending Segment	$225,180	$207,255	$190,531	$17,925	$34,649
Infrastructure Lending Segment	27,798	24,108	19,465	3,690	8,333
Property Segment	22,415	37,713	65,144	(15,298)	(42,729)
Investing and Servicing Segment	57,809	55,693	44,547	2,116	13,262
Corporate	—	—	—	—	—
Securitization VIE eliminations	(39,210)	(35,064)	(32,457)	(4,146)	(6,753)
	293,992	289,705	287,230	4,287	6,762
Costs and expenses:
Commercial and Residential Lending Segment	78,494	83,263	56,414	(4,769)	22,080
Infrastructure Lending Segment	15,188	25,434	12,956	(10,246)	2,232
Property Segment	20,417	42,940	59,498	(22,523)	(39,081)
Investing and Servicing Segment	36,369	37,641	32,457	(1,272)	3,912
Corporate	93,488	109,742	71,647	(16,254)	21,841
Securitization VIE eliminations	(133)	(134)	(93)	1	(40)
	243,823	298,886	232,879	(55,063)	10,944
Other income (loss):
Commercial and Residential Lending Segment	57,084	15,852	21,161	41,232	35,923
Infrastructure Lending Segment	480	1,713	95	(1,233)	385
Property Segment	251,588	7,422	4,608	244,166	246,980
Investing and Servicing Segment	20,661	59,228	18,960	(38,567)	1,701
Corporate	(37,168)	(4,661)	(6,843)	(32,507)	(30,325)
Securitization VIE eliminations	39,050	34,947	32,424	4,103	6,626
	331,695	114,501	70,405	217,194	261,290
Income (loss) before income taxes:
Commercial and Residential Lending Segment	203,770	139,844	155,278	63,926	48,492
Infrastructure Lending Segment	13,090	387	6,604	12,703	6,486
Property Segment	253,586	2,195	10,254	251,391	243,332
Investing and Servicing Segment	42,101	77,280	31,050	(35,179)	11,051
Corporate	(130,656)	(114,403)	(78,490)	(16,253)	(52,166)
Securitization VIE eliminations	(27)	17	60	(44)	(87)
	381,864	105,320	124,756	276,544	257,108
Income tax benefit (provision)	2,450	(2,291)	(2,230)	4,741	4,680
Net income attributable to non-controlling interests	(59,715)	(11,580)	(11,148)	(48,135)	(48,567)
Net income attributable to Starwood Property Trust, Inc.	$324,599	$91,449	$111,378	$233,150	$213,221

Three Months Ended March 31, 2022 Compared to the Three Months Ended December 31, 2021
Commercial and Residential Lending Segment

Revenues

For the three months March 31, 2022, revenues of our Commercial and Residential Lending Segment increased $17.9 million to $225.2 million, compared to $207.3 million for the three months ended December 31, 2021. This increase was primarily due to an increase in interest income from loans of $12.7 million and investment securities of $4.9 million. The increase in interest income from loans reflects (i) a $9.5 million increase from commercial loans, reflecting higher average balances partially offset by the timing effect of certain loans being placed on nonaccrual and (ii) a $3.2 million increase from residential loans principally due to higher average balances reflecting the timing of purchases and securitizations. The increase in interest income from investment securities was primarily due to higher average commercial and RMBS investment balances as well as higher average yields on RMBS.

Costs and Expenses

For the three months ended March 31, 2022, costs and expenses of our Commercial and Residential Lending Segment decreased $4.8 million to $78.5 million, compared to $83.3 million for the three months ended December 31, 2021. This decrease was primarily due to a $12.7 million decrease in credit loss provision, partially offset by a $7.0 million increase in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio. The credit loss provision decreased from a provision of $9.4 million in the fourth quarter of 2021 to a reversal of $3.3 million in the first quarter of 2022. The credit loss reversal in the first quarter of 2022 was primarily due to an improvement in macroeconomic forecasts and its effect on our estimate of current expected credit losses (“CECL”). The increase in interest expense was primarily due to higher average borrowings outstanding.

Net Interest Income (amounts in thousands)

	For the Three Months Ended
	March 31, 2022	December 31, 2021	Change
Interest income from loans	$202,470	$189,723	$12,747
Interest income from investment securities	20,836	15,971	4,865
Interest expense	(68,602)	(61,636)	(6,966)
Net interest income	$154,704	$144,058	$10,646

For the three months ended March 31, 2022, net interest income of our Commercial and Residential Lending Segment increased $10.6 million to $154.7 million, compared to $144.1 million for the three months ended December 31, 2021. This increase reflects the increase in interest income, partially offset by the increase in interest expense on our secured financing facilities, both as discussed in the sections above.

During the three months ended March 31, 2022 and December 31, 2021, the weighted average unlevered yields on the Commercial and Residential Lending Segment’s loans and investment securities, excluding retained RMBS and loans for which interest income is not recognized, were as follows:

	For the Three Months Ended
	March 31, 2022	December 31, 2021
Commercial	5.2%	5.3%
Residential	4.3%	4.1%
Overall	5.1%	5.1%

The weighted average unlevered yield on our commercial loans decreased slightly primarily due to repayment of loans with higher LIBOR floors being replaced by newer loans with lower floating rate floors and the timing effect of certain loans being placed on nonaccrual. The weighted average unlevered yield on our residential loans increased slightly primarily due to a change in the composition of our residential loan portfolio to include fewer agency loans which generally carry a lower coupon than non-agency loans.

During the three months ended March 31, 2022 and December 31, 2021, the Commercial and Residential Lending Segment’s weighted average secured borrowing rates, inclusive of interest rate hedging costs and the amortization of deferred financing fees, were 2.4% in each period.

Other Income

For the three months ended March 31, 2022, other income of our Commercial and Residential Lending Segment increased $41.2 million to $57.1 million compared to $15.9 million for the three months ended December 31, 2021. This increase was primarily due to (i) a $104.4 million increase in net gains on derivatives and (ii) an $86.6 million gain on sale of a distribution facility previously acquired in foreclosure, both partially offset by (iii) a $106.0 million unfavorable change in fair value of residential loans, (iv) a $26.9 million increase in foreign currency loss and (v) a $14.0 million unfavorable change in fair value of investment securities, principally related to RMBS. The increase in net gains on derivatives in the first quarter of 2022 reflects a $76.5 million increased gain on interest rate swaps principally related to residential loans and a $27.9 million favorable change in gain (loss) on foreign currency hedges. The interest rate swaps are used primarily to hedge our interest rate risk on residential loans held-for-sale and to fix our interest rate payments on certain variable rate borrowings which fund fixed rate investments. The foreign currency hedges are used to fix the U.S. dollar amounts of cash flows (both interest and principal payments) we expect to receive from our foreign currency denominated loans and investments. The favorable change in gain (loss) on foreign currency hedges and the increase in foreign currency loss reflect the strengthening of the U.S. dollar against the pound sterling (“GBP”) and Euro (“EUR”), partially offset by a weakening against the Australian dollar (“AUD”), in the first quarter of 2022 compared to a lesser strengthening of the U.S. dollar against the EUR, partially offset by a weakening against the GBP and AUD, in the fourth quarter of 2021.

Infrastructure Lending Segment

Revenues

For the three months ended March 31, 2022, revenues of our Infrastructure Lending Segment increased $3.7 million to $27.8 million, compared to $24.1 million for the three months ended December 31, 2021. This was primarily due to an increase in interest income from loans of $3.5 million reflecting higher average balances and an increase in prepayment related income.

Costs and Expenses

For the three months ended March 31, 2022, costs and expenses of our Infrastructure Lending Segment decreased $10.2 million to $15.2 million, compared to $25.4 million for the three months ended December 31, 2021. The decrease was primarily due to an $11.7 million decrease in credit loss provision, partially offset by a $2.2 million increase in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio. There was a $0.4 million credit loss reversal in the first quarter of 2022 compared to a provision of $11.3 million in the fourth quarter of 2021 which included a $10.1 million specific reserve for a loan which became credit deteriorated in that quarter. The increase in interest expense was primarily due to higher average borrowings outstanding.

Net Interest Income (amounts in thousands)

	For the Three Months Ended
	March 31, 2022	December 31, 2021	Change
Interest income from loans	$26,983	$23,512	$3,471
Interest income from investment securities	747	531	216
Interest expense	(11,930)	(9,755)	(2,175)
Net interest income	$15,800	$14,288	$1,512

For the three months ended March 31, 2022, net interest income of our Infrastructure Lending Segment increased $1.5 million to $15.8 million, compared to $14.3 million for the three months ended December 31, 2021. The increase reflects the increase in interest income from loans, partially offset by the increase in interest expense on the secured financing facilities, both as discussed in the sections above.

During the three months ended March 31, 2022 and December 31, 2021, the weighted average unlevered yields on the Infrastructure Lending Segment’s loans and investment securities held-for-investment were 5.0% and 4.9%, respectively.

During the three months ended March 31, 2022 and December 31, 2021, the Infrastructure Lending Segment’s weighted average secured borrowing rates, inclusive of the amortization of deferred financing fees, were 2.8% and 2.7%, respectively.

Other Income

For the three months ended March 31, 2022, other income of our Infrastructure Lending Segment decreased $1.2 million to $0.5 million, compared to $1.7 million for the three months ended December 31, 2021. This decrease was primarily due to a $0.7 million decrease in earnings from an unconsolidated entity and a $0.5 million loss on extinguishment of debt in the first quarter of 2022.

Property Segment

Change in Results by Portfolio (amounts in thousands)

	$ Change from prior period
	Revenues	Costs and expenses	Gain (loss) on derivative financial instruments	Other income (loss)	Income (loss) before income taxes
Master Lease Portfolio	$—	$(51)	$—	$—	$51
Medical Office Portfolio	1,235	696	11,692	—	12,231
Woodstar I Portfolio	(9,651)	(10,825)	(267)	5,141	6,048
Woodstar II Portfolio	(6,882)	(8,380)	—	—	1,498
Woodstar Fund	—	(1,466)	—	227,616	229,082
Other/Corporate	—	(2,497)	—	(16)	2,481
Total	$(15,298)	$(22,523)	$11,425	$232,741	$251,391

See Notes 6 and 7 to the Condensed Consolidated Financial Statements for a description of the above-referenced Property Segment portfolios and fund.

Revenues

For the three months ended March 31, 2022, revenues of our Property Segment decreased $15.3 million to $22.4 million, compared to $37.7 million for the three months ended December 31, 2021. The decrease is primarily due to the conversion of the Woodstar Portfolios to the Woodstar Fund on November 5, 2021.

Costs and Expenses

For the three months ended March 31, 2022, costs and expenses of our Property Segment decreased $22.5 million to $20.4 million, compared to $42.9 million for the three months ended December 31, 2021 primarily due to the Woodstar Fund conversion referred to above.

Other Income

For the three months ended March 31, 2022, other income of our Property Segment increased $244.2 million to $251.6 million compared to $7.4 million for the three months ended December 31, 2021. The increase is primarily due to (i) a $227.6 million increase in income attributable to investments of the Woodstar Fund, including $218.4 million of unrealized increases in fair value during the first quarter of 2022, (ii) an $11.4 million increased gain on derivatives which primarily hedge our interest rate risk on borrowings secured by our Medical Office Portfolio and (iii) the nonrecurrence of a $5.1 million loss on extinguishment of debt in the fourth quarter of 2021 related to the refinancing of certain Woodstar properties before their conversion to the Woodstar Fund.

Investing and Servicing Segment

Revenues

For the three months ended March 31, 2022, revenues of our Investing and Servicing Segment increased $2.1 million to $57.8 million, compared to $55.7 million for the three months ended December 31, 2021. The increase primarily reflects higher interest income from CMBS.

Costs and Expenses

For the three months ended March 31, 2022, costs and expenses of our Investing and Servicing Segment decreased $1.2 million to $36.4 million, compared to $37.6 million for the three months ended December 31, 2021.

Other Income

For the three months ended March 31, 2022, other income of our Investing and Servicing Segment decreased $38.5 million to $20.7 million, compared to $59.2 million for the three months ended December 31, 2021. The decrease in other income was primarily due to (i) a $40.1 million unfavorable change in fair value of CMBS investments, (ii) a $20.7 million unfavorable change in fair value of conduit loans and (iii) a $3.7 million unfavorable change in fair value of servicing rights, all partially offset by (iv) a $27.1 million increased net gain on derivatives which primarily hedge our interest rate risk on conduit loans and CMBS investments. The unfavorable change in fair value of CMBS investments was primarily due to the widening of credit spreads in the first quarter of 2022, reflecting current economic uncertainties and an inflationary environment, versus a tightening of credit spreads in the fourth quarter of 2021. The unfavorable change in fair value of conduit loans was more than offset by an increased gain on interest rate swaps which hedged those loans.

Corporate and Other Items

Corporate Costs and Expenses

For the three months ended March 31, 2022, corporate expenses decreased $16.2 million to $93.5 million, compared to $109.7 million for the three months ended December 31, 2021. This was primarily due to (i) a decrease of $21.0 million in management fees principally due to lower incentive fees attributable to nonrecurring transactions, partially offset by (ii) a $4.4 million increase in interest expense on higher average outstanding unsecured senior note balances.

Corporate Other Loss

For the three months ended March 31, 2022, corporate other loss increased $32.5 million to $37.2 million, compared to $4.7 million for the three months ended December 31, 2021. This was due to an increased loss on our fixed-to-floating interest rate swaps which hedge a portion of our unsecured senior notes.

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

Income Tax Benefit (Provision)

Our consolidated income taxes principally relate to the taxable nature of our loan servicing and loan securitization businesses which are housed in taxable REIT subsidiaries (“TRSs”). For the three months ended March 31, 2022 our income tax provision decreased $4.7 million to a benefit of $2.4 million compared to a provision of $2.3 million for the three months ended December 31, 2021 due to tax losses of our TRSs in the first quarter of 2022 compared to taxable income of our TRSs in the fourth quarter of 2021. The tax losses were primarily attributable to net unrealized losses on our residential loans during the first quarter of 2022.

Net Income Attributable to Non-controlling Interests

During the three months ended March 31, 2022, net income attributable to non-controlling interests increased $48.1 million to $59.7 million, compared to $11.6 million during the three months ended December 31, 2021. The increase was primarily due to non-controlling interests in increased earnings of the Woodstar Fund.

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021
Commercial and Residential Lending Segment
Revenues
For the three months ended March 31, 2022, revenues of our Commercial and Residential Lending Segment increased $34.7 million to $225.2 million, compared to $190.5 million for the three months ended March 31, 2021. This increase was primarily due to increases in interest income from loans of $31.9 million and investment securities of $2.5 million. The increase in interest income from loans reflects (i) a $17.2 million increase from commercial loans, reflecting higher average balances partially offset by lower prepayment related income and the timing effect of certain loans being placed on nonaccrual and (ii) a $14.7 million increase from residential loans principally due to higher average balances reflecting the timing of purchases and securitizations. The increase in interest income from investment securities was primarily due to higher commercial and RMBS average investment balances as well as higher average yields on RMBS.
Costs and Expenses
For the three months ended March 31, 2022, costs and expenses of our Commercial and Residential Lending Segment increased $22.1 million to $78.5 million, compared to $56.4 million for the three months ended March 31, 2021. This increase was primarily due to a $24.3 million increase in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio, partially offset by a $2.8 million increase in credit loss reversal. The increase in interest expense was primarily due to higher average borrowings outstanding. The increase in the credit loss reversal was primarily due to an improvement in macroeconomic forecasts during the three months ended March 31, 2022.

Net Interest Income (amounts in thousands)

	For the Three Months Ended March 31,
	2022	2021	Change
Interest income from loans	$202,470	$170,593	$31,877
Interest income from investment securities	20,836	18,385	2,451
Interest expense	(68,602)	(44,295)	(24,307)
Net interest income	$154,704	$144,683	$10,021
For the three months ended March 31, 2022, net interest income of our Commercial and Residential Lending Segment increased $10.0 million to $154.7 million, compared to $144.7 million for the three months ended March 31, 2021. This increase reflects the increase in interest income, partially offset by the increase in interest expense on our secured financing facilities, both as discussed in the sections above.
During the three months ended March 31, 2022 and 2021, the weighted average unlevered yields on the Commercial and Residential Lending Segment’s loans and investment securities, excluding retained RMBS and loans for which interest income is not recognized, were as follows:

	For the Three Months Ended March 31,
	2022	2021
Commercial	5.2%	6.0%
Residential	4.3%	6.1%
Overall	5.1%	6.0%
The weighted average unlevered yield on our commercial loans decreased primarily due to repayment of loans with higher LIBOR floors being replaced by newer loans with lower floating rate floors, lower prepayment related income and the timing effect of certain loans being placed on nonaccrual. The unlevered yield on our residential loans decreased due to lower weighted average coupons which resulted from market spread tightening as well as a change in the composition of our residential loan portfolio to include agency loans which generally carry a lower coupon than non-agency loans.
During the three months ended March 31, 2022 and 2021, the Commercial and Residential Lending Segment’s weighted average secured borrowing rates, inclusive of interest rate hedging costs and the amortization of deferred financing fees, were 2.4% and 2.6%, respectively. The decrease in borrowing rates primarily reflects decreases in weighted average spreads particularly due to increased use of lower cost CLO financing, partially offset by higher LIBOR and other applicable reference rates.
Other Income
For the three months ended March 31, 2022, other income of our Commercial and Residential Lending Segment increased $35.9 million to $57.1 million, compared to $21.2 million for the three months ended March 31, 2021. This increase primarily reflects (i) a $92.3 million increase in gains on derivatives and (ii) a $68.9 million increased gain on sale of foreclosed properties, both partially offset by (iii) a $105.5 million greater decrease in fair value of residential loans, (iv) a $15.7 million increase in foreign currency loss and (v) a $3.0 million unfavorable change in earnings (loss) from an unconsolidated residential mortgage originator. The increased gains on derivatives during the three months ended March 31, 2022 reflect an $81.7 million increased gain on interest rate swaps principally related to residential loans and a $10.6 million increased gain on foreign currency hedges. The interest rate swaps are used primarily to hedge our interest rate risk on residential loans held-for-sale and to fix our interest rate payments on certain variable rate borrowings which fund fixed rate investments. The foreign currency hedges are used to fix the U.S. dollar amounts of cash flows (both interest and principal payments) we expect to receive from our foreign currency denominated loans and investments. The increased gain on foreign currency hedges and the increase in foreign currency loss reflect the strengthening of the U.S. dollar against the GBP and EUR, partially offset by a weakening against the AUD, during the three months ended March 31, 2022 compared to a lesser overall strengthening of the U.S. dollar against the EUR and AUD, partially offset by a weakening against the GBP, during the three months ended March 31, 2021.
Infrastructure Lending Segment
Revenues
For the three months ended March 31, 2022, revenues of our Infrastructure Lending Segment increased $8.3 million to $27.8 million, compared to $19.5 million for the three months ended March 31, 2021. This was primarily due to an increase in interest income from loans of $8.2 million principally due to higher average balances and an increase in prepayment related income.
Costs and Expenses
For the three months ended March 31, 2022, costs and expenses of our Infrastructure Lending Segment increased $2.2 million to $15.2 million, compared to $13.0 million for the three months ended March 31, 2021. The increase was primarily due to (i) a $3.1 million increase in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio, partially offset by (ii) a $0.9 million favorable change in credit loss provision from a $0.6 million provision in the first quarter of 2021 to a $0.3 million reversal in the first quarter of 2022. The increase in interest expense was primarily due to higher average borrowings outstanding.
Net Interest Income (amounts in thousands)

	For the Three Months Ended March 31,
	2022	2021	Change
Interest income from loans	$26,983	$18,808	$8,175
Interest income from investment securities	747	564	183
Interest expense	(11,930)	(8,841)	(3,089)
Net interest income	$15,800	$10,531	$5,269
For the three months ended March 31, 2022, net interest income of our Infrastructure Lending Segment increased $5.3 million to $15.8 million, compared to $10.5 million for the three months ended March 31, 2021. The increase reflects the increase in interest income from loans, partially offset by the increase in interest expense on the secured financing facilities, both as discussed in the sections above.
During the three months ended March 31, 2022 and 2021, the weighted average unlevered yields on the Infrastructure Lending Segment’s loans and investment securities held-for-investment were 5.0% and 4.8%, respectively.
During the three months ended March 31, 2022 and 2021, the Infrastructure Lending Segment’s weighted average secured borrowing rates, inclusive of the amortization of deferred financing fees, were 2.8% and 2.9%, respectively.

Other Income
For the three months ended March 31, 2022 and 2021, other income of our Infrastructure Lending Segment increased $0.4 million to $0.5 million, compared to $0.1 million for the three months ended March 31, 2021. The increase primarily reflects a $0.6 million increase in earnings from an unconsolidated entity.
Property Segment
Change in Results by Portfolio (amounts in thousands)

	$ Change from prior period
	Revenues	Costs and expenses	Gain (loss) on derivative financial instruments	Other income (loss)	Income (loss) before income taxes
Master Lease Portfolio	$—	$(30)	$—	$—	$30
Medical Office Portfolio	(284)	(436)	12,943	—	13,095
Woodstar I Portfolio	(24,378)	(22,077)	(122)	—	(2,423)
Woodstar II Portfolio	(18,067)	(16,726)	—	141	(1,200)
Woodstar Fund	—	521	—	234,041	233,520
Other/Corporate	—	(333)	—	(23)	310
Total	$(42,729)	$(39,081)	$12,821	$234,159	$243,332
Revenues
For the three months ended March 31, 2022, revenues of our Property Segment decreased $42.7 million to $22.4 million, compared to $65.1 million for the three months ended March 31, 2021. The decrease is primarily due to the conversion of the Woodstar Portfolios to the Woodstar Fund on November 5, 2021.
Costs and Expenses
For the three months ended March 31, 2022, costs and expenses of our Property Segment decreased $39.1 million to $20.4 million, compared to $59.5 million for the three months ended March 31, 2021, primarily due to the Woodstar Fund conversion referred to above.
Other Income
For the three months ended March 31, 2022, other income of our Property Segment increased $247.0 million to $251.6 million, compared to $4.6 million for the three months ended March 31, 2021. The increase is primarily due to (i) $234.0 million of income attributable to investments of the Woodstar Fund, including $218.4 million of unrealized increases in fair value, during the first quarter of 2022 and (ii) a $12.8 million increased gain on derivatives which primarily hedge our interest rate risk on borrowings secured by our Medical Office Portfolio
Investing and Servicing Segment
Revenues
For the three months ended March 31, 2022, revenues of our Investing and Servicing Segment increased $13.3 million to $57.8 million, compared to $44.5 million for the three months ended March 31, 2021. The increase in revenues was primarily due to (i) a $9.4 million increase in interest income from CMBS investments and conduit loans, including a $6.4 million increase in interest recoveries from CMBS, (ii) a $4.6 million increase in other fee income related to the origination of certain loans contributed into CMBS transactions and (iii) a $1.6 million increase in servicing fees, all partially offset by (iv) a $2.4 million decrease in rental income principally reflecting fewer properties held.
Costs and Expenses
For the three months ended March 31, 2022, costs and expenses of our Investing and Servicing Segment increased $3.9 million to $36.4 million, compared to $32.5 million for the three months ended March 31, 2021. The increase in costs and expenses was primarily due to an increase of $5.0 million in general and administrative expenses principally reflecting increased incentive compensation due to higher securitization net income.

Other Income
For the three months ended March 31, 2022, other income of our Investing and Servicing Segment increased $1.7 million to $20.7 million, compared to $19.0 million for the three months ended March 31, 2021. The increase in other income was primarily due to (i) an $18.6 million increased gain on derivatives which primarily hedge our interest rate risk on conduit loans and CMBS investments and (ii) an $11.7 million gain on sale of an operating property, both partially offset by (iii) a $16.5 million unfavorable change in fair value of CMBS investments and (iv) a $10.8 million unfavorable change in fair value of conduit loans. The unfavorable change in fair value of conduit loans was more than offset by an increased gain on interest rate swaps which hedged those loans.
Corporate and Other Items
Corporate Costs and Expenses
For the three months ended March 31, 2022, corporate expenses increased $21.9 million to $93.5 million, compared to $71.6 million for the three months ended March 31, 2021. This increase was primarily due to increases of (i) $16.8 million in management fees, primarily reflecting higher incentive fees principally related to operating property sales and (ii) $4.7 million in interest expense on higher average outstanding term loan and unsecured senior note balances.
Corporate Other Loss
For the three months ended March 31, 2022, corporate other loss increased $30.4 million to $37.2 million, compared to $6.8 million for the three months ended March 31, 2021. This was due to an increased loss on fixed-to-floating interest rate swaps which hedge a portion of our unsecured senior notes.
Securitization VIE Eliminations

Refer to the preceding comparison of the three months ended March 31, 2022 to the three months ended December 31, 2021 for a discussion of the effect of securitization VIE eliminations.
Income Tax Benefit (Provision)
Our consolidated income taxes principally relate to the taxable nature of our loan servicing and loan securitization businesses which are housed in TRSs. For the three months ended March 31, 2022, our income tax provision decreased $4.6 million to a benefit of $2.4 million, compared to a provision of $2.2 million for the three months ended March 31, 2021 due to tax losses of our TRSs in the first quarter of 2022 compared to taxable income of our TRSs in the first quarter of 2021. The tax losses were primarily attributable to net unrealized losses on our residential loans during the first quarter of 2022.
Net Income Attributable to Non-controlling Interests
For the three months ended March 31, 2022, net income attributable to non-controlling interests increased $48.6 million to $59.7 million, compared to $11.1 million for the three months ended March 31, 2021. The increase was primarily due to non-controlling interests in earnings of the Woodstar Fund during the first quarter of 2022.

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
The following table presents our diluted weighted average shares used in our GAAP EPS calculation reconciled to our diluted weighted average shares used in our Distributable EPS calculation (amounts in thousands):

	For the Three Months Ended
	March 31, 2022	December 31, 2021	March 31, 2021
Diluted weighted average shares - GAAP EPS	313,329	300,784	293,231
Add: Unvested stock awards	3,695	3,852	4,484
Add: Woodstar II Class A Units	9,773	9,773	10,622
Less: Convertible Notes dilution	(9,649)	(9,649)	(9,649)
Diluted weighted average shares - Distributable EPS	317,148	304,760	298,688
The definition of Distributable Earnings allows management to make adjustments, subject to the approval of a majority of our independent directors, in situations where such adjustments are considered appropriate in order for Distributable Earnings to be calculated in a manner consistent with its definition and objective. No adjustments to the definition of Distributable Earnings became effective during the three months ended March 31, 2022.

The following table presents our summarized results of operations and reconciliation to Distributable Earnings for the three months ended March 31, 2022, by business segment (amounts in thousands, except per share data):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Total
Revenues	$225,180	$27,798	$22,415	$57,809	$—	$333,202
Costs and expenses	(78,494)	(15,188)	(20,417)	(36,369)	(93,488)	(243,956)
Other income (loss)	57,084	480	251,588	20,661	(37,168)	292,645
Income (loss) before income taxes	203,770	13,090	253,586	42,101	(130,656)	381,891
Income tax benefit (provision)	5,140	4	—	(2,694)	—	2,450
Income attributable to non-controlling interests	(3)	—	(52,411)	(7,328)	—	(59,742)
Net income (loss) attributable to Starwood Property Trust, Inc.	208,907	13,094	201,175	32,079	(130,656)	324,599
Add / (Deduct):
Non-controlling interests attributable to Woodstar II Class A Units	—	—	4,691	—	—	4,691
Non-controlling interests attributable to unrealized gains/losses	—	—	44,902	2,556	—	47,458
Non-cash equity compensation expense	2,417	297	58	1,275	6,046	10,093
Management incentive fee	—	—	—	—	28,955	28,955
Acquisition and investment pursuit costs	(298)	—	(78)	(169)	—	(545)
Depreciation and amortization	234	95	8,292	3,152	—	11,773
Interest income adjustment for securities	2,490	—	—	(1,708)	—	782
Extinguishment of debt, net	—	—	—	—	(246)	(246)
Other non-cash items	3	—	456	122	—	581
Reversal of GAAP unrealized (gains) / losses on:
Loans	116,228	—	—	9,555	—	125,783
Credit loss reversal, net	(3,299)	(359)	—	—	—	(3,658)
Securities	2,105	—	—	9,291	—	11,396
Woodstar Fund investments	—	—	(234,041)	—	—	(234,041)
Derivatives	(121,172)	(685)	(19,170)	(29,089)	40,773	(129,343)
Foreign currency	27,254	28	(1)	—	—	27,281
(Earnings) loss from unconsolidated entities	1,340	(345)	—	(151)	—	844
Sales of properties	(86,610)	—	—	(11,858)	—	(98,468)
Recognition of Distributable realized gains / (losses) on:
Loans	(36,208)	—	—	(10,561)	—	(46,769)
Securities	(2,768)	—	—	26	—	(2,742)
Woodstar Fund investments	—	—	15,659	—	—	15,659
Derivatives	36,893	—	(35)	24,639	—	61,497
Foreign currency	(178)	112	1	—	—	(65)
Earnings (loss) from unconsolidated entities	(1,239)	345	—	470	—	(424)
Sales of properties	84,738	—	—	177	—	84,915
Distributable Earnings (Loss)	$230,837	$12,582	$21,909	$29,806	$(55,128)	$240,006
Distributable Earnings (Loss) per Weighted Average Diluted Share	$0.73	$0.04	$0.07	$0.09	$(0.17)	$0.76

The following table presents our summarized results of operations and reconciliation to Distributable Earnings for the three months ended December 31, 2021, by business segment (amounts in thousands, except per share data):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Total
Revenues	$207,255	$24,108	$37,713	$55,693	$—	$324,769
Costs and expenses	(83,263)	(25,434)	(42,940)	(37,641)	(109,742)	(299,020)
Other income (loss)	15,852	1,713	7,422	59,228	(4,661)	79,554
Income (loss) before income taxes	139,844	387	2,195	77,280	(114,403)	105,303
Income tax (provision) benefit	(2,087)	(32)	—	(173)	1	(2,291)
Income attributable to non-controlling interests	(4)	—	(5,439)	(6,120)	—	(11,563)
Net income (loss) attributable to Starwood Property Trust, Inc.	137,753	355	(3,244)	70,987	(114,402)	91,449
Add / (Deduct):
Non-controlling interests attributable to Woodstar II Class A Units	—	—	4,691	—	—	4,691
Non-controlling interests attributable to unrealized gains/losses	—	—	(155)	2,680	—	2,525
Non-cash equity compensation expense	1,783	1,054	55	950	6,086	9,928
Management incentive fee	—	—	—	—	51,163	51,163
Acquisition and investment pursuit costs	(97)	—	(89)	(108)	—	(294)
Depreciation and amortization	253	91	12,021	3,779	—	16,144
Interest income adjustment for securities	895	—	—	5,896	—	6,791
Extinguishment of debt, net	—	—	—	—	(247)	(247)
Other non-cash items	2	—	110	(2,020)	2	(1,906)
Reversal of GAAP unrealized (gains) / losses on:
Loans	10,243	—	—	(11,177)	—	(934)
Credit loss provision, net	9,397	11,301	—	—	—	20,698
Securities	(11,857)	—	—	(30,766)	—	(42,623)
Woodstar Fund investments	—	—	(6,425)	—	—	(6,425)
Derivatives	(16,690)	(429)	(7,927)	(1,514)	7,095	(19,465)
Foreign currency	346	(96)	(16)	1	—	235
(Earnings) loss from unconsolidated entities	(1,569)	(1,085)	—	(580)	—	(3,234)
Sales of properties	—	—	—	(12,487)	—	(12,487)
Recognition of Distributable realized gains / (losses) on:
Loans	996	—	—	13,287	—	14,283
Realized credit loss	(7,050)	—	—	—	—	(7,050)
Securities	(6,138)	—	—	(3,274)	—	(9,412)
Woodstar Fund investments	—	—	7,182	—	—	7,182
Sale of interest in Woodstar Fund	—	—	196,410	—	—	196,410
Derivatives	3,718	217	(34)	503	—	4,404
Foreign currency	2,340	(91)	16	(1)	—	2,264
Earnings (loss) from unconsolidated entities	1,888	1,085	—	455	—	3,428
Sales of properties	—	—	—	7,508	—	7,508
Distributable Earnings (Loss)	$126,213	$12,402	$202,595	$44,119	$(50,303)	$335,026
Distributable Earnings (Loss) per Weighted Average Diluted Share	$0.41	$0.04	$0.67	$0.15	$(0.17)	$1.10

The following table presents our summarized results of operations and reconciliation to Distributable Earnings for the three months ended March 31, 2021, by business segment (amounts in thousands, except per share data):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Total
Revenues	$190,531	$19,465	$65,144	$44,547	$—	$319,687
Costs and expenses	(56,414)	(12,956)	(59,498)	(32,457)	(71,647)	(232,972)
Other income (loss)	21,161	95	4,608	18,960	(6,843)	37,981
Income (loss) before income taxes	155,278	6,604	10,254	31,050	(78,490)	124,696
Income tax provision	(1,505)	(92)	—	(633)	—	(2,230)
Income attributable to non-controlling interests	(3)	—	(5,077)	(6,008)	—	(11,088)
Net income (loss) attributable to Starwood Property Trust, Inc.	153,770	6,512	5,177	24,409	(78,490)	111,378
Add / (Deduct):
Non-controlling interests attributable to Woodstar II Class A Units	—	—	5,077	—	—	5,077
Non-controlling interests attributable to unrealized gains/losses	—	—	—	2,421	—	2,421
Non-cash equity compensation expense	1,781	300	31	881	7,317	10,310
Management incentive fee	—	—	—	—	13,123	13,123
Acquisition and investment pursuit costs	(164)	—	(89)	—	—	(253)
Depreciation and amortization	247	91	18,161	3,603	—	22,102
Interest income adjustment for securities	(1,300)	—	—	3,995	—	2,695
Extinguishment of debt, net	—	—	—	—	(246)	(246)
Income tax (provision) benefit associated with realized (gains) losses	(6,495)	—	—	405	—	(6,090)
Other non-cash items	3	—	(337)	207	415	288
Reversal of GAAP unrealized (gains) / losses on:
Loans	10,714	—	—	(1,236)	—	9,478
Credit loss (reversal) provision, net	(529)	573	—	—	—	44
Securities	2,050	—	—	(7,170)	—	(5,120)
Derivatives	(27,171)	(745)	(6,446)	(9,719)	9,313	(34,768)
Foreign currency	11,594	49	(25)	63	—	11,681
(Earnings) loss from unconsolidated entities	(1,753)	254	—	(589)	—	(2,088)
Sales of properties	(17,693)	—	—	—	—	(17,693)
Recognition of Distributable realized gains / (losses) on:
Loans	14,553	—	—	4,672	—	19,225
Realized credit loss	(7,757)	—	—	—	—	(7,757)
Securities	(2,861)	—	—	(645)	—	(3,506)
Derivatives	1,950	—	(35)	1,595	—	3,510
Foreign currency	4,784	(10)	25	(63)	—	4,736
Earnings (loss) from unconsolidated entities	3,218	(254)	—	964	—	3,928
Sales of properties	8,298	—	—	—	—	8,298
Distributable Earnings (Loss)	$147,239	$6,770	$21,539	$23,793	$(48,568)	$150,773
Distributable Earnings (Loss) per Weighted Average Diluted Share	$0.49	$0.02	$0.07	$0.08	$(0.16)	$0.50

Three Months Ended March 31, 2022 Compared to the Three Months Ended December 31, 2021

Commercial and Residential Lending Segment

The Commercial and Residential Lending Segment’s Distributable Earnings increased by $104.6 million, from $126.2 million during the fourth quarter of 2021 to $230.8 million in the first quarter of 2022. After making adjustments for the calculation of Distributable Earnings, revenues were $227.7 million, costs and expenses were $79.4 million, other income was $77.4 million and income tax benefit was $5.1 million.

Revenues, consisting principally of interest income on loans, increased by $19.5 million in the first quarter of 2022, primarily due to an increase in interest income from loans of $12.7 million and investment securities of $6.5 million. The increase in interest income from loans reflects (i) a $9.5 million increase from commercial loans, reflecting higher average balances partially offset by the timing effect of certain loans being placed on nonaccrual and (ii) a $3.2 million increase from residential loans principally due to higher average balances reflecting the timing of purchases and securitizations. The increase in interest income from investment securities was primarily due to higher average commercial and RMBS investment balances as well as higher average yields on RMBS.

Costs and expenses increased by $0.4 million in the first quarter of 2022, primarily due to (i) a $7.0 million increase in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio and (ii) a $0.5 million increase in various other costs and expenses, both partially offset by (iii) the nonrecurrence of a $7.1 million commercial loan write-off in the fourth quarter of 2021.

Other income increased by $78.3 million in the first quarter of 2022, primarily due to an $84.7 million gain on sale of a distribution facility previously acquired in foreclosure, partially offset by a $7.8 million unfavorable change in residential loan sale and securitization gains (losses), net of related interest rate derivatives.

Income taxes, which principally relate to the taxable nature of this segment’s residential loan securitization activities which are housed in TRSs, decreased $7.2 million from a provision of $2.1 million to a benefit of $5.1 million primarily due to tax losses of those TRSs in the first quarter of 2022 compared to taxable income of those TRSs in the fourth quarter of 2021. The tax losses were primarily attributable to net unrealized losses on our residential loans during the first quarter of 2022.

Infrastructure Lending Segment

The Infrastructure Lending Segment’s Distributable Earnings increased by $0.2 million, from $12.4 million during the fourth quarter of 2021 to $12.6 million in the first quarter of 2022. After making adjustments for the calculation of Distributable Earnings, revenues were $27.8 million, costs and expenses were $15.1 million and other loss was $0.1 million.

Revenues, consisting principally of interest income on loans, increased by $3.7 million in the first quarter of 2022, primarily due to an increase in interest income from loans of $3.5 million reflecting higher average balances and an increase in prepayment related income.

Costs and expenses increased by $2.1 million in the first quarter of 2022, primarily due to an increase in interest expense reflecting higher average borrowings outstanding.

Other income decreased by $1.4 million to a slight loss in the first quarter of 2022, primarily due to a $0.7 million decrease in earnings from an unconsolidated entity and a $0.5 million loss on extinguishment of debt in the first quarter of 2022.

Property Segment

Distributable Earnings by Portfolio (amounts in thousands)

	For the Three Months Ended
	March 31, 2022	December 31, 2021	Change
Master Lease Portfolio	$4,342	$4,291	$51
Medical Office Portfolio	5,656	4,917	739
Woodstar I Portfolio	—	(4,826)	4,826
Woodstar II Portfolio	—	382	(382)
Woodstar Fund, net of non-controlling interests	12,719	6,279	6,440
Sale of interest in Woodstar Fund	—	191,300	(191,300)
Other/Corporate	(808)	252	(1,060)
Distributable Earnings	$21,909	$202,595	$(180,686)

The Property Segment’s Distributable Earnings decreased by $180.7 million, from $202.6 million during the fourth quarter of 2021 to $21.9 million in the first quarter of 2022. After making adjustments for the calculation of Distributable Earnings, revenues were $22.9 million, costs and expenses were $12.2 million, other income was $14.0 million and the deduction of income attributable to non-controlling interests in the Woodstar Fund was $2.8 million.

Revenues decreased by $15.0 million in the first quarter of 2022, primarily due to the conversion of the Woodstar Portfolios to the Woodstar Fund on November 5, 2021.

Costs and expenses decreased by $18.8 million in the first quarter of 2022, primarily due to the Woodstar Fund conversion referred to above.

Other income decreased by $182.6 million in the first quarter of 2022, primarily due to (i) the nonrecurrence of a $196.4 million Distributable Earnings gain relating to the 20.6% sale of third party investor interests in the Woodstar Fund on November 5, 2021 (excluding $5.1 million of related professional fees included in costs and expenses for both GAAP and Distributable Earnings), partially offset by (ii) an $8.5 million increase in Distributable Earnings of the Woodstar Fund reflecting a full quarter of earnings in the first quarter of 2022 compared to a partial period in the fourth quarter of 2021 subsequent to the November 5, 2021 Woodstar Fund conversion and (iii) the nonrecurrence of a $5.1 million loss on extinguishment of debt in the fourth quarter of 2021 related to the refinancing of certain Woodstar properties before their conversion to the Woodstar Fund.

Income attributable to non-controlling interests in the Woodstar Fund increased $1.9 million in the first quarter of 2022 due to the full quarter of earnings discussed above.

Investing and Servicing Segment

The Investing and Servicing Segment’s Distributable Earnings decreased by $14.3 million, from $44.1 million during the fourth quarter of 2021 to $29.8 million in the first quarter of 2022. After making adjustments for the calculation of Distributable Earnings, revenues were $56.3 million, costs and expenses were $32.2 million, other income was $13.2 million, income tax provision was $2.7 million and the deduction of income attributable to non-controlling interests was $4.8 million.

Revenues decreased by $5.6 million in the first quarter of 2022, primarily due to a $5.2 million decrease in interest income from CMBS. The treatment of CMBS interest income on a GAAP basis is complicated by our application of the ASC 810 consolidation rules. In an attempt to treat these securities similar to the trust’s other investment securities, we compute distributable interest income pursuant to an effective yield methodology. In doing so, we segregate the portfolio into various categories based on the components of the bonds’ cash flows and the volatility related to each of these components. We then accrete interest income on an effective yield basis using the components of cash flows that are reliably estimable. Other minor adjustments are made to reflect management’s expectations for other components of the projected cash flow stream.

Costs and expenses decreased by $0.9 million in the first quarter of 2022.

Other income includes profit realized upon securitization of loans by our conduit business, gains on sales of CMBS and operating properties, gains and losses on derivatives that were either effectively terminated or novated, and earnings from unconsolidated entities. These items are typically offset by a decrease in the fair value of our domestic servicing rights intangible which reflects the expected amortization of this deteriorating asset, net of increases in fair value due to the attainment of new servicing contracts. Derivatives include instruments which hedge interest rate risk and credit risk on our conduit loans and CMBS investments. For GAAP purposes, the loans, CMBS and derivatives are accounted for at fair value, with all changes in fair value (realized or unrealized) recognized in earnings. The adjustments to Distributable Earnings outlined above are also applied to the GAAP earnings of our unconsolidated entities. Other income decreased by $5.8 million in the first quarter of 2022 primarily due to decreased net gains on sales of operating properties.

Income taxes, which principally relate to the taxable nature of this segment’s loan servicing and loan securitization businesses which are housed in TRSs, increased $2.5 million due to higher taxable income of those TRSs in the first quarter of 2022.

Income attributable to non-controlling interests increased $1.3 million, primarily due to non-controlling interests related to the sale of an operating property in the first quarter of 2022.

Corporate

Corporate loss increased by $4.8 million, from $50.3 million during the fourth quarter of 2021 to $55.1 million in the first quarter of 2022, primarily due to a $4.4 million increase in interest expense on higher average outstanding unsecured senior note balances.

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021
Commercial and Residential Lending Segment
The Commercial and Residential Lending Segment’s Distributable Earnings increased by $83.6 million, from $147.2 million during the first quarter of 2021 to $230.8 million in the first quarter of 2022. After making adjustments for the calculation of Distributable Earnings, revenues were $227.7 million, costs and expenses were $79.4 million, other income was $77.4 million and income tax benefit was $5.1 million.
Revenues, consisting principally of interest income on loans, increased by $38.5 million in the first quarter of 2022, primarily due to increases in interest income from loans of $31.9 million and investment securities of $6.2 million. The increase in interest income from loans reflects (i) a $17.2 million increase from commercial loans, reflecting higher average balances partially offset by lower prepayment related income and the timing effect of certain loans being placed on nonaccrual and (ii) a $14.7 million increase from residential loans principally due to higher average balances reflecting the timing of purchases and securitizations. The increase in interest income from investment securities was primarily due to higher commercial and RMBS average investment balances as well as higher average yields on RMBS.
Costs and expenses increased by $16.6 million in the first quarter of 2022, primarily due to (i) a $24.3 million increase in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio, partially offset by (ii) the nonrecurrence of a $7.8 million write-off of an unsecured commercial loan in the first quarter of 2021. The increase in interest expense was primarily due to higher average borrowings outstanding.
Other income increased by $48.6 million in the first quarter of 2022, primarily due to (i) a $76.4 million increased gain on sale of foreclosed properties, partially offset by (ii) a $19.8 million increased loss on residential loan sales and securitizations, net of related interest rate derivatives and (iii) a $4.4 million unfavorable change in Distributable Earnings (Loss) from an unconsolidated residential mortgage originator.
Income taxes, which principally relate to the taxable nature of this segment’s residential loan securitization activities which are housed in TRSs, decreased $13.1 million from a provision of $8.0 million in the first quarter of 2021 to a benefit of $5.1 million in the first quarter of 2022 due to tax losses of those TRSs in the first quarter of 2022 compared to taxable income of those TRSs in the first quarter of 2021. The tax losses were primarily attributable to net unrealized losses on our residential loans during the first quarter of 2022.
Infrastructure Lending Segment
The Infrastructure Lending Segment’s Distributable Earnings increased by $5.8 million, from $6.8 million in the first quarter of 2021 to $12.6 million in the first quarter of 2022. After making adjustments for the calculation of Distributable Earnings, revenues were $27.8 million, costs and expenses were $15.1 million and other loss was $0.1 million.
Revenues, consisting principally of interest income on loans, increased by $8.3 million in the first quarter of 2022, primarily due to an increase in interest income from loans of $8.2 million principally due to higher average balances outstanding and an increase in prepayment related income.
Costs and expenses increased by $3.1 million in the first quarter of 2022, primarily due to an increase in interest expense reflecting higher average borrowings outstanding.
Other loss decreased by $0.5 million in the first quarter of 2022, primarily due to a favorable change in earnings (loss) from an unconsolidated entity.

Property Segment
Distributable Earnings by Portfolio (amounts in thousands)

	For the Three Months Ended March 31,
	2022	2021	Change
Master Lease Portfolio	$4,342	$4,312	$30
Medical Office Portfolio	5,656	5,513	143
Woodstar I Portfolio	—	6,338	(6,338)
Woodstar II Portfolio	—	6,100	(6,100)
Woodstar Fund, net of non-controlling interests	12,719	—	12,719
Other/Corporate	(808)	(724)	(84)
Distributable Earnings	$21,909	$21,539	$370
The Property Segment’s Distributable Earnings increased by $0.4 million, from $21.5 million in the first quarter of 2021 to $21.9 million in the first quarter of 2022. After making adjustments for the calculation of Distributable Earnings, revenues were $22.9 million, costs and expenses were $12.2 million, other income was $14.0 million and the deduction of income attributable to non-controlling interests in the Woodstar Fund was $2.8 million.
Revenues decreased by $41.9 million in the first quarter of 2022, primarily due to the conversion of the Woodstar Portfolios to the Woodstar Fund on November 5, 2021.
Costs and expenses decreased by $29.3 million in the first quarter of 2022, primarily due to the Woodstar Fund conversion referred to above.
Other income increased by $15.8 million in the first quarter of 2022 primarily due to $15.6 million of Distributable Earnings (before non-controlling interests of $2.8 million) from the Woodstar Fund in the first quarter of 2022.
Investing and Servicing Segment
The Investing and Servicing Segment’s Distributable Earnings increased by $6.0 million from $23.8 million during the first quarter of 2021 to $29.8 million in the first quarter of 2022. After making adjustments for the calculation of Distributable Earnings, revenues were $56.3 million, costs and expenses were $32.2 million, other income was $13.2 million, income tax provision was $2.7 million and the deduction of income attributable to non-controlling interests was $4.8 million.
Revenues increased by $7.5 million in the first quarter of 2022, primarily due to (i) a $4.6 million increase in other fee income principally related to the origination of certain loans contributed into CMBS transactions and (ii) a $3.0 million increase in interest income from conduit loans reflecting higher average balances outstanding.
Costs and expenses increased by $4.1 million in the first quarter of 2022, primarily due to an increase in general and administrative expenses reflecting increased incentive compensation principally due to higher securitization net income.
Other income increased by $6.3 million in the first quarter of 2022, primarily due to (i) a $22.3 million increase in realized gains on derivatives, principally related to conduit loans, partially offset by a $15.2 million unfavorable change in realized gains (losses) on conduit loans.
Income taxes, which principally relate to the taxable nature of this segment’s loan servicing and loan securitization businesses which are housed in TRSs, increased $2.5 million due to higher taxable income of those TRSs during the first quarter of 2022.
Income attributable to non-controlling interests increased $1.2 million primarily due to non-controlling interests related to the sale of an operating property in the first quarter of 2022.
Corporate
Corporate loss increased by $6.5 million, from $48.6 million during the first quarter of 2021 to $55.1 million in the first quarter of 2022, primarily due to (i) a $5.1 million increase in interest expense on higher average outstanding term loan and unsecured senior note balances and (ii) a $2.4 million increase in base management fees, partially offset by (iii) a $1.1 million increase in realized gains on fixed-to-floating interest rate swaps which hedge a portion of our unsecured senior notes.
Liquidity and Capital Resources
Liquidity is a measure of our ability to meet our cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make new investments where appropriate, pay dividends to our stockholders, and other general business needs. We closely monitor our liquidity position and believe that we have sufficient current liquidity and access to additional liquidity to meet our financial obligations for at least the next 12 months. Our strategy for managing liquidity and capital resources has not changed since December 31, 2021. Refer to our Form 10-K for a description of these strategies.
Sources of Liquidity
Our primary sources of liquidity are as follows:
Cash Flows for the Three Months Ended March 31, 2022 (amounts in thousands)

	GAAP	VIE Adjustments	Excluding Investing and Servicing VIEs
Net cash provided by operating activities	$154,374	$4	$154,378
Cash Flows from Investing Activities:
Origination, purchase and funding of loans held-for-investment	(1,557,821)	—	(1,557,821)
Proceeds from principal collections and sale of loans	798,969	—	798,969
Purchase and funding of investment securities	(18,139)	(84,357)	(102,496)
Proceeds from sales and collections of investment securities	7,784	22,014	29,798
Proceeds from sales of real estate	147,334	—	147,334
Purchases and additions to properties and other assets	(6,604)	—	(6,604)
Net cash flows from other investments and assets	73,715	—	73,715
Net cash used in investing activities	(554,762)	(62,343)	(617,105)
Cash Flows from Financing Activities:
Proceeds from borrowings	5,843,167	—	5,843,167
Principal repayments on and repurchases of borrowings	(5,153,638)	(101)	(5,153,739)
Payment of deferred financing costs	(21,998)	—	(21,998)
Proceeds from common stock issuances, net of offering costs	162	—	162
Payment of dividends	(146,709)	—	(146,709)
Contributions from non-controlling interests	4,690	—	4,690
Distributions to non-controlling interests	(10,718)	—	(10,718)
Repayment of debt of consolidated VIEs	(84,460)	84,460	—
Distributions of cash from consolidated VIEs	22,014	(22,014)	—
Net cash provided by financing activities	452,510	62,345	514,855
Net increase in cash, cash equivalents and restricted cash	52,122	6	52,128
Cash, cash equivalents and restricted cash, beginning of period	321,914	(590)	321,324
Effect of exchange rate changes on cash	(262)	—	(262)
Cash, cash equivalents and restricted cash, end of period	$373,774	$(584)	$373,190
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
Cash and cash equivalents increased by $52.1 million during the three months ended March 31, 2022, reflecting net cash provided by financing activities of $514.9 million and net cash provided by operating activities of $154.4 million, partially offset by net cash used in investing activities of $617.1 million.

Net cash provided by operating activities of $154.4 million during the three months ended March 31, 2022 related primarily to cash interest income of $176.4 million from our loans and $50.2 million from our investment securities, and sales and principal collections, net of originations and purchases, of loans held-for-sale of $72.1 million. Net rental income provided cash of $22.7 million and servicing fees provided cash of $12.3 million. Offsetting these cash outflows was cash interest expense of $102.3 million, general and administrative expenses of $27.0 million, management fees of $46.0 million and a net change in operating assets and liabilities of $15.3 million.
Net cash used in investing activities of $617.1 million for the three months ended March 31, 2022 related primarily to the origination and acquisition of loans held-for-investment of $1.6 billion and the purchase and funding of investment securities of $102.5 million, partially offset by proceeds received from principal collections and sales of loans of $799.0 million and investment securities of $29.8 million and sales of operating properties for $147.3 million.
Net cash provided by financing activities of $514.9 million for the three months ended March 31, 2022 related primarily to borrowings on our debt, net of repayments and deferred loan costs, of $667.4 million, partially offset by dividend distributions of $146.7 million.

Our Investment Portfolio
The following is a review of our investment portfolio by segment.
Commercial and Residential Lending Segment
The following table sets forth the amount of each category of investments we owned across various property types within our Commercial and Residential Lending Segment as of March 31, 2022 and December 31, 2021 (dollars in thousands):

	Face Amount	Carrying Value		Asset Specific Financing	Net Investment	Unlevered Return on Asset (6)
March 31, 2022
First mortgages (1)	$13,674,735	$13,586,767		$9,362,989	$4,223,778	5.1%
Subordinated mortgages (2)	72,399	70,934		—	70,934	11.9%
Mezzanine loans (1)	422,752	424,835		—	424,835	11.6%
Residential loans, fair value option	57,792	55,621		30,754	24,867	6.0%	(5)
Other loans	18,599	17,138		—	17,138	13.3%
Loans held-for-sale, fair value option, residential	2,331,997	2,299,153		1,584,841	714,312	4.3%	(5)
RMBS, available-for-sale	215,224	134,406		90,579	43,827	12.4%
RMBS, fair value option	179,896	311,292	(3)	47,941	263,351	12.7%
CMBS, fair value option	102,900	98,242	(3)	49,798	48,444	5.2%
HTM debt securities (4)	650,209	652,508		113,143	539,365	6.7%
Credit loss allowance	—	(48,379)		—	(48,379)
Equity security	12,004	11,619		—	11,619
Investments in unconsolidated entities	N/A	43,349		—	43,349
Properties, net	N/A	104,901		—	104,901
	$17,738,507	$17,762,386		$11,280,045	$6,482,341

December 31, 2021
First mortgages (1)	$13,057,621	$12,981,196		$9,116,486	$3,864,710	5.2%
Subordinated mortgages (2)	72,371	70,771		—	70,771	11.8%
Mezzanine loans (1)	415,155	417,504		—	417,504	10.9%
Residential loans, fair value option	60,133	59,225		36,934	22,291	6.0%	(5)
Other loans	19,029	17,424		—	17,424	13.3%
Loans held-for-sale, fair value option, residential	2,525,910	2,590,005		1,808,372	781,633	4.2%	(5)
RMBS, available-for-sale	221,806	143,980		97,354	46,626	11.8%
RMBS, fair value option	127,437	250,424	(3)	37,213	213,211	12.6%
CMBS, fair value option	102,900	98,211	(3)	49,798	48,413	5.2%
HTM debt securities (4)	655,557	656,915		113,143	543,772	6.7%
Credit loss allowance	—	(52,302)		—	(52,302)
Equity security	12,366	11,624		—	11,624
Investments in unconsolidated entities	N/A	44,938		—	44,938
Properties, net	N/A	124,503		49,483	75,020
	$17,270,285	$17,414,418		$11,308,783	$6,105,635
__________________________________________
(1)First mortgages include first mortgage loans and any contiguous mezzanine loan components because as a whole, the expected credit quality of these loans is more similar to that of a first mortgage loan. The application of this methodology resulted in mezzanine loans with carrying values of $1.3 billion and $1.4 billion being classified as first mortgages as of March 31, 2022 and December 31, 2021, respectively.
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
(6)Excludes loans for which interest income is not recognized.
As of March 31, 2022 and December 31, 2021, our Commercial and Residential Lending Segment’s investment portfolio, excluding residential loans, RMBS, properties and other investments, had the following characteristics based on carrying values:

Collateral Property Type	March 31, 2022	December 31, 2021
Multifamily	31.8%	27.3%
Office	26.6%	29.5%
Hotel	16.9%	19.0%
Mixed Use	11.1%	11.5%
Industrial	5.9%	5.6%
Residential	2.5%	1.6%
Retail	1.8%	2.1%
Other	3.4%	3.4%
	100.0%	100.0%

Geographic Location	March 31, 2022	December 31, 2021
U.S. Regions:
North East	19.0%	20.0%
West	13.9%	15.1%
South West	16.1%	13.0%
South East	13.7%	12.9%
Mid Atlantic	10.0%	10.8%
Midwest	3.0%	3.4%
International:
United Kingdom	15.2%	15.8%
Other Europe	5.0%	5.1%
Bahamas/Bermuda	2.0%	2.1%
Australia	2.1%	1.8%
	100.0%	100.0%

Infrastructure Lending Segment
The following table sets forth the amount of each category of investments we owned within our Infrastructure Lending Segment as of March 31, 2022 and December 31, 2021 (dollars in thousands):

	Face Amount	Carrying Value	Asset Specific Financing	Net Investment	Unlevered Return on Asset
March 31, 2022
First priority infrastructure loans and HTM securities	$2,243,207	$2,208,582	$1,736,500	$472,082	5.3%
Credit loss allowance	—	(23,266)	—	(23,266)
Investments in unconsolidated entities	—	27,061	—	27,061
	$2,243,207	$2,212,377	$1,736,500	$475,877

December 31, 2021
First priority infrastructure loans and HTM securities	$2,116,836	$2,082,927	$1,630,866	$452,061	5.1%
Credit loss allowance	—	(23,578)	—	(23,578)
Investments in unconsolidated entities	—	26,255	—	26,255
	$2,116,836	$2,085,604	$1,630,866	$454,738
As of March 31, 2022 and December 31, 2021, our Infrastructure Lending Segment’s investment portfolio had the following characteristics based on carrying values:

Collateral Type	March 31, 2022	December 31, 2021
Natural gas power	63.0%	61.0%
Midstream/downstream oil & gas	33.8%	33.2%
Renewable power	1.7%	1.8%
Other thermal power	1.5%	4.0%
	100.0%	100.0%

Geographic Location	March 31, 2022	December 31, 2021
U.S. Regions:
North East	41.4%	41.5%
Midwest	19.6%	18.9%
South West	19.6%	19.5%
South East	8.3%	8.8%
West	4.4%	4.3%
Mid-Atlantic	1.4%	1.6%
Other	2.2%	2.1%
International:
Mexico	1.9%	2.0%
Other	1.2%	1.3%
	100.0%	100.0%

Property Segment
The following table sets forth the amount of each category of investments held within our Property Segment as of March 31, 2022 and December 31, 2021 (amounts in thousands):

	March 31, 2022	December 31, 2021
Properties, net	$880,392	$887,553
Lease intangibles, net	31,908	33,151
Woodstar Fund	1,264,160	1,040,309
	$2,176,460	$1,961,013
The following table sets forth our net investment and other information regarding the Property Segment’s properties and lease intangibles as of March 31, 2022 (dollars in thousands):

	Carrying Value	Asset Specific Financing	Net Investment	Occupancy Rate	Weighted Average Remaining Lease Term
Office—Medical Office Portfolio	$762,587	$594,852	$167,735	91.6%	5.8 years
Retail—Master Lease Portfolio	343,790	193,125	150,665	100.0%	20.1 years
Subtotal—undepreciated carrying value	1,106,377	787,977	318,400
Accumulated depreciation and amortization	(194,077)	—	(194,077)
Net carrying value	$912,300	$787,977	$124,323
As of March 31, 2022 and December 31, 2021, our Property Segment’s investment portfolio had the following geographic characteristics based on carrying values:

Geographic Location	March 31, 2022	December 31, 2021
South East	62.3%	62.3%
South West	10.3%	10.3%
Midwest	10.0%	10.0%
North East	9.5%	9.5%
West	7.9%	7.9%
	100.0%	100.0%

Investing and Servicing Segment
The following table sets forth the amount of each category of investments we owned within our Investing and Servicing Segment as of March 31, 2022 and December 31, 2021 (amounts in thousands):

	Face Amount	Carrying Value		Asset Specific Financing		Net Investment
March 31, 2022
CMBS, fair value option	$2,652,603	$1,155,469	(1)	$376,555	(2)	$778,914
Intangible assets - servicing rights	N/A	58,682	(3)	—		58,682
Lease intangibles, net	N/A	10,221		—		10,221
Loans held-for-sale, fair value option, commercial	392,505	385,359		259,299		126,060
Loans held-for-investment	9,823	9,823		—		9,823
Investments in unconsolidated entities	N/A	33,878	(4)	—		33,878
Properties, net	N/A	137,064		138,606		(1,542)
	$3,054,931	$1,790,496		$774,460		$1,016,036
December 31, 2021
CMBS, fair value option	$2,694,413	$1,165,395	(1)	$380,004	(2)	$785,391
Intangible assets - servicing rights	N/A	58,899	(3)	—		58,899
Lease intangibles, net	N/A	11,342		—		11,342
Loans held-for-sale, fair value option, commercial	289,761	286,795		173,430		113,365
Loans held-for-investment	9,903	9,903		—		9,903
Investments in unconsolidated entities	N/A	34,160	(4)	—		34,160
Properties, net	N/A	154,331		160,803		(6,472)
	$2,994,077	$1,720,825		$714,237		$1,006,588
______________________________________________

(1)Includes $1.13 billion and $1.14 billion of CMBS eliminated in consolidation against VIE liabilities pursuant to ASC 810 as of March 31, 2022 and December 31, 2021. Also includes $190.6 million and $182.6 million of non-controlling interests in the consolidated entities which hold certain of these CMBS as of March 31, 2022 and December 31, 2021, respectively.
(2)Includes $38.8 million and $35.8 million of non-controlling interests in the consolidated entities which hold certain debt balances as of March 31, 2022 and December 31, 2021, respectively.
(3)Includes $40.8 million and $42.1 million of servicing rights intangibles eliminated in consolidation against VIE assets pursuant to ASC 810 as of March 31, 2022 and December 31, 2021, respectively.
(4)Includes $15.0 million and $15.3 million of investments in unconsolidated entities eliminated in consolidation against VIE assets pursuant to ASC 810 as of March 31, 2022 and December 31, 2021, respectively.

Our REIS Equity Portfolio, as described in Note 6 to the Condensed Consolidated Financial Statements, had the following characteristics based on carrying values of $132.5 million and $150.9 million as of March 31, 2022 and December 31, 2021, respectively:

Property Type	March 31, 2022	December 31, 2021
Retail	44.1%	37.9%
Office	28.0%	37.4%
Mixed Use	10.3%	9.0%
Self-storage	9.0%	8.0%
Multifamily	6.1%	5.4%
Hotel	2.5%	2.3%
	100.0%	100.0%

Geographic Location	March 31, 2022	December 31, 2021
North East	35.6%	31.8%
South East	8.0%	18.9%
South West	7.5%	6.6%
West	20.3%	18.1%
Mid Atlantic	17.4%	14.5%
Midwest	11.2%	10.1%
	100.0%	100.0%

New Credit Facilities and Amendments
Refer to Note 10 of our Condensed Consolidated Financial Statements for a detailed discussion of new credit facilities and amendments to existing credit facilities executed since December 31, 2021.
Secured Borrowings
The following table is a summary of our secured borrowings as of March 31, 2022 (dollars in thousands):

	Current Maturity		Extended Maturity (a)		Weighted Average Pricing		Pledged Asset Carrying Value		Maximum Facility Size		Outstanding Balance		Approved but Undrawn Capacity (b)	Unallocated Financing Amount (c)
Repurchase Agreements:
Commercial Loans	Aug 2022 to Jul 2026	(d)	Jun 2025 to Dec 2030	(d)	Index + 1.98%	(e)	$9,013,669		$11,572,553	(f)	$6,121,160		$549,422	$4,901,971
Residential Loans	Feb 2023 to Dec 2023		N/A		Index + 1.93%		1,965,289		2,850,000		1,594,785		15,089	1,240,126
Infrastructure Loans	Sep 2024		Sep 2026		LIBOR + 2.00%		310,044		650,000		256,044		—	393,956
Conduit Loans	Feb 2023 to Jun 2024		Feb 2024 to Jun 2025		Index + 2.04%		333,827		650,000		260,177		—	389,823
CMBS/RMBS	Dec 2022 to May 2031	(g)	Mar 2023 to Nov 2031	(g)	(h)		1,213,883		827,204		688,316	(i)	—	138,888
Total Repurchase Agreements							12,836,712		16,549,757		8,920,482		564,511	7,064,764
Other Secured Financing:
Borrowing Base Facility	Nov 2024		Oct 2026		SOFR + 2.11%		193,173		750,000	(j)	100,742		43,890	605,368
Commercial Financing Facilities	Dec 2023 to Jan 2025		Jan 2027 to Dec 2030		Index + 1.66%		255,131		241,981		207,051		—	34,930
Residential Financing Facility	Mar 2024		Mar 2027		2.45%		386,635		500,000		22,948		294,067	182,985
Infrastructure Financing Facilities	Jul 2022 to Oct 2022		Oct 2024 to Jul 2027		Index + 2.03%		820,121		1,250,000		653,312		—	596,688
Property Mortgages - Fixed rate	Nov 2024 to Sep 2029	(k)	N/A		4.35%		387,022		272,321		272,321		—	—
Property Mortgages - Variable rate	Nov 2022 to Dec 2025		N/A		(l)		655,967		654,900		640,541		—	14,359
Term Loan and Revolver	(m)		N/A		(m)		N/A	(m)	936,756		786,756		150,000	—
STWD 2022-FL3 CLO	Nov 2038		N/A		SOFR + 1.64%		1,011,426		842,500		842,500		—	—
STWD 2021-HTS SASB	Apr 2034		N/A		LIBOR + 2.22%		230,609		210,091		210,091		—	—
STWD 2021-FL2 CLO	Apr 2038		N/A		LIBOR + 1.50%		1,280,262		1,077,375		1,077,375		—	—
STWD 2019-FL1 CLO	Jul 2038		N/A		SOFR + 1.36%		1,031,438		865,225		865,225		—	—
STWD 2021-SIF2 CLO	Jan 2033		N/A		SOFR + 1.89%		504,479		410,000		410,000		—	—
STWD 2021-SIF1 CLO	Apr 2032		N/A		LIBOR + 1.80%		506,443		410,000		410,000		—	—
Total Other Secured Financing							7,262,706		8,421,149		6,498,862		487,957	1,434,330
							$20,099,418		$24,970,906		$15,419,344		$1,052,468	$8,499,094
Unamortized net discount											(3,989)
Unamortized deferred financing costs											(85,889)
											$15,329,466
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
(e)Certain facilities with an outstanding balance of $2.1 billion as of March 31, 2022 are indexed to GBP LIBOR, EURIBOR, BBSY and SONIA. The remainder are indexed to USD LIBOR and SOFR.
(f)Certain facilities with an aggregate initial maximum facility size of $10.7 billion may be increased to $11.6 billion, subject to certain conditions. The $11.6 billion amount includes such upsizes.
(g)Certain facilities with an outstanding balance of $284.1 million as of March 31, 2022 carry a rolling 11-month or 12-month term which may reset monthly or quarterly with the lender's consent. These facilities carry no maximum facility size.
(h)A facility with an outstanding balance of $240.5 million as of March 31, 2022 has a weighted average fixed annual interest rate of 3.20%. All other facilities are variable rate with a weighted average rate of Index + 1.89%.

(i)Includes: (i) $240.5 million outstanding on a repurchase facility that is not subject to margin calls; and (ii) $38.8 million outstanding on one of our repurchase facilities that represents the 49% pro rata share owed by a non-controlling partner in a consolidated joint venture (see Note 15 to the Condensed Consolidated Financial Statements).
(j)The maximum facility size as of March 31, 2022 of $650.0 million is scheduled to decline to $450.0 million as of December 31, 2022 and may be increased to $750.0 million, subject to certain conditions.
(k)The weighted average maturity is 5.3 years as of March 31, 2022.
(l)Includes a $600.0 million first mortgage and mezzanine loan secured by our Medical Office Portfolio. This debt has a weighted average interest rate of LIBOR + 2.07% that we swapped to a fixed rate of 3.34%. The remainder have a weighted average rate of Index + 2.35%.
(m)Consists of: (i) a $786.8 million term loan facility that matures in July 2026, of which $390.0 million has an annual interest rate of LIBOR + 2.50% and $396.8 million has an annual interest rate of LIBOR + 3.25%, subject to a 0.75% LIBOR floor, and (ii) a $150.0 million revolving credit facility that matures in April 2026 with an annual interest rate of SOFR + 2.50%. These facilities are secured by the equity interests in certain of our subsidiaries which totaled $4.8 billion as of March 31, 2022.

The above table no longer reflects property mortgages of the Woodstar Portfolios which, as discussed in Notes 2 and 7 to the Condensed Consolidated Financial Statements, are now reflected within “Investments of consolidated affordable housing fund” on our condensed consolidated balance sheets.
Refer to Note 10 to the Condensed Consolidated Financial Statements for further disclosure regarding the terms of our secured financing arrangements.
Variance between Average and Quarter-End Credit Facility Borrowings Outstanding
The following table compares the average amount outstanding under our secured financing agreements during each quarter and the amount outstanding as of the end of each quarter, together with an explanation of significant variances (amounts in thousands):

Quarter Ended	Quarter-End Balance	Weighted-Average Balance During Quarter	Variance	Explanations for Significant Variances
December 31, 2021	15,288,261	14,428,687	859,574	(a)
March 31, 2022	15,419,344	15,645,668	(226,324)	(b)
_____________________________________________
(a)Variance primarily due to (i) late quarter draws on commercial, residential and infrastructure loan facilities given the majority of the quarter’s loan closings were back-ended to the last half of the quarter; offset by (ii) the accounting for the Woodstar Fund, which requires property level debt to be presented net within investments of consolidated affordable housing fund.
(b)Variance primarily due to sales and securitizations that occurred late in the quarter.
Borrowings under Unsecured Senior Notes
During the three months ended March 31, 2022 and 2021, the weighted average effective borrowing rate on our unsecured senior notes was 4.8% and 5.4%, respectively. The effective borrowing rate includes the effects of underwriter purchase discount.
Refer to Note 11 to the Condensed Consolidated Financial Statements for further disclosure regarding the terms of our unsecured senior notes.

Scheduled Principal Repayments on Investments and Overhang on Financing Facilities
The following scheduled and/or projected principal repayments on our investments were based on amounts outstanding and extended contractual maturities of those investments as of March 31, 2022. The projected and/or required repayments of financing were based on the earlier of (i) the extended contractual maturity of each credit facility or (ii) the extended contractual maturity of each of the investments that have been pledged as collateral under the respective credit facility (amounts in thousands):

	Scheduled Principal Repayments on Loans and HTM Securities	Scheduled/Projected Principal Repayments on RMBS and CMBS	Projected/Required Repayments of Financing	Scheduled Principal Inflows Net of Financing Outflows
Second Quarter 2022	$239,451	$5,342	$(217,479)	$27,314
Third Quarter 2022	273,047	14,948	(114,734)	173,261
Fourth Quarter 2022	937,200	14,983	(484,778)	467,405
First Quarter 2023	286,002	9,764	(1,254,527)	(958,761)	(1)
Total	$1,735,700	$45,037	$(2,071,518)	$(290,781)
__________________________________________________
(1)Shortfall primarily relates to: (i) $799.1 million of repayments under a Residential Loans repurchase facility that carries a one-year term which we can extend every three months with the lender’s consent, and (ii) $270.7 million of repayments under a securities facility which carries a rolling 12-month term that we have historically extended, and intend to continue to extend with lender’s consent.
In the normal course of business, the Company is in discussions with its lenders to extend, amend or replace any financing facilities which contain near term expirations.
Issuances of Equity Securities
We may raise funds through capital market transactions by issuing capital stock. There can be no assurance, however, that we will be able to access the capital markets at any particular time or on any particular terms. We have authorized 100,000,000 shares of preferred stock and 500,000,000 shares of common stock. At March 31, 2022, we had 100,000,000 shares of preferred stock available for issuance and 193,087,695 shares of common stock available for issuance.
Other Potential Sources of Financing
In the future, we may also use other sources of financing to fund the acquisition of our target assets and maturities of our unsecured senior notes, including other secured as well as unsecured forms of borrowing and sale of senior loan interests and other assets.
Leverage Policies
Our strategies with regards to use of leverage have not changed significantly since December 31, 2021. Refer to our Form 10-K for a description of our strategies regarding use of leverage.
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

The Company’s board of directors declared the following dividends during the three months ended March 31, 2022:

Declaration Date	Record Date	Payment Date	Amount	Frequency
3/14/22	3/31/22	4/15/22	$0.48	Quarterly
Contractual Obligations and Commitments
Our material contractual obligations and commitments as of March 31, 2022 are as follows (amounts in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Secured financings (a)	$11,604,153	$1,162,405	$2,065,825	$6,413,846	$1,962,077
CLOs and SASB (b)	3,815,191	288,775	1,132,769	2,280,292	113,355
Unsecured senior notes	2,350,000	—	1,450,000	900,000	—
Future loan commitments:
Commercial Lending (c)	2,835,054	1,769,208	930,186	135,660	—
Residential Lending (d)	1,156,730	1,156,730	—	—	—
Infrastructure Lending (e)	167,729	166,929	800	—	—
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

(c)Excludes $297.2 million of loan funding commitments in which management projects the Company will not be obligated to fund in the future due to repayments made by the borrower earlier than, or in excess of, expectations.

(d)Represents outstanding residential loan purchase commitments.

(e)Represents contractual commitments of $135.1 million under revolvers and letters of credit, $12.1 million under delayed draw term loans and $20.6 million of outstanding infrastructure loan purchase commitments.
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
Critical Accounting Estimates
Refer to the section of our Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” for a full discussion of our critical accounting estimates. Our critical accounting estimates have not materially changed since December 31, 2021.

Recent Accounting Developments
Refer to Note 2 to the Condensed Consolidated Financial Statements for a discussion of recent accounting developments and the expected impact to the Company.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We seek to manage our risks related to the credit quality of our assets, interest rates, liquidity, prepayment speeds and market value while, at the same time, seeking to provide an opportunity to stockholders to realize attractive risk-adjusted returns through ownership of our capital stock. While we do not seek to avoid risk completely, we believe the risk can be quantified from historical experience and seek to actively manage that risk, to earn sufficient compensation to justify taking those risks and to maintain capital levels consistent with the risks we undertake. Our strategies for managing risk and our exposure to such risks, as described in Item 7A of our Form 10-K, have not changed materially since December 31, 2021 except as described below.
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
We seek to further manage credit risk associated with our Investing and Servicing Segment loans held-for-sale through the purchase of credit instruments. The following table presents our credit instruments as of March 31, 2022 and December 31, 2021 (dollars in thousands):

	Face Value of Loans Held-for-Sale	Aggregate Notional Value of Credit Instruments	Number of Credit Instruments
March 31, 2022	$72,425	$84,000	4
December 31, 2021	$289,761	$49,000	3
Interest Rate Risk
Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. We are subject to interest rate risk in connection with our investments and the related financing obligations. In general, we seek to match the interest rate characteristics of our investments with the interest rate characteristics of any related financing obligations such as repurchase agreements, bank credit facilities, term loans, revolving facilities and securitizations. In instances where the interest rate characteristics of an investment and the related financing obligation are not matched, we mitigate such interest rate risk through the utilization of interest rate derivatives of the same duration. The following table presents financial instruments where we have utilized interest rate derivatives to hedge interest rate risk and the related interest rate derivatives as of March 31, 2022 and December 31, 2021 (dollars in thousands):

	Face Value of Hedged Instruments	Aggregate Notional Value of Credit Instruments	Number of Credit Instruments
Instrument hedged as of March 31, 2022
Loans held-for-sale	$2,404,422	$2,066,900	37
RMBS, available-for-sale	215,224	85,000	2
CMBS, fair value option	76,590	71,000	2
HTM debt securities	13,759	13,759	1
Secured financing agreements	705,216	1,422,675	10
Unsecured senior notes	1,000,000	970,000	2
	$4,415,211	$4,629,334	54
Instrument hedged as of December 31, 2021
Loans held-for-sale	$2,815,671	$2,135,800	62
RMBS, available-for-sale	221,806	85,000	2
CMBS, fair value option	79,651	71,000	2
HTM debt securities	14,283	14,283	1
Secured financing agreements	754,620	1,425,396	10
Unsecured senior notes	500,000	470,000	1
	$4,386,031	$4,201,479	78
The following table summarizes the estimated annual change in net investment income for our variable rate investments and our variable rate debt assuming increases or decreases in LIBOR or other applicable index rates and adjusted for the effects of our interest rate hedging activities (amounts in thousands):

Income (Expense) Subject to Interest Rate Sensitivity	Variable rate investments and indebtedness (1)	0.5% Increase	1.0% Increase	1.50% Increase	2.0% Increase
Investment income from variable rate investments	$16,349,800	$60,598	$129,999	$205,407	$285,571
Interest expense from variable rate debt, net of interest rate derivatives	(12,018,188)	(61,186)	(124,618)	(188,160)	(251,597)
Net investment income from variable rate instruments	$4,331,612	$(588)	$5,381	$17,247	$33,974
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

As of March 31, 2022, daily compounded SONIA is utilized as the floating benchmark rate on $2.2 billion of our loans and $1.7 billion of our debt outstanding, while SOFR is utilized as the floating benchmark rate on $2.1 billion of our loans and $3.8 billion of our debt outstanding~~.~~

At this time, it is not possible to predict how markets will respond to SOFR, SONIA, or other alternative reference rates as the transition away from USD LIBOR and GBP LIBOR proceeds. The resulting changes to benchmark interest rates could increase our financing costs and/or result in mismatches between the interest rates of our investments and the corresponding financings.

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
The following table represents our assets and liabilities that are denominated in foreign currencies as well as our expected future net interest receipts (amounts in thousands):

	March 31, 2022
	GBP	EUR	AUD
Foreign currency assets	£1,751,623	€678,571	A$	406,807
Foreign currency liabilities	(1,281,997)	(250,869)	(279,088)
Foreign currency contracts - notional	(548,666)	(500,544)	(131,116)
Expected future net interest cash flows	79,040	72,842	3,397
Net exposure to exchange rate fluctuations	£—	€—	A$	—
Net exposure to exchange rate fluctuations in USD (1)	$—	$—		$—
______________________________________________________________________________________________________________________

(1)     Represents the U.S. dollar equivalent using the GBP closing rate of 1.3133, EUR closing rate of 1.1069 and AUD closing rate of 0.7480 as of March 31, 2022.

Substantially all of our net asset exposure to the GBP, EUR, and AUD has been hedged with foreign currency forward contracts as of March 31, 2022, as indicated in the table above. Refer to Note 13 of the Condensed Consolidated Financial Statements for further detail regarding our foreign currency derivatives and their contractual maturities.
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
Changes in Internal Control Over Financial Reporting. No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
There were no unregistered sales of securities during the three months ended March 31, 2022.
Issuer Purchases of Equity Securities
There were no purchases of common stock during the three months ended March 31, 2022.
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

10.1	Starwood Property Trust, Inc. Employee Stock Purchase Plan

10.2	Starwood Property Trust, Inc. 2022 Manager Equity Plan

10.3	Starwood Property Trust, Inc. 2022 Equity Plan

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STARWOOD PROPERTY TRUST, INC.

Date: May 4, 2022	By:	/s/ BARRY S. STERNLICHT
Barry S. Sternlicht Chief Executive Officer Principal Executive Officer

Date: May 4, 2022	By:	/s/ RINA PANIRY
Rina Paniry Chief Financial Officer, Treasurer, Chief Accounting Officer and Principal Financial Officer