Form 10-Q
period 2022-06-30
STARWOOD PROPERTY TRUST, INC.
filed 2022-08-04
CIK 1465128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of July 29, 2022 was 309,221,274.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited, amounts in thousands, except share data)

	As of June 30,	As of December 31,
	2022	2021
Assets:
Cash and cash equivalents	$272,174	$217,362
Restricted cash	64,632	104,552
Loans held-for-investment, net of credit loss allowances of $77,449 and $67,270 ($55,301 and $59,225 held at fair value)	17,895,789	15,536,849
Loans held-for-sale ($2,173,031 and $2,876,800 held at fair value)	2,236,647	2,876,800
Investment securities, net of credit loss allowances of $4,505 and $8,610 ($155,597 and $177,848 held at fair value)	913,360	860,984
Properties, net	1,225,979	1,166,387
Investments of consolidated affordable housing fund, at fair value	1,558,850	1,040,309
Investments in unconsolidated entities	85,510	90,097
Goodwill	259,846	259,846
Intangible assets ($17,499 and $16,780 held at fair value)	74,964	63,564
Derivative assets	128,727	48,216
Accrued interest receivable	131,660	116,262
Other assets	257,185	188,626
Variable interest entity (“VIE”) assets, at fair value	57,993,563	61,280,543
Total Assets	$83,098,886	$83,850,397
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$273,414	$189,696
Related-party payable	30,754	76,371
Dividends payable	149,991	147,624
Derivative liabilities	55,137	13,421
Secured financing agreements, net	13,147,447	12,576,850
Collateralized loan obligations and single asset securitization, net	3,764,151	2,616,116
Unsecured senior notes, net	2,324,772	1,828,590
VIE liabilities, at fair value	56,256,080	59,752,922
Total Liabilities	76,001,746	77,201,590
Commitments and contingencies (Note 22)
Temporary Equity: Redeemable non-controlling interests	322,753	214,915
Permanent Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Preferred stock, $0.01 per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 per share, 500,000,000 shares authorized, 316,660,535 issued and 309,211,844 outstanding as of June 30, 2022 and 312,268,944 issued and 304,820,253 outstanding as of December 31, 2021	3,167	3,123
Additional paid-in capital	5,766,533	5,673,376
Treasury stock (7,448,691 shares)	(138,022)	(138,022)
Accumulated other comprehensive income	28,970	40,953
Retained earnings	733,348	493,106
Total Starwood Property Trust, Inc. Stockholders’ Equity	6,393,996	6,072,536
Non-controlling interests in consolidated subsidiaries	380,391	361,356
Total Permanent Equity	6,774,387	6,433,892
Total Liabilities and Equity	$83,098,886	$83,850,397
________________________________________________________
Note: In addition to the VIE assets and liabilities which are separately presented, our condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021 include assets of $4.5 billion and $3.1 billion, respectively, and liabilities of $3.8 billion and $2.6 billion, respectively, related to consolidated collateralized loan obligations (“CLOs”) and a single asset securitization (“SASB”), which are considered to be VIEs. The CLOs’ and SASB’s assets can only be used to settle obligations of the CLOs and SASB, and the CLOs’ and SASB’s liabilities do not have recourse to Starwood Property Trust, Inc. Refer to Note 15 for additional discussion of VIEs.

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited, amounts in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Interest income from loans	$261,150	$189,272	$494,769	$379,847
Interest income from investment securities	15,306	10,648	29,289	22,258
Servicing fees	12,553	10,864	22,545	19,266
Rental income	31,524	77,119	63,104	153,457
Other revenues	5,053	2,964	9,871	3,269
Total revenues	325,586	290,867	619,578	578,097
Costs and expenses:
Management fees	31,624	29,250	86,919	67,986
Interest expense	152,618	109,653	279,069	213,027
General and administrative	45,005	45,265	89,326	83,901
Acquisition and investment pursuit costs	517	407	939	592
Costs of rental operations	10,598	30,731	19,888	59,476
Depreciation and amortization	12,240	22,477	23,887	44,951
Credit loss provision (reversal), net	8,438	(11,844)	4,780	(11,800)
Other expense	1,258	—	1,313	685
Total costs and expenses	262,298	225,939	506,121	458,818
Other income (loss):
Change in net assets related to consolidated VIEs	8,373	12,509	35,122	52,254
Change in fair value of servicing rights	(365)	1,299	719	503
Change in fair value of investment securities, net	(1,245)	1,508	(1,600)	1,202
Change in fair value of mortgage loans, net	(113,480)	45,867	(239,263)	36,389
Income from affordable housing fund investments	307,165	—	541,206	—
Earnings from unconsolidated entities	3,865	2,226	2,955	3,960
Gain on sale of investments and other assets, net	138	8,731	98,606	26,424
Gain (loss) on derivative financial instruments, net	128,583	(10,009)	255,851	23,980
Foreign currency (loss) gain, net	(78,602)	2,627	(105,883)	(9,054)
Loss on extinguishment of debt	—	(1,182)	(823)	(1,698)
Other loss, net	(33,809)	(5,473)	(34,572)	(5,452)
Total other income	220,623	58,103	552,318	128,508
Income before income taxes	283,911	123,031	665,775	247,787
Income tax (provision) benefit	(2,206)	3,353	244	1,123
Net income	281,705	126,384	666,019	248,910
Net income attributable to non-controlling interests	(69,418)	(10,074)	(129,133)	(21,222)
Net income attributable to Starwood Property Trust, Inc.	$212,287	$116,310	$536,886	$227,688

Earnings per share data attributable to Starwood Property Trust, Inc.:
Basic	$0.68	$0.40	$1.72	$0.79
Diluted	$0.67	$0.40	$1.69	$0.78
See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited, amounts in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$281,705	$126,384	$666,019	$248,910
Other comprehensive income (loss) (net change by component):
Available-for-sale securities	(6,699)	(344)	(11,983)	(2,747)
Foreign currency translation	—	—	—	64
Other comprehensive loss	(6,699)	(344)	(11,983)	(2,683)
Comprehensive income	275,006	126,040	654,036	246,227
Less: Comprehensive income attributable to non-controlling interests	(69,418)	(10,074)	(129,133)	(21,222)
Comprehensive income attributable to Starwood Property Trust, Inc.	$205,588	$115,966	$524,903	$225,005
See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity
For the Three Months Ended June 30, 2022 and 2021
(Unaudited, amounts in thousands, except share data)

	Temporary Equity	Common stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Starwood Property Trust, Inc. Stockholders’ Equity	Non- Controlling Interests	Total Permanent Equity
		Shares	Par Value		Shares	Amount
Balance, March 31, 2022	$261,685	314,360,996	$3,144	$5,709,027	7,448,691	$(138,022)	$669,877	$35,669	$6,279,695	$368,273	$6,647,968
Proceeds from ATM Agreement	—	1,415,564	14	33,307	—	—	—	—	33,321	—	33,321
Proceeds from DRIP Plan	—	12,208	—	284	—	—	—	—	284	—	284
Equity offering costs	—	—	—	(667)	—	—	—	—	(667)	—	(667)
Share-based compensation	—	224,639	3	9,904	—	—	—	—	9,907	—	9,907
Manager fees paid in stock	—	647,128	6	14,678	—	—	—	—	14,684	—	14,684
Net income	62,783	—	—	—	—	—	212,287	—	212,287	6,635	218,922
Dividends declared, $0.48 per share	—	—	—	—	—	—	(148,816)	—	(148,816)	—	(148,816)
Other comprehensive loss, net	—	—	—	—	—	—	—	(6,699)	(6,699)	—	(6,699)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	17,236	17,236
Distributions to non-controlling interests	(1,715)	—	—	—	—	—	—	—	—	(11,753)	(11,753)
Balance, June 30, 2022	$322,753	316,660,535	$3,167	$5,766,533	7,448,691	$(138,022)	$733,348	$28,970	$6,393,996	$380,391	$6,774,387

Balance, March 31, 2021	$—	294,300,251	$2,943	$5,225,037	7,448,691	$(138,022)	$(654,750)	$41,654	$4,476,862	$377,923	$4,854,785
Proceeds from DRIP Plan	—	8,936	—	226	—	—	—	—	226	—	226
Redemption of Class A Units	—	338,002	3	7,074	—	—	—	—	7,077	(7,077)	—
Share-based compensation	—	343,331	3	9,594	—	—	—	—	9,597	—	9,597
Manager fees paid in stock	—	267,378	3	6,559	—	—	—	—	6,562	—	6,562
Net income	—	—	—	—	—	—	116,310	—	116,310	10,074	126,384
Dividends declared, $0.48 per share	—	—	—	—	—	—	(138,935)	—	(138,935)	—	(138,935)
Other comprehensive loss, net	—	—	—	—	—	—	—	(344)	(344)	—	(344)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	2,569	2,569
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	(9,144)	(9,144)
Balance, June 30, 2021	$—	295,257,898	$2,952	$5,248,490	7,448,691	$(138,022)	$(677,375)	$41,310	$4,477,355	$374,345	$4,851,700
See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity (Continued)
For the Six Months Ended June 30, 2022 and 2021
(Unaudited, amounts in thousands, except share data)

	Temporary Equity	Common stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Starwood Property Trust, Inc. Stockholders’ Equity	Non- Controlling Interests	Total Permanent Equity
		Shares	Par Value		Shares	Amount
Balance, December 31, 2021	$214,915	312,268,944	$3,123	$5,673,376	7,448,691	$(138,022)	$493,106	$40,953	$6,072,536	$361,356	$6,433,892
Proceeds from ATM Agreement	—	1,415,564	14	33,307	—	—	—	—	33,321	—	33,321
Proceeds from DRIP Plan	—	22,469	—	535	—	—	—	—	535	—	535
Equity offering costs	—	—	—	(756)	—	—	—	—	(756)	—	(756)
Share-based compensation	—	1,237,602	13	19,987	—	—	—	—	20,000	—	20,000
Manager fees paid in stock	—	1,715,956	17	40,084	—	—	—	—	40,101	—	40,101
Net income	110,503	—	—	—	—	—	536,886	—	536,886	18,630	555,516
Dividends declared, $0.96 per share	—	—	—	—	—	—	(296,644)	—	(296,644)	—	(296,644)
Other comprehensive loss, net	—	—	—	—	—	—	—	(11,983)	(11,983)	—	(11,983)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	21,926	21,926
Distributions to non-controlling interests	(2,665)	—	—	—	—	—	—	—	—	(21,521)	(21,521)
Balance, June 30, 2022	$322,753	316,660,535	$3,167	$5,766,533	7,448,691	$(138,022)	$733,348	$28,970	$6,393,996	$380,391	$6,774,387

Balance, December 31, 2020	$—	292,091,601	$2,921	$5,209,739	7,448,691	$(138,022)	$(629,733)	$43,993	$4,488,898	$373,678	$4,862,576
Cumulative effect of convertible notes accounting standard update adopted January 1, 2021	—	—	—	(3,755)	—	—	2,219	—	(1,536)	—	(1,536)
Proceeds from DRIP Plan	—	21,170	—	488	—	—	—	—	488	—	488
Redemption of Class A Units	—	388,002	4	8,112	—	—	—	—	8,116	(8,116)	—
Equity offering costs	—	—	—	(22)	—	—	—	—	(22)	—	(22)
Share-based compensation	—	2,157,745	21	19,886	—	—	—	—	19,907	—	19,907
Manager fees paid in stock	—	599,380	6	14,042	—	—	—	—	14,048	—	14,048
Net income	—	—	—	—	—	—	227,688	—	227,688	21,222	248,910
Dividends declared, $0.96 per share	—	—	—	—	—	—	(277,549)	—	(277,549)	—	(277,549)
Other comprehensive loss, net	—	—	—	—	—	—	—	(2,683)	(2,683)	—	(2,683)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	5,538	5,538
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	(17,977)	(17,977)
Balance, June 30, 2021	$—	295,257,898	$2,952	$5,248,490	7,448,691	$(138,022)	$(677,375)	$41,310	$4,477,355	$374,345	$4,851,700
See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited, amounts in thousands)

	For the Six Months Ended June 30
	2022	2021
Cash Flows from Operating Activities:
Net income	$666,019	$248,910
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs, premiums and discounts on secured borrowings	23,158	21,265
Amortization of discounts and deferred financing costs on unsecured senior notes	4,343	3,451
Accretion of net discount on investment securities	(7,010)	(6,773)
Accretion of net deferred loan fees and discounts	(30,869)	(29,739)
Share-based compensation	20,000	19,907
Manager fees paid in stock	40,101	14,048
Change in fair value of investment securities	1,600	(1,202)
Change in fair value of consolidated VIEs	36,885	19,024
Change in fair value of servicing rights	(719)	(503)
Change in fair value of loans	239,263	(36,389)
Change in fair value of affordable housing fund investments	(518,541)	—
Change in fair value of derivatives	(260,677)	(26,289)
Foreign currency loss, net	105,883	9,054
Gain on sale of investments and other assets	(98,606)	(26,424)
Impairment charges on properties and related intangibles	55	—
Credit loss provision (reversal), net	4,780	(11,800)
Depreciation and amortization	26,118	45,134
Earnings from unconsolidated entities	(2,955)	(3,960)
Distributions of earnings from unconsolidated entities	4,632	1,082
Loss on extinguishment of debt	624	1,698
Origination and purchase of loans held-for-sale, net of principal collections	(3,491,526)	(1,284,620)
Proceeds from sale of loans held-for-sale	3,960,798	1,477,579
Changes in operating assets and liabilities:
Related-party payable	(45,617)	(12,739)
Accrued and capitalized interest receivable, less purchased interest	(72,498)	(81,392)
Other assets	(60,627)	(32,132)
Accounts payable, accrued expenses and other liabilities	140,629	(19,203)
Net cash provided by operating activities	685,243	287,987
Cash Flows from Investing Activities:
Origination, purchase and funding of loans held-for-investment	(3,892,225)	(4,002,046)
Proceeds from principal collections on loans	1,204,499	2,244,935
Proceeds from loans sold	6,469	231,993
Purchase and funding of investment securities	(86,058)	—
Proceeds from principal collections on investment securities	15,180	68,867
Proceeds from sales of real estate	147,334	60,969
Purchases and additions to properties and other assets	(11,276)	(12,023)
Investments in unconsolidated entities	(461)	—
Distribution of capital from unconsolidated entities	3,375	21,263
Cash resulting from initial consolidation of entities	617	—
Payments for purchase or termination of derivatives	(16,308)	(8,111)
Proceeds from termination of derivatives	152,360	28,419
Net cash used in investing activities	(2,476,494)	$(1,365,734)

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited, amounts in thousands)

	For the Six Months Ended June 30
	2022	2021
Cash Flows from Financing Activities:
Proceeds from borrowings	$10,035,448	$6,793,363
Principal repayments on and repurchases of borrowings	(7,683,627)	(5,538,664)
Payment of deferred financing costs	(33,885)	(27,172)
Proceeds from common stock issuances	33,856	488
Payment of equity offering costs	(756)	(22)
Payment of dividends	(294,277)	(276,051)
Contributions from non-controlling interests	21,926	5,538
Distributions to non-controlling interests	(24,186)	(17,977)
Issuance of debt of consolidated VIEs	—	42,288
Repayment of debt of consolidated VIEs	(290,034)	(306,496)
Distributions of cash from consolidated VIEs	42,753	42,546
Net cash provided by financing activities	1,807,218	717,841
Net increase (decrease) in cash, cash equivalents and restricted cash	15,967	(359,906)
Cash, cash equivalents and restricted cash, beginning of period	321,914	722,162
Effect of exchange rate changes on cash	(1,075)	(1,680)
Cash, cash equivalents and restricted cash, end of period	$336,806	$360,576
Supplemental disclosure of cash flow information:
Cash paid for interest	$227,051	$183,016
Income taxes (refunded) paid, net	(8,220)	6,871
Supplemental disclosure of non-cash investing and financing activities:
Dividends declared, but not yet paid	$150,556	$139,985
Consolidation of VIEs (VIE asset/liability additions)	4,361,325	2,778,279
Deconsolidation of VIEs (VIE asset/liability reductions)	730,012	—
Reclassification of loans held-for-investment to loans held-for-sale	63,962	190,799
Reclassification of loans held-for-sale to loans held-for-investment	—	124,933
Transfer of loans from VIE assets to residential loans upon redemption of consolidated RMBS trusts	—	172,474
Loan principal collections temporarily held at master servicer	14,053	56,064
Redemption of Class A Units for common stock	—	8,116
Net assets acquired through foreclosure, control or conversion to equity interest:
Assets acquired, less cash	145,330	36,308
Liabilities assumed	95,796	—
See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
As of June 30, 2022
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
We have four reportable business segments as of June 30, 2022 and we refer to the investments within these segments as our target assets:
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
These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (our “Form 10-K”), as filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the operating results for the full year.
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

Effective with the third party interest sale, the Woodstar Fund has the characteristics of an investment company under ASC 946, Financial Services – Investment Companies. Accordingly, the Woodstar Fund is required to carry the investments in its properties at fair value, with a cumulative effect adjustment between the fair value and previous carrying value of its investments recognized in stockholders’ equity as of November 5, 2021, the date of the Woodstar Fund’s change in status to an investment company. Because we are the primary beneficiary of the Woodstar Fund, which is a VIE (as discussed in Note 15), we consolidate the accounts of the Woodstar Fund into our consolidated financial statements, retaining the fair value basis of accounting for its investments. Realized and unrealized changes in the fair value of the Woodstar Fund’s property investments, and distributions thereon, are recognized in the “Income from affordable housing fund investments” caption within the other income (loss) section of our condensed consolidated statement of operations for the six months ended June 30, 2022. See Note 7 for further details regarding the Woodstar Fund’s investments and related income and Note 17 with respect to its contingently redeemable non-controlling interests which are classified as “Temporary Equity” in our condensed consolidated balance sheets.
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

Nearly all of the Company’s unvested RSUs and RSAs contain rights to receive non-forfeitable dividends and thus are participating securities. In addition, the non-controlling interests that are redeemable with our common stock are considered participating securities because they earn a preferred return indexed to the dividend rate on our common stock (see Note 17). Due to the existence of these participating securities, the two-class method of computing EPS is required, unless another method is determined to be more dilutive. Under the two-class method, undistributed earnings are reallocated between shares of common stock and participating securities. For the three and six months ended June 30, 2022 and 2021, the two-class method resulted in the most dilutive EPS calculation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. The most significant and subjective estimate that we make is the projection of cash flows we expect to receive on our investments, which has a significant impact on the amount of income that we record and/or disclose. The fair value of assets and liabilities that are estimated using a discounted cash flows method is significantly impacted by the rates at which we estimate market participants would discount the expected cash flows. In addition, the fair value of the Woodstar Fund’s investments are dependent upon the real estate and capital markets, which are cyclical in nature. Property and investment values are affected by, among other things, capitalization rates, the availability of capital, occupancy, rental rates and interest and inflation rates. Amounts ultimately realized from our investments may vary significantly from the fair values presented.

We believe the estimates and assumptions underlying our consolidated financial statements are reasonable and supportable based on the information available as of June 30, 2022. However, uncertainty over the ultimate impact the COVID-19 pandemic, including variants and resurgences, will have on the global economy generally, and our business in particular, makes any estimates and assumptions as of June 30, 2022 inherently less certain than they would be absent the current and potential impacts of COVID-19 and geopolitical events. Actual results may ultimately differ from those estimates.
Recent Accounting Developments
On March 12, 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and on January 11, 2021, issued ASU 2021-01, Reference Rate Reform (Topic 848) – Scope, both of which provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference LIBOR or other reference rates expected to be discontinued because of reference rate reform. These ASUs are effective through December 31, 2022. The Company has not adopted any of the optional expedients or exceptions through June 30, 2022, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.
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
3. Acquisitions and Divestitures
Investing and Servicing Segment Property Portfolio ("REIS Equity Portfolio")

During the six months ended June 30, 2022, we sold an operating property for $34.5 million. In connection with this sale, we recognized a total gain of $11.7 million within gain on sale of investments and other assets in our condensed consolidated statement of operations. During the three and six months ended June 30, 2021, we sold an operating property for $30.9 million. In connection with this sale, we recognized a gain of $9.7 million within gain on sale of investments and other assets in our condensed consolidated statements of operations.

Commercial and Residential Lending Segment
During the six months ended June 30, 2022, we sold a distribution facility located in Orlando, Florida that was previously acquired in April 2019 through foreclosure of a loan with a carrying value of $18.5 million. The property was sold for $114.8 million and we recognized a gain of $86.6 million within gain on sale of investments and other assets in our condensed consolidated statement of operations. During the six months ended June 30, 2021, we sold an operating property relating to a grocery distribution facility located in Montgomery, Alabama that was previously acquired in March 2019 through foreclosure of a loan with a carrying value of $9.0 million ($20.9 million unpaid principal balance net of an $8.3 million allowance and $3.6 million of unamortized discount) at the foreclosure date. The operating property was sold for $31.2 million and we recognized a gain of $17.7 million within gain on sale of investments and other assets in our condensed consolidated statement of operations.

During the three and six months ended June 30, 2022 and 2021, we had no significant acquisitions of properties or businesses.

4. Loans
Our loans held-for-investment are accounted for at amortized cost and our loans held-for-sale are accounted for at the lower of cost or fair value, unless we have elected the fair value option for either. The following tables summarize our investments in mortgages and loans as of June 30, 2022 and December 31, 2021 (dollars in thousands):

June 30, 2022	Carrying Value	Face Amount	Weighted Average Coupon (1)	Weighted Average Life (“WAL”) (years)(2)
Loans held-for-investment:
Commercial loans:
First mortgages (3)	$15,114,160	$15,207,825	5.5%	2.0
Subordinated mortgages (4)	69,413	70,729	11.2%	2.3
Mezzanine loans (3)	433,730	431,475	10.3%	1.2
Other	16,849	18,161	8.2%	1.8
Total commercial loans	15,634,152	15,728,190
Infrastructure first priority loans	2,283,785	2,308,602	6.0%	4.1
Residential loans, fair value option (5)	55,301	55,580	6.0%	N/A	(6)
Total loans held-for-investment	17,973,238	18,092,372
Loans held-for-sale:
Residential, fair value option (5)	2,132,337	2,260,154	4.6%	N/A	(6)
Commercial, $40,694 under fair value option (7)	104,310	108,356	4.2%	7.6
Total loans held-for-sale	2,236,647	2,368,510
Total gross loans	20,209,885	$20,460,882
Credit loss allowances:
Commercial loans held-for-investment	(56,671)
Infrastructure loans held-for-investment	(20,778)
Total allowances	(77,449)
Total net loans	$20,132,436

December 31, 2021
Loans held-for-investment:
Commercial loans:
First mortgages (3)	$12,991,099	$13,067,524	4.5%	1.9
Subordinated mortgages (4)	70,771	72,371	10.0%	2.8
Mezzanine loans (3)	417,504	415,155	9.4%	1.4
Other	17,424	19,029	8.2%	2.1
Total commercial loans	13,496,798	13,574,079
Infrastructure first priority loans	2,048,096	2,071,912	4.4%	4.3
Residential loans, fair value option	59,225	60,133	6.0%	N/A	(6)
Total loans held-for-investment	15,604,119	15,706,124
Loans held-for-sale:
Residential, fair value option	2,590,005	2,525,910	4.2%	N/A	(6)
Commercial, fair value option	286,795	289,761	4.0%	9.0
Total loans held-for-sale	2,876,800	2,815,671
Total gross loans	18,480,919	$18,521,795
Credit loss allowances:
Commercial loans held-for-investment	(46,600)
Infrastructure loans held-for-investment	(20,670)
Total allowances	(67,270)
Total net loans	$18,413,649

______________________________________________________________________________________________________________________
(1)Calculated using applicable index rates as of June 30, 2022 and December 31, 2021 for variable rate loans and excludes loans for which interest income is not recognized.
(2)Represents the WAL of each respective group of loans, excluding loans for which interest income is not recognized, as of the respective balance sheet date. The WAL of each individual loan is calculated using amounts and timing of future principal payments, as projected at origination or acquisition.
(3)First mortgages include first mortgage loans and any contiguous mezzanine loan components because as a whole, the expected credit quality of these loans is more similar to that of a first mortgage loan.  The application of this methodology resulted in mezzanine loans with carrying values of $1.2 billion and $1.4 billion being classified as first mortgages as of June 30, 2022 and December 31, 2021, respectively.
(4)Subordinated mortgages include B-Notes and junior participation in first mortgages where we do not own the senior A-Note or senior participation. If we own both the A-Note and B-Note, we categorize the loan as a first mortgage loan.
(5)During the six months ended June 30, 2022, $0.3 million of residential loans held-for-investment were reclassified into loans held-for-sale.
(6)Residential loans have a weighted average remaining contractual life of 29.3 years and 29.4 years as of June 30, 2022 and December 31, 2021, respectively.
(7)During the six months ended June 30, 2022, $63.6 million of commercial loans held-for-investment were reclassified into loans held-for-sale.
As of June 30, 2022, our variable rate loans held-for-investment, excluding loans for which interest income is not recognized, were as follows (dollars in thousands):

June 30, 2022	Carrying Value	Weighted-average Spread Above Index
Commercial loans	$14,941,518	4.0%
Infrastructure loans	2,283,785	3.9%
Total variable rate loans held-for-investment	$17,225,303	4.0%
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
The significant credit quality indicators for our loans measured at amortized cost, which excludes loans held-for-sale, were as follows as of June 30, 2022 (dollars in thousands):

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Total	Total Amortized Cost Basis	Credit Loss Allowance
As of June 30, 2022	2022	2021	2020	2019	2018	Prior
Commercial loans:
Credit quality indicator:
LTV < 60%	$446,275	$2,613,440	$501,609	$947,347	$384,309	$703,459	$—	$5,596,439	$4,287
LTV 60% - 70%	2,318,864	4,151,281	246,709	1,104,966	457,469	68,379	—	8,347,668	15,849
LTV > 70%	99,746	321,271	247,756	422,725	312,890	263,883	—	1,668,271	31,610
Credit deteriorated	—	—	—	—	—	4,925	—	4,925	4,925
Defeased and other	—	—	—	—	—	16,849	—	16,849	—
Total commercial	$2,864,885	$7,085,992	$996,074	$2,475,038	$1,154,668	$1,057,495	$—	$15,634,152	$56,671
Infrastructure loans:
Credit quality indicator:
Power	$93,913	$229,627	$108,491	$268,362	$393,708	$338,268	$7,378	$1,439,747	$5,366
Oil and gas	—	346,373	40,670	287,062	84,692	50,004	1,949	810,750	5,291
Credit deteriorated	—	—	—	—	—	33,288	—	33,288	10,121
Total infrastructure	$93,913	$576,000	$149,161	$555,424	$478,400	$421,560	$9,327	$2,283,785	$20,778
Residential loans held-for-investment, fair value option								55,301	—
Loans held-for-sale								2,236,647	—
Total gross loans								$20,209,885	$77,449

Non-Credit Deteriorated Loans
As of June 30, 2022, we had the following loans with a combined amortized cost basis of $501.0 million that were 90 days or greater past due at June 30, 2022: (i) a $201.2 million senior loan on a retail and entertainment project in New Jersey, of which $7.3 million was converted into equity interests (see Note 8); (ii) a $222.5 million senior loan on an office building in California; (iii) a $37.8 million leasehold mortgage loan on a luxury resort in California destroyed by wildfire; (iv) $30.3 million of residential loans; and (v) a $9.2 million loan on a hospitality asset in New York that our Investing and Servicing Segment acquired as nonperforming in October 2021. Loans on nonaccrual as of June 30, 2022 include (i) - (iv) above. None of these loans are considered credit deteriorated as we presently expect to recover all amounts due.

Credit Deteriorated Loans
As of June 30, 2022, we had the following loans with a combined amortized cost basis of $38.2 million which were deemed credit deteriorated and are on nonaccrual status: (i) a $33.3 million senior loan participation secured by a natural gas-fired power plant in Massachusetts, for which we recorded a credit loss allowance of $10.1 million in 2021 based on our share of the estimated fair value of the asset and for which interest collections were current as of June 30, 2022; and (ii) a $4.9 million subordinated loan secured by a department store in Chicago which is fully reserved.
Foreclosures and Equity Control
In May 2022, we obtained control over the pledged equity interests of a mezzanine borrower entity related to an office building located in Texas, which resulted in our consolidating the mezzanine borrower entity including the underlying property collateral and related debt. The net carrying value of our loans related to this property totaled $50.2 million and consisted of first mortgage and mezzanine loans which are now eliminated in consolidation. In connection with the consolidation of the mezzanine borrower entity, we recorded properties of $110.8 million, lease intangible assets of $15.4 million, net working capital of $11.8 million and third-party first mortgage debt of $87.8 million in accordance with the asset acquisition provisions of ASC 805, Business Combinations.
The following tables present the activity in our credit loss allowance for funded loans and unfunded commitments (amounts in thousands):

	Funded Commitments Credit Loss Allowance
	Loans Held-for-Investment		Total Funded Loans
Six Months Ended June 30, 2022	Commercial	Infrastructure
Credit loss allowance at December 31, 2021	$46,600	$20,670	$67,270
Credit loss provision, net	10,071	108	10,179
Credit loss allowance at June 30, 2022	$56,671	$20,778	$77,449

	Unfunded Commitments Credit Loss Allowance (1)
	Loans Held-for-Investment		HTM Preferred
Six Months Ended June 30, 2022	Commercial	Infrastructure	Interests (2)	CMBS (2)	Total
Credit loss allowance at December 31, 2021	$6,692	$145	$—	$—	$6,837
Credit loss (reversal) provision, net	(1,469)	(120)	248	47	(1,294)
Credit loss allowance at June 30, 2022	$5,223	$25	$248	$47	$5,543
Memo: Unfunded commitments as of June 30, 2022 (3)	$2,550,117	$4,667	$12,500	$35,976	$2,603,260
______________________________________________________________________________________________________________________
(1)Included in accounts payable, accrued expenses and other liabilities in our consolidated balance sheets.
(2)See Note 5 for further details.
(3)Represents amounts expected to be funded (see Note 22).

Loan Portfolio Activity
The activity in our loan portfolio was as follows (amounts in thousands):

	Held-for-Investment Loans
Six Months Ended June 30, 2022	Commercial	Infrastructure	Residential	Held-for-Sale Loans	Total Loans
Balance at December 31, 2021	$13,450,198	$2,027,426	$59,225	$2,876,800	$18,413,649
Acquisitions/originations/additional funding	3,510,157	382,068	—	3,607,070	7,499,295
Capitalized interest (1)	54,414	242	—	147	54,803
Basis of loans sold (2)	(6,330)	—	—	(3,960,798)	(3,967,128)
Loan maturities/principal repayments	(1,034,439)	(148,225)	(4,207)	(110,642)	(1,297,513)
Discount accretion/premium amortization	26,525	4,344	—	—	30,869
Changes in fair value	—	—	629	(239,892)	(239,263)
Foreign currency translation gain/(loss), net	(299,206)	(2,740)	—	—	(301,946)
Credit loss provision, net	(10,071)	(108)	—	—	(10,179)
Transfer to/from other asset classifications or between segments	(113,767)	—	(346)	63,962	(50,151)	(3)
Balance at June 30, 2022	$15,577,481	$2,263,007	$55,301	$2,236,647	$20,132,436

	Held-for-Investment Loans
Six Months Ended June 30, 2021	Commercial	Infrastructure	Residential	Held-for-Sale Loans	Total Loans
Balance at December 31, 2020	$9,583,949	$1,412,440	$90,684	$1,052,835	$12,139,908
Acquisitions/originations/additional funding	3,713,142	288,904	—	1,367,574	5,369,620
Capitalized interest (1)	63,538	—	—	—	63,538
Basis of loans sold (2)	(207,975)	—	—	(1,502,588)	(1,710,563)
Loan maturities/principal repayments	(2,025,641)	(100,624)	(18,868)	(206,119)	(2,351,252)
Discount accretion/premium amortization	27,067	2,168	—	504	29,739
Changes in fair value	—	—	1,384	35,005	36,389
Foreign currency translation gain/(loss), net	1,987	(345)	—	—	1,642
Credit loss reversal (provision), net	11,381	(1,519)	—	—	9,862
Loan foreclosure and conversion to equity interest	(36,308)	—	—	—	(36,308)	(4)
Transfer to/from other asset classifications or between segments	(204,583)	93,085	69,506	214,466	172,474	(5)
Balance at June 30, 2021	$10,926,557	$1,694,109	$142,706	$961,677	$13,725,049
______________________________________________________________________________________________________________________
(1)Represents accrued interest income on loans whose terms do not require current payment of interest.
(2)See Note 12 for additional disclosure on these transactions.
(3)Represents the net carrying value of first mortgage and contiguous mezzanine loans related to an office building in Texas that is eliminated as a result of consolidating the net assets of the mezzanine borrower entity upon obtaining control over its pledged equity interests in May 2022 (see discussion above).
(4)Includes (i) a $29.0 million credit deteriorated loan related to a residential conversion project which was foreclosed in April 2021 and (ii) $7.3 million of a commercial loan that was converted to equity interests in March 2021 (see Note 8) pursuant to a consensual transfer under pre-existing equity pledges of additional collateral.
(5)Net transfers represent residential loans transferred from VIE assets upon redemption of a consolidated RMBS trust.

5. Investment Securities
Investment securities were comprised of the following as of June 30, 2022 and December 31, 2021 (amounts in thousands):

	Carrying Value as of
	June 30, 2022	December 31, 2021
RMBS, available-for-sale	$124,439	$143,980
RMBS, fair value option (1)	416,057	250,424
CMBS, fair value option (1), (2)	1,307,440	1,263,606
HTM debt securities, amortized cost net of credit loss allowance of $4,505 and $8,610	757,763	683,136
Equity security, fair value	10,193	11,624
Subtotal—Investment securities	2,615,892	2,352,770
VIE eliminations (1)	(1,702,532)	(1,491,786)
Total investment securities	$913,360	$860,984
______________________________________________________________________________________________________________________
(1)Certain fair value option CMBS and RMBS are eliminated in consolidation against VIE liabilities pursuant to ASC 810.
(2)Includes $205.3 million and $182.6 million of non-controlling interests in the consolidated entities which hold certain of these CMBS as of June 30, 2022 and December 31, 2021, respectively.
Purchases, sales, principal collections and redemptions for all investment securities were as follows (amounts in thousands):

	RMBS, available-for-sale	RMBS, fair value option	CMBS, fair value option	HTM Securities	Securitization VIEs (1)	Total
Three Months Ended June 30, 2022
Purchases/fundings	$—	$141,795	$63,681	$67,919	$(205,476)	$67,919
Sales	—	—	—	—	—	—
Principal collections	5,893	20,325	641	1,276	(20,739)	7,396
Three Months Ended June 30, 2021
Purchases	$—	$52,351	$54,082	$—	$(106,433)	$—
Sales	—	30,684	—		(30,684)	—
Principal collections	7,863	14,687	2,013	879	(16,089)	9,353
Redemptions	—	11,976	—	—	(11,976)	—

	RMBS, available-for-sale	RMBS, fair value option	CMBS, fair value option	HTM Securities	Securitization VIEs (1)	Total
Six Months Ended June 30, 2022
Purchases/fundings	$—	$226,152	$63,681	$86,058	$(289,833)	$86,058
Sales	—	—	—	—	—	—
Principal collections	12,788	41,929	1,276	1,940	(42,753)	15,180
Six Months Ended June 30, 2021
Purchases	$—	$79,684	$54,082	$—	$(133,766)	$—
Sales	—	30,684	11,604		(42,288)	—
Principal collections	15,114	28,031	3,723	52,569	(30,570)	68,867
Redemptions	—	11,976	—	—	(11,976)	—

______________________________________________________________________________________________________________________
(1)Represents RMBS and CMBS, fair value option amounts eliminated due to our consolidation of securitization VIEs. These amounts are reflected as issuance or repayment of debt of, or distributions from, consolidated VIEs in our consolidated statements of cash flows.

RMBS, Available-for-Sale
The Company classified all of its RMBS not eliminated in consolidation as available-for-sale as of June 30, 2022 and December 31, 2021. These RMBS are reported at fair value in the balance sheet with changes in fair value recorded in accumulated other comprehensive income (“AOCI”).
The tables below summarize various attributes of our investments in available-for-sale RMBS as of June 30, 2022 and December 31, 2021 (amounts in thousands):

				Unrealized Gains or (Losses) Recognized in AOCI
	Amortized Cost	Credit Loss Allowance	Net Basis	Gross Unrealized Gains	Gross Unrealized Losses	Net Fair Value Adjustment	Fair Value
June 30, 2022
RMBS	$95,469	$—	$95,469	$29,278	$(308)	$28,970	$124,439
December 31, 2021
RMBS	$103,027	$—	$103,027	$41,052	$(99)	$40,953	$143,980

	Weighted Average Coupon (1)	WAL (Years) (2)
June 30, 2022
RMBS	2.6%	6.1
______________________________________________________________________________________________________________________
(1)Calculated using the June 30, 2022 one-month LIBOR rate of 1.787% for floating rate securities.
(2)Represents the remaining WAL of each respective group of securities as of the balance sheet date. The WAL of each individual security is calculated using projected amounts and projected timing of future principal payments.
As of June 30, 2022, approximately $109.7 million, or 88%, of RMBS were variable rate. We purchased all of the RMBS at a discount, a portion of which is accreted into income over the expected remaining life of the security. The majority of the income from this strategy is earned from the accretion of this accretable discount.
We have engaged a third party manager who specializes in RMBS to execute the trading of RMBS, the cost of which was $0.2 million and $0.3 million for the three months ended June 30, 2022 and 2021, and $0.5 million and $0.6 million for the six months ended June 30, 2022 and 2021, respectively, recorded as management fees in the accompanying condensed consolidated statements of operations.
The following table presents the gross unrealized losses and estimated fair value of any available-for-sale securities that were in an unrealized loss position as of June 30, 2022 and December 31, 2021, and for which an allowance for credit losses has not been recorded (amounts in thousands):

	Estimated Fair Value		Unrealized Losses
	Securities with a loss less than 12 months	Securities with a loss greater than 12 months	Securities with a loss less than 12 months	Securities with a loss greater than 12 months
As of June 30, 2022
RMBS	$4,691	$—	$(308)	$—
As of December 31, 2021
RMBS	$2,478	$—	$(99)	$—
As of June 30, 2022 and December 31, 2021, there were seven securities and one security, respectively, with unrealized losses reflected in the table above. After evaluating the securities and recording adjustments for credit losses, we concluded that the remaining unrealized losses reflected above were noncredit-related and would be recovered from the securities’ estimated future cash flows. We considered a number of factors in reaching this conclusion, including that we did not intend to sell the securities, it was not considered more likely than not that we would be forced to sell the securities prior to recovering our amortized cost, and there were no material credit events that would have caused us to otherwise conclude that we would not recover our cost. Credit losses are calculated by comparing (i) the estimated future cash flows of each security discounted at the yield determined as of the initial acquisition date or, if since revised, as of the last date previously revised, to (ii) our net amortized cost basis. Significant judgment is used in projecting cash flows for our non-agency RMBS. As a result, actual income and/or credit losses could be materially different from what is currently projected and/or reported.

CMBS and RMBS, Fair Value Option
As discussed in the “Fair Value Option” section of Note 2 herein, we elect the fair value option for certain CMBS and RMBS in an effort to eliminate accounting mismatches resulting from the current or potential consolidation of securitization VIEs. As of June 30, 2022, the fair value and unpaid principal balance of CMBS where we have elected the fair value option, excluding the notional value of interest-only securities and before consolidation of securitization VIEs, were $1.3 billion and $2.9 billion, respectively. As of June 30, 2022, the fair value and unpaid principal balance of RMBS where we have elected the fair value option, excluding the notional value of interest-only securities and before consolidation of securitization VIEs, were $416.1 million and $326.3 million, respectively. The $1.7 billion total fair value balance of CMBS and RMBS represents our economic interests in these assets. However, as a result of our consolidation of securitization VIEs, the vast majority of this fair value (all except $21.0 million at June 30, 2022) is eliminated against VIE liabilities before arriving at our GAAP balance for fair value option investment securities.
As of June 30, 2022, $97.1 million of our CMBS were variable rate and none of our RMBS were variable rate.
HTM Debt Securities, Amortized Cost
The table below summarizes our investments in HTM debt securities as of June 30, 2022 and December 31, 2021 (amounts in thousands):

	Amortized Cost Basis	Credit Loss Allowance	Net Carrying Amount	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
June 30, 2022
CMBS	$571,959	$(1,169)	$570,790	$198	$(31,239)	$539,749
Preferred interests	119,899	(262)	119,637	125	(5,851)	113,911
Infrastructure bonds	70,410	(3,074)	67,336	604	(959)	66,981
Total	$762,268	$(4,505)	$757,763	$927	$(38,049)	$720,641

December 31, 2021
CMBS	$538,506	$(3,140)	$535,366	$195	$(25,029)	$510,532
Preferred interests	118,409	(2,562)	115,847	450	(2,449)	113,848
Infrastructure bonds	34,831	(2,908)	31,923	561	—	32,484
Total	$691,746	$(8,610)	$683,136	$1,206	$(27,478)	$656,864
The following table presents the activity in our credit loss allowance for HTM debt securities (amounts in thousands):

	CMBS	Preferred Interests	Infrastructure Bonds	Total HTM Credit Loss Allowance
Six Months Ended June 30, 2022
Credit loss allowance at December 31, 2021	$3,140	$2,562	$2,908	$8,610
Credit loss (reversal) provision, net	(1,971)	(2,300)	166	(4,105)
Credit loss allowance at June 30, 2022	$1,169	$262	$3,074	$4,505

The table below summarizes the maturities of our HTM debt securities by type as of June 30, 2022 (amounts in thousands):

	CMBS	Preferred Interests	Infrastructure Bonds	Total
Less than one year	$314,026	$91,368	$—	$405,394
One to three years	24,382	28,269	—	52,651
Three to five years	232,382	—	37,906	270,288
Thereafter	—	—	29,430	29,430
Total	$570,790	$119,637	$67,336	$757,763

Equity Security, Fair Value
During 2012, we acquired 9,140,000 ordinary shares from a related-party in Starwood European Real Estate Finance Limited (“SEREF”), a debt fund that is externally managed by an affiliate of our Manager and is listed on the London Stock Exchange. The fair value of the investment remeasured in USD was $10.2 million and $11.6 million as of June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022, our shares represent an approximate 2% interest in SEREF.
6. Properties
Our properties are held within the following portfolios:
Medical Office Portfolio
The Medical Office Portfolio is comprised of 34 medical office buildings acquired during the year ended December 31, 2016. These properties, which collectively comprise 1.9 million square feet, are geographically dispersed throughout the U.S. and primarily affiliated with major hospitals or located on or adjacent to major hospital campuses. The Medical Office Portfolio includes total gross properties and lease intangibles of $763.4 million and debt of $595.4 million as of June 30, 2022.
Master Lease Portfolio
The Master Lease Portfolio is comprised of 16 retail properties geographically dispersed throughout the U.S., with more than 50% of the portfolio, by carrying value, located in Florida, Texas and Minnesota. These properties, which we acquired in September 2017, collectively comprise 1.9 million square feet and were leased back to the seller under corporate guaranteed master net lease agreements with initial terms of 24.6 years and periodic rent escalations. The Master Lease Portfolio includes total gross properties of $343.8 million and debt of $193.2 million as of June 30, 2022.
Investing and Servicing Segment Property Portfolio
The REIS Equity Portfolio is comprised of 12 commercial real estate properties and one equity interest in an unconsolidated commercial real estate property which were acquired from CMBS trusts during the previous six years. The REIS Equity Portfolio includes total gross properties and lease intangibles of $200.9 million and debt of $144.2 million as of June 30, 2022.
Woodstar Portfolios
Refer to Note 7 for a discussion of our Woodstar I and Woodstar II Portfolios which are not included in the table below.

The table below summarizes our properties held as of June 30, 2022 and December 31, 2021 (dollars in thousands):

	Depreciable Life	June 30, 2022	December 31, 2021
Property Segment
Land and land improvements	0 - 15 years	$175,836	$175,810
Buildings and building improvements	0 - 45 years	851,919	851,274
Furniture & fixtures	3 - 5 years	288	260
Investing and Servicing Segment
Land and land improvements	0 - 15 years	36,910	41,771
Buildings and building improvements	3 - 40 years	133,748	149,399
Furniture & fixtures	2 - 5 years	3,181	3,143
Commercial and Residential Lending Segment (1)
Land and land improvements	N/A	33,681	9,691
Buildings and building improvements	0 - 24 years	77,941	12,408
Construction in progress	N/A	104,184	104,088
Properties, cost		1,417,688	1,347,844
Less: accumulated depreciation		(191,709)	(181,457)
Properties, net		$1,225,979	$1,166,387
______________________________________________________________________________________________________________________
(1)Represents properties acquired through loan foreclosure or exercise of control over a mezzanine loan borrower’s pledged equity interests.

During the six months ended June 30, 2022, we sold an operating property within the REIS Equity Portfolio for $34.5 million and recognized a total gain of $11.7 million within gain on sale of investments and other assets in our consolidated statement of operations. During the three and six months ended June 30, 2021, we sold an operating property within the REIS Equity Portfolio for $30.9 million and recognized a gain of $9.7 million within gain on sale of investments and other assets in our condensed consolidated statements of operations.

During the six months ended June 30, 2022, we sold an operating property within the Commercial and Residential Lending Segment for $114.8 million and recognized a gain of $86.6 million within gain on sale of investments and other assets in our condensed consolidated statement of operations. During the six months ended June 30, 2021, we sold an operating property within the Commercial and Residential Lending Segment for $31.2 million and recognized a gain of $17.7 million within gain on sale of investments and other assets in our condensed consolidated statement of operations. Refer to Note 3 for further discussion.

7. Investments of Consolidated Affordable Housing Fund
As discussed in Note 2, we established the Woodstar Fund effective November 5, 2021, an investment fund which holds our Woodstar multifamily affordable housing portfolios. The Woodstar portfolios consist of the following:

Woodstar I Portfolio
The Woodstar I Portfolio is comprised of 32 affordable housing communities with 8,948 units concentrated primarily in the Tampa, Orlando and West Palm Beach metropolitan areas. During the year ended December 31, 2015, we acquired 18 of the 32 affordable housing communities of the Woodstar I Portfolio, with the final 14 communities acquired during the year ended December 31, 2016. The Woodstar I Portfolio includes properties at fair value of $1.5 billion and debt at fair value of $719.2 million as of June 30, 2022.
Woodstar II Portfolio
The Woodstar II Portfolio is comprised of 27 affordable housing communities with 6,109 units concentrated primarily in Central and South Florida. We acquired eight of the 27 affordable housing communities in December 2017, with the final 19 communities acquired during the year ended December 31, 2018. The Woodstar II Portfolio includes properties at fair value of $1.2 billion and debt at fair value of $492.5 million as of June 30, 2022.
Income from the Woodstar Fund’s investments reflects the following components for the three and six months ended June 30, 2022 (in thousands):

	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2022
Distributions from affordable housing fund investments	$12,475	$22,665
Unrealized change in fair value of investments	294,690	518,541
Income from affordable housing fund investments	$307,165	$541,206

8. Investments in Unconsolidated Entities
The table below summarizes our investments in unconsolidated entities as of June 30, 2022 and December 31, 2021 (dollars in thousands):

	Participation / Ownership % (1)	Carrying value as of
		June 30, 2022	December 31, 2021
Equity method investments:
Equity interest in a natural gas power plant	10%	$26,994	$26,255
Investor entity which owns equity in an online real estate company	50%	5,288	5,206
Equity interest in and advances to a residential mortgage originator (2)	N/A	15,920	20,327
Various	25% - 50%	14,317	12,528
		62,519	64,316
Other equity investments:
Equity interest in a servicing and advisory business	2%	12,955	12,955
Investment funds which own equity in a loan servicer and other real estate assets (3)	4% - 6%	940	4,194
Investor entities which own equity interests in two entertainment and retail centers (4)	15%	7,320	7,320
Various	1% - 3%	1,776	1,312
		22,991	25,781
		$85,510	$90,097
______________________________________________________________________________________________________________________
(1)None of these investments are publicly traded and therefore quoted market prices are not available.
(2)Included a $4.5 million subordinated loan as of both June 30, 2022 and December 31, 2021.
(3)During the three and six months ended June 30, 2022, we received distributions of $7.3 million, of which $3.3 million were considered returns of capital which reduced the carrying value of two of our investments.
(4)In March 2021, we obtained equity interests in two investor entities that own interests in two entertainment and retail centers in satisfaction of $7.3 million principal amount of a commercial loan. The interests were obtained in order to facilitate repayment of a portion of that loan for which these interests represented underlying collateral. The interests are entitled to preferred treatment in the distribution waterfall and are intended to repay us the $7.3 million principal amount of the loan plus interest. See further discussion in Note 4.
As of June 30, 2022, the carrying value of our equity investment in a residential mortgage originator exceeded the underlying equity in net assets of such investee by $1.6 million. This difference is the result of the Company recording its investment in the investee at its acquisition date fair value, which included certain non-amortizing intangible assets not recognized by the investee. Should the Company determine these intangible assets held by the investee are impaired, the Company will recognize such impairment loss through earnings from unconsolidated entities in our consolidated statement of operations, otherwise, such difference between the carrying value of our equity investment in the residential mortgage originator and the underlying equity in the net assets of the residential mortgage originator will continue to exist.
Other than our equity interest in the residential mortgage originator, there were no differences between the carrying value of our equity method investments and the underlying equity in the net assets of the investees as of June 30, 2022.
During the three and six months ended June 30, 2022, we did not become aware of (i) any observable price changes in our other equity investments accounted for under the fair value practicability election or (ii) any indicators of impairment.

9. Goodwill and Intangibles
Goodwill
Goodwill is tested for impairment annually in the fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
Infrastructure Lending Segment
The Infrastructure Lending Segment’s goodwill of $119.4 million at both June 30, 2022 and December 31, 2021 represents the excess of consideration transferred over the fair value of net assets acquired on September 19, 2018 and October 15, 2018. The goodwill recognized is attributable to value embedded in the acquired Infrastructure Lending Segment’s lending platform.
LNR Property LLC (“LNR”)
The Investing and Servicing Segment’s goodwill of $140.4 million at both June 30, 2022 and December 31, 2021 represents the excess of consideration transferred over the fair value of net assets of LNR acquired on April 19, 2013. The goodwill recognized is attributable to value embedded in LNR’s existing platform, which includes a network of commercial real estate asset managers, work-out specialists, underwriters and administrative support professionals as well as proprietary historical performance data on commercial real estate assets.
Intangible Assets
Servicing Rights Intangibles
In connection with the LNR acquisition, we identified domestic servicing rights that existed at the purchase date, based upon the expected future cash flows of the associated servicing contracts. As of June 30, 2022 and December 31, 2021, the balance of the domestic servicing intangible was net of $41.7 million and $42.1 million, respectively, which was eliminated in consolidation pursuant to ASC 810 against VIE assets in connection with our consolidation of securitization VIEs. Before VIE consolidation, as of June 30, 2022 and December 31, 2021, the domestic servicing intangible had a balance of $59.2 million and $58.9 million, respectively, which represents our economic interest in this asset.
Lease Intangibles
In connection with our acquisitions of commercial real estate, we recognized in-place lease intangible assets and favorable lease intangible assets associated with certain non-cancelable operating leases of the acquired properties.
The following table summarizes our intangible assets, which are comprised of servicing rights intangibles and lease intangibles, as of June 30, 2022 and December 31, 2021 (amounts in thousands):

	As of June 30, 2022			As of December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Domestic servicing rights, at fair value	$17,499	$—	$17,499	$16,780	$—	$16,780
In-place lease intangible assets	100,797	(60,874)	39,923	94,712	(62,721)	31,991
Favorable lease intangible assets	26,762	(9,220)	17,542	23,746	(8,953)	14,793
Total net intangible assets	$145,058	$(70,094)	$74,964	$135,238	$(71,674)	$63,564

The following table summarizes the activity within intangible assets for the six months ended June 30, 2022 (amounts in thousands):

	Domestic Servicing Rights	In-place Lease Intangible Assets	Favorable Lease Intangible Assets	Total
Balance as of January 1, 2022	$16,780	$31,991	$14,793	$63,564
Acquisition (1)	—	11,910	3,520	15,430
Amortization	—	(3,434)	(729)	(4,163)
Impairment (2)	—	(43)	(4)	(47)
Sales	—	(501)	(38)	(539)
Changes in fair value due to changes in inputs and assumptions	719	—	—	719
Balance as of June 30, 2022	$17,499	$39,923	$17,542	$74,964
_________________________________________________
(1)    Represents lease intangibles related to an office building in Texas that are consolidated upon exercising control over a mezzanine loan borrower’s pledged equity interests in May 2022 (see Note 4).
(2)     Impairment of intangible lease assets is recognized within other expense in our condensed consolidated statement of operations.
The following table sets forth the estimated aggregate amortization of our in-place lease intangible assets and favorable lease intangible assets for the next five years and thereafter (amounts in thousands):

2022 (remainder of)	$4,760
2023	8,639
2024	6,941
2025	5,827
2026	4,301
Thereafter	26,997
Total	$57,465

10. Secured Borrowings
Secured Financing Agreements
The following table is a summary of our secured financing agreements in place as of June 30, 2022 and December 31, 2021 (dollars in thousands):

											Outstanding Balance at
	Current Maturity		Extended Maturity (a)		Weighted Average Pricing		Pledged Asset Carrying Value		Maximum Facility Size		June 30, 2022		December 31, 2021
Repurchase Agreements:
Commercial Loans	Aug 2022 to Jun 2027	(b)	Jun 2025 to Dec 2030	(b)	Index + 2.03%	(c)	$10,771,843		$12,407,967	(d)	$7,828,681		$6,556,438
Residential Loans	May 2023 to Dec 2023		May 2023 to Dec 2024		Index + 2.11%		1,697,635		2,502,636		1,405,200		1,744,225
Infrastructure Loans	Sep 2024		Sep 2026		Index + 2.01%		350,599		650,000		293,673		379,095
Conduit Loans	Feb 2023 to Jun 2024		Feb 2024 to Jun 2025		Index + 2.28%		40,694		650,000		30,923		174,130
CMBS/RMBS	Mar 2023 to Apr 2032	(e)	Jun 2023 to Oct 2032	(e)	(f)		1,458,270		876,651		757,173	(g)	688,146
Total Repurchase Agreements							14,319,041		17,087,254		10,315,650		9,542,034
Other Secured Financing:
Borrowing Base Facility	Nov 2024		Oct 2026		SOFR + 2.11%		8,786		750,000	(h)	6,613		213,478
Commercial Financing Facilities	Dec 2023 to Jan 2025		Jan 2027 to Dec 2030		Index + 1.73%		299,352		445,005	(i)	234,948		167,476
Residential Financing Facility	Mar 2024		Mar 2027		SOFR + 2.45%		489,474		500,000		142,418		102,018
Infrastructure Financing Facilities	Oct 2022 to Jul 2025		Oct 2024 to Jul 2032		Index + 2.04%		915,824		1,750,000		737,326		855,646
Property Mortgages - Fixed rate	Nov 2024 to Sep 2029	(j)	N/A		4.48%		384,284		275,993		275,993		272,522
Property Mortgages - Variable rate	Nov 2022 to Dec 2025		N/A		(k)		775,534		742,650		730,336		712,493
Term Loan and Revolver	(l)		N/A		(l)		N/A	(l)	934,759		784,759		788,753
Total Other Secured Financing							2,873,254		5,398,407		2,912,393		3,112,386
							$17,192,295		$22,485,661		13,228,043		12,654,420
Unamortized net discount											(13,813)		(13,350)
Unamortized deferred financing costs											(66,783)		(64,220)
											$13,147,447		$12,576,850
______________________________________________________________________________________________________________________
(a)Subject to certain conditions as defined in the respective facility agreement.
(b)For certain facilities, borrowings collateralized by loans existing at maturity may remain outstanding until such loan collateral matures, subject to certain specified conditions.
(c)Certain facilities with an outstanding balance of $2.9 billion as of June 30, 2022 are indexed to GBP LIBOR, EURIBOR, BBSY, SARON and SONIA. The remainder are indexed to USD LIBOR or SOFR.
(d)Certain facilities with an aggregate initial maximum facility size of $11.5 billion may be increased to $12.4 billion, subject to certain conditions. The $12.4 billion amount includes such upsizes.
(e)Certain facilities with an outstanding balance of $332.6 million as of June 30, 2022 carry a rolling 11-month or 12-month term which may reset monthly or quarterly with the lender’s consent. These facilities carry no maximum facility size.
(f)A facility with an outstanding balance of $265.7 million as of June 30, 2022 has a weighted average fixed annual interest rate of 3.27%. All other facilities are variable rate with a weighted average rate of Index + 1.94%.
(g)Includes: (i) $265.7 million outstanding on a repurchase facility that is not subject to margin calls; and (ii) $43.3 million outstanding on one of our repurchase facilities that represents the 49% pro rata share owed by a non-controlling partner in a consolidated joint venture (see Note 15).
(h)The maximum facility size as of June 30, 2022 of $650.0 million is scheduled to decline to $450.0 million as of December 31, 2022 and may be increased to $750.0 million, subject to certain conditions.
(i)Certain facilities with an aggregate initial maximum facility size of $345.0 million may be increased to $445.0 million, subject to certain conditions. The $445.0 million amount includes such upsizes.
(j)The weighted average maturity is 5.0 years as of June 30, 2022.
(k)Includes a $600.0 million first mortgage and mezzanine loan secured by our Medical Office Portfolio. This debt has a weighted average interest rate of LIBOR + 2.07% that we swapped to a fixed rate of 3.34%. The remainder have a weighted average rate of Index + 2.28%.

(l)Consists of: (i) a $784.8 million term loan facility that matures in July 2026, of which $389.0 million has an annual interest rate of LIBOR + 2.50% and $395.8 million has an annual interest rate of LIBOR + 3.25%, subject to a 0.75% LIBOR floor, and (ii) a $150.0 million revolving credit facility that matures in April 2026 with an annual interest rate of SOFR + 2.50%. These facilities are secured by the equity interests in certain of our subsidiaries which totaled $5.0 billion as of June 30, 2022.

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

In June 2022, we entered into a credit facility to finance loans within the Infrastructure Lending Segment. The maximum facility size is $500.0 million and carries a three-year revolving period with two one-year extension options. The margin call provisions under this facility do not permit valuation adjustments based on capital market events and are limited to collateral-specific credit marks.

During the six months ended June 30, 2022, we entered into commercial credit facilities of $1.4 billion. In addition, we amended several commercial credit facilities resulting in an aggregate upsize of $924.7 million.

Our secured financing agreements contain certain financial tests and covenants. As of June 30, 2022, we were in compliance with all such covenants.

We seek to mitigate risks associated with our repurchase agreements by managing risk related to the credit quality of our assets, interest rates, liquidity, prepayment speeds and market value. The margin call provisions under the majority of our repurchase facilities, consisting of 70% of these agreements, do not permit valuation adjustments based on capital market events and are limited to collateral-specific credit marks generally determined on a commercially reasonable basis. To monitor credit risk associated with the performance and value of our loans and investments, our asset management team regularly reviews our investment portfolios and is in regular contact with our borrowers, monitoring performance of the collateral and enforcing our rights as necessary. For the 30% of repurchase agreements which do permit valuation adjustments based on capital market events, approximately 12% of these pertain to our loans held-for-sale, for which we manage credit risk through the purchase of credit instruments. We further seek to manage risks associated with our repurchase agreements by matching the maturities and interest rate characteristics of our loans with the related repurchase agreement.
For the three and six months ended June 30, 2022, approximately $9.2 million and $18.8 million, respectively, of amortization of deferred financing costs from secured financing agreements was included in interest expense on our condensed consolidated statements of operations. For the three and six months ended June 30, 2021, approximately $8.9 million and $18.4 million, respectively, of amortization of deferred financing costs from secured financing agreements was included in interest expense on our condensed consolidated statements of operations.

As of June 30, 2022, Morgan Stanley Bank, N.A. held collateral sold under certain of our repurchase agreements with carrying values that exceeded the respective repurchase obligations by $719.9 million. The weighted average extended maturity of those repurchase agreements is 3.9 years.

Collateralized Loan Obligations and Single Asset Securitization

Commercial and Residential Lending Segment

In February 2022, we refinanced a pool of our commercial loans held-for-investment through a CLO, STWD 2022-FL3. On the closing date, the CLO issued $1.0 billion of notes and preferred shares, of which $842.5 million of notes were purchased by third party investors. We retained $82.5 million of notes along with preferred shares with a liquidation preference of $75.0 million. The CLO contains a reinvestment feature that, subject to certain eligibility criteria, allows us to contribute new loans or participation interests in loans to the CLO for a period of two years. The reinvestment feature was not utilized during the six months ended June 30, 2022.

In July 2021, we contributed into a single asset securitization, STWD 2021-HTS, a previously originated $230.0 million first mortgage and mezzanine loan on a portfolio of 41 extended stay hotels with $210.1 million of third party financing.

In May 2021, we refinanced a pool of our commercial loans held-for-investment through a CLO, STWD 2021-FL2. On the closing date, the CLO issued $1.3 billion of notes and preferred shares, of which $1.1 billion of notes was purchased by third party investors. We retained $70.1 million of notes, along with preferred shares with a liquidation preference of $127.5 million. The CLO contains a reinvestment feature that, subject to certain eligibility criteria, allows us to contribute new loans or participation interests in loans to the CLO in exchange for cash. During the six months ended June 30, 2022, we utilized the reinvestment feature, contributing $123.7 million of additional interests into the CLO.

In August 2019, we refinanced a pool of our commercial loans held-for-investment through a CLO, STWD 2019-FL1. On the closing date, the CLO issued $1.1 billion of notes and preferred shares, of which $936.4 million of notes was purchased by third party investors. We retained $86.6 million of notes, along with preferred shares with a liquidation preference of $77.0 million. The CLO contains a reinvestment feature that, subject to certain eligibility criteria, allows us to contribute new loans or participation interests in loans to the CLO in exchange for cash. During the six months ended June 30, 2022, the reinvestment period expired, and we repaid CLO debt in the amount of $106.2 million.

Infrastructure Lending Segment

In January 2022, we refinanced a pool of our infrastructure loans held-for-investment through a CLO, STWD 2021-SIF2. On the closing date, the CLO issued $500.0 million of notes and preferred shares, of which $410.0 million of notes were purchased by third party investors. We retained preferred shares with a liquidation preference of $90.0 million. The CLO contains a reinvestment feature that, subject to certain eligibility criteria, allows us to contribute new loans or participation interests in loans to the CLO for a period of three years. During the six months ended June 30, 2022, we utilized the reinvestment feature, contributing $86.2 million of additional interests into the CLO.

In April 2021, we refinanced a pool of our infrastructure loans held-for-investment through a CLO, STWD 2021-SIF1. On the closing date, the CLO issued $500.0 million of notes and preferred shares, of which $410.0 million of notes were purchased by third party investors. We retained preferred shares with a liquidation preference of $90.0 million. The CLO contains a reinvestment feature that, subject to certain eligibility criteria, allows us to contribute new loans or participation interests in loans to the CLO in exchange for cash. During the six months ended June 30, 2022, we utilized the reinvestment feature, contributing $57.7 million of additional interests into the CLO.

The following table is a summary of our CLOs and our SASB as of June 30, 2022 and December 31, 2021 (amounts in thousands):

June 30, 2022	Count	Face Amount	Carrying Value	Weighted Average Spread		Maturity
STWD 2022-FL3
Collateral assets	24	$1,000,000	$1,010,536	Index + 3.58%	(a)	January 2026	(b)
Financing	1	842,500	843,681	SOFR + 1.91%	(c)	November 2038	(d)
STWD 2021-HTS
Collateral assets	1	230,000	230,713	LIBOR + 3.85%	(a)	April 2026	(b)
Financing	1	210,091	208,509	LIBOR + 2.69%	(c)	April 2034	(d)
STWD 2021-FL2
Collateral assets	24	1,275,275	1,281,127	Index + 4.09%	(a)	April 2025	(b)
Financing	1	1,077,375	1,071,047	LIBOR + 1.78%	(c)	April 2038	(d)
STWD 2019-FL1
Collateral assets	18	993,774	996,268	LIBOR + 3.82%	(a)	January 2025	(b)
Financing	1	830,149	828,071	SOFR + 1.65%	(c)	July 2038	(d)
STWD 2021-SIF2
Collateral assets	32	494,789	510,807	LIBOR + 3.71%	(a)	January 2027	(b)
Financing	1	410,000	406,807	SOFR + 2.11%	(c)	January 2033	(d)
STWD 2021-SIF1
Collateral assets	31	496,249	507,465	Index + 3.87%	(a)	July 2026	(b)
Financing	1	410,000	406,036	LIBOR + 2.15%	(c)	April 2032	(d)
Total
Collateral assets		$4,490,087	$4,536,916
Financing		$3,780,115	$3,764,151

December 31, 2021	Count	Face Amount	Carrying Value	Weighted Average Spread		Maturity
STWD 2021-HTS
Collateral assets	1	$230,000	$230,587	LIBOR + 4.12%	(a)	April 2026	(b)
Financing	1	210,091	208,057	LIBOR + 2.48%	(c)	April 2034	(d)
STWD 2021-FL2
Collateral assets	25	1,272,133	1,279,678	LIBOR + 4.22%	(a)	February 2025	(b)
Financing	1	1,077,375	1,069,691	LIBOR + 1.78%	(c)	April 2038	(d)
STWD 2019-FL1
Collateral assets	24	1,092,887	1,103,513	LIBOR + 4.19%	(a)	November 2024	(b)
Financing	1	936,375	933,049	SOFR + 1.63%	(c)	July 2038	(d)
STWD 2021-SIF1
Collateral assets	31	491,299	506,666	LIBOR + 3.91%	(a)	March 2026	(b)
Financing	1	410,000	405,319	LIBOR + 2.15%	(c)	April 2032	(d)
Total
Collateral assets		$3,086,319	$3,120,444
Financing		$2,633,841	$2,616,116
______________________________________________________________________________________________________________________________
(a)Represents the weighted-average coupon earned on variable rate loans during the respective year-to-date period. Of the loans financed by the STWD 2021-FL2 CLO as of June 30, 2022, 7% earned fixed-rate weighted average interest of 7.44%. Of the investments financed by the STWD 2021-SIF2 CLO as of June 30, 2022, 5% earned fixed-rate weighted average interest of 7.75%. Of the investments financed by the STWD 2021-SIF1 CLO as of June 30, 2022, 3% earned fixed-rate weighted average interest of 5.95%.
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
We incurred $37.9 million of issuance costs in connection with the CLOs and SASB, which are amortized on an effective yield basis over the estimated life of the CLOs and SASB. For the three and six months ended June 30, 2022, approximately $2.7 million and $5.1 million, respectively, of amortization of deferred financing costs was included in interest expense on our condensed consolidated statements of operations. For the three and six months ended June 30, 2021, approximately $1.4 million and $2.0 million, respectively, of amortization of deferred financing costs was included in interest expense on our condensed consolidated statements of operations. As of June 30, 2022 and December 31, 2021, our unamortized issuance costs were $23.7 million and $17.7 million, respectively.
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

	Repurchase Agreements	Other Secured Financing	CLOs and SASB (a)	Total
2022 (remainder of)	$258,961	$24,259	$143,428	$426,648
2023	2,120,093	736,558	652,016	3,508,667
2024	1,097,580	235,871	434,434	1,767,885
2025	2,742,149	246,581	678,448	3,667,178
2026	1,797,262	974,237	1,732,148	4,503,647
Thereafter	2,299,605	694,887	139,641	3,134,133
Total	$10,315,650	$2,912,393	$3,780,115	$17,008,158
______________________________________________________________________________________________________________________
(a)For the CLOs, the above does not assume utilization of their reinvestment features. The SASB does not have a reinvestment feature.
11. Unsecured Senior Notes
The following table is a summary of our unsecured senior notes outstanding as of June 30, 2022 and December 31, 2021 (dollars in thousands):

	Coupon Rate		Effective Rate (1)	Maturity Date	Remaining Period of Amortization	Carrying Value at
						June 30, 2022	December 31, 2021
2023 Senior Notes	5.50%		5.71%	11/1/2023	1.3 years	300,000	300,000
2023 Convertible Notes	4.38%		4.57%	4/1/2023	0.8 years	250,000	250,000
2024 Senior Notes	3.75%		3.94%	12/31/2024	2.5 years	400,000	400,000
2025 Senior Notes	4.75%	(2)	5.04%	3/15/2025	2.7 years	500,000	500,000
2026 Senior Notes	3.63%		3.77%	7/15/2026	4.0 years	400,000	400,000
2027 Senior Notes	4.38%	(3)	4.49%	1/15/2027	4.6 years	500,000	—
Total principal amount						2,350,000	1,850,000
Unamortized discount—Convertible Notes						(351)	(578)
Unamortized discount—Senior Notes						(10,847)	(10,067)
Unamortized deferred financing costs						(14,030)	(10,765)
Total carrying amount						$2,324,772	$1,828,590
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

Our unsecured senior notes contain certain financial tests and covenants. As of June 30, 2022, we were in compliance with all such covenants.
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
Convertible Senior Notes
On March 29, 2017, we issued $250.0 million of 4.375% Convertible Senior Notes due 2023 (the “2023 Convertible Notes”) which remain outstanding at June 30, 2022 and mature on April 1, 2023.
We recognized interest expense of $2.9 million and $5.8 million, respectively, during the three and six months ended June 30, 2022 and 2021 from our Convertible Notes.
The following table details the conversion attributes of our Convertible Notes outstanding as of June 30, 2022 (amounts in thousands, except rates):

	June 30, 2022
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
(2)As of June 30, 2022, the market price of the Company’s common stock was $20.89.
The if-converted value of the 2023 Convertible Notes was less than their principal amount by $48.4 million at June 30, 2022 as the closing market price of the Company’s common stock of $20.89 was less than the implicit conversion price of $25.91 per share. The if-converted value of the principal amount of the 2023 Convertible Notes was $201.6 million as of June 30, 2022. As of June 30, 2022, the net carrying amount and fair value of the 2023 Convertible Notes was $249.5 million and $246.3 million, respectively.
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
The following summarizes the face amount and proceeds of commercial and residential loans securitized for the three and six months ended June 30, 2022 and 2021 (amounts in thousands):

	Commercial Loans		Residential Loans
	Face Amount	Proceeds	Face Amount	Proceeds
For the Three Months Ended June 30,
2022	$658,447	$649,730	$827,871	$813,175
2021	304,604	321,377	564,429	583,877
For the Six Months Ended June 30,
2022	$1,005,889	$991,797	$1,905,829	$1,913,459
2021	389,641	411,087	947,978	973,675
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

	Loan Transfers Accounted for as Sales
	Commercial Loans		Residential Loans
	Face amount (1)	Proceeds (1)	Face Amount (2)	Proceeds (2)
For the Three Months Ended June 30,
2022	$6,980	$6,469	$220,101	$219,426
2021	232,670	229,490	383	398
For the Six Months Ended June 30,
2022	$6,980	$6,469	$1,055,861	$1,055,542
2021	232,670	229,490	89,801	92,817
______________________________________________________________________________________________________________________
(1)During both the three and six months ended June 30, 2022, we sold $7.0 million of senior interests in a first mortgage loan for proceeds of $6.5 million. During both the three and six months ended June 30, 2021, we sold $210.1 million of senior interests in first mortgage loans and $22.6 million of whole loan interests for proceeds of $208.0 million and $21.5 million, respectively.

(2)In February 2022, we sold $745.0 million of agency-eligible residential loans at face amount which was subject to a post-closing contingent sales price adjustment based on the gain or loss to the purchaser/securitization underwriter, less underwriting costs, if those loans were sold into a future securitization. Given spread widening which occurred in the residential markets during the three months ended June 30, 2022, we estimated the amount of this contingency to be $32.7 million at June 30, 2022 based on the probability and timing of executing a disposition strategy on these loans and the amount at which such a disposition could be executed. In June 2022, in lieu of the buyer executing a securitization or sale of the loans, we entered into a forward settlement agreement to acquire $729.1 million of these loans at par. The loan purchase is subject to a financing contingency, whereby the seller is to provide us financing under a mutually agreed repurchase agreement within 120 days. If such mutually agreed financing is not completed, we are not obligated to complete the forward settlement, and the previous post-closing contingency referenced above would be reinstated.

During both the three and six months ended June 30, 2022, losses recognized by the Commercial and Residential Lending Segment on sales of commercial loans were $0.1 million. During both the three and six months ended June 30, 2021, losses recognized by the Commercial and Residential Lending Segment on sales of commercial loans were $1.0 million.
Infrastructure Loan Sales
There were no sales of loans by the Infrastructure Lending Segment during the three and six months ended June 30, 2022. During both the three and six months ended June 30, 2021, the Infrastructure Lending Segment sold loans held-for-sale with an aggregate face amount of $2.5 million for proceeds of $2.5 million, recognizing immaterial gains.
13. Derivatives and Hedging Activity
Risk Management Objective of Using Derivatives
We are exposed to certain risks arising from both our business operations and economic conditions. Refer to Note 14 to the consolidated financial statements included in our Form 10-K for further discussion of our risk management objectives and policies.
Designated Hedges
The Company does not generally elect to apply the hedge accounting designation to its hedging instruments. As of June 30, 2022 and December 31, 2021, the Company did not have any designated hedges.
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

The following table summarizes our non-designated derivatives as of June 30, 2022 (notional amounts in thousands):

Type of Derivative	Number of Contracts	Aggregate Notional Amount	Notional Currency	Maturity
Fx contracts – Buy Euros ("EUR")	20	43,684	EUR	July 2022 - June 2023
Fx contracts – Buy Pounds Sterling ("GBP")	8	9,772	GBP	July 2022 - October 2024
Fx contracts – Buy Australian dollar ("AUD")	5	8,915	AUD	July 2022 - August 2023
Fx contracts – Buy Swiss Franc ("CHF")	1	29,400	CHF	July 2022
Fx contracts – Sell EUR	225	616,996	EUR	July 2022 - April 2026
Fx contracts – Sell GBP	196	575,781	GBP	July 2022 - April 2027
Fx contracts – Sell AUD	93	640,709	AUD	July 2022 - January 2026
Fx contracts – Sell CHF	1	38,449	CHF	July 2022
Interest rate swaps – Paying fixed rates	32	3,061,834	USD	April 2024 - June 2032
Interest rate swaps – Receiving fixed rates	2	970,000	USD	March 2025 - January 2027
Interest rate caps	5	633,900	USD	November 2022 - April 2025
Interest rate caps	1	61,000	GBP	April 2024
Credit instruments	3	49,000	USD	September 2058 - August 2061
Interest rate swap guarantees	4	271,363	USD	August 2022 - June 2025
Total	596
The table below presents the fair value of our derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021 (amounts in thousands):

	Fair Value of Derivatives in an Asset Position (1) as of		Fair Value of Derivatives in a Liability Position (2) as of
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Interest rate contracts	$7,487	$17,728	$49,642	$16
Interest rate swap guarantees	—	—	—	260
Foreign exchange contracts	120,637	30,478	5,495	12,870
Credit instruments	603	10	—	275
Total derivatives	$128,727	$48,216	$55,137	$13,421
___________________________________________________
(1)Classified as derivative assets in our condensed consolidated balance sheets.
(2)Classified as derivative liabilities in our condensed consolidated balance sheets.
The table below presents the effect of our derivative financial instruments on the condensed consolidated statements of operations for the three and six months ended June 30, 2022 and 2021 (amounts in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income for the Three Months Ended June 30,		Amount of Gain (Loss) Recognized in Income for the Six Months Ended June 30,
		2022	2021	2022	2021
Interest rate contracts	Gain (loss) on derivative financial instruments	$37,257	$(7,344)	$140,190	$12,814
Interest rate swap guarantees	Gain (loss) on derivative financial instruments	100	145	259	496
Foreign exchange contracts	Gain (loss) on derivative financial instruments	90,543	(2,540)	114,685	11,061
Credit instruments	Gain (loss) on derivative financial instruments	683	(270)	717	(391)
		$128,583	$(10,009)	$255,851	$23,980

14. Offsetting Assets and Liabilities
The following tables present the potential effects of netting arrangements on our financial position for financial assets and liabilities within the scope of ASC 210-20, Balance Sheet—Offsetting, which for us are derivative assets and liabilities as well as repurchase agreement liabilities (amounts in thousands):

		(ii) Gross Amounts Offset in the Statement of Financial Position	(iii) = (i) - (ii) Net Amounts Presented in the Statement of Financial Position	(iv) Gross Amounts Not Offset in the Statement of Financial Position
	(i) Gross Amounts Recognized			Financial Instruments	Cash Collateral Received / Pledged	(v) = (iii) - (iv) Net Amount
As of June 30, 2022
Derivative assets	$128,727	$—	$128,727	$52,137	$—	$76,590
Derivative liabilities	$55,137	$—	$55,137	$52,137	$3,000	$—
Repurchase agreements	10,315,650	—	10,315,650	10,315,650	—	—
	$10,370,787	$—	$10,370,787	$10,367,787	$3,000	$—
As of December 31, 2021
Derivative assets	$48,216	$—	$48,216	$12,870	$21,290	$14,056
Derivative liabilities	$13,421	$—	$13,421	$12,870	$291	$260
Repurchase agreements	9,542,034	—	9,542,034	9,542,034	—	—
	$9,555,455	$—	$9,555,455	$9,554,904	$291	$260
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

The following table details the assets and liabilities of our consolidated CLOs and SASB as of June 30, 2022 and December 31, 2021 (amounts in thousands):

	June 30, 2022	December 31, 2021
Assets:
Cash and cash equivalents	$28,169	$15,297
Loans held-for-investment	4,458,435	3,073,572
Investment securities	37,427	11,426
Accrued interest receivable	12,424	8,936
Other assets	461	11,213
Total Assets	$4,536,916	$3,120,444
Liabilities
Accounts payable, accrued expenses and other liabilities	$10,813	$3,335
Collateralized loan obligations and single asset securitization, net	3,764,151	2,616,116
Total Liabilities	$3,774,964	$2,619,451
Assets held by the CLOs and SASB are restricted and can be used only to settle obligations of the CLOs and SASB, including the subordinate interests owned by us. The liabilities of the CLOs and SASB are non-recourse to us and can only be satisfied from the assets of the CLOs and SASB.
We also hold controlling interests in other non-securitization entities that are considered VIEs. The Woodstar Fund, Woodstar Feeder Fund, L.P. and one of the Woodstar Fund’s indirect investees, SPT Dolphin Intermediate LLC (“SPT Dolphin”), the entity which holds the Woodstar II Portfolio, are each VIEs because the third party interest holders do not carry kick-out rights or substantive participating rights. We were deemed to be the primary beneficiary of those VIEs because we possess both the power to direct the activities of the VIEs that most significantly impact their economic performance and a significant economic interest in each entity. The Woodstar Fund had total assets of $1.6 billion, including its indirect investment in SPT Dolphin, and no significant liabilities as of June 30, 2022. As of June 30, 2022, Woodstar Feeder Fund, L.P. and its consolidated subsidiary which is also considered a VIE, Woodstar Feeder REIT, LLC, had a $0.4 billion investment in the Woodstar Fund, had no significant liabilities and had temporary equity of $0.3 billion consisting of the contingently redeemable non-controlling interests of the third party investors (see Note 17).
We also hold a 51% controlling interest in a joint venture (the “CMBS JV”) within our Investing and Servicing Segment, which is considered a VIE because the third party interest holder does not carry kick-out rights or substantive participating rights. We are deemed the primary beneficiary of the CMBS JV. This VIE had total assets of $367.2 million and liabilities of $89.1 million as of June 30, 2022. Refer to Note 17 for further discussion.
In addition to the above non-securitization entities, we have smaller VIEs with total assets of $75.6 million and liabilities of $32.3 million as of June 30, 2022.
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
As noted above, we are not obligated to provide, nor have we provided, any financial support for any of our securitization VIEs, whether or not we are deemed to be the primary beneficiary. As such, the risk associated with our involvement in these VIEs is limited to the carrying value of our investment in the entity. As of June 30, 2022, our maximum risk of loss related to securitization VIEs in which we were not the primary beneficiary was $21.0 million on a fair value basis.
As of June 30, 2022, the securitization VIEs which we do not consolidate had debt obligations to beneficial interest holders with unpaid principal balances, excluding the notional value of interest-only securities, of $4.8 billion. The corresponding assets are comprised primarily of commercial mortgage loans with unpaid principal balances corresponding to the amounts of the outstanding debt obligations.

We also hold passive non-controlling interests in certain unconsolidated entities that are considered VIEs. We are not the primary beneficiaries of these VIEs as we do not possess the power to direct the activities of the VIEs that most significantly impact their economic performance and therefore report our interests, which totaled $16.9 million as of June 30, 2022, within investments in unconsolidated entities on our consolidated balance sheet. Our maximum risk of loss is limited to our carrying value of the investments.
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
Base Management Fee. For the three months ended June 30, 2022 and 2021, approximately $21.6 million and $19.2 million, respectively, was incurred for base management fees. For the six months ended June 30, 2022 and 2021, approximately $43.1 million and $38.3 million, respectively, was incurred for base management fees. As of June 30, 2022 and December 31, 2021, there were $21.6 million and $20.3 million, respectively, of unpaid base management fees included in related-party payable in our condensed consolidated balance sheets.
Incentive Fee. For the three months ended June 30, 2022 and 2021, approximately $5.2 million and $5.0 million, respectively, was incurred for incentive fees. For the six months ended June 30, 2022 and 2021, approximately $34.2 million and $18.2 million, respectively, was incurred for incentive fees. As of June 30, 2022 and December 31, 2021, there were $5.2 million and $51.2 million of unpaid incentive fees included in related-party payable in our condensed consolidated balance sheets.
Expense Reimbursement. For the three months ended June 30, 2022 and 2021, approximately $1.9 million and $1.6 million, respectively, was incurred for executive compensation and other reimbursable expenses and recognized within general and administrative expenses in our condensed consolidated statements of operations. For the six months ended June 30, 2022 and 2021, approximately $3.6 million and $3.1 million, respectively, was incurred for executive compensation and other reimbursable expenses. As of June 30, 2022 and December 31, 2021, there were $4.0 million and $4.9 million, respectively, of unpaid reimbursable executive compensation and other expenses included in related-party payable in our condensed consolidated balance sheets.
Equity Awards. In certain instances, we issue RSAs to certain employees of affiliates of our Manager who perform services for us. There were no RSAs granted during the three months ended June 30, 2022 and 2021. Expenses related to the vesting of awards to employees of affiliates of our Manager were $2.3 million and $2.2 million during the three months ended June 30, 2022 and 2021, respectively, and are reflected in general and administrative expenses in our condensed consolidated statements of operations. During the six months ended June 30, 2022 and 2021, we granted 200,972 and 981,951 RSAs, respectively, at grant date fair values of $4.8 million and $19.6 million, respectively. Expenses related to the vesting of awards to employees of affiliates of our Manager were $5.0 million and $4.5 million during the six months ended June 30, 2022 and 2021, respectively. These shares generally vest over a three-year period.

Manager Equity Plan
In April 2022, the Company’s shareholders approved the Starwood Property Trust, Inc. 2022 Manager Equity Plan (the “2022 Manager Equity Plan”) which replaces the Starwood Property Trust, Inc. 2017 Manager Equity Plan (the “2017 Manager Equity Plan”). In November 2020, we granted 1,800,000 RSUs to our Manager under the 2017 Manager Equity Plan. In September 2019, we granted 1,200,000 RSUs to our Manager under the 2017 Manager Equity Plan. In April 2018, we granted 775,000 RSUs to our Manager under the 2017 Manager Equity Plan. In connection with these grants and prior similar grants, we recognized share-based compensation expense of $4.5 million within management fees in our condensed consolidated statements of operations for both the three months ended June 30, 2022 and 2021. For the six months ended June 30, 2022 and 2021, we recognized $9.0 million and $10.4 million, respectively, related to these awards. Refer to Note 17 for further discussion.
Investments in Loans and Securities
In March 2022, we originated a new loan on the development and recapitalization of luxury rental cabins with a total commitment of $200.0 million, of which $92.7 million was outstanding as of June 30, 2022. The loan bears interest at SOFR + 6.50% plus fees and contains a term of 24 months with three one-year extension options. The proceeds were partially used to repay an existing $99.0 million first mortgage loan that we originated in February 2020. Certain members of our executive team and board of directors own equity interests in the borrower.
During the three and six months ended June 30, 2022, the Company acquired $332.9 million and $956.8 million, respectively, of loans from a residential mortgage originator in which it holds an equity interest. Additionally, as of June 30, 2022, the Company had outstanding residential mortgage loan purchase commitments of $130.1 million to this residential mortgage originator. Refer to Note 8 for further discussion. During the six months ended June 30, 2022, the Company received proceeds of $4.4 million from the sale of loans to the residential mortgage originator. No proceeds were received from the sale of loans to the residential mortgage originator during the three months ended June 30, 2022.
Lease Arrangements
In March 2020, we entered into an office lease agreement with an entity which is controlled by our Chairman and CEO through majority equity ownership of the entity. The leased premises serve as our new Miami Beach office following the expiration of our former lease in Miami Beach. The lease is for approximately 65,000 square feet of office space, has an initial term of 15 years and requires monthly lease payments starting in the tenth month after lease commencement, which is pending final completion of the premises. The lease payments are based on an annual base rate of $52.00 per square foot that increases by 3% each anniversary following commencement, plus our pro rata share of building operating expenses. Prior to the execution of this lease, we engaged an independent third party leasing firm and external counsel to advise the independent directors of our board of directors on market terms for the lease.  The terms of the lease were approved by our independent directors. In April 2020 we provided a $1.9 million cash security deposit to the landlord. During the six months ended June 30, 2022, we made payments to the landlord of $1.8 million for reimbursements relating to tenant improvements under the terms of the lease. No payments were made to the landlord for reimbursements relating to tenant improvements during the three months ended June 30, 2022.
Other Related-Party Arrangements
Highmark Residential (“Highmark”), an affiliate of our Manager, provides property management services for properties within our Woodstar I and Woodstar II Portfolios. Fees paid to Highmark are calculated as a percentage of gross receipts and are at market terms. During the three months ended June 30, 2022 and 2021, property management fees to Highmark of $1.3 million and $0.7 million, respectively, were recognized within our Woodstar Portfolios. During the six months ended June 30, 2022 and 2021, property management fees to Highmark were $2.7 million and $1.5 million, respectively.

Refer to Note 17 to the consolidated financial statements included in our Form 10-K for further discussion of related-party agreements.

17. Stockholders’ Equity and Non-Controlling Interests
During the six months ended June 30, 2022, our board of directors declared the following dividends:

Declaration Date	Record Date	Ex-Dividend Date	Payment Date	Amount	Frequency
6/15/22	6/30/22	6/29/22	7/15/22	$0.48	Quarterly
3/14/22	3/31/22	3/30/22	4/15/22	0.48	Quarterly
In May 2022, we entered into a Starwood Property Trust, Inc. Common Stock Sales Agreement (the “ATM Agreement”) with a syndicate of financial institutions to sell shares of the Company’s common stock of up to $500.0 million from time to time, through an “at the market” equity offering program. Sales of shares under the ATM Agreement are made by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale or at negotiated prices. The ATM Agreement replaces a similar agreement previously entered into in May 2014 with Merrill Lynch, Pierce, Fenner and Smith Incorporated. During the three and six months ended June 30, 2022, we issued 1,415,564 shares of common stock under our ATM Agreement for gross proceeds of $33.3 million at an average share price of $23.54 and paid related commission costs of $0.7 million. During the three and six months ended June 30, 2021, there were no shares issued under our previous ATM agreement.
During the six months ended June 30, 2022 and 2021, shares issued under the Starwood Property Trust, Inc. Dividend Reinvestment and Direct Stock Purchase Plan (the “DRIP Plan”) were not material.
In April 2022, the Company’s shareholders approved the Starwood Property Trust, Inc. Employee Stock Purchase Plan (the “ESPP”) which allows eligible employees to purchase common stock of the Company at a discounted purchase price. The discounted purchase price of a share of the Company's common stock is 85% of the fair market value at the lower of the beginning or the end of the quarterly offering period. Participants may purchase shares not exceeding an aggregate fair market value of $25,000 in any calendar year. The maximum aggregate number of shares subject to issuance in accordance with the ESPP is 2,000,000 shares. No shares have been issued under the ESPP through June 30, 2022.
Equity Incentive Plans
In April 2022, the Company’s shareholders approved the 2022 Manager Equity Plan and the Starwood Property Trust, Inc. 2022 Equity Plan (the “2022 Equity Plan”), which allow for the issuance of up to 18,700,000 stock options, stock appreciation rights, RSAs, RSUs or other equity-based awards or any combination thereof to the Manager, directors, employees, consultants or any other party providing services to the Company. The 2022 Manager Equity Plan succeeds and replaces the 2017 Manager Equity Plan and the 2022 Equity Plan succeeds and replaces the Starwood Property Trust, Inc. 2017 Equity Plan (the “2017 Equity Plan”).
The table below summarizes our share awards granted or vested under the 2017 Manager Equity Plan (none under the 2022 Manager Equity Plan) during the six months ended June 30, 2022 and 2021 (dollar amounts in thousands):

Grant Date	Type	Amount Granted	Grant Date Fair Value	Vesting Period
November 2020	RSU	1,800,000	$30,078	3 years
September 2019	RSU	1,200,000	29,484	(1)
April 2018	RSU	775,000	16,329	3 years
______________________________________________________________________________________________________________________
(1)Of the amount granted, 218,898 vested immediately on the grant date and the remaining amount vests over a three-year period.
Schedule of Non-Vested Shares and Share Equivalents (1)

	2022 Equity Plan	2022 Manager Equity Plan	Total	Weighted Average Grant Date Fair Value (per share)
Balance as of January 1, 2022	2,406,730	1,295,277	3,702,007	$18.90
Granted	784,893	—	784,893	23.81
Vested	(600,902)	(463,518)	(1,064,420)	18.11
Forfeited	(10,809)	—	(10,809)	23.17
Balance as of June 30, 2022	2,579,912	831,759	3,411,671	20.26

(1)    Equity-based award activity for awards granted under the 2017 Equity Plan is reflected within the 2022 Equity Plan column, and for awards granted under the 2017 Manager Equity Plan, within the 2022 Manager Equity Plan column.
As of June 30, 2022, there were 18.7 million shares of common stock available for future grants under the 2022 Manager Equity Plan and the 2022 Equity Plan.
Non-Controlling Interests in Consolidated Subsidiaries
As discussed in Note 2, on November 5, 2021 we sold a 20.6% non-controlling interest in the Woodstar Fund to third party investors for net cash proceeds of $214.2 million. Under the Woodstar Fund operating agreement, such interests are contingently redeemable by us, at the option of the interest holder, for cash at liquidation fair value if any assets remain upon termination of the Woodstar Fund. The Woodstar Fund operating agreement specifies an eight-year term with two one-year extension options, the first at our option and the second subject to consent of an advisory committee representing the non-controlling interest holders. Accordingly, these contingently redeemable non-controlling interests have been classified as “Temporary Equity” in our condensed consolidated balance sheets and represent the fair value of the Woodstar Fund’s net assets allocable to those interests. During the three and six months ended June 30, 2022, net income attributable to these non-controlling interests was $62.8 million and $110.5 million, respectively.
In connection with our Woodstar II Portfolio acquisitions, we issued 10.2 million Class A Units in our subsidiary, SPT Dolphin, and rights to receive an additional 1.9 million Class A Units if certain contingent events occur. As of June 30, 2022, all of the 1.9 million contingent Class A Units were issued. The Class A Units are redeemable for consideration equal to the current share price of the Company’s common stock on a one-for-one basis, with the consideration paid in either cash or the Company’s common stock, at the determination of the Company. There were 9.8 million Class A Units outstanding as of June 30, 2022. The outstanding Class A Units are reflected as non-controlling interests in consolidated subsidiaries on our consolidated balance sheets, the balance of which was $208.5 million as of June 30, 2022 and December 31, 2021.
To the extent SPT Dolphin has sufficient cash available, the Class A Units earn a preferred return indexed to the dividend rate of the Company’s common stock. Any distributions made pursuant to this waterfall are recognized within net income attributable to non-controlling interests in our condensed consolidated statements of operations. During the three and six months ended June 30, 2022, we recognized net income attributable to non-controlling interests of $4.7 million and $9.4 million, respectively, associated with these Class A Units. During the three and six months ended June 30, 2021, we recognized net income attributable to non-controlling interests of $4.9 million and $10.0 million, respectively, associated with these Class A Units.
As discussed in Note 15, we hold a 51% controlling interest in the CMBS JV within our Investing and Servicing Segment. Because the CMBS JV is deemed a VIE for which we are the primary beneficiary, the 49% interest of our joint venture partner is reflected as a non-controlling interest in consolidated subsidiaries on our condensed consolidated balance sheets, and any net income attributable to this 49% joint venture interest is reflected within net income attributable to non-controlling interests in our condensed consolidated statement of operations. The non-controlling interests in the CMBS JV were $153.0 million and $131.9 million as of June 30, 2022 and December 31, 2021, respectively. During the three and six months ended June 30, 2022, net income attributable to these non-controlling interests was $1.3 million and $4.9 million, respectively. During the three and six months ended June 30, 2021, net income attributable to these non-controlling interests was $4.7 million and $10.1 million, respectively.

18. Earnings per Share
The following table provides a reconciliation of net income and the number of shares of common stock used in the computation of basic EPS and diluted EPS (amounts in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Basic Earnings
Income attributable to STWD common stockholders	$212,287	$116,310	$536,886	$227,688
Less: Income attributable to participating shares not already deducted as non-controlling interests	(3,990)	(1,791)	(12,811)	(3,716)
Basic earnings	$208,297	$114,519	$524,075	$223,972

Diluted Earnings
Income attributable to STWD common stockholders	$212,287	$116,310	$536,886	$227,688
Less: Income attributable to participating shares not already deducted as non-controlling interests	(3,990)	(1,791)	(12,811)	(3,716)
Add: Interest expense on Convertible Notes	2,915	2,900	5,818	5,816
Add: Undistributed earnings to participating shares	2,584	—	9,879	—
Less: Undistributed earnings reallocated to participating shares	(2,506)	—	(9,579)	—
Diluted earnings	$211,290	$117,419	$530,193	$229,788

Number of Shares:
Basic — Average shares outstanding	305,035	284,710	303,995	284,018
Effect of dilutive securities — Convertible Notes	9,649	9,649	9,649	9,649
Effect of dilutive securities — Contingently issuable shares	120	95	120	95
Effect of dilutive securities — Unvested non-participating shares	158	117	144	46
Diluted — Average shares outstanding	314,962	294,571	313,908	293,808

Earnings Per Share Attributable to STWD Common Stockholders:
Basic	$0.68	$0.40	$1.72	$0.79
Diluted	$0.67	$0.40	$1.69	$0.78
As of June 30, 2022 and 2021, participating shares of 12.7 million and 14.0 million, respectively, were excluded from the computation of diluted shares as their effect was already considered under the more dilutive two-class method used above. Such participating shares at June 30, 2022 and 2021 included 9.8 million and 10.2 million potential shares, respectively, of our common stock issuable upon redemption of the Class A Units in SPT Dolphin, as discussed in Note 17.

19. Accumulated Other Comprehensive Income
The changes in AOCI by component are as follows (amounts in thousands):

	Cumulative Unrealized Gain (Loss) on Available-for- Sale Securities	Foreign Currency Translation	Total
Three Months Ended June 30, 2022
Balance at April 1, 2022	$35,669	$—	$35,669
OCI before reclassifications	(6,699)	—	(6,699)
Amounts reclassified from AOCI	—	—	—
Net period OCI	(6,699)	—	(6,699)
Balance at June 30, 2022	$28,970	$—	$28,970
Three Months Ended June 30, 2021
Balance at April 1, 2021	$41,654	$—	$41,654
OCI before reclassifications	(344)	—	(344)
Amounts reclassified from AOCI	—	—	—
Net period OCI	(344)	—	(344)
Balance at June 30, 2021	$41,310	$—	$41,310
Six Months Ended June 30, 2022
Balance at January 1, 2022	$40,953	$—	$40,953
OCI before reclassifications	(11,983)	—	(11,983)
Amounts reclassified from AOCI	—	—	—
Net period OCI	(11,983)	—	(11,983)
Balance at June 30, 2022	$28,970	$—	$28,970
Six Months Ended June 30, 2021
Balance at January 1, 2021	$44,057	$(64)	$43,993
OCI before reclassifications	(2,747)	—	(2,747)
Amounts reclassified from AOCI	—	64	64
Net period OCI	(2,747)	64	(2,683)
Balance at June 30, 2021	$41,310	$—	$41,310

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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level II of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level III inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of June 30, 2022 and December 31, 2021, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level II of the fair value hierarchy.
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

Fair Value Disclosures
The following tables present our financial assets and liabilities carried at fair value on a recurring basis in the consolidated balance sheets by their level in the fair value hierarchy as of June 30, 2022 and December 31, 2021 (amounts in thousands):

	June 30, 2022
	Total	Level I	Level II	Level III
Financial Assets:
Loans under fair value option	$2,228,332	$—	$30,831	$2,197,501
RMBS	124,439	—	—	124,439
CMBS	20,965	—	—	20,965
Equity security	10,193	10,193	—	—
Woodstar Fund investments	1,558,850	—	—	1,558,850
Domestic servicing rights	17,499	—	—	17,499
Derivative assets	128,727	—	128,727	—
VIE assets	57,993,563	—	—	57,993,563
Total	$62,082,568	$10,193	$159,558	$61,912,817
Financial Liabilities:
Derivative liabilities	$55,137	$—	$55,137	$—
VIE liabilities	56,256,080	—	50,275,446	5,980,634
Total	$56,311,217	$—	$50,330,583	$5,980,634

	December 31, 2021
	Total	Level I	Level II	Level III
Financial Assets:
Loans under fair value option	$2,936,025	$—	$—	$2,936,025
RMBS	143,980	—	—	143,980
CMBS	22,244	—	—	22,244
Equity security	11,624	11,624	—	—
Woodstar Fund investments	1,040,309	—	—	1,040,309
Domestic servicing rights	16,780	—	—	16,780
Derivative assets	48,216	—	48,216	—
VIE assets	61,280,543	—	—	61,280,543
Total	$65,499,721	$11,624	$48,216	$65,439,881
Financial Liabilities:
Derivative liabilities	$13,421	$—	$13,421	$—
VIE liabilities	59,752,922	—	54,972,701	4,780,221
Total	$59,766,343	$—	$54,986,122	$4,780,221

The changes in financial assets and liabilities classified as Level III are as follows for the three and six months ended June 30, 2022 and 2021 (amounts in thousands):

Three Months Ended June 30, 2022	Loans at Fair Value	RMBS	CMBS	Woodstar Fund Investments	Domestic Servicing Rights	VIE Assets	VIE Liabilities	Total
April 1, 2022 balance	$2,367,022	$134,406	$21,858	$1,264,160	$17,864	$57,763,543	$(5,479,288)	$56,089,565
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	(113,480)	—	(665)	294,690	(365)	(3,021,691)	447,311	(2,394,200)
Net accretion	—	2,625	—	—	—	—	—	2,625
Included in OCI	—	(6,699)	—	—	—	—	—	(6,699)
Purchases / Originations	1,340,371	—	—	—	—	—	—	1,340,371
Sales	(1,309,220)	—	—	—	—	—	—	(1,309,220)
Cash repayments / receipts	(56,415)	(5,893)	(228)	—	—	—	(415)	(62,951)
Transfers into Level III	54	—	—	—	—	—	(426,237)	(426,183)
Transfers out of Level III	(30,831)	—	—	—	—	—	262,839	232,008
Consolidation of VIEs	—	—	—	—	—	3,251,711	(784,844)	2,466,867
June 30, 2022 balance	$2,197,501	$124,439	$20,965	$1,558,850	$17,499	$57,993,563	$(5,980,634)	$55,932,183
Amount of unrealized gains (losses) attributable to assets still held at June 30, 2022:
Included in earnings	$(108,411)	$2,340	$(665)	$294,690	$(365)	$(3,021,691)	$447,311	$(2,386,791)
Included in OCI	$—	$(6,375)	$—	$—	$—	$—	$—	$(6,375)

Three Months Ended June 30, 2021	Loans at Fair Value	RMBS	CMBS	Woodstar Fund Investments	Domestic Servicing Rights	VIE Assets	VIE Liabilities	Total
April 1, 2021 balance	$763,773	$160,301	$19,256	$—	$12,406	$62,367,110	$(2,227,428)	$61,095,418
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	45,867	—	320	—	1,299	(1,085,746)	1,294	(1,036,966)
Net accretion	—	2,610	—	—	—	—	—	2,610
Included in OCI	—	(344)	—	—	—	—	—	(344)
Purchases / Originations	992,304	—	—	—	—	—	—	992,304
Sales	(905,653)	—	—	—	—	—	—	(905,653)
Cash repayments / receipts	(50,257)	(7,863)	(611)	—	—	—	(1,401)	(60,132)
Transfers into Level III	—	—	—	—	—	—	(2,431,880)	(2,431,880)
Transfers out of Level III	(250,687)	—	—	—	—	—	365,456	114,769
Transfers within Level III	172,474	—	—			(172,474)	—	—
Consolidation of VIEs	—	—	—	—	—	2,384,906	(542,233)	1,842,673
June 30, 2021 balance	$767,821	$154,704	$18,965	$—	$13,705	$63,493,796	$(4,836,192)	$59,612,799
Amount of unrealized gains (losses) attributable to assets still held at June 30, 2021:
Included in earnings	$3,274	$2,610	$320	$—	$1,299	$(1,258,220)	$1,294	$(1,249,423)
Included in OCI	$—	$(344)	$—	$—	$—	$—	$—	$(344)

Six Months Ended June 30, 2022	Loans at Fair Value	RMBS	CMBS	Woodstar Fund Investments	Domestic Servicing Rights	VIE Assets	VIE Liabilities	Total
January 1, 2022 balance	$2,936,025	$143,980	$22,244	$1,040,309	$16,780	$61,280,543	$(4,780,221)	$60,659,660
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	(239,263)	—	(1,357)	518,541	719	(6,918,293)	922,222	(5,717,431)
Net accretion	—	5,230	—	—	—	—	—	5,230
Included in OCI	—	(11,983)	—	—	—	—	—	(11,983)
Purchases / Originations	3,607,070	—	—	—	—	—	—	3,607,070
Sales	(3,587,687)	—	—	—	—	—	—	(3,587,687)
Cash repayments / receipts	(114,849)	(12,788)	(452)	—	—	—	(825)	(128,914)
Transfers into Level III	147	—	—	—	—	—	(630,117)	(629,970)
Transfers out of Level III	(403,942)	—	—	—	—	—	317,449	(86,493)
Consolidation of VIEs	—	—	—	—	—	4,361,325	(1,810,101)	2,551,224
Deconsolidation of VIEs	—	—	530	—	—	(730,012)	959	(728,523)
June 30, 2022 balance	$2,197,501	$124,439	$20,965	$1,558,850	$17,499	$57,993,563	$(5,980,634)	$55,932,183
Amount of unrealized gains (losses) attributable to assets still held at June 30, 2022:
Included in earnings	$(168,610)	$4,896	$(827)	$518,541	$719	$(6,918,293)	$922,222	$(5,641,352)
Included in OCI	$—	$(11,577)	$—	$—	$—	$—	$—	$(11,577)

Six Months Ended June 30, 2021	Loans at Fair Value	RMBS	CMBS	Woodstar Fund Investments	Domestic Servicing Rights	VIE Assets	VIE Liabilities	Total
January 1, 2021 balance	$1,022,979	$167,349	$19,457	$—	$13,202	$64,238,328	$(2,019,876)	$63,441,439
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	36,389	—	692	—	503	(3,350,337)	66,975	(3,245,778)
Net accretion	—	5,216	—	—	—	—	—	5,216
Included in OCI	—	(2,747)	—	—	—	—	—	(2,747)
Purchases / Originations	1,367,574	—	—	—	—	—	—	1,367,574
Sales	(1,477,580)	—	—	—	—	—	—	(1,477,580)
Issuances	—	—	—	—	—	—	(11,604)	(11,604)
Cash repayments / receipts	(103,328)	(15,114)	(1,184)	—	—	—	(2,538)	(122,164)
Transfers into Level III	—	—	—	—	—	—	(2,841,147)	(2,841,147)
Transfers out of Level III	(250,687)	—	—	—	—	—	514,231	263,544
Transfers within Level III	172,474	—	—	—	—	(172,474)	—	—
Consolidation of VIEs	—	—	—	—	—	2,778,279	(542,233)	2,236,046
June 30, 2021 balance	$767,821	$154,704	$18,965	$—	$13,705	$63,493,796	$(4,836,192)	$59,612,799
Amount of unrealized gains (losses) attributable to assets still held at June 30, 2021:
Included in earnings	$2,902	$5,216	$692	$—	$503	$(3,522,811)	$66,975	$(3,446,523)
Included in OCI	$—	$(2,747)	$—	$—	$—	$—	$—	$(2,747)
Amounts were transferred from Level II to Level III due to a decrease in the observable relevant market activity and amounts were transferred from Level III to Level II due to an increase in the observable relevant market activity.

The following table presents the fair values of our financial instruments not carried at fair value on the consolidated balance sheets (amounts in thousands):

	June 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets not carried at fair value:
Loans	$17,904,104	$17,684,507	$15,477,624	$15,526,235
HTM debt securities	757,763	720,641	683,136	656,864
Financial liabilities not carried at fair value:
Secured financing agreements, CLOs and SASB	$16,911,598	$16,751,875	$15,192,966	$15,266,440
Unsecured senior notes	2,324,772	2,149,983	1,828,590	1,893,065
The following is quantitative information about significant unobservable inputs in our Level III measurements for those assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

	Carrying Value at June 30, 2022	Valuation Technique	Unobservable Input	Range (Weighted Average) as of (1)
				June 30, 2022	December 31, 2021
Loans under fair value option	$2,197,501	Discounted cash flow, market pricing	Coupon (d)	2.8% - 9.2% (4.6%)	2.6% - 9.2% (4.2%)
			Remaining contractual term (d)	5.8 - 40.0 years (29.2 years)	6.3 - 39.9 years (27.4 years)
			FICO score (a)	584 - 900 (745)	582 - 829 (748)
			LTV (b)	5% - 94% (68%)	1% - 94% (66%)
			Purchase price (d)	80.0% - 108.6% (101.8%)	80.0% - 108.6% (102.3%)
RMBS	124,439	Discounted cash flow	Constant prepayment rate (a)	3.4% - 14.6% (6.6%)	4.8% - 19.2% (9.9%)
			Constant default rate (b)	0.9% - 4.7% (2.0%)	0.8% - 6.0% (2.1%)
			Loss severity (b)	0% - 76% (16%) (f)	0% - 86% (26%) (f)
			Delinquency rate (c)	6% - 30% (15%)	10.4% - 35% (19%)
			Servicer advances (a)	25% - 79% (53%)	19% - 83% (52%)
			Annual coupon deterioration (b)	0% - 2.5% (0.1%)	0% - 1.7% (0.1%)
			Putback amount per projected total collateral loss (e)	0% - 8% (0.5%)	0% - 8% (0.5%)
CMBS	20,965	Discounted cash flow	Yield (b)	0% - 67.3% (8.9%)	0% - 613.6% (9.3%)
			Duration (c)	0 - 8.2 years (3.1 years)	0 - 7.2 years (5.2 years)
Woodstar Fund investments	1,558,850	Discounted cash flow	Discount rate - properties (b)	N/A	5.8% - 6.3% (6.0%)
			Discount rate - debt (a)	4.7% - 5.0% (4.8%)	2.6% - 3.3% (2.9%)
			Terminal capitalization rate (b)	N/A	4.8% - 5.3% (4.9%)
			Direct capitalization rate (b)	4.2% (4.2%)	4.1% - 4.2% (4.2%) (Implied)
Domestic servicing rights	17,499	Discounted cash flow	Debt yield (a)	7.50% (7.50%)	7.30% (7.30%)
			Discount rate (b)	15% (15%)	15% (15%)
VIE assets	57,993,563	Discounted cash flow	Yield (b)	0% - 253.1% (13.2%)	0% - 615.3% (13.0%)
			Duration (c)	0 - 11.3 years (3.2 years)	0 - 11.0 years (3.2 years)
VIE liabilities	5,980,634	Discounted cash flow	Yield (b)	0% - 253.1% (8.4%)	0% - 615.3% (6.4%)
			Duration (c)	0 - 11.3 years (2.2 years)	0 - 11.0 years (2.3 years)
______________________________________________________________________________________________________________________
(1)Unobservable inputs were weighted by the relative carrying value of the instruments as of June 30, 2022 and December 31, 2021.
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
(f)6% and 18% of the portfolio falls within a range of 45% - 80% as of June 30, 2022 and December 31, 2021, respectively.
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
Our TRSs engage in various real estate-related operations, including special servicing of commercial real estate, originating and securitizing mortgage loans, and investing in entities which engage in real estate-related operations. As of June 30, 2022 and December 31, 2021, approximately $2.5 billion and $3.2 billion, respectively, of assets were owned by TRS entities. Our TRSs are not consolidated for U.S. federal income tax purposes, but are instead taxed as corporations. For financial reporting purposes, a provision for current and deferred taxes is established for the portion of earnings recognized by us with respect to our interest in TRSs.
The following table is a reconciliation of our U.S. federal income tax provision determined using our statutory federal tax rate to our reported income tax provision (benefit) for the three and six months ended June 30, 2022 and 2021 (dollars in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022		2021		2022		2021
Federal statutory tax rate	$59,622	21.0%	$25,836	21.0%	$139,813	21.0%	$52,035	21.0%
REIT and other non-taxable income	(58,233)	(20.6)%	(24,018)	(19.5)%	(137,431)	(20.6)%	(48,519)	(19.6)%
State income taxes	456	0.2%	597	0.5%	782	0.1%	1,155	0.5%
Federal benefit of state tax deduction	(95)	—%	(126)	(0.1)%	(164)	—%	(243)	(0.1)%
Intra-entity transfers	—	—%	(6,037)	(4.9)%	(3,868)	(0.6)%	(6,052)	(2.4)%
Other	456	0.2%	395	0.3%	624	0.1%	501	0.1%
Effective tax rate	$2,206	0.8%	$(3,353)	(2.7)%	$(244)	—%	$(1,123)	(0.5)%

22. Commitments and Contingencies
As of June 30, 2022, our Commercial and Residential Lending Segment had future commercial loan funding commitments totaling $2.9 billion, of which we expect to fund $2.6 billion. These future funding commitments primarily relate to construction projects, capital improvements, tenant improvements and leasing commissions. Additionally, as of June 30, 2022, our Commercial and Residential Lending Segment had outstanding residential loan purchase commitments of $130.1 million.
As discussed in Note 12, in February 2022, our Commercial and Residential Lending Segment sold $745.0 million of agency-eligible residential loans at face amount which was subject to a post-closing contingent sales price adjustment based on the gain or loss to the purchaser/securitization underwriter, less underwriting costs, if those loans were sold into a future securitization. Given spread widening which occurred in the residential markets during the three months ended June 30, 2022, we estimated the amount of this contingency to be $32.7 million at June 30, 2022 based on the probability and timing of executing a disposition strategy on these loans and the amount at which such a disposition could be executed. In June 2022, in lieu of the buyer executing a securitization or sale of the loans, we entered into a forward settlement agreement to acquire $729.1 million of these loans at par. The loan purchase is subject to a financing contingency, whereby the seller is to provide us financing under a mutually agreed repurchase agreement within 120 days. If such mutually agreed financing is not completed, we are not obligated to complete the forward settlement, and the previous post-closing contingency referenced above would be reinstated.
As of June 30, 2022, our Infrastructure Lending Segment had future infrastructure loan funding commitments totaling $141.7 million, including $137.0 million under revolvers and letters of credit (“LCs”), and $4.7 million under delayed draw term loans. As of June 30, 2022, $10.8 million of revolvers and LCs were outstanding. Additionally, as of June 30, 2022, our Infrastructure Lending Segment had outstanding loan purchase commitments of $112.2 million.
In connection with the Infrastructure Lending Segment acquisition, we assumed guarantees of certain borrowers’ performance under existing interest rate swaps. As of June 30, 2022, we had four outstanding guarantees on interest rate swaps maturing between August 2022 and June 2025. Refer to Note 13 for further discussion.
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
The table below presents our results of operations for the three months ended June 30, 2022 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Revenues:
Interest income from loans	$227,555	$30,096	$—	$3,499	$—	$261,150	$—	$261,150
Interest income from investment securities	22,591	1,173	—	20,990	—	44,754	(29,448)	15,306
Servicing fees	142	—	—	15,616	—	15,758	(3,205)	12,553
Rental income	1,044	—	22,628	7,852	—	31,524	—	31,524
Other revenues	61	90	48	4,854	3	5,056	(3)	5,053
Total revenues	251,393	31,359	22,676	52,811	3	358,242	(32,656)	325,586
Costs and expenses:
Management fees	254	—	—	—	31,370	31,624	—	31,624
Interest expense	88,226	15,001	7,074	6,391	36,142	152,834	(216)	152,618
General and administrative	11,845	3,631	975	23,114	5,342	44,907	98	45,005
Acquisition and investment pursuit costs	738	—	2	(223)	—	517	—	517
Costs of rental operations	1,826	—	5,216	3,556	—	10,598	—	10,598
Depreciation and amortization	1,183	104	8,179	2,774	—	12,240	—	12,240
Credit loss provision, net	7,925	513	—	—	—	8,438	—	8,438
Other expense	1,251	—	—	7	—	1,258	—	1,258
Total costs and expenses	113,248	19,249	21,446	35,619	72,854	262,416	(118)	262,298
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	—	8,373	8,373
Change in fair value of servicing rights	—	—	—	543	—	543	(908)	(365)
Change in fair value of investment securities, net	(19,312)	—	—	(8,150)	—	(27,462)	26,217	(1,245)
Change in fair value of mortgage loans, net	(121,356)	—	—	7,876	—	(113,480)	—	(113,480)
Income from affordable housing fund investments	—	—	307,165	—	—	307,165	—	307,165
Earnings (loss) from unconsolidated entities	2,786	394	—	1,748	—	4,928	(1,063)	3,865
Gain on sale of investments and other assets, net	138	—	—	—	—	138	—	138
Gain (loss) on derivative financial instruments, net	127,140	265	5,354	9,007	(13,183)	128,583	—	128,583
Foreign currency (loss) gain, net	(78,331)	(289)	18	—	—	(78,602)	—	(78,602)
Other loss, net	(33,809)	—	—	—	—	(33,809)	—	(33,809)
Total other income (loss)	(122,744)	370	312,537	11,024	(13,183)	188,004	32,619	220,623
Income (loss) before income taxes	15,401	12,480	313,767	28,216	(86,034)	283,830	81	283,911
Income tax (provision) benefit	(557)	1	—	(1,650)	—	(2,206)	—	(2,206)
Net income (loss)	14,844	12,481	313,767	26,566	(86,034)	281,624	81	281,705
Net income attributable to non-controlling interests	(4)	—	(67,482)	(1,851)	—	(69,337)	(81)	(69,418)
Net income (loss) attributable to Starwood Property Trust, Inc.	$14,840	$12,481	$246,285	$24,715	$(86,034)	$212,287	$—	$212,287

The table below presents our results of operations for the three months ended June 30, 2021 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Revenues:
Interest income from loans	$165,697	$21,171	$—	$2,404	$—	$189,272	$—	$189,272
Interest income from investment securities	17,190	555	—	25,668	—	43,413	(32,765)	10,648
Servicing fees	110	—	—	16,365	—	16,475	(5,611)	10,864
Rental income	1,419	—	65,410	10,290	—	77,119	—	77,119
Other revenues	74	69	44	2,777	—	2,964	—	2,964
Total revenues	184,490	21,795	65,454	57,504	—	329,243	(38,376)	290,867
Costs and expenses:
Management fees	300	—	—	224	28,716	29,240	10	29,250
Interest expense	48,356	9,694	16,863	5,789	29,171	109,873	(220)	109,653
General and administrative	10,411	3,532	1,028	25,720	4,489	45,180	85	45,265
Acquisition and investment pursuit costs	179	249	—	(21)	—	407	—	407
Costs of rental operations	433	—	25,922	4,376	—	30,731	—	30,731
Depreciation and amortization	311	100	17,901	4,165	—	22,477	—	22,477
Credit loss (reversal) provision, net	(12,447)	603	—	—	—	(11,844)	—	(11,844)
Other expense	—	—	—	—	—	—	—	—
Total costs and expenses	47,543	14,178	61,714	40,253	62,376	226,064	(125)	225,939
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	—	12,509	12,509
Change in fair value of servicing rights	—	—	—	460	—	460	839	1,299
Change in fair value of investment securities, net	(9,402)	—	—	(12,585)	—	(21,987)	23,495	1,508
Change in fair value of mortgage loans, net	12,329	—	—	33,538	—	45,867	—	45,867
Earnings (loss) from unconsolidated entities	1,996	(70)	—	(507)	—	1,419	807	2,226
(Loss) gain on sale of investments and other assets, net	(1,019)	27	—	9,723	—	8,731	—	8,731
(Loss) gain on derivative financial instruments, net	(4,945)	112	(372)	(5,731)	927	(10,009)	—	(10,009)
Foreign currency gain (loss), net	2,715	(62)	(25)	(1)	—	2,627	—	2,627
Loss on extinguishment of debt	(221)	(939)	—	(22)	—	(1,182)	—	(1,182)
Other (loss) income, net	(5,504)	2	—	29	—	(5,473)	—	(5,473)
Total other income (loss)	(4,051)	(930)	(397)	24,904	927	20,453	37,650	58,103
Income (loss) before income taxes	132,896	6,687	3,343	42,155	(61,449)	123,632	(601)	123,031
Income tax benefit (provision)	8,043	(58)	—	(4,632)	—	3,353	—	3,353
Net income (loss)	140,939	6,629	3,343	37,523	(61,449)	126,985	(601)	126,384
Net (income) loss attributable to non-controlling interests	(4)	—	(4,914)	(5,757)	—	(10,675)	601	(10,074)
Net income (loss) attributable to Starwood Property Trust, Inc.	$140,935	$6,629	$(1,571)	$31,766	$(61,449)	$116,310	$—	$116,310

The table below presents our results of operations for the six months ended June 30, 2022 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Revenues:
Interest income from loans	$430,025	$57,079	$—	$7,665	$—	$494,769	$—	$494,769
Interest income from investment securities	43,427	1,920	—	48,379	—	93,726	(64,437)	29,289
Servicing fees	278	—	—	29,687	—	29,965	(7,420)	22,545
Rental income	2,730	—	44,993	15,381	—	63,104	—	63,104
Other revenues	113	158	98	9,508	3	9,880	(9)	9,871
Total revenues	476,573	59,157	45,091	110,620	3	691,444	(71,866)	619,578
Costs and expenses:
Management fees	531	—	—	—	86,388	86,919	—	86,919
Interest expense	156,828	26,931	13,155	12,601	69,984	279,499	(430)	279,069
General and administrative	23,447	7,142	2,031	46,557	9,970	89,147	179	89,326
Acquisition and investment pursuit costs	1,237	1	7	(306)	—	939	—	939
Costs of rental operations	2,345	—	10,217	7,326	—	19,888	—	19,888
Depreciation and amortization	1,477	209	16,398	5,803	—	23,887	—	23,887
Credit loss provision, net	4,626	154	—	—	—	4,780	—	4,780
Other expense	1,251	—	55	7	—	1,313	—	1,313
Total costs and expenses	191,742	34,437	41,863	71,988	166,342	506,372	(251)	506,121
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	—	35,122	35,122
Change in fair value of servicing rights	—	—	—	326	—	326	393	719
Change in fair value of investment securities, net	(21,417)	—	—	(17,441)	—	(38,858)	37,258	(1,600)
Change in fair value of mortgage loans, net	(237,584)	—	—	(1,679)	—	(239,263)	—	(239,263)
Income from affordable housing fund investments	—	—	541,206	—	—	541,206	—	541,206
Earnings (loss) from unconsolidated entities	1,446	739	—	1,899	—	4,084	(1,129)	2,955
Gain on sale of investments and other assets, net	86,748	—	—	11,858	—	98,606	—	98,606
Gain (loss) on derivative financial instruments, net	245,535	897	22,900	36,870	(50,351)	255,851	—	255,851
Foreign currency (loss) gain, net	(105,585)	(317)	19	—	—	(105,883)	—	(105,883)
Loss on extinguishment of debt	(206)	(469)	—	(148)	—	(823)	—	(823)
Other (loss) income, net	(34,597)	—	—	—	—	(34,597)	25	(34,572)
Total other income (loss)	(65,660)	850	564,125	31,685	(50,351)	480,649	71,669	552,318
Income (loss) before income taxes	219,171	25,570	567,353	70,317	(216,690)	665,721	54	665,775
Income tax benefit (provision)	4,583	5	—	(4,344)	—	244	—	244
Net income (loss)	223,754	25,575	567,353	65,973	(216,690)	665,965	54	666,019
Net income attributable to non-controlling interests	(7)	—	(119,893)	(9,179)	—	(129,079)	(54)	(129,133)
Net income (loss) attributable to Starwood Property Trust, Inc.	$223,747	$25,575	$447,460	$56,794	$(216,690)	$536,886	$—	$536,886

The table below presents our results of operations for the six months ended June 30, 2021 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Revenues:
Interest income from loans	$336,290	$39,979	$—	$3,578	$—	$379,847	$—	$379,847
Interest income from investment securities	35,575	1,119	—	46,608	—	83,302	(61,044)	22,258
Servicing fees	234	—	—	28,821	—	29,055	(9,789)	19,266
Rental income	2,758	—	130,514	20,185	—	153,457	—	153,457
Other revenues	164	162	84	2,859	—	3,269	—	3,269
Total revenues	375,021	41,260	130,598	102,051	—	648,930	(70,833)	578,097
Costs and expenses:
Management fees	615	—	—	446	66,904	67,965	21	67,986
Interest expense	92,651	18,535	32,695	11,238	58,319	213,438	(411)	213,027
General and administrative	21,744	6,974	2,051	44,160	8,800	83,729	172	83,901
Acquisition and investment pursuit costs	364	249	—	(21)	—	592	—	592
Costs of rental operations	910	—	49,882	8,684	—	59,476	—	59,476
Depreciation and amortization	618	200	36,001	8,132	—	44,951	—	44,951
Credit loss (reversal) provision, net	(12,976)	1,176	—	—	—	(11,800)	—	(11,800)
Other expense	31	—	583	71	—	685	—	685
Total costs and expenses	103,957	27,134	121,212	72,710	134,023	459,036	(218)	458,818
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	—	52,254	52,254
Change in fair value of servicing rights	—	—	—	1,205	—	1,205	(702)	503
Change in fair value of investment securities, net	(11,452)	—	—	(5,415)	—	(16,867)	18,069	1,202
Change in fair value of mortgage loans, net	1,615	—	—	34,774	—	36,389	—	36,389
Earnings (loss) from unconsolidated entities	3,749	(324)	—	82	—	3,507	453	3,960
Gain on sale of investments and other assets, net	16,674	27	—	9,723	—	26,424	—	26,424
Gain (loss) on derivative financial instruments, net	21,196	796	4,352	3,552	(5,916)	23,980	—	23,980
Foreign currency loss, net	(8,879)	(111)	—	(64)	—	(9,054)	—	(9,054)
Loss on extinguishment of debt	(289)	(1,246)	(141)	(22)	—	(1,698)	—	(1,698)
Other (loss) income, net	(5,504)	23	—	29	—	(5,452)	—	(5,452)
Total other income (loss)	17,110	(835)	4,211	43,864	(5,916)	58,434	70,074	128,508
Income (loss) before income taxes	288,174	13,291	13,597	73,205	(139,939)	248,328	(541)	247,787
Income tax benefit (provision)	6,538	(150)	—	(5,265)	—	1,123	—	1,123
Net income (loss)	294,712	13,141	13,597	67,940	(139,939)	249,451	(541)	248,910
Net (income) loss attributable to non-controlling interests	(7)	—	(9,991)	(11,765)	—	(21,763)	541	(21,222)
Net income (loss) attributable to Starwood Property Trust, Inc.	$294,705	$13,141	$3,606	$56,175	$(139,939)	$227,688	$—	$227,688

The table below presents our consolidated balance sheet as of June 30, 2022 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Assets:
Cash and cash equivalents	$67,812	$26,325	$27,926	$27,863	$120,192	$270,118	$2,056	$272,174
Restricted cash	2,889	38,835	958	10,011	11,939	64,632	—	64,632
Loans held-for-investment, net	15,623,041	2,263,006	—	9,742	—	17,895,789	—	17,895,789
Loans held-for-sale	2,195,953	—	—	40,694	—	2,236,647	—	2,236,647
Investment securities	1,338,195	67,336	—	1,210,361	—	2,615,892	(1,702,532)	913,360
Properties, net	215,099	—	874,119	136,761	—	1,225,979	—	1,225,979
Investments of consolidated affordable housing fund	—	—	1,558,850	—	—	1,558,850	—	1,558,850
Investments in unconsolidated entities	38,612	27,454	—	35,246	—	101,312	(15,802)	85,510
Goodwill	—	119,409	—	140,437	—	259,846	—	259,846
Intangible assets	14,948	—	32,050	69,691	—	116,689	(41,725)	74,964
Derivative assets	126,546	232	371	1,578	—	128,727	—	128,727
Accrued interest receivable	117,918	4,941	14	1,118	7,827	131,818	(158)	131,660
Other assets	126,936	6,952	66,483	34,667	22,453	257,491	(306)	257,185
VIE assets, at fair value	—	—	—	—	—	—	57,993,563	57,993,563
Total Assets	$19,867,949	$2,554,490	$2,560,771	$1,718,169	$162,411	$26,863,790	$56,235,096	$83,098,886
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$152,679	$24,052	$10,161	$48,634	$37,823	$273,349	$65	$273,414
Related-party payable	—	—	—	—	30,754	30,754	—	30,754
Dividends payable	—	—	—	—	149,991	149,991	—	149,991
Derivative liabilities	11,899	197	—	—	43,041	55,137	—	55,137
Secured financing agreements, net	9,999,749	1,025,145	788,557	584,395	770,965	13,168,811	(21,364)	13,147,447
Collateralized loan obligations and single asset securitization, net	2,951,308	812,843	—	—	—	3,764,151	—	3,764,151
Unsecured senior notes, net	—	—	—	—	2,324,772	2,324,772	—	2,324,772
VIE liabilities, at fair value	—	—	—	—	—	—	56,256,080	56,256,080
Total Liabilities	13,115,635	1,862,237	798,718	633,029	3,357,346	19,766,965	56,234,781	76,001,746
Temporary Equity: Redeemable non-controlling interests	—	—	322,753	—	—	322,753	—	322,753
Permanent Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Common stock	—	—	—	—	3,167	3,167	—	3,167
Additional paid-in capital	1,926,108	624,101	(378,128)	(556,122)	4,150,574	5,766,533	—	5,766,533
Treasury stock	—	—	—	—	(138,022)	(138,022)	—	(138,022)
Accumulated other comprehensive income	28,970	—	—	—	—	28,970	—	28,970
Retained earnings (accumulated deficit)	4,797,121	68,152	1,608,794	1,469,935	(7,210,654)	733,348	—	733,348
Total Starwood Property Trust, Inc. Stockholders’ Equity	6,752,199	692,253	1,230,666	913,813	(3,194,935)	6,393,996	—	6,393,996
Non-controlling interests in consolidated subsidiaries	115	—	208,634	171,327	—	380,076	315	380,391
Total Permanent Equity	6,752,314	692,253	1,439,300	1,085,140	(3,194,935)	6,774,072	315	6,774,387
Total Liabilities and Equity	$19,867,949	$2,554,490	$2,560,771	$1,718,169	$162,411	$26,863,790	$56,235,096	$83,098,886

The table below presents our consolidated balance sheet as of December 31, 2021 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Assets:
Cash and cash equivalents	$65,064	$17,011	$14,136	$26,700	$93,861	$216,772	$590	$217,362
Restricted cash	39,853	43,408	954	20,337	—	104,552	—	104,552
Loans held-for-investment, net	13,499,520	2,027,426	—	9,903	—	15,536,849	—	15,536,849
Loans held-for-sale	2,590,005	—	—	286,795	—	2,876,800	—	2,876,800
Investment securities	1,155,452	31,923	—	1,165,395	—	2,352,770	(1,491,786)	860,984
Properties, net	124,503	—	887,553	154,331	—	1,166,387	—	1,166,387
Investments of consolidated affordable housing fund	—	—	1,040,309	—	—	1,040,309	—	1,040,309
Investments in unconsolidated entities	44,938	26,255	—	34,160	—	105,353	(15,256)	90,097
Goodwill	—	119,409	—	140,437	—	259,846	—	259,846
Intangible assets	—	—	34,619	71,064	—	105,683	(42,119)	63,564
Derivative assets	34,265	128	8	391	13,424	48,216	—	48,216
Accrued interest receivable	106,251	3,207	—	947	5,988	116,393	(131)	116,262
Other assets	68,908	14,265	43,420	40,395	21,800	188,788	(162)	188,626
VIE assets, at fair value	—	—	—	—	—	—	61,280,543	61,280,543
Total Assets	$17,728,759	$2,283,032	$2,020,999	$1,950,855	$135,073	$24,118,718	$59,731,679	$83,850,397
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$57,267	$8,917	$14,757	$58,920	$49,779	$189,640	$56	$189,696
Related-party payable	—	—	—	—	76,371	76,371	—	76,371
Dividends payable	—	—	—	—	147,624	147,624	—	147,624
Derivative liabilities	12,870	260	—	291	—	13,421	—	13,421
Secured financing agreements, net	9,097,985	1,225,548	787,396	714,237	773,244	12,598,410	(21,560)	12,576,850
Collateralized loan obligations and single asset securitization, net	2,210,798	405,318	—	—	—	2,616,116	—	2,616,116
Unsecured senior notes, net	—	—	—	—	1,828,590	1,828,590	—	1,828,590
VIE liabilities, at fair value	—	—	—	—	—	—	59,752,922	59,752,922
Total Liabilities	11,378,920	1,640,043	802,153	773,448	2,875,608	17,470,172	59,731,418	77,201,590
Temporary Equity: Redeemable non-controlling interests	—	—	214,915	—	—	214,915	—	214,915
Permanent Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Common stock	—	—	—	—	3,123	3,123	—	3,123
Additional paid-in capital	1,735,397	600,412	(365,922)	(388,196)	4,091,685	5,673,376	—	5,673,376
Treasury stock	—	—	—	—	(138,022)	(138,022)	—	(138,022)
Accumulated other comprehensive income	40,953	—	—	—	—	40,953	—	40,953
Retained earnings (accumulated deficit)	4,573,374	42,577	1,161,334	1,413,142	(6,697,321)	493,106	—	493,106
Total Starwood Property Trust, Inc. Stockholders’ Equity	6,349,724	642,989	795,412	1,024,946	(2,740,535)	6,072,536	—	6,072,536
Non-controlling interests in consolidated subsidiaries	115	—	208,519	152,461	—	361,095	261	361,356
Total Permanent Equity	6,349,839	642,989	1,003,931	1,177,407	(2,740,535)	6,433,631	261	6,433,892
Total Liabilities and Equity	$17,728,759	$2,283,032	$2,020,999	$1,950,855	$135,073	$24,118,718	$59,731,679	$83,850,397

24. Subsequent Events
Our significant events subsequent to June 30, 2022 were as follows:
Commercial Loan Sale
In July 2022, the Company sold a $63.6 million first mortgage loan secured by a hotel in San Francisco at its carrying value.

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

We have four reportable business segments as of June 30, 2022 and we refer to the investments within these segments as our target assets:
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

Developments During the Second Quarter of 2022
Commercial and Residential Lending Segment
•Originated $2.2 billion of commercial investments during the quarter, including the following:
◦A$1.3 billion ($960.5 million) first mortgage loan for the acquisition of three of the largest hotel and gaming resorts located across Australia, which the Company fully funded.
◦$174.1 million first mortgage loan for the acquisition and renovation of two garden-style multifamily properties located in Florida, of which the Company funded $166.1 million.
◦$147.9 million first mortgage and mezzanine loan for the acquisition of a Class A mid-rise multifamily property totaling 353 units, ground-floor retail space, and structured parking located in Florida, of which the Company funded $135.2 million.
◦£109.7 million ($134.5 million) first mortgage loan to refinance existing debt secured by 31 existing care homes, acquire and refurbish one new asset and provide capital expenditures on multiple properties located across the United Kingdom, of which the Company funded $108.6 million.
◦€82.0 million ($85.7 million) investment security secured by a first mortgage loan for the renovation and rebranding of a five star hotel located in Rome, Italy, of which the Company funded $49.8 million.
◦$82.4 million first mortgage loan for the acquisition and renovation of a garden-style multifamily property comprised of 388 units located in Georgia, of which the Company funded $77.2 million.
•Entered into commercial credit facilities of $920.1 million. Amended several commercial credit facilities resulting in an aggregate upsize of $300.0 million.
•Funded $238.9 million of previously originated commercial loan commitments.
•Received gross proceeds of $318.7 million ($123.8 million, net of debt repayments) from maturities and principal repayments on our commercial loans.
•Received gross proceeds of $6.5 million from sales of senior interests in first mortgage loans.
•Acquired $1.0 billion of residential loans.
•Received proceeds of $1.0 billion, including retained RMBS of $141.8 million, from the securitization and sales of $1.0 billion of residential loans.
Infrastructure Lending Segment
•Acquired $195.8 million of infrastructure loans and bonds and funded $14.4 million of pre-existing infrastructure loan commitments.
•Received proceeds of $57.5 million from principal repayments on our infrastructure loans and bonds.
•Entered into a credit facility with a maximum facility size of $500.0 million and a three-year revolving period with two one-year extension options. The margin call provisions under this facility do not permit valuation adjustments based on capital market events and are limited to collateral-specific credit marks.
Investing and Servicing Segment
•Originated commercial conduit loans of $297.4 million.
•Received proceeds of $649.7 million from sales of previously originated commercial conduit loans and priced $33.0 million of previously originated commercial conduit loans in a securitization that settled subsequent to June 30, 2022.

•Acquired CMBS for a purchase price of $63.7 million, of which $17.1 million related to non-controlling interests.
•Obtained nine new special servicing assignments for CMBS trusts with a total unpaid principal balance of $9.0 billion, bringing our total named special servicing portfolio to $105.1 billion.
Corporate
•Entered into a Starwood Property Trust, Inc. Common Stock Sales Agreement (the “ATM Agreement”) with a syndicate of financial institutions to sell shares of the Company’s common stock of up to $500.0 million from time to time, through an “at the market” equity offering program. During the quarter, we issued 1,415,564 shares under the ATM Agreement for gross proceeds of $33.3 million at an average share price of $23.54.
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
•Entered into or amended commercial credit facilities to increase the available borrowings by $1.1 billion.
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
Corporate
•Issued $500.0 million of 4.375% Senior Notes due 2027 (the “2027 Senior Notes”) and swapped the notes to a floating rate of SOFR + 2.95%.
Subsequent Events
Refer to Note 24 to the Consolidated Financial Statements for disclosure regarding significant transactions that occurred subsequent to June 30, 2022.

Results of Operations
The discussion below is based on accounting principles generally accepted in the United States of America (“GAAP”) and therefore reflects the elimination of certain key financial statement line items related to the consolidation of securitization variable interest entities (“VIEs”), particularly within revenues and other income, as discussed in Note 2 to the Condensed Consolidated Financial Statements. For a discussion of our results of operations excluding the impact of Accounting Standards Codification (“ASC”) Topic 810 as it relates to the consolidation of securitization VIEs, refer to the section captioned “Non-GAAP Financial Measures”
The following table compares our summarized results of operations for the three months ended June 30, 2022 and March 31, 2022 and for the six months ended June 30, 2022 and 2021 by business segment (amounts in thousands):

	For the Three Months Ended			For the Six Months Ended		$ Change
Revenues:	June 30, 2022	March 31, 2022	$ Change	June 30, 2022	June 30, 2021
Commercial and Residential Lending Segment	$251,393	$225,180	$26,213	$476,573	$375,021	$101,552
Infrastructure Lending Segment	31,359	27,798	3,561	59,157	41,260	17,897
Property Segment	22,676	22,415	261	45,091	130,598	(85,507)
Investing and Servicing Segment	52,811	57,809	(4,998)	110,620	102,051	8,569
Corporate	3	—	3	3	—	3
Securitization VIE eliminations	(32,656)	(39,210)	6,554	(71,866)	(70,833)	(1,033)
	325,586	293,992	31,594	619,578	578,097	41,481
Costs and expenses:
Commercial and Residential Lending Segment	113,248	78,494	34,754	191,742	103,957	87,785
Infrastructure Lending Segment	19,249	15,188	4,061	34,437	27,134	7,303
Property Segment	21,446	20,417	1,029	41,863	121,212	(79,349)
Investing and Servicing Segment	35,619	36,369	(750)	71,988	72,710	(722)
Corporate	72,854	93,488	(20,634)	166,342	134,023	32,319
Securitization VIE eliminations	(118)	(133)	15	(251)	(218)	(33)
	262,298	243,823	18,475	506,121	458,818	47,303
Other income (loss):
Commercial and Residential Lending Segment	(122,744)	57,084	(179,828)	(65,660)	17,110	(82,770)
Infrastructure Lending Segment	370	480	(110)	850	(835)	1,685
Property Segment	312,537	251,588	60,949	564,125	4,211	559,914
Investing and Servicing Segment	11,024	20,661	(9,637)	31,685	43,864	(12,179)
Corporate	(13,183)	(37,168)	23,985	(50,351)	(5,916)	(44,435)
Securitization VIE eliminations	32,619	39,050	(6,431)	71,669	70,074	1,595
	220,623	331,695	(111,072)	552,318	128,508	423,810
Income (loss) before income taxes:
Commercial and Residential Lending Segment	15,401	203,770	(188,369)	219,171	288,174	(69,003)
Infrastructure Lending Segment	12,480	13,090	(610)	25,570	13,291	12,279
Property Segment	313,767	253,586	60,181	567,353	13,597	553,756
Investing and Servicing Segment	28,216	42,101	(13,885)	70,317	73,205	(2,888)
Corporate	(86,034)	(130,656)	44,622	(216,690)	(139,939)	(76,751)
Securitization VIE eliminations	81	(27)	108	54	(541)	595
	283,911	381,864	(97,953)	665,775	247,787	417,988
Income tax (provision) benefit	(2,206)	2,450	(4,656)	244	1,123	(879)
Net income attributable to non-controlling interests	(69,418)	(59,715)	(9,703)	(129,133)	(21,222)	(107,911)
Net income attributable to Starwood Property Trust, Inc.	$212,287	$324,599	$(112,312)	$536,886	$227,688	$309,198

Three Months Ended June 30, 2022 Compared to the Three Months Ended March 31, 2022
Commercial and Residential Lending Segment

Revenues

For the three months June 30, 2022, revenues of our Commercial and Residential Lending Segment increased $26.2 million to $251.4 million, compared to $225.2 million for the three months ended March 31, 2022. This increase was primarily due to an increase in interest income from loans of $25.1 million and investment securities of $1.8 million. The increase in interest income from loans reflects (i) a $23.4 million increase from commercial loans, reflecting higher average index rates, balances and prepayment related income and (ii) a $1.7 million increase from residential loans principally due to higher average coupon rates. The increase in interest income from investment securities was primarily due to higher average index rates on commercial investments and higher RMBS investment balances.

Costs and Expenses

For the three months ended June 30, 2022, costs and expenses of our Commercial and Residential Lending Segment increased $34.7 million to $113.2 million, compared to $78.5 million for the three months ended March 31, 2022. This increase was primarily due to a $19.6 million increase in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio and an $11.2 million increase in credit loss provision. The increase in interest expense was primarily due to higher average borrowings outstanding and higher average index rates. The credit loss provision increased from a reversal of $3.3 million in the first quarter of 2022 to a provision of $7.9 million in the second quarter of 2022. The credit loss provision in the second quarter of 2022 was primarily due to rising index rates and its potential effect on borrower cash flows in our estimate of current expected credit losses (“CECL”).

Net Interest Income (amounts in thousands)

	For the Three Months Ended
	June 30, 2022	March 31, 2022	Change
Interest income from loans	$227,555	$202,470	$25,085
Interest income from investment securities	22,591	20,836	1,755
Interest expense	(88,226)	(68,602)	(19,624)
Net interest income	$161,920	$154,704	$7,216

For the three months ended June 30, 2022, net interest income of our Commercial and Residential Lending Segment increased $7.2 million to $161.9 million, compared to $154.7 million for the three months ended March 31, 2022. This increase reflects the increase in interest income, partially offset by the increase in interest expense on our secured financing facilities, both as discussed in the sections above.

During the three months ended June 30, 2022 and March 31, 2022, the weighted average unlevered yields on the Commercial and Residential Lending Segment’s loans and investment securities, excluding retained RMBS and loans for which interest income is not recognized, were as follows:

	For the Three Months Ended
	June 30, 2022	March 31, 2022
Commercial	5.4%	5.2%
Residential	4.8%	4.3%
Overall	5.4%	5.1%

The weighted average unlevered yield on our commercial loans increased primarily due to higher average index rates and prepayment related income. The weighted average unlevered yield on our residential loans increased primarily due to higher average coupon rates.

During the three months ended June 30, 2022 and March 31, 2022, the Commercial and Residential Lending Segment’s weighted average secured borrowing rates, inclusive of interest rate hedging costs and the amortization of deferred financing fees, were 2.9% and 2.4%, respectively. The increase in borrowing rates primarily reflects higher index rates.

Other Income (Loss)

For the three months ended June 30, 2022, other income of our Commercial and Residential Lending Segment decreased $179.8 million to a loss of $122.7 million compared to income of $57.1 million for the three months ended March 31,

2022. This decrease was primarily due to (i) the nonrecurrence of an $86.6 million gain on sale of a distribution facility in the first quarter of 2022, (ii) a $51.1 million increase in foreign currency loss, (iii) a $32.7 million estimated loss contingency related to residential loans sold in February 2022 (refer to Note 22 to the Condensed Consolidated Financial Statements) and (iv) a $17.2 million greater decrease in fair value of investment securities, principally related to RMBS, partially offset by (v) an $8.7 million increase in net gains on derivatives. The increase in net gains on derivatives in the second quarter of 2022 reflects a $66.4 million increased gain on foreign currency hedges, partially offset by a $57.7 million decreased gain on interest rate swaps principally related to residential loans. The foreign currency hedges are used to fix the U.S. dollar amounts of cash flows (both interest and principal payments) we expect to receive from our foreign currency denominated loans and investments. The increased gain on foreign currency hedges and the increase in foreign currency loss reflect the strengthening of the U.S. dollar against the pound sterling (“GBP”), Euro (“EUR”) and Australian dollar (“AUD”) in the second quarter of 2022 compared to a lesser strengthening of the U.S. dollar against the GBP and EUR, partially offset by a weakening against the AUD, in the first quarter of 2022. The interest rate swaps are used primarily to hedge our interest rate risk on residential loans held-for-sale and to fix our interest rate payments on certain variable rate borrowings which fund fixed rate investments.

Infrastructure Lending Segment

Revenues

For the three months ended June 30, 2022, revenues of our Infrastructure Lending Segment increased $3.6 million to $31.4 million, compared to $27.8 million for the three months ended March 31, 2022. This was primarily due to an increase in interest income from loans of $3.1 million reflecting higher average index rates and balances.

Costs and Expenses

For the three months ended June 30, 2022, costs and expenses of our Infrastructure Lending Segment increased $4.0 million to $19.2 million, compared to $15.2 million for the three months ended March 31, 2022. The increase was primarily due to a $3.1 million increase in interest expense associated with the various secured financing facilities used to fund this segment’s investment portfolio and a $0.9 million increase in credit loss provision. The increase in interest expense was primarily due to higher average index rates.

Net Interest Income (amounts in thousands)

	For the Three Months Ended
	June 30, 2022	March 31, 2022	Change
Interest income from loans	$30,096	$26,983	$3,113
Interest income from investment securities	1,173	747	426
Interest expense	(15,001)	(11,930)	(3,071)
Net interest income	$16,268	$15,800	$468

For the three months ended June 30, 2022, net interest income of our Infrastructure Lending Segment increased $0.5 million to $16.3 million, compared to $15.8 million for the three months ended March 31, 2022. The increase reflects the increase in interest income, partially offset by the increase in interest expense on the secured financing facilities, both as discussed in the sections above.

During the three months ended June 30, 2022 and March 31, 2022, the weighted average unlevered yields on the Infrastructure Lending Segment’s loans and investment securities held-for-investment were 5.5% and 5.0%, respectively.

During the three months ended June 30, 2022 and March 31, 2022, the Infrastructure Lending Segment’s weighted average secured borrowing rates, inclusive of the amortization of deferred financing fees, were 3.4% and 2.8%, respectively.

Other Income

For the three months ended June 30, 2022, other income of our Infrastructure Lending Segment decreased $0.1 million to $0.4 million, compared to $0.5 million for the three months ended March 31, 2022.

Property Segment

Change in Results by Portfolio (amounts in thousands)

	$ Change from prior period
	Revenues	Costs and expenses	Gain (loss) on derivative financial instruments	Other income (loss)	Income (loss) before income taxes
Master Lease Portfolio	$—	$26	$—	$—	$(26)
Medical Office Portfolio	261	1,094	(12,191)	—	(13,024)
Woodstar Fund	—	(22)	—	73,123	73,145
Other/Corporate	—	(69)	—	17	86
Total	$261	$1,029	$(12,191)	$73,140	$60,181

See Notes 6 and 7 to the Condensed Consolidated Financial Statements for a description of the above-referenced Property Segment portfolios and fund.

Revenues

For the three months ended June 30, 2022, revenues of our Property Segment increased $0.3 million to $22.7 million, compared to $22.4 million for the three months ended March 31, 2022.

Costs and Expenses

For the three months ended June 30, 2022, costs and expenses of our Property Segment increased $1.0 million to $21.4 million, compared to $20.4 million for the three months ended March 31, 2022. The increase is primarily due to an increase in interest expense reflecting higher index rates on variable rate borrowings.

Other Income

For the three months ended June 30, 2022, other income of our Property Segment increased $60.9 million to $312.5 million compared to $251.6 million for the three months ended March 31, 2022. The increase is primarily due to (i) a $73.1 million increase in income attributable to investments of the Woodstar Fund, reflecting greater unrealized increases in fair value during the second quarter of 2022, partially offset by (ii) a $12.2 million decreased gain on derivatives which primarily hedge our interest rate risk on borrowings secured by our Medical Office Portfolio.

Investing and Servicing Segment

Revenues

For the three months ended June 30, 2022, revenues of our Investing and Servicing Segment decreased $5.0 million to $52.8 million, compared to $57.8 million for the three months ended March 31, 2022. The decrease primarily reflects a $6.4 million decrease in interest income from CMBS due to lower recoveries, partially offset by a $1.5 million increase in servicing fees.

Costs and Expenses

For the three months ended June 30, 2022, costs and expenses of our Investing and Servicing Segment decreased $0.8 million to $35.6 million, compared to $36.4 million for the three months ended March 31, 2022.

Other Income

For the three months ended June 30, 2022, other income of our Investing and Servicing Segment decreased $9.7 million to $11.0 million, compared to $20.7 million for the three months ended March 31, 2022. The decrease in other income was primarily due to (i) an $18.9 million decrease in net gains on derivatives which primarily hedge our interest rate risk on conduit loans and CMBS investments and (ii) the nonrecurrence of an $11.7 million gain on sale of an operating property in the first quarter of 2022, partially offset by (iii) a $17.4 million favorable change in fair value of conduit loans.

Corporate and Other Items

Corporate Costs and Expenses

For the three months ended June 30, 2022, corporate expenses decreased $20.6 million to $72.9 million, compared to $93.5 million for the three months ended March 31, 2022. This decrease was primarily due to (i) a decrease of $23.6 million in management fees principally due to lower incentive fees attributable to nonrecurring transactions, partially offset by (ii) a $2.3 million increase in interest expense attributable to the 2027 Senior Notes we issued in late January 2022 and higher index rates on our term loan.

Corporate Other Loss

For the three months ended June 30, 2022, corporate other loss decreased $24.0 million to $13.2 million, compared to $37.2 million for the three months ended March 31, 2022. This decrease was due to a lower loss on our fixed-to-floating interest rate swaps which hedge a portion of our unsecured senior notes.

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

Income Tax (Provision) Benefit

Our consolidated income taxes principally relate to the taxable nature of our loan servicing and loan securitization businesses which are housed in taxable REIT subsidiaries (“TRSs”). For the three months ended June 30, 2022, our income tax provision increased $4.7 million to a provision of $2.2 million compared to a benefit of $2.5 million for the three months ended March 31, 2022 due to taxable income of our TRSs in the second quarter of 2022 compared to tax losses of our TRSs in the first quarter of 2022. The tax losses in the first quarter of 2022 were primarily attributable to net unrealized losses on our residential loans.

Net Income Attributable to Non-controlling Interests

During the three months ended June 30, 2022, net income attributable to non-controlling interests increased $9.7 million to $69.4 million, compared to $59.7 million during the three months ended March 31, 2022. The increase was primarily due to non-controlling interests in increased income of the Woodstar Fund, partially offset by non-controlling interests in decreased income of a consolidated CMBS joint venture in which we hold a 51% interest.

Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021
Commercial and Residential Lending Segment
Revenues
For the six months ended June 30, 2022, revenues of our Commercial and Residential Lending Segment increased $101.6 million to $476.6 million, compared to $375.0 million for the six months ended June 30, 2021. This increase was primarily due to increases in interest income from loans of $93.7 million and investment securities of $7.9 million. The increase in interest income from loans reflects (i) a $61.0 million increase from commercial loans, reflecting higher average balances, partially offset by the timing effect of certain loans being placed on nonaccrual, and (ii) a $32.7 million increase from residential loans principally due to higher average balances reflecting the timing of purchases and securitizations, partially offset by lower average coupon rates. The increase in interest income from investment securities was primarily due to higher commercial and RMBS average investment balances.
Costs and Expenses
For the six months ended June 30, 2022, costs and expenses of our Commercial and Residential Lending Segment increased $87.7 million to $191.7 million, compared to $104.0 million for the six months ended June 30, 2021. This increase was primarily due to (i) a $64.2 million increase in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio and (ii) a $17.6 million increase in credit loss provision from a reversal of $13.0 million in the first half of 2021 to a provision of $4.6 million in the first half of 2022. The increase in interest expense was primarily due to higher average borrowings outstanding and higher average index rates. The credit loss provision in the first half of 2022 was primarily due to rising index rates and its potential effect on borrower cash flows in our estimate of CECL.

Net Interest Income (amounts in thousands)

	For the Six Months Ended June 30,
	2022	2021	Change
Interest income from loans	$430,025	$336,290	$93,735
Interest income from investment securities	43,427	35,575	7,852
Interest expense	(156,828)	(92,651)	(64,177)
Net interest income	$316,624	$279,214	$37,410
For the six months ended June 30, 2022, net interest income of our Commercial and Residential Lending Segment increased $37.4 million to $316.6 million, compared to $279.2 million for the six months ended June 30, 2021. This increase reflects the increase in interest income, partially offset by the increase in interest expense on our secured financing facilities, both as discussed in the sections above.
During the six months ended June 30, 2022 and 2021, the weighted average unlevered yields on the Commercial and Residential Lending Segment’s loans and investment securities, excluding retained RMBS and loans for which interest income is not recognized, were as follows:

	For the Six Months Ended June 30,
	2022	2021
Commercial	5.3%	5.9%
Residential	4.5%	6.0%
Overall	5.3%	5.9%
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
During the six months ended June 30, 2022 and 2021, the Commercial and Residential Lending Segment’s weighted average secured borrowing rates, inclusive of interest rate hedging costs and the amortization of deferred financing fees, were 2.7% and 2.5%, respectively. The increase in borrowing rates primarily reflects higher index rates, partially offset by decreases in weighted average spreads particularly due to increased use of lower cost CLO financing and a transition in the underlying collateral mix of our investments.
Other Income (Loss)
For the six months ended June 30, 2022, other income of our Commercial and Residential Lending Segment decreased $82.8 million to a loss of $65.7 million, compared to income of $17.1 million for the six months ended June 30, 2021. This decrease primarily reflects (i) a $239.2 million unfavorable change in fair value of residential loans, (ii) a $96.7 million increase in foreign currency loss, (iii) a $32.7 million estimated loss contingency related to residential loans sold in February 2022 (refer to Note 22 to the Condensed Consolidated Financial Statements) and (iv) a $10.0 million greater decrease in fair value of investment securities, all partially offset by (v) a $224.3 million increase in gains on derivatives and (vi) a $68.9 million increased gain on sale of foreclosed properties. The unfavorable change in fair value of residential loans was principally related to a rapid rise in interest rates and widening of credit spreads in the first half of 2022, which resulted in mark-to-market losses on our fixed coupon residential loans. The increased gains on derivatives during the six months ended June 30, 2022 reflect a $120.6 million increased gain on interest rate swaps principally related to residential loans, which partially offsets the unfavorable change in fair value of those loans, and a $103.7 million increased gain on foreign currency hedges. The interest rate swaps are used primarily to hedge our interest rate risk on residential loans held-for-sale and to fix our interest rate payments on certain variable rate borrowings which fund fixed rate investments. The foreign currency hedges are used to fix the U.S. dollar amounts of cash flows (both interest and principal payments) we expect to receive from our foreign currency denominated loans and investments. The increased gain on foreign currency hedges and the increase in foreign currency loss reflect the strengthening of the U.S. dollar against the GBP, EUR and AUD during the first half of 2022 compared to a lesser overall strengthening of the U.S. dollar against the EUR and AUD, partially offset by a weakening against the GBP, during the first half of 2021.
Infrastructure Lending Segment
Revenues
For the six months ended June 30, 2022, revenues of our Infrastructure Lending Segment increased $17.9 million to $59.2 million, compared to $41.3 million for the six months ended June 30, 2021. This increase was primarily due to an increase in interest income from loans of $17.1 million, principally due to higher average balances and index rates.
Costs and Expenses
For the six months ended June 30, 2022, costs and expenses of our Infrastructure Lending Segment increased $7.3 million to $34.4 million, compared to $27.1 million for the six months ended June 30, 2021. The increase was primarily due to (i) an $8.4 million increase in interest expense associated with the various secured financing facilities used to fund this segment’s investment portfolio, partially offset by (ii) a $1.0 million decrease in credit loss provision. The increase in interest expense was primarily due to higher average borrowings outstanding and higher average index rates.
Net Interest Income (amounts in thousands)

	For the Six Months Ended June 30,
	2022	2021	Change
Interest income from loans	$57,079	$39,979	$17,100
Interest income from investment securities	1,920	1,119	801
Interest expense	(26,931)	(18,535)	(8,396)
Net interest income	$32,068	$22,563	$9,505
For the six months ended June 30, 2022, net interest income of our Infrastructure Lending Segment increased $9.5 million to $32.1 million, compared to $22.6 million for the six months ended June 30, 2021. The increase reflects the increase in interest income, partially offset by the increase in interest expense on the secured financing facilities, both as discussed in the sections above.
During the six months ended June 30, 2022 and 2021, the weighted average unlevered yields on the Infrastructure Lending Segment’s loans and investment securities held-for-investment were 5.3% and 4.9%, respectively. During the six months ended June 30, 2021, the weighted average unlevered yields on the Infrastructure Lending Segment’s loans held-for-sale were 2.8%. There were no loans held-for-sale during the six months ended June 30, 2022.
During the six months ended June 30, 2022 and 2021, the Infrastructure Lending Segment’s weighted average secured borrowing rates, inclusive of the amortization of deferred financing fees, were 3.1% and 2.9%, respectively.
Other Income (Loss)
For the six months ended June 30, 2022 and 2021, other income of our Infrastructure Lending Segment increased $1.7 million to income of $0.9 million, compared to a loss of $0.8 million for the six months ended June 30, 2021. The increase primarily reflects a $1.1 million favorable change in earnings (loss) from an unconsolidated entity and a $0.8 million lower loss on extinguishment of debt.
Property Segment
Change in Results by Portfolio (amounts in thousands)

	$ Change from prior period
	Revenues	Costs and expenses	Gain (loss) on derivative financial instruments	Other income (loss)	Income (loss) before income taxes
Master Lease Portfolio	$—	$(41)	$—	$—	$41
Medical Office Portfolio	(19)	6	18,632	—	18,607
Woodstar I Portfolio	(49,127)	(44,859)	(83)	—	(4,351)
Woodstar II Portfolio	(36,361)	(34,687)	—	141	(1,533)
Woodstar Fund	—	1,019	—	541,206	540,187
Other/Corporate	—	(787)	—	18	805
Total	$(85,507)	$(79,349)	$18,549	$541,365	$553,756
Revenues
For the six months ended June 30, 2022, revenues of our Property Segment decreased $85.5 million to $45.1 million, compared to $130.6 million for the six months ended June 30, 2021. The decrease is primarily due to the conversion of the Woodstar Portfolios to the Woodstar Fund on November 5, 2021.
Costs and Expenses
For the six months ended June 30, 2022, costs and expenses of our Property Segment decreased $79.3 million to $41.9 million, compared to $121.2 million for the six months ended June 30, 2021, primarily due to the Woodstar Fund conversion referred to above.
Other Income
For the six months ended June 30, 2022, other income of our Property Segment increased $559.9 million to $564.1 million, compared to $4.2 million for the six months ended June 30, 2021. The increase is primarily due to (i) $541.2 million of income attributable to investments of the Woodstar Fund, including $510.4 million of unrealized increases in fair value, during the first half of 2022 and (ii) an $18.5 million increased gain on derivatives which primarily hedge our interest rate risk on borrowings secured by our Medical Office Portfolio
Investing and Servicing Segment
Revenues
For the six months ended June 30, 2022, revenues of our Investing and Servicing Segment increased $8.5 million to $110.6 million, compared to $102.1 million for the six months ended June 30, 2021. The increase in revenues was primarily due to (i) a $5.9 million increase in interest income from conduit loans and CMBS investments and (ii) a $6.6 million increase in other fee income related to the origination of certain loans contributed into CMBS transactions, partially offset by (iii) a $4.8 million decrease in rental income principally reflecting fewer properties held.

Costs and Expenses
For the six months ended June 30, 2022, costs and expenses of our Investing and Servicing Segment decreased $0.7 million to $72.0 million, compared to $72.7 million for the six months ended June 30, 2021.
Other Income
For the six months ended June 30, 2022, other income of our Investing and Servicing Segment decreased $12.2 million to $31.7 million, compared to $43.9 million for the six months ended June 30, 2021. The decrease in other income was primarily due to (i) a $36.5 million unfavorable change in fair value of conduit loans and (ii) a $12.0 million greater decrease in fair value of CMBS investments, both partially offset by (iii) a $33.3 million increased gain on derivatives which primarily hedge our interest rate risk on conduit loans and CMBS investments.
Corporate and Other Items
Corporate Costs and Expenses
For the six months ended June 30, 2022, corporate expenses increased $32.3 million to $166.3 million, compared to $134.0 million for the six months ended June 30, 2021. This increase was primarily due to increases of (i) $19.5 million in management fees, primarily reflecting higher incentive fees principally related to operating property sales, and (ii) $11.7 million in interest expense on higher average outstanding term loan and unsecured senior note balances.
Corporate Other Loss
For the six months ended June 30, 2022, corporate other loss increased $44.5 million to $50.4 million, compared to $5.9 million for the six months ended June 30, 2021. This increase was due to an increased loss on fixed-to-floating interest rate swaps which hedge a portion of our unsecured senior notes.
Securitization VIE Eliminations

Refer to the preceding comparison of the three months ended June 30, 2022 to the three months ended March 31, 2022 for a discussion of the effect of securitization VIE eliminations.
Income Tax Benefit
Our consolidated income taxes principally relate to the taxable nature of our loan servicing and loan securitization businesses which are housed in TRSs. For the six months ended June 30, 2022, our income tax benefit decreased $0.9 million to $0.2 million, compared to $1.1 million for the six months ended June 30, 2021 due to lower tax losses of our TRSs in the first half of 2022.
Net Income Attributable to Non-controlling Interests
For the six months ended June 30, 2022, net income attributable to non-controlling interests increased $107.9 million to $129.1 million, compared to $21.2 million for the six months ended June 30, 2021. The increase was primarily due to non-controlling interests in earnings of the Woodstar Fund during the first half of 2022.

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
The following table presents our diluted weighted average shares used in our GAAP EPS calculation reconciled to our diluted weighted average shares used in our Distributable EPS calculation (amounts in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	March 31, 2022	June 30, 2022	June 30, 2021
Diluted weighted average shares - GAAP EPS	314,962	313,329	313,908	293,808
Add: Unvested stock awards	3,486	3,695	3,590	4,454
Add: Woodstar II Class A Units	9,773	9,773	9,773	10,502
Less: Convertible Notes dilution	(9,649)	(9,649)	(9,649)	(9,649)
Diluted weighted average shares - Distributable EPS	318,572	317,148	317,622	299,115
The definition of Distributable Earnings allows management to make adjustments, subject to the approval of a majority of our independent directors, in situations where such adjustments are considered appropriate in order for Distributable Earnings to be calculated in a manner consistent with its definition and objective. No adjustments to the definition of Distributable Earnings became effective during the six months ended June 30, 2022.
The following table summarizes our quarterly Distributable Earnings per weighted average diluted share for the six months ended June 30, 2022 and 2021:

	Distributable Earnings For the Three-Month Periods Ended
	March 31,	June 30,
2022	$0.76	$0.51
2021	0.50	0.51
Distributable Earnings per weighted average diluted share for the six months ended June 30, 2021 does not equal the sum of the individual quarters due to rounding and other computational factors.

The following table presents our summarized results of operations and reconciliation to Distributable Earnings for the three months ended June 30, 2022, by business segment (amounts in thousands, except per share data):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Total
Revenues	$251,393	$31,359	$22,676	$52,811	$3	$358,242
Costs and expenses	(113,248)	(19,249)	(21,446)	(35,619)	(72,854)	(262,416)
Other income (loss)	(122,744)	370	312,537	11,024	(13,183)	188,004
Income (loss) before income taxes	15,401	12,480	313,767	28,216	(86,034)	283,830
Income tax (provision) benefit	(557)	1	—	(1,650)	—	(2,206)
Income attributable to non-controlling interests	(4)	—	(67,482)	(1,851)	—	(69,337)
Net income (loss) attributable to Starwood Property Trust, Inc.	14,840	12,481	246,285	24,715	(86,034)	212,287
Add / (Deduct):
Non-controlling interests attributable to Woodstar II Class A Units	—	—	4,691	—	—	4,691
Non-controlling interests attributable to unrealized gains/losses	—	—	60,043	(1,910)	—	58,133
Non-cash equity compensation expense	2,036	345	76	1,424	6,026	9,907
Management incentive fee	—	—	—	—	5,271	5,271
Acquisition and investment pursuit costs	(39)	—	(82)	—	—	(121)
Depreciation and amortization	1,229	96	8,250	2,895	—	12,470
Interest income adjustment for securities	2,573	—	—	3,723	—	6,296
Extinguishment of debt, net	—	—	—	—	(247)	(247)
Other non-cash items	32,666	—	336	80	—	33,082
Reversal of GAAP unrealized (gains) / losses on:
Loans	121,356	—	—	(7,876)	—	113,480
Credit loss provision, net	7,925	513	—	—	—	8,438
Securities	19,312	—	—	8,150	—	27,462
Woodstar Fund investments	—	—	(307,165)	—	—	(307,165)
Derivatives	(130,811)	(290)	(6,108)	(9,818)	15,693	(131,334)
Foreign currency	78,331	289	(18)	—	—	78,602
Earnings from unconsolidated entities	(2,786)	(394)	—	(1,748)	—	(4,928)
Recognition of Distributable realized gains / (losses) on:
Loans	(36,343)	—	—	7,753	—	(28,590)
Securities	(333)	—	—	(4,413)	—	(4,746)
Woodstar Fund investments	—	—	15,175	—	—	15,175
Derivatives	42,576	—	(34)	8,247	—	50,789
Foreign currency	(2,117)	(31)	18	—	—	(2,130)
Earnings from unconsolidated entities	2,903	394	—	2,375	—	5,672
Distributable Earnings (Loss)	$153,318	$13,403	$21,467	$33,597	$(59,291)	$162,494
Distributable Earnings (Loss) per Weighted Average Diluted Share	$0.48	$0.04	$0.07	$0.11	$(0.19)	$0.51

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

Three Months Ended June 30, 2022 Compared to the Three Months Ended March 31, 2022

Commercial and Residential Lending Segment

The Commercial and Residential Lending Segment’s Distributable Earnings decreased by $77.5 million, from $230.8 million during the first quarter of 2022 to $153.3 million in the second quarter of 2022. After making adjustments for the calculation of Distributable Earnings, revenues were $254.1 million, costs and expenses were $102.2 million, other income was $2.0 million and income tax provision was $0.6 million.

Revenues, consisting principally of interest income on loans, increased by $26.4 million in the second quarter of 2022, primarily due to an increase in interest income from loans of $25.1 million and investment securities of $1.8 million. The increase in interest income from loans reflects (i) a $23.4 million increase from commercial loans, reflecting higher average index rates, balances and prepayment related income and (ii) a $1.7 million increase from residential loans principally due to higher average coupon rates. The increase in interest income from investment securities was primarily due to higher average index rates on commercial investments and higher RMBS investment balances.

Costs and expenses increased by $22.8 million in the second quarter of 2022, primarily due to a $19.6 million increase in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio reflecting higher average borrowings outstanding and higher average index rates.

Other income decreased by $75.4 million in the second quarter of 2022, primarily due to the nonrecurrence of an $84.7 million gain on sale of a distribution facility in the first quarter of 2022, partially offset by a $4.8 million increase in realized net gains on derivatives and a $4.1 million favorable change in earnings from unconsolidated entities.

Income taxes, which principally relate to the taxable nature of this segment’s residential loan securitization activities which are housed in TRSs, increased $5.7 million from a benefit of $5.1 million to a provision of $0.6 million primarily due to taxable income of those TRSs in the second quarter of 2022 compared to tax losses of those TRSs in the first quarter of 2022. The tax losses in the first quarter of 2022 were primarily attributable to net unrealized losses on our residential loans.

Infrastructure Lending Segment

The Infrastructure Lending Segment’s Distributable Earnings increased by $0.8 million, from $12.6 million during the first quarter of 2022 to $13.4 million in the second quarter of 2022. After making adjustments for the calculation of Distributable Earnings, revenues were $31.4 million, costs and expenses were $18.3 million and other income was $0.3 million.

Revenues, consisting principally of interest income on loans, increased by $3.6 million in the second quarter of 2022, primarily due to an increase in interest income from loans of $3.1 million reflecting higher average index rates and balances.

Costs and expenses increased by $3.2 million in the second quarter of 2022, primarily due to an increase in interest expense reflecting higher average index rates.

Other income increased by $0.4 million in the second quarter of 2022, primarily due to the nonrecurrence of a $0.5 million loss on extinguishment of debt in the first quarter of 2022.

Property Segment

Distributable Earnings by Portfolio (amounts in thousands)

	For the Three Months Ended
	June 30, 2022	March 31, 2022	Change
Master Lease Portfolio	$4,317	$4,342	$(25)
Medical Office Portfolio	5,532	5,656	(124)
Woodstar Fund, net of non-controlling interests	12,300	12,719	(419)
Other/Corporate	(682)	(808)	126
Distributable Earnings	$21,467	$21,909	$(442)

The Property Segment’s Distributable Earnings decreased by $0.4 million, from $21.9 million during the first quarter of 2022 to $21.5 million in the second quarter of 2022. After making adjustments for the calculation of Distributable Earnings, revenues were $23.1 million, costs and expenses were $13.3 million, other income was $14.4 million and the deduction of income attributable to non-controlling interests in the Woodstar Fund was $2.7 million.

Revenues increased by $0.2 million in the second quarter of 2022.

Costs and expenses increased by $1.1 million in the second quarter of 2022, primarily due to an increase in interest expense reflecting higher index rates on variable rate borrowings.

Other income increased by $0.4 million in the second quarter of 2022.

Income attributable to non-controlling interests in the Woodstar Fund decreased $0.1 million in the second quarter of 2022.

Investing and Servicing Segment

The Investing and Servicing Segment’s Distributable Earnings increased by $3.8 million, from $29.8 million during the first quarter of 2022 to $33.6 million in the second quarter of 2022. After making adjustments for the calculation of Distributable Earnings, revenues were $56.7 million, costs and expenses were $31.4 million, other income was $13.7 million, income tax provision was $1.6 million and the deduction of income attributable to non-controlling interests was $3.8 million.

Revenues increased by $0.4 million in the second quarter of 2022, primarily due to a $1.5 million increase in servicing fees, partially offset by a $1.0 million decrease in interest income from CMBS. The treatment of CMBS interest income on a GAAP basis is complicated by our application of the ASC 810 consolidation rules. In an attempt to treat these securities similar to the trust’s other investment securities, we compute distributable interest income pursuant to an effective yield methodology. In doing so, we segregate the portfolio into various categories based on the components of the bonds’ cash flows and the volatility related to each of these components. We then accrete interest income on an effective yield basis using the components of cash flows that are reliably estimable. Other minor adjustments are made to reflect management’s expectations for other components of the projected cash flow stream.

Costs and expenses decreased by $0.8 million in the second quarter of 2022.

Other income includes profit realized upon securitization of loans by our conduit business, gains on sales of CMBS and operating properties, gains and losses on derivatives that were either effectively terminated or novated, and earnings from unconsolidated entities. These items are typically offset by a decrease in the fair value of our domestic servicing rights intangible which reflects the expected amortization of this deteriorating asset, net of increases in fair value due to the attainment of new servicing contracts. Derivatives include instruments which hedge interest rate risk and credit risk on our conduit loans and CMBS investments. For GAAP purposes, the loans, CMBS and derivatives are accounted for at fair value, with all changes in fair value (realized or unrealized) recognized in earnings. The adjustments to Distributable Earnings outlined above are also applied to the GAAP earnings of our unconsolidated entities. Other income increased by $0.5 million in the second quarter of 2022.

Income taxes, which principally relate to the taxable nature of this segment’s loan servicing and loan securitization businesses which are housed in TRSs, decreased $1.1 million due to lower taxable income of those TRSs in the second quarter of 2022.

Income attributable to non-controlling interests decreased $1.0 million, primarily due to non-controlling interests related to the sale of an operating property in the first quarter of 2022.

Corporate

Corporate loss increased by $4.2 million, from $55.1 million during the first quarter of 2022 to $59.3 million in the second quarter of 2022, primarily due to (i) a $2.3 million increase in interest expense attributable to the 2027 Senior Notes we issued in late January 2022 and higher index rates on our term loan and (ii) a $1.1 million decrease in realized gains on fixed-to-floating interest rate swaps which hedge a portion of our unsecured senior notes.

The following table presents our summarized results of operations and reconciliation to Distributable Earnings for the six months ended June 30, 2022, by business segment (amounts in thousands, except per share data):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Total
Revenues	$476,573	$59,157	$45,091	$110,620	$3	$691,444
Costs and expenses	(191,742)	(34,437)	(41,863)	(71,988)	(166,342)	(506,372)
Other income (loss)	(65,660)	850	564,125	31,685	(50,351)	480,649
Income (loss) before income taxes	219,171	25,570	567,353	70,317	(216,690)	665,721
Income tax benefit (provision)	4,583	5	—	(4,344)	—	244
Income attributable to non-controlling interests	(7)	—	(119,893)	(9,179)	—	(129,079)
Net income (loss) attributable to Starwood Property Trust, Inc.	223,747	25,575	447,460	56,794	(216,690)	536,886
Add / (Deduct):
Non-controlling interests attributable to Woodstar II Class A Units	—	—	9,382	—	—	9,382
Non-controlling interests attributable to unrealized gains/losses	—	—	104,945	646	—	105,591
Non-cash equity compensation expense	4,453	642	134	2,699	12,072	20,000
Management incentive fee	—	—	—	—	34,226	34,226
Acquisition and investment pursuit costs	(337)	—	(160)	(169)	—	(666)
Depreciation and amortization	1,463	191	16,542	6,047	—	24,243
Interest income adjustment for securities	5,063	—	—	2,015	—	7,078
Extinguishment of debt, net	—	—	—	—	(493)	(493)
Other non-cash items	32,669	—	792	202	—	33,663
Reversal of GAAP unrealized (gains) / losses on:
Loans	237,584	—	—	1,679	—	239,263
Credit loss provision, net	4,626	154	—	—	—	4,780
Securities	21,417	—	—	17,441	—	38,858
Woodstar Fund investments	—	—	(541,206)	—	—	(541,206)
Derivatives	(251,983)	(975)	(25,278)	(38,907)	56,466	(260,677)
Foreign currency	105,585	317	(19)	—	—	105,883
Earnings from unconsolidated entities	(1,446)	(739)	—	(1,899)	—	(4,084)
Sales of properties	(86,610)	—	—	(11,858)	—	(98,468)
Recognition of Distributable realized gains / (losses) on:
Loans	(72,551)	—	—	(2,808)	—	(75,359)
Securities	(3,101)	—	—	(4,387)	—	(7,488)
Woodstar Fund investments	—	—	30,834	—	—	30,834
Derivatives	79,469	—	(69)	32,886	—	112,286
Foreign currency	(2,295)	81	19	—	—	(2,195)
Earnings from unconsolidated entities	1,664	739	—	2,845	—	5,248
Sales of properties	84,738	—	—	177	—	84,915
Distributable Earnings (Loss)	$384,155	$25,985	$43,376	$63,403	$(114,419)	$402,500
Distributable Earnings (Loss) per Weighted Average Diluted Share	$1.21	$0.08	$0.14	$0.20	$(0.36)	$1.27

The following table presents our summarized results of operations and reconciliation to Distributable Earnings for the six months ended June 30, 2021, by business segment (amounts in thousands, except per share data):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Total
Revenues	$375,021	$41,260	$130,598	$102,051	$—	$648,930
Costs and expenses	(103,957)	(27,134)	(121,212)	(72,710)	(134,023)	(459,036)
Other income (loss)	17,110	(835)	4,211	43,864	(5,916)	58,434
Income (loss) before income taxes	288,174	13,291	13,597	73,205	(139,939)	248,328
Income tax benefit (provision)	6,538	(150)	—	(5,265)	—	1,123
Income attributable to non-controlling interests	(7)	—	(9,991)	(11,765)	—	(21,763)
Net income (loss) attributable to Starwood Property Trust, Inc.	294,705	13,141	3,606	56,175	(139,939)	227,688
Add / (Deduct):
Non-controlling interests attributable to Woodstar II Class A Units	—	—	9,991	—	—	9,991
Non-controlling interests attributable to unrealized gains/losses	—	—	—	4,599	—	4,599
Non-cash equity compensation expense	3,640	740	88	2,071	13,368	19,907
Management incentive fee	—	—	—	—	18,154	18,154
Acquisition and investment pursuit costs	(360)	—	(177)	(58)	—	(595)
Depreciation and amortization	498	181	36,130	7,415	—	44,224
Interest income adjustment for securities	(2,161)	—	—	7,657	—	5,496
Extinguishment of debt, net	—	—	—	—	(493)	(493)
Income tax (provision) benefit associated with realized (gains) losses	(6,495)	—	—	405	—	(6,090)
Other non-cash items	9	—	(599)	412	415	237
Reversal of GAAP unrealized (gains) / losses on:
Loans	(1,615)	—	—	(34,774)	—	(36,389)
Credit loss (reversal) provision, net	(12,976)	1,176	—	—	—	(11,800)
Securities	11,452	—	—	5,415	—	16,867
Derivatives	(23,577)	(918)	(7,847)	(4,792)	10,845	(26,289)
Foreign currency	8,879	111	—	64	—	9,054
(Earnings) loss from unconsolidated entities	(3,749)	324	—	(82)	—	(3,507)
Sales of properties	(17,693)	—	—	(9,723)	—	(27,416)
Recognition of Distributable realized gains / (losses) on:
Loans	25,615	—	—	35,295	—	60,910
Realized credit loss	(7,757)	—	—	—	—	(7,757)
Securities	(20,949)	—	—	(5,602)	—	(26,551)
Derivatives	(596)	—	(69)	877	—	212
Foreign currency	11,302	(41)	—	(64)	—	11,197
Earnings (loss) from unconsolidated entities	7,662	(324)	—	1,740	—	9,078
Sales of properties	8,298	—	—	4,975	—	13,273
Distributable Earnings (Loss)	$274,132	$14,390	$41,123	$72,005	$(97,650)	$304,000
Distributable Earnings (Loss) per Weighted Average Diluted Share	$0.92	$0.05	$0.14	$0.24	$(0.33)	$1.02

Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021
Commercial and Residential Lending Segment
The Commercial and Residential Lending Segment’s Distributable Earnings increased by $110.1 million, from $274.1 million during the first half of 2021 to $384.2 million in the first half of 2022. After making adjustments for the calculation of Distributable Earnings, revenues were $481.7 million, costs and expenses were $181.6 million, other income was $79.5 million and income tax benefit was $4.6 million.
Revenues, consisting principally of interest income on loans, increased by $108.8 million in the first half of 2022, primarily due to increases in interest income from loans of $93.7 million and investment securities of $15.1 million. The increase in interest income from loans reflects (i) a $61.0 million increase from commercial loans, reflecting higher average balances, partially offset by the timing effect of certain loans being placed on nonaccrual, and (ii) a $32.7 million increase from residential loans principally due to higher average balances reflecting the timing of purchases and securitizations, partially offset by lower average coupon rates. The increase in interest income from investment securities was primarily due to higher commercial and RMBS average investment balances.
Costs and expenses increased by $60.7 million in the first half of 2022, primarily due to (i) a $64.2 million increase in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio, partially offset by (ii) the nonrecurrence of a $7.8 million write-off of an unsecured commercial loan in the first half of 2021. The increase in interest expense was primarily due to higher average borrowings outstanding and higher average index rates.
Other income increased by $57.4 million in the first half of 2022, primarily due to (i) a $76.4 million increased gain on sale of foreclosed properties and (ii) a $25.3 million decrease in recognized losses on RMBS investments, partially offset by (iii) a $33.9 million unfavorable change in gain (loss) on residential loan sales and securitizations, net of related interest rate derivatives, and (iv) a $9.2 million unfavorable change in Distributable Earnings (Loss) from an unconsolidated residential mortgage originator.
Income taxes principally relate to the taxable nature of this segment’s residential loan securitization activities which are housed in TRSs. The income tax benefit increased $4.6 million in the first half of 2022 primarily due to net unrealized losses on our residential loans during that period.
Infrastructure Lending Segment
The Infrastructure Lending Segment’s Distributable Earnings increased by $11.6 million, from $14.4 million in the first half of 2021 to $26.0 million in the first half of 2022. After making adjustments for the calculation of Distributable Earnings, revenues were $59.2 million, costs and expenses were $33.5 million and other income was $0.3 million.
Revenues, consisting principally of interest income on loans, increased by $17.9 million in the first half of 2022, primarily due to an increase in interest income from loans of $17.1 million, principally due to higher average balances and index rates.
Costs and expenses increased by $8.4 million in the first half of 2022, primarily due to an increase in interest expense reflecting higher average borrowings outstanding and higher average index rates.
Other income increased by $2.0 million from a loss in the first half of 2021 to income in the first half of 2022, primarily due to a $1.1 million favorable change in earnings (loss) from an unconsolidated entity and a $0.8 million lower loss on extinguishment of debt.

Property Segment
Distributable Earnings by Portfolio (amounts in thousands)

	For the Six Months Ended June 30,
	2022	2021	Change
Master Lease Portfolio	$8,659	$8,619	$40
Medical Office Portfolio	11,187	10,481	706
Woodstar I Portfolio	—	12,184	(12,184)
Woodstar II Portfolio	—	11,362	(11,362)
Woodstar Fund, net of non-controlling interests	25,019	—	25,019
Other/Corporate	(1,489)	(1,523)	34
Distributable Earnings	$43,376	$41,123	$2,253
The Property Segment’s Distributable Earnings increased by $2.3 million, from $41.1 million in the first half of 2021 to $43.4 million in the first half of 2022. After making adjustments for the calculation of Distributable Earnings, revenues were $45.9 million, costs and expenses were $25.4 million, other income was $28.5 million and the deduction of income attributable to non-controlling interests in the Woodstar Fund was $5.6 million.
Revenues decreased by $84.1 million in the first half of 2022, primarily due to the conversion of the Woodstar Portfolios to the Woodstar Fund on November 5, 2021.
Costs and expenses decreased by $59.9 million in the first half of 2022, primarily due to the Woodstar Fund conversion referred to above.
Other income increased by $32.1 million in the first half of 2022 primarily due to $30.8 million of Distributable Earnings (before non-controlling interests of $5.6 million) from the Woodstar Fund in the first half of 2022.
Investing and Servicing Segment
The Investing and Servicing Segment’s Distributable Earnings decreased by $8.6 million from $72.0 million during the first half of 2021 to $63.4 million in the first half of 2022. After making adjustments for the calculation of Distributable Earnings, revenues were $113.0 million, costs and expenses were $63.6 million, other income was $26.8 million, income tax provision was $4.3 million and the deduction of income attributable to non-controlling interests was $8.5 million.
Revenues increased by $2.7 million in the first half of 2022, primarily due to (i) a $6.6 million increase in other fee income principally related to the origination of certain loans contributed into CMBS transactions, partially offset by (ii) a $5.1 million decrease in rental income principally reflecting fewer properties held.
Costs and expenses increased by $0.1 million in the first half of 2022.
Other income decreased by $10.3 million in the first half of 2022, primarily due to (i) a $38.1 million unfavorable change in realized gains (losses) on conduit loans and (ii) a $4.8 million decrease in gains on sales of operating properties, partially offset by (iii) a $31.2 million favorable change in realized gains (losses) on derivatives, principally related to conduit loans.
Income taxes, which principally relate to the taxable nature of this segment’s loan servicing and loan securitization businesses which are housed in TRSs, decreased $0.5 million due to lower taxable income of those TRSs during the first half of 2022.
Income attributable to non-controlling interests increased $1.4 million primarily due to non-controlling interests related to the sale of an operating property in the first half of 2022.
Corporate
Corporate loss increased by $16.8 million, from $97.6 million during the first half of 2021 to $114.4 million in the first half of 2022, primarily due to (i) a $12.1 million increase in interest expense on higher average outstanding term loan and unsecured senior note balances and (ii) a $4.8 million increase in base management fees, partially offset by (iii) a $1.2 million increase in realized gains on fixed-to-floating interest rate swaps which hedge a portion of our unsecured senior notes.
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
Sources of Liquidity
Our primary sources of liquidity are as follows:
Cash Flows for the Six Months Ended June 30, 2022 (amounts in thousands)

	GAAP	VIE Adjustments	Excluding Investing and Servicing VIEs
Net cash provided by operating activities	$685,243	$(1,466)	$683,777
Cash Flows from Investing Activities:
Origination, purchase and funding of loans held-for-investment	(3,892,225)	—	(3,892,225)
Proceeds from principal collections and sale of loans	1,210,968	—	1,210,968
Purchase and funding of investment securities	(86,058)	(289,833)	(375,891)
Proceeds from sales and collections of investment securities	15,180	42,753	57,933
Proceeds from sales of real estate	147,334	—	147,334
Purchases and additions to properties and other assets	(11,276)	—	(11,276)
Net cash flows from other investments and assets	139,583	—	139,583
Net cash used in investing activities	(2,476,494)	(247,080)	(2,723,574)
Cash Flows from Financing Activities:
Proceeds from borrowings	10,035,448	—	10,035,448
Principal repayments on and repurchases of borrowings	(7,683,627)	(201)	(7,683,828)
Payment of deferred financing costs	(33,885)	—	(33,885)
Proceeds from common stock issuances, net of offering costs	33,100	—	33,100
Payment of dividends	(294,277)	—	(294,277)
Contributions from non-controlling interests	21,926	—	21,926
Distributions to non-controlling interests	(24,186)	—	(24,186)
Repayment of debt of consolidated VIEs	(290,034)	290,034	—
Distributions of cash from consolidated VIEs	42,753	(42,753)	—
Net cash provided by financing activities	1,807,218	247,080	2,054,298
Net increase in cash, cash equivalents and restricted cash	15,967	(1,466)	14,501
Cash, cash equivalents and restricted cash, beginning of period	321,914	(590)	321,324
Effect of exchange rate changes on cash	(1,075)	—	(1,075)
Cash, cash equivalents and restricted cash, end of period	$336,806	$(2,056)	$334,750
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

Cash and cash equivalents increased by $14.5 million during the six months ended June 30, 2022, reflecting net cash provided by financing activities of $2.1 billion and net cash provided by operating activities of $683.8 million, partially offset by net cash used in investing activities of $2.7 billion.
Net cash provided by operating activities of $683.8 million during the six months ended June 30, 2022 related primarily to cash interest income of $388.0 million from our loans and $88.6 million from our investment securities, and sales and principal collections, net of originations and purchases, of loans held-for-sale of $469.3 million. Net rental income provided cash of $42.0 million and servicing fees provided cash of $29.2 million. Offsetting these cash inflows was cash interest expense of $227.1 million, management fees of $83.0 million and general and administrative expenses of $57.8 million.
Net cash used in investing activities of $2.7 billion for the six months ended June 30, 2022 related primarily to the origination and acquisition of loans held-for-investment of $3.9 billion and the purchase and funding of investment securities of $375.9 million, partially offset by proceeds received from principal collections and sales of loans of $1.2 billion and investment securities of $57.9 million and sales of operating properties for $147.3 million.
Net cash provided by financing activities of $2.1 billion for the six months ended June 30, 2022 related primarily to borrowings on our debt, net of repayments and deferred loan costs, of $2.3 billion, partially offset by dividend distributions of $294.3 million.

Our Investment Portfolio
The following is a review of our investment portfolio by segment.
Commercial and Residential Lending Segment
The following table sets forth the amount of each category of investments we owned across various property types within our Commercial and Residential Lending Segment as of June 30, 2022 and December 31, 2021 (dollars in thousands):

	Face Amount	Carrying Value		Asset Specific Financing	Net Investment	Unlevered Return on Asset (6)
June 30, 2022
First mortgages (1)	$15,198,083	$15,104,418		$10,965,369	$4,139,049	5.5%
Subordinated mortgages (2)	70,729	69,413		—	69,413	12.5%
Mezzanine loans (1)	431,475	433,730		—	433,730	12.2%
Residential loans, fair value option	55,580	55,301		32,527	22,774	6.0%	(5)
Other loans	18,161	16,849		—	16,849	13.3%
Loans held-for-sale, fair value option, residential	2,260,154	2,132,337		1,514,349	617,988	4.6%	(5)
Loans held-for-sale, commercial	63,656	63,616		16,100	47,516	N/A
RMBS, available-for-sale	209,197	124,439		84,779	39,660	12.4%
RMBS, fair value option	326,274	416,057	(3)	67,242	348,815	10.4%
CMBS, fair value option	102,900	97,079	(3)	49,798	47,281	5.3%
HTM debt securities (4)	689,833	691,858		133,143	558,715	6.8%
Credit loss allowance	—	(58,102)		—	(58,102)
Equity security	11,128	10,193		—	10,193
Investments in unconsolidated entities	N/A	38,612		—	38,612
Properties, net	N/A	215,099		87,750	127,349
	$19,437,170	$19,410,899		$12,951,057	$6,459,842

December 31, 2021
First mortgages (1)	$13,057,621	$12,981,196		$9,116,486	$3,864,710	5.2%
Subordinated mortgages (2)	72,371	70,771		—	70,771	11.8%
Mezzanine loans (1)	415,155	417,504		—	417,504	10.9%
Residential loans, fair value option	60,133	59,225		36,934	22,291	6.0%	(5)
Other loans	19,029	17,424		—	17,424	13.3%
Loans held-for-sale, fair value option, residential	2,525,910	2,590,005		1,808,372	781,633	4.2%	(5)
RMBS, available-for-sale	221,806	143,980		97,354	46,626	11.8%
RMBS, fair value option	127,437	250,424	(3)	37,213	213,211	12.6%
CMBS, fair value option	102,900	98,211	(3)	49,798	48,413	5.2%
HTM debt securities (4)	655,557	656,915		113,143	543,772	6.7%
Credit loss allowance	—	(52,302)		—	(52,302)
Equity security	12,366	11,624		—	11,624
Investments in unconsolidated entities	N/A	44,938		—	44,938
Properties, net	N/A	124,503		49,483	75,020
	$17,270,285	$17,414,418		$11,308,783	$6,105,635
__________________________________________
(1)First mortgages include first mortgage loans and any contiguous mezzanine loan components because as a whole, the expected credit quality of these loans is more similar to that of a first mortgage loan. The application of this methodology resulted in mezzanine loans with carrying values of $1.2 billion and $1.4 billion being classified as first mortgages as of June 30, 2022 and December 31, 2021, respectively.
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
As of June 30, 2022 and December 31, 2021, our Commercial and Residential Lending Segment’s investment portfolio, excluding residential loans, RMBS, properties and other investments, had the following characteristics based on carrying values:

Collateral Property Type	June 30, 2022	December 31, 2021
Multifamily	33.2%	27.3%
Office	23.5%	29.5%
Hotel	15.9%	19.0%
Mixed Use	9.8%	11.5%
Industrial	5.5%	5.6%
Residential	1.8%	1.6%
Retail	1.7%	2.1%
Other	8.6%	3.4%
	100.0%	100.0%

Geographic Location	June 30, 2022	December 31, 2021
U.S. Regions:
North East	16.1%	20.0%
South East	16.0%	12.9%
South West	15.1%	13.0%
West	13.0%	15.1%
Mid Atlantic	9.3%	10.8%
Midwest	2.7%	3.4%
International:
United Kingdom	13.5%	15.8%
Other Europe	4.9%	5.1%
Australia	7.6%	1.8%
Bahamas/Bermuda	1.8%	2.1%
	100.0%	100.0%

Infrastructure Lending Segment
The following table sets forth the amount of each category of investments we owned within our Infrastructure Lending Segment as of June 30, 2022 and December 31, 2021 (dollars in thousands):

	Face Amount	Carrying Value	Asset Specific Financing	Net Investment	Unlevered Return on Asset
June 30, 2022
First priority infrastructure loans and HTM securities	$2,389,011	$2,354,194	$1,837,988	$516,206	6.0%
Credit loss allowance	—	(23,852)	—	(23,852)
Investments in unconsolidated entities	—	27,454	—	27,454
	$2,389,011	$2,357,796	$1,837,988	$519,808

December 31, 2021
First priority infrastructure loans and HTM securities	$2,116,836	$2,082,927	$1,630,866	$452,061	5.1%
Credit loss allowance	—	(23,578)	—	(23,578)
Investments in unconsolidated entities	—	26,255	—	26,255
	$2,116,836	$2,085,604	$1,630,866	$454,738
As of June 30, 2022 and December 31, 2021, our Infrastructure Lending Segment’s investment portfolio had the following characteristics based on carrying values:

Collateral Type	June 30, 2022	December 31, 2021
Natural gas power	61.7%	61.0%
Midstream/downstream oil & gas	35.8%	33.2%
Renewable power	1.1%	1.8%
Other thermal power	1.4%	4.0%
	100.0%	100.0%

Geographic Location	June 30, 2022	December 31, 2021
U.S. Regions:
North East	42.4%	41.5%
South West	19.9%	19.5%
Midwest	18.3%	18.9%
South East	7.5%	8.8%
West	5.3%	4.3%
Mid-Atlantic	1.9%	1.6%
Other	2.1%	2.1%
International:
Mexico	1.7%	2.0%
Other	0.9%	1.3%
	100.0%	100.0%

Property Segment
The following table sets forth the amount of each category of investments held within our Property Segment as of June 30, 2022 and December 31, 2021 (amounts in thousands):

	June 30, 2022	December 31, 2021
Properties, net	$874,119	$887,553
Lease intangibles, net	30,749	33,151
Woodstar Fund	1,558,850	1,040,309
	$2,463,718	$1,961,013
The following table sets forth our net investment and other information regarding the Property Segment’s properties and lease intangibles as of June 30, 2022 (dollars in thousands):

	Carrying Value	Asset Specific Financing	Net Investment	Occupancy Rate	Weighted Average Remaining Lease Term
Office—Medical Office Portfolio	$763,405	$595,351	$168,054	91.3%	5.7 years
Retail—Master Lease Portfolio	343,790	193,206	150,584	100.0%	19.8 years
Subtotal—undepreciated carrying value	1,107,195	788,557	318,638
Accumulated depreciation and amortization	(202,327)	—	(202,327)
Net carrying value	$904,868	$788,557	$116,311
As of June 30, 2022 and December 31, 2021, our Property Segment’s investment portfolio had the following geographic characteristics based on carrying values:

Geographic Location	June 30, 2022	December 31, 2021
South East	80.1%	77.4%
South West	5.4%	6.2%
Midwest	5.3%	6.0%
North East	5.0%	5.7%
West	4.2%	4.7%
	100.0%	100.0%

Investing and Servicing Segment
The following table sets forth the amount of each category of investments we owned within our Investing and Servicing Segment as of June 30, 2022 and December 31, 2021 (amounts in thousands):

	Face Amount	Carrying Value		Asset Specific Financing		Net Investment
June 30, 2022
CMBS, fair value option	$2,813,097	$1,210,361	(1)	$409,807	(2)	$800,554
Intangible assets - servicing rights	N/A	59,224	(3)	—		59,224
Lease intangibles, net	N/A	9,723		—		9,723
Loans held-for-sale, fair value option, commercial	44,700	40,694		30,395		10,299
Loans held-for-investment	9,742	9,742		—		9,742
Investments in unconsolidated entities	N/A	35,246	(4)	—		35,246
Properties, net	N/A	136,761		144,193		(7,432)
	$2,867,539	$1,501,751		$584,395		$917,356
December 31, 2021
CMBS, fair value option	$2,694,413	$1,165,395	(1)	$380,004	(2)	$785,391
Intangible assets - servicing rights	N/A	58,899	(3)	—		58,899
Lease intangibles, net	N/A	11,342		—		11,342
Loans held-for-sale, fair value option, commercial	289,761	286,795		173,430		113,365
Loans held-for-investment	9,903	9,903		—		9,903
Investments in unconsolidated entities	N/A	34,160	(4)	—		34,160
Properties, net	N/A	154,331		160,803		(6,472)
	$2,994,077	$1,720,825		$714,237		$1,006,588
______________________________________________

(1)Includes $1.19 billion and $1.14 billion of CMBS eliminated in consolidation against VIE liabilities pursuant to ASC 810 as of June 30, 2022 and December 31, 2021. Also includes $205.3 million and $182.6 million of non-controlling interests in the consolidated entities which hold certain of these CMBS as of June 30, 2022 and December 31, 2021, respectively.
(2)Includes $43.3 million and $35.8 million of non-controlling interests in the consolidated entities which hold certain debt balances as of June 30, 2022 and December 31, 2021, respectively.
(3)Includes $41.7 million and $42.1 million of servicing rights intangibles eliminated in consolidation against VIE assets pursuant to ASC 810 as of June 30, 2022 and December 31, 2021, respectively.
(4)Includes $15.8 million and $15.3 million of investments in unconsolidated entities eliminated in consolidation against VIE assets pursuant to ASC 810 as of June 30, 2022 and December 31, 2021, respectively.

Our REIS Equity Portfolio, as described in Note 6 to the Condensed Consolidated Financial Statements, had the following characteristics based on carrying values as of June 30, 2022 and December 31, 2021, respectively:

Property Type	June 30, 2022	December 31, 2021
Retail	44.8%	37.9%
Office	27.5%	37.4%
Mixed Use	10.3%	9.0%
Self-storage	9.0%	8.0%
Multifamily	6.0%	5.4%
Hotel	2.4%	2.3%
	100.0%	100.0%

Geographic Location	June 30, 2022	December 31, 2021
North East	35.4%	31.8%
West	20.0%	18.1%
Mid Atlantic	17.7%	14.5%
Midwest	11.1%	10.1%
South East	8.3%	18.9%
South West	7.5%	6.6%
	100.0%	100.0%

New Credit Facilities and Amendments
Refer to Note 10 of our Condensed Consolidated Financial Statements for a detailed discussion of new credit facilities and amendments to existing credit facilities executed since December 31, 2021.
Secured Borrowings
The following table is a summary of our secured borrowings as of June 30, 2022 (dollars in thousands):

	Current Maturity		Extended Maturity (a)		Weighted Average Pricing		Pledged Asset Carrying Value		Maximum Facility Size		Outstanding Balance		Approved but Undrawn Capacity (b)	Unallocated Financing Amount (c)
Repurchase Agreements:
Commercial Loans	Aug 2022 to Jun 2027	(d)	Jun 2025 to Dec 2030	(d)	Index + 2.03%	(e)	$10,771,843		$12,407,967	(f)	$7,828,681		$199,963	$4,379,323
Residential Loans	May 2023 to Dec 2023		May 2023 to Dec 2024		Index + 2.11%		1,697,635		2,502,636		1,405,200		—	1,097,436
Infrastructure Loans	Sep 2024		Sep 2026		Index + 2.01%		350,599		650,000		293,673		—	356,327
Conduit Loans	Feb 2023 to Jun 2024		Feb 2024 to Jun 2025		Index + 2.28%		40,694		650,000		30,923		—	619,077
CMBS/RMBS	Mar 2023 to Apr 2032	(g)	Jun 2023 to Oct 2032	(g)	(h)		1,458,270		876,651		757,173	(i)	—	119,478
Total Repurchase Agreements							14,319,041		17,087,254		10,315,650		199,963	6,571,641
Other Secured Financing:
Borrowing Base Facility	Nov 2024		Oct 2026		SOFR + 2.11%		8,786		750,000	(j)	6,613		—	743,387
Commercial Financing Facilities	Dec 2023 to Jan 2025		Jan 2027 to Dec 2030		Index + 1.73%		299,352		445,005	(k)	234,948		—	210,057
Residential Financing Facility	Mar 2024		Mar 2027		SOFR + 2.45%		489,474		500,000		142,418		264,251	93,331
Infrastructure Financing Facilities	Oct 2022 to Jul 2025		Oct 2024 to Jul 2032		Index + 2.04%		915,824		1,750,000		737,326		—	1,012,674
Property Mortgages - Fixed rate	Nov 2024 to Sep 2029	(l)	N/A		4.48%		384,284		275,993		275,993		—	—
Property Mortgages - Variable rate	Nov 2022 to Dec 2025		N/A		(m)		775,534		742,650		730,336		—	12,314
Term Loan and Revolver	(n)		N/A		(n)		N/A	(n)	934,759		784,759		150,000	—
STWD 2022-FL3 CLO	Nov 2038		N/A		SOFR + 1.64%		1,010,536		842,500		842,500		—	—
STWD 2021-HTS SASB	Apr 2034		N/A		LIBOR + 2.22%		230,713		210,091		210,091		—	—
STWD 2021-FL2 CLO	Apr 2038		N/A		LIBOR + 1.50%		1,281,127		1,077,375		1,077,375		—	—
STWD 2019-FL1 CLO	Jul 2038		N/A		SOFR + 1.37%		996,268		830,149		830,149		—	—
STWD 2021-SIF2 CLO	Jan 2033		N/A		SOFR + 1.89%		510,807		410,000		410,000		—	—
STWD 2021-SIF1 CLO	Apr 2032		N/A		LIBOR + 1.81%		507,465		410,000		410,000		—	—
Total Other Secured Financing							7,410,170		9,178,522		6,692,508		414,251	2,071,763
							$21,729,211		$26,265,776		$17,008,158		$614,214	$8,643,404
Unamortized net discount											(6,121)
Unamortized deferred financing costs											(90,439)
											$16,911,598
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
(e)Certain facilities with an outstanding balance of $2.9 billion as of June 30, 2022 are indexed to GBP LIBOR, EURIBOR, BBSY, SARON and SONIA. The remainder are indexed to USD LIBOR and SOFR.
(f)Certain facilities with an aggregate initial maximum facility size of $11.5 billion may be increased to $12.4 billion, subject to certain conditions. The $12.4 billion amount includes such upsizes.
(g)Certain facilities with an outstanding balance of $332.6 million as of June 30, 2022 carry a rolling 11-month or 12-month term which may reset monthly or quarterly with the lender's consent. These facilities carry no maximum facility size.
(h)A facility with an outstanding balance of $265.7 million as of June 30, 2022 has a weighted average fixed annual interest rate of 3.27%. All other facilities are variable rate with a weighted average rate of Index + 1.94%.

(i)Includes: (i) $265.7 million outstanding on a repurchase facility that is not subject to margin calls; and (ii) $43.3 million outstanding on one of our repurchase facilities that represents the 49% pro rata share owed by a non-controlling partner in a consolidated joint venture (see Note 15 to the Condensed Consolidated Financial Statements).
(j)The maximum facility size as of June 30, 2022 of $650.0 million is scheduled to decline to $450.0 million as of December 31, 2022 and may be increased to $750.0 million, subject to certain conditions.
(k)Certain facilities with an aggregate initial maximum facility size of $345.0 million may be increased to $445.0 million, subject to certain conditions. The $445.0 million amount includes such upsizes.
(l)The weighted average maturity is 5.0 years as of June 30, 2022.
(m)Includes a $600.0 million first mortgage and mezzanine loan secured by our Medical Office Portfolio. This debt has a weighted average interest rate of LIBOR + 2.07% that we swapped to a fixed rate of 3.34%. The remainder have a weighted average rate of Index + 2.28%.
(n)Consists of: (i) a $784.8 million term loan facility that matures in July 2026, of which $389.0 million has an annual interest rate of LIBOR + 2.50% and $395.8 million has an annual interest rate of LIBOR + 3.25%, subject to a 0.75% LIBOR floor, and (ii) a $150.0 million revolving credit facility that matures in April 2026 with an annual interest rate of SOFR + 2.50%. These facilities are secured by the equity interests in certain of our subsidiaries which totaled $5.0 billion as of June 30, 2022.

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

Quarter Ended	Quarter-End Balance	Weighted-Average Balance During Quarter	Variance	Explanations for Significant Variances
December 31, 2021	15,288,261	14,428,687	859,574	(a)
March 31, 2022	15,419,344	15,645,668	(226,324)	(b)
June 30, 2022	17,008,158	16,151,019	857,139	(c)
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
(c)Variance primarily due to late quarter timing of loan pledges and advances.
Borrowings under Unsecured Senior Notes
During the three months ended June 30, 2022 and 2021, the weighted average effective borrowing rate on our unsecured senior notes was 4.7% and 5.4%, respectively. During the six months ended June 30, 2022 and 2021, the weighted average effective borrowing rate on our unsecured senior notes was 4.8% and 5.3%, respectively. The effective borrowing rate includes the effects of underwriter purchase discount.
Refer to Note 11 to the Condensed Consolidated Financial Statements for further disclosure regarding the terms of our unsecured senior notes.

Scheduled Principal Repayments on Investments and Overhang on Financing Facilities
The following scheduled and/or projected principal repayments on our investments were based on amounts outstanding and extended contractual maturities of those investments as of June 30, 2022. The projected and/or required repayments of financing were based on the earlier of (i) the extended contractual maturity of each credit facility or (ii) the extended contractual maturity of each of the investments that have been pledged as collateral under the respective credit facility (amounts in thousands):

	Scheduled Principal Repayments on Loans and HTM Securities	Scheduled/Projected Principal Repayments on RMBS and CMBS	Projected/Required Repayments of Financing	Scheduled Principal Inflows Net of Financing Outflows
Third Quarter 2022	$235,583	$10,132	$(195,496)	$50,219
Fourth Quarter 2022	417,206	7,589	(231,152)	193,643
First Quarter 2023	259,600	14,866	(193,531)	80,935
Second Quarter 2023	1,050,420	107,075	(2,062,605)	(905,110)	(1)
Total	$1,962,809	$139,662	$(2,682,784)	$(580,313)
__________________________________________________
(1)Shortfall primarily relates to: (i) $829.6 million of repayments under a Residential Loans repurchase facility that carries a one-year term which we can extend every three months with the lender’s consent; and (ii) $326.2 million of repayments under a securities facility which carries a rolling 12-month term. We have historically extended, and intend to continue to extend both of these facilities with the lenders’ consents.
In the normal course of business, the Company is in discussions with its lenders to extend, amend or replace any financing facilities which contain near term expirations.
Issuances of Equity Securities
We may raise funds through capital market transactions by issuing capital stock. There can be no assurance, however, that we will be able to access the capital markets at any particular time or on any particular terms. We have authorized 100,000,000 shares of preferred stock and 500,000,000 shares of common stock. At June 30, 2022, we had 100,000,000 shares of preferred stock available for issuance and 190,788,156 shares of common stock available for issuance.
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

The Company’s board of directors declared the following dividends during the six months ended June 30, 2022:

Declaration Date	Record Date	Payment Date	Amount	Frequency
6/15/22	6/30/22	7/15/22	$0.48	Quarterly
3/14/22	3/31/22	4/15/22	$0.48	Quarterly
Contractual Obligations and Commitments
Our material contractual obligations and commitments as of June 30, 2022 are as follows (amounts in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Secured financings (a)	$13,228,043	$1,379,163	$2,675,091	$7,103,311	$2,070,478
CLOs and SASB (b)	3,780,115	416,038	1,055,635	2,225,344	83,098
Unsecured senior notes	2,350,000	250,000	1,200,000	900,000	—
Future loan commitments:
Commercial Lending (c)	2,598,593	1,709,824	809,060	79,709	—
Residential Lending (d)	130,135	130,135	—	—	—
Infrastructure Lending (e)	253,879	253,879	—	—	—
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

(c)Excludes $304.5 million of loan funding commitments in which management projects the Company will not be obligated to fund in the future due to repayments made by the borrower earlier than, or in excess of, expectations.

(d)Represents outstanding residential loan purchase commitments.

(e)Represents contractual commitments of $137.0 million under revolvers and letters of credit, $4.7 million under delayed draw term loans and $112.2 million of outstanding infrastructure loan purchase commitments.
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
We seek to further manage credit risk associated with our Investing and Servicing Segment loans held-for-sale through the purchase of credit instruments. The following table presents our credit instruments as of June 30, 2022 and December 31, 2021 (dollars in thousands):

	Face Value of Loans Held-for-Sale	Aggregate Notional Value of Credit Instruments	Number of Credit Instruments
June 30, 2022	$11,700	$49,000	3
December 31, 2021	$289,761	$49,000	3

Interest Rate Risk
Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. We are subject to interest rate risk in connection with our investments and the related financing obligations. In general, we seek to match the interest rate characteristics of our investments with the interest rate characteristics of any related financing obligations such as repurchase agreements, bank credit facilities, term loans, revolving facilities and securitizations. In instances where the interest rate characteristics of an investment and the related financing obligation are not matched, we mitigate such interest rate risk through the utilization of interest rate derivatives of the same duration. The following table presents financial instruments where we have utilized interest rate derivatives to hedge interest rate risk and the related interest rate derivatives as of June 30, 2022 and December 31, 2021 (dollars in thousands):

	Face Value of Hedged Instruments	Aggregate Notional Value of Credit Instruments	Number of Credit Instruments
Instrument hedged as of June 30, 2022
Loans held-for-sale	$2,271,854	$2,264,600	25
RMBS, available-for-sale	209,197	85,000	2
CMBS, fair value option	43,329	58,800	2
HTM debt securities	13,166	13,166	1
Secured financing agreements	681,329	1,348,436	8
Unsecured senior notes	1,000,000	970,000	2
	$4,218,875	$4,740,002	40
Instrument hedged as of December 31, 2021
Loans held-for-sale	$2,815,671	$2,135,800	62
RMBS, available-for-sale	221,806	85,000	2
CMBS, fair value option	79,651	71,000	2
HTM debt securities	14,283	14,283	1
Secured financing agreements	754,620	1,425,396	10
Unsecured senior notes	500,000	470,000	1
	$4,386,031	$4,201,479	78
The following table summarizes the estimated annual change in net investment income for our variable rate investments and our variable rate debt assuming increases or decreases in LIBOR or other applicable index rates and adjusted for the effects of our interest rate hedging activities (amounts in thousands):

Income (Expense) Subject to Interest Rate Sensitivity	Variable rate investments and indebtedness (1)	0.25% Decrease	0.50% Increase	1.00% Increase	1.50% Increase
Investment income from variable rate investments	$18,044,910	$(39,447)	$86,210	$175,778	$265,888
Interest expense from variable rate debt, net of interest rate derivatives	(13,719,875)	34,806	(71,018)	(142,738)	(214,463)
Net investment income from variable rate instruments	$4,325,035	$(4,641)	$15,192	$33,040	$51,425
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

As of June 30, 2022, daily compounded SONIA is utilized as the floating benchmark rate on $2.2 billion of our loans and $1.7 billion of our debt outstanding, while SOFR is utilized as the floating benchmark rate on $3.1 billion of our loans and $5.3 billion of our debt outstanding~~.~~

At this time, it is not possible to predict how markets will respond to SOFR, SONIA, or other alternative reference rates as the transition away from USD LIBOR and GBP LIBOR proceeds. The resulting changes to benchmark interest rates could increase our financing costs and/or result in mismatches between the interest rates of our investments and the corresponding financings.
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
The following table represents our assets and liabilities that are denominated in foreign currencies as well as our expected future net interest receipts (amounts in thousands):

	June 30, 2022
	GBP	EUR	AUD		CHF
Foreign currency assets	£1,866,468	€743,294	A$	1,780,919	Fr.	39,553
Foreign currency liabilities	(1,379,595)	(249,800)	(1,351,982)		(29,407)
Foreign currency contracts - notional, net	(566,009)	(573,312)	(631,794)		(9,049)
Expected future net interest cash flows	79,136	79,818	202,857		—
Net exposure to exchange rate fluctuations	£—	€—	A$	—	Fr.	1,097
Net exposure to exchange rate fluctuations in USD (1)	$—	$—		$—		$1,149
______________________________________________________________________________________________________________________

(1)     Represents the U.S. dollar equivalent using the GBP closing rate of 1.2175, EUR closing rate of 1.0485, AUD closing rate of 0.6901 and CHF closing rate of 1.0472 as of June 30, 2022.

Substantially all of our net asset exposure to the GBP, EUR, AUD and CHF has been hedged with foreign currency forward contracts as of June 30, 2022, as indicated in the table above. Refer to Note 13 of the Condensed Consolidated Financial Statements for further detail regarding our foreign currency derivatives and their contractual maturities.

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
Changes in Internal Control Over Financial Reporting. No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
There were no unregistered sales of securities during the three months ended June 30, 2022.
Issuer Purchases of Equity Securities
There were no purchases of common stock during the three months ended June 30, 2022.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
None.

Item 6.    Exhibits.
(a)Index to Exhibits
INDEX TO EXHIBITS

Exhibit No.	Description

10.1	Starwood Property Trust, Inc. Employee Stock Purchase Plan (as Amended and Restated, Effective June 16, 2022)

10.2	Starwood Property Trust, Inc. 2022 Manager Equity Plan (Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q filed May 4, 2022)

10.3	Starwood Property Trust, Inc. 2022 Equity Plan (Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q filed May 4, 2022)

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STARWOOD PROPERTY TRUST, INC.

Date: August 4, 2022	By:	/s/ BARRY S. STERNLICHT
Barry S. Sternlicht Chief Executive Officer Principal Executive Officer

Date: August 4, 2022	By:	/s/ RINA PANIRY
Rina Paniry Chief Financial Officer, Treasurer, Chief Accounting Officer and Principal Financial Officer