Form 10-Q
period 2022-09-30
STARWOOD PROPERTY TRUST, INC.
filed 2022-11-09
CIK 1465128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of November 4, 2022 was 309,584,298.

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
•the occurrence of certain geo-political events (such as wars, terrorist attacks and tensions between states) that affect the normal and peaceful course of international relations (such as the Russian invasion of Ukraine);
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited, amounts in thousands, except share data)

	As of September 30,	As of December 31,
	2022	2021
Assets:
Cash and cash equivalents	$339,710	$217,362
Restricted cash	121,570	104,552
Loans held-for-investment, net of credit loss allowances of $92,611 and $67,270 ($53,176 and $59,225 held at fair value)	18,103,822	15,536,849
Loans held-for-sale, at fair value	2,205,684	2,876,800
Investment securities, net of credit loss allowances of $3,928 and $8,610 ($146,572 and $177,848 held at fair value)	890,128	860,984
Properties, net	1,217,426	1,166,387
Investments of consolidated affordable housing fund, at fair value	1,669,265	1,040,309
Investments in unconsolidated entities	83,164	90,097
Goodwill	259,846	259,846
Intangible assets ($18,014 and $16,780 held at fair value)	73,096	63,564
Derivative assets	251,171	48,216
Accrued interest receivable	154,148	116,262
Other assets	418,458	188,626
Variable interest entity (“VIE”) assets, at fair value	54,215,370	61,280,543
Total Assets	$80,002,858	$83,850,397
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$562,461	$189,696
Related-party payable	26,146	76,371
Dividends payable	150,196	147,624
Derivative liabilities	82,766	13,421
Secured financing agreements, net	13,495,902	12,576,850
Collateralized loan obligations and single asset securitization, net	3,690,996	2,616,116
Unsecured senior notes, net	2,326,988	1,828,590
VIE liabilities, at fair value	52,501,845	59,752,922
Total Liabilities	72,837,300	77,201,590
Commitments and contingencies (Note 22)
Temporary Equity: Redeemable non-controlling interests	344,373	214,915
Permanent Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Preferred stock, $0.01 per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 per share, 500,000,000 shares authorized, 317,032,314 issued and 309,583,623 outstanding as of September 30, 2022 and 312,268,944 issued and 304,820,253 outstanding as of December 31, 2021	3,170	3,123
Additional paid-in capital	5,779,687	5,673,376
Treasury stock (7,448,691 shares)	(138,022)	(138,022)
Retained earnings	779,188	493,106
Accumulated other comprehensive income	22,776	40,953
Total Starwood Property Trust, Inc. Stockholders’ Equity	6,446,799	6,072,536
Non-controlling interests in consolidated subsidiaries	374,386	361,356
Total Permanent Equity	6,821,185	6,433,892
Total Liabilities and Equity	$80,002,858	$83,850,397
________________________________________________________
Note: In addition to the VIE assets and liabilities which are separately presented, our condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021 include assets of $4.5 billion and $3.1 billion, respectively, and liabilities of $3.7 billion and $2.6 billion, respectively, related to consolidated collateralized loan obligations (“CLOs”) and a single asset securitization (“SASB”), which are considered to be VIEs. The CLOs’ and SASB’s assets can only be used to settle obligations of the CLOs and SASB, and the CLOs’ and SASB’s liabilities do not have recourse to Starwood Property Trust, Inc. Refer to Note 15 for additional discussion of VIEs.

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited, amounts in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Interest income from loans	$328,354	$203,252	$823,123	$583,099
Interest income from investment securities	19,019	10,697	48,308	32,955
Servicing fees	8,427	10,473	30,972	29,739
Rental income	32,932	77,512	96,036	230,969
Other revenues	1,809	352	11,680	3,621
Total revenues	390,541	302,286	1,010,119	880,383
Costs and expenses:
Management fees	27,356	23,727	114,275	91,713
Interest expense	222,423	115,531	501,492	328,558
General and administrative	45,495	38,864	134,821	122,765
Acquisition and investment pursuit costs	1,213	214	2,152	806
Costs of rental operations	12,206	31,516	32,094	90,992
Depreciation and amortization	12,611	22,041	36,498	66,992
Credit loss provision (reversal), net	15,343	(563)	20,123	(12,363)
Other expense	—	23	1,313	708
Total costs and expenses	336,647	231,353	842,768	690,171
Other income (loss):
Change in net assets related to consolidated VIEs	37,146	28,049	72,268	80,303
Change in fair value of servicing rights	515	2,237	1,234	2,740
Change in fair value of investment securities, net	(83)	(299)	(1,683)	903
Change in fair value of mortgage loans, net	(87,474)	31,727	(326,737)	68,116
Income from affordable housing fund investments	117,527	—	658,733	—
(Loss) earnings from unconsolidated entities	(2,044)	2,042	911	6,002
Gain (loss) on sale of investments and other assets, net	13,453	(47)	112,059	26,377
Gain on derivative financial instruments, net	206,070	41,812	461,921	65,792
Foreign currency loss, net	(107,318)	(27,003)	(213,201)	(36,057)
Loss on extinguishment of debt	(212)	(499)	(1,035)	(2,197)
Other loss, net	(56,391)	(964)	(90,963)	(6,416)
Total other income	121,189	77,055	673,507	205,563
Income before income taxes	175,083	147,988	840,858	395,775
Income tax benefit (provision)	48,755	(7,501)	48,999	(6,378)
Net income	223,838	140,487	889,857	389,397
Net income attributable to non-controlling interests	(29,276)	(11,885)	(158,409)	(33,107)
Net income attributable to Starwood Property Trust, Inc.	$194,562	$128,602	$731,448	$356,290

Earnings per share data attributable to Starwood Property Trust, Inc.:
Basic	$0.62	$0.44	$2.35	$1.23
Diluted	$0.61	$0.44	$2.30	$1.22
See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited, amounts in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$223,838	$140,487	$889,857	$389,397
Other comprehensive income (loss) (net change by component):
Available-for-sale securities	(6,194)	(824)	(18,177)	(3,571)
Foreign currency translation	—	—	—	64
Other comprehensive loss	(6,194)	(824)	(18,177)	(3,507)
Comprehensive income	217,644	139,663	871,680	385,890
Less: Comprehensive income attributable to non-controlling interests	(29,276)	(11,885)	(158,409)	(33,107)
Comprehensive income attributable to Starwood Property Trust, Inc.	$188,368	$127,778	$713,271	$352,783
See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity
For the Three Months Ended September 30, 2022 and 2021
(Unaudited, amounts in thousands, except share data)

	Temporary Equity	Common stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Starwood Property Trust, Inc. Stockholders’ Equity	Non- Controlling Interests	Total Permanent Equity
		Shares	Par Value		Shares	Amount
Balance, June 30, 2022	$322,753	316,660,535	$3,167	$5,766,533	7,448,691	$(138,022)	$733,348	$28,970	$6,393,996	$380,391	$6,774,387
Proceeds from DRIP Plan	—	10,568	—	235	—	—	—	—	235	—	235
Proceeds from employee stock purchase plan	—	34,625	—	625	—	—	—	—	625	—	625
Share-based compensation	—	218,212	2	9,701	—	—	—	—	9,703	—	9,703
Manager fees paid in stock	—	108,374	1	2,593	—	—	—	—	2,594	—	2,594
Net income	23,795	—	—	—	—	—	194,562	—	194,562	5,481	200,043
Dividends declared, $0.48 per share	—	—	—	—	—	—	(148,722)	—	(148,722)	—	(148,722)
Other comprehensive loss, net	—	—	—	—	—	—	—	(6,194)	(6,194)	—	(6,194)
Distributions to non-controlling interests	(2,175)	—	—	—	—	—	—	—	—	(11,486)	(11,486)
Balance, September 30, 2022	$344,373	317,032,314	$3,170	$5,779,687	7,448,691	$(138,022)	$779,188	$22,776	$6,446,799	$374,386	$6,821,185

Balance, June 30, 2021	$—	295,257,898	$2,952	$5,248,490	7,448,691	$(138,022)	$(677,375)	$41,310	$4,477,355	$374,345	$4,851,700
Proceeds from DRIP Plan	—	8,161	—	209	—	—	—	—	209	—	209
Redemption of Class A Units	—	465,679	5	9,617	—	—	—	—	9,622	(9,622)	—
Equity offering costs	—	—	—	(5)	—	—	—	—	(5)	—	(5)
Share-based compensation	—	243,201	3	9,449	—	—	—	—	9,452	—	9,452
Manager fees paid in stock	—	97,151	1	2,505	—	—	—	—	2,506	—	2,506
Net income	—	—	—	—	—	—	128,602	—	128,602	11,885	140,487
Dividends declared, $0.48 per share	—	—	—	—	—	—	(139,207)	—	(139,207)	—	(139,207)
Other comprehensive loss, net	—	—	—	—	—	—	—	(824)	(824)	—	(824)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	52	52
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	(17,258)	(17,258)
Balance, September 30, 2021	$—	296,072,090	$2,961	$5,270,265	7,448,691	$(138,022)	$(687,980)	$40,486	$4,487,710	$359,402	$4,847,112
See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity (Continued)
For the Nine Months Ended September 30, 2022 and 2021
(Unaudited, amounts in thousands, except share data)

	Temporary Equity	Common stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Starwood Property Trust, Inc. Stockholders’ Equity	Non- Controlling Interests	Total Permanent Equity
		Shares	Par Value		Shares	Amount
Balance, December 31, 2021	$214,915	312,268,944	$3,123	$5,673,376	7,448,691	$(138,022)	$493,106	$40,953	$6,072,536	$361,356	$6,433,892
Proceeds from ATM Agreement	—	1,415,564	14	33,307	—	—	—	—	33,321	—	33,321
Proceeds from DRIP Plan	—	33,037	—	770	—	—	—	—	770	—	770
Proceeds from employee stock purchase plan	—	34,625	—	625	—	—	—	—	625	—	625
Equity offering costs	—	—	—	(756)	—	—	—	—	(756)	—	(756)
Share-based compensation	—	1,455,814	15	29,688	—	—	—	—	29,703	—	29,703
Manager fees paid in stock	—	1,824,330	18	42,677	—	—	—	—	42,695	—	42,695
Net income	134,298	—	—	—	—	—	731,448	—	731,448	24,111	755,559
Dividends declared, $1.44 per share	—	—	—	—	—	—	(445,366)	—	(445,366)	—	(445,366)
Other comprehensive loss, net	—	—	—	—	—	—	—	(18,177)	(18,177)	—	(18,177)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	21,926	21,926
Distributions to non-controlling interests	(4,840)	—	—	—	—	—	—	—	—	(33,007)	(33,007)
Balance, September 30, 2022	$344,373	317,032,314	$3,170	$5,779,687	7,448,691	$(138,022)	$779,188	$22,776	$6,446,799	$374,386	$6,821,185

Balance, December 31, 2020	$—	292,091,601	$2,921	$5,209,739	7,448,691	$(138,022)	$(629,733)	$43,993	$4,488,898	$373,678	$4,862,576
Cumulative effect of convertible notes accounting standard update adopted January 1, 2021	—	—	—	(3,755)	—	—	2,219	—	(1,536)	—	(1,536)
Proceeds from DRIP Plan	—	29,331	—	697	—	—	—	—	697	—	697
Redemption of Class A Units	—	853,681	9	17,729	—	—	—	—	17,738	(17,738)	—
Equity offering costs	—	—	—	(27)	—	—	—	—	(27)	—	(27)
Share-based compensation	—	2,400,946	24	29,335	—	—	—	—	29,359	—	29,359
Manager fees paid in stock	—	696,531	7	16,547	—	—	—	—	16,554	—	16,554
Net income	—	—	—	—	—	—	356,290	—	356,290	33,107	389,397
Dividends declared, $1.44 per share	—	—	—	—	—	—	(416,756)	—	(416,756)	—	(416,756)
Other comprehensive loss, net	—	—	—	—	—	—	—	(3,507)	(3,507)	—	(3,507)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	5,590	5,590
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	(35,235)	(35,235)
Balance, September 30, 2021	$—	296,072,090	$2,961	$5,270,265	7,448,691	$(138,022)	$(687,980)	$40,486	$4,487,710	$359,402	$4,847,112
See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited, amounts in thousands)

	For the Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$889,857	$389,397
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs, premiums and discounts on secured borrowings	34,705	32,141
Amortization of discounts and deferred financing costs on unsecured senior notes	6,560	5,387
Accretion of net discount on investment securities	(9,725)	(10,090)
Accretion of net deferred loan fees and discounts	(47,468)	(44,523)
Share-based compensation	29,703	29,359
Manager fees paid in stock	42,695	16,554
Change in fair value of investment securities	1,683	(903)
Change in fair value of consolidated VIEs	39,138	26,990
Change in fair value of servicing rights	(1,234)	(2,740)
Change in fair value of loans	326,737	(68,116)
Change in fair value of affordable housing fund investments	(628,956)	—
Change in fair value of derivatives	(465,986)	(70,661)
Foreign currency loss, net	213,201	36,057
Gain on sale of investments and other assets	(112,059)	(26,377)
Impairment charges on properties and related intangibles	55	—
Credit loss provision (reversal), net	20,123	(12,363)
Depreciation and amortization	39,911	67,653
Earnings from unconsolidated entities	(911)	(6,002)
Distributions of earnings from unconsolidated entities	4,935	1,623
Loss on extinguishment of debt	837	2,197
Origination and purchase of loans held-for-sale, net of principal collections	(3,641,067)	(3,027,235)
Proceeds from sale of loans held-for-sale	3,992,896	2,333,767
Changes in operating assets and liabilities:
Related-party payable	(50,225)	(15,792)
Accrued and capitalized interest receivable, less purchased interest	(131,678)	(105,039)
Other assets	(200,496)	(27,236)
Accounts payable, accrued expenses and other liabilities	491,503	14,199
Net cash provided by (used in) operating activities	844,734	(461,753)
Cash Flows from Investing Activities:
Origination, purchase and funding of loans held-for-investment	(5,007,398)	(5,635,707)
Proceeds from principal collections on loans	1,840,317	3,173,764
Proceeds from loans sold	71,008	267,349
Purchase and funding of investment securities	(86,058)	—
Proceeds from principal collections on investment securities	19,431	77,855
Proceeds from sales of real estate	166,424	60,969
Purchases and additions to properties and other assets	(17,295)	(17,259)
Investments in unconsolidated entities	(461)	—
Distribution of capital from unconsolidated entities	3,375	25,555
Cash resulting from initial consolidation of entities	617	—
Payments for purchase or termination of derivatives	(14,965)	(14,699)
Proceeds from termination of derivatives	168,607	44,742
Net cash used in investing activities	(2,856,398)	$(2,017,431)

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited, amounts in thousands)

	For the Nine Months Ended September 30,
	2022	2021
Cash Flows from Financing Activities:
Proceeds from borrowings	$11,603,576	$11,654,848
Principal repayments on and repurchases of borrowings	(8,751,730)	(8,566,856)
Payment of deferred financing costs	(48,847)	(46,196)
Proceeds from common stock issuances	34,716	697
Payment of equity offering costs	(756)	(27)
Payment of dividends	(442,794)	(414,977)
Contributions from non-controlling interests	21,926	5,590
Distributions to non-controlling interests	(37,847)	(35,235)
Issuance of debt of consolidated VIEs	—	69,399
Repayment of debt of consolidated VIEs	(290,132)	(608,435)
Distributions of cash from consolidated VIEs	64,555	83,785
Net cash provided by financing activities	2,152,667	2,142,593
Net increase (decrease) in cash, cash equivalents and restricted cash	141,003	(336,591)
Cash, cash equivalents and restricted cash, beginning of period	321,914	722,162
Effect of exchange rate changes on cash	(1,637)	(1,783)
Cash, cash equivalents and restricted cash, end of period	$461,280	$383,788
Supplemental disclosure of cash flow information:
Cash paid for interest	$423,326	$276,783
Income taxes (refunded) paid, net	(8,613)	7,036
Supplemental disclosure of non-cash investing and financing activities:
Dividends declared, but not yet paid	$150,942	$140,465
Consolidation of VIEs (VIE asset/liability additions)	4,361,325	4,427,479
Deconsolidation of VIEs (VIE asset/liability reductions)	730,012	935,855
Net assets acquired through foreclosure, control or conversion to equity interest:
Assets acquired, less cash	145,330	36,308
Liabilities assumed	95,796	—
Lease liabilities arising from obtaining right-of-use assets	29,821	—
Loan principal collections temporarily held at master servicer	3,061	119,925
Reclassification of loans held-for-investment to loans held-for-sale	63,962	237,132
Reclassification of loans held-for-sale to loans held-for-investment	—	124,932
Transfer of loans from VIE assets to residential loans upon redemption of consolidated RMBS trusts	—	432,926
Redemption of Class A Units for common stock	—	17,738
Unsettled derivative transactions	—	4,047
See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
As of September 30, 2022
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
We have four reportable business segments as of September 30, 2022 and we refer to the investments within these segments as our target assets:
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
These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (our “Form 10-K”), as filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the operating results for the full year.
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

Effective with the third party interest sale, the Woodstar Fund has the characteristics of an investment company under ASC 946, Financial Services – Investment Companies. Accordingly, the Woodstar Fund is required to carry the investments in its properties at fair value, with a cumulative effect adjustment between the fair value and previous carrying value of its investments recognized in stockholders’ equity as of November 5, 2021, the date of the Woodstar Fund’s change in status to an investment company. Because we are the primary beneficiary of the Woodstar Fund, which is a VIE (as discussed in Note 15), we consolidate the accounts of the Woodstar Fund into our consolidated financial statements, retaining the fair value basis of accounting for its investments. Realized and unrealized changes in the fair value of the Woodstar Fund’s property investments, and distributions thereon, are recognized in the “Income from affordable housing fund investments” caption within the other income (loss) section of our condensed consolidated statements of operations for the three and nine months ended September 30, 2022. See Note 7 for further details regarding the Woodstar Fund’s investments and related income and Note 17 with respect to its contingently redeemable non-controlling interests which are classified as “Temporary Equity” in our condensed consolidated balance sheets.
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

Nearly all of the Company’s unvested RSUs and RSAs contain rights to receive non-forfeitable dividends and thus are participating securities. In addition, the non-controlling interests that are redeemable with our common stock are considered participating securities because they earn a preferred return indexed to the dividend rate on our common stock (see Note 17). Due to the existence of these participating securities, the two-class method of computing EPS is required, unless another method is determined to be more dilutive. Under the two-class method, undistributed earnings are reallocated between shares of common stock and participating securities. For the three and nine months ended September 30, 2022 and 2021, the two-class method resulted in the most dilutive EPS calculation.
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
We believe the estimates and assumptions underlying our consolidated financial statements are reasonable and supportable based on the information available as of September 30, 2022. Actual results may ultimately differ from those estimates.
Recent Accounting Developments
On March 12, 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and on January 11, 2021, issued ASU 2021-01, Reference Rate Reform (Topic 848) – Scope, both of which provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference LIBOR or other reference rates expected to be discontinued because of reference rate reform. These ASUs are effective through December 31, 2022. The Company has not adopted any of the optional expedients or exceptions through September 30, 2022, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.
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
3. Acquisitions and Divestitures
Investing and Servicing Segment Property Portfolio ("REIS Equity Portfolio")

During the three months ended September 30, 2022, we sold an operating property for $19.5 million. In connection with this sale, we recognized a total gain of $13.7 million within gain on sale of investments and other assets in our condensed consolidated statement of operations. During the nine months ended September 30, 2022, we sold two operating properties for $54.0 million. In connection with these sales, we recognized a total gain of $25.4 million within gain on sale of investments and other assets in our condensed consolidated statement of operations, of which $0.6 million was attributable to non-controlling interests. During the nine months ended September 30, 2021, we sold an operating property for $30.9 million. In connection with this sale, we recognized a gain of $9.7 million within gain on sale of investments and other assets in our condensed consolidated statement of operations.

Commercial and Residential Lending Segment
During the nine months ended September 30, 2022, we sold a distribution facility located in Orlando, Florida that was previously acquired in April 2019 through foreclosure of a loan with a carrying value of $18.5 million. The property was sold for $114.8 million and we recognized a gain of $86.6 million within gain on sale of investments and other assets in our condensed consolidated statement of operations. During the nine months ended September 30, 2021, we sold an operating property relating to a grocery distribution facility located in Montgomery, Alabama that was previously acquired in March 2019 through foreclosure of a loan with a carrying value of $9.0 million ($20.9 million unpaid principal balance net of an $8.3 million allowance and $3.6 million of unamortized discount) at the foreclosure date. The operating property was sold for $31.2 million and we recognized a gain of $17.7 million within gain on sale of investments and other assets in our condensed consolidated statement of operations.

During the three and nine months ended September 30, 2022 and 2021, we had no significant acquisitions of properties or businesses.

4. Loans
Our loans held-for-investment are accounted for at amortized cost and our loans held-for-sale are accounted for at the lower of cost or fair value, unless we have elected the fair value option for either. The following tables summarize our investments in mortgages and loans as of September 30, 2022 and December 31, 2021 (dollars in thousands):

September 30, 2022	Carrying Value	Face Amount	Weighted Average Coupon (1)	Weighted Average Life (“WAL”) (years)(2)
Loans held-for-investment:
Commercial loans:
First mortgages (3)	$15,174,120	$15,263,633	6.8%	1.9
Subordinated mortgages (4)	69,793	70,966	12.5%	2.0
Mezzanine loans (3)	438,457	435,818	11.6%	1.0
Other	58,694	59,850	8.2%	1.6
Total commercial loans	15,741,064	15,830,267
Infrastructure first priority loans	2,402,193	2,433,586	7.7%	4.0
Residential loans, fair value option (5)	53,176	54,569	5.8%	N/A	(6)
Total loans held-for-investment	18,196,433	18,318,422
Loans held-for-sale:
Residential, fair value option (5)	2,125,827	2,340,929	4.7%	N/A	(6)
Commercial, fair value option	79,857	82,223	4.2%	7.3
Total loans held-for-sale	2,205,684	2,423,152
Total gross loans	20,402,117	$20,741,574
Credit loss allowances:
Commercial loans held-for-investment	(64,862)
Infrastructure loans held-for-investment	(27,749)
Total allowances	(92,611)
Total net loans	$20,309,506

December 31, 2021
Loans held-for-investment:
Commercial loans:
First mortgages (3)	$12,991,099	$13,067,524	4.5%	1.9
Subordinated mortgages (4)	70,771	72,371	10.0%	2.8
Mezzanine loans (3)	417,504	415,155	9.4%	1.4
Other	17,424	19,029	8.2%	2.1
Total commercial loans	13,496,798	13,574,079
Infrastructure first priority loans	2,048,096	2,071,912	4.4%	4.3
Residential loans, fair value option	59,225	60,133	6.0%	N/A	(6)
Total loans held-for-investment	15,604,119	15,706,124
Loans held-for-sale:
Residential, fair value option	2,590,005	2,525,910	4.2%	N/A	(6)
Commercial, fair value option	286,795	289,761	4.0%	9.0
Total loans held-for-sale	2,876,800	2,815,671
Total gross loans	18,480,919	$18,521,795
Credit loss allowances:
Commercial loans held-for-investment	(46,600)
Infrastructure loans held-for-investment	(20,670)
Total allowances	(67,270)
Total net loans	$18,413,649

______________________________________________________________________________________________________________________
(1)Calculated using applicable index rates as of September 30, 2022 and December 31, 2021 for variable rate loans and excludes loans for which interest income is not recognized.
(2)Represents the WAL of each respective group of loans, excluding loans for which interest income is not recognized, as of the respective balance sheet date. The WAL of each individual loan is calculated using amounts and timing of future principal payments, as projected at origination or acquisition.
(3)First mortgages include first mortgage loans and any contiguous mezzanine loan components because as a whole, the expected credit quality of these loans is more similar to that of a first mortgage loan. The application of this methodology resulted in mezzanine loans with carrying values of $1.2 billion and $1.4 billion being classified as first mortgages as of September 30, 2022 and December 31, 2021, respectively.
(4)Subordinated mortgages include B-Notes and junior participation in first mortgages where we do not own the senior A-Note or senior participation. If we own both the A-Note and B-Note, we categorize the loan as a first mortgage loan.
(5)During the nine months ended September 30, 2022, $0.3 million of residential loans held-for-investment were reclassified into loans held-for-sale.
(6)Residential loans have a weighted average remaining contractual life of 29.1 years and 29.4 years as of September 30, 2022 and December 31, 2021, respectively.
As of September 30, 2022, our variable rate loans held-for-investment, excluding loans for which interest income is not recognized, were as follows (dollars in thousands):

September 30, 2022	Carrying Value	Weighted-average Spread Above Index
Commercial loans	$15,006,961	4.0%
Infrastructure loans	2,402,193	3.9%
Total variable rate loans held-for-investment	$17,409,154	3.9%

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
The macroeconomic forecasts do not differentiate among property types or asset classes. Instead, these forecasts reference general macroeconomic growth factors which apply broadly across all assets. For instance, although the office sector has been adversely affected by the increase in remote working arrangements, the broad macroeconomic forecasts do not account for such differentiation. Accordingly, we have selected a more adverse macroeconomic recovery forecast related to office properties in determining our credit loss allowance.
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
The significant credit quality indicators for our loans measured at amortized cost, which excludes loans held-for-sale, were as follows as of September 30, 2022 (dollars in thousands):

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Total	Total Amortized Cost Basis	Credit Loss Allowance
As of September 30, 2022	2022	2021	2020	2019	2018	Prior
Commercial loans:
Credit quality indicator:
LTV < 60%	$1,697,121	$2,540,666	$459,943	$892,348	$373,102	$680,512	$—	$6,643,692	$5,272
LTV 60% - 70%	1,694,971	3,805,828	238,557	1,096,130	457,696	68,455	—	7,361,637	19,204
LTV > 70%	100,444	333,874	228,133	429,098	313,469	267,098	—	1,672,116	35,461
Credit deteriorated	—	—	—	—	—	4,925	—	4,925	4,925
Defeased and other	42,138	—	—	—	—	16,556	—	58,694	—
Total commercial	$3,534,674	$6,680,368	$926,633	$2,417,576	$1,144,267	$1,037,546	$—	$15,741,064	$64,862
Infrastructure loans:
Credit quality indicator:
Power	$93,258	$222,453	$81,611	$288,355	$387,126	$409,170	$5,488	$1,487,461	$5,695
Oil and gas	87,946	359,963	10,284	286,506	84,587	50,189	1,969	881,444	5,553
Credit deteriorated	—	—	—	—	—	33,288	—	33,288	16,501
Total infrastructure	$181,204	$582,416	$91,895	$574,861	$471,713	$492,647	$7,457	$2,402,193	$27,749
Residential loans held-for-investment, fair value option								53,176	—
Loans held-for-sale								2,205,684	—
Total gross loans								$20,402,117	$92,611

Non-Credit Deteriorated Loans
As of September 30, 2022, we had the following loans with a combined amortized cost basis of $505.4 million that were 90 days or greater past due at September 30, 2022: (i) a $204.3 million senior loan on a retail and entertainment project in New Jersey, of which $7.3 million was converted into equity interests (see Note 8); (ii) a $222.8 million senior loan on an office building in California; (iii) a $37.8 million leasehold mortgage loan on a luxury resort in California destroyed by wildfire; (iv) $31.3 million of residential loans; and (v) a $9.2 million loan on a hospitality asset in New York that our Investing and Servicing Segment acquired as nonperforming in October 2021. Loans on nonaccrual as of September 30, 2022 include (i) - (iv) above. None of these loans are considered credit deteriorated as we presently expect to recover all amounts due.
Credit Deteriorated Loans
As of September 30, 2022, we had the following loans with a combined amortized cost basis of $38.2 million which were deemed credit deteriorated and are on nonaccrual status: (i) a $33.3 million senior loan participation secured by a natural gas-fired power plant in Massachusetts, for which interest collections were current as of September 30, 2022 but for which we recorded a credit loss allowance of $16.5 million ($6.4 million during the three and nine months ended September 30, 2022 and $10.1 million in 2021) based on our share of the estimated fair value of the asset; and (ii) a $4.9 million subordinated loan secured by a department store in Chicago which is fully reserved.
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
The following tables present the activity in our credit loss allowance for funded loans and unfunded commitments (amounts in thousands):

	Funded Commitments Credit Loss Allowance
	Loans Held-for-Investment		Total Funded Loans
Nine Months Ended September 30, 2022	Commercial	Infrastructure
Credit loss allowance at December 31, 2021	$46,600	$20,670	$67,270
Credit loss provision, net	18,262	7,079	25,341
Credit loss allowance at September 30, 2022	$64,862	$27,749	$92,611

	Unfunded Commitments Credit Loss Allowance (1)
	Loans Held-for-Investment
Nine Months Ended September 30, 2022	Commercial	Infrastructure	CMBS (2)	Total
Credit loss allowance at December 31, 2021	$6,692	$145	$—	$6,837
Credit loss (reversal) provision, net	(431)	(145)	40	(536)
Credit loss allowance at September 30, 2022	$6,261	$—	$40	$6,301
Memo: Unfunded commitments as of September 30, 2022 (3)	$2,463,418	$—	$32,494	$2,495,912
______________________________________________________________________________________________________________________
(1)Included in accounts payable, accrued expenses and other liabilities in our consolidated balance sheets.
(2)See Note 5 for further details.
(3)Represents amounts expected to be funded (see Note 22).
Loan Portfolio Activity
The activity in our loan portfolio was as follows (amounts in thousands):

	Held-for-Investment Loans
Nine Months Ended September 30, 2022	Commercial	Infrastructure	Residential	Held-for-Sale Loans	Total Loans
Balance at December 31, 2021	$13,450,198	$2,027,426	$59,225	$2,876,800	$18,413,649
Acquisitions/originations/additional funding	4,410,306	597,092	—	3,793,467	8,800,865
Capitalized interest (1)	85,454	373	1,445	402	87,674
Basis of loans sold (2)	(6,330)	—	—	(4,056,511)	(4,062,841)
Loan maturities/principal repayments	(1,558,907)	(246,127)	(6,663)	(146,184)	(1,957,881)
Discount accretion/premium amortization	40,179	7,289	—	—	47,468
Changes in fair value	—	—	(485)	(326,252)	(326,737)
Foreign currency translation gain/(loss), net	(612,669)	(4,530)	—	—	(617,199)
Credit loss provision, net	(18,262)	(7,079)	—	—	(25,341)
Transfer to/from other asset classifications or between segments	(113,767)	—	(346)	63,962	(50,151)	(3)
Balance at September 30, 2022	$15,676,202	$2,374,444	$53,176	$2,205,684	$20,309,506

	Held-for-Investment Loans
Nine Months Ended September 30, 2021	Commercial	Infrastructure	Residential	Held-for-Sale Loans	Total Loans
Balance at December 31, 2020	$9,583,949	$1,412,440	$90,684	$1,052,835	$12,139,908
Acquisitions/originations/additional funding	5,242,378	393,329	—	3,151,361	8,787,068
Capitalized interest (1)	89,830	—	2,068	2,062	93,960
Basis of loans sold (2)	(243,378)	—	—	(2,358,790)	(2,602,168)
Loan maturities/principal repayments	(2,897,747)	(211,695)	(26,341)	(250,662)	(3,386,445)
Discount accretion/premium amortization	40,367	3,652	—	504	44,523
Changes in fair value	—	—	1,837	66,279	68,116
Foreign currency translation loss, net	(75,094)	(840)	—	—	(75,934)
Credit loss reversal (provision), net	13,238	(1,124)	—	—	12,114
Loan foreclosure and conversion to equity interest	(36,308)	—	—	—	(36,308)	(4)
Transfer to/from other asset classifications or between segments	(204,583)	93,085	23,251	519,930	431,683	(5)
Balance at September 30, 2021	$11,512,652	$1,688,847	$91,499	$2,183,519	$15,476,517
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
(5)Net transfers represent residential loans transferred from VIE assets upon redemption of two consolidated RMBS trusts.

5. Investment Securities
Investment securities were comprised of the following as of September 30, 2022 and December 31, 2021 (amounts in thousands):

	Carrying Value as of
	September 30, 2022	December 31, 2021
RMBS, available-for-sale	$116,577	$143,980
RMBS, fair value option (1)	418,480	250,424
CMBS, fair value option (1), (2)	1,280,975	1,263,606
HTM debt securities, amortized cost net of credit loss allowance of $3,928 and $8,610	743,556	683,136
Equity security, fair value	9,343	11,624
Subtotal—Investment securities	2,568,931	2,352,770
VIE eliminations (1)	(1,678,803)	(1,491,786)
Total investment securities	$890,128	$860,984
______________________________________________________________________________________________________________________
(1)Certain fair value option CMBS and RMBS are eliminated in consolidation against VIE liabilities pursuant to ASC 810.
(2)Includes $200.0 million and $182.6 million of non-controlling interests in the consolidated entities which hold certain of these CMBS as of September 30, 2022 and December 31, 2021, respectively.
Purchases, sales, principal collections and redemptions for all investment securities were as follows (amounts in thousands):

	RMBS, available-for-sale	RMBS, fair value option	CMBS, fair value option	HTM Securities	Securitization VIEs (1)	Total
Three Months Ended September 30, 2022
Purchases/fundings	$—	$—	$—	$—	$—	$—
Sales	—	—	—	—	—	—
Principal collections	3,412	16,914	5,118	609	(21,802)	4,251
Three Months Ended September 30, 2021
Purchases	$—	$33,009	$8,383	$—	$(41,392)	$—
Sales	—	—	27,111		(27,111)	—
Principal collections	7,881	14,204	706	752	(14,555)	8,988
Redemptions	—	26,753	—	—	(26,753)	—

	RMBS, available-for-sale	RMBS, fair value option	CMBS, fair value option	HTM Securities	Securitization VIEs (1)	Total
Nine Months Ended September 30, 2022
Purchases/fundings	$—	$226,152	$63,681	$86,058	$(289,833)	$86,058
Sales	—	—	—	—	—	—
Principal collections	16,200	58,843	6,394	2,549	(64,555)	19,431
Nine Months Ended September 30, 2021
Purchases	$—	$112,693	$62,465	$—	$(175,158)	$—
Sales	—	30,684	38,715		(69,399)	—
Principal collections	22,995	42,235	4,429	53,321	(45,125)	77,855
Redemptions	—	38,729	—	—	(38,729)	—

______________________________________________________________________________________________________________________
(1)Represents RMBS and CMBS, fair value option amounts eliminated due to our consolidation of securitization VIEs. These amounts are reflected as issuance or repayment of debt of, or distributions from, consolidated VIEs in our consolidated statements of cash flows.

RMBS, Available-for-Sale
The Company classified all of its RMBS not eliminated in consolidation as available-for-sale as of September 30, 2022 and December 31, 2021. These RMBS are reported at fair value in the balance sheet with changes in fair value recorded in accumulated other comprehensive income (“AOCI”).
The tables below summarize various attributes of our investments in available-for-sale RMBS as of September 30, 2022 and December 31, 2021 (amounts in thousands):

				Unrealized Gains or (Losses) Recognized in AOCI
	Amortized Cost	Credit Loss Allowance	Net Basis	Gross Unrealized Gains	Gross Unrealized Losses	Net Fair Value Adjustment	Fair Value
September 30, 2022
RMBS	$93,801	$—	$93,801	$23,314	$(538)	$22,776	$116,577
December 31, 2021
RMBS	$103,027	$—	$103,027	$41,052	$(99)	$40,953	$143,980

	Weighted Average Coupon (1)	WAL (Years) (2)
September 30, 2022
RMBS	3.7%	7.2
______________________________________________________________________________________________________________________
(1)Calculated using the September 30, 2022 one-month LIBOR rate of 3.143% for floating rate securities.
(2)Represents the remaining WAL of each respective group of securities as of the balance sheet date. The WAL of each individual security is calculated using projected amounts and projected timing of future principal payments.
As of September 30, 2022, approximately $102.6 million, or 88%, of RMBS were variable rate. We purchased all of the RMBS at a discount, a portion of which is accreted into income over the expected remaining life of the security. The majority of the income from this strategy is earned from the accretion of this accretable discount.
We have engaged a third party manager who specializes in RMBS to execute the trading of RMBS, the cost of which was $0.2 million and $0.3 million for the three months ended September 30, 2022 and 2021, and $0.8 million and $0.9 million for the nine months ended September 30, 2022 and 2021, respectively, recorded as management fees in the accompanying condensed consolidated statements of operations.
The following table presents the gross unrealized losses and estimated fair value of any available-for-sale securities that were in an unrealized loss position as of September 30, 2022 and December 31, 2021, and for which an allowance for credit losses has not been recorded (amounts in thousands):

	Estimated Fair Value		Unrealized Losses
	Securities with a loss less than 12 months	Securities with a loss greater than 12 months	Securities with a loss less than 12 months	Securities with a loss greater than 12 months
As of September 30, 2022
RMBS	$8,544	$—	$(538)	$—
As of December 31, 2021
RMBS	$2,478	$—	$(99)	$—
As of September 30, 2022 and December 31, 2021, there were nine securities and one security, respectively, with unrealized losses reflected in the table above. After evaluating the securities, we concluded that the unrealized losses reflected above were noncredit-related and would be recovered from the securities’ estimated future cash flows. We considered a number of factors in reaching this conclusion, including that we did not intend to sell the securities, it was not considered more likely than not that we would be forced to sell the securities prior to recovering our amortized cost, and there were no material credit events that would have caused us to otherwise conclude that we would not recover our cost. Credit losses, if any, are calculated by comparing (i) the estimated future cash flows of each security discounted at the yield determined as of the initial acquisition date or, if since revised, as of the last date previously revised, to (ii) our net amortized cost basis. Significant judgment is used in projecting cash flows for our non-agency RMBS. As a result, actual income and/or credit losses could be materially different from what is currently projected and/or reported.

CMBS and RMBS, Fair Value Option
As discussed in the “Fair Value Option” section of Note 2 herein, we elect the fair value option for certain CMBS and RMBS in an effort to eliminate accounting mismatches resulting from the current or potential consolidation of securitization VIEs. As of September 30, 2022, the fair value and unpaid principal balance of CMBS where we have elected the fair value option, excluding the notional value of interest-only securities and before consolidation of securitization VIEs, were $1.3 billion and $2.9 billion, respectively. As of September 30, 2022, the fair value and unpaid principal balance of RMBS where we have elected the fair value option, excluding the notional value of interest-only securities and before consolidation of securitization VIEs, were $418.5 million and $326.3 million, respectively. The $1.7 billion total fair value balance of CMBS and RMBS represents our economic interests in these assets. However, as a result of our consolidation of securitization VIEs, the vast majority of this fair value (all except $20.7 million at September 30, 2022) is eliminated against VIE liabilities before arriving at our GAAP balance for fair value option investment securities.
As of September 30, 2022, $97.1 million of our CMBS were variable rate and none of our RMBS were variable rate.
HTM Debt Securities, Amortized Cost
The table below summarizes our investments in HTM debt securities as of September 30, 2022 and December 31, 2021 (amounts in thousands):

	Amortized Cost Basis	Credit Loss Allowance	Net Carrying Amount	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
September 30, 2022
CMBS	$556,989	$(109)	$556,880	$54	$(30,800)	$526,134
Preferred interests	120,696	(748)	119,948	125	(7,607)	112,466
Infrastructure bonds	69,799	(3,071)	66,728	588	(1,631)	65,685
Total	$747,484	$(3,928)	$743,556	$767	$(40,038)	$704,285

December 31, 2021
CMBS	$538,506	$(3,140)	$535,366	$195	$(25,029)	$510,532
Preferred interests	118,409	(2,562)	115,847	450	(2,449)	113,848
Infrastructure bonds	34,831	(2,908)	31,923	561	—	32,484
Total	$691,746	$(8,610)	$683,136	$1,206	$(27,478)	$656,864
The following table presents the activity in our credit loss allowance for HTM debt securities (amounts in thousands):

	CMBS	Preferred Interests	Infrastructure Bonds	Total HTM Credit Loss Allowance
Nine Months Ended September 30, 2022
Credit loss allowance at December 31, 2021	$3,140	$2,562	$2,908	$8,610
Credit loss (reversal) provision, net	(3,031)	(1,814)	163	(4,682)
Credit loss allowance at September 30, 2022	$109	$748	$3,071	$3,928

The table below summarizes the maturities of our HTM debt securities by type as of September 30, 2022 (amounts in thousands):

	CMBS	Preferred Interests	Infrastructure Bonds	Total
Less than one year	$314,060	$90,822	$—	$404,882
One to three years	25,323	29,126	—	54,449
Three to five years	217,497	—	37,881	255,378
Thereafter	—	—	28,847	28,847
Total	$556,880	$119,948	$66,728	$743,556

Equity Security, Fair Value
During 2012, we acquired 9,140,000 ordinary shares from a related-party in Starwood European Real Estate Finance Limited (“SEREF”), a debt fund that is externally managed by an affiliate of our Manager and is listed on the London Stock Exchange. The fair value of the investment remeasured in USD was $9.3 million and $11.6 million as of September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022, our shares represent an approximate 2% interest in SEREF.
6. Properties
Our properties are held within the following portfolios:
Medical Office Portfolio
The Medical Office Portfolio is comprised of 34 medical office buildings acquired during the year ended December 31, 2016. These properties, which collectively comprise 1.9 million square feet, are geographically dispersed throughout the U.S. and primarily affiliated with major hospitals or located on or adjacent to major hospital campuses. The Medical Office Portfolio includes total gross properties and lease intangibles of $764.8 million and debt of $595.9 million as of September 30, 2022.
Master Lease Portfolio
The Master Lease Portfolio is comprised of 16 retail properties geographically dispersed throughout the U.S., with more than 50% of the portfolio, by carrying value, located in Florida, Texas and Minnesota. These properties, which we acquired in September 2017, collectively comprise 1.9 million square feet and were leased back to the seller under corporate guaranteed master net lease agreements with initial terms of 24.6 years and periodic rent escalations. The Master Lease Portfolio includes total gross properties of $343.8 million and debt of $193.3 million as of September 30, 2022.
Investing and Servicing Segment Property Portfolio
The REIS Equity Portfolio is comprised of 11 commercial real estate properties and one equity interest in an unconsolidated commercial real estate property which were acquired from CMBS trusts during the previous six years. The REIS Equity Portfolio includes total gross properties and lease intangibles of $199.3 million and debt of $144.1 million as of September 30, 2022.
Commercial and Residential Lending Segment Property Portfolio
The Commercial and Residential Lending Segment Portfolio represents properties acquired through loan foreclosure or exercise of control over a mezzanine loan borrower’s pledged equity interests. This portfolio includes total gross properties and lease intangibles of $231.4 million and debt of $87.8 million as of September 30, 2022.
Woodstar Portfolios
Refer to Note 7 for a discussion of our Woodstar I and Woodstar II Portfolios which are not included in the table below.

The table below summarizes our properties held as of September 30, 2022 and December 31, 2021 (dollars in thousands):

	Depreciable Life	September 30, 2022	December 31, 2021
Property Segment
Land and land improvements	0 - 15 years	$175,856	$175,810
Buildings and building improvements	0 - 45 years	853,238	851,274
Furniture & fixtures	3 - 5 years	375	260
Investing and Servicing Segment
Land and land improvements	0 - 15 years	35,313	41,771
Buildings and building improvements	3 - 40 years	134,036	149,399
Furniture & fixtures	2 - 5 years	3,253	3,143
Commercial and Residential Lending Segment
Land and land improvements	N/A	33,680	9,691
Buildings and building improvements	0 - 24 years	77,938	12,408
Construction in progress	N/A	105,039	104,088
Properties, cost		1,418,728	1,347,844
Less: accumulated depreciation		(201,302)	(181,457)
Properties, net		$1,217,426	$1,166,387
______________________________________________________________________________________________________________________

During the three months ended September 30, 2022, we sold an operating property for $19.5 million. In connection with this sale, we recognized a total gain of $13.7 million within gain on sale of investments and other assets in our condensed consolidated statement of operations. During the nine months ended September 30, 2022, we sold two operating properties within the REIS Equity Portfolio for $54.0 million and recognized a total gain of $25.4 million within gain on sale of investments and other assets in our consolidated statement of operations, of which $0.6 million was attributable to non-controlling interests. During the nine months ended September 30, 2021, we sold an operating property within the REIS Equity Portfolio for $30.9 million and recognized a gain of $9.7 million within gain on sale of investments and other assets in our condensed consolidated statement of operations.

During the nine months ended September 30, 2022, we sold an operating property within the Commercial and Residential Lending Segment for $114.8 million and recognized a gain of $86.6 million within gain on sale of investments and other assets in our condensed consolidated statement of operations. During the nine months ended September 30, 2021, we sold an operating property within the Commercial and Residential Lending Segment for $31.2 million and recognized a gain of $17.7 million within gain on sale of investments and other assets in our condensed consolidated statement of operations. Refer to Note 3 for further discussion.

7. Investments of Consolidated Affordable Housing Fund
As discussed in Note 2, we established the Woodstar Fund effective November 5, 2021, an investment fund which holds our Woodstar multifamily affordable housing portfolios. The Woodstar portfolios consist of the following:

Woodstar I Portfolio
The Woodstar I Portfolio is comprised of 32 affordable housing communities with 8,948 units concentrated primarily in the Tampa, Orlando and West Palm Beach metropolitan areas. During the year ended December 31, 2015, we acquired 18 of the 32 affordable housing communities of the Woodstar I Portfolio, with the final 14 communities acquired during the year ended December 31, 2016. The Woodstar I Portfolio includes properties at fair value of $1.5 billion and debt at fair value of $710.6 million as of September 30, 2022.
Woodstar II Portfolio
The Woodstar II Portfolio is comprised of 27 affordable housing communities with 6,109 units concentrated primarily in Central and South Florida. We acquired eight of the 27 affordable housing communities in December 2017, with the final 19 communities acquired during the year ended December 31, 2018. The Woodstar II Portfolio includes properties at fair value of $1.3 billion and debt at fair value of $479.0 million as of September 30, 2022.
Income from the Woodstar Fund’s investments reflects the following components for the three and nine months ended September 30, 2022 (in thousands):

	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2022
Distributions from affordable housing fund investments	$7,112	$29,777
Unrealized change in fair value of investments (1)	110,415	628,956
Income from affordable housing fund investments	$117,527	$658,733
______________________________________________________________________________________________________________________
(1)The fair value of the Woodstar Fund’s investments are dependent upon the real estate and capital markets, which are cyclical in nature. Property and investment values are affected by, among other things, capitalization rates, the availability of capital, occupancy, rental rates and interest and inflation rates.

8. Investments in Unconsolidated Entities
The table below summarizes our investments in unconsolidated entities as of September 30, 2022 and December 31, 2021 (dollars in thousands):

	Participation / Ownership % (1)	Carrying value as of
		September 30, 2022	December 31, 2021
Equity method investments:
Equity interest in a natural gas power plant	10%	$28,886	$26,255
Investor entity which owns equity in an online real estate company	50%	5,365	5,206
Equity interest in and advances to a residential mortgage originator (2)	N/A	10,999	20,327
Various	25% - 50%	14,923	12,528
		60,173	64,316
Other equity investments:
Equity interest in a servicing and advisory business	2%	12,955	12,955
Investment funds which own equity in a loan servicer and other real estate assets (3)	4% - 6%	940	4,194
Investor entities which own equity interests in two entertainment and retail centers (4)	15%	7,320	7,320
Various	1% - 3%	1,776	1,312
		22,991	25,781
		$83,164	$90,097
______________________________________________________________________________________________________________________
(1)None of these investments are publicly traded and therefore quoted market prices are not available.
(2)Included a $4.5 million subordinated loan as of December 31, 2021, which was converted to an equity interest on July 1, 2022.
(3)During the nine months ended September 30, 2022, we received distributions of $7.3 million, of which $3.3 million were considered returns of capital which reduced the carrying value of two of our investments.
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
There were no differences between the carrying value of our equity method investments and the underlying equity in the net assets of the investees as of September 30, 2022.
During the three and nine months ended September 30, 2022, we did not become aware of (i) any observable price changes in our other equity investments accounted for under the fair value practicability election or (ii) any indicators of impairment.

9. Goodwill and Intangibles
Goodwill
Goodwill is tested for impairment annually in the fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
Infrastructure Lending Segment
The Infrastructure Lending Segment’s goodwill of $119.4 million at both September 30, 2022 and December 31, 2021 represents the excess of consideration transferred over the fair value of net assets acquired on September 19, 2018 and October 15, 2018. The goodwill recognized is attributable to value embedded in the acquired Infrastructure Lending Segment’s lending platform.
LNR Property LLC (“LNR”)
The Investing and Servicing Segment’s goodwill of $140.4 million at both September 30, 2022 and December 31, 2021 represents the excess of consideration transferred over the fair value of net assets of LNR acquired on April 19, 2013. The goodwill recognized is attributable to value embedded in LNR’s existing platform, which includes a network of commercial real estate asset managers, work-out specialists, underwriters and administrative support professionals as well as proprietary historical performance data on commercial real estate assets.
Intangible Assets
Servicing Rights Intangibles
In connection with the LNR acquisition, we identified domestic servicing rights that existed at the purchase date, based upon the expected future cash flows of the associated servicing contracts. As of September 30, 2022 and December 31, 2021, the balance of the domestic servicing intangible was net of $41.6 million and $42.1 million, respectively, which was eliminated in consolidation pursuant to ASC 810 against VIE assets in connection with our consolidation of securitization VIEs. Before VIE consolidation, as of September 30, 2022 and December 31, 2021, the domestic servicing intangible had a balance of $59.6 million and $58.9 million, respectively, which represents our economic interest in this asset.
Lease Intangibles
In connection with our acquisitions of commercial real estate, we recognized in-place lease intangible assets and favorable lease intangible assets associated with certain non-cancelable operating leases of the acquired properties.
The following table summarizes our intangible assets, which are comprised of servicing rights intangibles and lease intangibles, as of September 30, 2022 and December 31, 2021 (amounts in thousands):

	As of September 30, 2022			As of December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Domestic servicing rights, at fair value	$18,014	$—	$18,014	$16,780	$—	$16,780
In-place lease intangible assets	100,450	(62,442)	38,008	94,712	(62,721)	31,991
Favorable lease intangible assets	26,649	(9,575)	17,074	23,746	(8,953)	14,793
Total net intangible assets	$145,113	$(72,017)	$73,096	$135,238	$(71,674)	$63,564

The following table summarizes the activity within intangible assets for the nine months ended September 30, 2022 (amounts in thousands):

	Domestic Servicing Rights	In-place Lease Intangible Assets	Favorable Lease Intangible Assets	Total
Balance as of January 1, 2022	$16,780	$31,991	$14,793	$63,564
Acquisition (1)	—	11,910	3,520	15,430
Amortization	—	(5,327)	(1,197)	(6,524)
Impairment (2)	—	(43)	(4)	(47)
Sales	—	(523)	(38)	(561)
Changes in fair value due to changes in inputs and assumptions	1,234	—	—	1,234
Balance as of September 30, 2022	$18,014	$38,008	$17,074	$73,096
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
The following table sets forth the estimated aggregate amortization of our in-place lease intangible assets and favorable lease intangible assets for the next five years and thereafter (amounts in thousands):

2022 (remainder of)	$2,390
2023	8,629
2024	6,932
2025	5,827
2026	4,301
Thereafter	27,003
Total	$55,082

10. Secured Borrowings
Secured Financing Agreements
The following table is a summary of our secured financing agreements in place as of September 30, 2022 and December 31, 2021 (dollars in thousands):

											Outstanding Balance at
	Current Maturity		Extended Maturity (a)		Weighted Average Pricing		Pledged Asset Carrying Value		Maximum Facility Size		September 30, 2022		December 31, 2021
Repurchase Agreements:
Commercial Loans	Jun 2023 to Jun 2027	(b)	Sep 2025 to Dec 2030	(b)	Index + 2.09%	(c)	$10,854,556		$12,291,964	(d)	$7,971,502		$6,556,438
Residential Loans	May 2023 to Dec 2023		May 2023 to Dec 2024		Index + 2.10%		1,633,554		2,502,614		1,407,163		1,744,225
Infrastructure Loans	Sep 2024		Sep 2026		SOFR + 2.07%		379,346		650,000		316,737		379,095
Conduit Loans	Feb 2023 to Jun 2025		Feb 2024 to Jun 2026		SOFR + 2.28%		79,857		350,000		60,941		174,130
CMBS/RMBS	Jun 2023 to Apr 2032	(e)	Jun 2023 to Oct 2032	(e)	(f)		1,485,618		1,113,025		787,020	(g)	688,146
Total Repurchase Agreements							14,432,931		16,907,603		10,543,363		9,542,034
Other Secured Financing:
Borrowing Base Facility	Nov 2024		Oct 2026		SOFR + 2.11%		23,226		750,000	(h)	2,000		213,478
Commercial Financing Facilities	Dec 2023 to Aug 2025		Aug 2027 to Dec 2030		Index + 1.77%		348,619		445,295	(i)	271,918		167,476
Residential Financing Facility	Mar 2024		Mar 2027		SOFR + 2.45%		545,450		500,000		179,418		102,018
Infrastructure Financing Facilities	Jun 2025 to Oct 2025		Jun 2027 to Jul 2032		Index + 2.16%		1,002,010		1,550,000		790,995		855,646
Property Mortgages - Fixed rate	Nov 2024 to Sep 2029	(j)	N/A		4.48%		381,440		275,800		275,800		272,522
Property Mortgages - Variable rate	Nov 2022 to Mar 2025		N/A		(k)		767,293		733,750		730,315		712,493
Term Loan and Revolver	(l)		N/A		(l)		N/A	(l)	932,763		782,763		788,753
Total Other Secured Financing							3,068,038		5,187,608		3,033,209		3,112,386
							$17,500,969		$22,095,211		13,576,572		12,654,420
Unamortized net discount											(13,281)		(13,350)
Unamortized deferred financing costs											(67,389)		(64,220)
											$13,495,902		$12,576,850
______________________________________________________________________________________________________________________
(a)Subject to certain conditions as defined in the respective facility agreement.
(b)For certain facilities, borrowings collateralized by loans existing at maturity may remain outstanding until such loan collateral matures, subject to certain specified conditions.
(c)Certain facilities with an outstanding balance of $2.7 billion as of September 30, 2022 are indexed to EURIBOR, BBSY, SARON and SONIA. The remainder are indexed to USD LIBOR or SOFR.
(d)Certain facilities with an aggregate initial maximum facility size of $11.7 billion may be increased to $12.3 billion, subject to certain conditions. The $12.3 billion amount includes such upsizes.
(e)Certain facilities with an outstanding balance of $368.9 million as of September 30, 2022 carry a rolling 11-month or 12-month term which may reset monthly or quarterly with the lender’s consent. These facilities carry no maximum facility size.
(f)A facility with an outstanding balance of $263.9 million as of September 30, 2022 has a weighted average fixed annual interest rate of 3.27%. All other facilities are variable rate with a weighted average rate of Index + 1.96%.
(g)Includes: (i) $263.9 million outstanding on a repurchase facility that is not subject to margin calls; and (ii) $43.2 million outstanding on one of our repurchase facilities that represents the 49% pro rata share owed by a non-controlling partner in a consolidated joint venture (see Note 15).
(h)The maximum facility size as of September 30, 2022 of $650.0 million is scheduled to decline to $450.0 million as of December 31, 2022 and may be increased to $750.0 million, subject to certain conditions.
(i)Certain facilities with an aggregate initial maximum facility size of $345.3 million may be increased to $445.3 million, subject to certain conditions. The $445.3 million amount includes such upsizes.
(j)The weighted average maturity is 4.8 years as of September 30, 2022.
(k)Includes a $600.0 million first mortgage and mezzanine loan secured by our Medical Office Portfolio. This debt has a weighted average interest rate of LIBOR + 2.07% that we swapped to a fixed rate of 3.34%. The remainder have a weighted average rate of Index + 2.26%.

(l)Consists of: (i) a $782.8 million term loan facility that matures in July 2026, of which $388.0 million has an annual interest rate of LIBOR + 2.50% and $394.8 million has an annual interest rate of LIBOR + 3.25%, subject to a 0.75% LIBOR floor, and (ii) a $150.0 million revolving credit facility that matures in April 2026 with an annual interest rate of SOFR + 2.50%. These facilities are secured by the equity interests in certain of our subsidiaries which totaled $5.0 billion as of September 30, 2022.

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

During the nine months ended September 30, 2022, we entered into commercial credit facilities of $1.4 billion. In addition, we amended several commercial credit facilities resulting in an aggregate net upsize of $974.7 million.

Our secured financing agreements contain certain financial tests and covenants. As of September 30, 2022, we were in compliance with all such covenants.

We seek to mitigate risks associated with our repurchase agreements by managing risk related to the credit quality of our assets, interest rates, liquidity, prepayment speeds and market value. The margin call provisions under the majority of our repurchase facilities, consisting of 71% of these agreements, do not permit valuation adjustments based on capital market events and are limited to collateral-specific credit marks generally determined on a commercially reasonable basis. To monitor credit risk associated with the performance and value of our loans and investments, our asset management team regularly reviews our investment portfolios and is in regular contact with our borrowers, monitoring performance of the collateral and enforcing our rights as necessary. For the 29% of repurchase agreements which do permit valuation adjustments based on capital market events, approximately 7% of these pertain to our loans held-for-sale, for which we manage credit risk through the purchase of credit instruments. We further seek to manage risks associated with our repurchase agreements by matching the maturities and interest rate characteristics of our loans with the related repurchase agreement.
For the three and nine months ended September 30, 2022, approximately $9.5 million and $28.3 million, respectively, of amortization of deferred financing costs from secured financing agreements was included in interest expense on our condensed consolidated statements of operations. For the three and nine months ended September 30, 2021, approximately $8.6 million and $26.9 million, respectively, of amortization of deferred financing costs from secured financing agreements was included in interest expense on our condensed consolidated statements of operations.

As of September 30, 2022, Morgan Stanley Bank, N.A. held collateral sold under certain of our repurchase agreements with carrying values that exceeded the respective repurchase obligations by $694.6 million. The weighted average extended maturity of those repurchase agreements is 3.8 years.

Collateralized Loan Obligations and Single Asset Securitization

Commercial and Residential Lending Segment

In February 2022, we refinanced a pool of our commercial loans held-for-investment through a CLO, STWD 2022-FL3. On the closing date, the CLO issued $1.0 billion of notes and preferred shares, of which $842.5 million of notes were purchased by third party investors. We retained $82.5 million of notes along with preferred shares with a liquidation preference of $75.0 million. The CLO contains a reinvestment feature that, subject to certain eligibility criteria, allows us to contribute new loans or participation interests in loans to the CLO for a period of two years. During the three and nine months ended September 30, 2022, we utilized the reinvestment feature, contributing $72.0 million of additional interests into the CLO.

In July 2021, we contributed into a single asset securitization, STWD 2021-HTS, a previously originated $230.0 million first mortgage and mezzanine loan on a portfolio of 41 extended stay hotels with $210.1 million of third party financing.

In May 2021, we refinanced a pool of our commercial loans held-for-investment through a CLO, STWD 2021-FL2. On the closing date, the CLO issued $1.3 billion of notes and preferred shares, of which $1.1 billion of notes was purchased by third party investors. We retained $70.1 million of notes, along with preferred shares with a liquidation preference of $127.5 million. The CLO contains a reinvestment feature that, subject to certain eligibility criteria, allows us to contribute new loans or participation interests in loans to the CLO in exchange for cash. During the nine months ended September 30, 2022, we utilized the reinvestment feature, contributing $241.2 million of additional interests into the CLO.

In August 2019, we refinanced a pool of our commercial loans held-for-investment through a CLO, STWD 2019-FL1. On the closing date, the CLO issued $1.1 billion of notes and preferred shares, of which $936.4 million of notes was purchased by third party investors. We retained $86.6 million of notes, along with preferred shares with a liquidation preference of $77.0 million. The CLO contains a reinvestment feature that, subject to certain eligibility criteria, allows us to contribute new loans or participation interests in loans to the CLO in exchange for cash. During the nine months ended September 30, 2022, the reinvestment period expired, and we repaid CLO debt in the amount of $180.9 million.

Infrastructure Lending Segment

In January 2022, we refinanced a pool of our infrastructure loans held-for-investment through a CLO, STWD 2021-SIF2. On the closing date, the CLO issued $500.0 million of notes and preferred shares, of which $410.0 million of notes were purchased by third party investors. We retained preferred shares with a liquidation preference of $90.0 million. The CLO contains a reinvestment feature that, subject to certain eligibility criteria, allows us to contribute new loans or participation interests in loans to the CLO for a period of three years. During the nine months ended September 30, 2022, we utilized the reinvestment feature, contributing $101.4 million of additional interests into the CLO.

In April 2021, we refinanced a pool of our infrastructure loans held-for-investment through a CLO, STWD 2021-SIF1. On the closing date, the CLO issued $500.0 million of notes and preferred shares, of which $410.0 million of notes were purchased by third party investors. We retained preferred shares with a liquidation preference of $90.0 million. The CLO contains a reinvestment feature that, subject to certain eligibility criteria, allows us to contribute new loans or participation interests in loans to the CLO in exchange for cash. During the nine months ended September 30, 2022, we utilized the reinvestment feature, contributing $76.3 million of additional interests into the CLO.

The following table is a summary of our CLOs and our SASB as of September 30, 2022 and December 31, 2021 (amounts in thousands):

September 30, 2022	Count	Face Amount	Carrying Value	Weighted Average Spread		Maturity
STWD 2022-FL3
Collateral assets	46	$992,000	$1,010,268	Index + 3.55%	(a)	February 2026	(b)
Financing	1	842,500	843,028	SOFR + 1.91%	(c)	November 2038	(d)
STWD 2021-HTS
Collateral assets	1	230,000	230,923	LIBOR + 3.84%	(a)	April 2026	(b)
Financing	1	210,091	208,735	LIBOR + 2.69%	(c)	April 2034	(d)
STWD 2021-FL2
Collateral assets	26	1,276,650	1,282,627	Index + 4.11%	(a)	May 2025	(b)
Financing	1	1,077,375	1,071,725	LIBOR + 1.78%	(c)	April 2038	(d)
STWD 2019-FL1
Collateral assets	16	919,107	921,634	Index + 3.76%	(a)	December 2024	(b)
Financing	1	755,482	754,079	SOFR + 1.65%	(c)	July 2038	(d)
STWD 2021-SIF2
Collateral assets	31	492,805	508,186	Index + 3.72%	(a)	March 2027	(b)
Financing	1	410,000	407,034	SOFR + 2.11%	(c)	January 2033	(d)
STWD 2021-SIF1
Collateral assets	31	493,066	508,667	Index + 3.73%	(a)	September 2026	(b)
Financing	1	410,000	406,395	LIBOR + 2.15%	(c)	April 2032	(d)
Total
Collateral assets		$4,403,628	$4,462,305
Financing		$3,705,448	$3,690,996

December 31, 2021	Count	Face Amount	Carrying Value	Weighted Average Spread		Maturity
STWD 2021-HTS
Collateral assets	1	$230,000	$230,587	LIBOR + 4.12%	(a)	April 2026	(b)
Financing	1	210,091	208,057	LIBOR + 2.48%	(c)	April 2034	(d)
STWD 2021-FL2
Collateral assets	25	1,272,133	1,279,678	LIBOR + 4.22%	(a)	February 2025	(b)
Financing	1	1,077,375	1,069,691	LIBOR + 1.78%	(c)	April 2038	(d)
STWD 2019-FL1
Collateral assets	24	1,092,887	1,103,513	LIBOR + 4.19%	(a)	November 2024	(b)
Financing	1	936,375	933,049	SOFR + 1.63%	(c)	July 2038	(d)
STWD 2021-SIF1
Collateral assets	31	491,299	506,666	LIBOR + 3.91%	(a)	March 2026	(b)
Financing	1	410,000	405,319	LIBOR + 2.15%	(c)	April 2032	(d)
Total
Collateral assets		$3,086,319	$3,120,444
Financing		$2,633,841	$2,616,116
______________________________________________________________________________________________________________________________
(a)Represents the weighted-average coupon earned on variable rate loans during the respective year-to-date period. Of the loans financed by the STWD 2021-FL2 CLO as of September 30, 2022, 7% earned fixed-rate weighted average interest of 7.42%. Of the investments financed by the STWD 2021-SIF2 CLO as of September 30, 2022, 5% earned fixed-rate weighted average interest of 7.75%. Of the investments financed by the STWD 2021-SIF1 CLO as of September 30, 2022, 3% earned fixed-rate weighted average interest of 6.01%.
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
We incurred $37.9 million of issuance costs in connection with the CLOs and SASB, which are amortized on an effective yield basis over the estimated life of the CLOs and SASB. For the three and nine months ended September 30, 2022, approximately $2.7 million and $7.8 million, respectively, of amortization of deferred financing costs was included in interest expense on our condensed consolidated statements of operations. For the three and nine months ended September 30, 2021, approximately $1.8 million and $3.9 million, respectively, of amortization of deferred financing costs was included in interest expense on our condensed consolidated statements of operations. As of September 30, 2022 and December 31, 2021, our unamortized issuance costs were $21.0 million and $17.7 million, respectively.
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

	Repurchase Agreements	Other Secured Financing	CLOs and SASB (a)	Total
2022 (remainder of)	$267,383	$7,646	$106,346	$381,375
2023	2,095,210	730,849	675,675	3,501,734
2024	1,041,311	124,602	432,055	1,597,968
2025	1,960,316	274,879	741,493	2,976,688
2026	2,832,539	995,455	1,588,716	5,416,710
Thereafter	2,346,604	899,778	161,163	3,407,545
Total	$10,543,363	$3,033,209	$3,705,448	$17,282,020
______________________________________________________________________________________________________________________
(a)For the CLOs, the above does not assume utilization of their reinvestment features. The SASB does not have a reinvestment feature.
11. Unsecured Senior Notes
The following table is a summary of our unsecured senior notes outstanding as of September 30, 2022 and December 31, 2021 (dollars in thousands):

	Coupon Rate		Effective Rate (1)	Maturity Date	Remaining Period of Amortization	Carrying Value at
						September 30, 2022	December 31, 2021
2023 Senior Notes	5.50%		5.71%	11/1/2023	1.1 years	300,000	300,000
2023 Convertible Notes	4.38%		4.57%	4/1/2023	0.5 years	250,000	250,000
2024 Senior Notes	3.75%		3.94%	12/31/2024	2.3 years	400,000	400,000
2025 Senior Notes	4.75%	(2)	5.04%	3/15/2025	2.5 years	500,000	500,000
2026 Senior Notes	3.63%		3.77%	7/15/2026	3.8 years	400,000	400,000
2027 Senior Notes	4.38%	(3)	4.49%	1/15/2027	4.3 years	500,000	—
Total principal amount						2,350,000	1,850,000
Unamortized discount—Convertible Notes						(235)	(578)
Unamortized discount—Senior Notes						(9,954)	(10,067)
Unamortized deferred financing costs						(12,823)	(10,765)
Total carrying amount						$2,326,988	$1,828,590
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

Our unsecured senior notes contain certain financial tests and covenants. As of September 30, 2022, we were in compliance with all such covenants.
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
Convertible Senior Notes
On March 29, 2017, we issued $250.0 million of 4.375% Convertible Senior Notes due 2023 (the “2023 Convertible Notes”) which remain outstanding at September 30, 2022 and mature on April 1, 2023.
We recognized interest expense of $2.9 million and $8.7 million, respectively, during the three and nine months ended September 30, 2022 and 2021 from our Convertible Notes.
The following table details the conversion attributes of our Convertible Notes outstanding as of September 30, 2022 (amounts in thousands, except rates):

	September 30, 2022
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
(2)As of September 30, 2022, the market price of the Company’s common stock was $18.22.
The if-converted value of the 2023 Convertible Notes was less than their principal amount by $74.2 million at September 30, 2022 as the closing market price of the Company’s common stock of $18.22 was less than the implicit conversion price of $25.91 per share. The if-converted value of the principal amount of the 2023 Convertible Notes was $175.8 million as of September 30, 2022. As of September 30, 2022, the net carrying amount and fair value of the 2023 Convertible Notes was $249.7 million and $245.0 million, respectively.
Upon conversion of the 2023 Convertible Notes, settlement may be made in common stock, cash or a combination of both, at the option of the Company.
Conditions for Conversion
Prior to October 1, 2022, the 2023 Convertible Notes did not satisfy any of the specified conditions for conversion. On or after October 1, 2022, holders of the 2023 Convertible Notes may convert each of their notes at the applicable conversion rate at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date.

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
The following summarizes the face amount and proceeds of commercial and residential loans securitized for the three and nine months ended September 30, 2022 and 2021 (amounts in thousands):

	Commercial Loans		Residential Loans
	Face Amount	Proceeds	Face Amount	Proceeds
For the Three Months Ended September 30,
2022	$33,000	$30,957	$—	$—
2021	349,225	364,287	469,663	491,901
For the Nine Months Ended September 30,
2022	$1,038,889	$1,022,754	$1,905,829	$1,913,459
2021	738,866	775,374	1,417,641	1,465,576
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

	Loan Transfers Accounted for as Sales
	Commercial Loans		Residential Loans
For the Three Months Ended September 30,	Face amount (1)	Proceeds (1)	Face Amount (2)	Proceeds (2)
2022	$63,656	$64,539	$1,152	$1,141
2021	35,700	35,356	—	—
For the Nine Months Ended September 30,
2022	$70,636	$71,008	$1,057,013	$1,056,683
2021	268,370	264,846	89,801	92,817
______________________________________________________________________________________________________________________
(1)During the three and nine months ended September 30, 2022, we sold $63.7 million of whole loan interests for proceeds of $64.5 million. During the nine months ended September 30, 2022, we also sold $7.0 million of senior interests in a first mortgage loan for proceeds of $6.5 million. During the three months ended September 30, 2021, we sold $35.7 million of senior interests in first mortgage loans for proceeds of $35.4 million. During the nine months ended September 30, 2021, we sold $245.8 million of senior interests in first mortgage loans and $22.6 million of whole loan interests for proceeds of $243.3 million and $21.5 million, respectively.
(2)In February 2022, we sold $745.0 million of agency-eligible residential loans at face amount which was subject to a post-closing contingent sales price adjustment based on the gain or loss to the purchaser/securitization underwriter, less underwriting costs, if those loans were sold into a future securitization. Given spread widening which occurred in the residential markets since the initial sale, in lieu of the buyer executing a securitization or sale of the loans, we entered into a forward settlement agreement to acquire the remaining balance of these loans at par in June 2022. The loan purchase was subject to a financing contingency, whereby the seller was to provide us financing under a mutually agreed repurchase agreement within 120 days. If such mutually agreed financing was not completed, we would not be obligated to complete the forward settlement, and the previous post-closing contingency referenced above would have been reinstated. In October 2022, the seller provided us financing under a mutually agreed repurchase agreement and the forward settlement was completed. As of September 30, 2022, we estimated the amount of the future securitization contingency to be $88.4 million based on the fair market value of the loans at this date. As a result, we recorded a contingency loss of $55.7 million and $88.4 million within other loss, net in the condensed consolidated statements of operations for the three and nine months ended September 30, 2022, respectively.

During the three and nine months ended September 30, 2022, losses recognized by the Commercial and Residential Lending Segment on sales of commercial loans were $0.3 million and $0.1 million, respectively. During the nine months ended September 30, 2021, losses recognized by the Commercial and Residential Lending Segment on sales of commercial loans were $1.1 million. During the three months ended September 30, 2021, losses recognized by the Commercial and Residential Lending Segment on sales of commercial loans were not material.
Infrastructure Loan Sales
There were no sales of loans by the Infrastructure Lending Segment during the three and nine months ended September 30, 2022. During the nine months ended September 30, 2021, the Infrastructure Lending Segment sold loans held-for-sale with an aggregate face amount of $2.5 million, for proceeds of $2.5 million, recognizing immaterial gains. There were no sales of loans by the Infrastructure Lending Segment during the three months ended September 30, 2021.
13. Derivatives and Hedging Activity
Risk Management Objective of Using Derivatives
We are exposed to certain risks arising from both our business operations and economic conditions. Refer to Note 14 to the consolidated financial statements included in our Form 10-K for further discussion of our risk management objectives and policies.
Designated Hedges
The Company does not generally elect to apply the hedge accounting designation to its hedging instruments. As of September 30, 2022 and December 31, 2021, the Company did not have any designated hedges.
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

The following table summarizes our non-designated derivatives as of September 30, 2022 (notional amounts in thousands):

Type of Derivative	Number of Contracts	Aggregate Notional Amount	Notional Currency	Maturity
Fx contracts – Buy Euros ("EUR")	17	65,538	EUR	October 2022 - June 2023
Fx contracts – Buy Pounds Sterling ("GBP")	6	46,517	GBP	October 2022 - October 2024
Fx contracts – Buy Australian dollar ("AUD")	3	5,008	AUD	October 2022 - August 2023
Fx contracts – Sell EUR	226	655,523	EUR	October 2022 - April 2026
Fx contracts – Sell GBP	208	621,465	GBP	October 2022 - April 2027
Fx contracts – Sell AUD	94	672,142	AUD	October 2022 - January 2026
Fx contracts – Sell Swiss Franc ("CHF")	27	15,128	CHF	October 2022 - November 2025
Interest rate swaps – Paying fixed rates	40	3,505,347	USD	April 2024 - June 2032
Interest rate swaps – Receiving fixed rates	2	970,000	USD	March 2025 - January 2027
Interest rate caps	6	758,000	USD	November 2022 - April 2025
Interest rate caps	1	61,000	GBP	April 2024
Credit instruments	3	49,000	USD	September 2058 - August 2061
Interest rate swap guarantees	4	267,162	USD	October 2022 - June 2025
Total	637
The table below presents the fair value of our derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021 (amounts in thousands):

	Fair Value of Derivatives in an Asset Position (1) as of		Fair Value of Derivatives in a Liability Position (2) as of
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Interest rate contracts	$7,888	$17,728	$73,600	$16
Interest rate swap guarantees	—	—	—	260
Foreign exchange contracts	242,398	30,478	9,166	12,870
Credit instruments	885	10	—	275
Total derivatives	$251,171	$48,216	$82,766	$13,421
___________________________________________________
(1)Classified as derivative assets in our condensed consolidated balance sheets.
(2)Classified as derivative liabilities in our condensed consolidated balance sheets.
The table below presents the effect of our derivative financial instruments on the condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021 (amounts in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income for the Three Months Ended September 30,		Amount of Gain (Loss) Recognized in Income for the Nine Months Ended September 30,
		2022	2021	2022	2021
Interest rate contracts	Gain (loss) on derivative financial instruments	$78,508	$7,993	$218,698	$20,808
Interest rate swap guarantees	Gain (loss) on derivative financial instruments	—	(65)	260	431
Foreign exchange contracts	Gain (loss) on derivative financial instruments	127,358	33,796	242,042	44,857
Credit instruments	Gain (loss) on derivative financial instruments	204	88	921	(304)
		$206,070	$41,812	$461,921	$65,792

14. Offsetting Assets and Liabilities
The following tables present the potential effects of netting arrangements on our financial position for financial assets and liabilities within the scope of ASC 210-20, Balance Sheet—Offsetting, which for us are derivative assets and liabilities as well as repurchase agreement liabilities (amounts in thousands):

		(ii) Gross Amounts Offset in the Statement of Financial Position	(iii) = (i) - (ii) Net Amounts Presented in the Statement of Financial Position	(iv) Gross Amounts Not Offset in the Statement of Financial Position
	(i) Gross Amounts Recognized			Financial Instruments	Cash Collateral Received / Pledged	(v) = (iii) - (iv) Net Amount
As of September 30, 2022
Derivative assets	$251,171	$—	$251,171	$82,766	$52,317	$116,088
Derivative liabilities	$82,766	$—	$82,766	$82,766	$—	$—
Repurchase agreements	10,543,363	—	10,543,363	10,543,363	—	—
	$10,626,129	$—	$10,626,129	$10,626,129	$—	$—
As of December 31, 2021
Derivative assets	$48,216	$—	$48,216	$12,870	$21,290	$14,056
Derivative liabilities	$13,421	$—	$13,421	$12,870	$291	$260
Repurchase agreements	9,542,034	—	9,542,034	9,542,034	—	—
	$9,555,455	$—	$9,555,455	$9,554,904	$291	$260
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

The following table details the assets and liabilities of our consolidated CLOs and SASB as of September 30, 2022 and December 31, 2021 (amounts in thousands):

	September 30, 2022	December 31, 2021
Assets:
Cash and cash equivalents	$39,924	$15,297
Loans held-for-investment	4,369,537	3,073,572
Investment securities	36,934	11,426
Accrued interest receivable	15,848	8,936
Other assets	62	11,213
Total Assets	$4,462,305	$3,120,444
Liabilities
Accounts payable, accrued expenses and other liabilities	$13,153	$3,335
Collateralized loan obligations and single asset securitization, net	3,690,996	2,616,116
Total Liabilities	$3,704,149	$2,619,451
Assets held by the CLOs and SASB are restricted and can be used only to settle obligations of the CLOs and SASB, including the subordinate interests owned by us. The liabilities of the CLOs and SASB are non-recourse to us and can only be satisfied from the assets of the CLOs and SASB.
We also hold controlling interests in other non-securitization entities that are considered VIEs. The Woodstar Fund, Woodstar Feeder Fund, L.P. and one of the Woodstar Fund’s indirect investees, SPT Dolphin Intermediate LLC (“SPT Dolphin”), the entity which holds the Woodstar II Portfolio, are each VIEs because the third party interest holders do not carry kick-out rights or substantive participating rights. We were deemed to be the primary beneficiary of those VIEs because we possess both the power to direct the activities of the VIEs that most significantly impact their economic performance and a significant economic interest in each entity. The Woodstar Fund had total assets of $1.7 billion, including its indirect investment in SPT Dolphin, and no significant liabilities as of September 30, 2022. As of September 30, 2022, Woodstar Feeder Fund, L.P. and its consolidated subsidiary which is also considered a VIE, Woodstar Feeder REIT, LLC, had a $0.5 billion investment in the Woodstar Fund, had no significant liabilities and had temporary equity of $0.3 billion consisting of the contingently redeemable non-controlling interests of the third party investors (see Note 17).
We also hold a 51% controlling interest in a joint venture (the “CMBS JV”) within our Investing and Servicing Segment, which is considered a VIE because the third party interest holder does not carry kick-out rights or substantive participating rights. We are deemed the primary beneficiary of the CMBS JV. This VIE had total assets of $369.5 million and liabilities of $89.0 million as of September 30, 2022. Refer to Note 17 for further discussion.
In addition to the above non-securitization entities, we have smaller VIEs with total assets of $76.6 million and liabilities of $34.4 million as of September 30, 2022.
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
As noted above, we are not obligated to provide, nor have we provided, any financial support for any of our securitization VIEs, whether or not we are deemed to be the primary beneficiary. As such, the risk associated with our involvement in these VIEs is limited to the carrying value of our investment in the entity. As of September 30, 2022, our maximum risk of loss related to securitization VIEs in which we were not the primary beneficiary was $20.7 million on a fair value basis.
As of September 30, 2022, the securitization VIEs which we do not consolidate had debt obligations to beneficial interest holders with unpaid principal balances, excluding the notional value of interest-only securities, of $4.7 billion. The corresponding assets are comprised primarily of commercial mortgage loans with unpaid principal balances corresponding to the amounts of the outstanding debt obligations.
We also hold passive non-controlling interests in certain unconsolidated entities that are considered VIEs. We are not the primary beneficiaries of these VIEs as we do not possess the power to direct the activities of the VIEs that most significantly impact their economic performance and therefore report our interests, which totaled $11.9 million as of September 30, 2022, within investments in unconsolidated entities on our consolidated balance sheet. Our maximum risk of loss is limited to our carrying value of the investments.
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
Base Management Fee. For the three months ended September 30, 2022 and 2021, approximately $21.7 million and $19.2 million, respectively, was incurred for base management fees. For the nine months ended September 30, 2022 and 2021, approximately $64.9 million and $57.5 million, respectively, was incurred for base management fees. As of September 30, 2022 and December 31, 2021, there were $21.7 million and $20.3 million, respectively, of unpaid base management fees included in related-party payable in our condensed consolidated balance sheets.
Incentive Fee. For the three months ended September 30, 2022 and 2021, approximately $0.9 million and $1.0 million, respectively, was incurred for incentive fees. For the nine months ended September 30, 2022 and 2021, approximately $35.1 million and $19.1 million, respectively, was incurred for incentive fees. As of September 30, 2022 and December 31, 2021, there were $0.9 million and $51.2 million of unpaid incentive fees included in related-party payable in our condensed consolidated balance sheets.
Expense Reimbursement. For the three months ended September 30, 2022 and 2021, approximately $2.8 million and $1.8 million, respectively, was incurred for executive compensation and other reimbursable expenses and recognized within general and administrative expenses in our condensed consolidated statements of operations. For the nine months ended September 30, 2022 and 2021, approximately $6.4 million and $4.8 million, respectively, was incurred for executive compensation and other reimbursable expenses. As of September 30, 2022 and December 31, 2021, there were $3.5 million and $4.9 million, respectively, of unpaid reimbursable executive compensation and other expenses included in related-party payable in our condensed consolidated balance sheets.
Equity Awards. In certain instances, we issue RSAs to certain employees of affiliates of our Manager who perform services for us. During the nine months ended September 30, 2022 and 2021, we granted 200,972 and 981,951 RSAs, respectively, at a grant date fair value of $4.8 million and $19.6 million, respectively. There were no RSAs granted during the three months ended September 30, 2022 and 2021. Expenses related to the vesting of awards to employees of affiliates of our Manager were $1.9 million and $2.2 million during the three months ended September 30, 2022 and 2021, respectively, and are reflected in general and administrative expenses in our condensed consolidated statements of operations. Expenses related to the vesting of awards to employees of affiliates of our Manager were $6.8 million and $6.7 million during the nine months ended September 30, 2022 and 2021, respectively. These shares generally vest over a three-year period. Compensation expense related to the Starwood Property Trust, Inc. Employee Stock Purchase Plan (refer to Note 17) for employees of affiliates of our Manager were not material during the three and nine months ended September 30, 2022, and are reflected in general and administrative expenses in our condensed consolidated statements of operations.

Manager Equity Plan
In April 2022, the Company’s shareholders approved the Starwood Property Trust, Inc. 2022 Manager Equity Plan (the “2022 Manager Equity Plan”) which replaces the Starwood Property Trust, Inc. 2017 Manager Equity Plan (the “2017 Manager Equity Plan”). In November 2020, we granted 1,800,000 RSUs to our Manager under the 2017 Manager Equity Plan. In September 2019, we granted 1,200,000 RSUs to our Manager under the 2017 Manager Equity Plan. In April 2018, we granted 775,000 RSUs to our Manager under the 2017 Manager Equity Plan. In connection with these grants and prior similar grants, we recognized share-based compensation expense of $4.5 million within management fees in our condensed consolidated statements of operations for both the three months ended September 30, 2022 and 2021. For the nine months ended September 30, 2022 and 2021, we recognized $13.5 million and $14.9 million, respectively, related to these awards. Refer to Note 17 for further discussion.
Investments in Loans and Securities
In March 2022, we originated a new loan on the development and recapitalization of luxury rental cabins with a total commitment of $200.0 million, of which $120.4 million was outstanding as of September 30, 2022. The loan bears interest at SOFR + 6.50% plus fees and has a term of 24 months with three one-year extension options. The proceeds were partially used to repay an existing $99.0 million first mortgage loan that we originated in February 2020. Certain members of our executive team and board of directors own equity interests in the borrower.
During the three and nine months ended September 30, 2022, the Company acquired $118.9 million and $1.1 billion, respectively, of loans from a residential mortgage originator in which it holds an equity interest. Additionally, as of September 30, 2022, the Company had outstanding residential mortgage loan purchase commitments of $51.6 million to this residential mortgage originator. Refer to Note 8 for further discussion. During the nine months ended September 30, 2022, the Company received proceeds of $4.4 million from the sale of loans to the residential mortgage originator. No proceeds were received from the sale of loans to the residential mortgage originator during the three months ended September 30, 2022.
Lease Arrangements
In March 2020, we entered into an office lease agreement with an entity which is controlled by our Chairman and CEO through majority equity ownership of the entity. The leased premises serve as our new Miami Beach office following the expiration of our former lease in Miami Beach. The lease, as amended in September 2022, is for 64,424 square feet of office space, commenced July 1, 2022 and has an initial term of 15 years from the monthly lease payment commencement date of November 1, 2022. The lease payments are based on an annual base rate of $52.00 per square foot that increases by 3% each anniversary following commencement, plus our pro rata share of building operating expenses. Prior to the execution of this lease, we engaged an independent third party leasing firm and external counsel to advise the independent directors of our board of directors on market terms for the lease.  The terms of the lease and subsequent amendment were approved by our independent directors. In April 2020, we provided a $1.9 million cash security deposit to the landlord. During the three and nine months ended September 30, 2022, we made payments to the landlord of $1.0 million and $2.9 million, respectively, for reimbursements relating to tenant improvements under the terms of the lease. During the three and nine months ended September 30, 2022, we recognized $1.0 million of rent expense with respect to this lease within general and administrative expenses in our condensed consolidated statements of operations. Upon the July 1, 2022 commencement of the lease, we recorded a $29.8 million right-of-use asset and corresponding lease liability within “Other assets” and “Accounts payable, accrued expenses and other liabilities,” respectively, on our condensed consolidated balance sheet representing the present value of the minimum required lease payments over the term of the lease.
Other Related-Party Arrangements
Highmark Residential (“Highmark”), an affiliate of our Manager, provides property management services for properties within our Woodstar I and Woodstar II Portfolios. Fees paid to Highmark are calculated as a percentage of gross receipts and are at market terms. During the three months ended September 30, 2022 and 2021, property management fees to Highmark of $1.4 million and $1.3 million, respectively, were recognized within our Woodstar Portfolios. During the nine months ended September 30, 2022 and 2021, property management fees to Highmark were $4.1 million and $2.8 million, respectively.

Refer to Note 17 to the consolidated financial statements included in our Form 10-K for further discussion of related-party agreements.

17. Stockholders’ Equity and Non-Controlling Interests
During the nine months ended September 30, 2022, our board of directors declared the following dividends:

Declaration Date	Record Date	Ex-Dividend Date	Payment Date	Amount	Frequency
9/16/22	9/30/22	9/29/22	10/14/22	$0.48	Quarterly
6/15/22	6/30/22	6/29/22	7/15/22	0.48	Quarterly
3/14/22	3/31/22	3/30/22	4/15/22	0.48	Quarterly
ATM Agreement
In May 2022, we entered into a Starwood Property Trust, Inc. Common Stock Sales Agreement (the “ATM Agreement”) with a syndicate of financial institutions to sell shares of the Company’s common stock of up to $500.0 million from time to time, through an “at the market” equity offering program. Sales of shares under the ATM Agreement are made by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale or at negotiated prices. The ATM Agreement replaces a similar agreement previously entered into in May 2014 with Merrill Lynch, Pierce, Fenner and Smith Incorporated. During the nine months ended September 30, 2022, we issued 1,415,564 shares of common stock under our ATM Agreement for gross proceeds of $33.3 million at an average share price of $23.54 and paid related commission costs of $0.7 million. There were no shares issued under the ATM Agreement during the three months ended September 30, 2022. During the three and nine months ended September 30, 2021, there were no shares issued under our previous ATM agreement.
Dividend Reinvestment and Direct Stock Purchase Plan
During the nine months ended September 30, 2022 and 2021, shares issued under the Starwood Property Trust, Inc. Dividend Reinvestment and Direct Stock Purchase Plan (the “DRIP Plan”) were not material.
Employee Stock Purchase Plan
In April 2022, the Company’s shareholders approved the Starwood Property Trust, Inc. Employee Stock Purchase Plan (the “ESPP”) which allows eligible employees to purchase common stock of the Company at a discounted purchase price. The discounted purchase price of a share of the Company's common stock is 85% of the fair market value (closing market price) at the lower of the beginning or the end of the quarterly offering period. Participants may purchase shares not exceeding an aggregate fair market value of $25,000 in any calendar year. The maximum aggregate number of shares subject to issuance in accordance with the ESPP is 2,000,000 shares.
During the three and nine months ended September 30, 2022, 34,625 shares of common stock were purchased by participants at a discounted purchase price of $18.04 per share. The Company recognized $0.1 million of compensation expense related to its ESPP during such periods based on the estimated fair value of the discounted purchase options granted to the participants as of the beginning of the quarterly offering period determined using the Black-Scholes option pricing model.
As of September 30, 2022, there were 2.0 million shares of common stock available for future issuance through the ESPP.

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

The table below summarizes our share awards granted or vested under the 2017 Manager Equity Plan (none under the 2022 Manager Equity Plan) during the nine months ended September 30, 2022 and 2021 (dollar amounts in thousands):

Grant Date	Type	Amount Granted	Grant Date Fair Value	Vesting Period
November 2020	RSU	1,800,000	$30,078	3 years
September 2019	RSU	1,200,000	29,484	(1)
April 2018	RSU	775,000	16,329	3 years
______________________________________________________________________________________________________________________
(1)Of the amount granted, 218,898 vested immediately on the grant date and the remaining amount vests over a three-year period.
Schedule of Non-Vested Shares and Share Equivalents (1)

	2022 Equity Plan	2022 Manager Equity Plan	Total	Weighted Average Grant Date Fair Value (per share)
Balance as of January 1, 2022	2,406,730	1,295,277	3,702,007	$18.90
Granted	829,805	—	829,805	23.54
Vested	(646,771)	(695,277)	(1,342,048)	18.55
Forfeited	(69,268)	—	(69,268)	19.49
Balance as of September 30, 2022	2,520,496	600,000	3,120,496	20.27
(1)    Equity-based award activity for awards granted under the 2017 Equity Plan is reflected within the 2022 Equity Plan column, and for awards granted under the 2017 Manager Equity Plan, within the 2022 Manager Equity Plan column.
As of September 30, 2022, there were 18.7 million shares of common stock available for future grants under the 2022 Manager Equity Plan and the 2022 Equity Plan.
Non-Controlling Interests in Consolidated Subsidiaries
As discussed in Note 2, on November 5, 2021 we sold a 20.6% non-controlling interest in the Woodstar Fund to third party investors for net cash proceeds of $214.2 million. Under the Woodstar Fund operating agreement, such interests are contingently redeemable by us, at the option of the interest holder, for cash at liquidation fair value if any assets remain upon termination of the Woodstar Fund. The Woodstar Fund operating agreement specifies an eight-year term with two one-year extension options, the first at our option and the second subject to consent of an advisory committee representing the non-controlling interest holders. Accordingly, these contingently redeemable non-controlling interests have been classified as “Temporary Equity” in our condensed consolidated balance sheets and represent the fair value of the Woodstar Fund’s net assets allocable to those interests. During the three and nine months ended September 30, 2022, net income attributable to these non-controlling interests was $23.8 million and $134.3 million, respectively.
In connection with our Woodstar II Portfolio acquisitions, we issued 10.2 million Class A Units in our subsidiary, SPT Dolphin, and rights to receive an additional 1.9 million Class A Units if certain contingent events occur. As of September 30, 2022, all of the 1.9 million contingent Class A Units were issued. The Class A Units are redeemable for consideration equal to the current share price of the Company’s common stock on a one-for-one basis, with the consideration paid in either cash or the Company’s common stock, at the determination of the Company. There were 9.8 million Class A Units outstanding as of September 30, 2022. The outstanding Class A Units are reflected as non-controlling interests in consolidated subsidiaries on our consolidated balance sheets, the balance of which was $208.5 million as of September 30, 2022 and December 31, 2021.
To the extent SPT Dolphin has sufficient cash available, the Class A Units earn a preferred return indexed to the dividend rate of the Company’s common stock. Any distributions made pursuant to this waterfall are recognized within net income attributable to non-controlling interests in our condensed consolidated statements of operations. During the three and nine months ended September 30, 2022, we recognized net income attributable to non-controlling interests of $4.7 million and $14.1 million, respectively, associated with these Class A Units. During the three and nine months ended September 30, 2021, we recognized net income attributable to non-controlling interests of $4.7 million and $14.7 million, respectively, associated with these Class A Units.
As discussed in Note 15, we hold a 51% controlling interest in the CMBS JV within our Investing and Servicing Segment. Because the CMBS JV is deemed a VIE for which we are the primary beneficiary, the 49% interest of our joint venture partner is reflected as a non-controlling interest in consolidated subsidiaries on our condensed consolidated balance sheets, and any net income attributable to this 49% joint venture interest is reflected within net income attributable to non-

controlling interests in our condensed consolidated statement of operations. The non-controlling interests in the CMBS JV were $146.6 million and $131.9 million as of September 30, 2022 and December 31, 2021, respectively. During the three and nine months ended September 30, 2022, net (loss) income attributable to these non-controlling interests was $(0.4) million and $4.5 million, respectively. During the three and nine months ended September 30, 2021, net income attributable to these non-controlling interests was $6.7 million and $16.7 million, respectively.
18. Earnings per Share
The following table provides a reconciliation of net income and the number of shares of common stock used in the computation of basic EPS and diluted EPS (amounts in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Basic Earnings
Income attributable to STWD common stockholders	$194,562	$128,602	$731,448	$356,290
Less: Income attributable to participating shares not already deducted as non-controlling interests	(2,929)	(1,635)	(15,673)	(5,351)
Basic earnings	$191,633	$126,967	$715,775	$350,939

Diluted Earnings
Income attributable to STWD common stockholders	$194,562	$128,602	$731,448	$356,290
Less: Income attributable to participating shares not already deducted as non-controlling interests	(2,929)	(1,635)	(15,673)	(5,351)
Add: Interest expense on Convertible Notes	2,906	2,901	8,724	8,717
Add: Undistributed earnings to participating shares	1,818	—	11,629	—
Less: Undistributed earnings reallocated to participating shares	(1,763)	—	(11,280)	—
Diluted earnings	$194,594	$129,868	$724,848	$359,656

Number of Shares:
Basic — Average shares outstanding	306,704	285,676	304,908	284,577
Effect of dilutive securities — Convertible Notes	9,649	9,649	9,649	9,649
Effect of dilutive securities — Contingently issuable shares	23	19	23	19
Effect of dilutive securities — Unvested non-participating shares	199	104	161	148
Diluted — Average shares outstanding	316,575	295,448	314,741	294,393

Earnings Per Share Attributable to STWD Common Stockholders:
Basic	$0.62	$0.44	$2.35	$1.23
Diluted	$0.61	$0.44	$2.30	$1.22
As of September 30, 2022 and 2021, participating shares of 12.4 million and 13.3 million, respectively, were excluded from the computation of diluted shares as their effect was already considered under the more dilutive two-class method used above. Such participating shares at both September 30, 2022 and 2021 included 9.8 million potential shares of our common stock issuable upon redemption of the Class A Units in SPT Dolphin, as discussed in Note 17.

19. Accumulated Other Comprehensive Income
The changes in AOCI by component are as follows (amounts in thousands):

	Cumulative Unrealized Gain (Loss) on Available-for- Sale Securities	Foreign Currency Translation	Total
Three Months Ended September 30, 2022
Balance at July 1, 2022	$28,970	$—	$28,970
OCI before reclassifications	(6,194)	—	(6,194)
Amounts reclassified from AOCI	—	—	—
Net period OCI	(6,194)	—	(6,194)
Balance at September 30, 2022	$22,776	$—	$22,776
Three Months Ended September 30, 2021
Balance at July 1, 2021	$41,310	$—	$41,310
OCI before reclassifications	(822)	—	(822)
Amounts reclassified from AOCI	(2)	—	(2)
Net period OCI	(824)	—	(824)
Balance at September 30, 2021	$40,486	$—	$40,486
Nine Months Ended September 30, 2022
Balance at January 1, 2022	$40,953	$—	$40,953
OCI before reclassifications	(18,177)	—	(18,177)
Amounts reclassified from AOCI	—	—	—
Net period OCI	(18,177)	—	(18,177)
Balance at September 30, 2022	$22,776	$—	$22,776
Nine Months Ended September 30, 2021
Balance at January 1, 2021	$44,057	$(64)	$43,993
OCI before reclassifications	(3,569)	—	(3,569)
Amounts reclassified from AOCI	(2)	64	62
Net period OCI	(3,571)	64	(3,507)
Balance at September 30, 2021	$40,486	$—	$40,486

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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level II of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level III inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of September 30, 2022 and December 31, 2021, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level II of the fair value hierarchy.
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

Fair Value Disclosures
The following tables present our financial assets and liabilities carried at fair value on a recurring basis in the consolidated balance sheets by their level in the fair value hierarchy as of September 30, 2022 and December 31, 2021 (amounts in thousands):

	September 30, 2022
	Total	Level I	Level II	Level III
Financial Assets:
Loans under fair value option	$2,258,860	$—	$70,389	$2,188,471
RMBS	116,577	—	—	116,577
CMBS	20,652	—	—	20,652
Equity security	9,343	9,343	—	—
Woodstar Fund investments	1,669,265	—	—	1,669,265
Domestic servicing rights	18,014	—	—	18,014
Derivative assets	251,171	—	251,171	—
VIE assets	54,215,370	—	—	54,215,370
Total	$58,559,252	$9,343	$321,560	$58,228,349
Financial Liabilities:
Derivative liabilities	$82,766	$—	$82,766	$—
VIE liabilities	52,501,845	—	47,008,848	5,492,997
Total	$52,584,611	$—	$47,091,614	$5,492,997

	December 31, 2021
	Total	Level I	Level II	Level III
Financial Assets:
Loans under fair value option	$2,936,025	$—	$—	$2,936,025
RMBS	143,980	—	—	143,980
CMBS	22,244	—	—	22,244
Equity security	11,624	11,624	—	—
Woodstar Fund investments	1,040,309	—	—	1,040,309
Domestic servicing rights	16,780	—	—	16,780
Derivative assets	48,216	—	48,216	—
VIE assets	61,280,543	—	—	61,280,543
Total	$65,499,721	$11,624	$48,216	$65,439,881
Financial Liabilities:
Derivative liabilities	$13,421	$—	$13,421	$—
VIE liabilities	59,752,922	—	54,972,701	4,780,221
Total	$59,766,343	$—	$54,986,122	$4,780,221

The changes in financial assets and liabilities classified as Level III are as follows for the three and nine months ended September 30, 2022 and 2021 (amounts in thousands):

Three Months Ended September 30, 2022	Loans at Fair Value	RMBS	CMBS	Woodstar Fund Investments	Domestic Servicing Rights	VIE Assets	VIE Liabilities	Total
July 1, 2022 balance	$2,197,501	$124,439	$20,965	$1,558,850	$17,499	$57,993,563	$(5,980,634)	$55,932,183
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	(87,474)	—	(84)	110,415	515	(3,778,193)	824,214	(2,930,607)
Net accretion	—	1,744	—	—	—	—	—	1,744
Included in OCI	—	(6,194)	—	—	—	—	—	(6,194)
Purchases / Originations	186,397	—	—	—	—	—	—	186,397
Sales	(1,266)	—	—	—	—	—	—	(1,266)
Issuances	—	—	—	—	—	—	—	—
Cash repayments / receipts	(37,998)	(3,412)	(229)	—	—	—	(4,887)	(46,526)
Transfers into Level III	1,700	—	—	—	—	—	(573,303)	(571,603)
Transfers out of Level III	(70,389)	—	—	—	—	—	241,613	171,224
Transfers within Level III	—	—	—	—	—	—	—	—
Consolidation of VIEs	—	—	—	—	—	—	—	—
Deconsolidation of VIEs	—	—	—	—	—	—	—	—
September 30, 2022 balance	$2,188,471	$116,577	$20,652	$1,669,265	$18,014	$54,215,370	$(5,492,997)	$52,735,352
Amount of unrealized gains (losses) attributable to assets still held at September 30, 2022:
Included in earnings	$(92,162)	$1,744	$(84)	$110,415	$515	$(3,778,193)	$824,214	$(2,933,551)
Included in OCI	$—	$(6,194)	$—	$—	$—	$—	$—	$(6,194)

Three Months Ended September 30, 2021	Loans at Fair Value	RMBS	CMBS	Woodstar Fund Investments	Domestic Servicing Rights	VIE Assets	VIE Liabilities	Total
July 1, 2021 balance	$767,821	$154,704	$18,965	$—	$13,705	$63,493,796	$(4,836,192)	$59,612,799
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	31,727	—	(790)	—	2,237	(1,601,734)	580,581	(987,979)
Net accretion	—	2,584	—	—	—	—	—	2,584
Included in OCI	—	(824)	—	—	—	—	—	(824)
Purchases / Originations	1,783,772	—	—	—	—	—	—	1,783,772
Sales	(856,187)	—	—	—	—	—	—	(856,187)
Issuances	—	—	—	—	—	—	(27,112)	(27,112)
Cash repayments / receipts	(50,395)	(7,881)	(356)	—	—	—	(351)	(58,983)
Transfers into Level III	4,414	—	—	—	—	—	(112,562)	(108,148)
Transfers out of Level III	(133,863)	—	—	—	—	—	349,922	216,059
Transfers within Level III	258,927	—	—			(258,927)	—	—
Consolidation of VIEs	—	—	—	—	—	1,649,200	(520,325)	1,128,875
Deconsolidation of VIEs	—	—	5,684	—	—	(935,855)	35,450	(894,721)
September 30, 2021 balance	$1,806,216	$148,583	$23,503	$—	$15,942	$62,346,480	$(4,530,589)	$59,810,135
Amount of unrealized gains (losses) attributable to assets still held at September 30, 2021:
Included in earnings	$12,571	$2,582	$409	$—	$2,237	$(1,601,734)	$580,581	$(1,003,354)
Included in OCI	$—	$(822)	$—	$—	$—	$—	$—	$(822)

Nine Months Ended September 30, 2022	Loans at Fair Value	RMBS	CMBS	Woodstar Fund Investments	Domestic Servicing Rights	VIE Assets	VIE Liabilities	Total
January 1, 2022 balance	$2,936,025	$143,980	$22,244	$1,040,309	$16,780	$61,280,543	$(4,780,221)	$60,659,660
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	(326,737)	—	(1,441)	628,956	1,234	(10,696,486)	1,746,436	(8,648,038)
Net accretion	—	6,974	—	—	—	—	—	6,974
Included in OCI	—	(18,177)	—	—	—	—	—	(18,177)
Purchases / Originations	3,793,467	—	—	—	—	—	—	3,793,467
Sales	(3,588,953)	—	—	—	—	—	—	(3,588,953)
Issuances	—	—	—	—	—	—	—	—
Cash repayments / receipts	(152,847)	(16,200)	(681)	—	—	—	(5,712)	(175,440)
Transfers into Level III	1,847	—	—	—	—	—	(1,203,420)	(1,201,573)
Transfers out of Level III	(474,331)	—	—	—	—	—	559,062	84,731
Transfers within Level III	—	—	—	—	—	—	—	—
Consolidation of VIEs	—	—	—	—	—	4,361,325	(1,810,101)	2,551,224
Deconsolidation of VIEs	—	—	530	—	—	(730,012)	959	(728,523)
September 30, 2022 balance	$2,188,471	$116,577	$20,652	$1,669,265	$18,014	$54,215,370	$(5,492,997)	$52,735,352
Amount of unrealized gains (losses) attributable to assets still held at September 30, 2022:
Included in earnings	$(258,652)	$6,641	$(911)	$628,956	$1,234	$(10,696,486)	$1,746,436	$(8,572,782)
Included in OCI	$—	$(17,771)	$—	$—	$—	$—	$—	$(17,771)

Nine Months Ended September 30, 2021	Loans at Fair Value	RMBS	CMBS	Woodstar Fund Investments	Domestic Servicing Rights	VIE Assets	VIE Liabilities	Total
January 1, 2021 balance	$1,022,979	$167,349	$19,457	$—	$13,202	$64,238,328	$(2,019,876)	$63,441,439
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	68,116	—	(98)	—	2,740	(4,952,071)	647,555	(4,233,758)
Net accretion	—	7,800	—	—	—	—	—	7,800
Included in OCI	—	(3,571)	—	—	—	—	—	(3,571)
Purchases / Originations	3,151,346	—	—	—	—	—	—	3,151,346
Sales	(2,333,767)	—	—	—	—	—	—	(2,333,767)
Issuances	—	—	—	—	—	—	(38,715)	(38,715)
Cash repayments / receipts	(153,723)	(22,995)	(1,540)	—	—	—	(2,889)	(181,147)
Transfers into Level III	4,413	—	—	—	—	—	(2,953,709)	(2,949,296)
Transfers out of Level III	(384,549)	—	—	—	—	—	864,153	479,604
Transfers within Level III	431,401	—	—	—	—	(431,401)	—	—
Consolidation of VIEs	—	—	—	—	—	4,427,479	(1,062,558)	3,364,921
Deconsolidation of VIEs	—	—	5,684	—	—	(935,855)	35,450	(894,721)
September 30, 2021 balance	$1,806,216	$148,583	$23,503	$—	$15,942	$62,346,480	$(4,530,589)	$59,810,135
Amount of unrealized gains (losses) attributable to assets still held at September 30, 2021:
Included in earnings	$13,234	$7,793	$1,102	$—	$2,740	$(4,952,071)	$647,555	$(4,279,647)
Included in OCI	$—	$(3,563)	$—	$—	$—	$—	$—	$(3,563)
Amounts were transferred from Level II to Level III due to a decrease in the observable relevant market activity and amounts were transferred from Level III to Level II due to an increase in the observable relevant market activity.

The following table presents the fair values of our financial instruments not carried at fair value on the consolidated balance sheets (amounts in thousands):

	September 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets not carried at fair value:
Loans	$18,050,646	$17,843,579	$15,477,624	$15,526,235
HTM debt securities	743,556	704,285	683,136	656,864
Financial liabilities not carried at fair value:
Secured financing agreements, CLOs and SASB	$17,186,898	$16,953,413	$15,192,966	$15,266,440
Unsecured senior notes	2,326,988	2,119,427	1,828,590	1,893,065
The following is quantitative information about significant unobservable inputs in our Level III measurements for those assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

	Carrying Value at September 30, 2022	Valuation Technique	Unobservable Input	Range (Weighted Average) as of (1)
				September 30, 2022	December 31, 2021
Loans under fair value option	$2,188,471	Discounted cash flow, market pricing	Coupon (d)	2.8% - 9.3% (4.7%)	2.6% - 9.2% (4.2%)
			Remaining contractual term (d)	5.5 - 39.8 years (29.0 years)	6.3 - 39.9 years (27.4 years)
			FICO score (a)	585 - 900 (745)	582 - 829 (748)
			LTV (b)	5% - 93% (68%)	1% - 94% (66%)
			Purchase price (d)	80.0% - 108.6% (101.8%)	80.0% - 108.6% (102.3%)
RMBS	116,577	Discounted cash flow	Constant prepayment rate (a)	3.0% - 13.0% (5.9%)	4.8% - 19.2% (9.9%)
			Constant default rate (b)	1.3% - 4.4% (2.0%)	0.8% - 6.0% (2.1%)
			Loss severity (b)	0% - 98% (18%) (f)	0% - 86% (26%) (f)
			Delinquency rate (c)	7% - 29% (16%)	10.4% - 35% (19%)
			Servicer advances (a)	29% - 78% (54%)	19% - 83% (52%)
			Annual coupon deterioration (b)	0% - 3.2% (0.1%)	0% - 1.7% (0.1%)
			Putback amount per projected total collateral loss (e)	0% - 8% (0.6%)	0% - 8% (0.5%)
CMBS	20,652	Discounted cash flow	Yield (b)	0% - 186.7% (9.0%)	0% - 613.6% (9.3%)
			Duration (c)	0 - 8.0 years (3.0 years)	0 - 7.2 years (5.2 years)
Woodstar Fund investments	1,669,265	Discounted cash flow	Discount rate - properties (b)	N/A	5.8% - 6.3% (6.0%)
			Discount rate - debt (a)	5.3% - 6.6% (5.7%)	2.6% - 3.3% (2.9%)
			Terminal capitalization rate (b)	N/A	4.8% - 5.3% (4.9%)
			Direct capitalization rate (b)	4.2% (4.2%)	4.1% - 4.2% (4.2%) (Implied)
Domestic servicing rights	18,014	Discounted cash flow	Debt yield (a)	8.00% (8.00%)	7.30% (7.30%)
			Discount rate (b)	15% (15%)	15% (15%)
VIE assets	54,215,370	Discounted cash flow	Yield (b)	0% - 486.8% (14.8%)	0% - 615.3% (13.0%)
			Duration (c)	0 - 11.0 years (2.9 years)	0 - 11.0 years (3.2 years)
VIE liabilities	5,492,997	Discounted cash flow	Yield (b)	0% - 486.8% (9.2%)	0% - 615.3% (6.4%)
			Duration (c)	0 - 11.0 years (2.0 years)	0 - 11.0 years (2.3 years)
______________________________________________________________________________________________________________________
(1)Unobservable inputs were weighted by the relative carrying value of the instruments as of September 30, 2022 and December 31, 2021.
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
(f)3% and 18% of the portfolio falls within a range of 45% - 80% as of September 30, 2022 and December 31, 2021, respectively.
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
Our TRSs engage in various real estate-related operations, including special servicing of commercial real estate, originating and securitizing mortgage loans, and investing in entities which engage in real estate-related operations. As of September 30, 2022 and December 31, 2021, approximately $2.7 billion and $3.2 billion, respectively, of assets were owned by TRS entities. Our TRSs are not consolidated for U.S. federal income tax purposes, but are instead taxed as corporations. For financial reporting purposes, a provision for current and deferred taxes is established for the portion of earnings recognized by us with respect to our interest in TRSs.
The following table is a reconciliation of our U.S. federal income tax provision determined using our statutory federal tax rate to our reported income tax provision (benefit) for the three and nine months ended September 30, 2022 and 2021 (dollars in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2022		2021		2022		2021
Federal statutory tax rate	$36,768	21.0%	$31,078	21.0%	$176,580	21.0%	$83,113	21.0%
REIT and other non-taxable income	(75,642)	(43.1)%	(24,527)	(16.6)%	(213,073)	(25.3)%	(73,046)	(18.5)%
State income taxes	(12,772)	(7.3)%	2,153	1.5%	(11,990)	(1.4)%	3,308	0.8%
Federal benefit of state tax deduction	2,682	1.5%	(452)	(0.3)%	2,518	0.3%	(695)	(0.2)%
Intra-entity transfers	—	—%	(312)	(0.2)%	(3,868)	(0.5)%	(6,364)	(1.5)%
Other	209	0.1%	(439)	(0.3)%	834	0.1%	62	—%
Effective tax rate	$(48,755)	(27.8)%	$7,501	5.1%	$(48,999)	(5.8)%	$6,378	1.6%

For the three and nine months ended September 30, 2022, we have utilized the discrete effective tax rate method, as allowed by ASC 740-270-30-18, “Income Taxes—Interim Reporting,” to calculate our interim income tax provision. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year to date period as if it was the annual period and determines the income tax expense or benefit on that basis. We believe that due to market dislocation and volatility, particularly with respect to the Company's residential assets that are housed in TRSs, the use of the discrete method is more appropriate at this time than the annual effective tax rate method due to the high degree of uncertainty in estimating annual pretax earnings.

22. Commitments and Contingencies
As of September 30, 2022, our Commercial and Residential Lending Segment had future commercial loan funding commitments totaling $2.8 billion, of which we expect to fund $2.5 billion. These future funding commitments primarily relate to construction projects, capital improvements, tenant improvements and leasing commissions. Additionally, as of September 30, 2022, our Commercial and Residential Lending Segment had outstanding residential loan purchase commitments of $51.6 million.
As discussed in Note 12, in February 2022, our Commercial and Residential Lending Segment sold $745.0 million of agency-eligible residential loans at face amount which was subject to a post-closing contingent sales price adjustment based on the gain or loss to the purchaser/securitization underwriter, less underwriting costs, if those loans were sold into a future securitization. Given spread widening which occurred in the residential markets since the initial sale, in lieu of the buyer executing a securitization or sale of the loans, we entered into a forward settlement agreement to acquire the remaining balance of these loans at par in June 2022. The loan purchase was subject to a financing contingency, whereby the seller was to provide us financing under a mutually agreed repurchase agreement within 120 days. If such mutually agreed financing was not completed, we would not be obligated to complete the forward settlement, and the previous post-closing contingency referenced above would have been reinstated. In October 2022, the seller provided us financing under a mutually agreed repurchase agreement and the forward settlement was completed. As of September 30, 2022, we estimated the amount of the future securitization contingency to be $88.4 million based on the fair market value of the loans at this date. As a result, we recorded a contingency loss of $55.7 million and $88.4 million within other loss, net in the condensed consolidated statements of operations for the three and nine months ended September 30, 2022, respectively.
As of September 30, 2022, our Infrastructure Lending Segment had future infrastructure loan funding commitments totaling $138.6 million under revolvers and letters of credit (“LCs”). As of September 30, 2022, $8.8 million of revolvers and LCs were outstanding. Additionally, as of September 30, 2022, our Infrastructure Lending Segment had outstanding loan purchase commitments of $18.2 million.
In connection with the Infrastructure Lending Segment acquisition, we assumed guarantees of certain borrowers’ performance under existing interest rate swaps. As of September 30, 2022, we had four outstanding guarantees on interest rate swaps maturing between October 2022 and June 2025. Refer to Note 13 for further discussion.
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
The table below presents our results of operations for the three months ended September 30, 2022 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Revenues:
Interest income from loans	$284,197	$43,018	$—	$1,139	$—	$328,354	$—	$328,354
Interest income from investment securities	28,560	1,204	—	27,585	—	57,349	(38,330)	19,019
Servicing fees	142	—	—	11,830	—	11,972	(3,545)	8,427
Rental income	1,944	—	22,886	8,102	—	32,932	—	32,932
Other revenues	138	129	54	1,491	—	1,812	(3)	1,809
Total revenues	314,981	44,351	22,940	50,147	—	432,419	(41,878)	390,541
Costs and expenses:
Management fees	227	—	—	—	27,129	27,356	—	27,356
Interest expense	145,107	22,500	9,266	6,601	39,166	222,640	(217)	222,423
General and administrative	16,458	3,588	933	20,046	4,384	45,409	86	45,495
Acquisition and investment pursuit costs	1,164	2	—	47	—	1,213	—	1,213
Costs of rental operations	2,633	—	5,793	3,780	—	12,206	—	12,206
Depreciation and amortization	1,629	101	8,161	2,720	—	12,611	—	12,611
Credit loss provision, net	8,401	6,942	—	—	—	15,343	—	15,343
Total costs and expenses	175,619	33,133	24,153	33,194	70,679	336,778	(131)	336,647
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	—	37,146	37,146
Change in fair value of servicing rights	—	—	—	357	—	357	158	515
Change in fair value of investment securities, net	16,398	—	—	(21,412)	—	(5,014)	4,931	(83)
Change in fair value of mortgage loans, net	(90,159)	—	—	2,685	—	(87,474)	—	(87,474)
Income from affordable housing fund investments	—	—	117,527	—	—	117,527	—	117,527
(Loss) earnings from unconsolidated entities	(4,044)	1,892	—	602	—	(1,550)	(494)	(2,044)
(Loss) gain on sale of investments and other assets, net	(288)	—	—	13,741	—	13,453	—	13,453
Gain (loss) on derivative financial instruments, net	220,296	331	10,262	6,849	(31,668)	206,070	—	206,070
Foreign currency (loss) gain, net	(107,087)	(253)	22	—	—	(107,318)	—	(107,318)
Loss on extinguishment of debt	—	—	—	(212)	—	(212)	—	(212)
Other loss, net	(56,391)	—	—	—	—	(56,391)	—	(56,391)
Total other income (loss)	(21,275)	1,970	127,811	2,610	(31,668)	79,448	41,741	121,189
Income (loss) before income taxes	118,087	13,188	126,598	19,563	(102,347)	175,089	(6)	175,083
Income tax benefit (provision)	53,099	2	—	(4,346)	—	48,755	—	48,755
Net income (loss)	171,186	13,190	126,598	15,217	(102,347)	223,844	(6)	223,838
Net income attributable to non-controlling interests	(3)	—	(28,486)	(793)	—	(29,282)	6	(29,276)
Net income (loss) attributable to Starwood Property Trust, Inc.	$171,183	$13,190	$98,112	$14,424	$(102,347)	$194,562	$—	$194,562

The table below presents our results of operations for the three months ended September 30, 2021 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Revenues:
Interest income from loans	$179,486	$21,566	$—	$2,200	$—	$203,252	$—	$203,252
Interest income from investment securities	16,043	540	—	25,140	—	41,723	(31,026)	10,697
Servicing fees	99	—	—	15,447	—	15,546	(5,073)	10,473
Rental income	1,358	—	66,673	9,481	—	77,512	—	77,512
Other revenues	59	66	54	173	—	352	—	352
Total revenues	197,045	22,172	66,727	52,441	—	338,385	(36,099)	302,286
Costs and expenses:
Management fees	286	—	—	(1,239)	24,680	23,727	—	23,727
Interest expense	52,066	9,381	17,002	5,652	31,651	115,752	(221)	115,531
General and administrative	9,178	3,307	913	21,022	4,372	38,792	72	38,864
Acquisition and investment pursuit costs	158	—	—	56	—	214	—	214
Costs of rental operations	438	—	26,634	4,444	—	31,516	—	31,516
Depreciation and amortization	312	101	17,882	3,746	—	22,041	—	22,041
Credit loss provision (reversal), net	19	(582)	—	—	—	(563)	—	(563)
Other expense	—	—	—	23	—	23	—	23
Total costs and expenses	62,457	12,207	62,431	33,704	60,703	231,502	(149)	231,353
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	—	28,049	28,049
Change in fair value of servicing rights	—	—	—	(410)	—	(410)	2,647	2,237
Change in fair value of investment securities, net	(8,682)	—	—	2,870	—	(5,812)	5,513	(299)
Change in fair value of mortgage loans, net	22,464	—	—	9,263	—	31,727	—	31,727
Earnings (loss) from unconsolidated entities	1,666	399	—	153	—	2,218	(176)	2,042
Loss on sale of investments and other assets, net	(47)	—	—	—	—	(47)	—	(47)
Gain (loss) on derivative financial instruments, net	38,016	87	(318)	3,992	35	41,812	—	41,812
Foreign currency (loss) gain, net	(26,820)	(168)	(16)	1	—	(27,003)	—	(27,003)
Loss on extinguishment of debt	—	(18)	—	—	(481)	(499)	—	(499)
Other loss, net	(964)	—	—	—	—	(964)	—	(964)
Total other income (loss)	25,633	300	(334)	15,869	(446)	41,022	36,033	77,055
Income (loss) before income taxes	160,221	10,265	3,962	34,606	(61,149)	147,905	83	147,988
Income tax (provision) benefit	(5,652)	488	—	(2,337)	—	(7,501)	—	(7,501)
Net income (loss)	154,569	10,753	3,962	32,269	(61,149)	140,404	83	140,487
Net income attributable to non-controlling interests	(3)	—	(4,691)	(7,108)	—	(11,802)	(83)	(11,885)
Net income (loss) attributable to Starwood Property Trust, Inc.	$154,566	$10,753	$(729)	$25,161	$(61,149)	$128,602	$—	$128,602

The table below presents our results of operations for the nine months ended September 30, 2022 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Revenues:
Interest income from loans	$714,222	$100,097	$—	$8,804	$—	$823,123	$—	$823,123
Interest income from investment securities	71,987	3,124	—	75,964	—	151,075	(102,767)	48,308
Servicing fees	420	—	—	41,517	—	41,937	(10,965)	30,972
Rental income	4,674	—	67,879	23,483	—	96,036	—	96,036
Other revenues	251	287	152	10,999	3	11,692	(12)	11,680
Total revenues	791,554	103,508	68,031	160,767	3	1,123,863	(113,744)	1,010,119
Costs and expenses:
Management fees	758	—	—	—	113,517	114,275	—	114,275
Interest expense	301,935	49,431	22,421	19,202	109,150	502,139	(647)	501,492
General and administrative	39,905	10,730	2,964	66,603	14,354	134,556	265	134,821
Acquisition and investment pursuit costs	2,401	3	7	(259)	—	2,152	—	2,152
Costs of rental operations	4,978	—	16,010	11,106	—	32,094	—	32,094
Depreciation and amortization	3,106	310	24,559	8,523	—	36,498	—	36,498
Credit loss provision, net	13,027	7,096	—	—	—	20,123	—	20,123
Other expense	1,251	—	55	7	—	1,313	—	1,313
Total costs and expenses	367,361	67,570	66,016	105,182	237,021	843,150	(382)	842,768
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	—	72,268	72,268
Change in fair value of servicing rights	—	—	—	683	—	683	551	1,234
Change in fair value of investment securities, net	(5,019)	—	—	(38,853)	—	(43,872)	42,189	(1,683)
Change in fair value of mortgage loans, net	(327,743)	—	—	1,006	—	(326,737)	—	(326,737)
Income from affordable housing fund investments	—	—	658,733	—	—	658,733	—	658,733
(Loss) earnings from unconsolidated entities	(2,598)	2,631	—	2,501	—	2,534	(1,623)	911
Gain on sale of investments and other assets, net	86,460	—	—	25,599	—	112,059	—	112,059
Gain (loss) on derivative financial instruments, net	465,831	1,228	33,162	43,719	(82,019)	461,921	—	461,921
Foreign currency (loss) gain, net	(212,672)	(570)	41	—	—	(213,201)	—	(213,201)
Loss on extinguishment of debt	(206)	(469)	—	(360)	—	(1,035)	—	(1,035)
Other (loss) income, net	(90,988)	—	—	—	—	(90,988)	25	(90,963)
Total other income (loss)	(86,935)	2,820	691,936	34,295	(82,019)	560,097	113,410	673,507
Income (loss) before income taxes	337,258	38,758	693,951	89,880	(319,037)	840,810	48	840,858
Income tax benefit (provision)	57,682	7	—	(8,690)	—	48,999	—	48,999
Net income (loss)	394,940	38,765	693,951	81,190	(319,037)	889,809	48	889,857
Net income attributable to non-controlling interests	(10)	—	(148,379)	(9,972)	—	(158,361)	(48)	(158,409)
Net income (loss) attributable to Starwood Property Trust, Inc.	$394,930	$38,765	$545,572	$71,218	$(319,037)	$731,448	$—	$731,448

The table below presents our results of operations for the nine months ended September 30, 2021 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Revenues:
Interest income from loans	$515,776	$61,545	$—	$5,778	$—	$583,099	$—	$583,099
Interest income from investment securities	51,618	1,659	—	71,748	—	125,025	(92,070)	32,955
Servicing fees	333	—	—	44,268	—	44,601	(14,862)	29,739
Rental income	4,116	—	197,187	29,666	—	230,969	—	230,969
Other revenues	223	228	138	3,032	—	3,621	—	3,621
Total revenues	572,066	63,432	197,325	154,492	—	987,315	(106,932)	880,383
Costs and expenses:
Management fees	901	—	—	(793)	91,584	91,692	21	91,713
Interest expense	144,717	27,916	49,697	16,890	89,970	329,190	(632)	328,558
General and administrative	30,922	10,281	2,964	65,182	13,172	122,521	244	122,765
Acquisition and investment pursuit costs	522	249	—	35	—	806	—	806
Costs of rental operations	1,348	—	76,516	13,128	—	90,992	—	90,992
Depreciation and amortization	930	301	53,883	11,878	—	66,992	—	66,992
Credit loss (reversal) provision, net	(12,957)	594	—	—	—	(12,363)	—	(12,363)
Other expense	31	—	583	94	—	708	—	708
Total costs and expenses	166,414	39,341	183,643	106,414	194,726	690,538	(367)	690,171
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	—	80,303	80,303
Change in fair value of servicing rights	—	—	—	795	—	795	1,945	2,740
Change in fair value of investment securities, net	(20,134)	—	—	(2,545)	—	(22,679)	23,582	903
Change in fair value of mortgage loans, net	24,079	—	—	44,037	—	68,116	—	68,116
Earnings from unconsolidated entities	5,415	75	—	235	—	5,725	277	6,002
Gain on sale of investments and other assets, net	16,627	27	—	9,723	—	26,377	—	26,377
Gain (loss) on derivative financial instruments, net	59,212	883	4,034	7,544	(5,881)	65,792	—	65,792
Foreign currency loss, net	(35,699)	(279)	(16)	(63)	—	(36,057)	—	(36,057)
Loss on extinguishment of debt	(289)	(1,264)	(141)	(22)	(481)	(2,197)	—	(2,197)
Other (loss) income, net	(6,468)	23	—	29	—	(6,416)	—	(6,416)
Total other income (loss)	42,743	(535)	3,877	59,733	(6,362)	99,456	106,107	205,563
Income (loss) before income taxes	448,395	23,556	17,559	107,811	(201,088)	396,233	(458)	395,775
Income tax benefit (provision)	886	338	—	(7,602)	—	(6,378)	—	(6,378)
Net income (loss)	449,281	23,894	17,559	100,209	(201,088)	389,855	(458)	389,397
Net (income) loss attributable to non-controlling interests	(10)	—	(14,682)	(18,873)	—	(33,565)	458	(33,107)
Net income (loss) attributable to Starwood Property Trust, Inc.	$449,271	$23,894	$2,877	$81,336	$(201,088)	$356,290	$—	$356,290

The table below presents our consolidated balance sheet as of September 30, 2022 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Assets:
Cash and cash equivalents	$76,654	$59,925	$32,464	$43,172	$124,945	$337,160	$2,550	$339,710
Restricted cash	6,230	33,410	978	3,789	77,163	121,570	—	121,570
Loans held-for-investment, net	15,719,718	2,374,444	—	9,660	—	18,103,822	—	18,103,822
Loans held-for-sale	2,125,827	—	—	79,857	—	2,205,684	—	2,205,684
Investment securities	1,318,372	66,728	—	1,183,831	—	2,568,931	(1,678,803)	890,128
Properties, net	214,896	—	868,454	134,076	—	1,217,426	—	1,217,426
Investments of consolidated affordable housing fund	—	—	1,669,265	—	—	1,669,265	—	1,669,265
Investments in unconsolidated entities	34,319	29,347	—	35,494	—	99,160	(15,996)	83,164
Goodwill	—	119,409	—	140,437	—	259,846	—	259,846
Intangible assets	14,302	—	30,829	69,532	—	114,663	(41,567)	73,096
Derivative assets	249,120	242	321	1,488	—	251,171	—	251,171
Accrued interest receivable	143,352	9,177	412	1,412	—	154,353	(205)	154,148
Other assets	254,353	4,332	77,207	27,033	55,907	418,832	(374)	418,458
VIE assets, at fair value	—	—	—	—	—	—	54,215,370	54,215,370
Total Assets	$20,157,143	$2,697,014	$2,679,930	$1,729,781	$258,015	$27,521,883	$52,480,975	$80,002,858
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$404,982	$41,457	$12,105	$43,658	$60,171	$562,373	$88	$562,461
Related-party payable	—	—	—	—	26,146	26,146	—	26,146
Dividends payable	—	—	—	—	150,196	150,196	—	150,196
Derivative liabilities	8,943	223	—	—	73,600	82,766	—	82,766
Secured financing agreements, net	10,250,349	1,095,459	789,138	612,409	769,814	13,517,169	(21,267)	13,495,902
Collateralized loan obligations and single asset securitization, net	2,877,567	813,429	—	—	—	3,690,996	—	3,690,996
Unsecured senior notes, net	—	—	—	—	2,326,988	2,326,988	—	2,326,988
VIE liabilities, at fair value	—	—	—	—	—	—	52,501,845	52,501,845
Total Liabilities	13,541,841	1,950,568	801,243	656,067	3,406,915	20,356,634	52,480,666	72,837,300
Temporary Equity: Redeemable non-controlling interests	—	—	344,373	—	—	344,373	—	344,373
Permanent Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Common stock	—	—	—	—	3,170	3,170	—	3,170
Additional paid-in capital	1,624,104	665,104	(381,226)	(575,971)	4,447,676	5,779,687	—	5,779,687
Treasury stock	—	—	—	—	(138,022)	(138,022)	—	(138,022)
Retained earnings (accumulated deficit)	4,968,304	81,342	1,706,906	1,484,360	(7,461,724)	779,188	—	779,188
Accumulated other comprehensive income	22,776	—	—	—	—	22,776	—	22,776
Total Starwood Property Trust, Inc. Stockholders’ Equity	6,615,184	746,446	1,325,680	908,389	(3,148,900)	6,446,799	—	6,446,799
Non-controlling interests in consolidated subsidiaries	118	—	208,634	165,325	—	374,077	309	374,386
Total Permanent Equity	6,615,302	746,446	1,534,314	1,073,714	(3,148,900)	6,820,876	309	6,821,185
Total Liabilities and Equity	$20,157,143	$2,697,014	$2,679,930	$1,729,781	$258,015	$27,521,883	$52,480,975	$80,002,858

The table below presents our consolidated balance sheet as of December 31, 2021 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Assets:
Cash and cash equivalents	$65,064	$17,011	$14,136	$26,700	$93,861	$216,772	$590	$217,362
Restricted cash	39,853	43,408	954	20,337	—	104,552	—	104,552
Loans held-for-investment, net	13,499,520	2,027,426	—	9,903	—	15,536,849	—	15,536,849
Loans held-for-sale	2,590,005	—	—	286,795	—	2,876,800	—	2,876,800
Investment securities	1,155,452	31,923	—	1,165,395	—	2,352,770	(1,491,786)	860,984
Properties, net	124,503	—	887,553	154,331	—	1,166,387	—	1,166,387
Investments of consolidated affordable housing fund	—	—	1,040,309	—	—	1,040,309	—	1,040,309
Investments in unconsolidated entities	44,938	26,255	—	34,160	—	105,353	(15,256)	90,097
Goodwill	—	119,409	—	140,437	—	259,846	—	259,846
Intangible assets	—	—	34,619	71,064	—	105,683	(42,119)	63,564
Derivative assets	34,265	128	8	391	13,424	48,216	—	48,216
Accrued interest receivable	106,251	3,207	—	947	5,988	116,393	(131)	116,262
Other assets	68,908	14,265	43,420	40,395	21,800	188,788	(162)	188,626
VIE assets, at fair value	—	—	—	—	—	—	61,280,543	61,280,543
Total Assets	$17,728,759	$2,283,032	$2,020,999	$1,950,855	$135,073	$24,118,718	$59,731,679	$83,850,397
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$57,267	$8,917	$14,757	$58,920	$49,779	$189,640	$56	$189,696
Related-party payable	—	—	—	—	76,371	76,371	—	76,371
Dividends payable	—	—	—	—	147,624	147,624	—	147,624
Derivative liabilities	12,870	260	—	291	—	13,421	—	13,421
Secured financing agreements, net	9,097,985	1,225,548	787,396	714,237	773,244	12,598,410	(21,560)	12,576,850
Collateralized loan obligations and single asset securitization, net	2,210,798	405,318	—	—	—	2,616,116	—	2,616,116
Unsecured senior notes, net	—	—	—	—	1,828,590	1,828,590	—	1,828,590
VIE liabilities, at fair value	—	—	—	—	—	—	59,752,922	59,752,922
Total Liabilities	11,378,920	1,640,043	802,153	773,448	2,875,608	17,470,172	59,731,418	77,201,590
Temporary Equity: Redeemable non-controlling interests	—	—	214,915	—	—	214,915	—	214,915
Permanent Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Common stock	—	—	—	—	3,123	3,123	—	3,123
Additional paid-in capital	1,735,397	600,412	(365,922)	(388,196)	4,091,685	5,673,376	—	5,673,376
Treasury stock	—	—	—	—	(138,022)	(138,022)	—	(138,022)
Retained earnings (accumulated deficit)	4,573,374	42,577	1,161,334	1,413,142	(6,697,321)	493,106	—	493,106
Accumulated other comprehensive income	40,953	—	—	—	—	40,953	—	40,953
Total Starwood Property Trust, Inc. Stockholders’ Equity	6,349,724	642,989	795,412	1,024,946	(2,740,535)	6,072,536	—	6,072,536
Non-controlling interests in consolidated subsidiaries	115	—	208,519	152,461	—	361,095	261	361,356
Total Permanent Equity	6,349,839	642,989	1,003,931	1,177,407	(2,740,535)	6,433,631	261	6,433,892
Total Liabilities and Equity	$17,728,759	$2,283,032	$2,020,999	$1,950,855	$135,073	$24,118,718	$59,731,679	$83,850,397

24. Subsequent Events
On November 3, 2022, we priced a term loan facility totaling $600.0 million that carries a five-year term and an annual interest rate of SOFR + 3.25%, subject to a 0.50% SOFR floor, and an issue discount of 3.0%. The transaction is expected to close on November 18, 2022.

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

We have four reportable business segments as of September 30, 2022 and we refer to the investments within these segments as our target assets:
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

Developments During the Third Quarter of 2022
Commercial and Residential Lending Segment
•Originated $935.5 million of commercial investments during the quarter, including the following:
◦$324.2 million of first mortgage and mezzanine loans for the acquisition of a 1,684 unit portfolio of six multifamily properties located in Florida, Texas, Tennessee, South Carolina and Georgia, of which the Company funded $305.3 million.
◦$282.9 million first mortgage and mezzanine loan to refinance the existing debt and fund construction of a multi-story industrial facility located in New York, of which the Company funded $122.7 million.
◦$226.0 million first mortgage and mezzanine loan for the acquisition and refinancing of a 41-property, 4,967-key hotel portfolio located in Florida, Georgia, Massachusetts, North Carolina, South Carolina and Virginia, of which the Company funded $195.0 million.
◦A$122.0 million ($84.8 million) first mortgage loan for the development and construction of a 17-story student housing tower located in Australia, of which the Company funded $16.7 million.
•Funded $210.6 million of previously originated commercial loan commitments.
•Received gross proceeds of $524.4 million ($385.6 million, net of debt repayments) from maturities and principal repayments on our commercial loans.
•Sold a $63.7 million loan on a hotel in San Francisco.
Infrastructure Lending Segment
•Acquired $222.9 million of infrastructure loans and funded $1.7 million of pre-existing infrastructure loan commitments.
•Received proceeds of $98.5 million from principal repayments on our infrastructure loans and bonds.
Investing and Servicing Segment
•Originated commercial conduit loans of $70.6 million.
•Received proceeds of $31.0 million from sales of previously originated commercial conduit loans and priced $70.5 million of previously originated commercial conduit loans in a securitization that settled subsequent to September 30, 2022.
•Obtained eight new special servicing assignments for CMBS trusts with a total unpaid principal balance of $5.7 billion, bringing our total named special servicing portfolio to $107.4 billion.
•Sold commercial real estate for gross proceeds of $19.5 million and recognized a gain of $13.7 million.

Developments During the Nine Months Ended September 30, 2022
Commercial and Residential Lending Segment
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
•Originated or acquired $5.0 billion of commercial loans during the period, including the following:
◦A$1.3 billion ($960.5 million) first mortgage loan for the acquisition of three of the largest hotel and gaming resorts located across Australia, which the Company fully funded.
◦$324.2 million of first mortgage and mezzanine loans for the acquisition of a 1,684 unit portfolio of six multifamily properties located in Florida, Texas, Tennessee, South Carolina and Georgia, of which the Company funded $305.3 million.
◦$282.9 million first mortgage and mezzanine loan to refinance the existing debt and fund construction of a multi-story industrial facility located in New York, of which the Company funded $122.7 million.
◦$263.6 million of first mortgage loans for the acquisition of a 1,828 unit portfolio of eight multifamily properties located in Texas, of which the Company funded $241.5 million.
◦$250.0 million participation in a first mortgage loan for the construction of 235 luxury residences, a 136-key hotel and 78,000 square feet of commercial space located in New York, of which the Company funded $157.6 million.
◦$226.0 million first mortgage and mezzanine loan for the acquisition and refinancing of a 41-property, 4,967-key hotel portfolio located in Florida, Georgia, Massachusetts, North Carolina, South Carolina and Virginia, of which the Company funded $195.0 million.
◦$200.0 million first mortgage loan to refinance existing debt on a 22 property luxury cabin portfolio and finance the acquisition of 18 future properties located across the U.S., of which the Company funded $120.4 million.
◦€162.7 million ($186.2 million) first mortgage loan for the acquisition of a 382,000 square foot office and retail property located in Germany, which the Company has not yet funded.
◦$174.1 million first mortgage loan for the acquisition and renovation of two garden-style multifamily properties located in Florida, of which the Company funded $166.1 million.
◦$165.0 million first mortgage and mezzanine loan for the construction of a 65-story, 100% pre-sold residential project located in South Florida, of which the Company funded $17.8 million.
•Funded $598.9 million of previously originated commercial loan commitments.
•Received gross proceeds of $1.6 billion ($0.9 billion, net of debt repayments) from maturities and principal repayments on our commercial loans.
•Sold a $63.7 million loan on a hotel in San Francisco and also received gross proceeds of $6.5 million from sales of senior interests in first mortgage loans.
•Sold commercial real estate in Florida that was previously acquired through foreclosure in April 2019 for gross proceeds of $114.8 million and recognized a gain of $86.6 million.
•Entered into commercial credit facilities of $1.4 billion. Amended several commercial credit facilities resulting in an aggregate net upsize of $974.7 million.
•Acquired $3.0 billion of residential loans.

•Received proceeds of $3.0 billion, including retained RMBS of $226.2 million, from the securitization and sales of $3.0 billion of residential loans.
•Amended certain of our residential loan repurchase facilities to increase available non-mark-to-market capacity by $250.0 million to $800.0 million. The margin call provisions under these facilities do not permit valuation adjustments based on capital market events and are limited to collateral-specific credit marks.
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
•Acquired $650.1 million of infrastructure loans and bonds and funded $24.7 million of pre-existing infrastructure loan commitments.
•Received proceeds of $248.7 million from principal repayments on our infrastructure loans and bonds.
•Entered into a credit facility with a maximum facility size of $500.0 million and a three-year revolving period with two one-year extension options. The margin call provisions under this facility do not permit valuation adjustments based on capital market events and are limited to collateral-specific credit marks.
Investing and Servicing Segment
•Originated commercial conduit loans of $831.9 million.
•Received proceeds of $1.0 billion from sales of previously originated commercial conduit loans and priced $70.5 million of previously originated commercial conduit loans in a securitization that settled subsequent to September 30, 2022.
•Acquired CMBS for a purchase price of $63.7 million, of which $17.1 million related to non-controlling interests.
•Obtained 23 new special servicing assignments for CMBS trusts with a total unpaid principal balance of $20.5 billion, bringing our total named special servicing portfolio to $107.4 billion.
•Sold two operating properties for gross proceeds of $54.0 million and recognized a total gain of $25.4 million.
Corporate
•Issued $500.0 million of 4.375% Senior Notes due 2027 (the “2027 Senior Notes”) and swapped the notes to a floating rate of SOFR + 2.95%.
•Entered into a Starwood Property Trust, Inc. Common Stock Sales Agreement (the “ATM Agreement”) with a syndicate of financial institutions to sell shares of the Company’s common stock of up to $500.0 million from time to time, through an “at the market” equity offering program. During the nine months ended September 30, 2022, we issued 1.4 million shares under the ATM Agreement for gross proceeds of $33.3 million at an average share price of $23.54.
Subsequent Events
Refer to Note 24 to the Consolidated Financial Statements for disclosure regarding significant transactions that occurred subsequent to September 30, 2022.

Results of Operations
The discussion below is based on accounting principles generally accepted in the United States of America (“GAAP”) and therefore reflects the elimination of certain key financial statement line items related to the consolidation of securitization variable interest entities (“VIEs”), particularly within revenues and other income, as discussed in Note 2 to the Condensed Consolidated Financial Statements. For a discussion of our results of operations excluding the impact of Accounting Standards Codification (“ASC”) Topic 810 as it relates to the consolidation of securitization VIEs, refer to the section captioned “Non-GAAP Financial Measures.”
The following table compares our summarized results of operations for the three months ended September 30, 2022 and June 30, 2022 and for the nine months ended September 30, 2022 and 2021 by business segment (amounts in thousands):

	For the Three Months Ended			For the Nine Months Ended		$ Change
Revenues:	September 30, 2022	June 30, 2022	$ Change	September 30, 2022	September 30, 2021
Commercial and Residential Lending Segment	$314,981	$251,393	$63,588	$791,554	$572,066	$219,488
Infrastructure Lending Segment	44,351	31,359	12,992	103,508	63,432	40,076
Property Segment	22,940	22,676	264	68,031	197,325	(129,294)
Investing and Servicing Segment	50,147	52,811	(2,664)	160,767	154,492	6,275
Corporate	—	3	(3)	3	—	3
Securitization VIE eliminations	(41,878)	(32,656)	(9,222)	(113,744)	(106,932)	(6,812)
	390,541	325,586	64,955	1,010,119	880,383	129,736
Costs and expenses:
Commercial and Residential Lending Segment	175,619	113,248	62,371	367,361	166,414	200,947
Infrastructure Lending Segment	33,133	19,249	13,884	67,570	39,341	28,229
Property Segment	24,153	21,446	2,707	66,016	183,643	(117,627)
Investing and Servicing Segment	33,194	35,619	(2,425)	105,182	106,414	(1,232)
Corporate	70,679	72,854	(2,175)	237,021	194,726	42,295
Securitization VIE eliminations	(131)	(118)	(13)	(382)	(367)	(15)
	336,647	262,298	74,349	842,768	690,171	152,597
Other income (loss):
Commercial and Residential Lending Segment	(21,275)	(122,744)	101,469	(86,935)	42,743	(129,678)
Infrastructure Lending Segment	1,970	370	1,600	2,820	(535)	3,355
Property Segment	127,811	312,537	(184,726)	691,936	3,877	688,059
Investing and Servicing Segment	2,610	11,024	(8,414)	34,295	59,733	(25,438)
Corporate	(31,668)	(13,183)	(18,485)	(82,019)	(6,362)	(75,657)
Securitization VIE eliminations	41,741	32,619	9,122	113,410	106,107	7,303
	121,189	220,623	(99,434)	673,507	205,563	467,944
Income (loss) before income taxes:
Commercial and Residential Lending Segment	118,087	15,401	102,686	337,258	448,395	(111,137)
Infrastructure Lending Segment	13,188	12,480	708	38,758	23,556	15,202
Property Segment	126,598	313,767	(187,169)	693,951	17,559	676,392
Investing and Servicing Segment	19,563	28,216	(8,653)	89,880	107,811	(17,931)
Corporate	(102,347)	(86,034)	(16,313)	(319,037)	(201,088)	(117,949)
Securitization VIE eliminations	(6)	81	(87)	48	(458)	506
	175,083	283,911	(108,828)	840,858	395,775	445,083
Income tax benefit (provision)	48,755	(2,206)	50,961	48,999	(6,378)	55,377
Net income attributable to non-controlling interests	(29,276)	(69,418)	40,142	(158,409)	(33,107)	(125,302)
Net income attributable to Starwood Property Trust, Inc.	$194,562	$212,287	$(17,725)	$731,448	$356,290	$375,158

Three Months Ended September 30, 2022 Compared to the Three Months Ended June 30, 2022
Commercial and Residential Lending Segment

Revenues

For the three months September 30, 2022, revenues of our Commercial and Residential Lending Segment increased $63.6 million to $315.0 million, compared to $251.4 million for the three months ended June 30, 2022. This increase was primarily due to an increase in interest income from loans of $56.6 million and investment securities of $6.0 million. The increase in interest income from loans reflects (i) a $58.3 million increase from commercial loans reflecting higher average index rates and loan balances partially offset by lower prepayment related income and (ii) a $1.7 million decrease from residential loans principally due to lower average loan balances partially offset by higher average coupon rates. The increase in interest income from investment securities was primarily due to higher average index rates on commercial investments and higher RMBS investment balances and yields.

Costs and Expenses

For the three months ended September 30, 2022, costs and expenses of our Commercial and Residential Lending Segment increased $62.4 million to $175.6 million, compared to $113.2 million for the three months ended June 30, 2022. This increase was primarily due to a $56.9 million increase in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio. The increase in interest expense was primarily due to higher average index rates and borrowings outstanding.

Net Interest Income (amounts in thousands)

	For the Three Months Ended
	September 30, 2022	June 30, 2022	Change
Interest income from loans	$284,197	$227,555	$56,642
Interest income from investment securities	28,560	22,591	5,969
Interest expense	(145,107)	(88,226)	(56,881)
Net interest income	$167,650	$161,920	$5,730

For the three months ended September 30, 2022, net interest income of our Commercial and Residential Lending Segment increased $5.7 million to $167.6 million, compared to $161.9 million for the three months ended June 30, 2022. This increase reflects the increase in interest income, partially offset by the increase in interest expense on our secured financing facilities, both as discussed in the sections above.

During the three months ended September 30, 2022 and June 30, 2022, the weighted average unlevered yields on the Commercial and Residential Lending Segment’s loans and investment securities, excluding retained RMBS and loans for which interest income is not recognized, were as follows:

	For the Three Months Ended
	September 30, 2022	June 30, 2022
Commercial	6.7%	5.4%
Residential	4.9%	4.8%
Overall	6.5%	5.4%

The weighted average unlevered yield on our commercial loans increased primarily due to higher average index rates partially offset by lower prepayment related income. The weighted average unlevered yield on our residential loans increased slightly primarily due to higher average coupon rates.

During the three months ended September 30, 2022 and June 30, 2022, the Commercial and Residential Lending Segment’s weighted average secured borrowing rates, inclusive of interest rate hedging costs and the amortization of deferred financing fees, were 4.3% and 2.9%, respectively. The increase in borrowing rates primarily reflects higher index rates.

Other Loss

For the three months ended September 30, 2022, other loss of our Commercial and Residential Lending Segment decreased $101.4 million to $21.3 million compared to $122.7 million for the three months ended June 30, 2022. This decrease was primarily due to (i) a $93.1 million increase in net gains on derivatives, (ii) a $35.7 million favorable change in fair value of investment securities, principally related to RMBS, and (iii) a $31.2 million lesser decrease in fair value of residential loans, partially offset by (iv) a $28.8 million increase in foreign currency loss and (v) a $23.0 million higher loss contingency provision related to residential loans sold in February 2022 (refer to Note 22 to the Condensed Consolidated Financial Statements). The increase in net gains on derivatives in the third quarter of 2022 reflects a $56.3 million increased gain on interest rate swaps principally related to residential loans and a $36.8 million increased gain on foreign currency hedges. The interest rate swaps are used primarily to hedge our interest rate risk on residential loans held-for-sale and to fix our interest rate payments on certain variable rate borrowings which fund fixed rate investments. The foreign currency hedges are used to fix the U.S. dollar amounts of cash flows (both interest and principal payments) we expect to receive from our foreign currency denominated loans and investments. The increased gain on foreign currency hedges and the increase in foreign currency loss reflect the strengthening of the U.S. dollar against the pound sterling (“GBP”), Euro (“EUR”) and Australian dollar (“AUD”) in the third quarter of 2022 compared to a lesser strengthening of the U.S. dollar against those currencies in the second quarter of 2022.

Infrastructure Lending Segment

Revenues

For the three months ended September 30, 2022, revenues of our Infrastructure Lending Segment increased $13.0 million to $44.4 million, compared to $31.4 million for the three months ended June 30, 2022. This was primarily due to an increase in interest income from loans of $12.9 million reflecting higher average index rates and loan balances.

Costs and Expenses

For the three months ended September 30, 2022, costs and expenses of our Infrastructure Lending Segment increased $13.9 million to $33.1 million, compared to $19.2 million for the three months ended June 30, 2022. The increase was primarily due to a $7.5 million increase in interest expense associated with the various secured financing facilities used to fund this segment’s investment portfolio and a $6.4 million increase in credit loss provision. The increase in interest expense was primarily due to higher average index rates and borrowings outstanding. The increase in the credit loss provision was primarily due to an increase in the specific reserve for a credit-deteriorated loan.

Net Interest Income (amounts in thousands)

	For the Three Months Ended
	September 30, 2022	June 30, 2022	Change
Interest income from loans	$43,018	$30,096	$12,922
Interest income from investment securities	1,204	1,173	31
Interest expense	(22,500)	(15,001)	(7,499)
Net interest income	$21,722	$16,268	$5,454

For the three months ended September 30, 2022, net interest income of our Infrastructure Lending Segment increased $5.4 million to $21.7 million, compared to $16.3 million for the three months ended June 30, 2022. The increase reflects the increase in interest income, partially offset by the increase in interest expense on the secured financing facilities, both as discussed in the sections above.

During the three months ended September 30, 2022 and June 30, 2022, the weighted average unlevered yields on the Infrastructure Lending Segment’s loans and investment securities held-for-investment were 7.0% and 5.5%, respectively.

During the three months ended September 30, 2022 and June 30, 2022, the Infrastructure Lending Segment’s weighted average secured borrowing rates, inclusive of the amortization of deferred financing fees, were 4.6% and 3.4%, respectively.

Other Income

For the three months ended September 30, 2022, other income of our Infrastructure Lending Segment increased $1.6 million to $2.0 million, compared to $0.4 million for the three months ended June 30, 2022. This increase was primarily due to a $1.5 million increase in earnings from an unconsolidated entity.

Property Segment

Change in Results by Portfolio (amounts in thousands)

	$ Change from prior period
	Revenues	Costs and expenses	Gain (loss) on derivative financial instruments	Other income (loss)	Income (loss) before income taxes
Master Lease Portfolio	$—	$17	$—	$—	$(17)
Medical Office Portfolio	264	2,763	4,907	—	2,408
Woodstar Fund	—	(11)	—	(189,636)	(189,625)
Other/Corporate	—	(62)	—	3	65
Total	$264	$2,707	$4,907	$(189,633)	$(187,169)

See Notes 6 and 7 to the Condensed Consolidated Financial Statements for a description of the above-referenced Property Segment portfolios and fund.

Revenues

For the three months ended September 30, 2022, revenues of our Property Segment increased $0.2 million to $22.9 million, compared to $22.7 million for the three months ended June 30, 2022.

Costs and Expenses

For the three months ended September 30, 2022, costs and expenses of our Property Segment increased $2.7 million to $24.1 million, compared to $21.4 million for the three months ended June 30, 2022. The increase is primarily due to an increase of $2.2 million in interest expense reflecting higher index rates on variable rate borrowings.

Other Income

For the three months ended September 30, 2022, other income of our Property Segment decreased $184.7 million to $127.8 million compared to $312.5 million for the three months ended June 30, 2022. The decrease is primarily due to (i) a $189.6 million decrease in income attributable to investments of the Woodstar Fund, reflecting lower unrealized increases in fair value during the third quarter of 2022, partially offset by (ii) a $4.9 million increased gain on derivatives which primarily hedge our interest rate risk on borrowings secured by our Medical Office Portfolio.

Investing and Servicing Segment

Revenues

For the three months ended September 30, 2022, revenues of our Investing and Servicing Segment decreased $2.7 million to $50.1 million, compared to $52.8 million for the three months ended June 30, 2022. The decrease primarily reflects a $7.2 million decrease in servicing and other fees, partially offset by a $4.2 million net increase in interest income reflecting higher recoveries on CMBS investments but reduced interest on lower average balances of conduit loans.

Costs and Expenses

For the three months ended September 30, 2022, costs and expenses of our Investing and Servicing Segment decreased $2.4 million to $33.2 million, compared to $35.6 million for the three months ended June 30, 2022. The decrease primarily reflects lower incentive compensation due to lower securitization volume in the third quarter of 2022.

Other Income

For the three months ended September 30, 2022, other income of our Investing and Servicing Segment decreased $8.4 million to $2.6 million, compared to $11.0 million for the three months ended June 30, 2022. The decrease in other income was primarily due to (i) a $13.3 million greater decrease in fair value of CMBS investments, (ii) a $5.2 million lesser increase in fair value of conduit loans and (iii) a $2.2 million decrease in net gains on derivatives which primarily hedge our interest rate risk on conduit loans and CMBS investments, all partially offset by (iv) a $13.7 million gain on sale of an operating property in the third quarter of 2022.

Corporate and Other Items

Corporate Costs and Expenses

For the three months ended September 30, 2022, corporate expenses decreased $2.2 million to $70.7 million, compared to $72.9 million for the three months ended June 30, 2022. This decrease was primarily due to (i) a decrease of $4.2 million in management fees principally due to lower incentive fees and (ii) a $1.0 million decrease in general and administrative expenses reflecting lower project related professional fees, partially offset by (iii) a $3.0 million increase in interest expense attributable to higher index rates on our term loan.

Corporate Other Loss

For the three months ended September 30, 2022, corporate other loss increased $18.5 million to $31.7 million, compared to $13.2 million for the three months ended June 30, 2022. This increase was due to a greater loss on our fixed-to-floating interest rate swaps which hedge a portion of our unsecured senior notes.

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

Income Tax Benefit (Provision)

Our consolidated income taxes principally relate to the taxable nature of our loan servicing and loan securitization businesses which are housed in taxable REIT subsidiaries (“TRSs”). For the three months ended September 30, 2022, our income tax provision decreased $51.0 million to a benefit of $48.8 million compared to a provision of $2.2 million for the three months ended June 30, 2022 due to tax losses of our TRSs in the third quarter of 2022 and use of the discrete method compared to taxable income of our TRSs in the second quarter of 2022 and use of the annual effective tax rate method. The tax losses in the third quarter of 2022 were primarily attributable to net unrealized losses on our residential loans.

Net Income Attributable to Non-controlling Interests

During the three months ended September 30, 2022, net income attributable to non-controlling interests decreased $40.1 million to $29.3 million, compared to $69.4 million during the three months ended June 30, 2022. The decrease was primarily due to non-controlling interests in lower income of the Woodstar Fund in the third quarter of 2022.

Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021
Commercial and Residential Lending Segment
Revenues
For the nine months ended September 30, 2022, revenues of our Commercial and Residential Lending Segment increased $219.5 million to $791.6 million, compared to $572.1 million for the nine months ended September 30, 2021. This increase was primarily due to increases in interest income from loans of $198.4 million and investment securities of $20.4 million. The increase in interest income from loans reflects (i) a $155.8 million increase from commercial loans, reflecting higher average balances and index rates, partially offset by the timing effect of certain loans being placed on nonaccrual, and (ii) a $42.6 million increase from residential loans principally due to higher average balances reflecting the timing of purchases and securitizations, partially offset by lower average coupon rates. The increase in interest income from investment securities was primarily due to higher commercial and RMBS average investment balances and the effect of higher index rates on certain commercial investments.
Costs and Expenses
For the nine months ended September 30, 2022, costs and expenses of our Commercial and Residential Lending Segment increased $201.0 million to $367.4 million, compared to $166.4 million for the nine months ended September 30, 2021. This increase was primarily due to (i) a $157.2 million increase in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio, (ii) a $26.0 million increase in credit loss provision from a reversal of $13.0 million in the nine months of 2021 to a provision of $13.0 million in nine months of 2022 and (iii) a $9.0 million increase in primarily legal related general and administrative expenses. The increase in interest expense was primarily due to higher average borrowings outstanding and higher average index rates. The credit loss provision in the nine months of 2022 was primarily due to rising index rates and its potential effect on borrower cash flows in our estimate of current expected credit losses (“CECL”).

Net Interest Income (amounts in thousands)

	For the Nine Months Ended September 30,
	2022	2021	Change
Interest income from loans	$714,222	$515,776	$198,446
Interest income from investment securities	71,987	51,618	20,369
Interest expense	(301,935)	(144,717)	(157,218)
Net interest income	$484,274	$422,677	$61,597
For the nine months ended September 30, 2022, net interest income of our Commercial and Residential Lending Segment increased $61.6 million to $484.3 million, compared to $422.7 million for the nine months ended September 30, 2021. This increase reflects the increase in interest income, partially offset by the increase in interest expense on our secured financing facilities, both as discussed in the sections above.
During the nine months ended September 30, 2022 and 2021, the weighted average unlevered yields on the Commercial and Residential Lending Segment’s loans and investment securities, excluding retained RMBS and loans for which interest income is not recognized, were as follows:

	For the Nine Months Ended September 30,
	2022	2021
Commercial	5.9%	5.9%
Residential	4.6%	5.2%
Overall	5.7%	5.9%
The weighted average unlevered yield on our commercial loans remained unchanged despite higher index rates primarily due to repayment of loans with higher LIBOR floors being replaced by newer loans with lower floating rate floors. The unlevered yield on our residential loans decreased due to lower weighted average coupons which resulted from market spread tightening as well as a change in the composition of our residential loan portfolio to include agency loans which generally carry a lower coupon than non-agency loans.

During the nine months ended September 30, 2022 and 2021, the Commercial and Residential Lending Segment’s weighted average secured borrowing rates, inclusive of interest rate hedging costs and the amortization of deferred financing fees, were 3.3% and 2.5%, respectively. The increase in borrowing rates primarily reflects higher index rates, partially offset by decreases in weighted average spreads particularly due to increased use of lower cost CLO financing.
Other Income (Loss)
For the nine months ended September 30, 2022, other income of our Commercial and Residential Lending Segment decreased $129.6 million to a loss of $86.9 million, compared to income of $42.7 million for the nine months ended September 30, 2021. This decrease primarily reflects (i) a $351.8 million unfavorable change in fair value of residential loans, (ii) a $177.0 million increase in foreign currency loss and (iii) an $88.4 million estimated loss contingency related to residential loans sold in February 2022 (refer to Note 22 to the Condensed Consolidated Financial Statements), all partially offset by (iv) a $406.6 million increase in net gains on derivatives and (v) a $69.8 million increased gain on sale of foreclosed properties. The unfavorable change in fair value of residential loans was principally related to a rapid rise in interest rates and widening of credit spreads in the nine months of 2022, which resulted in mark-to-market losses on our fixed coupon residential loans. The increased gains on derivatives during the nine months ended September 30, 2022 reflect a $209.2 million increased gain on interest rate swaps principally related to residential loans, which partially offsets the unfavorable change in fair value of those loans, and a $197.4 million increased gain on foreign currency hedges. The interest rate swaps are used primarily to hedge our interest rate risk on residential loans held-for-sale and to fix our interest rate payments on certain variable rate borrowings which fund fixed rate investments. The foreign currency hedges are used to fix the U.S. dollar amounts of cash flows (both interest and principal payments) we expect to receive from our foreign currency denominated loans and investments. The increased gain on foreign currency hedges and the increase in foreign currency loss reflect the strengthening of the U.S. dollar against the GBP, EUR and AUD during the nine months of 2022 compared to a lesser overall strengthening of the U.S. dollar against those currencies during the nine months of 2021.
Infrastructure Lending Segment
Revenues
For the nine months ended September 30, 2022, revenues of our Infrastructure Lending Segment increased $40.1 million to $103.5 million, compared to $63.4 million for the nine months ended September 30, 2021. This increase was primarily due to an increase in interest income from loans of $38.6 million, principally due to higher average loan balances and index rates.
Costs and Expenses
For the nine months ended September 30, 2022, costs and expenses of our Infrastructure Lending Segment increased $28.3 million to $67.6 million, compared to $39.3 million for the nine months ended September 30, 2021. The increase was primarily due to (i) a $21.5 million increase in interest expense associated with the various secured financing facilities used to fund this segment’s investment portfolio and (ii) a $6.5 million increase in credit loss provision. The increase in interest expense was primarily due to higher average borrowings outstanding and higher average index rates. The increase in the credit loss provision was primarily due to an increase in the specific reserve for a credit-deteriorated loan.
Net Interest Income (amounts in thousands)

	For the Nine Months Ended September 30,
	2022	2021	Change
Interest income from loans	$100,097	$61,545	$38,552
Interest income from investment securities	3,124	1,659	1,465
Interest expense	(49,431)	(27,916)	(21,515)
Net interest income	$53,790	$35,288	$18,502
For the nine months ended September 30, 2022, net interest income of our Infrastructure Lending Segment increased $18.5 million to $53.8 million, compared to $35.3 million for the nine months ended September 30, 2021. The increase reflects the increase in interest income, partially offset by the increase in interest expense on the secured financing facilities, both as discussed in the sections above.

During the nine months ended September 30, 2022 and 2021, the weighted average unlevered yields on the Infrastructure Lending Segment’s loans and investment securities held-for-investment were 5.9% and 4.9%, respectively. During the nine months ended September 30, 2021, the weighted average unlevered yield on the Infrastructure Lending Segment’s loans held-for-sale was 2.8%. There were no loans held-for-sale during the nine months ended September 30, 2022.
During the nine months ended September 30, 2022 and 2021, the Infrastructure Lending Segment’s weighted average secured borrowing rates, inclusive of the amortization of deferred financing fees, were 3.6% and 2.8%, respectively.
Other Income (Loss)
For the nine months ended September 30, 2022 and 2021, other income of our Infrastructure Lending Segment increased $3.3 million to income of $2.8 million, compared to a loss of $0.5 million for the nine months ended September 30, 2021. The increase primarily reflects a $2.6 million increase in earnings from an unconsolidated entity and a $0.8 million lower loss on extinguishment of debt.
Property Segment
Change in Results by Portfolio (amounts in thousands)

	$ Change from prior period
	Revenues	Costs and expenses	Gain (loss) on derivative financial instruments	Other income (loss)	Income (loss) before income taxes
Master Lease Portfolio	$—	$(34)	$—	$—	$34
Medical Office Portfolio	87	2,849	29,184	—	26,422
Woodstar I Portfolio	(74,557)	(67,750)	(55)	—	(6,862)
Woodstar II Portfolio	(54,824)	(52,943)	—	141	(1,740)
Woodstar Fund	—	1,507	—	658,733	657,226
Other/Corporate	—	(1,256)	—	56	1,312
Total	$(129,294)	$(117,627)	$29,129	$658,930	$676,392
Revenues
For the nine months ended September 30, 2022, revenues of our Property Segment decreased $129.3 million to $68.0 million, compared to $197.3 million for the nine months ended September 30, 2021. The decrease is primarily due to the conversion of the Woodstar Portfolios to the Woodstar Fund on November 5, 2021.
Costs and Expenses
For the nine months ended September 30, 2022, costs and expenses of our Property Segment decreased $117.6 million to $66.0 million, compared to $183.6 million for the nine months ended September 30, 2021, primarily due to the Woodstar Fund conversion referred to above.
Other Income
For the nine months ended September 30, 2022, other income of our Property Segment increased $688.0 million to $691.9 million, compared to $3.9 million for the nine months ended September 30, 2021. The increase is primarily due to (i) $658.7 million of income attributable to investments of the Woodstar Fund, including $613.0 million of unrealized increases in fair value, during the nine months of 2022 and (ii) a $29.1 million increased gain on derivatives which primarily hedge our interest rate risk on borrowings secured by our Medical Office Portfolio
Investing and Servicing Segment
Revenues
For the nine months ended September 30, 2022, revenues of our Investing and Servicing Segment increased $6.3 million to $160.8 million, compared to $154.5 million for the nine months ended September 30, 2021. The increase in revenues was primarily due to (i) a $7.2 million increase in interest income from CMBS investments and conduit loans and (ii) a $7.9 million increase in other fee income related to the origination of certain loans contributed into CMBS transactions, partially offset by (iii) a $6.2 million decrease in rental income principally reflecting fewer properties held and (iv) a $2.7 million decrease in servicing fees.
Costs and Expenses
For the nine months ended September 30, 2022, costs and expenses of our Investing and Servicing Segment decreased $1.2 million to $105.2 million, compared to $106.4 million for the nine months ended September 30, 2021.
Other Income
For the nine months ended September 30, 2022, other income of our Investing and Servicing Segment decreased $25.4 million to $34.3 million, compared to $59.7 million for the nine months ended September 30, 2021. The decrease in other income was primarily due to (i) a $43.0 million lesser increase in fair value of conduit loans and (ii) a $36.3 million greater decrease in fair value of CMBS investments, partially offset by (iii) a $36.2 million increased gain on derivatives which primarily hedge our interest rate risk on conduit loans and CMBS investments and (iv) a $15.9 million increased gain on sales of operating properties.
Corporate and Other Items
Corporate Costs and Expenses
For the nine months ended September 30, 2022, corporate expenses increased $42.3 million to $237.0 million, compared to $194.7 million for the nine months ended September 30, 2021. This increase was primarily due to increases of (i) $21.9 million in management fees, primarily reflecting higher incentive fees principally related to operating property sales, and (ii) $19.2 million in interest expense on higher average outstanding term loan and unsecured senior note balances, as well as higher index rates on our term loan.
Corporate Other Loss
For the nine months ended September 30, 2022, corporate other loss increased $75.6 million to $82.0 million, compared to $6.4 million for the nine months ended September 30, 2021. This increase was primarily due to a greater loss on fixed-to-floating interest rate swaps which hedge a portion of our unsecured senior notes.
Securitization VIE Eliminations

Refer to the preceding comparison of the three months ended September 30, 2022 to the three months ended June 30, 2022 for a discussion of the effect of securitization VIE eliminations.
Income Tax Benefit (Provision)
Our consolidated income taxes principally relate to the taxable nature of our loan servicing and loan securitization businesses which are housed in TRSs. For the nine months ended September 30, 2022, our income taxes decreased $55.4 million to a benefit of $49.0 million, compared to a provision of $6.4 million for the nine months ended September 30, 2021 due to tax losses of our TRSs in the nine months of 2022 compared to taxable income of our TRSs in the nine months of 2021. The tax losses in the nine months of 2022 were primarily attributable to net unrealized losses on our residential loans.
Net Income Attributable to Non-controlling Interests
For the nine months ended September 30, 2022, net income attributable to non-controlling interests increased $125.3 million to $158.4 million, compared to $33.1 million for the nine months ended September 30, 2021. The increase was primarily due to non-controlling interests in earnings of the Woodstar Fund during the nine months of 2022.

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
(v)any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period; and
(vi)any deductions for distributions payable with respect to equity securities of subsidiaries issued in exchange for properties or interests therein.
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
We believe that Distributable Earnings provides meaningful information to consider in addition to our net income (loss) and cash flow from operating activities determined in accordance with GAAP. As a REIT, we generally must distribute annually at least 90% of our REIT taxable income, subject to certain adjustments, and therefore we believe our dividends are one of the principal reasons stockholders may invest in our common stock. We believe Distributable Earnings is a useful financial metric for existing and potential future holders of our common stock as historically, over time, Distributable Earnings has been a strong indicator of our dividends per share. Further, Distributable Earnings helps us to evaluate our performance excluding the effects of certain transactions and GAAP adjustments that we believe are not necessarily indicative of our current loan portfolio and operations, and is a performance metric we consider when declaring our dividends. We also use Distributable Earnings (previously defined as “Core Earnings”) to compute the incentive fee due under our management agreement.
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
As discussed in Note 2 to the Consolidated Financial Statements, consolidation of securitization variable interest entities (“VIEs”) results in the elimination of certain key financial statement line items, particularly within revenues and other income, including unrealized changes in fair value of loans and investment securities. These line items are essential to understanding the true financial performance of our business segments and the Company as a whole. For this reason, as referenced in Note 2 to our Condensed Consolidated Financial Statements, we present business segment data in Note 23 without consolidation of these VIEs. This is how we manage our business and is the basis for all data reviewed with our board of directors, investors and analysts. This presentation also allows for a more transparent reconciliation of the unrealized gain (loss) adjustments below to the segment data presented in Note 23.
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
The following table presents our diluted weighted average shares used in our GAAP EPS calculation reconciled to our diluted weighted average shares used in our Distributable EPS calculation (amounts in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021
Diluted weighted average shares - GAAP EPS	316,575	314,962	314,741	294,393
Add: Unvested stock awards	3,210	3,486	3,464	4,274
Add: Woodstar II Class A Units	9,773	9,773	9,773	10,282
Less: Convertible Notes dilution	(9,649)	(9,649)	(9,649)	(9,649)
Diluted weighted average shares - Distributable EPS	319,909	318,572	318,329	299,300
The definition of Distributable Earnings allows management to make adjustments, subject to the approval of a majority of our independent directors, in situations where such adjustments are considered appropriate in order for Distributable Earnings to be calculated in a manner consistent with its definition and objective. No adjustments to the definition of Distributable Earnings became effective during the nine months ended September 30, 2022.
The following table summarizes our quarterly Distributable Earnings per weighted average diluted share for the nine months ended September 30, 2022 and 2021:

	Distributable Earnings For the Three-Month Periods Ended
	March 31,	June 30,	September 30,
2022	$0.76	$0.51	$0.51
2021	0.50	0.51	0.52

The following table presents our summarized results of operations and reconciliation to Distributable Earnings for the three months ended September 30, 2022, by business segment (amounts in thousands, except per share data). Refer to the footnotes following the Distributable Earnings reconciliation table for the nine months ended September 30, 2021.

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Total
Revenues	$314,981	$44,351	$22,940	$50,147	$—	$432,419
Costs and expenses	(175,619)	(33,133)	(24,153)	(33,194)	(70,679)	(336,778)
Other income (loss)	(21,275)	1,970	127,811	2,610	(31,668)	79,448
Income (loss) before income taxes	118,087	13,188	126,598	19,563	(102,347)	175,089
Income tax benefit (provision)	53,099	2	—	(4,346)	—	48,755
Income attributable to non-controlling interests	(3)	—	(28,486)	(793)	—	(29,282)
Net income (loss) attributable to Starwood Property Trust, Inc.	171,183	13,190	98,112	14,424	(102,347)	194,562
Add / (Deduct):
Non-controlling interests attributable to Woodstar II Class A Units	—	—	4,691	—	—	4,691
Non-controlling interests attributable to unrealized gains/losses	—	—	21,111	(4,019)	—	17,092
Non-cash equity compensation expense	1,660	338	75	1,458	6,172	9,703
Management incentive fee	—	—	—	—	895	895
Acquisition and investment pursuit costs	(22)	—	(82)	—	—	(104)
Depreciation and amortization	1,728	90	8,232	2,841	—	12,891
Interest income adjustment for securities	1,280	—	—	2,746	—	4,026
Extinguishment of debt, net	—	—	—	—	(246)	(246)
Consolidated income tax benefit associated with fair value adjustments	(53,099)	(2)	—	4,346	—	(48,755)
Other non-cash items	55,522	—	344	76	—	55,942
Reversal of GAAP unrealized and realized (gains) / losses on: (1)
Loans	90,159	—	—	(2,685)	—	87,474
Credit loss provision, net	8,401	6,942	—	—	—	15,343
Securities	(16,398)	—	—	21,412	—	5,014
Woodstar Fund investments	—	—	(117,527)	—	—	(117,527)
Derivatives	(220,296)	(331)	(10,262)	(6,849)	31,668	(206,070)
Foreign currency	107,087	253	(22)	—	—	107,318
Loss (earnings) from unconsolidated entities	4,044	(1,892)	—	(602)	—	1,550
Sales of properties	—	—	—	(13,741)	—	(13,741)
Recognition of Distributable realized gains / (losses) on:
Loans (2)	(470)	—	—	3,078	—	2,608
Securities (4)	(1)	—	—	(5,341)	—	(5,342)
Woodstar Fund investments (5)	—	—	14,855	—	—	14,855
Derivatives (6)	9,144	18	1,345	2,923	(1,109)	12,321
Foreign currency (7)	(2,579)	(57)	22	—	—	(2,614)
(Loss) earnings from unconsolidated entities (8)	(3,846)	1,893	—	913	—	(1,040)
Sales of properties (9)	—	—	—	12,424	—	12,424
Distributable Earnings (Loss)	$153,497	$20,442	$20,894	$33,404	$(64,967)	$163,270
Distributable Earnings (Loss) per Weighted Average Diluted Share	$0.48	$0.06	$0.07	$0.10	$(0.20)	$0.51

The following table presents our summarized results of operations and reconciliation to Distributable Earnings for the three months ended June 30, 2022, by business segment (amounts in thousands, except per share data). Refer to the footnotes following the Distributable Earnings reconciliation table for the nine months ended September 30, 2021.

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Total
Revenues	$251,393	$31,359	$22,676	$52,811	$3	$358,242
Costs and expenses	(113,248)	(19,249)	(21,446)	(35,619)	(72,854)	(262,416)
Other income (loss)	(122,744)	370	312,537	11,024	(13,183)	188,004
Income (loss) before income taxes	15,401	12,480	313,767	28,216	(86,034)	283,830
Income tax (provision) benefit	(557)	1	—	(1,650)	—	(2,206)
Income attributable to non-controlling interests	(4)	—	(67,482)	(1,851)	—	(69,337)
Net income (loss) attributable to Starwood Property Trust, Inc.	14,840	12,481	246,285	24,715	(86,034)	212,287
Add / (Deduct):
Non-controlling interests attributable to Woodstar II Class A Units	—	—	4,691	—	—	4,691
Non-controlling interests attributable to unrealized gains/losses	—	—	60,043	(1,910)	—	58,133
Non-cash equity compensation expense	2,036	345	76	1,424	6,026	9,907
Management incentive fee	—	—	—	—	5,271	5,271
Acquisition and investment pursuit costs	(39)	—	(82)	—	—	(121)
Depreciation and amortization	1,229	96	8,250	2,895	—	12,470
Interest income adjustment for securities	2,573	—	—	3,723	—	6,296
Extinguishment of debt, net	—	—	—	—	(247)	(247)
Other non-cash items	32,666	—	336	80	—	33,082
Reversal of GAAP unrealized and realized (gains) / losses on: (1)
Loans	121,356	—	—	(7,876)	—	113,480
Credit loss provision, net	7,925	513	—	—	—	8,438
Securities	19,312	—	—	8,150	—	27,462
Woodstar Fund investments	—	—	(307,165)	—	—	(307,165)
Derivatives	(127,140)	(265)	(5,354)	(9,007)	13,183	(128,583)
Foreign currency	78,331	289	(18)	—	—	78,602
Earnings from unconsolidated entities	(2,786)	(394)	—	(1,748)	—	(4,928)
Recognition of Distributable realized gains / (losses) on:
Loans (2)	(36,343)	—	—	7,753	—	(28,590)
Securities (4)	(333)	—	—	(4,413)	—	(4,746)
Woodstar Fund investments (5)	—	—	15,175	—	—	15,175
Derivatives (6)	38,905	(25)	(788)	7,436	2,510	48,038
Foreign currency (7)	(2,117)	(31)	18	—	—	(2,130)
Earnings from unconsolidated entities (8)	2,903	394	—	2,375	—	5,672
Distributable Earnings (Loss)	$153,318	$13,403	$21,467	$33,597	$(59,291)	$162,494
Distributable Earnings (Loss) per Weighted Average Diluted Share	$0.48	$0.04	$0.07	$0.11	$(0.19)	$0.51

Three Months Ended September 30, 2022 Compared to the Three Months Ended June 30, 2022

Commercial and Residential Lending Segment

The Commercial and Residential Lending Segment’s Distributable Earnings increased by $0.2 million, from $153.3 million during the second quarter of 2022 to $153.5 million in the third quarter of 2022. After making adjustments for the calculation of Distributable Earnings, revenues were $316.4 million, costs and expenses were $164.0 million, other income was $1.1 million and there was no income tax provision.

Revenues, consisting principally of interest income on loans, increased by $62.3 million in the third quarter of 2022, primarily due to an increase in interest income from loans of $56.6 million and investment securities of $4.7 million. The increase in interest income from loans reflects (i) a $58.3 million increase from commercial loans, reflecting higher average index rates and loan balances partially offset by lower prepayment related income and (ii) a $1.7 million decrease from residential loans principally due to lower average loan balances partially offset by higher average coupon rates. The increase in interest income from investment securities was primarily due to higher average index rates on commercial investments and higher RMBS investment balances and yields.

Costs and expenses increased by $61.8 million in the third quarter of 2022, primarily due to a $56.9 million increase in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio reflecting higher average index rates and borrowings outstanding.

Other income decreased by $0.9 million in the third quarter of 2022.

Income taxes, which principally relate to the taxable nature of this segment’s residential loan securitization activities which are housed in TRSs, decreased $0.6 million in the third quarter of 2022.

Infrastructure Lending Segment

The Infrastructure Lending Segment’s Distributable Earnings increased by $7.0 million, from $13.4 million during the second quarter of 2022 to $20.4 million in the third quarter of 2022. After making adjustments for the calculation of Distributable Earnings, revenues were $44.3 million, costs and expenses were $25.8 million and other income was $1.9 million.

Revenues, consisting principally of interest income on loans, increased by $13.0 million in the third quarter of 2022, primarily due to an increase in interest income from loans of $12.9 million reflecting higher average index rates and loan balances.

Costs and expenses increased by $7.5 million in the third quarter of 2022, primarily due to an increase in interest expense reflecting higher average index rates and borrowings outstanding.

Other income increased by $1.5 million in the third quarter of 2022, primarily due to an increase in earnings from an unconsolidated entity.

Property Segment

Distributable Earnings by Portfolio (amounts in thousands)

	For the Three Months Ended
	September 30, 2022	June 30, 2022	Change
Master Lease Portfolio	$4,300	$4,317	$(17)
Medical Office Portfolio	5,155	5,532	(377)
Woodstar Fund, net of non-controlling interests	12,117	12,300	(183)
Other/Corporate	(678)	(682)	4
Distributable Earnings	$20,894	$21,467	$(573)

The Property Segment’s Distributable Earnings decreased by $0.6 million, from $21.5 million during the second quarter of 2022 to $20.9 million in the third quarter of 2022. After making adjustments for the calculation of Distributable Earnings, revenues were $23.3 million, costs and expenses were $16.0 million, other income was $16.3 million and the deduction of income attributable to non-controlling interests in the Woodstar Fund was $2.7 million.

Revenues increased by $0.2 million in the third quarter of 2022.

Costs and expenses increased by $2.7 million in the third quarter of 2022, primarily due to a $2.2 million increase in interest expense reflecting higher index rates on variable rate borrowings.

Other income increased by $1.8 million in the third quarter of 2022 primarily due to a $2.1 million favorable change in realized gain (loss) on derivatives which primarily hedge our interest rate risk on borrowings secured by our Medical Office Portfolio.

Income attributable to non-controlling interests in the Woodstar Fund decreased $0.1 million in the third quarter of 2022.

Investing and Servicing Segment

The Investing and Servicing Segment’s Distributable Earnings decreased by $0.2 million, from $33.6 million during the second quarter of 2022 to $33.4 million in the third quarter of 2022. After making adjustments for the calculation of Distributable Earnings, revenues were $53.0 million, costs and expenses were $28.9 million, other income was $14.1 million, there was no income tax provision and the deduction of income attributable to non-controlling interests was $4.8 million.

Revenues decreased by $3.6 million in the third quarter of 2022, primarily due to a $7.2 million decrease in servicing and other fees, partially offset by a $3.3 million net increase in interest income reflecting higher recoveries on CMBS investments but reduced interest on lower average balances of conduit loans. The treatment of CMBS interest income on a GAAP basis is complicated by our application of the ASC 810 consolidation rules. In an attempt to treat these securities similar to the trust’s other investment securities, we compute distributable interest income pursuant to an effective yield methodology. In doing so, we segregate the portfolio into various categories based on the components of the bonds’ cash flows and the volatility related to each of these components. We then accrete interest income on an effective yield basis using the components of cash flows that are reliably estimable. Other minor adjustments are made to reflect management’s expectations for other components of the projected cash flow stream.

Costs and expenses decreased by $2.4 million in the third quarter of 2022, primarily reflecting lower incentive compensation due to lower securitization volume in the third quarter of 2022.

Other income includes profit realized upon securitization of loans by our conduit business, gains on sales of CMBS and operating properties, gains and losses on derivatives that were either effectively terminated or novated, and earnings from unconsolidated entities. These items are typically offset by a decrease in the fair value of our domestic servicing rights intangible which reflects the expected amortization of this deteriorating asset, net of increases in fair value due to the attainment of new servicing contracts. Derivatives include instruments which hedge interest rate risk and credit risk on our conduit loans and CMBS investments. For GAAP purposes, the loans, CMBS and derivatives are accounted for at fair value, with all changes in fair value (realized or unrealized) recognized in earnings. The adjustments to Distributable Earnings outlined above are also applied to the GAAP earnings of our unconsolidated entities. Other income increased by $0.4 million in the third quarter of 2022.

Income taxes, which principally relate to the taxable nature of this segment’s loan servicing and loan securitization businesses which are housed in TRSs, decreased $1.6 million in the third quarter of 2022.

Income attributable to non-controlling interests increased $1.0 million, primarily due to non-controlling interests related to the sale of an operating property in the third quarter of 2022.

Corporate

Corporate loss increased by $5.7 million, from $59.3 million during the second quarter of 2022 to $65.0 million in the third quarter of 2022, primarily due to (i) a $3.0 million increase in interest expense attributable to higher index rates on our term loan and (ii) a $3.6 million decrease in realized gains on fixed-to-floating interest rate swaps which hedge a portion of our unsecured senior notes.

The following table presents our summarized results of operations and reconciliation to Distributable Earnings for the nine months ended September 30, 2022, by business segment (amounts in thousands, except per share data):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Total
Revenues	$791,554	$103,508	$68,031	$160,767	$3	$1,123,863
Costs and expenses	(367,361)	(67,570)	(66,016)	(105,182)	(237,021)	(843,150)
Other income (loss)	(86,935)	2,820	691,936	34,295	(82,019)	560,097
Income (loss) before income taxes	337,258	38,758	693,951	89,880	(319,037)	840,810
Income tax benefit (provision)	57,682	7	—	(8,690)	—	48,999
Income attributable to non-controlling interests	(10)	—	(148,379)	(9,972)	—	(158,361)
Net income (loss) attributable to Starwood Property Trust, Inc.	394,930	38,765	545,572	71,218	(319,037)	731,448
Add / (Deduct):
Non-controlling interests attributable to Woodstar II Class A Units	—	—	14,073	—	—	14,073
Non-controlling interests attributable to unrealized gains/losses	—	—	126,056	(3,373)	—	122,683
Non-cash equity compensation expense	6,113	980	209	4,157	18,244	29,703
Management incentive fee	—	—	—	—	35,121	35,121
Acquisition and investment pursuit costs	(359)	—	(242)	(169)	—	(770)
Depreciation and amortization	3,191	281	24,774	8,888	—	37,134
Interest income adjustment for securities	6,343	—	—	4,761	—	11,104
Extinguishment of debt, net	—	—	—	—	(739)	(739)
Consolidated income tax benefit associated with fair value adjustments	(53,099)	(2)	—	4,346	—	(48,755)
Other non-cash items	88,191	—	1,136	278	—	89,605
Reversal of GAAP unrealized and realized (gains) / losses on: (1)
Loans	327,743	—	—	(1,006)	—	326,737
Credit loss provision, net	13,027	7,096	—	—	—	20,123
Securities	5,019	—	—	38,853	—	43,872
Woodstar Fund investments	—	—	(658,733)	—	—	(658,733)
Derivatives	(465,831)	(1,228)	(33,162)	(43,719)	82,019	(461,921)
Foreign currency	212,672	570	(41)	—	—	213,201
Loss (earnings) from unconsolidated entities	2,598	(2,631)	—	(2,501)	—	(2,534)
Sales of properties	(86,610)	—	—	(25,599)	—	(112,209)
Recognition of Distributable realized gains / (losses) on:
Loans (2)	(73,021)	—	—	270	—	(72,751)
Securities (4)	(3,102)	—	—	(9,728)	—	(12,830)
Woodstar Fund investments (5)	—	—	45,689	—	—	45,689
Derivatives (6)	82,165	(59)	(1,102)	33,772	5,006	119,782
Foreign currency (7)	(4,874)	24	41	—	—	(4,809)
(Loss) earnings from unconsolidated entities (8)	(2,182)	2,632	—	3,758	—	4,208
Sales of properties (9)	84,738	—	—	12,601	—	97,339
Distributable Earnings (Loss)	$537,652	$46,428	$64,270	$96,807	$(179,386)	$565,771
Distributable Earnings (Loss) per Weighted Average Diluted Share	$1.69	$0.15	$0.20	$0.30	$(0.56)	$1.78

The following table presents our summarized results of operations and reconciliation to Distributable Earnings for the nine months ended September 30, 2021, by business segment (amounts in thousands, except per share data):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Total
Revenues	$572,066	$63,432	$197,325	$154,492	$—	$987,315
Costs and expenses	(166,414)	(39,341)	(183,643)	(106,414)	(194,726)	(690,538)
Other income (loss)	42,743	(535)	3,877	59,733	(6,362)	99,456
Income (loss) before income taxes	448,395	23,556	17,559	107,811	(201,088)	396,233
Income tax benefit (provision)	886	338	—	(7,602)	—	(6,378)
Income attributable to non-controlling interests	(10)	—	(14,682)	(18,873)	—	(33,565)
Net income (loss) attributable to Starwood Property Trust, Inc.	449,271	23,894	2,877	81,336	(201,088)	356,290
Add / (Deduct):
Non-controlling interests attributable to Woodstar II Class A Units	—	—	14,682	—	—	14,682
Non-controlling interests attributable to unrealized gains/losses	—	—	—	5,061	—	5,061
Non-cash equity compensation expense	5,427	1,163	142	3,179	19,448	29,359
Management incentive fee	—	—	—	—	19,107	19,107
Acquisition and investment pursuit costs	(458)	—	(266)	(58)	—	(782)
Depreciation and amortization	750	272	54,080	11,299	—	66,401
Interest income adjustment for securities	(2,332)	—	—	11,405	—	9,073
Extinguishment of debt, net	—	—	—	—	(739)	(739)
Consolidated income tax benefit associated with fair value adjustments	(6,495)	—	—	405	—	(6,090)
Other non-cash items	12	—	(881)	585	413	129
Reversal of GAAP unrealized and realized (gains) / losses on: (1)
Loans	(24,079)	—	—	(44,037)	—	(68,116)
Credit loss (reversal) provision, net	(12,957)	594	—	—	—	(12,363)
Securities	20,134	—	—	2,545	—	22,679
Derivatives	(59,212)	(883)	(4,034)	(7,544)	5,881	(65,792)
Foreign currency	35,699	279	16	63	—	36,057
Earnings from unconsolidated entities	(5,415)	(75)	—	(235)	—	(5,725)
Sales of properties	(17,693)	—	—	(9,723)	—	(27,416)
Recognition of Distributable realized gains / (losses) on:
Loans (2)	44,625	—	—	44,436	—	89,061
Realized credit loss (3)	(7,757)	—	—	—	—	(7,757)
Securities (4)	(32,042)	—	—	(2,422)	—	(34,464)
Derivatives (6)	695	(185)	(5,412)	3,152	7,370	5,620
Foreign currency (7)	10,131	(54)	(16)	(63)	—	9,998
Earnings from unconsolidated entities (8)	9,468	75	—	2,001	—	11,544
Sales of properties (9)	8,298	—	—	4,975	—	13,273
Distributable Earnings (Loss)	$416,070	$25,080	$61,188	$106,360	$(149,608)	$459,090
Distributable Earnings (Loss) per Weighted Average Diluted Share	$1.39	$0.08	$0.20	$0.36	$(0.50)	$1.53
______________________________________________________________________________________________________________________

(1)The reconciling items in this section are exactly equivalent to the amounts recognized within GAAP net income (before the consolidation of VIEs), each of which can be agreed back to the respective lines within Note 23 to our Condensed Consolidated Financial Statements. They reflect both unrealized and realized (gains) and losses. For added transparency and consistency of presentation, the entire amount recognized in GAAP income is reversed in this section, and the realized components of these amounts are reflected in the next section entitled “Recognition of Distributable realized gains / (losses).”

(2)Represents the realized portion of GAAP gains (losses) on residential and commercial conduit loans carried under the fair value option that were sold during the period. The amount is calculated as the difference between (i) the net proceeds received in connection with a securitization or sale of loans and (ii) such loans’ historical cost basis.
(3)Represents loan losses that are deemed nonrecoverable, which is generally upon a realization event, such as when a loan is repaid, or in the case of foreclosure, when the underlying asset is sold. Non-recoverability may also be determined if, in our determination, it is nearly certain that amounts due will not be collected. The amount is calculated as the difference between the cash received and the book value of the asset.
(4)Represents the realized portion of GAAP gains (losses) on CMBS and RMBS carried under the fair value option that are sold or impaired during the period. Upon sale, the difference between the cash proceeds received and the historical cost basis of the security is treated as a realized gain or loss for Distributable Earnings purposes. We consider a CMBS or an RMBS credit loss to be realized when such amounts are deemed nonrecoverable. Non-recoverability is generally at the time the underlying assets within the securitization are liquidated, but non-recoverability may also be determined if, in our determination, it is nearly certain that all amounts due will not be collected. The amount is calculated as the difference between the cash received and the historical cost basis of the security.
(5)Represents GAAP income from the Woodstar Fund investments excluding unrealized changes in the fair value of its underlying assets and liabilities. The amount is calculated as the difference between the Woodstar Fund’s GAAP net income and its unrealized gains (losses), which represents changes in working capital and actual cash distributions received.
(6)Represents the realized portion of GAAP gains or losses on the termination or settlement of derivatives that are accounted for at fair value. Derivatives are only treated as realized for Distributable Earnings when they are terminated or settled, and cash is exchanged. The amount of cash received or paid to terminate or settle the derivative is the amount treated as realized for Distributable Earnings purposes at the time of such termination or settlement.
(7)Represents the realized portion of foreign currency gains (losses) related to assets and liabilities denominated in a foreign currency. Realization occurs when the foreign currency is converted back to USD. The amount is calculated as the difference between the foreign exchange rate at the time the asset was placed on the balance sheet and the foreign exchange rate at the time cash is received and is offset by any gains or losses on the related foreign currency derivative at settlement.
(8)Represents GAAP earnings (loss) from unconsolidated entities excluding non-cash items and unrealized changes in fair value recorded on the books and records of the unconsolidated entities. The difference between GAAP and Distributable Earnings for these entities principally relates to depreciation and unrealized changes in the fair value of mortgage loans and securities.
(9)Represents the realized gain (loss) on sales of properties held at depreciated cost. Because depreciation is a non-cash expense that is excluded from Distributable Earnings, GAAP gains upon sale of a property are higher, and GAAP losses are lower, than the respective realized amounts reflected in Distributable Earnings. The amount is calculated as net sales proceeds less undepreciated cost, adjusted for any noncontrolling interest.

Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021
Commercial and Residential Lending Segment
The Commercial and Residential Lending Segment’s Distributable Earnings increased by $121.6 million, from $416.1 million during the nine months of 2021 to $537.7 million in the nine months of 2022. After making adjustments for the calculation of Distributable Earnings, revenues were $798.2 million, costs and expenses were $345.7 million, other income was $80.6 million and income tax benefit was $4.6 million.
Revenues, consisting principally of interest income on loans, increased by $228.4 million in the nine months of 2022, primarily due to increases in interest income from loans of $198.4 million and investment securities of $29.0 million. The increase in interest income from loans reflects (i) a $155.8 million increase from commercial loans, reflecting higher average balances and index rates, partially offset by the timing effect of certain loans being placed on nonaccrual, and (ii) a $42.6 million increase from residential loans principally due to higher average balances reflecting the timing of purchases and securitizations, partially offset by lower average coupon rates. The increase in interest income from investment securities was primarily due to higher commercial and RMBS average investment balances and the effect of higher index rates on certain commercial investments.
Costs and expenses increased by $164.2 million in the nine months of 2022, primarily due to a $157.2 million increase in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio. The increase in interest expense was primarily due to higher average borrowings outstanding and higher average index rates.

Other income increased by $47.2 million in the nine months of 2022, primarily due to (i) a $76.4 million increased gain on sale of foreclosed properties and (ii) a $28.9 million decrease in recognized losses on RMBS investments, partially offset by (iii) a $46.0 million unfavorable change in gain (loss) on residential loan sales and securitizations, net of related interest rate derivatives, and (iv) a $15.0 million unfavorable change in Distributable Earnings (Loss) from an unconsolidated residential mortgage originator.
Income taxes principally relate to the taxable nature of this segment’s residential loan securitization activities which are housed in TRSs. Income taxes decreased $10.2 million to a benefit of $4.6 million in the nine months of 2022 compared to a provision of $5.6 million in the nine months of 2021. This decrease was primarily due to a significant reduction in securitization activity during the nine months of 2022 resulting from elevated market volatility during the period, as compared to a more normalized securitization environment in 2021. This market dislocation resulted in our holding more residential loans and recording net unrealized losses on those loans during the nine months of 2022, which led to a corresponding income tax benefit in the period.
Infrastructure Lending Segment
The Infrastructure Lending Segment’s Distributable Earnings increased by $21.3 million, from $25.1 million during the nine months of 2021 to $46.4 million in the nine months of 2022. After making adjustments for the calculation of Distributable Earnings, revenues were $103.5 million, costs and expenses were $59.2 million and other income was $2.1 million.
Revenues, consisting principally of interest income on loans, increased by $40.1 million in the nine months of 2022, primarily due to an increase in interest income from loans of $38.6 million, principally due to higher average loan balances and index rates.
Costs and expenses increased by $21.9 million in the nine months of 2022, primarily due to an increase in interest expense reflecting higher average borrowings outstanding and higher average index rates.
Other income increased by $3.5 million from a loss in the nine months of 2021 to income in the nine months of 2022, primarily due to a $2.6 million increase in earnings from an unconsolidated entity and a $0.8 million lower loss on extinguishment of debt.
Property Segment
Distributable Earnings by Portfolio (amounts in thousands)

	For the Nine Months Ended September 30,
	2022	2021	Change
Master Lease Portfolio	$12,959	$12,925	$34
Medical Office Portfolio	16,342	15,382	960
Woodstar I Portfolio	—	18,633	(18,633)
Woodstar II Portfolio	—	16,518	(16,518)
Woodstar Fund, net of non-controlling interests	37,136	—	37,136
Other/Corporate	(2,167)	(2,270)	103
Distributable Earnings	$64,270	$61,188	$3,082
The Property Segment’s Distributable Earnings increased by $3.1 million, from $61.2 million during the nine months of 2021 to $64.3 million in the nine months of 2022. After making adjustments for the calculation of Distributable Earnings, revenues were $69.2 million, costs and expenses were $41.4 million, other income was $44.7 million and the deduction of income attributable to non-controlling interests in the Woodstar Fund was $8.2 million.
Revenues decreased by $127.3 million in the nine months of 2022, primarily due to the conversion of the Woodstar Portfolios to the Woodstar Fund on November 5, 2021.
Costs and expenses decreased by $88.4 million in the nine months of 2022, primarily due to the Woodstar Fund conversion referred to above.

Other income increased by $50.2 million from a loss in the nine months of 2021 to income in the nine months of 2022 primarily due to $45.7 million of Distributable Earnings (before non-controlling interests of $8.2 million) from the Woodstar Fund investments in the nine months of 2022.
Investing and Servicing Segment
The Investing and Servicing Segment’s Distributable Earnings decreased by $9.6 million from $106.4 million during the nine months of 2021 to $96.8 million in the nine months of 2022. After making adjustments for the calculation of Distributable Earnings, revenues were $166.0 million, costs and expenses were $92.5 million, other income was $41.0 million, income tax provision was $4.3 million and the deduction of income attributable to non-controlling interests was $13.4 million.
Revenues decreased by $0.8 million in the nine months of 2022.
Costs and expenses increased by $0.2 million in the nine months of 2022.
Other income decreased by $11.9 million in the nine months of 2022, primarily due to (i) a $44.2 million decrease in realized gains on conduit loans, partially offset by (ii) a $30.6 million increase in realized gains on derivatives, principally related to conduit loans.
Income taxes, which principally relate to the taxable nature of this segment’s loan servicing and loan securitization businesses which are housed in TRSs, decreased $2.9 million due to lower taxable income of those TRSs during the nine months of 2022.
Income attributable to non-controlling interests decreased $0.4 million.
Corporate
Corporate loss increased by $29.8 million, from $149.6 million during the nine months of 2021 to $179.4 million in the nine months of 2022, primarily due to (i) a $19.6 million increase in interest expense on higher average outstanding term loan and unsecured senior note balances, (ii) a $7.3 million increase in base management fees and (iii) a $2.4 million decrease in realized gains on fixed-to-floating interest rate swaps which hedge a portion of our unsecured senior notes.
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

Sources of Liquidity
Our primary sources of liquidity are as follows:
Cash Flows for the Nine Months Ended September 30, 2022 (amounts in thousands)

	GAAP	VIE Adjustments	Excluding Securitization VIEs
Net cash provided by operating activities	$844,734	$(1,960)	$842,774
Cash Flows from Investing Activities:
Origination, purchase and funding of loans held-for-investment	(5,007,398)	—	(5,007,398)
Proceeds from principal collections and sale of loans	1,911,325	—	1,911,325
Purchase and funding of investment securities	(86,058)	(289,833)	(375,891)
Proceeds from sales and collections of investment securities	19,431	64,555	83,986
Proceeds from sales of real estate	166,424	—	166,424
Purchases and additions to properties and other assets	(17,295)	—	(17,295)
Net cash flows from other investments and assets	157,173	—	157,173
Net cash used in investing activities	(2,856,398)	(225,278)	(3,081,676)
Cash Flows from Financing Activities:
Proceeds from borrowings	11,603,576	—	11,603,576
Principal repayments on and repurchases of borrowings	(8,751,730)	(299)	(8,752,029)
Payment of deferred financing costs	(48,847)	—	(48,847)
Proceeds from common stock issuances, net of offering costs	33,960	—	33,960
Payment of dividends	(442,794)	—	(442,794)
Contributions from non-controlling interests	21,926	—	21,926
Distributions to non-controlling interests	(37,847)	—	(37,847)
Repayment of debt of consolidated VIEs	(290,132)	290,132	—
Distributions of cash from consolidated VIEs	64,555	(64,555)	—
Net cash provided by financing activities	2,152,667	225,278	2,377,945
Net increase in cash, cash equivalents and restricted cash	141,003	(1,960)	139,043
Cash, cash equivalents and restricted cash, beginning of period	321,914	(590)	321,324
Effect of exchange rate changes on cash	(1,637)	—	(1,637)
Cash, cash equivalents and restricted cash, end of period	$461,280	$(2,550)	$458,730
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
Cash and cash equivalents increased by $139.0 million during the nine months ended September 30, 2022, reflecting net cash provided by financing activities of $2.4 billion and operating activities of $842.8 million, partially offset by net cash used in investing activities of $3.1 billion.
Net cash provided by operating activities of $842.8 million during the nine months ended September 30, 2022 related primarily to cash interest income of $641.3 million from our loans and $139.5 million from our investment securities, sales and principal collections, net of purchases and originations, of loans held-for-sale of $351.8 million and net change in operating assets and liabilities of $269.9 million. Net rental income provided cash of $61.4 million and servicing fees provided cash of $41.8 million. Offsetting these cash inflows was cash interest expense of $424.0 million, management fees of $107.0 million and general and administrative expenses of $90.6 million.
Net cash used in investing activities of $3.1 billion for the nine months ended September 30, 2022 related primarily to the origination and acquisition of loans held-for-investment of $5.0 billion and the purchase and funding of investment securities of $375.9 million, partially offset by proceeds received from principal collections and sales of loans of $1.9 billion and investment securities of $84.0 million and sales of operating properties for $166.4 million.
Net cash provided by financing activities of $2.4 billion for the nine months ended September 30, 2022 related primarily to borrowings on our debt, net of repayments and deferred loan costs, of $2.8 billion, partially offset by dividend distributions of $442.8 million.
Our Investment Portfolio
The following is a review of our investment portfolio by segment.
Commercial and Residential Lending Segment
The following table sets forth the amount of each category of investments we owned across various property types within our Commercial and Residential Lending Segment as of September 30, 2022 and December 31, 2021 (dollars in thousands):

	Face Amount	Carrying Value		Asset Specific Financing	Net Investment	Unlevered Return on Asset (6)
September 30, 2022
First mortgages (1)	$15,253,973	$15,164,460		$11,087,584	$4,076,876	5.9%
Subordinated mortgages (2)	70,966	69,793		—	69,793	13.9%
Mezzanine loans (1)	435,818	438,457		—	438,457	12.7%
Residential loans, fair value option	54,569	53,176		33,020	20,156	5.8%	(5)
Other loans	59,850	58,694		—	58,694	13.3%
Loans held-for-sale, fair value option, residential	2,340,929	2,125,827		1,552,502	573,325	4.7%	(5)
RMBS, available-for-sale	205,834	116,577		80,046	36,531	11.4%
RMBS, fair value option	326,274	418,480	(3)	104,074	314,406	9.9%
CMBS, fair value option	102,900	97,144	(3)	49,798	47,346	5.3%
HTM debt securities (4)	674,501	677,685		133,142	544,543	6.8%
Credit loss allowance	—	(65,719)		—	(65,719)
Equity security	10,200	9,343		—	9,343
Investments in unconsolidated entities	N/A	34,319		—	34,319
Properties, net	N/A	214,896		87,750	127,146
	$19,535,814	$19,413,132		$13,127,916	$6,285,216

December 31, 2021
First mortgages (1)	$13,057,621	$12,981,196		$9,116,486	$3,864,710	5.2%
Subordinated mortgages (2)	72,371	70,771		—	70,771	11.8%
Mezzanine loans (1)	415,155	417,504		—	417,504	10.9%
Residential loans, fair value option	60,133	59,225		36,934	22,291	6.0%	(5)
Other loans	19,029	17,424		—	17,424	13.3%
Loans held-for-sale, fair value option, residential	2,525,910	2,590,005		1,808,372	781,633	4.2%	(5)
RMBS, available-for-sale	221,806	143,980		97,354	46,626	11.8%
RMBS, fair value option	127,437	250,424	(3)	37,213	213,211	12.6%
CMBS, fair value option	102,900	98,211	(3)	49,798	48,413	5.2%
HTM debt securities (4)	655,557	656,915		113,143	543,772	6.7%
Credit loss allowance	—	(52,302)		—	(52,302)
Equity security	12,366	11,624		—	11,624
Investments in unconsolidated entities	N/A	44,938		—	44,938
Properties, net	N/A	124,503		49,483	75,020
	$17,270,285	$17,414,418		$11,308,783	$6,105,635
__________________________________________
(1)First mortgages include first mortgage loans and any contiguous mezzanine loan components because as a whole, the expected credit quality of these loans is more similar to that of a first mortgage loan. The application of this methodology resulted in mezzanine loans with carrying values of $1.2 billion and $1.4 billion being classified as first mortgages as of September 30, 2022 and December 31, 2021, respectively.
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
(6)Calculated using applicable index rates for variable rate investments as of the respective period end and excludes loans for which interest income is not recognized.
As of September 30, 2022 and December 31, 2021, our Commercial and Residential Lending Segment’s investment portfolio, excluding residential loans, RMBS, properties and other investments, had the following characteristics based on carrying values:

Collateral Property Type	September 30, 2022	December 31, 2021
Multifamily	33.6%	27.3%
Office	23.4%	29.5%
Hotel	16.5%	19.0%
Mixed Use	9.6%	11.5%
Industrial	5.5%	5.6%
Residential	1.8%	1.6%
Retail	1.7%	2.1%
Other	7.9%	3.4%
	100.0%	100.0%

Geographic Location	September 30, 2022	December 31, 2021
U.S. Regions:
South East	16.9%	12.9%
North East	16.3%	20.0%
South West	15.8%	13.0%
West	12.4%	15.1%
Mid Atlantic	9.4%	10.8%
Midwest	2.8%	3.4%
International:
United Kingdom	12.7%	15.8%
Other Europe	4.8%	5.1%
Bahamas/Bermuda	1.8%	2.1%
Australia	7.1%	1.8%
	100.0%	100.0%

Infrastructure Lending Segment
The following table sets forth the amount of each category of investments we owned within our Infrastructure Lending Segment as of September 30, 2022 and December 31, 2021 (dollars in thousands):

	Face Amount	Carrying Value	Asset Specific Financing	Net Investment	Unlevered Return on Asset (1)
September 30, 2022
First priority infrastructure loans and HTM securities	$2,513,394	$2,471,992	$1,908,888	$563,104	7.0%
Credit loss allowance	—	(30,820)	—	(30,820)
Investments in unconsolidated entities	—	29,347	—	29,347
	$2,513,394	$2,470,519	$1,908,888	$561,631

December 31, 2021
First priority infrastructure loans and HTM securities	$2,116,836	$2,082,927	$1,630,866	$452,061	5.1%
Credit loss allowance	—	(23,578)	—	(23,578)
Investments in unconsolidated entities	—	26,255	—	26,255
	$2,116,836	$2,085,604	$1,630,866	$454,738
__________________________________________
(1)Calculated using applicable index rates for variable rate investments as of the respective period end and excludes loans for which interest income is not recognized.
As of September 30, 2022 and December 31, 2021, our Infrastructure Lending Segment’s investment portfolio had the following characteristics based on carrying values:

Collateral Type	September 30, 2022	December 31, 2021
Natural gas power	61.7%	61.0%
Midstream/downstream oil & gas	37.0%	33.2%
Renewable power	—%	1.8%
Other thermal power	1.3%	4.0%
	100.0%	100.0%

Geographic Location	September 30, 2022	December 31, 2021
U.S. Regions:
North East	39.4%	41.5%
South West	21.3%	19.5%
Midwest	21.0%	18.9%
South East	7.4%	8.8%
West	4.6%	4.3%
Other	2.0%	2.1%
Mid-Atlantic	1.8%	1.6%
International:
Mexico	1.7%	2.0%
Other	0.8%	1.3%
	100.0%	100.0%

Property Segment
The following table sets forth the amount of each category of investments held within our Property Segment as of September 30, 2022 and December 31, 2021 (amounts in thousands):

	September 30, 2022	December 31, 2021
Properties, net	$868,454	$887,553
Lease intangibles, net	29,609	33,151
Woodstar Fund	1,669,265	1,040,309
	$2,567,328	$1,961,013
The following table sets forth our net investment and other information regarding the Property Segment’s properties and lease intangibles as of September 30, 2022 (dollars in thousands):

	Carrying Value	Asset Specific Financing	Net Investment	Occupancy Rate	Weighted Average Remaining Lease Term
Office—Medical Office Portfolio	$764,832	$595,851	$168,981	91.5%	5.8 years
Retail—Master Lease Portfolio	343,790	193,287	150,503	100.0%	19.6 years
Subtotal—undepreciated carrying value	1,108,622	789,138	319,484
Accumulated depreciation and amortization	(210,559)	—	(210,559)
Net carrying value	$898,063	$789,138	$108,925
As of September 30, 2022 and December 31, 2021, our Property Segment’s investment portfolio had the following geographic characteristics based on carrying values:

Geographic Location	September 30, 2022	December 31, 2021
South East	80.7%	77.4%
South West	5.3%	6.2%
Midwest	5.1%	6.0%
North East	4.9%	5.7%
West	4.0%	4.7%
	100.0%	100.0%

Investing and Servicing Segment
The following table sets forth the amount of each category of investments we owned within our Investing and Servicing Segment as of September 30, 2022 and December 31, 2021 (amounts in thousands):

	Face Amount	Carrying Value		Asset Specific Financing		Net Investment
September 30, 2022
CMBS, fair value option	$2,781,327	$1,183,831	(1)	$407,931	(2)	$775,900
Intangible assets - servicing rights	N/A	59,581	(3)	—		59,581
Lease intangibles, net	N/A	9,723		—		9,723
Loans held-for-sale, fair value option, commercial	82,223	79,857		60,329		19,528
Loans held-for-investment	9,660	9,660		—		9,660
Investments in unconsolidated entities	N/A	35,494	(4)	—		35,494
Properties, net	N/A	134,076		144,149		(10,073)
	$2,873,210	$1,512,222		$612,409		$899,813
December 31, 2021
CMBS, fair value option	$2,694,413	$1,165,395	(1)	$380,004	(2)	$785,391
Intangible assets - servicing rights	N/A	58,899	(3)	—		58,899
Lease intangibles, net	N/A	11,342		—		11,342
Loans held-for-sale, fair value option, commercial	289,761	286,795		173,430		113,365
Loans held-for-investment	9,903	9,903		—		9,903
Investments in unconsolidated entities	N/A	34,160	(4)	—		34,160
Properties, net	N/A	154,331		160,803		(6,472)
	$2,994,077	$1,720,825		$714,237		$1,006,588
______________________________________________

(1)Includes $1.16 billion and $1.14 billion of CMBS eliminated in consolidation against VIE liabilities pursuant to ASC 810 as of September 30, 2022 and December 31, 2021. Also includes $200.0 million and $182.6 million of non-controlling interests in the consolidated entities which hold certain of these CMBS as of September 30, 2022 and December 31, 2021, respectively.
(2)Includes $43.2 million and $35.8 million of non-controlling interests in the consolidated entities which hold certain debt balances as of September 30, 2022 and December 31, 2021, respectively.
(3)Includes $41.6 million and $42.1 million of servicing rights intangibles eliminated in consolidation against VIE assets pursuant to ASC 810 as of September 30, 2022 and December 31, 2021, respectively.
(4)Includes $16.0 million and $15.3 million of investments in unconsolidated entities eliminated in consolidation against VIE assets pursuant to ASC 810 as of September 30, 2022 and December 31, 2021, respectively.

Our REIS Equity Portfolio, as described in Note 6 to the Condensed Consolidated Financial Statements, had the following characteristics based on carrying values as of September 30, 2022 and December 31, 2021, respectively:

Property Type	September 30, 2022	December 31, 2021
Retail	44.4%	37.9%
Office	27.5%	37.4%
Mixed Use	10.4%	9.0%
Self-storage	9.2%	8.0%
Multifamily	6.1%	5.4%
Hotel	2.4%	2.3%
	100.0%	100.0%

Geographic Location	September 30, 2022	December 31, 2021
North East	35.7%	31.8%
West	20.0%	18.1%
Mid Atlantic	19.4%	14.5%
Midwest	11.1%	10.1%
South West	7.7%	6.6%
South East	6.1%	18.9%
	100.0%	100.0%

New Credit Facilities and Amendments
Refer to Note 10 of our Condensed Consolidated Financial Statements for a detailed discussion of new credit facilities and amendments to existing credit facilities executed since December 31, 2021.
Secured Borrowings
The following table is a summary of our secured borrowings as of September 30, 2022 (dollars in thousands):

	Current Maturity		Extended Maturity (a)		Weighted Average Pricing		Pledged Asset Carrying Value		Maximum Facility Size		Outstanding Balance		Approved but Undrawn Capacity (b)	Unallocated Financing Amount (c)
Repurchase Agreements:
Commercial Loans	Jun 2023 to Jun 2027	(d)	Sep 2025 to Dec 2030	(d)	Index + 2.09%	(e)	$10,854,556		$12,291,964	(f)	$7,971,502		$77,706	$4,242,756
Residential Loans	May 2023 to Dec 2023		May 2023 to Dec 2024		Index + 2.10%		1,633,554		2,502,614		1,407,163		—	1,095,451
Infrastructure Loans	Sep 2024		Sep 2026		SOFR + 2.07%		379,346		650,000		316,737		—	333,263
Conduit Loans	Feb 2023 to Jun 2025		Feb 2024 to Jun 2026		SOFR + 2.28%		79,857		350,000		60,941		—	289,059
CMBS/RMBS	Jun 2023 to Apr 2032	(g)	Jun 2023 to Oct 2032	(g)	(h)		1,485,618		1,113,025		787,020	(i)	—	326,005
Total Repurchase Agreements							14,432,931		16,907,603		10,543,363		77,706	6,286,534
Other Secured Financing:
Borrowing Base Facility	Nov 2024		Oct 2026		SOFR + 2.11%		23,226		750,000	(j)	2,000		15,415	732,585
Commercial Financing Facilities	Dec 2023 to Aug 2025		Aug 2027 to Dec 2030		Index + 1.77%		348,619		445,295	(k)	271,918		—	173,377
Residential Financing Facility	Mar 2024		Mar 2027		SOFR + 2.45%		545,450		500,000		179,418		302,739	17,843
Infrastructure Financing Facilities	Jun 2025 to Oct 2025		Jun 2027 to Jul 2032		Index + 2.16%		1,002,010		1,550,000		790,995		—	759,005
Property Mortgages - Fixed rate	Nov 2024 to Sep 2029	(l)	N/A		4.48%		381,440		275,800		275,800		—	—
Property Mortgages - Variable rate	Nov 2022 to Mar 2025		N/A		(m)		767,293		733,750		730,315		—	3,435
Term Loan and Revolver	(n)		N/A		(n)		N/A	(n)	932,763		782,763		150,000	—
STWD 2022-FL3 CLO	Nov 2038		N/A		SOFR + 1.64%		1,010,268		842,500		842,500		—	—
STWD 2021-HTS SASB	Apr 2034		N/A		LIBOR + 2.22%		230,923		210,091		210,091		—	—
STWD 2021-FL2 CLO	Apr 2038		N/A		LIBOR + 1.50%		1,282,627		1,077,375		1,077,375		—	—
STWD 2019-FL1 CLO	Jul 2038		N/A		SOFR + 1.40%		921,634		755,482		755,482		—	—
STWD 2021-SIF2 CLO	Jan 2033		N/A		SOFR + 1.89%		508,186		410,000		410,000		—	—
STWD 2021-SIF1 CLO	Apr 2032		N/A		LIBOR + 1.81%		508,667		410,000		410,000		—	—
Total Other Secured Financing							7,530,343		8,893,056		6,738,657		468,154	1,686,245
							$21,963,274		$25,800,659		$17,282,020		$545,860	$7,972,779
Unamortized net discount											(6,771)
Unamortized deferred financing costs											(88,351)
											$17,186,898
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
(e)Certain facilities with an outstanding balance of $2.7 billion as of September 30, 2022 are indexed to EURIBOR, BBSY, SARON and SONIA. The remainder are indexed to USD LIBOR and SOFR.
(f)Certain facilities with an aggregate initial maximum facility size of $11.7 billion may be increased to $12.3 billion, subject to certain conditions. The $12.3 billion amount includes such upsizes.
(g)Certain facilities with an outstanding balance of $368.9 million as of September 30, 2022 carry a rolling 11-month or 12-month term which may reset monthly or quarterly with the lender's consent. These facilities carry no maximum facility size.
(h)A facility with an outstanding balance of $263.9 million as of September 30, 2022 has a weighted average fixed annual interest rate of 3.27%. All other facilities are variable rate with a weighted average rate of Index + 1.96%.

(i)Includes: (i) $263.9 million outstanding on a repurchase facility that is not subject to margin calls; and (ii) $43.2 million outstanding on one of our repurchase facilities that represents the 49% pro rata share owed by a non-controlling partner in a consolidated joint venture (see Note 15 to the Condensed Consolidated Financial Statements).
(j)The maximum facility size as of September 30, 2022 of $650.0 million is scheduled to decline to $450.0 million as of December 31, 2022 and may be increased to $750.0 million, subject to certain conditions.
(k)Certain facilities with an aggregate initial maximum facility size of $345.3 million may be increased to $445.3 million, subject to certain conditions. The $445.3 million amount includes such upsizes.
(l)The weighted average maturity is 4.8 years as of September 30, 2022.
(m)Includes a $600.0 million first mortgage and mezzanine loan secured by our Medical Office Portfolio. This debt has a weighted average interest rate of LIBOR + 2.07% that we swapped to a fixed rate of 3.34%. The remainder have a weighted average rate of Index + 2.26%.
(n)Consists of: (i) a $782.8 million term loan facility that matures in July 2026, of which $388.0 million has an annual interest rate of LIBOR + 2.50% and $394.8 million has an annual interest rate of LIBOR + 3.25%, subject to a 0.75% LIBOR floor, and (ii) a $150.0 million revolving credit facility that matures in April 2026 with an annual interest rate of SOFR + 2.50%. These facilities are secured by the equity interests in certain of our subsidiaries which totaled $5.0 billion as of September 30, 2022.

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

Quarter Ended	Quarter-End Balance	Weighted-Average Balance During Quarter	Variance	Explanations for Significant Variances
December 31, 2021	15,288,261	14,428,687	859,574	(a)
March 31, 2022	15,419,344	15,645,668	(226,324)	(b)
June 30, 2022	17,008,158	16,151,019	857,139	(c)
September 30, 2022	17,282,020	17,521,495	(239,475)	(d)
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
(d)Variance primarily due to late quarter timing of debt pay downs from excess cash.
Borrowings under Unsecured Senior Notes
During the three months ended September 30, 2022 and 2021, the weighted average effective borrowing rate on our unsecured senior notes was 4.7% and 5.0%, respectively. During the nine months ended September 30, 2022 and 2021, the weighted average effective borrowing rate on our unsecured senior notes was 4.8% and 5.2%, respectively. The effective borrowing rate includes the effects of underwriter purchase discount.
Refer to Note 11 to the Condensed Consolidated Financial Statements for further disclosure regarding the terms of our unsecured senior notes.

Scheduled Principal Repayments on Investments and Overhang on Financing Facilities
The following scheduled and/or projected principal repayments on our investments were based on amounts outstanding and extended contractual maturities of those investments as of September 30, 2022. The projected and/or required repayments of financing were based on the earlier of (i) the extended contractual maturity of each credit facility or (ii) the extended contractual maturity of each of the investments that have been pledged as collateral under the respective credit facility (amounts in thousands):

	Scheduled Principal Repayments on Loans and HTM Securities	Scheduled/Projected Principal Repayments on RMBS and CMBS	Projected/Required Repayments of Financing	Scheduled Principal Inflows Net of Financing Outflows
Fourth Quarter 2022	$730,880	$6,145	$(381,375)	$355,650
First Quarter 2023	321,536	6,093	(189,566)	138,063
Second Quarter 2023	702,348	35,943	(1,591,264)	(852,973)	(1)
Third Quarter 2023	548,068	3,507	(774,100)	(222,525)	(2)
Total	$2,302,832	$51,688	$(2,936,305)	$(581,785)
__________________________________________________
(1)Shortfall primarily relates to $850.0 million of repayments under a Residential Loans repurchase facility that carries a one-year term which we can extend every three months with the lender’s consent.
(2)Shortfall primarily relates to $355.8 million of repayments under a securities facility which carries a rolling 12-month term that we have historically extended, and intend to continue to extend with the lender’s consent.
In the normal course of business, the Company is in discussions with its lenders to extend, amend or replace any financing facilities which contain near term expirations.
Issuances of Equity Securities
We may raise funds through capital market transactions by issuing capital stock. There can be no assurance, however, that we will be able to access the capital markets at any particular time or on any particular terms. We have authorized 100,000,000 shares of preferred stock and 500,000,000 shares of common stock. At September 30, 2022, we had 100,000,000 shares of preferred stock available for issuance and 190,416,377 shares of common stock available for issuance.
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

The Company’s board of directors declared the following dividends during the nine months ended September 30, 2022:

Declaration Date	Record Date	Payment Date	Amount	Frequency
9/16/22	9/30/22	10/14/22	$0.48	Quarterly
6/15/22	6/30/22	7/15/22	$0.48	Quarterly
3/14/22	3/31/22	4/15/22	$0.48	Quarterly
Contractual Obligations and Commitments
Our material contractual obligations and commitments as of September 30, 2022 are as follows (amounts in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Secured financings (a)	$13,576,572	$1,424,638	$3,149,865	$6,861,816	$2,140,253
CLOs and SASB (b)	3,705,448	721,732	906,976	1,979,332	97,408
Unsecured senior notes	2,350,000	250,000	1,200,000	900,000	—
Future loan commitments:
Commercial Lending (c)	2,495,912	1,644,136	801,840	49,936	—
Residential Lending (d)	51,600	51,600	—	—	—
Infrastructure Lending (e)	156,730	156,730	—	—	—
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

(c)Excludes $314.3 million of loan funding commitments in which management projects the Company will not be obligated to fund in the future due to repayments made by the borrower earlier than, or in excess of, expectations.

(d)Represents outstanding residential loan purchase commitments.

(e)Represents contractual commitments of $138.6 million under revolvers and letters of credit and $18.2 million of outstanding infrastructure loan purchase commitments.
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
We seek to further manage credit risk associated with our Investing and Servicing Segment loans held-for-sale through the purchase of credit instruments. The following table presents our credit instruments as of September 30, 2022 and December 31, 2021 (dollars in thousands):

	Face Value of Loans Held-for-Sale	Aggregate Notional Value of Credit Instruments	Number of Credit Instruments
September 30, 2022	$11,700	$49,000	3
December 31, 2021	$289,761	$49,000	3
Interest Rate Risk
Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. We are subject to interest rate risk in connection with our investments and the related financing obligations. In general, we seek to match the interest rate characteristics of our investments with the interest rate characteristics of any related financing obligations such as repurchase agreements, bank credit facilities, term loans, revolving facilities and securitizations. In instances where the interest rate characteristics of an investment and the related financing obligation are not matched, we mitigate such interest rate risk through the utilization of interest rate derivatives of the same duration. The following table presents financial instruments where we have utilized interest rate derivatives to hedge interest rate risk and the related interest rate derivatives as of September 30, 2022 and December 31, 2021 (dollars in thousands):

	Face Value of Hedged Instruments	Aggregate Notional Value of Credit Instruments	Number of Credit Instruments
Instrument hedged as of September 30, 2022
Loans held-for-sale	$2,352,629	$2,709,000	33
RMBS, available-for-sale	205,834	85,000	2
CMBS, fair value option	88,193	58,800	2
HTM debt securities	12,580	12,580	1
Secured financing agreements	676,626	1,466,043	9
Unsecured senior notes	1,000,000	970,000	2
	$4,335,862	$5,301,423	49
Instrument hedged as of December 31, 2021
Loans held-for-sale	$2,815,671	$2,135,800	62
RMBS, available-for-sale	221,806	85,000	2
CMBS, fair value option	79,651	71,000	2
HTM debt securities	14,283	14,283	1
Secured financing agreements	754,620	1,425,396	10
Unsecured senior notes	500,000	470,000	1
	$4,386,031	$4,201,479	78
The following table summarizes the estimated annual change in net investment income for our variable rate investments and our variable rate debt assuming increases or decreases in LIBOR or other applicable index rates and adjusted for the effects of our interest rate hedging activities (amounts in thousands):

Income (Expense) Subject to Interest Rate Sensitivity	Variable rate investments and indebtedness (1)	0.25% Decrease	0.50% Increase	1.00% Increase	1.50% Increase
Investment income from variable rate investments	$18,216,117	$(45,497)	$91,081	$182,161	$273,242
Interest expense from variable rate debt, net of interest rate derivatives	(13,330,018)	35,390	(70,241)	(140,207)	(209,904)
Net investment income from variable rate instruments	$4,886,099	$(10,107)	$20,840	$41,954	$63,338
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

As of September 30, 2022, daily compounded SONIA is utilized as the floating benchmark rate on $2.1 billion of our loans and $1.6 billion of our debt outstanding, while SOFR is utilized as the floating benchmark rate on $4.6 billion of our loans and $7.3 billion of our debt outstanding.

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
The following table represents our assets and liabilities that are denominated in foreign currencies as well as our expected future net interest receipts (amounts in thousands):

	September 30, 2022
	GBP	EUR	AUD		CHF
Foreign currency assets	£1,905,878	€769,864	A$	1,836,859	Fr.	41,130
Foreign currency liabilities	(1,404,087)	(252,864)	(1,368,374)		(29,611)
Foreign currency contracts - notional, net	(574,948)	(589,985)	(667,134)		(15,128)
Expected future net interest cash flows	73,157	72,985	198,649		3,609
Net exposure to exchange rate fluctuations	£—	€—	A$	—	Fr.	—
Net exposure to exchange rate fluctuations in USD (1)	$—	$—		$—		$—
______________________________________________________________________________________________________________________

(1)     Represents the U.S. dollar equivalent using the GBP closing rate of 1.1160, EUR closing rate of 0.9803, AUD closing rate of 0.6402 and CHF closing rate of 1.0134 as of September 30, 2022.

Substantially all of our net asset exposure to the GBP, EUR, AUD and CHF has been hedged with foreign currency forward contracts as of September 30, 2022, as indicated in the table above. Refer to Note 13 of the Condensed Consolidated Financial Statements for further detail regarding our foreign currency derivatives and their contractual maturities.

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
Changes in Internal Control Over Financial Reporting. No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
There were no unregistered sales of securities during the three months ended September 30, 2022.
Issuer Purchases of Equity Securities
There were no purchases of common stock during the three months ended September 30, 2022.
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

STARWOOD PROPERTY TRUST, INC.

Date: November 9, 2022	By:	/s/ BARRY S. STERNLICHT
Barry S. Sternlicht Chief Executive Officer Principal Executive Officer

Date: November 9, 2022	By:	/s/ RINA PANIRY
Rina Paniry Chief Financial Officer, Treasurer, Chief Accounting Officer and Principal Financial Officer