Form 10-K
period 2022-12-31
STARWOOD PROPERTY TRUST, INC.
filed 2023-03-01
CIK 1465128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Emerging growth company ☐
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2022, the aggregate market value of the voting stock held by non-affiliates was $6,159,104,550 based on the reported last sale price of our common stock on June 30, 2022. Shares of our common stock held by affiliates, which includes officers and directors of the registrant, have been excluded from this calculation. This calculation does not reflect a determination that persons are affiliates for any other purposes.
The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of February 24, 2023 was 310,649,263.
DOCUMENTS INCORPORATED BY REFERENCE
Documents Incorporated By Reference: The information required by Part III of this Form 10-K, to the extent not set forth herein or by amendment, is incorporated by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or prior to May 1, 2023.

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
•the duration and extent of the ongoing effects of the COVID-19 pandemic, including variants and resurgences, or any future pandemic or similar outbreak, on the global economy, our operations and financial performance and the operations and financial performance of the borrowers underlying our real estate-related assets and infrastructure loans and tenants of our owned properties;
•national and local economic and business conditions, including as a result of the ongoing impact of the COVID-19 pandemic;
•the occurrence of certain geo-political events (such as wars, terrorist attacks and tensions between states) that affect the normal and peaceful course of international relations (such as the war between Russia and Ukraine);
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

PART I
Item 1. Business.
The following description of our business should be read in conjunction with the information included elsewhere in this Form 10‑K for the year ended December 31, 2022. This discussion contains forward‑looking statements that involve risks and uncertainties. Actual results could differ significantly from the results discussed in the forward‑looking statements due to the factors set forth in “Risk Factors” and elsewhere in this Form 10‑K. References in this Form 10‑K to “we,” “our,” “us,” or the “Company” refer to Starwood Property Trust, Inc. and its subsidiaries.
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

We have four reportable business segments as of December 31, 2022 and we refer to the investments within these segments as our target assets:
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

•loan sales, syndications, securitizations and/or collateralized loan obligation ("CLO") transactions; and

•public or private offerings of our equity and/or debt.

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
Refer to the section entitled “Risk Factors” in Part I, Item 1A of this Form 10-K for a discussion of the potential impacts on us from the ongoing COVID-19 pandemic.

Commercial and Residential Lending Segment
The following table sets forth the amount of each category of investments we owned across various property types within our Commercial and Residential Lending Segment as of December 31, 2022 and 2021 (dollars in thousands):

	Face Amount	Carrying Value		Asset Specific Financing	Net Investment	Unlevered Return on Asset (6)
December 31, 2022
First mortgages (1)	$15,638,781	$15,552,875		$10,883,417	$4,669,458	8.2%
Subordinated mortgages (2)	72,118	71,100		—	71,100	14.6%
Mezzanine loans (1)	442,339	445,363		—	445,363	14.1%
Other loans	59,393	58,393		—	58,393	12.0%
Loans held-for-sale, fair value option, residential	3,092,915	2,763,458		2,155,078	608,380	4.5%	(5)
RMBS, available-for-sale	202,818	113,386		74,798	38,588	11.0%
RMBS, fair value option	326,274	423,183	(3)	166,560	256,623	12.1%
CMBS, fair value option	102,900	97,218	(3)	49,798	47,420	8.4%
HTM debt securities (4)	603,497	607,438		133,143	474,295	9.4%
Credit loss allowance	N/A	(88,973)		—	(88,973)
Equity security	11,057	9,840		—	9,840
Investments in unconsolidated entities	N/A	25,326		—	25,326
Properties, net	N/A	463,492		204,387	259,105
	$20,552,092	$20,542,099		$13,667,181	$6,874,918

December 31, 2021
First mortgages (1)	$13,057,621	$12,981,196		$9,116,486	$3,864,710	5.2%
Subordinated mortgages (2)	72,371	70,771		—	70,771	11.8%
Mezzanine loans (1)	415,155	417,504		—	417,504	10.9%
Residential loans, fair value option	60,133	59,225		36,934	22,291	6.0%	(5)
Other loans	19,029	17,424		—	17,424	13.3%
Loans held-for-sale, fair value option, residential	2,525,910	2,590,005		1,808,372	781,633	4.2%	(5)
Loans held-for-sale, commercial	—	—		—	—	—%
RMBS, available-for-sale	221,806	143,980		97,354	46,626	11.8%
RMBS, fair value option	127,437	250,424	(3)	37,213	213,211	12.6%
CMBS, fair value option	102,900	98,211	(3)	49,798	48,413	5.2%
HTM debt securities (4)	655,557	656,915		113,143	543,772	6.7%
Credit loss allowance	N/A	(52,302)		—	(52,302)
Equity security	12,366	11,624		—	11,624
Investments in unconsolidated entities	N/A	44,938		—	44,938
Properties, net	N/A	124,503		49,483	75,020
	$17,270,285	$17,414,418		$11,308,783	$6,105,635
__________________________________________
(1)First mortgages include first mortgage loans and any contiguous mezzanine loan components because as a whole, the expected credit quality of these loans is more similar to that of a first mortgage loan. The application of this methodology resulted in mezzanine loans with carrying values of $1.3 billion and $1.4 billion being classified as first mortgages as of December 31, 2022 and 2021, respectively.

(2)Subordinated mortgages include B-Notes and junior participation in first mortgages where we do not own the senior A-Note or senior participation. If we own both the A-Note and B-Note, we categorize the loan as a first mortgage loan.
(3)Eliminated in consolidation against VIE liabilities pursuant to Accounting Standards Codification (“ASC”) 810.
(4)CMBS held-to-maturity (“HTM”) and mandatorily redeemable preferred equity interests in commercial real estate entities.
(5)Represents the weighted average coupon of residential mortgage loans.
(6)Calculated using applicable index rates for variable rate investments as of the respective period end and excludes loans for which interest income is not recognized. In addition to cash coupon, unlevered return includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees.
As of December 31, 2022 and 2021, our Commercial and Residential Lending Segment’s investment portfolio, excluding residential loans, RMBS, properties and other investments, had the following characteristics based on carrying values:

Collateral Property Type	December 31, 2022	December 31, 2021
Multifamily	33.3%	27.3%
Office	23.1%	29.5%
Hotel	16.5%	19.0%
Mixed Use	9.7%	11.5%
Industrial	6.0%	5.6%
Residential	1.8%	1.6%
Retail	1.6%	2.1%
Other	8.0%	3.4%
	100.0%	100.0%

Geographic Location	December 31, 2022	December 31, 2021
U.S. Regions:
South East	16.7%	12.9%
North East	16.0%	20.0%
South West	15.6%	13.0%
West	10.3%	15.1%
Mid Atlantic	9.3%	10.8%
Midwest	2.7%	3.4%
International:
United Kingdom	13.8%	15.8%
Other Europe	6.4%	5.1%
Australia	7.4%	1.8%
Bahamas/Bermuda	1.8%	2.1%
	100.0%	100.0%

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
As of December 31, 2022, commercial loans held‑for‑investment and HTM securities had a weighted‑average expected maturity of 1.7 years, inclusive of extension options that management believes are probable of exercise.

Infrastructure Lending Segment

The following table sets forth the amount of each category of investments we owned within our Infrastructure Lending Segment as of December 31, 2022 and 2021 (dollars in thousands):

	Face Amount	Carrying Value	Asset Specific Financing	Net Investment	Unlevered Return on Asset (1)
December 31, 2022
First priority infrastructure loans and HTM securities	$2,474,994	$2,432,758	$1,856,692	$576,066	9.1%
Credit loss allowance	N/A	(13,622)	—	(13,622)
Investments in unconsolidated entities	N/A	47,078	—	47,078
	$2,474,994	$2,466,214	$1,856,692	$609,522

December 31, 2021
First priority infrastructure loans and HTM securities	$2,116,836	$2,082,927	$1,630,866	$452,061	5.1%
Credit loss allowance	N/A	(23,578)	—	(23,578)
Investments in unconsolidated entities	N/A	26,255	—	26,255
	$2,116,836	$2,085,604	$1,630,866	$454,738
__________________________________________
(1)Calculated using applicable index rates for variable rate investments in place as of the respective period end and excludes investments for which interest income is not recognized. In addition to cash coupon, unlevered return includes the amortization of deferred purchase discounts.

As of December 31, 2022 and 2021, our Infrastructure Lending Segment’s investment portfolio had the following characteristics based on carrying values:

Collateral Type	December 31, 2022	December 31, 2021
Natural gas power	61.2%	61.0%
Midstream/downstream oil & gas	37.5%	33.2%
Other thermal power	1.3%	4.0%
Renewable power	—%	1.8%
	100.0%	100.0%

Geographic Location	December 31, 2022	December 31, 2021
U.S. Regions:
North East	39.0%	41.5%
South West	21.9%	19.5%
Midwest	21.9%	18.9%
South East	7.4%	8.8%
West	4.6%	4.3%
Mid-Atlantic	1.8%	1.6%
Other	2.1%	2.1%
International:
Mexico	0.5%	2.0%
Other	0.8%	1.3%
	100.0%	100.0%

As of December 31, 2022, the Infrastructure Lending Segment’s first priority infrastructure loans and HTM securities had a weighted‑average contractual maturity of 3.9 years.

Property Segment

The following table sets forth the amount of each category of investments held within our Property Segment as of December 31, 2022 and 2021 (amounts in thousands):

	December 31, 2022	December 31, 2021
Properties, net	$864,778	$887,553
Lease intangibles, net	28,470	33,151
Woodstar Fund	1,761,002	1,040,309
	$2,654,250	$1,961,013

The following table sets forth our net investment and other information regarding the Property Segment’s properties and lease intangibles as of December 31, 2022 (dollars in thousands):

	Carrying Value	Asset Specific Financing	Net Investment	Occupancy Rate	Weighted Average Remaining Lease Term
Office—Medical Office Portfolio	$768,248	$596,351	$171,897	91.4%	5.7 years
Retail—Master Lease Portfolio	343,790	193,368	150,422	100.0%	19.3 years
Subtotal—undepreciated carrying value	1,112,038	789,719	322,319
Accumulated depreciation and amortization	(218,790)	—	(218,790)
Net carrying value	$893,248	$789,719	$103,529

See Notes 7 and 8 to the Consolidated Financial Statements for a description of the above-referenced Property Segment Portfolios and Woodstar Fund.

As of December 31, 2022 and 2021, our Property Segment’s investment portfolio had the following geographic characteristics based on carrying values:

Geographic Location	December 31, 2022	December 31, 2021
South East	81.2%	77.4%
South West	5.2%	6.2%
Midwest	5.0%	6.0%
North East	4.7%	5.7%
West	3.9%	4.7%
	100.0%	100.0%

Refer to Schedule III included in Item 8 of this Form 10‑K for a detailed listing of the properties held by the Company, including their respective geographic locations.

Investing and Servicing Segment
The following table sets forth the amount of each category of investments we owned within our Investing and Servicing Segment as of December 31, 2022 and 2021 (amounts in thousands):

	Face Amount	Carrying Value		Asset Specific Financing		Net Investment
December 31, 2022
CMBS, fair value option	$2,753,810	$1,165,628	(1)	$405,665	(2)	$759,963
Intangible assets - servicing rights	N/A	56,848	(3)	—		56,848
Lease intangibles, net	N/A	8,791		—		8,791
Loans held-for-sale, fair value option, commercial	23,900	21,136		7,519		13,617
Loans held-for-investment	9,577	9,577		—		9,577
Investments in unconsolidated entities	N/A	33,030	(4)	—		33,030
Properties, net	N/A	121,716		130,072		(8,356)
	$2,787,287	$1,416,726		$543,256		$873,470
December 31, 2021
CMBS, fair value option	$2,694,413	$1,165,395	(1)	$380,004	(2)	$785,391
Intangible assets - servicing rights	N/A	58,899	(3)	—		58,899
Lease intangibles, net	N/A	11,342		—		11,342
Loans held-for-sale, fair value option, commercial	289,761	286,795		173,430		113,365
Loans held-for-investment	9,903	9,903		—		9,903
Investments in unconsolidated entities	N/A	34,160	(4)	—		34,160
Properties, net	N/A	154,331		160,803		(6,472)
	$2,994,077	$1,720,825		$714,237		$1,006,588
______________________________________________
(1)Includes $1.15 billion and $1.14 billion of CMBS eliminated in consolidation against VIE liabilities pursuant to ASC 810 as of December 31, 2022 and 2021, respectively. Also includes $198.9 million and $182.6 million of non-controlling interests in the consolidated entities which hold certain of these CMBS as of December 31, 2022 and 2021, respectively.
(2)Includes $42.8 million and $35.8 million of non-controlling interests in the consolidated entities which hold certain debt balances as of December 31, 2022 and 2021, respectively.
(3)Includes $39.1 million and $42.1 million of servicing rights intangibles eliminated in consolidation against VIE assets pursuant to ASC 810 as of December 31, 2022 and 2021, respectively.
(4)Includes $13.5 million and $15.3 million of investments in unconsolidated entities eliminated in consolidation against VIE assets pursuant to ASC 810 as of December 31, 2022 and 2021, respectively.
As of December 31, 2022, the Investing and Servicing Segment’s CMBS had a weighted-average expected maturity of 6.3 years.

Our Investing and Servicing Segment Property Portfolio (the “REIS Equity Portfolio”), as described in Note 7 to the Consolidated Financial Statements, had the following characteristics based on carrying values as of December 31, 2022 and 2021, respectively:

Property Type	December 31, 2022	December 31, 2021
Retail	49.3%	37.9%
Office	29.6%	37.4%
Mixed Use	11.7%	9.0%
Multifamily	6.8%	5.4%
Hotel	2.6%	2.3%
Self-storage	—%	8.0%
	100.0%	100.0%

Geographic Location	December 31, 2022	December 31, 2021
North East	28.8%	31.8%
West	22.0%	18.1%
Mid Atlantic	21.9%	14.5%
Midwest	12.2%	10.1%
South West	8.3%	6.6%
South East	6.8%	18.9%
	100.0%	100.0%

Regulation
We have elected, and are organized and conduct our operations, to qualify as a REIT under the Code, as further described below. As such, we will generally not be subject to U.S. federal corporate income tax on the portion of our net income that is distributed to stockholders if we distribute at least 90% of our taxable income to our stockholders by prescribed dates and comply with various other requirements imposed by the Code. We also conduct our business so that neither we nor any of our subsidiaries are required to register as an investment company under the 1940 Act. So long as we qualify for an exemption from registration under the 1940 Act, we are not be subject to leverage and other restrictions imposed on registered investment companies.
Our operations in the U.S., Europe and Australia are subject, in certain instances, to supervision and regulation by U.S. and other governmental authorities and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, among other things: (1) regulate credit granting activities; (2) establish maximum interest rates, finance charges and other charges; (3) require disclosures to customers; (4) govern secured transactions; (5) set collection, foreclosure, repossession and claims handling procedures and other trade practices; and (6) regulate affordable housing rental activities. We are required to comply with certain provisions of, among other statutes and regulations, the Dodd-Frank Act, the Gramm-Leach-Bliley Act, the Equal Credit Opportunity Act that are applicable to commercial loans, the Fair Housing Act and U.S. federal and state securities laws and regulations. In addition, we have a subsidiary that is registered with the SEC as an investment adviser and, as a result, we are subject to the anti-fraud provisions of the Investment Advisers Act and to fiduciary duties derived from these provisions that apply to our relationships with that subsidiary’s clients. Although many states do not regulate commercial finance, certain states impose limitations on interest rates and other charges and on certain collection practices and creditor remedies, and require licensing of lenders, financiers and servicers and adequate disclosure of certain contract terms. Further, the assets underlying our infrastructure loans are subject to state and federal laws and regulations applicable to the electric power and oil and gas industries, which laws and regulations govern, among other things, the siting and construction, operation, environmental impacts and revenue streams of such assets.
In our judgment, existing statutes and regulations have not had a material adverse effect on our business. In recent years, legislators in the U.S. and other countries have said that greater regulation of financial institutions is needed, particularly in areas such as risk management, leverage and disclosure. While we expect that additional new regulations in these areas will be adopted and existing ones may change in the future, it is not possible at this time to forecast the exact nature of any future legislation, regulations, judicial decisions, orders or interpretations, nor their impact upon our future business, financial condition or results of operations or prospects. See Item 1A—“Risk Factors” for additional information regarding government regulation.
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
Human Capital Resources
As of December 31, 2022, the Company had 290 full-time employees, the majority of which are real estate professionals located throughout the U.S. The Company strives to be an employer of choice, and is therefore highly focused on creating and maintaining best in class recruitment, retention and compensation programs and a culture designed to encourage performance, integrity and well-being.  The Company believes that its competitive compensation, outstanding benefits, training opportunities and stimulating work environment help attract and retain people with exceptional financial and real estate skills.
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
•The ongoing COVID-19 pandemic has disrupted, and continuing outbreaks and new variants could continue to disrupt, U.S. and global economic activity and financial markets, and could have an adverse impact on our operations and financial performance.
•Our access to sources of financing may be limited and thus our ability to maximize our returns may be adversely affected.

•Our significant indebtedness subjects us to increased risk of loss and may reduce cash available for distributions to our stockholders.
•Interest rate fluctuations could significantly decrease our results of operations and cash flows and the market value of our investments. Macroeconomic trends, including inflation and rising interest rates, may adversely affect us.
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
Risks Related to Our Company
The ongoing COVID-19 pandemic has disrupted, and continuing outbreaks and new variants could continue to disrupt, U.S. and global economic activity and financial markets, and could have an adverse impact on our operations and financial performance.
The ongoing COVID-19 pandemic has caused, and could continue to cause, the global slowdown of economic activity and significant volatility and disruption of financial markets. During the earlier stages of the COVID-19 pandemic, the U.S. and global economies came under severe pressure due to numerous factors, including preventive measures taken by governmental authorities and others to alleviate the crisis, such as mandatory business closures, quarantines and restrictions on travel. Our operations and financial performance, as well as the operations and financial performance of many of the borrowers underlying our real estate-related assets and tenants of our owned properties, were negatively impacted as the result of the COVID-19 pandemic and these preventive measures. While many of these measures have been long since lifted and the negative impacts of COVID-19 appear to be much improved due, in part, to global and domestic vaccination efforts, we cannot predict the ongoing impact of the COVID-19 pandemic related to both known and unknown risks, including future quarantines, closures and other restrictions resulting from continuing outbreaks or surges in cases of COVID-19 or related variants. As a result, COVID-19's ongoing impact on our business, financial condition, results of operations, liquidity, the market price of our common stock and our ability to make distributions to our stockholders remains uncertain and difficult to predict.
The ongoing COVID-19 pandemic, including related variants, and measures that may be implemented (or re-implemented) in the future to prevent or limit continuing outbreaks or surges and any associated period of economic slowdown or recession could have a material adverse effect on our business, financial condition, results of operations, liquidity, the market price of our common stock and our ability to make distributions to our stockholders, among other matters. Although many or all facets of our business could be adversely impacted by continuing COVID-19 outbreaks and new variants, we currently believe that the following would be among the most material to us:
•the value of commercial and residential real estate could decline, which could materially and adversely impact the value of our investments.
•the financial stability of borrowers underlying our real estate-related assets and infrastructure loans could be negatively impacted, which could increase significantly the number of borrowers who become delinquent or default on their loans, or who seek to defer payment on, or refinance, their loans.

•we could receive margin calls from our lenders as a result of the decline in the market value of the loans or other assets pledged by us to our lenders under our repurchase agreements and warehouse credit facilities, and if we were to fail to resolve such margin calls when due by payment of cash or delivery of additional collateral, the lenders could exercise remedies including demanding payment by us of our aggregate outstanding financing obligations and/or taking ownership of the loans or other assets securing the applicable obligations.  Forced sales of the loans or other assets that secure our financing obligations in order to pay outstanding financing obligations may be on terms less favorable to us than might otherwise be available in a regularly functioning market and could result in deficiency judgments and other claims against us.
•the financial stability of the tenants in the retail and multifamily properties that we own could be adversely affected, which could negatively impact the ability of such tenants to make their rental payments to us on a timely basis or at all. To the extent the number of tenants who are unable to make timely rental payments to us increases significantly, the value of these property investments could be materially impaired.
•we could fail to meet or satisfy covenants in our repurchase agreements, warehouse credit facilities or other financing arrangements as a result of the ongoing impact of the COVID-19 pandemic, which could result in a cross-default or cross-acceleration under other financing arrangements, and our lenders could elect to declare outstanding amounts due and payable (or such amounts may automatically become due and payable), terminate their commitments, require the posting of additional collateral and enforce their respective interests against existing collateral.
•our ability to access capital necessary to fund our operations or address maturing liabilities on a timely basis could be materially and adversely affected. The negative impact of continuing COVID-19 outbreaks and new variants could adversely affect our liquidity position and limit our ability to grow our business or execute our business strategy.
•business activity and demand for mortgage financing, servicing and other real estate and real estate-related transactions could decline, which could adversely affect our ability to source attractive investments or to redeploy the proceeds from repayments of our existing investments.
•moratoriums on the construction, development or redevelopment of properties underlying our construction or rehabilitation loans, or with respect to infrastructure projects, could be mandated, which could prevent the completion, on a timely basis or at all, of such projects. The repayment of construction or rehabilitation loans often depends on the borrower’s ability to secure permanent “take-out” financing, which requires the successful completion of construction and stabilization of the project, or operation of the property with an income stream sufficient to meet operating expenses. Similarly, because the loan structure for project finance relies primarily on the underlying project’s cash flows for repayment, the ability of the project company to repay a project finance loan is dependent upon the successful development, construction and/or operation of such project rather than upon the existence of independent income or assets of the project company.
In addition to the foregoing, we have experienced and may in the future experience other negative impacts to our business as a result of the COVID-19 pandemic, any of which could also have the effect of heightening the other risks described in this Item 1A.
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
Accounting Standards Update 2016-13, “Financial Instruments—Credit Losses, Measurement of Credit Losses on Financial Instruments (Topic 326),” which replaced the “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the Current Expected Credit Loss model (“CECL”) became effective for us on January 1, 2020. Under the CECL model, we are required to provide allowances for credit losses on certain financial assets carried at amortized cost, such as loans held-for-investment and held-to-maturity debt securities, including related future funding commitments and accrued interest receivable. The measurement of expected credit losses is based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement takes place at the time the financial asset is first added to the balance sheet and updated quarterly thereafter. This differs significantly from the “incurred loss” model previously required under GAAP, which delayed recognition until it was probable a loss had been incurred. Accordingly, the adoption of the CECL model has materially affected how we determine our credit loss provision and required us to significantly increase our allowance and recognize provisions for credit losses earlier in the lending cycle. Moreover, the CECL model created more volatility in the level of our credit loss provisions. If we are required to materially increase our future level of credit loss allowances for any reason, such increase could adversely affect our business, results of operations, liquidity and financial condition.
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
Our financing sources currently include our credit agreements, our master repurchase agreements, our CLOs, our single asset securitization (“SASB”), our convertible senior notes, our senior notes, our mortgage debt on certain investment properties and common stock and debt offerings. Subject to market conditions and availability, we may seek additional sources of financing in the form of bank credit facilities (including term loans and revolving facilities), repurchase agreements, warehouse facilities, structured financing arrangements, public and private equity and debt issuances and derivative instruments, in addition to transaction or asset-specific funding arrangements.
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
We currently have a significant amount of indebtedness outstanding. As of December 31, 2022, our total consolidated indebtedness was approximately $20.5 billion (excluding accounts payable, accrued expenses, other liabilities, VIE liabilities and unfunded commitments). Our outstanding indebtedness currently includes our credit agreements, our repurchase agreements, our CLOs, our SASB, our convertible senior notes, our senior notes and mortgage debt on certain investment properties. Subject to market conditions and availability, we may incur additional debt through bank credit facilities (including term loans and revolving facilities), repurchase agreements, warehouse facilities, structured financing arrangements, public and private debt issuances and derivative instruments, in addition to transaction or asset-specific funding arrangements. The percentage of leverage we employ varies depending on our available capital, our ability to obtain and access financing arrangements with lenders and the lenders’ and rating agencies’ estimate of the stability of our investment portfolio’s cash flow. Our governing documents contain no limitation on the amount of debt we may incur. We may significantly increase the amount of leverage we utilize at any time without approval of our board of directors. However, our secured debt agreements contain customary affirmative and negative covenants, including financial covenants, that in some cases restrict our total leverage (as defined therein). Moreover, the respective indentures governing our senior notes contain covenants that, subject to a number of exceptions and adjustments, among other things,  limit our ability to incur additional indebtedness and require that we maintain total unencumbered assets (as defined therein) of not less than 120% of the aggregate principal amount of our outstanding unsecured indebtedness (as defined therein). In addition, we may leverage individual assets at substantially higher levels. Incurring substantial debt subjects us to many risks that, if realized, would materially and adversely affect us, including the risk that:
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
Interest rate fluctuations could significantly decrease our results of operations and cash flows and the market value of our investments. Macroeconomic trends, including inflation and rising interest rates, may adversely affect us.
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
Inflation in the U.S. has recently accelerated and is currently expected to continue at an elevated level in the near-term. In 2022, the Federal Reserve began raising the federal funds rate in an effort to curb inflation, and rates may continue to be increased. The Federal Reserve's increases, coupled with other macroeconomic factors, may trigger a recession in the U.S., globally, or both. Increased inflation and interest rates could have an adverse impact on us, as described above in this risk factor. In addition, we cannot assure you that our access to capital and other sources of funding will not become constrained, which could adversely affect the availability and terms of future borrowings, renewals or refinancings. Such future constraints could increase borrowing costs, which would make it more difficult or expensive to obtain additional financing or to refinance existing obligations and commitments, which could slow or deter future growth.
We are subject to risks associated with the discontinuation of LIBOR.
Our variable rate indebtedness uses LIBOR as a benchmark for establishing the rate. The Financial Conduct Authority ("FCA") ceased publishing one-week and two-month LIBOR after December 31, 2021 and intends to cease publishing all remaining LIBOR index maturities after June 30, 2023. Despite the expected publication of the principal U.S. dollar LIBOR settings through June 30, 2023, the FCA has prohibited the firms it regulates from using such settings in new contracts after December 31, 2021 (subject to limited exceptions), and certain U.S. (and other) regulators have stated that no new contracts using U.S. dollar LIBOR should be entered into after that date.
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
In the United States, there have been efforts to identify alternative reference interest rates for U.S. dollar LIBOR. The cash markets have generally coalesced around recommendations from the Alternative Reference Rates Committee (the “ARRC”), which was convened by the Board of Governors of the Federal Reserve System and the Federal Reserve Bank of New York (“FRBNY”). The ARRC has recommended that U.S. dollar LIBOR be replaced by rates based on the Secured Overnight Financing Rate (“SOFR”) plus, in the case of existing LIBOR contracts and obligations, a spread adjustment. The derivatives markets are also expected to use SOFR-based rates to replace U.S. dollar LIBOR. The Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”), enacted in March 2022, provides a statutory framework to replace the most commonly used U.S. dollar LIBOR settings with a benchmark rate based on SOFR for certain contracts governed by U.S. law. In December 2022, the Board of Governors of the Federal Reserve System adopted rules identifying different SOFR-based replacement rates for financial contracts subject to the LIBOR Act after June 30, 2023.
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
As of December 31, 2022, we had $250.0 million in principal amount of convertible senior notes outstanding. If a fundamental change within the meaning of our outstanding convertible senior notes occurs, holders of those notes will have the right to require us to purchase for cash any or all of their notes. The fundamental change purchase price will equal 100% of the principal amount of the notes to be purchased, plus accrued and unpaid interest thereon. In addition, upon conversion of the convertible senior notes, we will be required to make cash payments in respect of the notes being converted, unless we elect to settle the conversion entirely in shares of our common stock. However, we may not have sufficient funds at the time we are required to purchase the notes surrendered therefor or to make cash payments on the notes being converted, and we may not be able to arrange necessary financing on acceptable terms. If we were unable to raise necessary funding on acceptable terms, our operating results and financial position could be negatively impacted if we were required to repurchase the notes or to pay cash upon conversion.
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
Subject to maintaining our qualification as a REIT, we pursue various hedging strategies to seek to reduce our exposure to adverse changes in interest and foreign currency rates. Our hedging activity varies in scope based on the level and volatility of interest rates, exchange rates, the types of assets held and other changing market conditions. Hedging may fail to protect us or could adversely affect us because, among other things:
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
Our results of operations are materially affected by conditions in the real estate markets, the financial markets and the economy generally. Concerns about the real estate market, inflation, energy costs, geopolitical issues and the availability and cost of credit, have contributed to increased volatility and diminished expectations for the economy and markets going forward. The residential mortgage market has been affected by changes in the lending landscape, and there is no assurance that these conditions have stabilized or that they will not worsen. The disruption in the residential mortgage market has an impact on new demand for homes, which weigh on future home price performance. There is a strong inverse correlation between home price growth rates and mortgage loan delinquencies. Deterioration in the real estate market may cause us to experience losses related to our assets and to sell assets at a loss. Declines in the market values of our investments may adversely affect our results of operations and credit availability, which may reduce earnings and, in turn, cash available for distribution to our stockholders.
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
•    changes in governmental laws and regulations, including fiscal policies, zoning ordinances and environmental legislation and the related costs of compliance; and
•    acts of God, terrorist attacks, pandemics, such as the COVID-19 pandemic, natural disasters, global climate change, social unrest and civil disturbances.
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
We invest in commercial properties subject to net leases, including the Master Lease Portfolio. Typically, net leases require the tenants to pay substantially all of the operating costs associated with the properties. As a result, the value of, and income from, investments in commercial properties subject to net leases will depend, in part, upon the ability of the applicable tenant to meet its obligations to maintain the property under the terms of the net lease. If a tenant fails or becomes unable to so maintain a property, we will be subject to all risks associated with owning the underlying real estate. Under many net leases, however, the owner of the property retains certain obligations with respect to the property, including, among other things, the responsibility for maintenance and repair of the property, to provide adequate parking, maintenance of common areas and compliance with other affirmative covenants in the lease. If we were to fail to meet any such obligations, the applicable tenant could abate rent or terminate the applicable lease, which could result in a loss of our capital invested in, and anticipated profits from, the property.
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
We own, and may acquire additional, equity interests in properties relating to the healthcare industry, including the Medical Office Portfolio. The economic performance and value of these properties and of some or all of the tenants/operators of such properties could be adversely affected by many factors that are generally applicable to properties relating to the healthcare industry, including the following:
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
Our CLOs include certain interest coverage tests, overcollateralization coverage tests or other tests that, if not met, may result in a change in the priority of distributions, which may result in the reduction or elimination of distributions to the subordinate debt and equity tranches until the tests have been met or certain senior classes of securities have been paid in full. For example, even if no loan in the pool experiences a default, an appraisal reduction of a loan in the pool may cause the pool of loans in the applicable CLO not to meet certain of these test. Accordingly, if such tests are not satisfied, we, as holders of the subordinate debt and equity interests in the applicable CLO, may experience a significant reduction in our cash flow from those interests.
Moreover, the reinvestment and replenishment period in one or more of our CLOs may be nearing the end of its term. Once the reinvestment and replenishment period has ended any repayments of a loan in the applicable CLO will require us to pay down the most senior debt in such CLO resulting in an increase in our cost of funds.
Furthermore, if any CLO that we sponsor or in which we hold interests fails to meet certain tests relevant to the most senior debt issued and outstanding by the CLO issuer, an event of default may occur under that CLO. If that occurs, (i) if we were serving as manager of such CLO, our ability to manage the CLO may be terminated and (ii) our ability to attempt to cure any defaults in such CLO may be limited, which would increase the likelihood of a reduction or elimination of cash flow and returns to us in such CLO for an indefinite time.
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

For our prior acquisition of the Infrastructure Lending Segment to be successful, we must retain and motivate key employees, and failure to do so could seriously harm our business and financial results.  In addition, the success of our prior acquisition of the Infrastructure Lending Segment depends, in part, on our ability to leverage the capabilities of Lotus Infrastructure Partners and Starwood Oil and Gas.
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
In addition, we leverage the existing capabilities of Lotus Infrastructure Partners (formerly Starwood Energy Group) and Starwood Oil and Gas, affiliates of our Manager, with respect to our existing and future infrastructure debt investments, and our success depends, in part, on our ability to do so.  Neither Lotus Infrastructure Partners or Starwood Oil and Gas has an obligation to provide any services to us, and so our ability to access Lotus Infrastructure Partners’ and Starwood Oil and Gas’ existing capabilities is dependent on our ongoing relationship with our Manager and Starwood Capital Group.  See “—Risks Related to Our Relationship with Our Manager.” Accordingly, we may not continue to have access to Lotus Infrastructure Partners or Starwood Oil and Gas and their respective officers and key personnel.
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
The ongoing operation of a project underlying any of our infrastructure loans involves risks that include, among other things, the breakdown or failure of equipment or processes or performance below expected levels of output or efficiency due to wear and tear, latent defect, design error or operator error or force majeure events. In addition to natural risks such as earthquakes, floods, droughts, lightning, wildfires, hurricanes, wind, global climate change and pandemics, including the COVID-19 pandemic, other hazards, such as fire, explosion, structural collapse and machinery failure, acts of terrorism or related acts of war, hostile cyber intrusions or other catastrophic events are inherent risks in the operation of a project. These and other hazards can cause significant personal injury or loss of life, severe damage to and destruction of property, plant and equipment and contamination of, or damage to, the environment and suspension of operations. Operation of a project also involves risks that the operator will be unable to transport its product to its customers in an efficient manner due to a lack of transmission capacity. Unplanned outages of a project, including extensions of scheduled outages due to mechanical failures or other problems, occur from time to time. Unplanned outages typically increase operation and maintenance expenses and may reduce revenues. While a project typically maintains insurance, obtains warranties from vendors and obligates contractors to meet certain performance levels, the proceeds of such insurance, warranties or performance guarantees may not cover the lost revenues, increased expenses or liquidated damages payments should the project experience equipment breakdown or non-performance by contractors or vendors.  A project’s inability to operate its assets efficiently, manage capital expenditures and costs and generate earnings and cash flow could have a material adverse effect on the project company’s ability to repay the loan, which could result in its default.  A default on one or more of the infrastructure loans could have a material adverse effect on our business, financial condition and results of operations.
Loans to companies engaged in oil and gas exploration and production may be exposed to production risk and to commodity price risk.
Certain of the loans in the Infrastructure Lending segment have been, or are expected to be, made to companies that engage in oil and gas exploration and production. These companies generate revenue, and our loans are expected to be repaid, from a combination of (i) sales of oil and gas under contracts pursuant to which third parties – rather than our borrowers – bear most of the risk of commodity price fluctuation and (ii) sales of oil and gas in the open commodity markets at then-prevailing prices. To the extent production from the underlying oil and gas wells is lower than forecasted, there is non-performance by (or a bankruptcy or insolvency of) the counterparty under a commodity contract, or the spot market price for the commodities decreases, the borrowers’ revenues, and ability to repay our loan, may be negatively affected.

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
In our Investing and Servicing Segment, we acquire subordinated securities issued by and act as special servicer for securitizations. Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), various federal agencies have promulgated a rule that generally requires issuers in securitizations to retain 5% of the risk associated with the securities. While the rule as adopted generally allows the purchase of the CMBS B-Piece by a party not affiliated with the issuer to satisfy the risk retention requirement, current CMBS B-Pieces are generally not large enough to fully satisfy the 5% requirement. Accordingly, buyers of B-Pieces such as us may be required to purchase larger B-Pieces, potentially reducing returns on such investments. Furthermore, any such B-Pieces purchased by a party (such as us) unaffiliated with the issuer generally cannot be transferred for a period of five years following the closing date of the securitization or hedged against credit risk. These restrictions may reduce our liquidity and could potentially reduce our returns on such investments.
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
Our business may be adversely affected as the result of environmental, social and governance matters.
Our business faces increasing public scrutiny related to environmental, social and governance (“ESG”) matters. In particular, shareholder, public and governmental expectations have been increasing with respect to ESG activities, including with respect to corporate responsibility, sustainability, diversity, equity and inclusion and climate change. A number of organizations measure the performance of companies on various ESG topics, and the results of these assessments may be widely-publicized and may change frequently. Shareholders and prospective investors may use these assessments to, among other matters, determine whether to invest in our securities, engage with us to advocate for improved ESG performance or disclosure, make voting decisions, or take other actions to hold us and our board of directors accountable with respect to ESG matters. We also face reputational damage in the event we or our Manager does not meet the ESG-related standards or expectations of shareholders, prospective investors or other stakeholders, or if we are unable to achieve acceptable ESG assessments from third parties.
In addition, new laws or regulations may be enacted that require certain ESG-related disclosures or performance. Compliance with any such new laws or regulations would increase our regulatory burden, and compliance could be difficult and expensive. The failure to comply with any ESG-related laws or regulations could materially and adversely impact the value of our stock and limit our ability to fund future growth, or result in investigations or litigation, or the threat thereof.
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

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
The Company leases office space in Miami Beach, FL; New York, NY; Los Angeles, CA; Stamford, CT and Charlotte, NC. Our headquarters is located in Greenwich, CT in office space leased by our Manager. Refer to Schedule III included in Item 8 of this Form 10‑K for a listing of investment properties owned as of December 31, 2022.
Item 3. Legal Proceedings.
Currently, no material legal proceedings are pending against us that could have a material adverse effect on our business, financial position or results of operations.
Item 4.    Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information and Dividends
The Company’s common stock has been listed on the NYSE and is traded under the symbol “STWD” since its IPO in August 2009. On February 24, 2023, the closing price of our common stock, as reported by the NYSE, was $19.47 per share.
We intend to make regular quarterly distributions to holders of our common stock and distribution equivalents to holders of restricted stock units which are settled in shares of common stock. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income. We generally intend over time to pay quarterly distributions in an amount at least equal to our taxable income. Refer to Note 18 to the Consolidated Financial Statements for the Company’s dividend history for the three years ended December 31, 2022.
Holders
As of February 24, 2023, there were 729 holders of record of the Company’s 310,649,263 shares of common stock outstanding. One of the holders of record is Cede & Co., which holds shares as nominee for The Depository Trust Company which itself holds shares on behalf of other beneficial owners of our common stock.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item is set forth under Item 12 of this Form 10-K and is incorporated herein by reference.

Stock Performance Graph
CUMULATIVE TOTAL RETURN
Based upon initial investment of $100 on December 31, 2017 (1)

240.00
220.00
200.00
180.00
160.00
140.00
120.00
100.00
80.00
60.00
12/31/17
12/31/18
12/31/19
12/31/20
12/31/2021
12/31/2022
Starwood Property Trust
Bloomberg REIT Mortgage Index
S&P ©500

	Starwood Property	Bloomberg REIT
	Trust	Mortgage Index	S&P © 500
12/31/2017	$100.00	$100.00	$100.00
12/31/2018	$101.05	$97.09	$95.61
12/31/2019	$138.22	$120.03	$125.70
12/31/2020	$122.14	$93.38	$148.81
12/31/2021	$165.90	$109.82	$191.48
12/31/2022	$137.51	$83.05	$156.77
__________________________________________
(1)Dividend reinvestment is assumed.

Sales of Unregistered Equity Securities

There were no sales of unregistered equity securities during the year ended December 31, 2022.

Issuer Purchases of Equity Securities

There were no purchases of common stock during the year ended December 31, 2022.

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

COVID-19 Pandemic
Discussion of the potential impacts on our business, financial condition, results of operations, liquidity, the market price of our common stock and our ability to make distributions to our stockholders from the ongoing COVID-19 pandemic is provided in the section entitled “Risk Factors” in Part I, Item 1A of this Form 10-K.

Developments During the Fourth Quarter of 2022
Commercial and Residential Lending Segment
•Originated $266.0 million of commercial loans during the quarter, including the following:
◦$112.0 million first mortgage and mezzanine loan for the construction of a 798,000 square foot build-to-suit industrial building for an investment grade tenant located in North Carolina, of which the Company funded $6.6 million and sold the $78.5 million first mortgage loan.
◦$77.5 million first mortgage and mezzanine loan for the refinancing of a 364-key hotel located in Philadelphia, Pennsylvania, which the Company fully funded.
•Funded $394.9 million of previously originated commercial loan commitments.
•Received gross proceeds of $297.4 million ($252.3 million, net of debt repayments) from maturities and principal repayments on our commercial loans and HTM debt securities.
•Acquired $745.0 million of residential loans.
•Amended several residential credit facilities resulting in an aggregate net upsize of $629.5 million.
Infrastructure Lending Segment
•Acquired $75.8 million of infrastructure loans and funded $7.3 million of pre-existing infrastructure loan commitments.
•Received proceeds of $47.7 million from principal repayments on our infrastructure loans and bonds and $26.8 million from sales of infrastructure loans.
Investing and Servicing Segment
•Originated commercial conduit loans of $105.1 million.
•Received proceeds of $160.1 million from sales of previously originated commercial conduit loans.
•Obtained four new special servicing assignments for CMBS trusts with a total unpaid principal balance of $4.0 billion, bringing our total named special servicing portfolio to $108.9 billion.
•Sold commercial real estate for gross proceeds of $38.1 million and recognized a gain of $25.5 million.
Corporate
•Entered into a term loan facility totaling $600.0 million that carries a five-year term and an annual interest rate of SOFR + 3.25%, subject to a 0.50% SOFR floor, and an issue discount of 3.0%.
•Issued 0.8 million shares under the Starwood Property Trust, Inc. Common Stock Sales Agreement (the “ATM Agreement”) for gross proceeds of $15.9 million at an average share price of $21.17.

Developments During 2022
Commercial and Residential Lending Segment
•In February 2022, we refinanced a pool of our commercial loans held-for-investment through a collateralized loan obligation (“CLO”), STWD 2022-FL3. The CLO has a contractual maturity of November 2038 and a weighted average cost of financing of SOFR + 1.93%, inclusive of the amortization of deferred issuance costs. On the closing date, the CLO issued $1.0 billion of notes and preferred shares, of which $842.5 million of notes were purchased by third party investors. We retained $82.5 million of notes, along with preferred shares with a liquidation preference of $75.0 million. The CLO contains a reinvestment feature that, subject to certain eligibility criteria, allows us to contribute new loans or participation interests in loans to the CLO in exchange for cash for a period of two years.
•Originated or acquired $5.3 billion of commercial loans during the year, including the following:
◦A$1.3 billion ($960.5 million) first mortgage loan for the acquisition of three of the largest hotel and gaming resorts located across Australia, which the Company fully funded.
◦$324.2 million of first mortgage and mezzanine loans for the acquisition of a 1,684 unit portfolio of six multifamily properties located in Florida, Texas, Tennessee, South Carolina and Georgia, of which the Company funded $306.0 million.
◦$282.9 million first mortgage and mezzanine loan to refinance the existing debt and fund construction of a multi-story industrial facility located in New York, of which the Company funded $132.4 million.
◦$263.6 million of first mortgage loans for the acquisition of a 1,828 unit portfolio of eight multifamily properties located in Texas, of which the Company funded $245.0 million.
◦$250.0 million participation in a first mortgage loan for the construction of 235 luxury residences, a 136-key hotel and 78,000 square feet of commercial space located in New York, of which the Company funded $164.9 million.
◦$226.0 million first mortgage and mezzanine loan for the acquisition and refinancing of a 41-property, 4,967-key hotel portfolio located in Florida, Georgia, Massachusetts, North Carolina, South Carolina and Virginia, of which the Company funded $195.0 million.
◦$200.0 million first mortgage loan to refinance existing debt on a 22 property luxury cabin portfolio and finance the acquisition of 18 future properties located across the U.S., of which the Company funded $135.0 million.
◦€162.7 million ($186.2 million) first mortgage loan for the acquisition of a 382,000 square foot office and retail property located in Germany, of which the Company funded $154.3 million.
◦$174.1 million first mortgage loan for the acquisition and renovation of two garden-style multifamily properties located in Florida, of which the Company funded $166.1 million.
◦$165.0 million first mortgage and mezzanine loan for the construction of a 65-story, 100% pre-sold residential project located in South Florida, of which the Company funded $17.8 million.
•Funded $782.5 million of previously originated commercial loan commitments.
•Received gross proceeds of $1.9 billion ($1.1 billion, net of debt repayments) from maturities and principal repayments on our commercial loans and HTM debt securities.
•Received gross proceeds of $10.2 million and $64.6 million ($10.2 million and $48.5 million, net of debt repayments) from sales of senior interests in first mortgage loans and whole loan interests, respectively.
•Sold commercial real estate in Florida that was previously acquired through foreclosure in April 2019 for gross proceeds of $114.8 million and recognized a gain of $86.6 million.
•Entered into commercial credit facilities of $1.5 billion. Also amended several commercial credit facilities resulting in an aggregate net upsize of $364.2 million.

•Acquired $3.7 billion of residential loans.
•Received proceeds of $1.9 billion, including retained RMBS of $226.2 million, from the securitization of $1.9 billion of residential loans. Also received proceeds of $1.1 billion from sales of $1.1 billion of residential loans.
•Amended certain of our residential loan repurchase facilities to increase available non-mark-to-market capacity by $250.0 million to $800.0 million. The margin call provisions under these facilities do not permit valuation adjustments based on capital market events and are limited to collateral-specific credit marks. Other amendments resulted in an additional aggregate net upsize of $284.1 million.
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
•Acquired $725.9 million of infrastructure loans and bonds and funded $32.0 million of pre-existing infrastructure loan commitments.
•Received proceeds of $296.4 million from principal repayments on our infrastructure loans and bonds and $26.8 million from sales of infrastructure loans.
•Entered into a credit facility with a maximum facility size of $500.0 million and a three-year revolving period with two one-year extension options. The margin call provisions under this facility do not permit valuation adjustments based on capital market events and are limited to collateral-specific credit marks.
Investing and Servicing Segment
•Originated commercial conduit loans of $0.9 billion.
•Received proceeds of $1.2 billion from sales of previously originated commercial conduit loans.
•Acquired CMBS for a purchase price of $63.7 million, of which $17.1 million related to non-controlling interests.
•Obtained 27 new special servicing assignments for CMBS trusts with a total unpaid principal balance of $24.5 billion, bringing our total named special servicing portfolio to $108.9 billion.
•Sold commercial real estate for gross proceeds of $92.1 million and recognized a total gain of $50.9 million.
Corporate
•Issued $500.0 million of 4.375% Senior Notes due 2027 (the “2027 Senior Notes”) and swapped the notes to a floating rate of SOFR + 2.95%.
•Entered into the ATM Agreement with a syndicate of financial institutions to sell shares of the Company’s common stock of up to $500.0 million from time to time, through an “at the market” equity offering program. During the year, issued 2.2 million shares under the ATM Agreement for gross proceeds of $49.3 million at an average share price of $22.72.
•Entered into a term loan facility totaling $600.0 million that carries a five-year term and an annual interest rate of SOFR + 3.25%, subject to a 0.50% SOFR floor, and an issue discount of 3.0%.

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
The following table compares our summarized results of operations for the years ended December 31, 2022, 2021 and 2020 by business segment (amounts in thousands):

	For the Year Ended December 31,			$ Change 2022 vs. 2021	$ Change 2021 vs. 2020
	2022	2021	2020
Revenues:
Commercial and Residential Lending Segment	$1,167,980	$779,321	$749,660	$388,659	$29,661
Infrastructure Lending Segment	154,362	87,540	80,987	66,822	6,553
Property Segment	91,832	235,038	255,745	(143,206)	(20,707)
Investing and Servicing Segment	205,311	210,185	183,027	(4,874)	27,158
Corporate	69	—	—	69	—
Securitization VIE eliminations	(154,838)	(141,996)	(133,264)	(12,842)	(8,732)
	1,464,716	1,170,088	1,136,155	294,628	33,933
Costs and expenses:
Commercial and Residential Lending Segment	611,637	249,677	273,861	361,960	(24,184)
Infrastructure Lending Segment	100,591	64,775	54,008	35,816	10,767
Property Segment	92,651	226,583	243,857	(133,932)	(17,274)
Investing and Servicing Segment	137,814	144,055	138,677	(6,241)	5,378
Corporate	330,833	304,468	253,997	26,365	50,471
Securitization VIE eliminations	(575)	(501)	8	(74)	(509)
	1,272,951	989,057	964,408	283,894	24,649
Other income (loss):
Commercial and Residential Lending Segment	(115,802)	58,595	53,126	(174,397)	5,469
Infrastructure Lending Segment	4,431	1,178	(2,712)	3,253	3,890
Property Segment	789,726	11,299	(36,757)	778,427	48,056
Investing and Servicing Segment	56,095	118,961	34,224	(62,866)	84,737
Corporate	(82,987)	(11,023)	33,158	(71,964)	(44,181)
Securitization VIE eliminations	154,310	141,054	133,492	13,256	7,562
	805,773	320,064	214,531	485,709	105,533
Income (loss) before income taxes:
Commercial and Residential Lending Segment	440,541	588,239	528,925	(147,698)	59,314
Infrastructure Lending Segment	58,202	23,943	24,267	34,259	(324)
Property Segment	788,907	19,754	(24,869)	769,153	44,623
Investing and Servicing Segment	123,592	185,091	78,574	(61,499)	106,517
Corporate	(413,751)	(315,491)	(220,839)	(98,260)	(94,652)
Securitization VIE eliminations	47	(441)	220	488	(661)
	997,538	501,095	386,278	496,443	114,817
Income tax benefit (provision)	61,523	(8,669)	(20,197)	70,192	11,528
Net income attributable to non-controlling interests	(187,586)	(44,687)	(34,392)	(142,899)	(10,295)
Net income attributable to Starwood Property Trust, Inc.	$871,475	$447,739	$331,689	$423,736	$116,050

Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021
Commercial and Residential Lending Segment
Revenues
For the year ended December 31, 2022, revenues of our Commercial and Residential Lending Segment increased $388.7 million to $1.2 billion, compared to $779.3 million for the year ended December 31, 2021. This increase was primarily due to increases in interest income from loans of $352.8 million, and investment securities of $34.5 million. The increase in interest income from loans reflects (i) a $299.7 million increase from commercial loans, reflecting higher average balances and index rates, partially offset by the timing effect of certain loans being placed on nonaccrual, and (ii) a $53.1 million increase from residential loans principally due to higher average balances reflecting the timing of purchases and securitizations, partially offset by lower average coupon rates. The increase in interest income from investment securities was primarily due to higher commercial and RMBS average investment balances and the effect of higher index rates on certain commercial investments.
Costs and Expenses
For the year ended December 31, 2022, costs and expenses of our Commercial and Residential Lending Segment increased $361.9 million to $611.6 million, compared to $249.7 million for the year ended December 31, 2021. This increase was primarily due to (i) a $294.8 million increase in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio, (ii) a $43.4 million increase in credit loss provision from a reversal of $3.6 million during the year ended December 31, 2021 to a provision of $39.8 million during the year ended December 31, 2022 and (iii) a $10.7 million increase in primarily legal related general and administrative expenses. The increase in interest expense was primarily due to higher average borrowings outstanding and higher average index rates. The credit loss provision during the year ended December 31, 2022 was primarily due to rising index rates and its potential effect on borrower cash flows in our estimate of current expected credit losses (“CECL”).

Net Interest Income (amounts in thousands)

	For the Year Ended December 31,
	2022	2021	Change
Interest income from loans	$1,058,326	$705,499	$352,827
Interest income from investment securities	102,125	67,589	34,536
Interest expense	(501,126)	(206,353)	(294,773)
Net interest income	$659,325	$566,735	$92,590
For the year ended December 31, 2022, net interest income of our Commercial and Residential Lending Segment increased $92.6 million to $659.3 million, compared to $566.7 million for the year ended December 31, 2021. This increase reflects the increase in interest income, partially offset by the increase in interest expense on our secured financing facilities, both as discussed in the sections above.
During the years ended December 31, 2022 and 2021, the weighted average unlevered yields on the Commercial and Residential Lending Segment’s loans and investment securities, excluding retained RMBS and loans for which interest income is not recognized, were as follows:

	For the Year Ended December 31,
	2022	2021
Commercial	6.5%	5.8%
Residential	4.7%	4.7%
Overall	6.2%	5.7%

The weighted average unlevered yield on our commercial loans increased primarily due to higher index rates partially offset by the repayment of loans with higher LIBOR floors being replaced by newer loans with lower floating rate floors. The weighted average unlevered yield on our residential loans was unchanged, reflecting lower weighted average coupons which resulted from market spread tightening as well as a change in composition of our residential loan portfolio to include agency loans which generally carry a lower coupon than non-agency loans, the effect of which was offset by a decline in fair value of residential loans during the year ended December 31, 2022.

During the years ended December 31, 2022 and 2021, the Commercial and Residential Lending Segment’s weighted average secured borrowing rates, inclusive of interest rate hedging costs and the amortization of deferred financing fees, were 4.0% and 2.5%, respectively. The increase in borrowing rates primarily reflects higher index rates, partially offset by decreases in weighted average spreads particularly due to increased use of lower cost CLO financing.
Other Income (Loss)
For the year ended December 31, 2022, other income of our Commercial and Residential Lending Segment decreased $174.4 million to a loss of $115.8 million, compared to income of $58.6 million for the year ended December 31, 2021. This decrease primarily reflects (i) a $366.2 million unfavorable change in fair value of residential loans, (ii) an $88.4 million loss contingency provision related to residential loans sold in February 2022 and later repurchased (refer to Note 5 to the Consolidated Financial Statements) and (iii) a $60.6 million increase in foreign currency loss, all partially offset by (iv) a $265.8 million increase in net gains on derivatives and (v) a $68.9 million increased gain on sale of foreclosed properties. The unfavorable change in fair value of residential loans was principally related to a rapid rise in interest rates and widening of credit spreads in 2022, which resulted in mark-to-market losses on our fixed coupon residential loans. The increased gains on derivatives during the year ended December 31, 2022 reflect a $190.2 million increased gain on interest rate swaps principally related to residential loans, which partially offsets the unfavorable change in fair value of those loans, and a $75.6 million increased gain on foreign currency hedges. The interest rate swaps are used primarily to hedge our interest rate risk on residential loans held-for-sale and to fix our interest rate payments on certain variable rate borrowings which fund fixed rate investments. The foreign currency hedges are used to fix the U.S. dollar amounts of cash flows (both interest and principal payments) we expect to receive from our foreign currency denominated loans and investments. The increased gain on foreign currency hedges and the increase in foreign currency loss reflect the strengthening of the U.S. dollar against the pound sterling (“GBP”), Euro (“EUR”) and Australian dollar (“AUD”) during the year ended December 31, 2022 compared to a lesser overall strengthening of the U.S. dollar against those currencies during the year ended December 31, 2021.
Infrastructure Lending Segment
Revenues
For the year ended December 31, 2022, revenues of our Infrastructure Lending Segment increased $66.8 million to $154.3 million, compared to $87.5 million for the year ended December 31, 2021. This increase was primarily due to an increase in interest income from loans of $65.2 million, principally due to higher average loan balances and index rates.
Costs and Expenses
For the year ended December 31, 2022, costs and expenses of our Infrastructure Lending Segment increased $35.8 million to $100.6 million, compared to $64.8 million for the year ended December 31, 2021. The increase was primarily due to a $41.5 million increase in interest expense associated with the various secured financing facilities used to fund this segment’s investment portfolio, partially offset by a $5.0 million decrease in credit loss provision. The increase in interest expense was primarily due to higher average borrowings outstanding and higher average index rates. The decrease in the credit loss provision was primarily due to a lesser increase in the specific reserve for a credit-deteriorated loan.
Net Interest Income (amounts in thousands)

	For the Year Ended December 31,
	2022	2021	Change
Interest income from loans	$150,230	$85,057	$65,173
Interest income from investment securities	3,681	2,190	1,491
Interest expense	(79,137)	(37,671)	(41,466)
Net interest income	$74,774	$49,576	$25,198
For the year ended December 31, 2022, net interest income of our Infrastructure Lending Segment increased $25.2 million to $74.8 million, compared to $49.6 million for the year ended December 31, 2021. The increase reflects the increase in interest income, partially offset by the increase in interest expense on the secured financing facilities, both as discussed in the sections above.
During the years ended December 31, 2022 and 2021, the weighted average unlevered yields on the Infrastructure Lending Segment’s loans and investment securities held-for-investment (excluding those for which interest income is not recognized) were 6.6% and 5.0%, respectively. During the year ended December 31, 2021, the weighted average unlevered yield on the Infrastructure Lending Segment’s loans held-for-sale was 2.9%. There were no loans held-for-sale during the year ended December 31, 2022.
During the years ended December 31, 2022 and 2021, the Infrastructure Lending Segment’s weighted average secured borrowing rates, inclusive of the amortization of deferred financing fees, were 4.3% and 2.8%, respectively.
Other Income
For the year ended December 31, 2022, other income of our Infrastructure Lending Segment increased $3.2 million to $4.4 million, compared to $1.2 million for the year ended December 31, 2021. The increase primarily reflects a $2.8 million increase in earnings from an unconsolidated entity and a $0.8 million lower loss on extinguishment of debt.
Property Segment
Change in Results by Portfolio (amounts in thousands)

	$ Change from prior period
	Revenues	Costs and expenses	Gain (loss) on derivative financial instruments	Other income (loss)	Income (loss) before income taxes
Master Lease Portfolio	$691	$(39)	$—	$—	$730
Medical Office Portfolio	1,995	9,740	25,249	—	17,504
Woodstar I Portfolio	(84,209)	(78,578)	(323)	5,140	(814)
Woodstar II Portfolio	(61,705)	(61,323)	—	140	(242)
Woodstar Fund	3	104	—	749,311	749,210
Other/Corporate	19	(3,836)	—	(1,090)	2,765
Total	$(143,206)	$(133,932)	$24,926	$753,501	$769,153
See Notes 7 and 8 to the Consolidated Financial Statements for a description of the above-referenced Property Segment portfolios and fund.
Revenues
For the year ended December 31, 2022, revenues of our Property Segment decreased $143.2 million to $91.8 million, compared to $235.0 million for the year ended December 31, 2021. The decrease is primarily due to the conversion of the Woodstar Portfolios to the Woodstar Fund on November 5, 2021.
Costs and Expenses
For the year ended December 31, 2022, costs and expenses of our Property Segment decreased $133.9 million to $92.7 million, compared to $226.6 million for the year ended December 31, 2021, primarily due to the Woodstar Fund conversion referred to above.
Other Income
For the year ended December 31, 2022, other income of our Property Segment increased $778.4 million to $789.7 million, compared to $11.3 million for the year ended December 31, 2021. The increase in other income is primarily due to (i) $749.3 million of higher income attributable to investments of the Woodstar Fund, including $699.2 million of unrealized increases in fair value, during the year ended December 31, 2022 and (ii) a $24.9 million increased gain on derivatives which primarily hedge our interest rate risk on borrowings secured by our Medical Office Portfolio.
Investing and Servicing Segment
Revenues
For the year ended December 31, 2022, revenues of our Investing and Servicing Segment decreased $4.9 million to $205.3 million, compared to $210.2 million for the year ended December 31, 2021. The decrease in revenues was primarily due to (i) an $8.3 million decrease in rental income principally reflecting fewer properties held and (ii) a $4.1 million decrease in servicing fees, partially offset by (iii) a $4.8 million increase in other fee income related to the origination of certain loans contributed into CMBS transactions and (iv) a $2.5 million increase in interest income from CMBS investments and conduit loans.
Costs and Expenses
For the year ended December 31, 2022, costs and expenses of our Investing and Servicing Segment decreased $6.3 million to $137.8 million, compared to $144.1 million for the year ended December 31, 2021. The decrease was primarily due to lower costs and expenses of rental operations, reflecting fewer properties held.
Other Income
For the year ended December 31, 2022, other income of our Investing and Servicing Segment decreased $62.8 million to $56.1 million, compared to $118.9 million for the year ended December 31, 2021. The decrease in other income was primarily due to (i) a $71.4 million unfavorable change in fair value of CMBS investments reflecting widening credit spreads and (ii) a $49.0 million lesser increase in fair value of conduit loans, partially offset by (iii) a $33.4 million increased gain on derivatives which primarily hedge our interest rate risk on conduit loans and CMBS investments and (iv) a $28.7 million increased gain on sales of operating properties.
Corporate and Other Items
Corporate Costs and Expenses
For the year ended December 31, 2022, corporate expenses increased $26.3 million to $330.8 million, compared to $304.5 million for the year ended December 31, 2021. This increase was primarily due to (i) a $37.7 million increase in interest expense on higher average outstanding term loan and unsecured senior note balances, as well as higher index rates on our term loan, partially offset by (ii) a $12.6 million decrease in management fees, primarily reflecting lower incentive fees partially offset by higher base fees.
Corporate Other Loss
For the year ended December 31, 2022, corporate other loss increased $72.0 million to $83.0 million, compared to $11.0 million for the year ended December 31, 2021. This increase was primarily due to a greater loss on fixed-to-floating interest rate swaps which hedge a portion of our unsecured senior notes.
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
Income Tax Benefit (Provision)
Our consolidated income taxes principally relate to the taxable nature of our loan servicing and loan securitization businesses which are housed in TRSs. For the year ended December 31, 2022, our income taxes decreased $70.2 million to a benefit of $61.5 million, compared to a provision of $8.7 million for the year ended December 31, 2021 due to tax losses of our TRSs during the year ended December 31, 2022 compared to taxable income of our TRSs during the year ended December 31, 2021. The tax losses during the year ended December 31, 2022 were primarily attributable to net unrealized losses on our residential loans resulting from elevated market volatility. This market dislocation resulted in us choosing to hold more residential loans rather than securitize them, which resulted in higher net unrealized losses on those loans during the year ended December 31, 2022.

Net Income Attributable to Non-controlling Interests
For the year ended December 31, 2022, net income attributable to non-controlling interests increased $142.9 million to $187.6 million, compared to $44.7 million for the year ended December 31, 2021. The increase was primarily due to non-controlling interests in increased income, including unrealized gains in fair value, of the Woodstar Fund for the full year ended December 31, 2022.
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

During the years ended December 31, 2021 and 2020, the weighted average unlevered yields on the Commercial and Residential Lending Segment’s loans and investment securities, excluding retained RMBS and loans for which interest income is not recognized, were as follows:

	For the Year Ended December 31,
	2021	2020
Commercial	5.8%	6.7%
Residential	4.7%	5.7%
Overall	5.7%	6.6%
The overall weighted average unlevered yield on our commercial loans decreased primarily due to repayment of loans with higher LIBOR floors being replaced by newer loans with lower floating rate floors and lower prepayment related income. The unlevered yield on our residential loans decreased due to lower weighted average coupons which resulted from market spread tightening as well as a change in the composition of our residential loan portfolio to include more agency loans which generally carry a lower coupon than non-agency loans.
During the years ended December 31, 2021 and 2020, the Commercial and Residential Lending Segment’s weighted average secured borrowing rates, inclusive of interest rate hedging costs and the amortization of deferred financing fees, were 2.5% and 2.8%, respectively. The decrease in borrowing rates primarily reflects decreases in LIBOR.
Other Income
For the year ended December 31, 2021, other income of our Commercial and Residential Lending Segment increased $5.5 million to $58.6 million, compared to $53.1 million for the year ended December 31, 2020. This increase primarily reflects (i) a $131.8 million favorable change in gain (loss) on derivatives, (ii) a $17.7 million gain on sale of a foreclosed property in the first quarter of 2021 and (iii) a $6.8 million lesser decrease in fair value of investment securities, partially offset by (iv) a $78.2 million unfavorable change in foreign currency gain (loss), (v) a $63.1 million lesser increase in fair value of residential loans and (vi) $4.6 million of transfer taxes related to the foreclosure of a residential conversion project. The favorable change in gain (loss) on derivatives during the year ended December 31, 2021 reflects a $73.1 million favorable change in gain (loss) on foreign currency hedges and a $58.7 million favorable change in gain (loss) on interest rate swaps. The foreign currency hedges are used to fix the U.S. dollar amounts of cash flows (both interest and principal payments) we expect to receive from our foreign currency denominated loans and investments. The unfavorable change in foreign currency gain (loss) and favorable change in foreign currency hedges reflect the strengthening of the U.S. dollar against the GBP, EUR and AUD during the year ended December 31, 2021 compared to a weakening of the U.S. dollar against those currencies during the year ended December 31, 2020. The interest rate swaps are used primarily to fix our interest rate payments on certain variable rate borrowings which fund fixed rate investments and to hedge our interest rate risk on residential loans held-for-sale.
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
Other Income (Loss)
For the year ended December 31, 2021, other income (loss) of our Infrastructure Lending Segment improved $3.9 million to income of $1.2 million, compared to a loss of $2.7 million for the year ended December 31, 2020. The improvement primarily reflects a $2.8 million favorable change in gain (loss) on interest rate and other derivatives and a $1.9 million increase in earnings from an unconsolidated entity.
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

Securitization VIE Eliminations
Refer to the preceding comparison of the year ended December 31, 2022 to the year ended December 31, 2021 for a discussion of securitization VIE eliminations.
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
As discussed in Note 2 to the Consolidated Financial Statements, consolidation of securitization variable interest entities (“VIEs”) results in the elimination of certain key financial statement line items, particularly within revenues and other income, including unrealized changes in fair value of loans and investment securities. These line items are essential to understanding the true financial performance of our business segments and the Company as a whole. For this reason, as referenced in Note 2 to our Consolidated Financial Statements, we present business segment data in Note 24 without consolidation of these VIEs. This is how we manage our business and is the basis for all data reviewed with our board of directors, investors and analysts. This presentation also allows for a more transparent reconciliation of the unrealized gain (loss) adjustments below to the segment data presented in Note 24.
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
The following table presents our diluted weighted average shares used in our GAAP EPS calculation reconciled to our diluted weighted average shares used in our Distributable EPS calculation (amounts in thousands):

	For the Year Ended December 31,
	2022	2021	2020
Diluted weighted average shares - GAAP EPS	315,728	296,826	282,483
Add: Unvested stock awards	3,485	4,107	2,801
Add: Woodstar II Class A Units	9,773	10,154	10,656
Less: Convertible Notes dilution	(9,649)	(9,649)	—
Diluted weighted average shares - Distributable EPS	319,337	301,438	295,940
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
The following table summarizes our quarterly Distributable Earnings per weighted average diluted share for the years ended December 31, 2022, 2021 and 2020:

	Distributable Earnings For the Three-Month Periods Ended
	March 31,	June 30,	September 30,	December 31,
2022	$0.76	$0.51	$0.51	$0.50
2021	0.50	0.51	0.52	1.10
2020	0.55	0.43	0.50	0.50

The following table presents our summarized results of operations and reconciliation to Distributable Earnings for the year ended December 31, 2022, by business segment (amounts in thousands, except per share data):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Total
Revenues	$1,167,980	$154,362	$91,832	$205,311	$69	$1,619,554
Costs and expenses	(611,637)	(100,591)	(92,651)	(137,814)	(330,833)	(1,273,526)
Other income (loss)	(115,802)	4,431	789,726	56,095	(82,987)	651,463
Income (loss) before income taxes	440,541	58,202	788,907	123,592	(413,751)	997,491
Income tax benefit (provision)	69,199	12	—	(7,688)	—	61,523
Income attributable to non-controlling interests	(14)	—	(172,598)	(14,927)	—	(187,539)
Net income (loss) attributable to Starwood Property Trust, Inc.	509,726	58,214	616,309	100,977	(413,751)	871,475
Add / (Deduct):
Non-controlling interests attributable to Woodstar II Class A Units	—	—	18,764	—	—	18,764
Non-controlling interests attributable to unrealized gains/losses	—	—	143,769	(5,161)	—	138,608
Non-cash equity compensation expense	7,966	1,246	285	5,616	25,072	40,185
Management incentive fee	—	—	—	—	49,586	49,586
Acquisition and investment pursuit costs	(381)	—	(324)	(392)	—	(1,097)
Depreciation and amortization	4,919	348	33,005	11,959	—	50,231
Interest income adjustment for securities	10,777	—	—	12,362	—	23,139
Extinguishment of debt, net	—	—	—	—	(986)	(986)
Income tax benefit associated with unrealized fair value adjustments	(64,616)	(7)	—	3,345	—	(61,278)
Other non-cash items	88,194	—	1,498	355	—	90,047
Reversal of GAAP unrealized and realized (gains) / losses on: (1)
Loans	352,412	—	—	(6,190)	—	346,222
Credit loss provision, net	39,780	6,877	—	—	—	46,657
Securities	(11,818)	—	—	43,179	—	31,361
Woodstar Fund investments	—	—	(755,736)	—	—	(755,736)
Derivatives	(338,994)	(1,235)	(35,081)	(41,692)	82,987	(334,015)
Foreign currency	96,651	317	(12)	—	—	96,956
Loss (earnings) from unconsolidated entities	11,242	(3,982)	—	(2,871)	—	4,389
Sales of properties	(86,610)	—	—	(51,079)	—	(137,689)
Recognition of Distributable realized gains / (losses) on:
Loans (2)	(73,406)	—	—	5,467	—	(67,939)
Securities (4)	(3,102)	—	—	(20,443)	—	(23,545)
Woodstar Fund investments (5)	—	—	56,576	—	—	56,576
Derivatives (7)	97,444	5	2,138	32,591	214	132,392
Foreign currency (8)	(4,652)	58	12	—	—	(4,582)
(Loss) earnings from unconsolidated entities (9)	(10,798)	2,632	—	4,236	—	(3,930)
Sales of properties (10)	84,738	—		35,768	—	120,506
Distributable Earnings (Loss)	$709,472	$64,473	$81,203	$128,027	$(256,878)	$726,297
Distributable Earnings (Loss) per Weighted Average Diluted Share	$2.22	$0.20	$0.26	$0.40	$(0.80)	$2.28

The following table presents our summarized results of operations and reconciliation to Distributable Earnings for the year ended December 31, 2021, by business segment (amounts in thousands, except per share data):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Total
Revenues	$779,321	$87,540	$235,038	$210,185	$—	$1,312,084
Costs and expenses	(249,677)	(64,775)	(226,583)	(144,055)	(304,468)	(989,558)
Other income (loss)	58,595	1,178	11,299	118,961	(11,023)	179,010
Income (loss) before income taxes	588,239	23,943	19,754	185,091	(315,491)	501,536
Income tax (provision) benefit	(1,201)	306	—	(7,775)	1	(8,669)
Income attributable to non-controlling interests	(14)	—	(20,121)	(24,993)	—	(45,128)
Net income (loss) attributable to Starwood Property Trust, Inc.	587,024	24,249	(367)	152,323	(315,490)	447,739
Add / (Deduct):
Non-controlling interests attributable to Woodstar II Class A Units	—	—	19,373	—	—	19,373
Non-controlling interests attributable to unrealized gains/losses	—	—	(155)	7,741	—	7,586
Non-cash equity compensation expense	7,210	2,217	197	4,129	25,534	39,287
Management incentive fee	—	—	—	—	70,270	70,270
Acquisition and investment pursuit costs	(555)	—	(355)	(166)	—	(1,076)
Depreciation and amortization	1,003	363	66,101	15,078	—	82,545
Interest income adjustment for securities	(1,437)	—	—	17,301	—	15,864
Extinguishment of debt, net	—	—	—	—	(986)	(986)
Income tax provision associated with realized fair value adjustments	(6,495)	—	—	405	—	(6,090)
Other non-cash items	14	—	(771)	(1,435)	415	(1,777)
Reversal of GAAP unrealized and realized (gains) / losses on: (1)
Loans	(13,836)	—	—	(55,214)	—	(69,050)
Credit loss (reversal) provision, net	(3,560)	11,895	—	—	—	8,335
Securities	8,277	—	—	(28,221)	—	(19,944)
Woodstar Fund investments	—	—	(6,425)	—	—	(6,425)
Derivatives	(73,209)	(1,253)	(10,155)	(8,288)	10,542	(82,363)
Foreign currency	36,045	183	—	64	—	36,292
(Earnings) loss from unconsolidated entities	(6,984)	(1,160)	—	(815)	—	(8,959)
Sales of properties	(17,693)	—	—	(22,210)	—	(39,903)
Recognition of Distributable realized gains / (losses) on:
Loans (2)	45,621	—	—	57,723	—	103,344
Realized credit loss (3)	(14,807)	—	—	—	—	(14,807)
Securities (4)	(38,180)	—	—	(5,696)	—	(43,876)
Woodstar Fund investments (5)	—	—	7,182	—	—	7,182
Sale of interest in Woodstar Fund (6)	—	—	196,410	—	—	196,410
Derivatives (7)	1,720	(27)	(7,252)	2,885	9,804	7,130
Foreign currency (8)	12,471	(145)	—	(64)	—	12,262
Earnings (loss) from unconsolidated entities (9)	11,356	1,160	—	2,456	—	14,972
Sales of properties (10)	8,298	—		12,483	—	20,781
Distributable Earnings (Loss)	$542,283	$37,482	$263,783	$150,479	$(199,911)	$794,116
Distributable Earnings (Loss) per Weighted Average Diluted Share	$1.80	$0.12	$0.87	$0.50	$(0.66)	$2.63

The following table presents our summarized results of operations and reconciliation to Distributable Earnings for the year ended December 31, 2020, by business segment (amounts in thousands, except per share data):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Total
Revenues	$749,660	$80,987	$255,745	$183,027	$—	$1,269,419
Costs and expenses	(273,861)	(54,008)	(243,857)	(138,677)	(253,997)	(964,400)
Other income (loss)	53,126	(2,712)	(36,757)	34,224	33,158	81,039
Income (loss) before income taxes	528,925	24,267	(24,869)	78,574	(220,839)	386,058
Income tax (provision) benefit	(21,091)	(117)	—	1,011	—	(20,197)
Income attributable to non-controlling interests	(14)	—	(20,394)	(13,764)	—	(34,172)
Net income (loss) attributable to Starwood Property Trust, Inc.	507,820	24,150	(45,263)	65,821	(220,839)	331,689
Add / (Deduct):
Non-controlling interests attributable to Woodstar II Class A Units	—	—	20,394	—	—	20,394
Non-controlling interests attributable to unrealized gains/losses	—	—	—	(4,145)	—	(4,145)
Non-cash equity compensation expense	4,454	1,120	219	4,594	20,854	31,241
Management incentive fee	—	—	—	—	30,773	30,773
Acquisition and investment pursuit costs	123	—	(355)	(72)	—	(304)
Depreciation and amortization	1,467	294	76,544	14,501	—	92,806
Interest income adjustment for securities	(864)	—	—	15,101	—	14,237
Extinguishment of debt, net	—	—	—	—	(986)	(986)
Income tax benefit associated with unrealized fair value adjustments	6,495	—	—	(405)	—	6,090
Other non-cash items	14	—	(2,063)	942	631	(476)
Reversal of GAAP unrealized and realized (gains) / losses on: (1)
Loans	(76,897)	—	—	(56,227)	—	(133,124)
Credit loss provision (reversal), net	46,215	(4,103)	—	—	—	42,112
Securities	15,108	—	—	51,403	—	66,511
Derivatives	58,664	1,499	34,392	21,269	(33,646)	82,178
Foreign currency	(42,205)	(207)	14	3	—	(42,395)
(Earnings) loss from unconsolidated entities	(8,779)	767	—	(30,845)	—	(38,857)
Recognition of Distributable realized gains / (losses) on:
Loans (2)	48,203	(62)	—	55,287	—	103,428
Realized credit loss (3)
Securities (4)	398	—	—	(13,955)	—	(13,557)
Derivatives (7)	(9,513)	(16)	(4,752)	(14,919)	14,082	(15,118)
Foreign currency (8)	(4,810)	(133)	(14)	(3)	—	(4,960)
Earnings (loss) from unconsolidated entities (9)	5,686	(382)	—	18,247	—	23,551
Sales of properties (10)	—	—	—	(5,789)	—	(5,789)
Distributable Earnings (Loss)	$551,579	$22,927	$79,116	$120,808	$(189,131)	$585,299
Distributable Earnings (Loss) per Weighted Average Diluted Share	$1.86	$0.08	$0.27	$0.41	$(0.64)	$1.98
______________________________________________________________________________________________________________________

(1)The reconciling items in this section are equivalent to the amounts recognized within GAAP net income (before the consolidation of VIEs), each of which can be agreed back to the respective lines within Note 24 to our Consolidated Financial Statements. They reflect both unrealized and realized (gains) and losses. For added transparency and consistency of presentation, the entire amount recognized in GAAP income is reversed in this section, and the realized components of these amounts are reflected in the next section entitled “Recognition of Distributable realized gains / (losses).”

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
(6)Represents the difference between the proceeds we received in connection with the Woodstar Fund transaction and our amortized cost basis. Because GAAP accounted for the transaction as an adjustment to equity, no GAAP earnings impact resulted. However, the transaction was a taxable event under the tax rules and was thus included in our computation of Distributable Earnings. Refer to the preceding Non-GAAP Financial Measures discussion above for more information.
(7)Represents the realized portion of GAAP gains or losses on the termination or settlement of derivatives that are accounted for at fair value. Derivatives are only treated as realized for Distributable Earnings when they are terminated or settled, and cash is exchanged. The amount of cash received or paid to terminate or settle the derivative is the amount treated as realized for Distributable Earnings purposes at the time of such termination or settlement.
(8)Represents the realized portion of foreign currency gains (losses) related to assets and liabilities denominated in a foreign currency. Realization occurs when the foreign currency is converted back to USD. The amount is calculated as the difference between the foreign exchange rate at the time the asset was placed on the balance sheet and the foreign exchange rate at the time cash is received and is offset by any gains or losses on the related foreign currency derivative at settlement.
(9)Represents GAAP earnings (loss) from unconsolidated entities excluding non-cash items and unrealized changes in fair value recorded on the books and records of the unconsolidated entities. The difference between GAAP and Distributable Earnings for these entities principally relates to depreciation and unrealized changes in the fair value of mortgage loans and securities.
(10)Represents the realized gain (loss) on sales of properties held at depreciated cost. Because depreciation is a non-cash expense that is excluded from Distributable Earnings, GAAP gains upon sale of a property are higher, and GAAP losses are lower, than the respective realized amounts reflected in Distributable Earnings. The amount is calculated as net sales proceeds less undepreciated cost, adjusted for any non-controlling interest.

Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021
Commercial and Residential Lending Segment
The Commercial and Residential Lending Segment’s Distributable Earnings increased by $167.2 million, from $542.3 million during the year ended December 31, 2021 to $709.5 million during the year ended December 31, 2022. After making adjustments for the calculation of Distributable Earnings, revenues were $1.2 billion, costs and expenses were $559.8 million, other income was $85.5 million and income tax benefit was $4.6 million.
Revenues, consisting principally of interest income on loans, increased by $401.3 million during the year ended December 31, 2022, primarily due to increases in interest income from loans of $352.8 million and investment securities of $46.8 million. The increase in interest income from loans reflects (i) a $299.7 million increase from commercial loans, reflecting higher average balances and index rates, partially offset by the timing effect of certain loans being placed on nonaccrual, and (ii) a $53.1 million increase from residential loans principally due to higher average balances reflecting the timing of purchases and securitizations, partially offset by lower average coupon rates. The increase in interest income from investment securities was primarily due to higher commercial and RMBS average investment balances and the effect of higher index rates on certain commercial investments.
Costs and expenses increased by $299.4 million during the year ended December 31, 2022, primarily due to (i) a $294.8 million increase in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio and (ii) a $9.9 million increase in primarily legal related general and administrative expenses. The increase in interest expense was primarily due to higher average borrowings outstanding and higher average index rates.
Other income increased by $53.0 million during the year ended December 31, 2022, primarily due to (i) a $76.4 million increased gain on sale of foreclosed properties and (ii) a $42.6 million decrease in recognized losses on RMBS investments, partially offset by (iii) a $42.8 million unfavorable change in gain (loss) on residential loan sales and securitizations, net of related interest rate derivatives, and (iv) a $25.8 million unfavorable change in Distributable Earnings (Loss) from an unconsolidated residential mortgage originator.
Income taxes, which principally relate to the taxable nature of this segment’s residential loan securitization activities which are housed in TRSs, decreased $12.3 million to a benefit of $4.6 million during the year ended December 31, 2022 compared to a provision of $7.7 million during the year ended December 31, 2021. This decrease was primarily due to a significant reduction in securitization activity during the year ended December 31, 2022 resulting from elevated market volatility during the period. This market dislocation resulted in us choosing to hold more residential loans rather than securitize them.
Infrastructure Lending Segment
The Infrastructure Lending Segment’s Distributable Earnings increased by $27.0 million, from $37.5 million during the year ended December 31, 2021 to $64.5 million during the year ended December 31, 2022. After making adjustments for the calculation of Distributable Earnings, revenues were $154.4 million, costs and expenses were $92.1 million and other income was $2.2 million.
Revenues, consisting principally of interest income on loans, increased by $66.9 million during the year ended December 31, 2022, primarily due to an increase in interest income from loans of $65.2 million, principally due to higher average loan balances and index rates.
Costs and expenses increased by $41.8 million during the year ended December 31, 2022, primarily due to a $41.5 million increase in interest expense reflecting higher average borrowings outstanding and higher average index rates.
Other income (loss) improved by $2.3 million during the year ended December 31, 2022, primarily due to a $1.5 million increase in earnings from an unconsolidated entity and a $0.8 million lower loss on extinguishment of debt.

Property Segment
Distributable Earnings by Portfolio (amounts in thousands)

	For the Year Ended December 31,
	2022	2021	Change
Master Lease Portfolio	$17,947	$17,217	$730
Medical Office Portfolio	21,221	20,299	922
Woodstar I Portfolio	—	13,807	(13,807)
Woodstar II Portfolio	—	16,901	(16,901)
Woodstar Fund	46,092	6,279	39,813
Sale of interest in Woodstar Fund	—	191,301	(191,301)
Other/Corporate	(4,057)	(2,021)	(2,036)
Distributable Earnings	$81,203	$263,783	$(182,580)
The Property Segment’s Distributable Earnings decreased by $182.6 million, from $263.8 million during the year ended December 31, 2021 to $81.2 million during the year ended December 31, 2022. After making adjustments for the calculation of Distributable Earnings, revenues were $93.5 million, costs and expenses were $60.3 million, other income was $58.1 million and the deduction for income attributable to non-controlling interests in the Woodstar Fund was $10.1 million.
Revenues decreased by $140.9 million during the year ended December 31, 2022, primarily due to the conversion of the Woodstar Portfolios to the Woodstar Fund on November 5, 2021.
Costs and expenses decreased by $100.6 million during the year ended December 31, 2022, primarily due to the Woodstar Fund conversion referred to above.
Other income decreased by $133.1 million during the year ended December 31, 2022, primarily due to (i) the nonrecurrence of $196.4 million in Distributable Earnings relating to the 20.6% sale of third party investor interests in the Woodstar Fund (excluding $5.1 million of related professional fees included in costs and expenses for both GAAP and Distributable Earnings) during the year ended December 31, 2021, partially offset by (ii) a $49.4 million increase in Distributable Earnings from the Woodstar Fund investments (before a $9.2 million increase in related non-controlling interests) during the year ended December 31, 2022 and (iii) a $9.7 million favorable change in realized gains (losses) on derivatives which primarily hedge our interest rate risk on borrowings secured by our Medical Office Portfolio.
Investing and Servicing Segment
The Investing and Servicing Segment’s Distributable Earnings decreased by $22.5 million from $150.5 million during the year ended December 31, 2021 to $128.0 million during the year ended December 31, 2022. After making adjustments for the calculation of Distributable Earnings, revenues were $218.3 million, costs and expenses were $121.0 million, other income was $55.1 million, income tax provision was $4.3 million and the deduction of income attributable to non-controlling interests was $20.1 million.
Revenues decreased by $10.4 million during the year ended December 31, 2022, primarily due to (i) an $8.8 million decrease in rental income principally reflecting fewer properties held and (ii) a $4.1 million decrease in servicing fees, partially offset by (iii) a $4.8 million increase in other fee income related to the origination of certain loans contributed into CMBS transactions.
Costs and expenses decreased by $4.4 million during the year ended December 31, 2022.
Other income includes profit realized upon securitization of loans by our conduit business, gains on sales of CMBS and operating properties, gains and losses on derivatives that were either effectively terminated or novated, and earnings from unconsolidated entities. These items are typically offset by a decrease in the fair value of our domestic servicing rights intangible which reflects the expected amortization of this deteriorating asset, net of increases in fair value due to the attainment of new servicing contracts. Derivatives include instruments which hedge interest rate risk and credit risk on our conduit loans. For GAAP purposes, the loans, CMBS and derivatives are accounted for at fair value, with all changes in fair value (realized or unrealized) recognized in earnings. The adjustments to Distributable Earnings outlined above are also applied to the GAAP earnings of our unconsolidated entities. Other income decreased by $16.7 million during the year ended December 31, 2022, primarily due to (i) a $52.3 million decrease in realized gains on conduit loans and (ii) a $14.9 million decrease in realized gains and increase in recognized losses on CMBS, partially offset by (iii) a $29.7 million increase in realized gains on derivatives principally related to conduit loans and (iv) a $23.3 million increased gain on sales of operating properties..
Income taxes, which principally relate to the taxable nature of this segment’s loan servicing and loan securitization businesses which are housed in TRSs, decreased $3.1 million due to lower taxable income of those TRSs during the year ended December 31, 2022.
Income attributable to non-controlling interests increased $2.9 million.
Corporate
Corporate loss increased by $57.0 million, from $199.9 million during the year ended December 31, 2021 to $256.9 million during the year ended December 31, 2022, primarily due to (i) a $38.1 million increase in interest expense on higher average outstanding term loan and unsecured senior note balances, as well as higher index rates on our term loan, (ii) a $9.6 million decrease in realized gains on fixed-to-floating interest rate swaps which hedge a portion of our unsecured senior notes and (iii) an $8.8 million increase in base management fees.

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
Costs and expenses increased by $38.8 million during the year ended December 31, 2021, primarily due to (i) a $30.1 million increase in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio and (ii) a $13.8 million increase in commercial loan write-offs, partially offset by (iii) a $2.7 million decrease in general and administrative expenses. The increase in interest expense was primarily due to higher average borrowings outstanding, partially offset by lower average LIBOR rates.
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
Other income increased by $197.8 million during the year ended December 31, 2021 primarily due to (i) a $196.4 million Distributable Earnings gain relating to the 20.6% sale of third party investor interests in the Woodstar Fund (excluding $5.1 million of related professional fees included in costs and expenses for both GAAP and Distributable Earnings) and (ii) $7.2 million of Distributable Earnings (before non-controlling interests of $0.9 million) from the Woodstar Fund subsequent to the sale.
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
Sources of Liquidity
Our primary sources of liquidity are as follows:
Cash Flows for the Year Ended December 31, 2022 (amounts in thousands)

	GAAP	VIE Adjustments	Excluding Securitization VIEs
Net cash provided by operating activities	$213,741	$(1,482)	$212,259
Cash Flows from Investing Activities:
Origination, purchase and funding of loans held-for-investment	(5,544,012)	—	(5,544,012)
Proceeds from principal collections and sale of loans	2,198,460	—	2,198,460
Purchase and funding of investment securities	(86,512)	(289,833)	(376,345)
Proceeds from sales and collections of investment securities	115,947	93,412	209,359
Proceeds from sales of real estate	203,702	—	203,702
Purchases and additions to properties and other assets	(25,225)	—	(25,225)
Net cash flows from other investments and assets	187,334	1,876	189,210
Net cash used in investing activities	(2,950,306)	(194,545)	(3,144,851)
Cash Flows from Financing Activities:
Proceeds from borrowings	13,521,148	—	13,521,148
Principal repayments on and repurchases of borrowings	(9,888,088)	(394)	(9,888,482)
Payment of deferred financing costs	(69,820)	—	(69,820)
Proceeds from common stock issuances, net of offering costs	50,443	—	50,443
Payment of dividends	(591,457)	—	(591,457)
Contributions from non-controlling interests	21,925	—	21,925
Distributions to non-controlling interests	(49,452)	191	(49,261)
Repayment of debt of consolidated VIEs	(290,232)	290,232	—
Distributions of cash from consolidated VIEs	93,412	(93,412)	—
Net cash provided by financing activities	2,797,879	196,617	2,994,496
Net increase in cash, cash equivalents and restricted cash	61,314	590	61,904
Cash, cash equivalents and restricted cash, beginning of period	321,914	(590)	321,324
Effect of exchange rate changes on cash	(1,095)	—	(1,095)
Cash, cash equivalents and restricted cash, end of period	$382,133	$—	$382,133
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
Cash and cash equivalents increased by $61.9 million during the year ended December 31, 2022, reflecting net cash provided by financing activities of $3.0 billion and operating activities of $212.3 million, partially offset by net cash used in investing activities of $3.1 billion.
Net cash provided by operating activities of $212.3 million during the year ended December 31, 2022 related primarily to cash interest income of $948.5 million from our loans and $190.6 million from our investment securities and a net change in operating assets and liabilities of $170.0 million. Net rental income provided cash of $81.6 million and servicing fees provided cash of $54.6 million. Offsetting these cash inflows was cash interest expense of $672.1 million, $284.4 million in originations and purchases of loans held-for-sale, net of sales and principal collections, and general and administrative expenses of $253.7 million.
Net cash used in investing activities of $3.1 billion for the year ended December 31, 2022 related primarily to the origination and acquisition of loans held-for-investment of $5.5 billion and the purchase and funding of investment securities of $376.3 million, partially offset by proceeds received from principal collections and sales of loans of $2.2 billion and investment securities of $209.4 million and sales of operating properties for $203.7 million.
Net cash provided by financing activities of $3.0 billion for the year ended December 31, 2022 related primarily to borrowings on our debt, net of repayments and deferred loan costs, of $3.6 billion, partially offset by dividend distributions of $591.5 million.
Financing Arrangements

We utilize a variety of financing arrangements, including:
1)Repurchase Agreements: Repurchase agreements effectively allow us to borrow against loans and securities that we own. Under these agreements, we sell our loans and securities to a counterparty and agree to repurchase the same loans and securities from the counterparty at a price equal to the original sales price plus interest. The counterparty retains the sole discretion over both whether to purchase the loan and security from us and, subject to certain conditions, the market value of such loan or security for purposes of determining whether we are required to pay margin to the counterparty. Generally, if the lender determines (subject to certain conditions) that the market value of the collateral in a repurchase transaction has decreased by more than a defined minimum amount, we would be required to repay any amounts borrowed in excess of the product of (i) the revised market value multiplied by (ii) the applicable advance rate. During the term of a repurchase agreement, we receive the principal and interest on the related loans and securities and pay interest to the counterparty. As of December 31, 2022, we had various repurchase agreements, with details referenced in the table provided below.

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

4)Loan Sales, Syndications, Securitizations and/or CLO Transactions: We seek non-recourse long-term financing from loan sales, syndications, securitizations and/or CLOs of our investments in mortgage loans. These financings generally involve a senior portion of our loan but may involve the entire loan. Loan sales and syndications generally involve the sale of a senior note component or participation interest to a third party lender. Securitizations and CLOs generally involve transferring notes to a special purpose vehicle (or the issuing entity), which then issues one or more classes of non-recourse notes pursuant to the terms of an indenture. The notes are secured by the pool of assets. In exchange for the transfer of assets to the issuing entity, we receive cash proceeds from the sale of non-recourse notes. Sales, syndications, securitizations or CLOs of our portfolio investments might magnify our exposure to losses on those portfolio investments because the retained subordinate interest in any particular overall loan would be subordinate to the loan components sold and we would, therefore, absorb all losses sustained with respect to the overall loan before the owners of the senior notes experience any losses with respect to the loan in question.

5)Unsecured Senior Notes and Term Loans: We issue senior notes, some of which are convertible, as well as term loans to finance certain operating and investing activities of the Company. The senior notes accrue interest at fixed interest rates, while the term loans are variable, and vary in tenure. Refer to Notes 11 and 12 to the Consolidated Financial Statements for further discussion.

Secured Borrowings
The following table is a summary of our secured borrowings as of December 31, 2022 (dollars in thousands):

	Current Maturity		Extended Maturity (a)		Weighted Average Pricing		Pledged Asset Carrying Value		Maximum Facility Size		Outstanding Balance		Approved but Undrawn Capacity (b)	Unallocated Financing Amount (c)
Repurchase Agreements:
Commercial Loans	Jun 2023 to Jun 2027	(d)	Sep 2025 to Dec 2030	(d)	Index + 2.04%	(e)	$11,166,171		$11,917,353	(f)	$7,746,867		$535,379	$3,635,107
Residential Loans	Oct 2023 to Apr 2024		N/A		Index + 2.20%		2,229,958		3,062,701		1,912,774		—	1,149,927
Infrastructure Loans	Sep 2024		Sep 2026		SOFR + 2.07%		353,271		650,000		290,431		—	359,569
Conduit Loans	Feb 2023 to Jun 2025		Feb 2024 to Jun 2026		SOFR + 2.29%		14,141		375,000		8,423		—	366,577
CMBS/RMBS	Sep 2023 to Apr 2032	(g)	Oct 2023 to Oct 2032	(g)	(h)		1,495,141		1,086,804		840,625	(i)	—	246,179
Total Repurchase Agreements							15,258,682		17,091,858		10,799,120		535,379	5,757,359
Other Secured Financing:
Borrowing Base Facility	Nov 2024		Oct 2026		SOFR + 2.11%		—		750,000	(j)	—		—	750,000
Commercial Financing Facilities	Dec 2023 to Aug 2025		Jul 2025 to Dec 2030		Index + 1.94%		410,533		520,709	(k)	311,825		—	208,884
Residential Financing Facility	Mar 2024		Mar 2027		SOFR + 2.45%		533,502		500,000		244,418		235,497	20,085
Infrastructure Financing Facilities	Jun 2025 to Oct 2025		Jun 2027 to Jul 2032		Index + 2.05%		1,040,798		1,550,000		765,265		55,000	729,735
Property Mortgages - Fixed rate	Nov 2024 to Sep 2029	(l)	N/A		4.46%		367,215		261,100		261,100		—	—
Property Mortgages - Variable rate	Nov 2023 to Dec 2027		N/A		(m)		1,007,375		850,387		847,633		—	2,754
Term Loans and Revolver	(n)		N/A		(n)		N/A	(n)	1,530,766		1,380,766		150,000	—
STWD 2022-FL3 CLO	Nov 2038		N/A		SOFR + 1.64%		1,010,051		842,500		842,500		—	—
STWD 2021-HTS SASB	Apr 2034		N/A		LIBOR + 2.22%		231,186		210,091		210,091		—	—
STWD 2021-FL2 CLO	Apr 2038		N/A		LIBOR + 1.50%		1,284,240		1,077,375		1,077,375		—	—
STWD 2019-FL1 CLO	Jul 2038		N/A		SOFR + 1.40%		906,409		739,174		739,174		—	—
STWD 2021-SIF2 CLO	Jan 2033		N/A		SOFR + 1.89%		510,730		410,000		410,000			—
STWD 2021-SIF1 CLO	Apr 2032		N/A		LIBOR + 1.81%		511,471		410,000		410,000		—	—
Total Other Secured Financing							7,813,510		9,652,102		7,500,147		440,497	1,711,458
							$23,072,192		$26,743,960		$18,299,267		$975,876	$7,468,817
Unamortized net discount											(24,991)
Unamortized deferred financing costs											(96,520)
											$18,177,756
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
(e)Certain facilities with an outstanding balance of $3.0 billion as of December 31, 2022 are indexed to EURIBOR, BBSY, SARON and SONIA. The remainder are indexed to USD LIBOR and SOFR.
(f)Certain facilities with an aggregate initial maximum facility size of $11.8 billion may be increased to $11.9 billion, subject to certain conditions. The $11.9 billion amount includes such upsizes.
(g)Certain facilities with an outstanding balance of $358.3 million as of December 31, 2022 carry a rolling 11-month or 12-month term which may reset monthly or quarterly with the lender's consent. These facilities carry no maximum facility size.
(h)A facility with an outstanding balance of $262.2 million as of December 31, 2022 has a weighted average fixed annual interest rate of 3.25%. All other facilities are variable rate with a weighted average rate of Index + 2.11%.
(i)Includes: (i) $262.2 million outstanding on a repurchase facility that is not subject to margin calls; and (ii) $42.8 million outstanding on one of our repurchase facilities that represents the 49% pro rata share owed by a non-controlling partner in a consolidated joint venture (see Note 16 to the Consolidated Financial Statements).
(j)The maximum facility size as of December 31, 2022 of $450.0 million may be increased to $750.0 million, subject to certain conditions.
(k)Certain facilities with an aggregate initial maximum facility size of $420.7 million may be increased to $520.7 million, subject to certain conditions. The $520.7 million amount includes such upsizes.

(l)The weighted average maturity is 4.4 years as of December 31, 2022.
(m)Includes a $600.0 million first mortgage and mezzanine loan secured by our Medical Office Portfolio. This debt has a weighted average interest rate of LIBOR + 2.07% that we swapped to a fixed rate of 3.34%. The remainder have a weighted average rate of Index + 2.60%.
(n)Consists of: (i) a $780.8 million term loan facility that matures in July 2026, of which $387.0 million has an annual interest rate of LIBOR + 2.50% and $393.8 million has an annual interest rate of LIBOR + 3.25%, subject to a 0.75% LIBOR floor, (ii) a $150.0 million revolving credit facility that matures in April 2026 with an annual interest rate of SOFR + 2.50%, and (iii) a $600.0 million term loan facility that matures in November 2027, with an annual interest rate of SOFR + 3.25%, subject to a 0.50% SOFR floor. These facilities are secured by the equity interests in certain of our subsidiaries which totaled $5.9 billion as of December 31, 2022.

The above table no longer reflects property mortgages of the Woodstar Portfolios, which as discussed in Notes 2 and 8 to the Consolidated Financial Statements, are now reflected net within “Investments of consolidated affordable housing fund” on our consolidated balance sheets.
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

Quarter Ended	Quarter-End Balance	Weighted-Average Balance During Quarter	Variance	Explanations for Significant Variances
March 31, 2022	15,419,344	15,645,668	(226,324)	(a)
June 30, 2022	17,008,158	16,151,019	857,139	(b)
September 30, 2022	17,282,020	17,521,495	(239,475)	(c)
December 31, 2022	18,299,267	18,084,425	214,842	(d)
_____________________________________________
(a)Variance primarily due to sales and securitizations that occurred late in the quarter.
(b)Variance primarily due to late quarter timing of loan pledges and advances.
(c)Variance primarily due to late quarter timing of debt pay downs from excess cash.
(d)Variance primarily related to late quarter pledge of a Euro denominated loan and exchange rate fluctuations.

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

Borrowings under Unsecured Senior Notes
During the years ended December 31, 2022 and 2021, the weighted average effective borrowing rate on our unsecured senior notes was 4.7% and 5.2%, respectively. The effective borrowing rate includes the effects of underwriter purchase discount.
Refer to Note 12 to the Consolidated Financial Statements for further disclosure regarding the terms of our unsecured senior notes.
Scheduled Principal Repayments on Investments and Overhang on Financing Facilities
The following scheduled and/or projected principal repayments on our investments were based on amounts outstanding and extended contractual maturities of those investments as of December 31, 2022. The projected and/or required repayments of financing were based on the earlier of (i) the extended contractual maturity of each credit facility or (ii) the extended contractual maturity of each of the investments that have been pledged as collateral under the respective credit facility (amounts in thousands):

	Scheduled Principal Repayments on Loans and HTM Securities	Scheduled/Projected Principal Repayments on RMBS and CMBS	Projected/Required Repayments of Financing	Scheduled Principal Inflows Net of Financing Outflows
First Quarter 2023	$343,396	$4,961	$(204,931)	$143,426
Second Quarter 2023	819,103	7,255	(788,384)	37,974
Third Quarter 2023	581,085	3,348	(423,796)	160,637
Fourth Quarter 2023	631,258	29,429	(1,919,730)	(1,259,043)	(1)
Total	$2,374,842	$44,993	$(3,336,841)	$(917,006)
__________________________________________________
(1)Shortfall primarily relates to $810.0 million of repayments under a Residential Loans repurchase facility that carries a one-year term which we can extend every three months with the lender’s consent and $344.3 million of repayments under a securities facility which carries a rolling 12-month term that we have historically extended, and intend to continue to extend with lender’s consent.
In the normal course of business, the Company is in discussions with its lenders to extend, amend or replace any financing facilities which contain near term expirations.
Issuances of Equity Securities
We may raise funds through capital market transactions by issuing capital stock. There can be no assurance, however, that we will be able to access the capital markets at any particular time or on any particular terms. We have authorized 100,000,000 shares of preferred stock and 500,000,000 shares of common stock. At December 31, 2022, we had 100,000,000 shares of preferred stock available for issuance and 189,324,830 shares of common stock available for issuance.

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
The amount of leverage we deploy for particular investments in our target assets depends upon our assessment of a variety of factors, which may include the anticipated liquidity and price volatility of the assets in our investment portfolio, the potential for losses and extension risk in our portfolio, the gap between the duration of our assets and liabilities, including hedges, the availability and cost of financing the assets, our opinion of the creditworthiness of our financing counterparties, the health of the U.S., European and Australian economies and commercial, residential and infrastructure markets, our outlook for the level, slope and volatility of interest rates, the credit quality of our assets, the collateral underlying our assets and our outlook for asset spreads relative to the applicable reference rate curve. Our secured debt agreements contain customary affirmative and negative covenants, including financial covenants, that in some cases restrict our total leverage (as defined therein). As of December 31, 2022, we were in compliance with all such covenants.
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

The tax treatment for our aggregate distributions per share of common stock paid with respect to the 2022 tax year is as follows:

Record Date	Payable Date	Per Share Dividend	Ordinary Taxable Dividends	Taxable Qualified Dividends	Total Capital Gain Distribution	Unrecaptured 1250 Gain	Section 199A Dividends

12/31/2021	1/14/2022	$0.0755	$0.0556	$0.0009	$0.0199	$0.0007	$0.0547
3/31/2022	4/15/2022	0.4800	0.3534	0.0054	0.1266	0.0041	0.3480
6/30/2022	7/15/2022	0.4800	0.3534	0.0054	0.1266	0.0041	0.3480
9/30/2022	10/14/2022	0.4800	0.3534	0.0054	0.1266	0.0041	0.3480
12/30/2022	1/13/2023	0.4800	0.3534	0.0054	0.1266	0.0041	0.3480
		$1.9955	$1.4692	$0.0225	$0.5263	$0.0171	$1.4467

Of the $0.48 per share 2021 fourth quarter distribution paid in January 2022, $0.4045 was previously treated as a 2021 distribution and $0.0755 is being treated as a 2022 distribution for federal tax purposes.
Contractual Obligations and Commitments
Our material contractual obligations and commitments as of December 31, 2022 are as follows (amounts in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Secured financings (a)	$14,610,127	$1,474,728	$2,729,981	$8,677,535	$1,727,883
CLOs and SASB (b)	3,689,140	771,977	1,139,280	1,682,111	95,772
Unsecured senior notes	2,350,000	550,000	900,000	900,000	—
Future loan commitments:
Commercial Lending (c)	2,316,718	1,472,614	810,459	33,645	—
Infrastructure Lending (d)	148,279	148,279	—	—	—
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

(c)Excludes $213.6 million of loan funding commitments in which management projects the Company will not be obligated to fund in the future due to repayments made by the borrower earlier than, or in excess of, expectations.

(d)Represents contractual commitments of $132.8 million under revolvers and letters of credit and $15.5 million under delayed draw term loans.
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
Significant judgment is required when estimating future credit losses; therefore, actual results over time could be materially different. As of December 31, 2022, we held $19.2 billion of loans and HTM securities measured at amortized cost with expected future funding commitments of $2.3 billion. During the years ended December 31, 2022, 2021 and 2020, we recognized credit loss provisions of $46.7 million, $8.3 million and $43.2 million, respectively, and the related credit loss allowance was $112.5 million and $82.7 million at December 31, 2022 and 2021, respectively.
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
Significant judgment is required when estimating expected cash flows used in determining the credit loss allowance for AFS debt securities; therefore, actual results over time could be materially different. As of December 31, 2022, we held $113.4 million of AFS debt securities. We did not recognize any provision for credit losses with respect to our AFS debt securities during the three years ended December 31, 2022 and there was no related credit loss allowance as of December 31, 2022.
Valuation of Assets and Liabilities Carried at Fair Value
We measure our VIE assets and liabilities, mortgage-backed securities, investments of consolidated affordable housing fund, derivative assets and liabilities, domestic servicing rights intangible asset and any assets or liabilities where we have elected the fair value option at fair value. When actively quoted observable prices are not available, we either use implied pricing from similar assets and liabilities or valuation models based on net present values of estimated future cash flows, adjusted as appropriate for liquidity, credit, market and/or other risk factors. See Note 21 to the Consolidated Financial Statements for details regarding the various methods and inputs we use in measuring the fair value of our assets and liabilities. As of December 31, 2022, we had $57.3 billion and $50.8 billion of assets and liabilities, respectively, that are measured at fair value, including $52.5 billion of VIE assets and $50.8 billion of VIE liabilities we consolidate pursuant to ASC 810.
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
Goodwill Impairment
Our goodwill at December 31, 2022 of $259.8 million represents the excess of consideration transferred over the fair value of net assets acquired in connection with the acquisitions of LNR in April 2013 and the Infrastructure Lending Segment in September 2018 and October 2018. In testing goodwill for impairment, we follow ASC 350, Intangibles—Goodwill and Other, which permits a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying value including goodwill. If the qualitative assessment determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying value including goodwill, then no impairment is determined to exist for the reporting unit. However, if the qualitative assessment determines that it is more likely than not that the fair value of the reporting unit is less than its carrying value including goodwill, or we choose not to perform the qualitative assessment, then we compare the fair value of that reporting unit with its carrying value, including goodwill, in a quantitative assessment. If the carrying value of a reporting unit exceeds its fair value, goodwill is considered impaired with the impairment loss measured as the excess of the reporting unit’s carrying value (inclusive of goodwill) over its fair value.
Based on our qualitative assessment during the fourth quarter of 2022, we believe that the Investing and Servicing Segment reporting unit to which the LNR acquisition goodwill was attributed is not currently at risk of failing a quantitative assessment. This qualitative assessment required judgment to be applied in evaluating the effects of multiple factors, including actual and projected financial performance of the reporting unit, macroeconomic conditions, industry and market conditions, and relevant entity specific events in determining whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill.
Based on our quantitative assessment during the fourth quarter of 2022, we determined that the fair value of the Infrastructure Lending Segment reporting unit to which goodwill is attributed exceeded its carrying value including goodwill. This quantitative assessment required judgment to be applied in determining the fair value of our equity in the Infrastructure Lending Segment, which included estimates of future cash flows, terminal equity multiple and market discount rate.
Valuation of Deferred Tax Assets
The ability to realize deferred tax assets depends on the ability to generate sufficient taxable income within the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction. The assessment regarding whether a valuation allowance is required or should be adjusted is based on an evaluation of possible sources of taxable income and also considers all available positive and negative evidence factors. Our accounting for the valuation of deferred tax assets represents our best estimate of future events. Changes in our current estimates, due to unanticipated market conditions or events, could have a material effect on our ability to utilize deferred tax assets. Refer to Note 22 to our consolidated financial statements for additional information on the composition of our deferred taxes.
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
We seek to further manage credit risk associated with our Investing and Servicing Segment loans held-for-sale through the purchase of credit index instruments. The following table presents our credit index instruments as of December 31, 2022 and December 31, 2021 (dollars in thousands):

	Face Value of Loans Held-for-Sale	Aggregate Notional Value of Credit Index Instruments	Number of Credit Index Instruments
December 31, 2022	$23,900	$49,000	3
December 31, 2021	$289,761	$49,000	3

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
Interest Rate Risk
Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. We are subject to interest rate risk in connection with our investments and the related financing obligations. In general, we seek to match the interest rate characteristics of our investments with the interest rate characteristics of any related financing obligations such as repurchase agreements, bank credit facilities, term loans, revolving facilities and securitizations. In instances where the interest rate characteristics of an investment and the related financing obligation are not matched, we mitigate such interest rate risk through the utilization of interest rate derivatives of the same duration. The following table presents financial instruments where we have utilized interest rate derivatives to hedge interest rate risk and the related interest rate derivatives as of December 31, 2022 and 2021 (dollars in thousands):

	Face Value of Hedged Instruments	Aggregate Notional Value of Credit Index Instruments	Number of Credit Index Instruments
Instrument hedged as of December 31, 2022
Loans held-for-sale	$3,116,815	$2,718,900	36
RMBS, available-for-sale	202,818	85,000	2
CMBS, fair value option	42,793	58,800	2
HTM debt securities	12,005	12,005	1
Secured financing agreements	681,823	1,471,446	9
Unsecured senior notes	1,000,000	970,000	2
	$5,056,254	$5,316,151	52
Instrument hedged as of December 31, 2021
Loans held-for-sale	$2,815,671	$2,135,800	62
RMBS, available-for-sale	221,806	85,000	2
CMBS, fair value option	79,651	71,000	2
HTM debt securities	14,283	14,283	1
Secured financing agreements	754,620	1,425,396	10
Unsecured senior notes	500,000	470,000	1
	$4,386,031	$4,201,479	78
The following table summarizes the estimated annual change in net investment income for our variable rate investments and our variable rate debt assuming increases or decreases in LIBOR or other applicable index rates and adjusted for the effects of our interest rate hedging activities (amounts in thousands):

Income (Expense) Subject to Interest Rate Sensitivity	Variable rate investments and indebtedness (1)	0.25% Decrease	0.50% Increase	1.00% Increase	1.50% Increase
Investment income from variable rate investments	$18,821,874	$(46,866)	$93,740	$187,481	$281,221
Interest expense from variable rate debt, net of interest rate derivatives	(14,411,438)	38,046	(74,900)	(148,296)	(221,692)
Net investment income from variable rate instruments	$4,410,436	$(8,820)	$18,840	$39,185	$59,529
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

As of December 31, 2022, daily compounded SONIA is utilized as the floating benchmark rate on $2.3 billion of our loans and $1.7 billion of our debt outstanding, while SOFR is utilized as the floating benchmark rate on $6.3 billion of our loans and $8.3 billion of our debt outstanding.

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

The following table represents our assets and liabilities that are denominated in Pounds Sterling (“GBP”), Euros (“EUR”), Australian dollar (“AUD”) and Swiss Franc (“CHF”), as well as our expected future net interest receipts (amounts in thousands):

	December 31, 2022
	GBP	EUR	AUD		CHF
Foreign currency assets	£1,955,257	€959,280	A$	1,863,969	Fr.	58,140
Foreign currency liabilities	(1,437,484)	(373,901)	(1,387,924)		(38,218)
Foreign currency contracts - notional	(579,970)	(661,468)	(636,167)		(24,455)
Expected future net interest cash flows	62,197	76,089	160,122		4,533
Net exposure to exchange rate fluctuations	£—	€—	A$	—	Fr.	—
Net exposure to exchange rate fluctuations in USD (1)	$—	$—		$—		$—

	December 31, 2021
	GBP	EUR	AUD			CHF
Foreign currency assets	£1,703,759	€651,685	A$	359,136		Fr.	—
Foreign currency liabilities	(1,253,959)	(248,634)	(283,796)			—
Foreign currency contracts - notional	(521,148)	(422,515)	(247,901)			—
Expected future net interest cash flows	71,348	19,464	12,561			—
Net exposure to exchange rate fluctuations	£—	€—	A$	(160,000)	(2)	Fr.	—
Net exposure to exchange rate fluctuations in USD (1)	$—	$—		$—			$—
______________________________________________________________________________________________________________________

(1)     Represents the U.S. Dollar equivalent using the GBP closing rate of 1.2097, EUR closing rate of 1.0705, AUD closing rate of 0.6813 and CHF closing rate of 1.0818 as of December 31, 2022, and GBP closing rate of 1.3529, EUR closing rate of 1.1371 and AUD closing rate of 0.7260 as of December 31, 2021.
(2) The AUD net exposure was related to borrowings received in December 2021 on one of our AUD denominated assets. Subsequent to December 31, 2021, we terminated a foreign currency contract totaling AU$160.0 million related to these borrowings.

Substantially all of our net asset exposure to the GBP, EUR, AUD and CHF has been hedged with foreign currency forward contracts as of December 31, 2022, as indicated in the table above. Refer to Note 14 to the Consolidated Financial Statements for further detail regarding our foreign currency derivatives and their contractual maturities.

Real Estate Risk

The market values of commercial and residential mortgage assets are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, the impacts of the ongoing COVID-19 pandemic, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions; changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay the underlying loans, which could also cause us to suffer losses.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Starwood Property Trust, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Starwood Property Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ DELOITTE & TOUCHE LLP
Miami, Florida
March 1, 2023
We have served as the Company’s auditor since 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of
Starwood Property Trust, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Starwood Property Trust. Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated March 1, 2023, expressed an unqualified opinion on those financial statements and financial statement schedules.
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
March 1, 2023

Starwood Property Trust, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except share data)

	As of December 31,
	2022	2021
Assets:
Cash and cash equivalents	$261,061	$217,362
Restricted cash	121,072	104,552
Loans held-for-investment, net of credit loss allowances of $99,413 and $67,270 (none and $59,225 held at fair value)	18,401,439	15,536,849
Loans held-for-sale, at fair value	2,784,594	2,876,800
Investment securities, net of credit loss allowances of $3,182 and $8,610 ($142,334 and $177,848 held at fair value)	815,804	860,984
Properties, net	1,449,986	1,166,387
Investments of consolidated affordable housing fund, at fair value	1,761,002	1,040,309
Investments in unconsolidated entities	91,892	90,097
Goodwill	259,846	259,846
Intangible assets ($17,790 and $16,780 held at fair value)	68,773	63,564
Derivative assets	108,621	48,216
Accrued interest receivable	168,521	116,262
Other assets	297,477	188,626
Variable interest entity (“VIE”) assets, at fair value	52,453,041	61,280,543
Total Assets	$79,043,129	$83,850,397
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$298,999	$189,696
Related-party payable	41,186	76,371
Dividends payable	151,511	147,624
Derivative liabilities	91,404	13,421
Secured financing agreements, net	14,501,532	12,576,850
Collateralized loan obligations and single asset securitization, net	3,676,224	2,616,116
Unsecured senior notes, net	2,329,211	1,828,590
VIE liabilities, at fair value	50,754,355	59,752,922
Total Liabilities	71,844,422	77,201,590
Commitments and contingencies (Note 23)
Temporary Equity: Redeemable non-controlling interests	362,790	214,915
Permanent Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Preferred stock, $0.01 per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 per share, 500,000,000 shares authorized, 318,123,861 issued and 310,675,170 outstanding as of December 31, 2022 and 312,268,944 issued and 304,820,253 outstanding as of December 31, 2021	3,181	3,123
Additional paid-in capital	5,807,087	5,673,376
Treasury stock (7,448,691 shares)	(138,022)	(138,022)
Retained earnings	769,237	493,106
Accumulated other comprehensive income	20,955	40,953
Total Starwood Property Trust, Inc. Stockholders’ Equity	6,462,438	6,072,536
Non-controlling interests in consolidated subsidiaries	373,479	361,356
Total Permanent Equity	6,835,917	6,433,892
Total Liabilities and Equity	$79,043,129	$83,850,397
________________________________________________________
Note: In addition to the VIE assets and liabilities which are separately presented, our consolidated balance sheets as of December 31, 2022 and 2021 include assets of $4.5 billion and $3.1 billion, respectively, and liabilities of $3.7 billion and $2.6 billion, respectively, related to consolidated collateralized loan obligations (“CLOs”) and a single asset securitization (“SASB”), which are considered to be VIEs.  The CLOs’ and SASB’s assets can only be used to settle obligations of the CLOs and SASB, and the CLOs’ and SASB’s liabilities do not have recourse to Starwood Property Trust, Inc. Refer to Note 16 for additional discussion of VIEs.
See notes to consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Consolidated Statements of Operations
(Amounts in thousands, except per share data)

	For the Year Ended December 31,
	2022	2021	2020
Revenues:
Interest income from loans	$1,218,521	$800,291	$751,943
Interest income from investment securities	65,058	45,168	54,412
Servicing fees	40,359	38,739	29,634
Rental income	128,263	278,831	297,828
Other revenues	12,515	7,059	2,338
Total revenues	1,464,716	1,170,088	1,136,155
Costs and expenses:
Management fees	155,551	167,773	127,127
Interest expense	797,121	445,087	419,763
General and administrative	175,500	171,302	157,874
Acquisition and investment pursuit costs	3,400	1,184	3,572
Costs of rental operations	44,115	111,667	117,676
Depreciation and amortization	49,293	83,001	94,405
Credit loss provision, net	46,657	8,335	43,153
Other expense	1,314	708	838
Total costs and expenses	1,272,951	989,057	964,408
Other income (loss):
Change in net assets related to consolidated VIEs	124,001	162,333	78,258
Change in fair value of servicing rights	1,010	3,578	(3,715)
Change in fair value of investment securities, net	(2,204)	(387)	5,393
Change in fair value of mortgage loans, net	(346,222)	69,050	133,124
Income from affordable housing fund investments	755,736	6,425	—
(Loss) earnings from unconsolidated entities	(6,323)	8,752	37,317
Gain on sale of investments and other assets, net	137,611	38,984	7,310
Gain (loss) on derivative financial instruments, net	334,015	82,363	(82,178)
Foreign currency (loss) gain, net	(96,956)	(36,292)	42,395
Loss on extinguishment of debt	(1,185)	(7,428)	(3,654)
Other (loss) income, net	(93,710)	(7,314)	281
Total other income	805,773	320,064	214,531
Income before income taxes	997,538	501,095	386,278
Income tax benefit (provision)	61,523	(8,669)	(20,197)
Net income	1,059,061	492,426	366,081
Net income attributable to non-controlling interests	(187,586)	(44,687)	(34,392)
Net income attributable to Starwood Property Trust, Inc.	$871,475	$447,739	$331,689

Earnings per share data attributable to Starwood Property Trust, Inc.:
Basic	$2.80	$1.54	$1.16
Diluted	$2.74	$1.52	$1.16
See notes to consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Amounts in thousands)

	For the Year Ended December 31,
	2022	2021	2020
Net income	$1,059,061	$492,426	$366,081
Other comprehensive income (loss) (net change by component):
Available-for-sale securities	(19,998)	(3,104)	(6,939)
Foreign currency translation	—	64	—
Other comprehensive loss	(19,998)	(3,040)	(6,939)
Comprehensive income	1,039,063	489,386	359,142
Less: Comprehensive income attributable to non-controlling interests	(187,586)	(44,687)	(34,392)
Comprehensive income attributable to Starwood Property Trust, Inc.	$851,477	$444,699	$324,750
See notes to consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Consolidated Statements of Equity
(Amounts in thousands, except share data)

	Temporary Equity	Common stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Starwood Property Trust, Inc. Stockholders’ Equity	Non- Controlling Interests	Total Permanent Equity
		Shares	Par Value		Shares	Amount
Balance, December 31, 2019	$—	287,380,891	$2,874	$5,132,532	5,180,140	$(104,194)	$(381,719)	$50,932	$4,700,425	$436,589	$5,137,014
Cumulative effect of credit loss accounting standard effective January 1, 2020	—	—	—	—	—	—	(32,286)	—	(32,286)	—	(32,286)
Proceeds from DRIP Plan	—	71,776	1	1,097	—	—	—	—	1,098	—	1,098
Redemption of Class A Units	—	409,712	4	8,960	—	—	—	—	8,964	(10,273)	(1,309)
Equity offering costs	—	—	—	(95)	—	—	—	—	(95)	—	(95)
Common stock repurchased	—	—	—	—	2,268,551	(33,828)	—	—	(33,828)	—	(33,828)
Share-based compensation	—	1,807,990	18	31,223	—	—	—	—	31,241	—	31,241
Manager fees paid in stock	—	2,421,232	24	36,022	—	—	—	—	36,046	—	36,046
Net income	—	—	—	—	—	—	331,689	—	331,689	34,392	366,081
Dividends declared, $1.92 per share	—	—	—	—	—	—	(547,417)	—	(547,417)	—	(547,417)
Other comprehensive loss, net	—	—	—	—	—	—	—	(6,939)	(6,939)	—	(6,939)
VIE non-controlling interests	—	—	—	—	—	—	—	—	—	(2,178)	(2,178)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	13,351	13,351
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	(98,203)	(98,203)
Balance, December 31, 2020	$—	292,091,601	$2,921	$5,209,739	7,448,691	$(138,022)	$(629,733)	$43,993	$4,488,898	$373,678	$4,862,576
Cumulative effect of convertible notes accounting standard update adopted January 1, 2021	—	—	—	(3,755)	—	—	2,219	—	(1,536)	—	(1,536)
Cumulative effect of investment company fair value adjustment	—	—	—	—	—	—	1,236,476	—	1,236,476	—	1,236,476
Proceeds from public offering of common stock	—	16,000,000	160	392,960	—	—	—	—	393,120	—	393,120
Proceeds from DRIP Plan	—	39,957	—	966	—	—	—	—	966	—	966
Redemption of Class A Units	—	853,681	9	17,729	—	—	—	—	17,738	(17,738)	—
Equity offering costs	—	—	—	(720)	—	—	—	—	(720)	—	(720)
Share-based compensation	—	2,568,525	26	39,261	—	—	—	—	39,287	—	39,287
Manager fees paid in stock	—	715,180	7	17,033	—	—	—	—	17,040	—	17,040
Net income	748	—	—	—	—	—	447,739	—	447,739	43,939	491,678
Dividends declared, $1.92 per share	—	—	—	—	—	—	(563,595)	—	(563,595)	—	(563,595)
Other comprehensive loss, net	—	—	—	—	—	—	—	(3,040)	(3,040)	—	(3,040)
Contributions from non-controlling interests	214,167	—	—	—	—	—	—	—	—	5,590	5,590
Distributions to non-controlling interests	—	—	—	163	—	—	—	—	163	(44,113)	(43,950)
Balance, December 31, 2021	$214,915	312,268,944	$3,123	$5,673,376	7,448,691	$(138,022)	$493,106	$40,953	$6,072,536	$361,356	$6,433,892
Proceeds from ATM Agreement	—	2,168,710	22	49,241	—	—	—	—	49,263	—	49,263
Proceeds from DRIP Plan	—	48,357	—	1,073	—	—	—	—	1,073	—	1,073
Proceeds from employee stock purchase plan	—	67,965	1	1,180	—	—	—	—	1,181	—	1,181
Equity offering costs	—	—	—	(1,074)	—	—	—	—	(1,074)	—	(1,074)
Share-based compensation	—	1,724,165	17	40,168	—	—	—	—	40,185	—	40,185
Manager fees paid in stock	—	1,845,720	18	43,123	—	—	—	—	43,141	—	43,141
Net income	153,820	—	—	—	—	—	871,475	—	871,475	33,766	905,241
Dividends declared, $1.92 per share	—	—	—	—	—	—	(595,344)	—	(595,344)	—	(595,344)
Other comprehensive loss, net	—	—	—	—	—	—	—	(19,998)	(19,998)	—	(19,998)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	21,925	21,925
Distributions to non-controlling interests	(5,945)	—	—	—	—	—	—	—	—	(43,568)	(43,568)
Balance, December 31, 2022	$362,790	318,123,861	3,181	$5,807,087	7,448,691	$(138,022)	$769,237	$20,955	$6,462,438	$373,479	$6,835,917
See notes to consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Amounts in thousands)

	For the Year Ended December 31,
	2022	2021	2020
Cash Flows from Operating Activities:
Net income	$1,059,061	$492,426	$366,081
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of deferred financing costs, premiums and discounts on secured borrowings	47,662	43,199	40,131
Amortization of discounts and deferred financing costs on unsecured senior notes	8,782	7,076	7,939
Accretion of net discount on investment securities	(12,227)	(13,513)	(12,818)
Accretion of net deferred loan fees and discounts	(62,557)	(57,948)	(42,199)
Share-based compensation	40,185	39,287	31,241
Manager fees paid in stock	43,141	17,040	36,046
Change in fair value of investment securities	2,204	387	(5,393)
Change in fair value of consolidated VIEs	25,159	(20,070)	58,160
Change in fair value of servicing rights	(1,010)	(3,578)	3,715
Change in fair value of loans	346,222	(69,050)	(133,124)
Change in fair value of affordable housing fund investments	(720,693)	(402)	—
Change in fair value of derivatives	(329,204)	(90,126)	88,544
Foreign currency loss (gain), net	96,956	36,292	(42,395)
Gain on sale of investments and other assets	(137,611)	(38,984)	(7,310)
Impairment charges on properties and related intangibles	55	—	—
Credit loss provision, net	46,657	8,335	43,153
Depreciation and amortization	53,941	84,591	94,154
Loss (earnings) from unconsolidated entities	6,323	(8,752)	(37,317)
Distributions of earnings from unconsolidated entities	5,354	4,708	2,978
Loss on extinguishment of debt	986	7,428	3,654
Origination and purchase of loans held-for-sale, net of principal collections	(4,437,448)	(5,172,721)	(2,074,678)
Proceeds from sale of loans held-for-sale	4,153,003	3,831,712	2,802,118
Changes in operating assets and liabilities:
Related-party payable, net	(35,185)	37,201	(1,755)
Accrued and capitalized interest receivable, less purchased interest	(201,500)	(136,772)	(175,287)
Other assets	44,118	(28,437)	282
Accounts payable, accrued expenses and other liabilities	171,367	40,696	(372)
Net cash provided by (used in) operating activities	213,741	(989,975)	1,045,548
Cash Flows from Investing Activities:
Origination, purchase and funding of loans held-for-investment	(5,544,012)	(8,637,213)	(3,133,196)
Proceeds from principal collections on loans	2,096,777	4,024,958	1,696,244
Proceeds from loans sold	101,683	344,221	504,231
Purchase and funding of investment securities	(86,512)	(198,358)	(22,408)
Proceeds from sales of investment securities	—	—	7,940
Proceeds from principal collections on investment securities	115,947	87,450	83,533
Proceeds from sales of real estate	203,702	98,210	24,541
Purchases and additions to properties and other assets	(25,225)	(26,272)	(25,164)
Investments in unconsolidated entities	(461)	(1,312)	(3,133)
Proceeds from sale of interest in unconsolidated entities	—	—	10,313
Distribution of capital from unconsolidated entities	3,375	30,448	3,422
Cash reclassified to investments of affordable housing fund	—	(28,094)	—
Cash resulting from initial consolidation of entities	617	—	—
Payments for purchase or termination of derivatives	(19,077)	(33,902)	(74,801)
Proceeds from termination of derivatives	202,880	58,210	16,673
Net cash used in investing activities	$(2,950,306)	$(4,281,654)	$(911,805)
See notes to consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(Amounts in thousands)

	For the Year Ended December 31,
	2022	2021	2020
Cash Flows from Financing Activities:
Proceeds from borrowings	$13,521,148	$17,436,866	$7,100,563
Principal repayments on and repurchases of borrowings	(9,888,088)	(11,929,179)	(6,137,778)
Payment of deferred financing costs	(69,820)	(71,858)	(27,122)
Proceeds from common stock issuances	51,517	394,086	1,098
Payment of equity offering costs	(1,074)	(720)	(95)
Payment of dividends	(591,457)	(553,930)	(546,885)
Contributions from non-controlling interests	21,925	219,757	11,775
Distributions to non-controlling interests	(49,452)	(43,950)	(99,512)
Purchase of treasury stock	—	—	(33,828)
Issuance of debt of consolidated VIEs	—	69,398	187,494
Repayment of debt of consolidated VIEs	(290,232)	(767,427)	(522,348)
Distributions of cash from consolidated VIEs	93,412	120,060	79,921
Net cash provided by financing activities	2,797,879	4,873,103	13,283
Net increase (decrease) in cash, cash equivalents and restricted cash	61,314	(398,526)	147,026
Cash, cash equivalents and restricted cash, beginning of period	321,914	722,162	574,031
Effect of exchange rate changes on cash	(1,095)	(1,722)	1,105
Cash, cash equivalents and restricted cash, end of period	$382,133	$321,914	$722,162
Supplemental disclosure of cash flow information:
Cash paid for interest	$671,186	$386,918	$379,949
Income taxes (refunded) paid, net	(7,862)	7,793	11,369
Supplemental disclosure of non-cash investing and financing activities:
Dividends declared, but not yet paid	$152,443	$148,527	$138,075
Consolidation of VIEs (VIE asset/liability additions)	4,361,325	5,332,754	4,665,636
Deconsolidation of VIEs (VIE asset/liability reductions)	730,013	935,855	32,270
Net assets acquired through foreclosure, equity control or conversion to equity interest:
Assets acquired, less cash	406,705	36,308	75,246
Liabilities assumed	95,691	—	3,758
Lease liabilities arising from obtaining right-of-use assets	29,821	1,430	—
Loan principal collections temporarily held at master servicer	429	31,681	34,601
Unsettled derivative transactions	2,323	—	—
Reclassification of loans held-for-investment to loans held-for-sale	113,710	267,557	749,995
Reclassification of loans held-for-sale to loans held-for-investment	—	155,548	104,327
Transfer of loans from VIE assets to residential loans upon redemption of consolidated RMBS trusts	—	526,679	176,614
Redemption of Class A Units for common stock	—	17,738	8,538
Contribution of Woodstar II Portfolio net assets from non-controlling interests	—	—	1,576
See notes to consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of December 31, 2022
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
We have four reportable business segments as of December 31, 2022 and we refer to the investments within these segments as our target assets:
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
REO assets generally represent a very small percentage of the overall asset pool of a trust. In new issue trusts there are no REO assets. We estimate that REO assets constitute approximately 1% of our consolidated securitization VIE assets, with the remaining 99% representing loans. However, it is important to note that the fair value of our securitization VIE assets is determined by reference to our securitization VIE liabilities as permitted under Accounting Standard Update (“ASU”) 2014-13, Consolidation (Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity. In other words, our VIE liabilities are more reliably measurable than the VIE assets, resulting in our current measurement methodology which utilizes this value to determine the fair value of our securitization VIE assets as a whole. As a result, these percentages are not necessarily indicative of the relative fair values of each of these asset categories if the assets were to be valued individually.
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

Properties Held-For-Sale

Properties and any associated intangible assets are presented within properties held-for-sale on our consolidated balance sheet when the sale of the property is considered probable, at which time we cease depreciation and amortization of the property and the associated intangibles. Held-for-sale properties are reported at the lower of their carrying value or fair value less costs to sell. There were no properties held-for-sale at December 31, 2022 or 2021.

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

Effective with the third party interest sale, the Woodstar Fund has the characteristics of an investment company under ASC 946, Financial Services – Investment Companies. Accordingly, the Woodstar Fund is required to carry the investments in its properties at fair value, with a cumulative effect adjustment between the fair value and previous carrying value of its investments recognized in stockholders’ equity as of November 5, 2021, the date of the Woodstar Fund’s change in status to an investment company. Such cumulative effect adjustment amounted to $1.2 billion, as reflected in our consolidated statement of equity for the year ended December 31, 2021. Because we are the primary beneficiary of the Woodstar Fund, which is a VIE (as discussed in Note 16), we consolidate the accounts of the Woodstar Fund into our consolidated financial statements, retaining the fair value basis of accounting for its investments. Realized and unrealized changes in the fair value of the Woodstar Fund’s property investments, and distributions thereon, are recognized in the “Income from affordable housing fund investments” caption within the other income (loss) section of our consolidated statements of operations for the years ended December 31, 2022 and 2021. See Note 8 for further details regarding the Woodstar Fund’s investments and related income and Note 18 with respect to its contingently redeemable non-controlling interests which are classified as “Temporary Equity” in our consolidated balance sheet.
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

Goodwill

Goodwill is not amortized, but rather tested for impairment annually or more frequently if events or changes in circumstances indicate potential impairment. Goodwill at December 31, 2022 represents the excess of the consideration paid over the fair value of net assets acquired in connection with the acquisitions of LNR Property LLC (“LNR”) in April 2013 and the Infrastructure Lending Segment in September and October 2018.
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
Leases
ASC 842, Leases, which we adopted January 1, 2019, establishes a right-of-use model for lessee accounting which results in the recognition of most leased assets and lease liabilities on the balance sheet of the lessee. Lessor accounting was not significantly affected by this ASC. We elected not to apply the recognition provisions of ASC 842 to short-term leases, which have original lease terms of 12 months or less. As a lessor, we elected not to separate nonlease components, such as reimbursements from tenants for common area maintenance (“CAM”), from lease components for all classes of underlying assets, and continue to recognize such nonlease components ratably in rental income. We also elected to continue to exclude from rental income all sales, use and other similar taxes collected from lessees. As required by ASC 842, we do not record as revenues and expenses lessor costs (such as property taxes) paid directly by the lessees. All of our leases, as both lessor and lessee, are currently classified as operating leases, which are subject to straight-line revenue and expense recognition.
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

Share‑Based Payments
The fair value of the restricted stock (“RSAs”) or restricted stock units (“RSUs”) granted is recorded as expense on a straight‑line basis over the vesting period for the award, with an offsetting increase in stockholders’ equity. The fair value is determined based upon the stock price on the grant date. The Company recognizes compensation expense related to its Employee Stock Purchase Program (“ESPP”) based on the estimated fair value of the discounted purchase options granted to the participants as of the beginning of each quarterly offering period determined using the Black-Scholes option pricing model.

Foreign Currency Translation
Our assets and liabilities denominated in foreign currencies are translated into U.S. dollars using foreign currency exchange rates at the end of the reporting period. Income and expenses are translated at the average exchange rates for each reporting period. The effects of translating the assets, liabilities and income of our foreign investments held by entities with a U.S. dollar functional currency are included in foreign currency gain (loss) in the consolidated statements of operations. The effects of translating the assets, liabilities and income of our foreign investments held by entities with functional currencies other than the U.S. dollar are included in OCI. Realized foreign currency gains and losses and changes in the value of foreign currency denominated monetary assets and liabilities are included in the determination of net income and are reported as foreign currency gain (loss) in our consolidated statements of operations.

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
Earnings Per Share
We present both basic and diluted earnings per share (“EPS”) amounts in our financial statements. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS reflects the maximum potential dilution that could occur from (i) our share-based compensation, consisting of unvested RSAs and RSUs and any outstanding discounted share purchase options under the ESPP, (ii) shares contingently issuable to our Manager, (iii) the conversion options associated with our Convertible Notes (see Notes 12 and 19) and (iv) non-controlling interests that are redeemable with our common stock (see Note 18). Potential dilutive shares are excluded from the calculation if they have an anti-dilutive effect in the period.

Nearly all of the Company’s unvested RSUs and RSAs contain rights to receive non-forfeitable dividends and thus are participating securities. In addition, the non-controlling interests that are redeemable with our common stock are considered participating securities because they earn a preferred return indexed to the dividend rate on our common stock (see Note 18). Due to the existence of these participating securities, the two-class method of computing EPS is required, unless another method is determined to be more dilutive. Under the two-class method, undistributed earnings are reallocated between shares of common stock and participating securities. For the years ended December 31, 2022, 2021 and 2020, the two-class method resulted in the most dilutive EPS calculation.

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
We believe the estimates and assumptions underlying our consolidated financial statements are reasonable and supportable based on the information available as of December 31, 2022. Actual results may ultimately differ from those estimates.
Recent Accounting Developments
On March 12, 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and on January 11, 2021, issued ASU 2021-01, Reference Rate Reform (Topic 848) – Scope, both of which provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference LIBOR or other reference rates expected to be discontinued because of reference rate reform. These ASUs are effective through December 31, 2024, as extended by ASU 2022-06, Deferral of the Sunset Date of Topic 848, issued by the FASB on December 21, 2022. The Company has not adopted any of the optional expedients or exceptions through December 31, 2022.
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

3. Acquisitions and Divestitures
Investing and Servicing Segment Property Portfolio (“REIS Equity Portfolio”)

During the year ended December 31, 2022, we sold three operating properties within the REIS Equity Portfolio for $92.1 million and recognized a total gain of $50.9 million within gain on sale of investments and other assets in our consolidated statement of operations, of which $0.6 million was attributable to non-controlling interests. During the year ended December 31, 2021, we sold two operating properties within the REIS Equity Portfolio for $68.7 million and recognized a total gain of $22.2 million within gain on sale of investments and other assets in our consolidated statement of operations. During the year ended December 31, 2020, we sold an operating property within the REIS Equity Portfolio for $24.1 million and recognized a gain of $7.4 million within gain on sale of investments and other assets in our consolidated statement of operations.

Commercial and Residential Lending Segment
During the year ended December 31, 2022, we sold a distribution facility located in Orlando, Florida that was previously acquired in April 2019 through foreclosure of a loan with a carrying value of $18.5 million. The property was sold for $114.8 million and we recognized a gain of $86.6 million within gain on sale of investments and other assets in our consolidated statement of operations. During the year ended December 31, 2021, we sold a grocery distribution facility located in Montgomery, Alabama that was previously acquired in March 2019 through foreclosure of a loan with a carrying value of $9.0 million ($20.9 million unpaid principal balance net of an $8.3 million allowance and $3.6 million of unamortized discount) at the foreclosure date. The property was sold for $31.2 million and we recognized a gain of $17.7 million within gain on sale of investments and other assets in our consolidated statements of operations. There were no properties sold within the Commercial and Residential Lending Segment during the year ended December 31, 2020.

Woodstar Fund

On November 5, 2021, we established the Woodstar Fund and sold a 20.6% interest to third parties. See further discussion in Notes 2 and 8.

Acquisitions

During the years ended December 31, 2022, 2021 and 2020, we had no significant acquisitions of properties or businesses other than properties acquired through loan foreclosure or obtaining equity control as discussed in Note 5.

4. Restricted Cash
A summary of our restricted cash as of December 31, 2022 and 2021 is as follows (amounts in thousands):

	As of December 31,
	2022	2021
Cash collateral for derivative financial instruments	$69,607	$55,032
Cash restricted by lender	49,727	46,059
Funds held on behalf of borrowers and tenants	1,255	3,420
Other restricted cash	483	41
	$121,072	$104,552

5. Loans
Our loans held-for-investment are accounted for at amortized cost and our loans held-for-sale are accounted for at the lower of cost or fair value, unless we have elected the fair value option for either. The following tables summarize our investments in mortgages and loans as of December 31, 2022 and 2021 (dollars in thousands):

December 31, 2022	Carrying Value	Face Amount	Weighted Average Coupon (1)	Weighted Average Life (“WAL”) (years)(2)
Loans held-for-investment:
Commercial loans:
First mortgages (3)	$15,562,452	$15,648,358	7.9%	1.7
Subordinated mortgages (4)	71,100	72,118	13.6%	1.8
Mezzanine loans (3)	445,363	442,339	12.9%	1.0
Other	58,393	59,393	8.2%	1.4
Total commercial loans	16,137,308	16,222,208
Infrastructure first priority loans	2,363,544	2,395,762	8.6%	3.9
Total loans held-for-investment	18,500,852	18,617,970
Loans held-for-sale:
Residential, fair value option (5)	2,763,458	3,092,915	4.5%	N/A	(6)
Commercial, fair value option	21,136	23,900	5.7%	8.6
Total loans held-for-sale	2,784,594	3,116,815
Total gross loans	21,285,446	$21,734,785
Credit loss allowances:
Commercial loans held-for-investment	(88,801)
Infrastructure loans held-for-investment	(10,612)
Total allowances	(99,413)
Total net loans	$21,186,033

December 31, 2021
Loans held-for-investment:
Commercial loans:
First mortgages (3)	$12,991,099	$13,067,524	4.5%	1.9
Subordinated mortgages (4)	70,771	72,371	10.0%	2.8
Mezzanine loans (3)	417,504	415,155	9.4%	1.4
Other	17,424	19,029	8.2%	2.1
Total commercial loans	13,496,798	13,574,079
Infrastructure first priority loans	2,048,096	2,071,912	4.4%	4.3
Residential loans, fair value option (5)	59,225	60,133	6.0%	N/A	(6)
Total loans held-for-investment	15,604,119	15,706,124
Loans held-for-sale:
Residential, fair value option (5)	2,590,005	2,525,910	4.2%	N/A	(6)
Commercial, fair value option	286,795	289,761	4.0%	9.0
Total loans held-for-sale	2,876,800	2,815,671
Total gross loans	18,480,919	$18,521,795
Credit loss allowances:
Commercial loans held-for-investment	(46,600)
Infrastructure loans held-for-investment	(20,670)
Total allowances	(67,270)
Total net loans	$18,413,649

______________________________________________________________________________________________________________________
(1)Calculated using LIBOR or other applicable index rates as of December 31, 2022 and 2021 for variable rate loans and excludes loans for which interest income is not recognized.
(2)Represents the WAL of each respective group of loans, excluding loans for which interest income is not recognized, as of the respective balance sheet date. The WAL of each individual loan is calculated using amounts and timing of future principal payments, as projected at origination or acquisition.
(3)First mortgages include first mortgage loans and any contiguous mezzanine loan components because as a whole, the expected credit quality of these loans is more similar to that of a first mortgage loan.  The application of this methodology resulted in mezzanine loans with carrying values of $1.3 billion and $1.4 billion being classified as first mortgages as of December 31, 2022 and 2021, respectively.
(4)Subordinated mortgages include B-Notes and junior participation in first mortgages where we do not own the senior A-Note or senior participation. If we own both the A-Note and B-Note, we categorize the loan as a first mortgage loan.
(5)During the year ended December 31, 2022, $50.1 million of residential loans held-for-investment were reclassified into loans held-for-sale. During the year ended December 31, 2021, $94.2 million of residential loans held-for-sale were reclassified into loans held-for-investment and $125.4 million of residential loans held-for-investment were reclassified into loans held-for-sale.
(6)Residential loans have a weighted average remaining contractual life of 28.8 years and 29.4 years as of December 31, 2022 and 2021, respectively.
As of December 31, 2022, our variable rate loans held-for-investment, excluding loans for which interest income is not recognized, were as follows (dollars in thousands):

December 31, 2022	Carrying Value	Weighted-average Spread Above Index
Commercial loans	$15,631,979	4.0%
Infrastructure loans	2,363,544	4.0%
Total variable rate loans held-for-investment	$17,995,523	4.0%
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
The macroeconomic forecasts do not differentiate among property types or asset classes. Instead, these forecasts reference general macroeconomic growth factors which apply broadly across all assets. For instance, although the office sector has been adversely affected by the increase in remote working arrangements and the retail sector has been adversely affected by electronic commerce, the broad macroeconomic forecasts do not account for such differentiation. Accordingly, we have selected a more adverse macroeconomic recovery forecast related to office and retail properties in determining our credit loss allowance.
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
The significant credit quality indicators for our loans measured at amortized cost, which excludes loans held-for-sale, were as follows as of December 31, 2022 (dollars in thousands):

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Total	Total Amortized Cost Basis	Credit Loss Allowance
As of December 31, 2022	2022	2021	2020	2019	2018	Prior
Commercial loans:
Credit quality indicator:
LTV < 60%	$1,894,108	$2,606,796	$453,914	$1,038,506	$390,248	$634,470	$—	$7,018,042	$9,362
LTV 60% - 70%	1,876,566	3,866,518	148,866	1,024,962	282,980	68,528	—	7,268,420	30,929
LTV > 70%	101,664	468,305	240,295	441,198	265,673	270,393	—	1,787,528	43,585
Credit deteriorated	—	—	—	—	—	4,925	—	4,925	4,925
Defeased and other	42,138	—	—	—	—	16,255	—	58,393	—
Total commercial	$3,914,476	$6,941,619	$843,075	$2,504,666	$938,901	$994,571	$—	$16,137,308	$88,801
Infrastructure loans:
Credit quality indicator:
Power	$89,342	$218,382	$83,410	$285,434	$405,453	$381,238	$7,036	$1,470,295	$5,267
Oil and gas	109,894	357,483	—	289,017	84,482	50,384	1,989	893,249	5,345
Total infrastructure	$199,236	$575,865	$83,410	$574,451	$489,935	$431,622	$9,025	$2,363,544	$10,612
Loans held-for-sale								2,784,594	—
Total gross loans								$21,285,446	$99,413

Non-Credit Deteriorated Loans
As of December 31, 2022, we had the following loans with a combined amortized cost basis of $78.9 million that were 90 days or greater past due at December 31, 2022: (i) a $37.8 million leasehold mortgage loan on a luxury resort in California destroyed by wildfire; (ii) $31.9 million of residential loans; and (iii) a $9.2 million loan on a hospitality asset in New York that our Investing and Servicing Segment acquired as nonperforming in October 2021. All of these loans were on nonaccrual as of December 31, 2022. We also had the following loans on nonaccrual as of December 31, 2022: (i) a $207.5 million senior loan on a retail and entertainment project in New Jersey, of which $7.3 million was converted into equity interests (see Note 9); and (ii) a $28.2 million mezzanine loan on an office property in Hawaii for which we were repaid at par subsequent to year end. None of these loans are considered credit deteriorated as we presently expect to recover all amounts due.
Credit Deteriorated Loans
As of December 31, 2022, we had a $4.9 million subordinated loan secured by a department store in Chicago which was deemed credit deteriorated and is fully reserved.

Foreclosures, Equity Control and Conversion to Equity Interests

In December 2022, we foreclosed on a senior loan secured by an office building in California, which resulted in our obtaining physical possession of the underlying collateral. The carrying value of the loan was $245.1 million, including $21.3 million of unpaid interest prior to the loan being placed on nonaccrual in January 2022. In connection with the foreclosure, we reclassified the $245.1 million carrying value of the loan (representing our acquisition cost of the underlying land and building) to properties in accordance with the asset acquisition provisions of ASC 805.

In December 2022, a senior loan participation secured by a natural gas-fired power plant in Massachusetts was converted to a 12% equity interest in the borrower. The net carrying value of the loan converted was $16.4 million, net of a credit loss allowance of $16.9 million (of which $6.8 million and $10.1 million was provided during 2022 and 2021, respectively). In connection with the conversion, we reclassified the $16.4 million net carrying value of the loan to investments in unconsolidated entities.
In May 2022, we obtained control over the pledged equity interests of a mezzanine borrower entity related to an office building located in Texas, which resulted in our consolidating the mezzanine borrower entity including the underlying property collateral and related debt. The net carrying value of our loans related to this property totaled $50.2 million and consisted of first mortgage and mezzanine loans which are now eliminated in consolidation. In connection with the consolidation of the mezzanine borrower entity, we recorded properties of $112.6 million, lease intangible assets of $13.6 million, net working capital of $11.8 million and third-party first mortgage debt of $87.8 million in accordance with the asset acquisition provisions of ASC 805.
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
The following tables present the activity in our credit loss allowance for funded loans and unfunded commitments (amounts in thousands):

	Funded Commitments Credit Loss Allowance
	Loans Held-for-Investment				Loans Held-for-Sale	Total Funded Loans
	Commercial		Infrastructure		Infrastructure
Credit loss allowance at December 31, 2019	$33,415		$—		$196	$33,611
Cumulative effect of ASC 326 effective January 1, 2020	10,112		10,328		—	20,440
Credit loss provision (reversal), net	48,711		(2,495)		(125)	46,091
Charge-offs	(22,627)	(1)	—		(71)	(22,698)
Credit loss allowance at December 31, 2020	69,611		7,833		—	77,444
Credit loss (reversal) provision, net	(7,947)		12,580		—	4,633
Charge-offs	(14,807)	(2)	—		—	(14,807)
Transfers	(257)		257		—	—
Credit loss allowance at December 31, 2021	46,600		20,670		—	67,270
Credit loss provision, net	42,201		6,848		—	49,049
Charge-offs	—		(16,906)	(3)	—	(16,906)
Credit loss allowance at December 31, 2022	$88,801		$10,612		$—	$99,413

	Unfunded Commitments Credit Loss Allowance (4)
	Loans Held-for-Investment
	Commercial	Infrastructure	CMBS (5)	Total
Credit loss allowance at December 31, 2019	$—	$—	$—	$—
Cumulative effect of ASC 326 effective January 1, 2020	8,348	2,205	—	10,553
Credit loss (reversal) provision, net	(3,090)	(1,393)	—	(4,483)
Credit loss allowance at December 31, 2020	5,258	812	—	6,070
Credit loss provision (reversal), net	1,434	(667)	—	767
Credit loss allowance at December 31, 2021	6,692	145	—	6,837
Credit loss provision (reversal), net	3,057	(73)	52	3,036
Credit loss allowance at December 31, 2022	$9,749	$72	$52	$9,873
Memo: Unfunded commitments as of December 31, 2022 (6)	$2,282,391	$15,500	$34,327	$2,332,218
______________________________________________________________________________________________________________________
(1)Primarily relates to the charge-off of the credit loss allowance relating to credit deteriorated first mortgage and contiguous mezzanine loans that were eliminated as a result of consolidating the net assets of the borrower entities upon exercising control over their pledged equity interests in October 2020.
(2)Relates to a $7.8 million unsecured promissory note deemed uncollectible in connection with a residential conversion project located in New York City and a $7.0 million subordinated mortgage note deemed uncollectible in connection with a vacant department store in the Chicago area. Both notes were previously considered credit deteriorated and were fully reserved at or prior to write-off.
(3)Relates to the senior loan participation converted to an equity interest described above.
(4)Included in accounts payable, accrued expenses and other liabilities in our consolidated balance sheets.
(5)See Note 6 for further details.
(6)Represents amounts expected to be funded (see Note 23).

Loan Portfolio Activity
The activity in our loan portfolio was as follows (amounts in thousands):

	Held-for-Investment Loans
Year Ended December 31, 2022	Commercial	Infrastructure	Residential	Held-for-Sale Loans	Total Loans
Balance at December 31, 2021	$13,450,198	$2,027,426	$59,225	$2,876,800	$18,413,649
Acquisitions/originations/additional funding	4,882,414	661,598	—	4,634,722	10,178,734
Capitalized interest (1)	121,500	503	1,639	508	124,150
Basis of loans sold (2)	(10,109)	(26,824)	—	(4,216,618)	(4,253,551)
Loan maturities/principal repayments	(1,764,638)	(293,264)	(7,623)	(193,105)	(2,258,630)
Discount accretion/premium amortization	52,939	9,618	—	—	62,557
Changes in fair value	—	—	(3,169)	(343,053)	(346,222)
Foreign currency translation gain/(loss), net	(304,051)	(2,895)	—	—	(306,946)
Credit loss provision, net	(42,201)	(6,848)	—	—	(49,049)
Loan foreclosure, equity control and conversion to equity interest	(273,929)	(16,382)	—	—	(290,311)	(3)
Transfer to/from other asset/liability classifications or between segments	(63,616)	—	(50,072)	25,340	(88,348)	(4)
Balance at December 31, 2022	$16,048,507	$2,352,932	$—	$2,784,594	$21,186,033

	Held-for-Investment Loans
Year Ended December 31, 2021	Commercial	Infrastructure	Residential	Held-for-Sale Loans	Total Loans
Balance at December 31, 2020	$9,583,949	$1,412,440	$90,684	$1,052,835	$12,139,908
Acquisitions/originations/additional funding	7,822,441	817,104	—	5,351,034	13,990,579
Capitalized interest (1)	112,178	—	4,308	2,650	119,136
Basis of loans sold (2)	(307,454)	(12,678)	—	(3,856,736)	(4,176,868)
Loan maturities/principal repayments	(3,508,969)	(304,878)	(31,251)	(352,711)	(4,197,809)
Discount accretion/premium amortization	52,416	5,028	—	504	57,948
Changes in fair value	—	—	1,186	67,864	69,050
Foreign currency translation gain/(loss), net	(71,419)	(711)	—	—	(72,130)
Credit loss reversal (provision), net	7,947	(12,580)	—	—	(4,633)
Loan foreclosure and conversion to equity interest	(36,308)	—	—	—	(36,308)	(5)
Transfer to/from other asset classifications or between segments	(204,583)	123,701	(5,702)	611,360	524,776	(6)
Balance at December 31, 2021	$13,450,198	$2,027,426	$59,225	$2,876,800	$18,413,649

	Held-for-Investment Loans
Year Ended December 31, 2020	Commercial		Infrastructure	Residential	Held-for-Sale Loans	Total Loans
Balance at December 31, 2019	$8,517,054		$1,397,448	$671,572	$884,150	$11,470,224
Cumulative effect of ASC 326 effective January 1, 2020	(10,112)		(10,328)	—	—	(20,440)
Acquisitions/originations/additional funding	2,753,782		278,694	100,720	2,204,203	5,337,399
Capitalized interest (1)	143,818		195	—	—	144,013
Basis of loans sold (2)	(443,793)		—	(604)	(2,862,606)	(3,307,003)
Loan maturities/principal repayments	(1,398,991)		(189,288)	(90,273)	(142,644)	(1,821,196)
Discount accretion/premium amortization	39,642		2,447	—	110	42,199
Changes in fair value	—		—	(15,382)	148,506	133,124
Foreign currency translation gain/(loss), net	102,748		1,096	—	(1,291)	102,553
Credit loss (provision) reversal, net	(48,711)		2,495	—	125	(46,091)
Consolidation of properties upon obtaining equity control	(71,488)	(7)	—	—	—	(71,488)
Transfer to/from other asset classifications	—		(70,319)	(575,349)	822,282	176,614	(6)
Balance at December 31, 2020	$9,583,949		$1,412,440	$90,684	$1,052,835	$12,139,908

______________________________________________________________________________________________________________________
(1)Represents accrued interest income on loans whose terms do not require current payment of interest.
(2)See Note 13 for additional disclosure on these transactions.
(3)Represents (i) the $50.2 million net carrying value of first mortgage and contiguous mezzanine loans related to an office building in Texas that is eliminated as a result of consolidating the net assets of the mezzanine borrower entity upon obtaining control over its pledged equity interests in May 2022, (ii) the $223.8 million principal amount of a senior loan secured by an office building in California foreclosed in December 2022 and (iii) the $16.4 million net carrying value of the senior loan participation in a natural gas-fired power plant in Massachusetts that was converted to an equity interest in December 2022 (see discussion above).
(4)During the year ended December 31, 2022, we repurchased at par $745.0 million of agency-eligible residential loans that were previously sold. The repurchase was subject to a contingency for which we recorded a contingency loss of $88.4 million within other loss, net in the consolidated statement of operations. At the time the loans were repurchased, this loss was utilized to reduce the carrying value of the loans to their estimated fair value.
(5)Includes (i) a $29.0 million credit deteriorated loan related to a residential conversion project which was foreclosed in April 2021 and (ii) $7.3 million of a commercial loan that was converted to equity interests in March 2021 (see Note 9) pursuant to a consensual transfer under pre-existing equity pledges of additional collateral, both as described above.
(6)Net transfers represent residential loans transferred from VIE assets upon redemption of three consolidated RMBS trusts in 2021 and one in 2020.
(7)Represents the net carrying value of credit deteriorated first mortgage and contiguous mezzanine loans related to a residential conversion project located in New York City that was eliminated as a result of consolidating the net assets of the borrower entities upon exercising control over their pledged equity interests in October 2020.
6. Investment Securities
Investment securities were comprised of the following as of December 31, 2022 and 2021 (amounts in thousands):

	Carrying Value as of
	December 31, 2022	December 31, 2021
RMBS, available-for-sale	$113,386	$143,980
RMBS, fair value option (1)	423,183	250,424
CMBS, fair value option (1), (2)	1,262,846	1,263,606
HTM debt securities, amortized cost net of credit loss allowance of $3,182 and $8,610	673,470	683,136
Equity security, fair value	9,840	11,624
Subtotal—Investment securities	2,482,725	2,352,770
VIE eliminations (1)	(1,666,921)	(1,491,786)
Total investment securities	$815,804	$860,984
______________________________________________________________________________________________________________________
(1)Certain fair value option CMBS and RMBS are eliminated in consolidation against VIE liabilities pursuant to ASC 810.
(2)Includes $198.9 million and $182.6 million of non-controlling interests in the consolidated entities which hold certain of these CMBS as of December 31, 2022 and 2021, respectively.

Purchases, sales, principal collections and redemptions for all investment securities were as follows (amounts in thousands):

	RMBS, available-for-sale	RMBS, fair value option	CMBS, fair value option	HTM Securities	Securitization VIEs (1)	Total
Year Ended December 31, 2022
Purchases	$—	$226,152	$63,681	$86,512	$(289,833)	$86,512
Sales	—	—	—	—	—	—
Principal collections	19,087	74,542	20,862	94,868	(93,412)	115,947
Year Ended December 31, 2021
Purchases/fundings	$—	$168,825	$71,476	$198,358	$(240,301)	$198,358
Sales	—	30,684	38,714	—	(69,398)	—
Principal collections	30,722	63,144	7,732	54,725	(68,873)	87,450
Redemptions	—	51,187	—	—	(51,187)	—
Year Ended December 31, 2020
Purchases	$—	$282,368	$49,416	$22,408	$(331,784)	$22,408
Sales	—	135,567	37,867	—	(165,494)	7,940
Principal collections	26,000	44,197	30,079	52,704	(69,447)	83,533
Redemptions	—	10,474	—	—	(10,474)	—
______________________________________________________________________________________________________________________
(1)Represents RMBS and CMBS, fair value option amounts eliminated due to our consolidation of securitization VIEs. These amounts are reflected as issuance or repayment of debt of, or distributions from, consolidated VIEs in our consolidated statements of cash flows.
RMBS, Available-for-Sale
The Company classified all of its RMBS not eliminated in consolidation as available-for-sale as of December 31, 2022 and 2021. These RMBS are reported at fair value in the balance sheet with changes in fair value recorded in accumulated other comprehensive income (“AOCI”).
The tables below summarize various attributes of our investments in available-for-sale RMBS as of December 31, 2022 and 2021 (amounts in thousands):

				Unrealized Gains or (Losses) Recognized in AOCI
	Amortized Cost	Credit Loss Allowance	Net Basis	Gross Unrealized Gains	Gross Unrealized Losses	Net Fair Value Adjustment	Fair Value
December 31, 2022
RMBS	$92,431	$—	$92,431	$21,765	$(810)	$20,955	$113,386
December 31, 2021
RMBS	$103,027	$—	$103,027	$41,052	$(99)	$40,953	$143,980

	Weighted Average Coupon (1)	WAL (Years) (2)
December 31, 2022
RMBS	4.8%	7.4
______________________________________________________________________________________________________________________
(1)Calculated using the December 31, 2022 one-month LIBOR rate of 4.392% for floating rate securities.
(2)Represents the remaining WAL of each respective group of securities as of the balance sheet date. The WAL of each individual security is calculated using projected amounts and projected timing of future principal payments.
As of December 31, 2022, approximately $99.8 million, or 88%, of RMBS were variable rate. We purchased all of the RMBS at a discount, a portion of which is accreted into income over the expected remaining life of the security. The majority of the income from this strategy is earned from the accretion of this accretable discount.

We have engaged a third party manager who specializes in RMBS to execute the trading of RMBS, the cost of which was $0.6 million, $0.9 million and $0.8 million for the years ended December 31, 2022, 2021 and 2020, respectively, recorded as management fees in the accompanying consolidated statements of operations.
The following table presents the gross unrealized losses and estimated fair value of any available-for-sale securities that were in an unrealized loss position as of December 31, 2022 and 2021, and for which an allowance for credit losses has not been recorded (amounts in thousands):

	Estimated Fair Value		Unrealized Losses
	Securities with a loss less than 12 months	Securities with a loss greater than 12 months	Securities with a loss less than 12 months	Securities with a loss greater than 12 months
As of December 31, 2022
RMBS	$6,961	$1,889	$(502)	$(308)
As of December 31, 2021
RMBS	$2,478	$—	$(99)	$—
As of December 31, 2022 and 2021, there were ten securities and one security, respectively, with unrealized losses reflected in the table above. After evaluating the securities, we concluded that the unrealized losses reflected above were noncredit-related and would be recovered from the securities’ estimated future cash flows. We considered a number of factors in reaching this conclusion, including that we did not intend to sell the securities, it was not considered more likely than not that we would be forced to sell the securities prior to recovering our amortized cost, and there were no material credit events that would have caused us to otherwise conclude that we would not recover our cost. Credit losses, if any, are calculated by comparing (i) the estimated future cash flows of each security discounted at the yield determined as of the initial acquisition date or, if since revised, as of the last date previously revised, to (ii) our net amortized cost basis. Significant judgment is used in projecting cash flows for our non-agency RMBS. As a result, actual income and/or credit losses could be materially different from what is currently projected and/or reported.
CMBS and RMBS, Fair Value Option
As discussed in the “Fair Value Option” section of Note 2 herein, we elect the fair value option for certain CMBS and RMBS in an effort to eliminate accounting mismatches resulting from the current or potential consolidation of securitization VIEs. As of December 31, 2022, the fair value and unpaid principal balance of CMBS where we have elected the fair value option, excluding the notional value of interest-only securities and before consolidation of securitization VIEs, were $1.3 billion and $2.9 billion, respectively. As of December 31, 2022, the fair value and unpaid principal balance of RMBS where we have elected the fair value option, excluding the notional value of interest-only securities and before consolidation of securitization VIEs, were $423.2 million and $326.3 million, respectively. The $1.7 billion total fair value balance of CMBS and RMBS represents our economic interests in these assets. However, as a result of our consolidation of securitization VIEs, the vast majority of this fair value (all except $19.1 million at December 31, 2022) is eliminated against VIE liabilities before arriving at our GAAP balance for fair value option investment securities.
As of December 31, 2022, $97.2 million of our CMBS were variable rate and none of our RMBS were variable rate.

HTM Debt Securities, Amortized Cost
The table below summarizes our investments in HTM debt securities as of December 31, 2022 and 2021 (amounts in thousands):

	Amortized Cost Basis	Credit Loss Allowance	Net Carrying Amount	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
December 31, 2022
CMBS	$577,681	$(172)	$577,509	$30	$(30,424)	$547,115
Preferred interests	29,757	—	29,757	125	(4,863)	25,019
Infrastructure bonds	69,214	(3,010)	66,204	47	(1,110)	65,141
Total	$676,652	$(3,182)	$673,470	$202	$(36,397)	$637,275

December 31, 2021
CMBS	$538,506	$(3,140)	$535,366	$195	$(25,029)	$510,532
Preferred interests	118,409	(2,562)	115,847	450	(2,449)	113,848
Infrastructure bonds	34,831	(2,908)	31,923	561	—	32,484
Total	$691,746	$(8,610)	$683,136	$1,206	$(27,478)	$656,864
The following table presents the activity in our credit loss allowance for HTM debt securities (amounts in thousands):

	CMBS	Preferred Interests	Infrastructure Bonds	Total HTM Credit Loss Allowance
Credit loss allowance at December 31, 2019	$—	$—	$—	$—
Cumulative effect of ASC 326 effective January 1, 2020:
Beginning accumulated deficit charge	—	1,114	179	1,293
Gross-up of PCD bond amortized cost basis	—	—	2,837	2,837
Credit loss provision (reversal), net	—	1,635	(90)	1,545
Credit loss allowance at December 31, 2020	—	2,749	2,926	5,675
Credit loss provision (reversal), net	3,140	(187)	(18)	2,935
Credit loss allowance at December 31, 2021	3,140	2,562	2,908	8,610
Credit loss (reversal) provision, net	(2,968)	(2,562)	102	(5,428)
Credit loss allowance at December 31, 2022	$172	$—	$3,010	$3,182

The table below summarizes the maturities of our HTM debt securities by type as of December 31, 2022 (amounts in thousands):

	CMBS	Preferred Interests	Infrastructure Bonds	Total
Less than one year	$339,430	$29,757	$—	$369,187
One to three years	187,956	—	37,385	225,341
Three to five years	50,123	—	12,494	62,617
Thereafter	—	—	16,325	16,325
Total	$577,509	$29,757	$66,204	$673,470
Equity Security, Fair Value
During 2012, we acquired 9,140,000 ordinary shares from a related-party in Starwood European Real Estate Finance Limited (“SEREF”), a debt fund that is externally managed by an affiliate of our Manager and is listed on the London Stock Exchange. The fair value of the investment remeasured in USD was $9.8 million and $11.6 million as of December 31, 2022 and 2021, respectively. As of December 31, 2022, our shares represent an approximate 2.3% interest in SEREF.

7. Properties
Our properties are held within the following portfolios:
Medical Office Portfolio
The Medical Office Portfolio is comprised of 34 medical office buildings acquired during the year ended December 31, 2016. These properties, which collectively comprise 1.9 million square feet, are geographically dispersed throughout the U.S. and primarily affiliated with major hospitals or located on or adjacent to major hospital campuses. The Medical Office Portfolio includes total gross properties and lease intangibles of $768.2 million and debt of $596.4 million as of December 31, 2022.
Master Lease Portfolio
The Master Lease Portfolio is comprised of 16 retail properties geographically dispersed throughout the U.S., with more than 50% of the portfolio, by carrying value, located in Florida, Texas and Minnesota. These properties, which we acquired in September 2017, collectively comprise 1.9 million square feet and were leased back to the seller under corporate guaranteed master net lease agreements with initial terms of 24.6 years and periodic rent escalations. The Master Lease Portfolio includes total gross properties of $343.8 million and debt of $193.4 million as of December 31, 2022.
Investing and Servicing Segment Property Portfolio
The REIS Equity Portfolio is comprised of 10 commercial real estate properties and one equity interest in an unconsolidated commercial real estate property which were acquired from CMBS trusts over time. The REIS Equity Portfolio includes total gross properties and lease intangibles of $186.8 million and debt of $130.1 million as of December 31, 2022.
Commercial and Residential Lending Segment Property Portfolio
The Commercial and Residential Lending Segment Portfolio represents properties acquired through loan foreclosure or exercise of control over a mezzanine loan borrower’s pledged equity interests. This portfolio includes total gross properties and lease intangibles of $479.5 million and debt of $204.4 million as of December 31, 2022.
Woodstar Portfolios
Refer to Note 8 for a discussion of our Woodstar I and Woodstar II Portfolios which are not included in the table below.
The table below summarizes our properties held as of December 31, 2022 and December 31, 2021 (dollars in thousands):

	Depreciable Life	December 31, 2022	December 31, 2021
Property Segment
Land and land improvements	0 - 15 years	$176,029	$175,810
Buildings and building improvements	0 - 45 years	856,411	851,274
Furniture & fixtures	3 - 5 years	446	260
Investing and Servicing Segment
Land and land improvements	0 - 15 years	34,613	41,771
Buildings and building improvements	3 - 40 years	122,384	149,399
Furniture & fixtures	2 - 5 years	3,207	3,143
Commercial and Residential Lending Segment
Land and land improvements	N/A	99,043	9,691
Buildings and building improvements	0 - 24 years	79,661	12,408
Construction in progress	N/A	287,701	104,088
Properties, cost		1,659,495	1,347,844
Less: accumulated depreciation		(209,509)	(181,457)
Properties, net		$1,449,986	$1,166,387

During the year ended December 31, 2022, we sold three operating properties within the REIS Equity Portfolio for $92.1 million and recognized a total gain of $50.9 million within gain on sale of investments and other assets in our consolidated statement of operations, of which $0.6 million was attributable to non-controlling interests. During the year ended December 31, 2021, we sold two operating properties within the REIS Equity Portfolio for $68.7 million and recognized a total gain of $22.2 million within gain on sale of investments and other assets in our consolidated statement of operations. During the year ended December 31, 2020, we sold an operating property and an outparcel within the REIS Equity Portfolio for $25.0 million and recognized a gain of $7.9 million within gain on sale of investments and other assets in our consolidated statement of operations, of which $0.1 million was attributable to non-controlling interests.

During the year ended December 31, 2022, we sold an operating property within the Commercial and Residential Lending Segment for $114.8 million and recognized a gain of $86.6 million within gain on sale of investments and other assets in our consolidated statement of operations. During the year ended December 31, 2021, we sold an operating property within the Commercial and Residential Lending Segment for $31.2 million and recognized a gain of $17.7 million within gain on sale of investments and other assets in our consolidated statement of operations.

Future rental payments due to us from tenants under existing non-cancellable operating leases for each of the next five years and thereafter are as follows (in thousands):

2023	$64,136
2024	58,076
2025	53,056
2026	44,465
2027	38,871
Thereafter	154,225
Total	$412,829

8. Investments of Consolidated Affordable Housing Fund
As discussed in Note 2, we established the Woodstar Fund effective November 5, 2021, an investment fund which holds our Woodstar multifamily affordable housing portfolios. The Woodstar Portfolios consist of the following:

Woodstar I Portfolio
The Woodstar I Portfolio is comprised of 32 affordable housing communities with 8,948 units concentrated primarily in the Tampa, Orlando and West Palm Beach metropolitan areas. During the year ended December 31, 2015, we acquired 18 of the 32 affordable housing communities of the Woodstar I Portfolio, with the final 14 communities acquired during the year ended December 31, 2016. The Woodstar I Portfolio includes properties at fair value of $1.6 billion and debt at fair value of $721.8 million as of December 31, 2022.
Woodstar II Portfolio
The Woodstar II Portfolio is comprised of 27 affordable housing communities with 6,109 units concentrated primarily in Central and South Florida. We acquired eight of the 27 affordable housing communities in December 2017, with the final 19 communities acquired during the year ended December 31, 2018. The Woodstar II Portfolio includes properties at fair value of $1.3 billion and debt at fair value of $472.3 million as of December 31, 2022.
Income from the Woodstar Fund’s investments reflects the following components for the year ended December 31, 2022 and for the period from November 5, 2021 through December 31, 2021 (in thousands):

	Year Ended December 31, 2022	November 5, 2021 - December 31, 2021
Distributions from affordable housing fund investments	$35,043	$6,023
Unrealized change in fair value of investments (1)	720,693	402
Income from affordable housing fund investments	$755,736	$6,425
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

9. Investments in Unconsolidated Entities
The table below summarizes our investments in unconsolidated entities as of December 31, 2022 and 2021 (dollars in thousands):

	Participation / Ownership % (1)	Carrying value as of
		December 31, 2022	December 31, 2021
Equity method investments:
Equity interests in two natural gas power plants (2)	10% - 12%	$46,618	$26,255
Investor entity which owns equity in an online real estate company	50%	5,457	5,206
Equity interest in and advances to a residential mortgage originator (3)	N/A	1,449	20,327
Various	25% - 50%	15,377	12,528
		68,901	64,316
Other equity investments:
Equity interest in a servicing and advisory business	2%	12,955	12,955
Investment funds which own equity in a loan servicer and other real estate assets (4)	4% - 6%	940	4,194
Investor entities which own equity interests in two entertainment and retail centers (5)	15%	7,322	7,320
Various	1% - 3%	1,774	1,312
		22,991	25,781
		$91,892	$90,097
______________________________________________________________________________________________________________________
(1)None of these investments are publicly traded and therefore quoted market prices are not available.
(2)In December 2022, we obtained a 12% equity interest in a natural gas power plant in Massachusetts upon conversion of a senior loan participation with a net carrying value of $16.4 million. See further discussion in Note 5.
(3)Included a $4.5 million subordinated loan as of December 31, 2021, which was converted to an equity interest on July 1, 2022. Subsequent to year end, we sold our ownership interest to a third party. In anticipation of the sale, we reduced the carrying value of our investment to the estimated net proceeds to be received.
(4)During the year ended December 31, 2022, we received distributions of $7.4 million, of which $3.3 million were considered returns of capital which reduced the carrying value of two of our investments.
(5)In March 2021, we obtained equity interests in two investor entities that own interests in two entertainment and retail centers in satisfaction of $7.3 million principal amount of a commercial loan. The interests were obtained in order to facilitate repayment of a portion of that loan for which these interests represented underlying collateral. The interests are entitled to preferred treatment in the distribution waterfall and are intended to repay us the $7.3 million principal amount of the loan plus interest. See further discussion in Note 5.
There were no differences between the carrying value of our equity method investments and the underlying equity in the net assets of the investees as of December 31, 2022.
During the year ended December 31, 2022, we did not become aware of (i) any observable price changes in our other equity investments accounted for under the fair value practicability election or (ii) any indicators of impairment.

10. Goodwill and Intangibles
Goodwill
Infrastructure Lending Segment
The Infrastructure Lending Segment’s goodwill of $119.4 million at both December 31, 2022 and 2021 represents the excess of consideration transferred over the fair value of net assets acquired on September 19, 2018 and October 15, 2018. The goodwill recognized is attributable to value embedded in the acquired Infrastructure Lending Segment’s lending platform and is fully tax deductible over 15 years.

As discussed in Note 2, goodwill is tested for impairment at least annually. Based on our quantitative assessment during the fourth quarter of 2022, we determined that the fair value of the Infrastructure Lending Segment reporting unit to which goodwill is attributed exceeded its carrying value including goodwill. Therefore, we concluded that the goodwill attributed to the Infrastructure Lending Segment was not impaired.
LNR Property LLC (“LNR”)
The Investing and Servicing Segment’s goodwill of $140.4 million at both December 31, 2022 and 2021 represents the excess of consideration transferred over the fair value of net assets of LNR acquired on April 19, 2013. The goodwill recognized is attributable to value embedded in LNR’s existing platform, which includes a network of commercial real estate asset managers, work-out specialists, underwriters and administrative support professionals as well as proprietary historical performance data on commercial real estate assets. The tax deductible component of this goodwill as of April 19, 2013 was $149.9 million and is deductible over 15 years.

Based on our qualitative assessment during the fourth quarter of 2022, we determined that it is not more likely than not that the fair value of the Investing and Servicing Segment reporting unit to which goodwill is attributed is less than its carrying value including goodwill.  Therefore, we concluded that the goodwill attributed to the Investing and Servicing Segment was not impaired.
Intangible Assets
Servicing Rights Intangibles
In connection with the LNR acquisition, we identified domestic servicing rights that existed at the purchase date, based upon the expected future cash flows of the associated servicing contracts. As of December 31, 2022 and 2021, the balance of the domestic servicing intangible was net of $39.1 million and $42.1 million, respectively, which was eliminated in consolidation pursuant to ASC 810 against VIE assets in connection with our consolidation of securitization VIEs. Before VIE consolidation, as of December 31, 2022 and 2021, the domestic servicing intangible had a balance of $56.8 million and $58.9 million, respectively, which represents our economic interest in this asset.
Lease Intangibles
In connection with our acquisitions of commercial real estate, we recognized in-place lease intangible assets and favorable lease intangible assets associated with certain non-cancelable operating leases of the acquired properties.
The following table summarizes our intangible assets, which are comprised of servicing rights intangibles and lease intangibles, as of December 31, 2022 and 2021 (amounts in thousands):

	As of December 31, 2022			As of December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Domestic servicing rights, at fair value	$17,790	$—	$17,790	$16,780	$—	$16,780
In-place lease intangible assets	98,622	(64,246)	34,376	94,712	(62,721)	31,991
Favorable lease intangible assets	26,649	(10,042)	16,607	23,746	(8,953)	14,793
Total net intangible assets	$143,061	$(74,288)	$68,773	$135,238	$(71,674)	$63,564

The following table summarizes the activity within intangible assets for the years ended December 31, 2022 and 2021 (amounts in thousands):

	Domestic Servicing Rights	In-place Lease Intangible Assets	Favorable Lease Intangible Assets	Total
Balance as of January 1, 2021	$13,202	$40,663	$16,252	$70,117
Amortization	—	(8,116)	(1,387)	(9,503)
Sales	—	(556)	(72)	(628)
Changes in fair value due to changes in inputs and assumptions	3,578	—	—	3,578
Balance as of December 31, 2021	$16,780	$31,991	$14,793	$63,564
Acquisition (1)	—	10,083	3,520	13,603
Amortization	—	(7,132)	(1,664)	(8,796)
Impairment (2)	—	(43)	(4)	(47)
Sales	—	(523)	(38)	(561)
Changes in fair value due to changes in inputs and assumptions	1,010	—	—	1,010
Balance as of December 31, 2022	$17,790	$34,376	$16,607	$68,773
_________________________________________________
(1)    Represents lease intangibles related to an office building in Texas that are consolidated upon exercising control over a mezzanine loan borrower’s pledged equity interests in May 2022 (see Note 5).
(2)     Impairment of intangible lease assets is recognized within other expense in our consolidated statement of operations.
The following table sets forth the estimated aggregate amortization of our in-place lease intangible assets and favorable lease intangible assets for the next five years and thereafter (amounts in thousands):

2023	$8,451
2024	6,754
2025	5,649
2026	4,123
2027	3,630
Thereafter	22,376
Total	$50,983

11. Secured Borrowings
Secured Financing Agreements
The following table is a summary of our secured financing agreements in place as of December 31, 2022 and 2021 (dollars in thousands):

											Outstanding Balance at
	Current Maturity		Extended Maturity (a)		Weighted Average Pricing		Pledged Asset Carrying Value		Maximum Facility Size		December 31, 2022		December 31, 2021
Repurchase Agreements:
Commercial Loans	Jun 2023 to Jun 2027	(b)	Sep 2025 to Dec 2030	(b)	Index + 2.04%	(c)	$11,166,171		$11,917,353	(d)	$7,746,867		$6,556,438
Residential Loans	Oct 2023 to Apr 2024		N/A		Index + 2.20%		2,229,958		3,062,701		1,912,774		1,744,225
Infrastructure Loans	Sep 2024		Sep 2026		SOFR + 2.07%		353,271		650,000		290,431		379,095
Conduit Loans	Feb 2023 to Jun 2025		Feb 2024 to Jun 2026		SOFR + 2.29%		14,141		375,000		8,423		174,130
CMBS/RMBS	Sep 2023 to Apr 2032	(e)	Oct 2023 to Oct 2032	(e)	(f)		1,495,141		1,086,804		840,625	(g)	688,146
Total Repurchase Agreements							15,258,682		17,091,858		10,799,120		9,542,034
Other Secured Financing:
Borrowing Base Facility	Nov 2024		Oct 2026		SOFR + 2.11%		—		750,000	(h)	—		213,478
Commercial Financing Facilities	Dec 2023 to Aug 2025		Jul 2025 to Dec 2030		Index + 1.94%		410,533		520,709	(i)	311,825		167,476
Residential Financing Facility	Mar 2024		Mar 2027		SOFR + 2.45%		533,502		500,000		244,418		102,018
Infrastructure Financing Facilities	Jun 2025 to Oct 2025		Jun 2027 to Jul 2032		Index + 2.05%		1,040,798		1,550,000		765,265		855,646
Property Mortgages - Fixed rate	Nov 2024 to Sep 2029	(j)	N/A		4.46%		367,215		261,100		261,100		272,522
Property Mortgages - Variable rate	Nov 2023 to Dec 2027		N/A		(k)		1,007,375		850,387		847,633		712,493
Term Loans and Revolver	(l)		N/A		(l)		N/A	(l)	1,530,766		1,380,766		788,753
Total Other Secured Financing							3,359,423		5,962,962		3,811,007		3,112,386
							$18,618,105		$23,054,820		14,610,127		12,654,420
Unamortized net discount											(30,320)		(13,350)
Unamortized deferred financing costs											(78,275)		(64,220)
											$14,501,532		$12,576,850
______________________________________________________________________________________________________________________
(a)Subject to certain conditions as defined in the respective facility agreement.
(b)For certain facilities, borrowings collateralized by loans existing at maturity may remain outstanding until such loan collateral matures, subject to certain specified conditions.
(c)Certain facilities with an outstanding balance of $3.0 billion as of December 31, 2022 are indexed to EURIBOR, BBSY, SARON and SONIA. The remainder are indexed to USD LIBOR or SOFR.
(d)Certain facilities with an aggregate initial maximum facility size of $11.8 billion may be increased to $11.9 billion, subject to certain conditions. The $11.9 billion amount includes such upsizes.
(e)Certain facilities with an outstanding balance of $358.3 million as of December 31, 2022 carry a rolling 11-month or 12-month term which may reset monthly or quarterly with the lender's consent. These facilities carry no maximum facility size.
(f)A facility with an outstanding balance of $262.2 million as of December 31, 2022 has a weighted average fixed annual interest rate of 3.25%. All other facilities are variable rate with a weighted average rate of Index + 2.11%.
(g)Includes: (i) $262.2 million outstanding on a repurchase facility that is not subject to margin calls; and (ii) $42.8 million outstanding on one of our repurchase facilities that represents the 49% pro rata share owed by a non-controlling partner in a consolidated joint venture (see Note 16).
(h)The maximum facility size as of December 31, 2022 of $450.0 million may be increased to $750.0 million, subject to certain conditions.
(i)Certain facilities with an aggregate initial maximum facility size of $420.7 million may be increased to $520.7 million, subject to certain conditions. The $520.7 million amount includes such upsizes.
(j)The weighted average maturity is 4.4 years as of December 31, 2022.
(k)Includes a $600.0 million first mortgage and mezzanine loan secured by our Medical Office Portfolio. This debt has a weighted average interest rate of LIBOR + 2.07% that we swapped to a fixed rate of 3.34%. The remainder have a weighted average rate of Index + 2.60%.

(l)Consists of: (i) a $780.8 million term loan facility that matures in July 2026, of which $387.0 million has an annual interest rate of LIBOR + 2.50% and $393.8 million has an annual interest rate of LIBOR + 3.25%, subject to a 0.75% LIBOR floor, (ii) a $150.0 million revolving credit facility that matures in April 2026 with an annual interest rate of SOFR + 2.50% and (iii) a $600.0 million term loan facility that matures in November 2027, with an annual interest rate of SOFR + 3.25%, subject to a 0.50% SOFR floor. These facilities are secured by the equity interests in certain of our subsidiaries which totaled $5.9 billion as of December 31, 2022.

The above table no longer reflects property mortgages of the Woodstar Portfolios, which as discussed in Notes 2 and 8, are now reflected within “Investments of consolidated affordable housing fund” on our consolidated balance sheets.

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

In October 2022, we amended a Residential Loans repurchase facility to increase the available borrowings to $562.7 million from $2.6 million. The facility carries an 18-month term.

In November 2022, we entered into a term loan facility totaling $600.0 million that carries a five-year term and an annual interest rate of SOFR + 3.25%, subject to a 0.50% SOFR floor, and an issue discount of 3.0%.

During the year ended December 31, 2022, we entered into commercial credit facilities of $1.5 billion. In addition, we amended several commercial credit facilities resulting in an aggregate net upsize of $364.2 million.

Our secured financing agreements contain certain financial tests and covenants. As of December 31, 2022, we were in compliance with all such covenants.

We seek to mitigate risks associated with our repurchase agreements by managing risk related to the credit quality of our assets, interest rates, liquidity, prepayment speeds and market value. The margin call provisions under the majority of our repurchase facilities, consisting of 69% of these agreements, do not permit valuation adjustments based on capital market events and are limited to collateral-specific credit marks generally determined on a commercially reasonable basis. To monitor credit risk associated with the performance and value of our loans and investments, our asset management team regularly reviews our investment portfolios and is in regular contact with our borrowers, monitoring performance of the collateral and enforcing our rights as necessary. For the 31% of repurchase agreements which do permit valuation adjustments based on capital market events, approximately 6% of these pertain to our loans held-for-sale, for which we manage credit risk through the purchase of credit index instruments. We further seek to manage risks associated with our repurchase agreements by matching the maturities and interest rate characteristics of our loans with the related repurchase agreement.

For the years ended December 31, 2022, 2021 and 2020, approximately $38.2 million, $35.6 million and $36.4 million, respectively, of amortization of deferred financing costs from secured financing agreements was included in interest expense on our consolidated statements of operations.

As of December 31, 2022, Morgan Stanley Bank, N.A. and JPMorgan Chase Bank, N.A. held collateral sold under certain of our repurchase agreements with carrying values that exceeded the respective repurchase obligations by $910.1 million and $689.5 million, respectively. The weighted average extended maturities of those repurchase agreements were 3.6 and 5.0 years, respectively.

Collateralized Loan Obligations and Single Asset Securitization

Commercial and Residential Lending Segment

In February 2022, we refinanced a pool of our commercial loans held-for-investment through a CLO, STWD 2022-FL3. On the closing date, the CLO issued $1.0 billion of notes and preferred shares, of which $842.5 million of notes were purchased by third party investors. We retained $82.5 million of notes along with preferred shares with a liquidation preference of $75.0 million. The CLO contains a reinvestment feature that, subject to certain eligibility criteria, allows us to contribute new loans or participation interests in loans to the CLO for a period of two years. During the year ended December 31, 2022, we utilized the reinvestment feature, contributing $80.0 million of additional interests into the CLO.

In July 2021, we contributed into a single asset securitization, STWD 2021-HTS, a previously originated $230.0 million first mortgage and mezzanine loan on a portfolio of 41 extended stay hotels with $210.1 million of third party financing.

In May 2021, we refinanced a pool of our commercial loans held-for-investment through a CLO, STWD 2021-FL2. On the closing date, the CLO issued $1.3 billion of notes and preferred shares, of which $1.1 billion of notes were purchased by third party investors. We retained $70.1 million of notes, along with preferred shares with a liquidation preference of $127.5 million. The CLO contains a reinvestment feature that, subject to certain eligibility criteria, allows us to contribute new loans or participation interests in loans to the CLO in exchange for cash. During the years ended December 31, 2022 and 2021, we utilized the reinvestment feature, contributing $257.2 million and $58.6 million, respectively, of additional interests into the CLO.

In August 2019, we refinanced a pool of our commercial loans held-for-investment through a CLO, STWD 2019-FL1. On the closing date, the CLO issued $1.1 billion of notes and preferred shares, of which $936.4 million of notes were purchased by third party investors. We retained $86.6 million of notes, along with preferred shares with a liquidation preference of $77.0 million. The CLO contains a reinvestment feature that, subject to certain eligibility criteria, allows us to contribute new loans or participation interests in loans to the CLO in exchange for cash. During the years ended December 31, 2021 and 2020, we utilized the reinvestment feature, contributing $261.9 million and $134.7 million, respectively, of additional interests into the CLO. During the year ended December 31, 2022, the reinvestment period expired, and we repaid CLO debt in the amount of $197.2 million.

Infrastructure Lending Segment

In January 2022, we refinanced a pool of our infrastructure loans held-for-investment through a CLO, STWD 2021-SIF2. On the closing date, the CLO issued $500.0 million of notes and preferred shares, of which $410.0 million of notes were purchased by third party investors. We retained preferred shares with a liquidation preference of $90.0 million. The CLO contains a reinvestment feature that, subject to certain eligibility criteria, allows us to contribute new loans or participation interests in loans to the CLO for a period of three years. During the year ended December 31, 2022, we utilized the reinvestment feature, contributing $112.9 million of additional interests into the CLO.

In April 2021, we refinanced a pool of our infrastructure loans held-for-investment through a CLO, STWD 2021-SIF1. On the closing date, the CLO issued $500.0 million of notes and preferred shares, of which $410.0 million of notes were purchased by third party investors. We retained preferred shares with a liquidation preference of $90.0 million. The CLO contains a reinvestment feature that, subject to certain eligibility criteria, allows us to contribute new loans or participation interests in loans to the CLO for a period of three years. During the years ended December 31, 2022 and 2021, we utilized the reinvestment feature, contributing $93.8 million and $45.9 million, respectively, of additional interests into the CLO.

The following table is a summary of our CLOs and our SASB as of December 31, 2022 and 2021 (amounts in thousands):

December 31, 2022	Count	Face Amount	Carrying Value	Weighted Average Spread		Maturity
STWD 2022-FL3
Collateral assets	51	$1,000,000	$1,010,051	Index + 3.52%	(a)	February 2026	(b)
Financing	1	$842,500	$842,374	SOFR + 1.93%	(c)	November 2038	(d)
STWD 2021-HTS
Collateral assets	1	$230,000	$231,186	LIBOR + 3.85%	(a)	April 2026	(b)
Financing	1	$210,091	$208,961	LIBOR + 2.71%	(c)	April 2034	(d)
STWD 2021-FL2
Collateral assets	36	$1,277,474	$1,284,240	Index + 4.04%	(a)	June 2025	(b)
Financing	1	$1,077,375	$1,072,403	LIBOR + 1.80%	(c)	April 2038	(d)
STWD 2019-FL1
Collateral assets	16	$902,799	$906,409	Index + 3.67%	(a)	December 2024	(b)
Financing	1	$739,174	$738,473	SOFR + 1.64%	(c)	July 2038	(d)
STWD 2021-SIF2
Collateral assets	31	$495,587	$510,730	Index + 3.73%	(a)	February 2027	(b)
Financing	1	$410,000	$407,260	SOFR + 2.11%	(c)	January 2033	(d)
STWD 2021-SIF1
Collateral assets	31	$495,781	$511,471	Index + 3.76%	(a)	November 2026	(b)
Financing	1	$410,000	$406,753	LIBOR + 2.15%	(c)	April 2032	(d)
Total
Collateral assets		$4,401,641	$4,454,087
Financing		$3,689,140	$3,676,224

December 31, 2021
STWD 2021-HTS
Collateral assets	1	$230,000	$230,587	LIBOR + 4.12%	(a)	April 2026	(b)
Financing	1	$210,091	$208,057	LIBOR + 2.48%	(c)	April 2034	(d)
STWD 2021-FL2
Collateral assets	25	$1,272,133	$1,279,678	LIBOR + 4.22%	(a)	February 2025	(b)
Financing	1	$1,077,375	$1,069,691	LIBOR + 1.78%	(c)	April 2038	(d)
STWD 2019-FL1
Collateral assets	24	$1,092,887	$1,103,513	LIBOR + 4.19%	(a)	November 2024	(b)
Financing	1	$936,375	$933,049	SOFR + 1.63%	(c)	July 2038	(d)
STWD 2021-SIF1
Collateral assets	31	$491,299	$506,666	LIBOR + 3.91%	(a)	March 2026	(b)
Financing	1	$410,000	$405,319	LIBOR + 2.15%	(c)	April 2032	(d)
Total
Collateral assets		$3,086,319	$3,120,444
Financing		$2,633,841	$2,616,116
___________________________________________________________________________________________________________________________________
(a)Represents the weighted-average coupon earned on variable rate loans during the respective year-to-date period. Of the loans financed by the STWD 2021-FL2 CLO as of December 31, 2022, 7% earned fixed-rate weighted average interest of 7.41%. Of the investments financed by the STWD 2021-SIF2 CLO as of December 31, 2022, 5% earned fixed-rate weighted average interest of 7.75%. Of the investments financed by the STWD 2021-SIF1 CLO as of December 31, 2022, 3% earned fixed-rate weighted average interest of 6.04%.
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
We incurred $37.9 million of issuance costs in connection with the CLOs and SASB, which are amortized on an effective yield basis over the estimated life of the CLOs and SASB. For the years ended December 31, 2022, 2021 and 2020, approximately $10.5 million, $5.7 million and $2.5 million, respectively, of amortization of deferred financing costs was included in interest expense on our consolidated statements of operations. As of December 31, 2022 and 2021, our unamortized issuance costs were $18.2 million and $17.7 million, respectively.
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

	Repurchase Agreements	Other Secured Financing	CLOs and SASB (a)	Total
2023	$1,874,298	$140,566	$771,977	$2,786,841
2024	1,836,846	743,624	407,380	2,987,850
2025	1,203,706	295,224	731,900	2,230,830
2026	2,971,412	955,516	1,590,753	5,517,681
2027	2,650,703	1,504,853	91,358	4,246,914
Thereafter	262,155	171,224	95,772	529,151
Total	$10,799,120	$3,811,007	$3,689,140	$18,299,267
______________________________________________________________________________________________________________________
(a)For the CLOs, the above does not assume utilization of their reinvestment features. The SASB does not have a reinvestment feature.
12. Unsecured Senior Notes
The following table is a summary of our unsecured senior notes outstanding as of December 31, 2022 and 2021 (dollars in thousands):

	Coupon Rate		Effective Rate (1)	Maturity Date	Remaining Period of Amortization	Carrying Value at
						December 31, 2022	December 31, 2021
2023 Convertible Notes	4.38%		4.57%	4/1/2023	0.2 years	250,000	250,000
2023 Senior Notes	5.50%		5.71%	11/1/2023	0.8 years	300,000	300,000
2024 Senior Notes	3.75%		3.94%	12/31/2024	2.0 years	400,000	400,000
2025 Senior Notes	4.75%	(2)	5.04%	3/15/2025	2.2 years	500,000	500,000
2026 Senior Notes	3.63%		3.77%	7/15/2026	3.5 years	400,000	400,000
2027 Senior Notes	4.38%	(3)	4.49%	1/15/2027	4.0 years	500,000	—
Total principal amount						2,350,000	1,850,000
Unamortized discount—Convertible Notes						(118)	(578)
Unamortized discount—Senior Notes						(9,051)	(10,067)
Unamortized deferred financing costs						(11,620)	(10,765)
Total carrying amount						$2,329,211	$1,828,590
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

Senior Notes Due 2023

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
Senior Notes Due 2024
On December 15, 2021, we issued $400.0 million of 3.75% Senior Notes due 2024 (the “2024 Senior Notes”). The 2024 Senior Notes mature on December 31, 2024. Prior to September 30, 2024, we may redeem some or all of the 2024 Senior Notes at a price equal to 100% of the principal amount thereof, plus the applicable “make-whole” premium as of the applicable date of redemption. On and after September 30, 2024, we may redeem some or all of the 2024 Senior Notes at a price equal to 100% of the principal amount thereof. In addition, prior to September 30, 2024, we may redeem up to 40% of the 2024 Senior Notes at the applicable redemption price using the proceeds of certain equity offerings.

Senior Notes Due 2025

    On December 4, 2017, we issued $500.0 million of 4.75% Senior Notes due 2025 (the “2025 Senior Notes”). The 2025 Senior Notes mature on March 15, 2025. Prior to September 15, 2024, we may redeem some or all of the 2025 Senior Notes at a price equal to 100% of the principal amount thereof, plus the applicable “make-whole” premium as of the applicable date of redemption. On and after September 15, 2024, we may redeem some or all of the 2025 Senior Notes at a price equal to 100% of the principal amount thereof. In addition, prior to March 15, 2021, we may redeem up to 40% of the 2025 Senior Notes at the applicable redemption price using the proceeds of certain equity offerings.
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
Senior Notes Due 2027
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
Our unsecured senior notes contain certain financial tests and covenants. As of December 31, 2022, we were in compliance with all such covenants.
Convertible Senior Notes
On March 29, 2017, we issued $250.0 million of 4.375% Convertible Senior Notes due 2023 (the “2023 Convertible Notes”) which remain outstanding at December 31, 2022 and mature on April 1, 2023.
We recognized interest expense from our Convertible Notes of $11.6 million during each of the years ended December 31, 2022 and 2021, and $12.2 million during the year ended December 31, 2020.

The following table details the conversion attributes of our Convertible Notes outstanding as of December 31, 2022 (amounts in thousands, except rates):

	December 31, 2022
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
(2)As of December 31, 2022, 2021, and 2020, the market price of the Company’s common stock was $18.33, $24.30 and $19.30, respectively.
The if-converted value of the 2023 Convertible Notes was less than their principal amount by $73.1 million at December 31, 2022 as the closing market price of the Company’s common stock of $18.33 was less than the implicit conversion price of $25.91 per share. The if-converted value of the principal amount of the 2023 Convertible Notes was $176.9 million as of December 31, 2022. As of December 31, 2022, the net carrying amount and fair value of the 2023 Convertible Notes was $249.8 million and $246.7 million, respectively.
Upon conversion of the 2023 Convertible Notes, settlement may be made in common stock, cash or a combination of both, at the option of the Company.
Conditions for Conversion
As of October 1, 2022, holders of the 2023 Convertible Notes may convert each of their notes at the applicable conversion rate at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date.

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
In certain instances, we retain an interest in the CMBS or RMBS VIE and serve as special servicer or servicing administrator for the VIE. In these circumstances, we generally consolidate the VIE into which the loans were sold. The securitizations are subject to optional redemption after a certain period of time or when the pool balance falls below a specified threshold. During the years ended December 31, 2021 and 2020, we exercised the optional redemption on certain of our residential securitizations and acquired $524.5 million and $176.6 million of loans and redeemed $51.2 million and $10.5 million of our existing RMBS holdings, respectively. The net amount paid to a consolidated VIE to redeem the outstanding principal amount of its RMBS certificates and acquire the underlying loans pursuant to this provision are reflected as repayment of debt of consolidated VIEs in our consolidated statements of cash flows. There were no such redemptions during the year ended December 31, 2022.
The following summarizes the face amount and proceeds of commercial and residential loans securitized for the years ended December 31, 2022, 2021 and 2020 (amounts in thousands):

	Commercial Loans		Residential Loans
	Face Amount	Proceeds	Face Amount	Proceeds
For the Year Ended December 31,
2022	$1,202,274	$1,182,861	$1,905,829	$1,913,459
2021	1,185,251	1,242,974	2,287,733	2,362,798
2020	920,282	975,569	1,770,513	1,826,549
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

	Loan Transfers Accounted for as Sales
	Commercial Loans		Residential Loans
	Face amount (1)	Proceeds (1)	Face Amount (2)	Proceeds (2)
For the Year Ended December 31,
2022	$75,235	$74,859	$1,057,013	$1,056,683
2021	335,552	328,878	216,827	225,940
2020	446,132	442,833	550	604
______________________________________________________________________________________________________________________
(1)During the year ended December 31, 2022, we sold $11.5 million of senior interests in first mortgage loans and $63.7 million of whole loan interests for proceeds of $10.2 million and $64.6 million, respectively. During the year ended December 31, 2021, we sold $313.0 million of senior interests in first mortgage loans and $22.6 million of whole loan interests for proceeds of $307.3 million and $21.5 million, respectively. During the year ended December 31, 2020, we sold $277.9 million of senior interests in first mortgage loans and $168.2 million of whole loan interests for proceeds of $270.8 million and $172.0 million, respectively.
(2)Amounts in 2022 include the sale of $745.0 million of agency-eligible residential loans in February 2022, which were later repurchased in October 2022. See related discussion in Note 5.
During the years ended December 31, 2022, 2021 and 2020, losses recognized by the Commercial and Residential Lending Segment on sales of commercial loans were $0.1 million, $1.1 million and $1.0 million, respectively.
Infrastructure Loan Sales
During the year ended December 31, 2022, the Infrastructure Lending Segment sold a loan with a face amount of $26.8 million for par. During the year ended December 31, 2021, the Infrastructure Lending Segment sold loans with an aggregate face amount of $16.3 million for proceeds of $15.3 million, recognizing gains of $0.2 million. During the year ended December 31, 2020, the Infrastructure Lending Segment sold loans with an aggregate face amount of $61.1 million for proceeds of $60.8 million, recognizing gains of $0.3 million.
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
Designated Hedges
The Company does not generally elect to apply the hedge accounting designation to its hedging instruments. As of December 31, 2022 and 2021, the Company did not have any designated hedges.
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

The following table summarizes our non-designated derivatives as of December 31, 2022 (notional amounts in thousands):

Type of Derivative	Number of Contracts	Aggregate Notional Amount	Notional Currency	Maturity
Fx contracts – Buy Euros (“EUR”)	8	17,400	EUR	February 2023 - June 2023
Fx contracts – Buy Pounds Sterling (“GBP”)	5	176	GBP	October 2023 - October 2024
Fx contracts – Buy Australian dollar (“AUD”)	3	26,183	AUD	January 2023 - January 2025
Fx contracts – Sell EUR	216	678,868	EUR	January 2023 - June 2026
Fx contracts – Sell GBP	208	580,146	GBP	January 2023 - April 2027
Fx contracts – Sell AUD	94	662,350	AUD	January 2023 - January 2026
Fx contracts – Sell Swiss Franc (“CHF”)	61	24,455	CHF	January 2023 - November 2025
Interest rate swaps – Paying fixed rates	43	3,514,360	USD	April 2024 - January 2033
Interest rate swaps – Receiving fixed rates	2	970,000	USD	March 2025 - January 2027
Interest rate caps	6	758,000	USD	February 2023 - April 2025
Interest rate caps	1	61,000	GBP	April 2024
Credit instruments	3	49,000	USD	September 2058 - August 2061
Interest rate swap guarantees	2	149,126	USD	June 2023 - June 2025
Total	652
The table below presents the fair value of our derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2022 and 2021 (amounts in thousands):

	Fair Value of Derivatives in an Asset Position (1) as of December 31,		Fair Value of Derivatives in a Liability Position (2) as of December 31,
	2022	2021	2022	2021
Interest rate contracts	$10,756	$17,728	$69,776	$16
Interest rate swap guarantees	—	—	—	260
Foreign exchange contracts	97,289	30,478	21,628	12,870
Credit instruments	576	10	—	275
Total derivatives	$108,621	$48,216	$91,404	$13,421
___________________________________________________
(1)Classified as derivative assets in our consolidated balance sheets.
(2)Classified as derivative liabilities in our consolidated balance sheets.
The table below presents the effect of our derivative financial instruments on the consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020 (amounts in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income for the Year Ended December 31,
		2022	2021	2020
Interest rate contracts	Gain (loss) on derivative financial instruments	$216,778	$41,033	$(48,692)
Interest rate swap guarantees	Gain (loss) on derivative financial instruments	260	589	(235)
Foreign exchange contracts	Gain (loss) on derivative financial instruments	116,443	41,228	(32,561)
Credit instruments	Gain (loss) on derivative financial instruments	534	(487)	(690)
		$334,015	$82,363	$(82,178)

15. Offsetting Assets and Liabilities
The following tables present the potential effects of netting arrangements on our financial position for financial assets and liabilities within the scope of ASC 210-20, Balance Sheet—Offsetting, which for us are derivative assets and liabilities as well as repurchase agreement liabilities (amounts in thousands):

		(ii) Gross Amounts Offset in the Statement of Financial Position	(iii) = (i) - (ii) Net Amounts Presented in the Statement of Financial Position	(iv) Gross Amounts Not Offset in the Statement of Financial Position
	(i) Gross Amounts Recognized			Financial Instruments	Cash Collateral Received / Pledged	(v) = (iii) - (iv) Net Amount
As of December 31, 2022
Derivative assets	$108,621	$—	$108,621	$69,221	$—	$39,400
Derivative liabilities	$91,404	$—	$91,404	$69,221	$22,183	$—
Repurchase agreements	10,799,120	—	10,799,120	10,799,120	—	—
	$10,890,524	$—	$10,890,524	$10,868,341	$22,183	$—
As of December 31, 2021
Derivative assets	$48,216	$—	$48,216	$12,870	$21,290	$14,056
Derivative liabilities	$13,421	$—	$13,421	$12,870	$291	$260
Repurchase agreements	9,542,034	—	9,542,034	9,542,034	—	—
	$9,555,455	$—	$9,555,455	$9,554,904	$291	$260

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

The following table details the assets and liabilities of our consolidated CLOs and SASB as of December 31, 2022 and 2021 (amounts in thousands):

	December 31, 2022	December 31, 2021
Assets:
Cash and cash equivalents	$31,611	$15,297
Loans held-for-investment	4,365,791	3,073,572
Investment securities	36,466	11,426
Accrued interest receivable	20,088	8,936
Other assets	131	11,213
Total Assets	$4,454,087	$3,120,444
Liabilities
Accounts payable, accrued expenses and other liabilities	$17,737	$3,335
Collateralized loan obligations and single asset securitization, net	3,676,224	2,616,116
Total Liabilities	$3,693,961	$2,619,451
Assets held by the CLOs and SASB are restricted and can be used only to settle obligations of the CLOs and SASB, including the subordinate interests owned by us. The liabilities of the CLOs and SASB are non-recourse to us and can only be satisfied from the assets of the CLOs and SASB.
We also hold controlling interests in other non-securitization entities that are considered VIEs. The Woodstar Fund, Woodstar Feeder Fund, L.P. and one of the Woodstar Fund’s indirect investees, SPT Dolphin Intermediate LLC (“SPT Dolphin”), the entity which holds the Woodstar II Portfolio, are each VIEs because the third party interest holders do not carry kick-out rights or substantive participating rights. We were deemed to be the primary beneficiary of those VIEs because we possess both the power to direct the activities of the VIEs that most significantly impact their economic performance and a significant economic interest in each entity. The Woodstar Fund had total assets of $1.8 billion, including its indirect investment in SPT Dolphin, and no significant liabilities as of December 31, 2022. As of December 31, 2022, Woodstar Feeder Fund, L.P. and its consolidated subsidiary which is also considered a VIE, Woodstar Feeder REIT, LLC, had a $0.5 billion investment in the Woodstar Fund, had no significant liabilities and had temporary equity of $0.4 billion consisting of the contingently redeemable non-controlling interests of the third party investors (see Note 18).
We also hold a 51% controlling interest in a joint venture (the “CMBS JV”) within our Investing and Servicing Segment, which is considered a VIE because the third party interest holder does not carry kick-out rights or substantive participating rights. We are deemed the primary beneficiary of the CMBS JV. This VIE had total assets of $364.2 million and liabilities of $88.4 million as of December 31, 2022. Refer to Note 18 for further discussion.
In addition to the above non-securitization entities, we have smaller VIEs with total assets of $76.7 million and liabilities of $35.2 million as of December 31, 2022.
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
As noted above, we are not obligated to provide, nor have we provided, any financial support for any of our securitization VIEs, whether or not we are deemed to be the primary beneficiary. As such, the risk associated with our involvement in these VIEs is limited to the carrying value of our investment in the entity. As of December 31, 2022, our maximum risk of loss related to securitization VIEs in which we were not the primary beneficiary was $19.1 million on a fair value basis.
As of December 31, 2022, the securitization VIEs which we do not consolidate had debt obligations to beneficial interest holders with unpaid principal balances, excluding the notional value of interest-only securities, of $4.6 billion. The corresponding assets are comprised primarily of commercial mortgage loans with unpaid principal balances corresponding to the amounts of the outstanding debt obligations.
We also hold passive non-controlling interests in certain unconsolidated entities that are considered VIEs. We are not the primary beneficiaries of these VIEs as we do not possess the power to direct the activities of the VIEs that most significantly impact their economic performance and therefore report our interests, which totaled $2.4 million as of December 31, 2022, within investments in unconsolidated entities on our consolidated balance sheet. Our maximum risk of loss is limited to our carrying value of the investments.
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
For the years ended December 31, 2022, 2021 and 2020, approximately $86.7 million, $77.9 million and $76.6 million, respectively, was incurred for base management fees. In April 2020, our board of directors authorized the payment of our first quarter base management fee of $19.1 million in 1,422,143 shares of our common stock. As of December 31, 2022 and 2021, there were $21.8 million and $20.3 million, respectively, of unpaid base management fees included in related-party payable in our consolidated balance sheets.
Incentive Fee. Our Manager is entitled to be paid the incentive fee described below with respect to each calendar quarter if (1) our Core Earnings (as defined below) for the previous 12-month period exceeds an 8% threshold, and (2) our Core Earnings for the 12 most recently completed calendar quarters is greater than zero.

The incentive fee is an amount, not less than zero, equal to the difference between (1) the product of (x) 20% and (y) the difference between (i) our Core Earnings for the previous 12-month period, and (ii) the product of (A) the weighted average of the issue price per share of our common stock of all of our public offerings and including issue price per equity security of subsidiaries issued in exchange for properties multiplied by the weighted average number of all shares of common stock outstanding (including any RSUs, any RSAs and other shares of common stock underlying awards granted under our equity incentive plans) and equity securities of subsidiaries issued in exchange for properties in such previous 12-month period, and (B) 8%, and (2) the sum of any incentive fee paid to our Manager with respect to the first three calendar quarters of such previous 12-month period. One half of each quarterly installment of the incentive fee is payable in shares of our common stock so long as the ownership of such additional number of shares by our Manager would not violate the 9.8% stock ownership limit set forth in our charter, after giving effect to any waiver from such limit that our board of directors may grant in the future. The remainder of the incentive fee is payable in cash. The number of shares to be issued to our Manager is equal to the dollar amount of the portion of the quarterly installment of the incentive fee payable in shares divided by the average of the closing prices of our common stock on the New York Stock Exchange (“NYSE”) for the five trading days prior to the date on which such quarterly installment is paid.

Core Earnings is defined as GAAP net income (loss) excluding non-cash equity compensation expense, the incentive fee, depreciation and amortization of real estate and associated intangibles, acquisition costs associated with successful acquisitions, any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period and, to the extent deducted from net income (loss), distributions payable with respect to equity securities of subsidiaries issued in exchange for properties. The amount is adjusted to exclude one-time events pursuant to changes in GAAP and certain other non-cash adjustments as determined by our Manager and approved by a majority of our independent directors.
For the years ended December 31, 2022, 2021 and 2020, approximately $49.6 million, $70.3 million and $30.8 million, respectively, was incurred for incentive fees. As of December 31, 2022 and 2021, there were $14.5 million and $51.2 million of unpaid incentive fees included in related-party payable in our consolidated balance sheets.
Expense Reimbursement. We are required to reimburse our Manager for operating expenses incurred by our Manager on our behalf. In addition, pursuant to the terms of the Management Agreement, we are required to reimburse our Manager for the cost of legal, tax, consulting, accounting and other similar services rendered for us by our Manager’s personnel provided that such costs are no greater than those that would be payable if the services were provided by an independent third party. The expense reimbursement is not subject to any dollar limitations but is subject to review by our independent directors. For the years ended December 31, 2022, 2021 and 2020, approximately $8.6 million, $7.1 million and $8.5 million, respectively, was incurred for executive compensation and other reimbursable expenses and recognized within general and administrative expenses in our consolidated statements of operations. As of both December 31, 2022 and 2021, there was $4.9 million of unpaid reimbursable executive compensation and other expenses included in related-party payable in our consolidated balance sheets.
Equity Awards. In certain instances, we issue RSAs to certain employees of affiliates of our Manager who perform services for us. During the years ended December 31, 2022, 2021 and 2020, we granted 200,972, 1,013,232 and 341,635 RSAs, respectively, at grant date fair values of $4.8 million, $20.3 million and $3.9 million, respectively. Expenses related to the vesting of awards to employees of affiliates of our Manager were $8.9 million, $9.7 million and $3.4 million during the years ended December 31, 2022, 2021 and 2020, respectively, and are reflected in general and administrative expenses in our consolidated statements of operations. These shares generally vest over a three-year period. Compensation expense related to the ESPP (refer to Note 18) for employees of affiliates of our Manager was not material during the year ended December 31, 2022, and is reflected in general and administrative expenses in our consolidated statement of operations.
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
Manager Equity Plan
In April 2022, the Company’s shareholders approved the Starwood Property Trust, Inc. 2022 Manager Equity Plan (the “2022 Manager Equity Plan”) which replaces the Starwood Property Trust, Inc. 2017 Manager Equity Plan (the “2017 Manager Equity Plan”). In November 2022, we granted 1,500,000 RSUs to our Manager under the 2022 Manager Equity Plan. In November 2020, we granted 1,800,000 RSUs to our Manager under the 2017 Manager Equity Plan. In September 2019, we granted 1,200,000 RSUs to our Manager under the 2017 Manager Equity Plan. In April 2018, we granted 775,000 RSUs to our Manager under the 2017 Manager Equity Plan. In connection with these grants and prior similar grants, we recognized share-based compensation expense of $18.7 million, $19.4 million and $18.0 million within management fees in our consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020, respectively. Refer to Note 18 for further discussion.
Investments in Loans and Securities
During the years ended December 31, 2022, 2021 and 2020, the Company acquired $1.1 billion, $1.2 billion and $244.4 million, respectively, of loans from a residential mortgage originator in which it holds an equity interest. Subsequent to year end, we entered into a stock transfer, termination and release agreement in which we sold the entirety of our equity interest to a third party. Refer to Note 9 for further discussion. During the years ended December 31, 2022 and 2021, the Company received proceeds of $4.4 million and $3.5 million, respectively, from the sale of loans to the residential mortgage originator (none during the year ended December 31, 2020).
In March 2022, we originated a new loan on the development and recapitalization of luxury rental cabins with a total commitment of $200.0 million, of which $135.0 million was outstanding as of December 31, 2022. The loan bears interest at SOFR + 6.50% plus fees and has a term of 24 months with three one-year extension options. The proceeds were partially used to repay an existing $99.0 million first mortgage loan that we originated in February 2020. That loan bore interest at a fixed rate of 10.5% plus fees and had a term of 36 months with two one-year extension options. It was preceded by a $3.5 million bridge loan we originated in January 2020 that was repaid in February 2020.  Certain members of our executive team and board of directors own equity interests in the borrower.
In July 2021, a €55.0 million loan participation acquired in March 2018 from SEREF, which was secured by a luxury resort in Estepona, Spain, was paid in full.
In August 2020, the Company received a $245.0 million partial repayment on a $339.2 million first mortgage and mezzanine loan that was originated in August 2017 related to an office campus located in Irvine, California. An affiliate of our Manager has a non-controlling equity interest in the borrower. During the year ended December 31, 2022, we amended the loan agreement to extend the loan beyond the final extended maturity of September 2022 to September 2023. As of December 31, 2022, the outstanding balance of this loan was $29.4 million.

In February 2019, the Company acquired a $60.0 million participation in a $925.0 million first priority infrastructure term loan. In April 2019 and July 2019, the Company acquired participations of $5.0 million and $16.0 million, respectively, in a $350.0 million upsize to the term loan. The loan is secured by four domestic natural gas power plants. An affiliate of our Manager, Starwood Energy Group (which became Lotus Infrastructure Partners effective January 1, 2023), is the borrower under the term loan. As of December 31, 2022, the outstanding participation balance in this term loan was $62.0 million.

In March 2019, the Company originated a $22.5 million loan to refinance the debt of a commercial real estate partnership in which we hold a 50% equity interest. As of December 31, 2022, the outstanding balance of this loan was $22.3 million and was held by one of our consolidated securitization VIEs.

In January 2018, the Company acquired a $130.0 million first mortgage participation from an unaffiliated third party. The loan is secured by three U.S. power plants that each have long-term power purchase agreements with investment grade counterparties. The borrower is an affiliate of our Manager. In March 2022, the loan was paid off in full.

In December 2012, the Company acquired 9,140,000 ordinary shares in SEREF, a debt fund that is externally managed by an affiliate of our Manager and is listed on the London Stock Exchange, for approximately $14.7 million, which equated to approximately 4% ownership of SEREF. As of December 31, 2022, our shares represent an approximate 2% interest in SEREF. Refer to Note 6 for additional details.

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
Lease Arrangements
In March 2020, we entered into an office lease agreement with an entity which is controlled by our Chairman and CEO through majority equity ownership of the entity. The leased premises serve as our new Miami Beach office following the expiration of our former lease in Miami Beach. The lease, as amended in September 2022, is for 64,424 square feet of office space, commenced July 1, 2022 and has an initial term of 15 years from the monthly lease payment commencement date of November 1, 2022. The lease payments are based on an annual base rate of $52.00 per square foot that increases by 3% each anniversary following commencement, plus our pro rata share of building operating expenses. Prior to the execution of this lease, we engaged an independent third party leasing firm and external counsel to advise the independent directors of our board of directors on market terms for the lease.  The terms of the lease and subsequent amendment were approved by our independent directors. In April 2020 we provided a $1.9 million cash security deposit to the landlord. During the year ended December 31, 2022, we made payments to the landlord under the terms of the lease of $4.4 million for reimbursements relating to tenant improvements and $1.1 million for rent, parking and our pro rata share of building operating expenses. During the year ended December 31, 2022, we recognized $2.7 million of expenses with respect to this lease within general and administrative expenses in our consolidated statement of operations. Upon the July 1, 2022 commencement of the lease, we recorded a $29.8 million right-of-use asset and corresponding lease liability within “Other assets” and “Accounts payable, accrued expenses and other liabilities,” respectively, on our consolidated balance sheet representing the present value of the minimum required lease payments over the term of the lease.
In December 2021, we entered into a sublease with SH Group Hotels & Residences U.S., L.L.C. (“SH Group”), an affiliate of our Manager, for office space in Los Angeles, California. The sublease commenced December 20, 2021. The sublease was for approximately 5,500 square feet of office space, had an initial term of 4.5 years, and required monthly lease payments based on an annual base rate of $59.16 per square foot that increased by 3% annually in April, which is equal to that specified in the original lease between the affiliate and the third party landlord. In November 2022, the sublease was terminated and the original lease was assigned to us by SH Group with the landlord's consent.

Acquisitions from Consolidated CMBS Trusts

Our Investing and Servicing Segment acquires interests in properties for its REIS Equity Portfolio and also loans from CMBS trusts, some of which are consolidated as VIEs on our balance sheet. Acquisitions from consolidated VIEs are reflected as repayment of debt of consolidated VIEs in our consolidated statements of cash flows. During the year ended December 31, 2021, we acquired a $9.2 million nonperforming loan on a hospitality asset in New York from a consolidated CMBS trust for a total gross purchase price of $10.1 million, including accrued interest. There were no assets acquired from consolidated CMBS trusts during the years ended December 31, 2022 and 2020.

Acquisitions from Consolidated RMBS Trusts

When our Commercial and Residential Lending Segment exercises an optional redemption right in a securitization VIE, it unwinds the securitization structure and acquires the underlying loans from the VIE. Acquisitions of loans from consolidated VIEs are reflected as repayment of debt of consolidated VIEs in our consolidated statements of cash flows. During the years ended December 31, 2021 and 2020, we acquired $524.5 million and $176.6 million, respectively, of residential loans from consolidated RMBS trusts at their par amounts. No loans were acquired from consolidated RMBS trusts during the year ended December 31, 2022. Refer to Note 13 for further discussion of these acquisitions.
Other Related-Party Arrangements
During the year ended December 31, 2016, we established a co-investment fund which provides key personnel with the opportunity to invest in certain properties included in our REIS Equity Portfolio. These personnel include certain of our employees as well as employees of affiliates of our Manager (collectively, “Fund Participants”). The fund carries an aggregate commitment of $15.0 million and owns a 10% equity interest in certain REIS Equity Portfolio properties acquired subsequent to January 1, 2015. As of December 31, 2022, Fund Participants have funded $4.9 million of the capital commitment, and it is our current expectation that there will be no additional funding of the commitment. The capital contributed by Fund Participants is reflected on our consolidated balance sheets as non-controlling interests in consolidated subsidiaries. In an effort to retain key personnel, the fund provides for disproportionate distributions which allows Fund Participants to earn an incremental 60% on all operating cash flows attributable to their capital account, net of a 5% preferred return to us as general partner of the fund. Amounts earned by Fund Participants pursuant to this waterfall are reflected within net income attributable to non-controlling interests in our consolidated statements of operations. During the years ended December 31, 2022, 2021 and 2020, the non-controlling interests related to this fund received cash distributions of $1.9 million, $0.2 million and $1.8 million, respectively.
Highmark Residential (“Highmark”), an affiliate of our Manager, provides property management services for properties within our Woodstar I and Woodstar II Portfolios. Fees paid to Highmark are calculated as a percentage of gross receipts and are at market terms. During the years ended December 31, 2022, 2021 and 2020, property management fees to Highmark of $5.6 million, $4.2 million and $2.1 million, respectively, were recognized within our Woodstar Portfolios.

18. Stockholders’ Equity and Non-Controlling Interests
The Company’s authorized capital stock consists of 100,000,000 shares of preferred stock, $0.01 par value per share, and 500,000,000 shares of common stock, $0.01 par value per share.
ATM Agreement
In May 2022, we entered into a Starwood Property Trust, Inc. Common Stock Sales Agreement (the “ATM Agreement”) with a syndicate of financial institutions to sell shares of the Company’s common stock of up to $500.0 million from time to time, through an “at the market” equity offering program. Sales of shares under the ATM Agreement are made by means of ordinary brokers’ transactions on the NYSE or otherwise at market prices prevailing at the time of sale or at negotiated prices. The ATM Agreement replaces a similar agreement previously entered into in May 2014 with Merrill Lynch, Pierce, Fenner and Smith Incorporated. During the year ended December 31, 2022, we issued 2,168,710 shares of common stock under our ATM Agreement for gross proceeds of $49.3 million at an average share price of $22.72 and paid related commission costs of $1.0 million. During the years ended December 31, 2021 and 2020, there were no shares issued under our previous ATM agreement.
Dividend Reinvestment and Direct Stock Purchase Plan
In May 2014, we established the Starwood Property Trust, Inc. Dividend Reinvestment and Direct Stock Purchase Plan (the “DRIP Plan”), which provides stockholders with a means of purchasing additional shares of our common stock by reinvesting the cash dividends paid on our common stock and by making additional optional cash purchases. Shares of our common stock purchased under the DRIP Plan will either be issued directly by the Company or purchased in the open market by the plan administrator. The Company may issue up to 11.0 million shares of common stock under the DRIP Plan. During the years ended December 31, 2022, 2021 and 2020, shares issued under the DRIP Plan were not material.
Employee Stock Purchase Plan
In April 2022, the Company’s shareholders approved the ESPP which allows eligible employees to purchase common stock of the Company at a discounted purchase price. The discounted purchase price of a share of the Company's common stock is 85% of the fair market value (closing market price) at the lower of the beginning or the end of the quarterly offering period. Participants may purchase shares not exceeding an aggregate fair market value of $25,000 in any calendar year. The maximum aggregate number of shares subject to issuance in accordance with the ESPP is 2,000,000 shares.
During the year ended December 31, 2022, 67,965 shares of common stock were purchased by participants at a weighted average discounted purchase price of $17.36 per share. As of December 31, 2022, there were 1.9 million shares of common stock available for future issuance through the ESPP.

Other Share Issuances and Repurchases

In December 2021, we issued 16.0 million shares of common stock in a public offering at a price of $24.57 per share, receiving proceeds of $393.1 million.

During the year ended December 31, 2020, we repurchased 2,268,551 shares of common stock for $33.8 million under a previous common stock and Convertible Note repurchase program authorized by our board of directors, which expired in February 2021.

Dividends

Our board of directors declared the following dividends during the years ended December 31, 2022, 2021 and 2020:

Declaration Date	Record Date	Ex-Dividend Date	Payment Date	Amount	Frequency
12/9/22	12/30/22	12/29/22	1/13/23	$0.48	Quarterly
9/16/22	9/30/22	9/29/22	10/14/22	0.48	Quarterly
6/15/22	6/30/22	6/29/22	7/15/22	0.48	Quarterly
3/14/22	3/31/22	3/30/22	4/15/22	0.48	Quarterly
12/15/21	12/31/21	12/30/21	1/14/22	0.48	Quarterly
9/15/21	9/30/21	9/29/21	10/15/21	0.48	Quarterly
6/14/21	6/30/21	6/29/21	7/15/21	0.48	Quarterly
3/11/21	3/31/21	3/30/21	4/15/21	0.48	Quarterly
12/9/20	12/31/20	12/30/20	1/15/21	0.48	Quarterly
9/16/20	9/30/20	9/29/20	10/15/20	0.48	Quarterly
6/16/20	6/30/20	6/29/20	7/15/20	0.48	Quarterly
2/25/20	3/31/20	3/30/20	4/15/20	0.48	Quarterly
Equity Incentive Plans
In April 2022, the Company’s shareholders approved the 2022 Manager Equity Plan and the Starwood Property Trust, Inc. 2022 Equity Plan (the “2022 Equity Plan”), which allow for the issuance of up to 18,700,000 stock options, stock appreciation rights, RSAs, RSUs or other equity-based awards or any combination thereof to the Manager, directors, employees, consultants or any other party providing services to the Company. The 2022 Manager Equity Plan succeeds and replaces the 2017 Manager Equity Plan and the 2022 Equity Plan succeeds and replaces the Starwood Property Trust, Inc. 2017 Equity Plan (the “2017 Equity Plan”). As of December 31, 2022, 17,227,316 share awards were available to be issued under either the 2022 Manager Equity Plan or the 2022 Equity Plan, determined on a combined basis.

To date, we have only granted RSAs and RSUs under the equity incentive plans. The holders of awards of RSAs or RSUs are entitled to receive dividends or “distribution equivalents” beginning on either the award’s effective date or vest date, depending on the terms of the award.
The table below summarizes our share awards granted or vested under the 2017 and 2022 Manager Equity Plans during the years ended December 31, 2022, 2021 and 2020 (dollar amounts in thousands):

Grant Date	Type	Amount Granted	Grant Date Fair Value	Vesting Period
November 2022	RSU	1,500,000	$31,605	3 years
November 2020	RSU	1,800,000	30,078	3 years
September 2019	RSU	1,200,000	29,484	(1)
April 2018	RSU	775,000	16,329	3 years
March 2017	RSU	1,000,000	22,240	3 years
______________________________________________________________________________________________________________________
(1)Of the amount granted, 218,898 vested immediately on the grant date and the remaining amount vests over a three-year period.

During the years ended December 31, 2022, 2021 and 2020, we granted 829,805, 1,708,935, and 1,014,753 RSAs, respectively, under the 2017 and 2022 Equity Plans to a select group of eligible participants which includes our employees, directors and employees of our Manager who perform services for us. The awards were granted based on the market price of the Company’s common stock on the respective grant date and generally vest over a three-year period. Expenses related to the vesting of these awards are reflected in general and administrative expenses in our consolidated statements of operations.

The following shares of common stock were issued, without restriction, to our Manager as part of the incentive and base management compensation due under the Management Agreement during the years ended December 31, 2022, 2021 and 2020:

Timing of Issuance	Shares of Common Stock Issued	Price per share
November 2022	21,390	$20.92
August 2022	108,374	23.94
May 2022	647,128	22.69
February 2022	1,068,828	23.78
November 2021	18,649	26.08
August 2021	97,151	25.79
May 2021	267,378	24.54
February 2021	332,002	22.55
May 2020	2,065,322	(1)
February 2020	355,910	25.51
__________________________________________
(1)1,422,143 shares of common stock were issued with a share price of $13.42 relating to the first quarter base management fee. 643,179 shares of common stock were issued with a share price of $12.25 relating to the first quarter incentive fee.

The following table summarizes our share-based compensation expenses during the years ended December 31, 2022, 2021 and 2020 (in thousands):

	For the Year Ended December 31,
	2022	2021	2020
Management fees:
Manager incentive fee	$24,903	$35,135	$15,405
Base management fee	—	—	19,088
Manager Equity Plans (1)	18,693	19,448	17,987
	43,596	54,583	52,480
General and administrative:
Equity Plans (1)	21,219	19,838	13,254
ESPP	273	—	—
	21,492	19,838	13,254
Total share-based compensation expense (2)	$65,089	$74,421	$65,734
__________________________________________
(1)Share-based compensation expense relating to the 2017 and 2022 Manager Equity Plans is reflected within the Manager Equity Plans line. Share-based compensation expense relating to the 2017 and 2022 Equity Plans is reflected within the Equity Plans line.
(2)The income tax benefit associated with the share-based compensation expense for the years ended December 31, 2022, 2021 and 2020 was immaterial.
Schedule of Non-Vested Shares and Share Equivalents (1)

	Equity Plan	Manager Equity Plan	Total	Weighted Average Grant Date Fair Value (per share)
Balance as of January 1, 2022	2,406,730	1,295,277	3,702,007	$18.90
Granted	829,805	1,500,000	2,329,805	21.95
Vested	(646,771)	(970,277)	(1,617,048)	18.57
Forfeited	(75,917)	—	(75,917)	19.42
Balance as of December 31, 2022	2,513,847	1,825,000	4,338,847	20.65
__________________________________________
(1)Equity-based award activity for awards granted under the 2017 and 2022 Equity Plans is reflected within the Equity Plan column, and for awards granted under the 2017 and 2022 Manager Equity Plans, within the Manager Equity Plan column.

The weighted average grant date fair value per share of grants during the years ended December 31, 2022, 2021 and 2020 was $21.95, $22.14 and $14.64, respectively.
Vesting Schedule

	Equity	Manager
	Plan	Equity Plan	Total
2023	665,290	950,000	1,615,290
2024	1,481,187	500,000	1,981,187
2025	367,370	375,000	742,370
Total	2,513,847	1,825,000	4,338,847
As of December 31, 2022, there was approximately $63.3 million of total unrecognized compensation costs related to unvested share-based compensation arrangements which are expected to be recognized over a weighted average period of 2.0 years. The total fair value of shares vested during the years ended December 31, 2022, 2021 and 2020 were $30.0 million, $32.4 million and $35.7 million, respectively, as of the respective vesting dates.
Non-Controlling Interests in Consolidated Subsidiaries
As discussed in Note 2, on November 5, 2021 we sold a 20.6% non-controlling interest in the Woodstar Fund to third party investors for net cash proceeds of $214.2 million. Under the Woodstar Fund operating agreement, such interests are contingently redeemable by us, at the option of the interest holder, for cash at liquidation fair value if any assets remain upon termination of the Woodstar Fund. The Woodstar Fund operating agreement specifies an eight-year term with two one-year extension options, the first at our option and the second subject to consent of an advisory committee representing the non-controlling interest holders. Accordingly, these contingently redeemable non-controlling interests have been classified as “Temporary Equity” in our consolidated balance sheets and represent the fair value of the Woodstar Fund’s net assets allocable to those interests. During the year ended December 31, 2022, net income attributable to these non-controlling interests was $153.8 million. During the period from November 5, 2021 through December 31, 2021, net income attributable to these non-controlling interests was $0.7 million.
In connection with our Woodstar II Portfolio acquisitions, we issued 10.2 million Class A Units in our subsidiary, SPT Dolphin, and rights to receive an additional 1.9 million Class A Units if certain contingent events occur. As of December 31, 2022, all of the 1.9 million contingent Class A Units were issued. The Class A Units are redeemable for consideration equal to the current share price of the Company’s common stock on a one-for-one basis, with the consideration paid in either cash or the Company’s common stock, at the determination of the Company. During the year ended December 31, 2020, redemptions of 0.5 million of the Class A Units were received, of which 0.4 million were settled in common stock and 0.1 million were settled for $1.3 million in cash. During the year ended December 31, 2021, redemptions of 0.9 million of the Class A Units were received and settled in common stock. During the year ended December 31, 2022, no redemptions of the Class A Units were received, leaving 9.8 million Class A Units outstanding as of December 31, 2022. The outstanding Class A Units are reflected as non-controlling interests in consolidated subsidiaries on our consolidated balance sheets, the balance of which was $208.5 million as of December 31, 2022 and 2021.
To the extent SPT Dolphin has sufficient cash available, the Class A Units earn a preferred return indexed to the dividend rate of the Company’s common stock. Any distributions made pursuant to this waterfall are recognized within net income attributable to non-controlling interests in our consolidated statements of operations. During the years ended December 31, 2022, 2021 and 2020, we recognized net income attributable to non-controlling interests of $18.8 million, $19.4 million and $20.4 million, respectively, associated with these Class A Units.
As discussed in Note 16, we hold a 51% controlling interest in the CMBS JV within our Investing and Servicing Segment. Because the CMBS JV is deemed a VIE for which we are the primary beneficiary, the 49% interest of our joint venture partner is reflected as a non-controlling interest in consolidated subsidiaries on our consolidated balance sheets, and any net income attributable to this 49% joint venture interest is reflected within net income attributable to non-controlling interests in our consolidated statements of operations. The non-controlling interests in the CMBS JV were $144.3 million and $131.9 million as of December 31, 2022 and 2021, respectively. During the years ended December 31, 2022, 2021 and 2020, net income attributable to non-controlling interests was $6.2 million, $22.7 million and $11.1 million, respectively.

19. Earnings per Share
The following table provides a reconciliation of net income and the number of shares of common stock used in the computation of basic EPS and diluted EPS (amounts in thousands, except per share amounts):

	For the Year Ended December 31,
	2022	2021	2020
Basic Earnings
Income attributable to STWD common stockholders	$871,475	$447,739	$331,689
Less: Income attributable to participating shares not already deducted as non-controlling interests	(17,113)	(6,808)	(5,216)
Basic earnings	$854,362	$440,931	$326,473

Diluted Earnings
Income attributable to STWD common stockholders	$871,475	$447,739	$331,689
Less: Income attributable to participating shares not already deducted as non-controlling interests	(17,113)	(6,808)	(5,216)
Add: Interest expense on Convertible Notes	11,632	11,619	*
Add: Undistributed earnings to participating shares	11,229	—	—
Less: Undistributed earnings reallocated to participating shares	(10,880)	—	—
Diluted earnings	$866,343	$452,550	$326,473

Number of Shares:
Basic — Average shares outstanding	305,524	285,942	281,978
Effect of dilutive securities — Convertible Notes	9,649	9,649	*
Effect of dilutive securities — Contingently issuable shares	386	1,037	383
Effect of dilutive securities — Unvested non-participating shares	169	198	122
Diluted — Average shares outstanding	315,728	296,826	282,483

Earnings Per Share Attributable to STWD Common Stockholders:
Basic	$2.80	$1.54	$1.16
Diluted	$2.74	$1.52	$1.16
______________________________________________________________________________________________________________________
*Our Convertible Notes were not dilutive for the year ended December 31, 2020.
As of December 31, 2022, 2021 and 2020, participating shares of 13.7 million, 13.0 million and 14.4 million, respectively, were excluded from the computation of diluted shares as their effect was already considered under the more dilutive two-class method used above. Such participating shares at December 31, 2022, 2021 and 2020 included 9.8 million, 9.8 million and 10.6 million potential shares, respectively, of our common stock issuable upon redemption of the Class A Units in SPT Dolphin, as discussed in Note 18.

20. Accumulated Other Comprehensive Income
The changes in AOCI by component are as follows (amounts in thousands):

	Cumulative Unrealized Gain (Loss) on Available-for- Sale Securities	Foreign Currency Translation	Total
Balance at January 1, 2020	$50,996	$(64)	$50,932
OCI before reclassifications	(6,939)	—	(6,939)
Amounts reclassified from AOCI	—	—	—
Net period OCI	(6,939)	—	(6,939)
Balance at December 31, 2020	44,057	(64)	43,993
OCI before reclassifications	(3,101)	—	(3,101)
Amounts reclassified from AOCI	(3)	64	61
Net period OCI	(3,104)	64	(3,040)
Balance at December 31, 2021	40,953	—	40,953
OCI before reclassifications	(19,998)	—	(19,998)
Amounts reclassified from AOCI	—	—	—
Net period OCI	(19,998)	—	(19,998)
Balance at December 31, 2022	$20,955	$—	$20,955

The reclassifications out of AOCI impacted the consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020 as follows (amounts in thousands):

	Amounts Reclassified from
	AOCI during the Year			Affected Line Item
	Ended December 31,			in the Statements
Details about AOCI Components	2022	2021	2020	of Operations
Unrealized gains on available-for-sale securities:
Interest realized upon collection	$—	$3	$—	Interest income from investment securities
Foreign currency translation:
Foreign currency adjustment	—	(64)	—	Gain on sale of investments and other assets, net
Total reclassifications for the period	$—	$(61)	$—

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
Woodstar Fund Investments
The fair value of investments held by the Woodstar Fund is determined based on observable and unobservable market inputs. The initial fair value of the Woodstar Fund’s investments at its November 5, 2021 establishment date was determined by reference to the purchase price paid by third party investors, which was consistent with both a recent external appraisal as well as our extensive marketing efforts to sell interests in the Woodstar Fund, plus working capital. The fair value of the Woodstar Fund’s investments as of December 31, 2022 was determined by reference to an external appraisal as of that date.

For the properties, the third party appraisals applied the income capitalization approach with corroborative support from the sales comparison approach. The cost approach is not employed, as it is typically not emphasized by potential investors in the multifamily affordable housing sector. The income capitalization approach estimates an income stream for a property over a 10-year period and discounts this income plus a reversion (presumed sale) into a present value at a risk adjusted discount rate. Terminal capitalization rates and discount rates utilized in this approach are derived from market transactions as well as other financial and industry data.

For secured financing, the third party appraisals discounted the contractual cash flows at the interest rate at which such arrangements would bear if executed in the current market. The fair value of investment level working capital is assumed to approximate carrying value due to its primarily short-term monetary nature. The fair value of interest rate derivatives is determined using the methodology described in the Derivatives discussion below.

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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level II of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level III inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of December 31, 2022 and 2021, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level II of the fair value hierarchy.
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

Fair Value Disclosures
The following tables present our financial assets and liabilities carried at fair value on a recurring basis in the consolidated balance sheets by their level in the fair value hierarchy as of December 31, 2022 and 2021 (amounts in thousands):

	December 31, 2022
	Total	Level I	Level II	Level III
Financial Assets:
Loans under fair value option	$2,784,594	$—	$—	$2,784,594
RMBS	113,386	—	—	113,386
CMBS	19,108	—	—	19,108
Equity security	9,840	9,840	—	—
Woodstar Fund investments	1,761,002	—	—	1,761,002
Domestic servicing rights	17,790	—	—	17,790
Derivative assets	108,621	—	108,621	—
VIE assets	52,453,041	—	—	52,453,041
Total	$57,267,382	$9,840	$108,621	$57,148,921
Financial Liabilities:
Derivative liabilities	$91,404	$—	$91,404	$—
VIE liabilities	50,754,355	—	45,248,412	5,505,943
Total	$50,845,759	$—	$45,339,816	$5,505,943

	December 31, 2021
	Total	Level I	Level II	Level III
Financial Assets:
Loans under fair value option	$2,936,025	$—	$—	$2,936,025
RMBS	143,980	—	—	143,980
CMBS	22,244	—	—	22,244
Equity security	11,624	11,624	—	—
Woodstar Fund investments	1,040,309	—	—	1,040,309
Domestic servicing rights	16,780	—	—	16,780
Derivative assets	48,216	—	48,216	—
VIE assets	61,280,543	—	—	61,280,543
Total	$65,499,721	$11,624	$48,216	$65,439,881
Financial Liabilities:
Derivative liabilities	$13,421	$—	$13,421	$—
VIE liabilities	59,752,922	—	54,972,701	4,780,221
Total	$59,766,343	$—	$54,986,122	$4,780,221

The changes in financial assets and liabilities classified as Level III are as follows for the years ended December 31, 2022 and 2021 (amounts in thousands):

	Loans at Fair Value	RMBS	CMBS	Woodstar Fund Investments	Domestic Servicing Rights	VIE Assets	VIE Liabilities	Total
January 1, 2021 balance	$1,022,979	$167,349	$19,457	$—	$13,202	$64,238,328	$(2,019,876)	$63,441,439
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	69,050	—	(894)	402	3,578	(6,830,193)	1,066,130	(5,691,927)
Net accretion	—	10,457	—	—	—	—	—	10,457
Included in OCI	—	(3,104)	—	—	—	—	—	(3,104)
Purchases / Originations	5,351,019	—	—	—	—	—	—	5,351,019
Sales	(3,831,712)	—	—	—	—	—	—	(3,831,712)
Issuances	—	—	—	—	—	—	(38,715)	(38,715)
Cash repayments / receipts	(207,043)	(30,722)	(2,003)	—	—	—	(5,728)	(245,496)
Transfers into Level III	7,241	—	—	1,039,907	—	—	(3,058,607)	(2,011,459)
Transfers out of Level III	—	—	—	—	—	—	1,152,827	1,152,827
Transfers within Level III	524,491			—		(524,491)		—
Consolidation of VIEs	—	—	—	—	—	5,332,754	(1,911,702)	3,421,052
Deconsolidation of VIEs	—	—	5,684	—	—	(935,855)	35,450	(894,721)
December 31, 2021 balance	2,936,025	143,980	22,244	1,040,309	16,780	61,280,543	(4,780,221)	60,659,660
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	(346,222)	—	(1,674)	720,693	1,010	(12,458,814)	1,940,362	(10,144,645)
Net accretion	—	8,491	—	—	—	—	—	8,491
Included in OCI	—	(19,998)	—	—	—	—	—	(19,998)
Purchases / Originations	4,634,722	—	—	—	—	—	—	4,634,722
Sales	(3,678,671)	—	—	—	—	—	—	(3,678,671)
Issuances	—	—	—	—	—	—	—	—
Cash repayments / receipts	(200,728)	(19,087)	(1,992)	—	—	—	(18,870)	(240,677)
Transfers into Level III	(86,201)	—	—	—	—	—	(1,506,438)	(1,592,639)
Transfers out of Level III	(474,331)	—	—	—	—	—	668,365	194,034
Transfers within Level III	—	—	—	—	—	—	—	—
Consolidation of VIEs	—	—	—	—	—	4,361,325	(1,810,101)	2,551,224
Deconsolidation of VIEs	—	—	530	—	—	(730,013)	960	(728,523)
December 31, 2022 balance	$2,784,594	$113,386	$19,108	$1,761,002	$17,790	$52,453,041	$(5,505,943)	$51,642,978
Amount of unrealized gains (losses) attributable to assets still held at December 31, 2022:
Included in earnings	$(368,368)	$8,157	$(1,148)	$720,693	$1,010	$(12,458,814)	$1,940,362	$(10,158,108)
Included in OCI	—	(19,592)	—	—	—	—	—	(19,592)
Amount of unrealized gains (losses) attributable to assets still held at December 31, 2021:
Included in earnings	$(8,036)	$10,412	$306	$402	$3,578	$(6,830,193)	$1,066,130	$(5,757,401)
Included in OCI	—	(3,066)	—	—	—	—	—	(3,066)
Amounts were transferred from Level II to Level III due to a decrease in the observable relevant market activity and amounts were transferred from Level III to Level II due to an increase in the observable relevant market activity.

The following table presents the fair values of our financial instruments not carried at fair value on the consolidated balance sheets (amounts in thousands):

	December 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets not carried at fair value:
Loans	$18,401,439	$18,215,072	$15,477,624	$15,526,235
HTM debt securities	673,470	637,275	683,136	656,864
Financial liabilities not carried at fair value:
Secured financing agreements, CLOs and SASB	$18,177,756	$18,017,651	$15,192,966	$15,266,440
Unsecured senior notes	2,329,211	2,199,135	1,828,590	1,893,065
The following is quantitative information about significant unobservable inputs in our Level III measurements for those assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

	Carrying Value at December 31, 2022	Valuation Technique	Unobservable Input	Range (Weighted Average) as of (1)
				December 31, 2022	December 31, 2021
Loans under fair value option	$2,784,594	Discounted cash flow, market pricing	Coupon (d)	2.8% - 9.3% (4.5%)	2.6% - 9.2% (4.2%)
			Remaining contractual term (d)	5.3 - 39.5 years (28.6 years)	6.3 - 39.9 years (27.4 years)
			FICO score (a)	585 - 900 (749)	582 - 829 (748)
			LTV (b)	4% - 92% (67%)	1% - 94% (66%)
			Purchase price (d)	80.0% - 108.6% (101.4%)	80.0% - 108.6% (102.3%)
RMBS	113,386	Discounted cash flow	Constant prepayment rate (a)	2.8% - 12.0% (5.5%)	4.8% - 19.2% (9.9%)
			Constant default rate (b)	1.1% - 4.4% (2.0%)	0.8% - 6.0% (2.1%)
			Loss severity (b)	0% - 109% (24%) (f)	0% - 86% (26%) (f)
			Delinquency rate (c)	6% - 29% (16%)	10.4% - 35% (19%)
			Servicer advances (a)	31% - 77.7% (53%)	19% - 83% (52%)
			Annual coupon deterioration (b)	0% - 2.6% (0.1%)	0% - 1.7% (0.1%)
			Putback amount per projected total collateral loss (e)	0% - 8% (0.5%)	0% - 8% (0.5%)
CMBS	19,108	Discounted cash flow	Yield (b)	0% - 117.5% (10.1%)	0% - 613.6% (9.3%)
			Duration (c)	0 - 7.7 years (3.0 years)	0 - 7.2 years (5.2 years)
Woodstar Fund investments	1,761,002	Discounted cash flow	Discount rate - properties (b)	6.3% - 6.8% (6.5%)	5.8% - 6.3% (6.0%)
			Discount rate - debt (a)	5.6% - 6.7% (6.1%)	2.6% - 3.3% (2.9%)
			Terminal capitalization rate (b)	5.0% - 5.5% (5.1%)	4.8% - 5.3% (4.9%)
			Implied capitalization rate (b)	4.2% (4.2%)	4.1% - 4.2% (4.2%)
Domestic servicing rights	17,790	Discounted cash flow	Debt yield (a)	8.25% (8.25%)	7.30% (7.30%)
			Discount rate (b)	15% (15%)	15% (15%)
VIE assets	52,453,041	Discounted cash flow	Yield (b)	0% - 453.6% (15.3%)	0% - 615.3% (13.0%)
			Duration (c)	0 - 11.0 years (2.4 years)	0 - 11.0 years (3.2 years)
VIE liabilities	5,505,943	Discounted cash flow	Yield (b)	0% - 453.6% (10.4%)	0% - 615.3% (6.4%)
			Duration (c)	0 - 11.0 years (1.8 years)	0 - 11.0 years (2.3 years)
______________________________________________________________________________________________________________________
(1)Unobservable inputs were weighted by the relative carrying value of the instruments as of December 31, 2022 and 2021.
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
(f)10% and 18% of the portfolio falls within a range of 45% - 80% as of December 31, 2022 and 2021, respectively.
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
Our TRSs engage in various real estate related operations, including special servicing of commercial real estate, originating and securitizing mortgage loans, and investing in entities which engage in real estate-related operations. As of December 31, 2022 and 2021, approximately $3.2 billion of assets were owned by TRS entities. Our TRSs are not consolidated for U.S. federal income tax purposes, but are instead taxed as corporations. For financial reporting purposes, a provision for current and deferred taxes is established for the portion of earnings recognized by us with respect to our interest in TRSs.
Our income tax (benefit) provision consisted of the following for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	For the Year Ended December 31,
	2022	2021	2020
Current
Federal	$1,446	$142	$5,690
State	705	(80)	3,201
Foreign	—	(392)	195
Total current	2,151	(330)	9,086
Deferred
Federal	(47,128)	6,893	8,213
State	(16,546)	2,106	2,898
Total deferred	(63,674)	8,999	11,111
Total income tax (benefit) provision	$(61,523)	$8,669	$20,197

Deferred income taxes in our U.S. tax jurisdiction reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents the tax effects of temporary differences on net deferred tax assets/(liabilities) which are classified in our consolidated balance sheets within other assets or accounts payable, accrued expenses and other liabilities, respectively, at December 31, 2022 and December 31, 2021 (in thousands):

	December 31,
	2022	2021
Deferred tax assets/(liabilities), net
Reserves and accruals	$3,314	$3,155
Domestic intangible assets	(15,946)	(9,652)
Investments in unconsolidated entities	782	(1,515)
Net operating loss and other carryforwards	69,294	1,908
Other U.S. temporary differences	140	14
Net deferred tax assets/(liabilities)	$57,584	$(6,090)

Unrecognized tax benefits were not material as of and during the years ended December 31, 2022 and 2021. The Company’s tax returns are no longer subject to audit for years ended prior to January 1, 2019. There was no pre-tax income from foreign operations during the years ended December 31, 2022, 2021 and 2020.
The following table is a reconciliation of our U.S. federal income tax provision determined using our statutory federal tax rate to our reported income tax (benefit) provision for the years ended December 31, 2022, 2021 and 2020 (dollars in thousands):

	For the Year Ended December 31,
	2022		2021		2020
Federal statutory tax rate	$209,483	21.0%	$105,230	21.0%	$81,118	21.0%
REIT and other non-taxable income	(256,105)	(25.7)%	(92,121)	(18.4)%	(58,265)	(15.1)%
State income taxes	(15,319)	(1.5)%	4,307	0.9%	7,509	1.9%
Federal benefit of state tax deduction	3,217	0.3%	(905)	(0.2)%	(1,577)	(0.4)%
Net operating loss carryback rate differential	—	—%	—	—%	(3,387)	(0.9)%
Intra-entity transfers	(4,327)	(0.4)%	(6,635)	(1.3)%	(5,385)	(1.4)%
Other	1,528	0.1%	(1,207)	(0.3)%	184	0.1%
Effective tax rate	$(61,523)	(6.2)%	$8,669	1.7%	$20,197	5.2%

There were no valuation allowances for deferred tax assets during the years ended December 31, 2022, 2021 and 2020.
As of December 31, 2022, our federal net operating loss (“NOL”) carryforwards for income tax purposes were $261.1 million, of which $207.6 million can also be carried forward for state tax purposes. The federal net operating loss carryforwards do not expire. If not utilized, the state net operating loss carryforwards will not begin to expire significantly until 2042. Such NOL primarily relates to unrealized fair value losses during the year ended December 31, 2022 on residential loans held in a TRS.

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020 in the U.S., included measures to assist companies, including temporary changes to income and non-income-based tax laws, and allowed companies to carry back NOLs generated in 2018 to 2020 to the five preceding tax years. The Company carried back its NOL generated in 2020 to a year in which the federal tax rate was 35%.

23. Commitments and Contingencies
As of December 31, 2022, our Commercial and Residential Lending Segment had future commercial loan funding commitments totaling $2.5 billion, of which we expect to fund $2.3 billion. These future funding commitments primarily relate to construction projects, capital improvements, tenant improvements and leasing commissions.
As of December 31, 2022, our Infrastructure Lending Segment had future infrastructure loan funding commitments totaling $148.3 million, including $132.8 million under revolvers and letters of credit (“LCs”), and $15.5 million under delayed draw term loans. As of December 31, 2022, $10.2 million of revolvers and LCs were outstanding.
In connection with the Infrastructure Lending Segment acquisition, we assumed guarantees of certain borrowers’ performance under existing interest rate swaps. As of December 31, 2022, we had two outstanding guarantees on interest rate swaps maturing in June 2023 and June 2025. Refer to Note 14 for further discussion.
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
Lease Commitment Disclosures
Our lease commitments consist of corporate office leases and ground leases for investment properties, all of which are classified as operating leases. We subleased some of the space within our corporate offices to third parties. Our lease costs and sublease income were as follows (in thousands):

	For the Year Ended December 31,
	2022	2021	2020
Operating lease costs	$4,646	$4,100	$5,571
Short-term lease costs	44	2,227	$42
Sublease income	—	(766)	$(1,509)
Total lease cost	$4,690	$5,560	$4,104

Information concerning our operating lease liabilities, which are classified within accounts payable, accrued expenses and other liabilities in our consolidated balance sheets as of December 31, 2022 and 2021, is as follows (dollars in thousands):

	For the Year Ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities —operating	$2,129	$1,274

	December 31, 2022	December 31, 2021
Weighted-average remaining lease term	13.0 years	7.0 years
Weighted-average discount rate	8.7%	4.0%

Future maturity of operating lease liabilities:
2023	$5,024
2024	5,145
2025	5,320
2026	5,275
2027	4,829
Thereafter	46,411
Total	72,004
Less interest component	(32,702)
Operating lease liability	$39,302

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
The table below presents our results of operations for the year ended December 31, 2022 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Revenues:
Interest income from loans	$1,058,326	$150,230	$—	$9,965	$—	$1,218,521	$—	$1,218,521
Interest income from investment securities	102,125	3,681	—	99,043	—	204,849	(139,791)	65,058
Servicing fees	558	—	—	54,836	—	55,394	(15,035)	40,359
Rental income	6,467	—	91,587	30,209	—	128,263	—	128,263
Other revenues	504	451	245	11,258	69	12,527	(12)	12,515
Total revenues	1,167,980	154,362	91,832	205,311	69	1,619,554	(154,838)	1,464,716
Costs and expenses:
Management fees	592	—	—	—	154,959	155,551	—	155,551
Interest expense	501,126	79,137	33,938	26,686	157,097	797,984	(863)	797,121
General and administrative	52,701	14,187	4,069	85,478	18,777	175,212	288	175,500
Acquisition and investment pursuit costs	3,634	3	7	(244)	—	3,400	—	3,400
Costs of rental operations	7,833	—	21,868	14,414	—	44,115	—	44,115
Depreciation and amortization	4,720	387	32,714	11,472	—	49,293	—	49,293
Credit loss provision, net	39,780	6,877	—	—	—	46,657	—	46,657
Other expense	1,251	—	55	8	—	1,314	—	1,314
Total costs and expenses	611,637	100,591	92,651	137,814	330,833	1,273,526	(575)	1,272,951
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	—	124,001	124,001
Change in fair value of servicing rights	—	—	—	(2,051)	—	(2,051)	3,061	1,010
Change in fair value of investment securities, net	11,818	—	—	(43,179)	—	(31,361)	29,157	(2,204)
Change in fair value of mortgage loans, net	(352,412)	—	—	6,190	—	(346,222)	—	(346,222)
Income from affordable housing fund investments	—	—	755,736	—	—	755,736	—	755,736
(Loss) earnings from unconsolidated entities	(11,242)	3,982	—	2,871	—	(4,389)	(1,934)	(6,323)
Gain on sale of investments and other assets, net	86,532	—	—	51,079	—	137,611	—	137,611
Gain (loss) on derivative financial instruments, net	338,994	1,235	35,081	41,692	(82,987)	334,015	—	334,015
Foreign currency (loss) gain, net	(96,651)	(317)	12	—	—	(96,956)	—	(96,956)
Loss on extinguishment of debt	(209)	(469)	—	(507)	—	(1,185)	—	(1,185)
Other (loss) income, net	(92,632)	—	(1,103)	—	—	(93,735)	25	(93,710)
Total other income (loss)	(115,802)	4,431	789,726	56,095	(82,987)	651,463	154,310	805,773
Income (loss) before income taxes	440,541	58,202	788,907	123,592	(413,751)	997,491	47	997,538
Income tax benefit (provision)	69,199	12	—	(7,688)	—	61,523	—	61,523
Net income (loss)	509,740	58,214	788,907	115,904	(413,751)	1,059,014	47	1,059,061
Net income attributable to non-controlling interests	(14)	—	(172,598)	(14,927)	—	(187,539)	(47)	(187,586)
Net income (loss) attributable to Starwood Property Trust, Inc.	$509,726	$58,214	$616,309	$100,977	$(413,751)	$871,475	$—	$871,475

The table below presents our results of operations for the year ended December 31, 2021 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Revenues:
Interest income from loans	$705,499	$85,057	$—	$9,735	$—	$800,291	$—	$800,291
Interest income from investment securities	67,589	2,190	—	96,771	—	166,550	(121,382)	45,168
Servicing fees	453	—	—	58,896	—	59,349	(20,610)	38,739
Rental income	5,486	—	234,840	38,505	—	278,831	—	278,831
Other revenues	294	293	198	6,278	—	7,063	(4)	7,059
Total revenues	779,321	87,540	235,038	210,185	—	1,312,084	(141,996)	1,170,088
Costs and expenses:
Management fees	948	—	—	(793)	167,594	167,749	24	167,773
Interest expense	206,353	37,671	59,970	22,543	119,402	445,939	(852)	445,087
General and administrative	42,000	14,557	8,067	88,879	17,472	170,975	327	171,302
Acquisition and investment pursuit costs	893	250	(60)	101	—	1,184	—	1,184
Costs of rental operations	1,769	—	92,190	17,708	—	111,667	—	111,667
Depreciation and amortization	1,243	402	65,833	15,523	—	83,001	—	83,001
Credit loss (reversal) provision, net	(3,560)	11,895	—	—	—	8,335	—	8,335
Other expense	31	—	583	94	—	708	—	708
Total costs and expenses	249,677	64,775	226,583	144,055	304,468	989,558	(501)	989,057
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	—	162,333	162,333
Change in fair value of servicing rights	—	—	—	4,319	—	4,319	(741)	3,578
Change in fair value of investment securities, net	(8,277)	—	—	28,221	—	19,944	(20,331)	(387)
Change in fair value of mortgage loans, net	13,836	—	—	55,214	—	69,050	—	69,050
Income from affordable housing fund investments	—	—	6,425	—	—	6,425	—	6,425
Earnings (loss) from unconsolidated entities	6,984	1,160	—	815	—	8,959	(207)	8,752
Gain on sale of investments and other assets, net	16,584	189	—	22,211	—	38,984	—	38,984
Gain (loss) on derivative financial instruments, net	73,209	1,253	10,155	8,288	(10,542)	82,363	—	82,363
Foreign currency loss, net	(36,045)	(183)	—	(64)	—	(36,292)	—	(36,292)
Loss on extinguishment of debt	(289)	(1,264)	(5,281)	(113)	(481)	(7,428)	—	(7,428)
Other (loss) income, net	(7,407)	23	—	70	—	(7,314)	—	(7,314)
Total other income (loss)	58,595	1,178	11,299	118,961	(11,023)	179,010	141,054	320,064
Income (loss) before income taxes	588,239	23,943	19,754	185,091	(315,491)	501,536	(441)	501,095
Income tax (provision) benefit	(1,201)	306	—	(7,775)	1	(8,669)	—	(8,669)
Net income (loss)	587,038	24,249	19,754	177,316	(315,490)	492,867	(441)	492,426
Net (income) loss attributable to non-controlling interests	(14)	—	(20,121)	(24,993)	—	(45,128)	441	(44,687)
Net income (loss) attributable to Starwood Property Trust, Inc.	$587,024	$24,249	$(367)	$152,323	$(315,490)	$447,739	$—	$447,739

The table below presents our results of operations for the year ended December 31, 2020 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Revenues:
Interest income from loans	$665,503	$77,851	$—	$8,589	$—	$751,943	$—	$751,943
Interest income from investment securities	78,490	2,637	—	93,823	—	174,950	(120,538)	54,412
Servicing fees	549	—	—	41,806	—	42,355	(12,721)	29,634
Rental income	4,706	—	255,452	37,670	—	297,828	—	297,828
Other revenues	412	499	293	1,139	—	2,343	(5)	2,338
Total revenues	749,660	80,987	255,745	183,027	—	1,269,419	(133,264)	1,136,155
Costs and expenses:
Management fees	796	—	—	901	125,372	127,069	58	127,127
Interest expense	176,230	40,913	65,390	24,303	113,313	420,149	(386)	419,763
General and administrative	41,972	15,673	4,542	80,039	15,312	157,538	336	157,874
Acquisition and investment pursuit costs	2,406	1,183	12	(29)	—	3,572	—	3,572
Costs of rental operations	3,186	—	97,136	17,354	—	117,676	—	117,676
Depreciation and amortization	1,708	342	76,246	16,109	—	94,405	—	94,405
Credit loss provision (reversal), net	47,256	(4,103)	—	—	—	43,153	—	43,153
Other expense	307	—	531	—	—	838	—	838
Total costs and expenses	273,861	54,008	243,857	138,677	253,997	964,400	8	964,408
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	—	78,258	78,258
Change in fair value of servicing rights	—	—	—	11,415	—	11,415	(15,130)	(3,715)
Change in fair value of investment securities, net	(15,108)	—	—	(51,403)	—	(66,511)	71,904	5,393
Change in fair value of mortgage loans, net	76,897	—	—	56,227	—	133,124	—	133,124
Earnings (loss) from unconsolidated entities	8,779	(767)	—	30,845	—	38,857	(1,540)	37,317
(Loss) gain on sale of investments and other assets, net	(961)	306	—	7,965	—	7,310	—	7,310
(Loss) gain on derivative financial instruments, net	(58,664)	(1,499)	(34,392)	(21,269)	33,646	(82,178)	—	(82,178)
Foreign currency gain (loss), net	42,205	207	(14)	(3)	—	42,395	—	42,395
Loss on extinguishment of debt	(22)	(959)	(2,185)	—	(488)	(3,654)	—	(3,654)
Other (loss) income, net	—	—	(166)	447	—	281	—	281
Total other income (loss)	53,126	(2,712)	(36,757)	34,224	33,158	81,039	133,492	214,531
Income (loss) before income taxes	528,925	24,267	(24,869)	78,574	(220,839)	386,058	220	386,278
Income tax (provision) benefit	(21,091)	(117)	—	1,011	—	(20,197)	—	(20,197)
Net income (loss)	507,834	24,150	(24,869)	79,585	(220,839)	365,861	220	366,081
Net income attributable to non-controlling interests	(14)	—	(20,394)	(13,764)	—	(34,172)	(220)	(34,392)
Net income (loss) attributable to Starwood Property Trust, Inc.	$507,820	$24,150	$(45,263)	$65,821	$(220,839)	$331,689	$—	$331,689

The table below presents our consolidated balance sheet as of December 31, 2022 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Assets:
Cash and cash equivalents	$68,593	$31,153	$31,194	$39,023	$91,098	$261,061	$—	$261,061
Restricted cash	18,556	31,133	981	5,259	65,143	121,072	—	121,072
Loans held-for-investment, net	16,038,930	2,352,932	—	9,577	—	18,401,439	—	18,401,439
Loans held-for-sale	2,763,458	—	—	21,136	—	2,784,594	—	2,784,594
Investment securities	1,250,893	66,204	—	1,165,628	—	2,482,725	(1,666,921)	815,804
Properties, net	463,492	—	864,778	121,716	—	1,449,986	—	1,449,986
Investments of consolidated affordable housing fund	—	—	1,761,002	—	—	1,761,002	—	1,761,002
Investments in unconsolidated entities	25,326	47,078	—	33,030	—	105,434	(13,542)	91,892
Goodwill	—	119,409	—	140,437	—	259,846	—	259,846
Intangible assets	11,908	—	29,613	66,310	—	107,831	(39,058)	68,773
Derivative assets	101,082	122	1,803	5,614	—	108,621	—	108,621
Accrued interest receivable	151,852	9,856	863	1,105	5,120	168,796	(275)	168,521
Other assets	170,177	3,614	54,313	12,929	56,444	297,477	—	297,477
VIE assets, at fair value	—	—	—	—	—	—	52,453,041	52,453,041
Total Assets	$21,064,267	$2,661,501	$2,744,547	$1,621,764	$217,805	$28,309,884	$50,733,245	$79,043,129
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$146,897	$20,656	$11,716	$46,377	$73,353	$298,999	$—	$298,999
Related-party payable	—	—	—	—	41,186	41,186	—	41,186
Dividends payable	—	—	—	—	151,511	151,511	—	151,511
Derivative liabilities	21,523	105	—	—	69,776	91,404	—	91,404
Secured financing agreements, net	10,804,970	1,042,679	789,719	543,256	1,342,074	14,522,698	(21,166)	14,501,532
Collateralized loan obligations and single asset securitization, net	2,862,211	814,013	—	—	—	3,676,224	—	3,676,224
Unsecured senior notes, net	—	—	—	—	2,329,211	2,329,211	—	2,329,211
VIE liabilities, at fair value	—	—	—	—	—	—	50,754,355	50,754,355
Total Liabilities	13,835,601	1,877,453	801,435	589,633	4,007,111	21,111,233	50,733,189	71,844,422
Temporary Equity: Redeemable non-controlling interests	—	—	362,790	—	—	362,790	—	362,790
Permanent Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Common stock	—	—	—	—	3,181	3,181	—	3,181
Additional paid-in capital	2,124,496	683,258	(405,955)	(646,662)	4,051,950	5,807,087	—	5,807,087
Treasury stock	—	—	—	—	(138,022)	(138,022)	—	(138,022)
Retained earnings (accumulated deficit)	5,083,100	100,790	1,777,643	1,514,119	(7,706,415)	769,237	—	769,237
Accumulated other comprehensive income	20,955	—	—	—	—	20,955	—	20,955
Total Starwood Property Trust, Inc. Stockholders’ Equity	7,228,551	784,048	1,371,688	867,457	(3,789,306)	6,462,438	—	6,462,438
Non-controlling interests in consolidated subsidiaries	115	—	208,634	164,674	—	373,423	56	373,479
Total Permanent Equity	7,228,666	784,048	1,580,322	1,032,131	(3,789,306)	6,835,861	56	6,835,917
Total Liabilities and Equity	$21,064,267	$2,661,501	$2,744,547	$1,621,764	$217,805	$28,309,884	$50,733,245	$79,043,129

The table below presents our consolidated balance sheet as of December 31, 2021 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Assets:
Cash and cash equivalents	$65,064	$17,011	$14,136	$26,700	$93,861	$216,772	$590	$217,362
Restricted cash	39,853	43,408	954	20,337	—	104,552	—	104,552
Loans held-for-investment, net	13,499,520	2,027,426	—	9,903	—	15,536,849	—	15,536,849
Loans held-for-sale	2,590,005	—	—	286,795	—	2,876,800	—	2,876,800
Investment securities	1,155,452	31,923	—	1,165,395	—	2,352,770	(1,491,786)	860,984
Properties, net	124,503	—	887,553	154,331	—	1,166,387	—	1,166,387
Investments of consolidated affordable housing fund	—	—	1,040,309	—	—	1,040,309	—	1,040,309
Investments in unconsolidated entities	44,938	26,255	—	34,160	—	105,353	(15,256)	90,097
Goodwill	—	119,409	—	140,437	—	259,846	—	259,846
Intangible assets	—	—	34,619	71,064	—	105,683	(42,119)	63,564
Derivative assets	34,265	128	8	391	13,424	48,216	—	48,216
Accrued interest receivable	106,251	3,207	—	947	5,988	116,393	(131)	116,262
Other assets	68,908	14,265	43,420	40,395	21,800	188,788	(162)	188,626
VIE assets, at fair value	—	—	—	—	—	—	61,280,543	61,280,543
Total Assets	$17,728,759	$2,283,032	$2,020,999	$1,950,855	$135,073	$24,118,718	$59,731,679	$83,850,397
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$57,267	$8,917	$14,757	$58,920	$49,779	$189,640	$56	$189,696
Related-party payable	—	—	—	—	76,371	76,371	—	76,371
Dividends payable	—	—	—	—	147,624	147,624	—	147,624
Derivative liabilities	12,870	260	—	291	—	13,421	—	13,421
Secured financing agreements, net	9,097,985	1,225,548	787,396	714,237	773,244	12,598,410	(21,560)	12,576,850
Collateralized loan obligations and single asset securitization, net	2,210,798	405,318	—	—	—	2,616,116	—	2,616,116
Unsecured senior notes, net	—	—	—	—	1,828,590	1,828,590	—	1,828,590
VIE liabilities, at fair value	—	—	—	—	—	—	59,752,922	59,752,922
Total Liabilities	11,378,920	1,640,043	802,153	773,448	2,875,608	17,470,172	59,731,418	77,201,590
Temporary Equity: Redeemable non-controlling interests	—	—	214,915	—	—	214,915	—	214,915
Permanent Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Common stock	—	—	—	—	3,123	3,123	—	3,123
Additional paid-in capital	1,735,397	600,412	(365,922)	(388,196)	4,091,685	5,673,376	—	5,673,376
Treasury stock	—	—	—	—	(138,022)	(138,022)	—	(138,022)
Retained earnings (accumulated deficit)	4,573,374	42,577	1,161,334	1,413,142	(6,697,321)	493,106	—	493,106
Accumulated other comprehensive income (loss)	40,953	—	—	—	—	40,953	—	40,953
Total Starwood Property Trust, Inc. Stockholders’ Equity	6,349,724	642,989	795,412	1,024,946	(2,740,535)	6,072,536	—	6,072,536
Non-controlling interests in consolidated subsidiaries	115	—	208,519	152,461	—	361,095	261	361,356
Total Permanent Equity	6,349,839	642,989	1,003,931	1,177,407	(2,740,535)	6,433,631	261	6,433,892
Total Liabilities and Equity	$17,728,759	$2,283,032	$2,020,999	$1,950,855	$135,073	$24,118,718	$59,731,679	$83,850,397

Revenues generated from foreign sources were $275.3 million, $177.8 million and $115.2 million for the years ended December 31, 2022, 2021 and 2020, respectively. The majority of our revenues generated from foreign sources are derived from the United Kingdom and Australia. Refer to Schedules III and IV for a detailed listing of the properties and loans held by the Company, including their respective geographic locations.

Starwood Property Trust, Inc. and Subsidiaries
Schedule III—Real Estate and Accumulated Depreciation
December 31, 2022
(Dollars in thousands)

				Costs
		Initial Cost		Capitalized	Gross Amounts Carried at
Property Type /		to Company		Subsequent to	December 31, 2022				Accumulated	Acquisition
Geographic Location	Encumbrances	Land	Property	Acquisition(1)	Land	Property	Total		Depreciation(3)	Date
Aggregated Properties
Hotel - U.S., Midwest (1 property)	$—	$—	$5,565	$1,434	$—	$6,999	$6,999		$(4,062)	Feb-18
Medical office - U.S., Midwest (7 properties)	78,048	2,764	97,797	4,911	2,764	102,708	105,472		(18,904)	Dec-16
Medical office - U.S., North East (7 properties)	191,661	11,283	176,996	178	11,283	177,174	188,457		(32,425)	Dec-16
Medical office - U.S., South East (6 properties)	107,252	7,930	117,678	948	7,930	118,626	126,556		(22,712)	Dec-16
Medical office - U.S., South West (8 properties)	125,345	15,921	126,842	2,860	15,921	129,702	145,623		(26,129)	Dec-16
Medical office - U.S., West (6 properties)	97,694	13,415	107,845	1,727	13,415	109,572	122,987		(23,518)	Dec-16
Mixed Use - U.S., West (1 property)	8,667	1,003	14,323	1,341	1,002	15,664	16,666		(3,086)	Feb-16
Multifamily - U.S., South East (1 property)	11,385	1,284	7,189	727	1,284	7,916	9,200		(1,381)	Aug-19
Office - U.S., North East (1 property)	18,611	7,250	10,614	8,618	7,250	19,232	26,482		(5,975)	May-18
Office - U.S., South West (1 property)	87,750	32,867	79,661	—	32,867	79,661	112,528		(2,915)	May-22
Office - U.S., West (2 properties)	116,637	65,363	183,731	8,507	65,363	192,238	257,601		(5,647)	Oct-17 to Dec-22
Retail - U.S., Mid Atlantic (1 property)	24,634	6,432	6,315	18,468	6,432	24,783	31,215		(6,084)	Mar-16
Retail - U.S., Midwest (7 properties)	78,939	24,384	109,445	1,423	24,384	110,868	135,252		(21,455)	Nov-15 to Sep-17
Retail - U.S., North East (1 property)	11,218	472	12,260	657	472	12,917	13,389		(3,292)	Nov-15
Retail - U.S., South East (4 properties)	42,200	19,995	59,949	—	19,995	59,949	79,944		(9,309)	Sep-17
Retail - U.S., South West (6 properties)	75,692	37,254	78,579	816	37,254	79,397	116,651		(15,932)	Oct-14 to Sep-17
Retail - U.S., West (2 properties)	33,000	18,633	36,794	—	18,633	36,794	55,427		(6,683)	Sep-17
Industrial - U.S., South East (1 property)	—	813	—	—	813	—	813		—	Mar-19
Residential - U.S., North East (1 property)	—	—	104,088	4,145	—	108,233	108,233		—	Oct-20 to Apr-21
	$1,108,733	$267,063	$1,335,671	$56,760	$267,062	$1,392,433	$1,659,495	(2)	$(209,509)
__________________________________________
Notes to Schedule III:

(1)No material costs subsequent to acquisition were capitalized to land.

(2)The aggregate cost for federal income tax purposes is $1.8 billion.

(3)Depreciation is computed based upon estimated useful lives as described in Note 7 to the Consolidated Financial Statements.

The following schedule presents our real estate activity during the years ended December 31, 2022, 2021 and 2020 (in thousands):

	2022	2021	2020
Beginning balance, January 1	$1,347,844	$2,573,296	$2,490,630
Additions during the year:
Acquisitions through foreclosure and other transfers	357,360	28,843	75,245
Improvements	20,931	24,390	25,164
Contingent consideration issued	—	—	1,576
Total additions	378,291	53,233	101,985
Deductions during the year:
Costs of real estate sold	(66,578)	(55,945)	(19,319)
Reclassification of multifamily properties (1)	—	(1,222,740)	—
Other	(62)	—	—
Total deductions	(66,640)	(1,278,685)	(19,319)
Ending balance, December 31	$1,659,495	$1,347,844	$2,573,296

The following schedule presents activity within accumulated depreciation during the years ended December 31, 2022, 2021 and 2020 (in thousands):

	2022	2021	2020
Beginning balance, January 1	$181,457	$302,143	$224,190
Depreciation expense	40,006	72,299	81,610
Reclassification of multifamily properties (1)	—	(186,716)	—
Disposition/write-offs	(11,954)	(6,269)	(3,657)
Ending balance, December 31	$209,509	$181,457	$302,143
__________________________________________
(1)Refer to Notes 2 and 8 to the Consolidated Financial Statements for a discussion of the reclassification of our multifamily properties upon establishment of the Woodstar Fund which, as an investment company under GAAP, is required to present its investments at fair value on an unconsolidated basis. The net investment in the multifamily properties is now reflected within “Investments of consolidated affordable housing fund, at fair value” in our consolidated balance sheets.

Starwood Property Trust, Inc. and Subsidiaries
Schedule IV—Mortgage Loans on Real Estate
December 31, 2022
(Dollars in thousands)

							Principal
							Amount of
	Prior	Face	Carrying		Payment	Maturity	Delinquent
Description/Location	Liens (1)	Amount (1)	Amount	Interest Rate (2)	Terms (1)	Date (3)	Loans
Individually Significant Mortgage Loans
Other, Various, Australia (1 mortgage)	None	938,150	926,595	3BBSY+4.75%	I/O	6/30/2027	—
Aggregated First Mortgages: (4)
Hotel, International, Floating (2 mortgages)	N/A	N/A	93,205	3EUR+4.50%	N/A	2025	—
Hotel, International, Floating (4 mortgages)	N/A	N/A	57,400	L+3.00% to 9.00%	N/A	2023	—
Hotel, International, Floating (3 mortgages)	N/A	N/A	61,195	SARON+4.75%	N/A	2026	—
Hotel, Mid Atlantic, Floating (5 mortgages)	N/A	N/A	111,835	SOFR+2.10% to 6.90%	N/A	2023	—
Hotel, Midwest, Floating (4 mortgages)	N/A	N/A	53,482	L+2.25% to 8.63%	N/A	2023	—
Hotel, North East, Floating (4 mortgages)	N/A	N/A	234,928	L+3.00% to 10.00%	N/A	2023-2024	—
Hotel, North East, Floating (2 mortgages)	N/A	N/A	77,036	SOFR+2.50% to 8.50%	N/A	2025	—
Hotel, South East, Floating (10 mortgages)	N/A	N/A	169,243	L+2.50% to 13.27%	N/A	2024	—
Hotel, South East, Floating (12 mortgages)	N/A	N/A	62,718	SOFR+2.50% to 7.50%	N/A	2023	—
Hotel, South West, Floating (12 mortgages)	N/A	N/A	80,993	L+2.00% to 7.67%	N/A	2023	—
Hotel, South West, Floating (8 mortgages)	N/A	N/A	98,317	SOFR+2.10% to 5.85%	N/A	2023	—
Hotel, Various, Floating (4 mortgages)	N/A	N/A	229,233	L+3.75%	N/A	2024	—
Hotel, Various, Floating (10 mortgages)	N/A	N/A	328,676	SOFR+4.00% to 10.25%	N/A	2024-2025	—
Hotel, West, Floating (19 mortgages)	N/A	N/A	350,875	L+2.00% to 9.50%	N/A	2022-2024	37,763
Industrial, International, Floating (12 mortgages)	N/A	N/A	135,307	3BBSY+3.00% to 3.55%	N/A	2025	—
Industrial, International, Floating (10 mortgages)	N/A	N/A	190,187	3EUR+2.25% to 11.00%	N/A	2023-2024	—
Industrial, International, Floating (2 mortgages)	N/A	N/A	79,366	SONIA ON+2.27% to 4.50%	N/A	2023-2024	—
Industrial, North East, Floating (5 mortgages)	N/A	N/A	275,352	L+2.40% to 7.25%	N/A	2024-2025	—
Industrial, North East, Floating (8 mortgages)	N/A	N/A	158,280	SOFR+4.20% to 8.00%	N/A	2025	—
Industrial, South East, Fixed (4 mortgages)	N/A	N/A	32,996	8.18%	N/A	2024	—
Industrial, West, Floating (4 mortgages)	N/A	N/A	91,009	L+1.75% to 7.50%	N/A	2024	—
Industrial, West, Floating (2 mortgages)	N/A	N/A	25,625	SOFR+6.00%	N/A	2025	—
Mixed Use, International, Fixed (2 mortgages)	N/A	N/A	36,851	8.50% to 10.00%	N/A	2023	—
Mixed Use, International, Floating (2 mortgages)	N/A	N/A	98,358	3EUR+4.65%	N/A	2023	—
Mixed Use, International, Floating (2 mortgages)	N/A	N/A	672,802	SONIA ON+4.03% to 5.40%	N/A	2023-2025	—
Mixed Use, Mid Atlantic, Floating (1 mortgage)	N/A	N/A	242,622	L+3.15%	N/A	2024	—
Mixed Use, South East, Floating (12 mortgages)	N/A	N/A	143,860	SOFR+2.35% to 11.24%	N/A	2024	—
Mixed Use, South West, Floating (18 mortgages)	N/A	N/A	324,273	L+2.75% to 11.50%	N/A	2023-2024	—
Multi-family, International, Floating (1 mortgage)	N/A	N/A	20,997	1BBSY+3.75%	N/A	2024	—
Multi-family, International, Floating (1 mortgage)	N/A	N/A	151,307	3BBSY+3.95%	N/A	2024	—
Multi-family, International, Floating (8 mortgages)	N/A	N/A	666,385	SONIA ON+2.76% to 4.07%	N/A	2024-2027	—
Multi-family, Mid Atlantic, Floating (10 mortgages)	N/A	N/A	232,714	L+1.75% to 7.75%	N/A	2024	—
Multi-family, Mid Atlantic, Floating (6 mortgages)	N/A	N/A	144,097	SOFR+2.25% to 9.00%	N/A	2025	—
Multi-family, Midwest, Fixed (1 mortgage)	N/A	N/A	377	6.28%	N/A	2024	—
Multi-family, Midwest, Floating (4 mortgages)	N/A	N/A	76,428	L+2.75% to 9.75%	N/A	2024	—
Multi-family, North East, Floating (14 mortgages)	N/A	N/A	516,067	L+2.50% to 10.25%	N/A	2023-2024	—
Multi-family, North East, Floating (10 mortgages)	N/A	N/A	81,917	SOFR+2.95% to 10.85%	N/A	2025	—
Multi-family, South East, Floating (52 mortgages)	N/A	N/A	1,326,606	SOFR+1.75% to 16.50%	N/A	2023-2025	—
Multi-family, South West, Floating(24 mortgages)	N/A	N/A	395,500	L+2.75% to 4.25%	N/A	2024-2025	—
Multi-family, South West, Floating (77 mortgages)	N/A	N/A	1,229,553	SOFR+1.75% to 16.50%	N/A	2023-2026	—
Multi-family, West, Floating (8 mortgages)	N/A	N/A	278,714	L+2.50% to 8.75%	N/A	2024	—
Multi-family, West, Floating (20 mortgages)	N/A	N/A	344,774	SOFR+2.60% to 9.10%	N/A	2024-2025	—
Office, International, Floating (3 mortgages)	N/A	N/A	220,423	3EUR+2.75% to 7.50%	N/A	2024-2027	—
Office, International, Floating (2 mortgages)	N/A	N/A	127,636	EUR+6.00% to 7.80%	N/A	2023	—
Office, International, Floating (8 mortgages)	N/A	N/A	541,787	SONIA ON+3.55% to 4.37%	N/A	2023-2025	—
Office, Mid Atlantic, Floating (26 mortgages)	N/A	N/A	414,708	L+2.00% to 7.00%	N/A	2023-2024	—
Office, Mid Atlantic, Floating (21 mortgages)	N/A	N/A	372,807	SOFR+2.60% to 7.60%	N/A	2023-2025	—
Office, Midwest, Floating (8 mortgages)	N/A	N/A	52,968	L+1.75% to 9.75%	N/A	2023	—
Office, Midwest, Floating (9 mortgages)	N/A	N/A	88,116	SOFR+2.90%	N/A	2023	—
Office, North East, Floating (15 mortgages)	N/A	N/A	320,620	L+2.80% to 10.25%	N/A	2023-2024	—

							Principal
							Amount of
	Prior	Face	Carrying		Payment	Maturity	Delinquent
Description/Location	Liens (1)	Amount (1)	Amount	Interest Rate (2)	Terms (1)	Date (3)	Loans
Office, North East, Floating (23 mortgages )	N/A	N/A	386,584	SOFR+2.70% to 8.70%	N/A	2024-2025	—
Office, South East, Fixed (2 mortgages)	N/A	N/A	49,325	5.00% to 12.00%	N/A	2024	—
Office, South East, Floating (16 mortgages)	N/A	N/A	321,869	L+1.65% to 10.40%	N/A	2024	—
Office, South West, Floating (16 mortgages)	N/A	N/A	251,767	L+2.00% to 8.00%	N/A	2023	—
Office, South West, Floating (10 mortgages)	N/A	N/A	201,598	SOFR+2.10% to 8.35%	N/A	2024	—
Office, West, Floating (36 mortgages)	N/A	N/A	338,947	L+2.00% to 6.00%	N/A	2023	—
Other, International, Floating (1 mortgage)	N/A	N/A	301,285	SONIA ON+4.40%	N/A	2024	—
Other, Midwest, Floating (4 mortgages)	N/A	N/A	59,975	L+4.50% to 11.17%	N/A	2023	—
Other, North East, Floating (4 mortgages)	N/A	N/A	46,852	SOFR+3.85% to 10.73%	N/A	2023	—
Other, Northeast, Fixed (1 mortgage)	N/A	N/A	9,200	4.09%	N/A	2026	9,200
Residential, North East, Floating (3 mortgages)	N/A	N/A	171,018	SOFR+4.10%	N/A	2026	—
Residential, South East, Floating (2 mortgages)	N/A	N/A	48,194	L+4.75% to 10.56%	N/A	2023	—
Residential, South East, Floating (4 mortgages)	N/A	N/A	16,377	SOFR+5.80%	N/A	2025	—
Residential, West, Floating (4 mortgages)	N/A	N/A	61,828	L+3.81% to 8.60%	N/A	2024	—
Retail, Midwest, Floating (4 mortgages)	N/A	N/A	41,635	L+2.75% to 10.75%	N/A	2022	41,635
Retail, North East, Floating (3 mortgages)	N/A	N/A	207,486	SOFR+9.00%	N/A	2026	—
Loans Held-for-Sale, Various, Fixed	N/A	N/A	2,784,594	2.80% to 9.30%	N/A	2028-2062	33,006
Aggregated Subordinated and Mezzanine Loans: (4)
Hotel, South East, Floating (2 mortgages)	N/A	N/A	53,000	L+6.85%	N/A	2023	—
Hotel, South East, Floating (1 mortgage)	N/A	N/A	37,278	SOFR+9.47%	N/A	2024	—
Hotel, West, Floating (1 mortgage)	N/A	N/A	15,316	L+10.98%	N/A	2025	—
Industrial, South East, Fixed (1 mortgage)	N/A	N/A	3,476	8.18%	N/A	2024	—
Industrial, South East, Floating (1 mortgage)	N/A	N/A	1,945	SOFR+9.43%	N/A	2025	—
Industrial, South West, Floating (2 mortgages)	N/A	N/A	2,275	SOFR+10.15%	N/A	2025	—
Industrial, West, Floating (2 mortgages)	N/A	N/A	12,042	SOFR+11.40%	N/A	2024	—
Mixed Use, International, Floating (1 mortgage)	N/A	N/A	9,404	3EUR+7.25%	N/A	2023	—
Mixed Use, South West, Floating (1 mortgage)	N/A	N/A	109,423	SOFR+12.84%	N/A	2022	109,423
Multi-family, North East, Floating (2 mortgages)	N/A	N/A	53,829	L+4.50% to 4.65%	N/A	2023-2024	—
Multi-family, North East, Floating (1 mortgage)	N/A	N/A	33,832	SOFR+13.75%	N/A	2025	—
Office, International, Floating (5 mortgages)	N/A	N/A	36,278	3EUR+7.00% to 8.95%	N/A	2024-2025	—
Office, North East, Fixed (2 mortgages)	N/A	N/A	36,319	8.72%	N/A	2023	—
Office, West, Floating (2 mortgages)	N/A	N/A	79,247	L+6.24%	N/A	2024	—
Office, West, Floating (2 mortgages)	N/A	N/A	28,219	SOFR+6.77%	N/A	2023	—
Retail, Midwest, Fixed (1 mortgage)	N/A	N/A	4,925	7.16%	N/A	2024	4,925
Loan Loss Allowance	—	—	(88,801)				—
Prepaid Loan Costs, Net	—	—	1,047				—
			$18,774,708	(5)			$235,952
__________________________________________
Notes to Schedule IV:

(1)Disclosure of prior liens, face amount and payment terms are only required for individually significant mortgage loans. I/O = interest only until maturity.

(2)L = one month LIBOR rate, EUR = one month EURO LIBOR rate, 3EUR = three month EURO LIBOR rate, SOFR = one month SOFR rate, 1BBSY = one month BBSY rate, 3BBSY = three month BBSY rate, SARON = SARON overnight rate, SONIA ON = SONIA overnight rate.

(3)Based on management’s judgment of extension options being exercised.

(4)First mortgages include first mortgage loans and any contiguous mezzanine loan components because as a whole, the expected credit quality of these loans is more similar to that of a first mortgage loan.
(5)The aggregate cost for federal income tax purposes is $18.9 billion.

The following schedule presents activity within our Commercial and Residential Lending Segment and Investing and Servicing Segment loan portfolios during the years ended December 31, 2022, 2021 and 2020 (amounts in thousands):

	For the year ended December 31,
	2022	2021	2020
Balance at January 1	$16,368,799	$10,584,400	$9,890,693
Cumulative effect of ASC 326 effective January 1, 2020	—	—	(10,112)
Acquisitions/originations/additional funding	9,474,999	13,173,459	5,058,705
Capitalized interest	122,711	118,273	143,023
Basis of loans sold	(4,226,727)	(4,139,166)	(3,246,515)
Loan maturities/principal repayments	(1,962,657)	(3,709,444)	(1,590,379)
Discount accretion/premium amortization	52,334	51,816	38,942
Changes in fair value	(346,222)	69,050	133,124
Foreign currency translation, net	(304,051)	(71,419)	102,748
Credit loss (provision) reversal, net	(42,201)	7,947	(40,955)
Loan foreclosure, equity control and conversion to equity interest	(273,929)	(36,308)	(71,488)
Transfer to/from other asset classifications or between segments	(88,348)	320,191	176,614
Balance at December 31	$18,774,708	$16,368,799	$10,584,400

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
As of December 31, 2022, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, our management has concluded that our internal control over financial reporting as of December 31, 2022 is effective.
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
The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included in this Form 10-K, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2022.
Changes in Internal Control Over Financial Reporting. No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection.
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Information required by this Item with respect to members of our board of directors and with respect to our Audit Committee will be contained in the Proxy Statement for the 2023 Annual Meeting of Shareholders (“2023 Proxy Statement”) under the captions “Election of Directors” and “Board and Committee Meetings—Audit Committee” and is incorporated herein by this reference. Information required by this Item with respect to our executive officers will be contained in the 2023 Proxy Statement under the caption “Our Executive Officers,” and is incorporated herein by this reference.
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

Item 11. Executive Compensation.
Information required by this Item will be contained in the 2023 Proxy Statement under the captions “Executive Compensation” and “Non-Employee Director Compensation” and is incorporated herein by this reference, provided that the Compensation Committee Report shall not be deemed to be “filed” with this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required by this Item will be contained in the 2023 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners, Directors and Management” and “Executive Compensation – Equity Compensation Plan Information” and is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information required by this Item will be contained in the 2023 Proxy Statement under the captions “Certain Relationships and Related Transactions” and “How Directors are Selected, Elected and Evaluated—Determination of Director Independence” and is incorporated herein by this reference.

Item 14. Principal Accountant Fees and Services.
Information required by this Item will be contained in the 2023 Proxy Statement under the captions “Independent Registered Public Accounting Firm” and “Independent Registered Public Accounting Firm – Pre-Approval Policies for Services of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

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

10.10	Starwood Property Trust, Inc. Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10 Q filed August 4, 2022)*

Exhibit No.	Description
10.11	Starwood Property Trust, Inc. 2017 Manager Equity Plan (Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed March 31, 2017)*
10.12
Restricted Stock Unit Award Agreement (Starwood Property Trust, Inc. 2017 Manager Equity Plan) (Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q filed November 8, 2019)*

10.13	Starwood Property Trust, Inc. 2022 Manager Equity Plan (Incorporated by reference to Exhibit 10.2 of the Company s Quarterly Report on Form 10-Q filed May 4, 2022)*
10.14	Restricted Stock Unit Award Agreement (Starwood Property Trust, Inc. 2022 Manager Equity Plan)*
10.15	Starwood Property Trust, Inc. 2017 Equity Plan (Incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement on Schedule 14A filed March 31, 2017)*
10.16
Form of Restricted Stock Award Agreement for Independent Directors (Starwood Property Trust, Inc. 2017 Equity Plan) (Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q filed November 8, 2019)*

10.17	Form of Restricted Stock Award Agreement (Starwood Property Trust, Inc. 2017 Equity Plan) (Incorporated by reference to Exhibit 10.7 of the Company's Quarterly Report on Form 10-Q filed May 8, 2019)*
10.18	Starwood Property Trust, Inc. 2022 Equity Plan (Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q filed May 4, 2022)*
10.19	Form of Restricted Stock Award Agreement for Independent Directors (Starwood Property Trust, Inc. 2022 Equity Plan)*
10.20	Form of Indemnification Agreement for Directors and Officers (Incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K filed February 25, 2016)*
10.21
Tax Protection Agreement, dated as of December 28, 2017, among SPT Dolphin Intermediate LLC, SPT Dolphin Parent LLC and the persons listed on Annex A thereto (Incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K filed February 28, 2018)

21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit No.	Description
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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
Date: March 1, 2023
	By:	/s/ BARRY S. STERNLICHT
Barry S. Sternlicht Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 1, 2023	By:	/s/ BARRY S. STERNLICHT
Barry S. Sternlicht Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: March 1, 2023	By:	/s/ RINA PANIRY
Rina Paniry Chief Financial Officer, Treasurer, Chief Accounting Officer and Principal Financial Officer

Date: March 1, 2023	By:	/s/ RICHARD D. BRONSON
Richard D. Bronson Director

Date: March 1, 2023	By:	/s/ JEFFREY G. DISHNER
Jeffrey G. Dishner Director

Date: March 1, 2023	By:	/s/ CAMILLE J. DOUGLAS
Camille J. Douglas Director

Date: March 1, 2023	By:	/s/ SOLOMON J. KUMIN
Solomon J. Kumin Director

Date: March 1, 2023	By:	/s/ FRED PERPALL
Fred Perpall Director

Date: March 1, 2023	By:	/s/ FRED S. RIDLEY
Fred S. Ridley Director

Date: March 1, 2023	By:	/s/ STRAUSS ZELNICK
Strauss Zelnick Director