Form 10-Q
period 2023-03-31
STARWOOD PROPERTY TRUST, INC.
filed 2023-05-04
CIK 1465128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of April 28, 2023 was 312,090,273.

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
These forward-looking statements are based largely on our current beliefs, assumptions and expectations of our future performance taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or within our control, and which could materially affect actual results, performance or achievements. Factors that may cause actual results to vary from our forward-looking statements include, but are not limited to:
•factors described in our Annual Report on Form 10-K for the year ended December 31, 2022 and this Quarterly Report on Form 10-Q, including those set forth under the captions “Risk Factors”, “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;
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
•the occurrence of certain geo-political events (such as wars, terrorist attacks and tensions between states) that affect the normal and peaceful course of international relations (such as the war between Russian and Ukraine);
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited, amounts in thousands, except share data)

	As of March 31,	As of December 31,
	2023	2022
Assets:
Cash and cash equivalents	$395,799	$261,061
Restricted cash	135,637	121,072
Loans held-for-investment, net of credit loss allowances of $134,430 and $99,413	18,452,424	18,401,439
Loans held-for-sale, at fair value	2,810,889	2,784,594
Investment securities, net of credit loss allowances of $10,240 and $3,182 ($140,148 and $142,334 held at fair value)	772,887	815,804
Properties, net	1,443,979	1,449,986
Investments of consolidated affordable housing fund, at fair value	1,762,162	1,761,002
Investments in unconsolidated entities	93,069	91,892
Goodwill	259,846	259,846
Intangible assets ($18,094 and $17,790 held at fair value)	66,796	68,773
Derivative assets	96,619	108,621
Accrued interest receivable	181,807	168,521
Other assets	356,076	297,477
Variable interest entity (“VIE”) assets, at fair value	50,526,390	52,453,041
Total Assets	$77,354,380	$79,043,129
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$277,330	$298,999
Related-party payable	39,583	41,186
Dividends payable	152,267	151,511
Derivative liabilities	78,407	91,404
Secured financing agreements, net	14,846,988	14,501,532
Collateralized loan obligations and single asset securitization, net	3,672,783	3,676,224
Unsecured senior notes, net	2,331,445	2,329,211
VIE liabilities, at fair value	48,838,686	50,754,355
Total Liabilities	70,237,489	71,844,422
Commitments and contingencies (Note 22)
Temporary Equity: Redeemable non-controlling interests	364,418	362,790
Permanent Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Preferred stock, $0.01 per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 per share, 500,000,000 shares authorized, 319,669,537 issued and 312,220,846 outstanding as of March 31, 2023 and 318,123,861 issued and 310,675,170 outstanding as of December 31, 2022	3,197	3,181
Additional paid-in capital	5,826,509	5,807,087
Treasury stock (7,448,691 shares)	(138,022)	(138,022)
Retained earnings	670,690	769,237
Accumulated other comprehensive income	19,851	20,955
Total Starwood Property Trust, Inc. Stockholders’ Equity	6,382,225	6,462,438
Non-controlling interests in consolidated subsidiaries	370,248	373,479
Total Permanent Equity	6,752,473	6,835,917
Total Liabilities and Equity	$77,354,380	$79,043,129
________________________________________________________
Note: In addition to the VIE assets and liabilities which are separately presented, our condensed consolidated balance sheets as of both March 31, 2023 and December 31, 2022 include assets of $4.5 billion and liabilities of $3.7 billion, related to consolidated collateralized loan obligations (“CLOs”) and a single asset securitization (“SASB”), which are considered to be VIEs. The CLOs’ and SASB’s assets can only be used to settle obligations of the CLOs and SASB, and the CLOs’ and SASB’s liabilities do not have recourse to Starwood Property Trust, Inc. Refer to Note 15 for additional discussion of VIEs.

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited, amounts in thousands, except per share data)

	For the Three Months Ended March 31,
	2023	2022
Revenues:
Interest income from loans	$430,908	$233,619
Interest income from investment securities	18,637	13,983
Servicing fees	7,256	9,992
Rental income	32,289	31,580
Other revenues	1,324	4,818
Total revenues	490,414	293,992
Costs and expenses:
Management fees	39,540	55,295
Interest expense	335,301	126,451
General and administrative	42,108	44,321
Acquisition and investment pursuit costs	269	422
Costs of rental operations	11,666	9,290
Depreciation and amortization	12,416	11,647
Credit loss provision (reversal), net	43,194	(3,658)
Other expense	848	55
Total costs and expenses	485,342	243,823
Other income (loss):
Change in net assets related to consolidated VIEs	41,138	26,749
Change in fair value of servicing rights	304	1,084
Change in fair value of investment securities, net	82	(355)
Change in fair value of mortgage loans, net	8,901	(125,783)
Income from affordable housing fund investments	12,965	234,041
Earnings (loss) from unconsolidated entities	2,725	(910)
Gain on sale of investments and other assets, net	190	98,468
(Loss) gain on derivative financial instruments, net	(32,828)	127,268
Foreign currency gain (loss), net	15,019	(27,281)
Loss on extinguishment of debt	(61)	(823)
Other loss, net	(2,541)	(763)
Total other income	45,894	331,695
Income before income taxes	50,966	381,864
Income tax benefit	8,795	2,450
Net income	59,761	384,314
Net income attributable to non-controlling interests	(7,787)	(59,715)
Net income attributable to Starwood Property Trust, Inc.	$51,974	$324,599

Earnings per share data attributable to Starwood Property Trust, Inc.:
Basic	$0.16	$1.04
Diluted	$0.16	$1.02
See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited, amounts in thousands)

	For the Three Months Ended March 31,
	2023	2022
Net income	$59,761	$384,314
Other comprehensive income (loss) (net change by component):
Available-for-sale securities	(1,104)	(5,284)
Other comprehensive loss	(1,104)	(5,284)
Comprehensive income	58,657	379,030
Less: Comprehensive income attributable to non-controlling interests	(7,787)	(59,715)
Comprehensive income attributable to Starwood Property Trust, Inc.	$50,870	$319,315
See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity
For the Three Months Ended March 31, 2023 and 2022
(Unaudited, amounts in thousands, except share data)

	Temporary Equity	Common stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Starwood Property Trust, Inc. Stockholders’ Equity	Non- Controlling Interests	Total Permanent Equity
		Shares	Par Value		Shares	Amount
Balance, December 31, 2022	$362,790	318,123,861	$3,181	$5,807,087	7,448,691	$(138,022)	$769,237	$20,955	$6,462,438	$373,479	$6,835,917
Proceeds from DRIP Plan	—	15,657	—	299	—	—	—	—	299	—	299
Proceeds from employee stock purchase plan	—	65,026	1	969	—	—	—	—	970	—	970
Share-based compensation	—	1,091,789	11	10,925	—	—	—	—	10,936	—	10,936
Manager fees paid in stock	—	373,204	4	7,229	—	—	—	—	7,233	—	7,233
Net income	2,287	—	—	—	—	—	51,974	—	51,974	5,500	57,474
Dividends declared, $0.48 per share	—	—	—	—	—	—	(150,521)	—	(150,521)	—	(150,521)
Other comprehensive loss, net	—	—	—	—	—	—	—	(1,104)	(1,104)	—	(1,104)
Distributions to non-controlling interests	(659)	—	—	—	—	—	—	—	—	(8,731)	(8,731)
Balance, March 31, 2023	$364,418	319,669,537	$3,197	$5,826,509	7,448,691	$(138,022)	$670,690	$19,851	$6,382,225	$370,248	$6,752,473

Balance, December 31, 2021	$214,915	312,268,944	$3,123	$5,673,376	7,448,691	$(138,022)	$493,106	$40,953	$6,072,536	$361,356	$6,433,892
Proceeds from DRIP Plan	—	10,261	—	251	—	—	—	—	251	—	251
Equity offering costs	—	—	—	(89)	—	—	—	—	(89)	—	(89)
Share-based compensation	—	1,012,963	10	10,083	—	—	—	—	10,093	—	10,093
Manager fees paid in stock	—	1,068,828	11	25,406	—	—	—	—	25,417	—	25,417
Net income	47,720	—	—	—	—	—	324,599	—	324,599	11,995	336,594
Dividends declared, $0.48 per share	—	—	—	—	—	—	(147,828)	—	(147,828)	—	(147,828)
Other comprehensive loss, net	—	—	—	—	—	—	—	(5,284)	(5,284)	—	(5,284)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	4,690	4,690
Distributions to non-controlling interests	(950)	—	—	—	—	—	—	—	—	(9,768)	(9,768)
Balance, March 31, 2022	$261,685	314,360,996	$3,144	$5,709,027	7,448,691	$(138,022)	$669,877	$35,669	$6,279,695	$368,273	$6,647,968
See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited, amounts in thousands)

	For the Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net income	$59,761	$384,314
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs, premiums and discounts on secured borrowings	13,205	11,816
Amortization of discounts and deferred financing costs on unsecured senior notes	2,234	2,151
Accretion of net discount on investment securities	(2,094)	(3,475)
Accretion of net deferred loan fees and discounts	(15,180)	(16,600)
Share-based compensation	10,936	10,093
Manager fees paid in stock	7,233	25,417
Change in fair value of investment securities	(82)	355
Change in fair value of consolidated VIEs	(4,245)	11,928
Change in fair value of servicing rights	(304)	(1,084)
Change in fair value of loans	(8,901)	125,783
Change in fair value of affordable housing fund investments	(1,160)	(223,851)
Change in fair value of derivatives	48,431	(129,343)
Foreign currency (gain) loss, net	(15,019)	27,281
Gain on sale of investments and other assets	(190)	(98,468)
Impairment charges on properties and related intangibles	—	55
Credit loss provision (reversal), net	43,194	(3,658)
Depreciation and amortization	13,635	12,757
(Earnings) loss from unconsolidated entities	(2,725)	910
Distributions of earnings from unconsolidated entities	243	280
Loss on extinguishment of debt	61	624
Origination and purchase of loans held-for-sale, net of principal collections	(28,333)	(2,206,360)
Proceeds from sale of loans held-for-sale	13,439	2,278,467
Changes in operating assets and liabilities:
Related-party payable	(1,603)	(19,756)
Accrued and capitalized interest receivable, less purchased interest	(41,541)	(35,342)
Other assets	(89,667)	(64,229)
Accounts payable, accrued expenses and other liabilities	(29,886)	64,309
Net cash (used in) provided by operating activities	(28,558)	154,374
Cash Flows from Investing Activities:
Origination, purchase and funding of loans held-for-investment	(431,615)	(1,557,821)
Proceeds from principal collections on loans	407,199	798,969
Purchase and funding of investment securities	(591)	(18,139)
Proceeds from principal collections on investment securities	40,778	7,784
Proceeds from sales of real estate	543	147,334
Purchases and additions to properties and other assets	(5,839)	(6,604)
Investments in unconsolidated entities	—	(461)
Distribution of capital from unconsolidated entities	277	121
Payments for purchase or termination of derivatives	(3,340)	(8,541)
Proceeds from termination of derivatives	5,605	82,596
Net cash provided by (used in) investing activities	13,017	$(554,762)

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited, amounts in thousands)

	For the Three Months Ended March 31,
	2023	2022
Cash Flows from Financing Activities:
Proceeds from borrowings	$1,202,077	$5,843,167
Principal repayments on and repurchases of borrowings	(892,238)	(5,153,638)
Payment of deferred financing costs	(2,924)	(21,998)
Proceeds from common stock issuances	1,269	251
Payment of equity offering costs	—	(89)
Payment of dividends	(149,765)	(146,709)
Contributions from non-controlling interests	—	4,690
Distributions to non-controlling interests	(9,390)	(10,718)
Repayment of debt of consolidated VIEs	(108)	(84,460)
Distributions of cash from consolidated VIEs	15,329	22,014
Net cash provided by financing activities	164,250	452,510
Net increase in cash, cash equivalents and restricted cash	148,709	52,122
Cash, cash equivalents and restricted cash, beginning of period	382,133	321,914
Effect of exchange rate changes on cash	594	(262)
Cash, cash equivalents and restricted cash, end of period	$531,436	$373,774
Supplemental disclosure of cash flow information:
Cash paid for interest	$322,932	$102,300
Income taxes paid, net	42	566
Supplemental disclosure of non-cash investing and financing activities:
Dividends declared, but not yet paid	$152,551	$148,998
Consolidation of VIEs (VIE asset/liability additions)	—	1,109,614
Deconsolidation of VIEs (VIE asset/liability reductions)	—	730,012
Loan principal collections temporarily held at master servicer	15,197	42,225
Reclassification of loans held-for-investment to loans held-for-sale	—	346
See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
As of March 31, 2023
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
We have four reportable business segments as of March 31, 2023 and we refer to the investments within these segments as our target assets:
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
These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (our “Form 10-K”), as filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the operating results for the full year.
Refer to our Form 10-K for a description of our recurring accounting policies. We have included disclosure in this Note 2 regarding principles of consolidation and other accounting policies that (i) are required to be disclosed quarterly, (ii) we view as critical, (iii) became significant since December 31, 2022 due to a corporate action or increase in the significance of the underlying business activity or (iv) changed upon adoption of an Accounting Standards Update (“ASU”) issued by the Financial Accounting Standards Board (“FASB”).
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

Effective with the third party interest sale, the Woodstar Fund has the characteristics of an investment company under ASC 946, Financial Services – Investment Companies. Accordingly, the Woodstar Fund is required to carry the investments in its properties at fair value, with a cumulative effect adjustment between the fair value and previous carrying value of its investments recognized in stockholders’ equity as of November 5, 2021, the date of the Woodstar Fund’s change in status to an investment company. Because we are the primary beneficiary of the Woodstar Fund, which is a VIE (as discussed in Note 15), we consolidate the accounts of the Woodstar Fund into our consolidated financial statements, retaining the fair value basis of accounting for its investments. Realized and unrealized changes in the fair value of the Woodstar Fund’s property investments, and distributions thereon, are recognized in the “Income from affordable housing fund investments” caption within the other income (loss) section of our condensed consolidated statements of operations. See Note 7 for further details regarding the Woodstar Fund’s investments and related income and Note 17 with respect to its contingently redeemable non-controlling interests which are classified as “Temporary Equity” in our condensed consolidated balance sheets.
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

Earnings Per Share
We present both basic and diluted earnings per share (“EPS”) amounts in our financial statements. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS reflects the maximum potential dilution that could occur from (i) our share-based compensation, consisting of unvested restricted stock awards (“RSAs”) and restricted stock units (“RSUs and any outstanding discounted share purchase options under the Employee Stock Purchase Program (“ESPP”) , (ii) shares contingently issuable to our Manager, (iii) the conversion options associated with our senior convertible notes (the “Convertible Notes”) (see Notes 11 and 18) and (iv) non-controlling interests that are redeemable with our common stock (see Note 17). Potential dilutive shares are excluded from the calculation if they have an anti-dilutive effect in the period.

Nearly all of the Company’s unvested RSUs and RSAs contain rights to receive non-forfeitable dividends and thus are participating securities. In addition, the non-controlling interests that are redeemable with our common stock are considered participating securities because they earn a preferred return indexed to the dividend rate on our common stock (see Note 17). Due to the existence of these participating securities, the two-class method of computing EPS is required, unless another method is determined to be more dilutive. Under the two-class method, undistributed earnings are reallocated between shares of common stock and participating securities. For the three months ended March 31, 2023 and 2022, the two-class method resulted in the most dilutive EPS calculation.

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
We believe the estimates and assumptions underlying our consolidated financial statements are reasonable and supportable based on the information available as of March 31, 2023. Actual results may ultimately differ from those estimates.
Recent Accounting Developments
On March 12, 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and on January 11, 2021, issued ASU 2021-01, Reference Rate Reform (Topic 848) – Scope, both of which provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference LIBOR or other reference rates expected to be discontinued because of reference rate reform. These ASUs are effective through December 31, 2024, as extended by ASU 2022-06, Deferral of the Sunset Date of Topic 848, issued by the FASB on December 21, 2022. The Company has not adopted any of the optional expedients or exceptions through March 31, 2023.
3. Acquisitions and Divestitures
Investing and Servicing Segment Property Portfolio (“REIS Equity Portfolio”)

During the three months ended March 31, 2023, there were no material sales of property within the REIS Equity Portfolio. During the three months ended March 31, 2022, we sold an operating property for $34.5 million. In connection with this sale, we recognized a gain of $11.7 million within gain on sale of investments and other assets in our condensed consolidated statement of operations.

Commercial and Residential Lending Segment
During the three months ended March 31, 2023, there were no sales of property within the Commercial and Residential Lending Segment. During the three months ended March 31, 2022, we sold a distribution facility located in Orlando, Florida that was previously acquired in April 2019 through foreclosure of a loan with a carrying value of $18.5 million. The property was sold for $114.8 million and we recognized a gain of $86.6 million within gain on sale of investments and other assets in our condensed consolidated statement of operations.

During the three months ended March 31, 2023 and 2022, we had no significant acquisitions of properties or businesses.

4. Loans
Our loans held-for-investment are accounted for at amortized cost and our loans held-for-sale are accounted for at the lower of cost or fair value, unless we have elected the fair value option for either. The following tables summarize our investments in mortgages and loans as of March 31, 2023 and December 31, 2022 (dollars in thousands):

March 31, 2023	Carrying Value	Face Amount	Weighted Average Coupon (1)	Weighted Average Life (“WAL”) (years)(2)
Loans held-for-investment:
Commercial loans:
First mortgages (3)	$15,610,218	$15,684,751	8.4%	1.6
Subordinated mortgages (4)	72,379	73,244	14.1%	1.5
Mezzanine loans (3)	472,404	469,176	13.2%	1.1
Other	58,071	58,927	8.2%	1.2
Total commercial loans	16,213,072	16,286,098
Infrastructure first priority loans	2,373,782	2,405,700	9.1%	3.9
Total loans held-for-investment	18,586,854	18,691,798
Loans held-for-sale:
Residential, fair value option	2,733,358	3,054,552	4.5%	N/A	(5)
Commercial, fair value option	77,531	85,450	6.0%	9.5
Total loans held-for-sale	2,810,889	3,140,002
Total gross loans	21,397,743	$21,831,800
Credit loss allowances:
Commercial loans held-for-investment	(118,479)
Infrastructure loans held-for-investment	(15,951)
Total allowances	(134,430)
Total net loans	$21,263,313

December 31, 2022
Loans held-for-investment:
Commercial loans:
First mortgages (3)	$15,562,452	$15,648,358	7.9%	1.7
Subordinated mortgages (4)	71,100	72,118	13.6%	1.8
Mezzanine loans (3)	445,363	442,339	12.9%	1.0
Other	58,393	59,393	8.2%	1.4
Total commercial loans	16,137,308	16,222,208
Infrastructure first priority loans	2,363,544	2,395,762	8.6%	3.9
Total loans held-for-investment	18,500,852	18,617,970
Loans held-for-sale:
Residential, fair value option	2,763,458	3,092,915	4.5%	N/A	(5)
Commercial, fair value option	21,136	23,900	5.7%	8.6
Total loans held-for-sale	2,784,594	3,116,815
Total gross loans	21,285,446	$21,734,785
Credit loss allowances:
Commercial loans held-for-investment	(88,801)
Infrastructure loans held-for-investment	(10,612)
Total allowances	(99,413)
Total net loans	$21,186,033

______________________________________________________________________________________________________________________
(1)Calculated using applicable index rates as of March 31, 2023 and December 31, 2022 for variable rate loans and excludes loans for which interest income is not recognized.
(2)Represents the WAL of each respective group of loans, excluding loans for which interest income is not recognized, as of the respective balance sheet date. The WAL of each individual loan is calculated using amounts and timing of future principal payments, as projected at origination or acquisition.
(3)First mortgages include first mortgage loans and any contiguous mezzanine loan components because as a whole, the expected credit quality of these loans is more similar to that of a first mortgage loan. The application of this methodology resulted in mezzanine loans with carrying values of $1.3 billion being classified as first mortgages as of both March 31, 2023 and December 31, 2022.
(4)Subordinated mortgages include B-Notes and junior participation in first mortgages where we do not own the senior A-Note or senior participation. If we own both the A-Note and B-Note, we categorize the loan as a first mortgage loan.
(5)Residential loans have a weighted average remaining contractual life of 28.5 years and 28.8 years as of March 31, 2023 and December 31, 2022, respectively.
As of March 31, 2023, our variable rate loans held-for-investment, excluding loans for which interest income is not recognized, were as follows (dollars in thousands):

March 31, 2023	Carrying Value	Weighted-average Spread Above Index
Commercial loans	$15,526,655	4.0%
Infrastructure loans	2,360,875	4.0%
Total variable rate loans held-for-investment	$17,887,530	4.0%

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
For our infrastructure loans, we utilize a database of historical infrastructure loan performance that is shared among a consortium of banks and other lenders and compiled by a major bond credit rating agency. The database is representative of industry-wide project finance activity dating back to 1983. We derive historical loss rates from the database filtered by industry, sub-industry, term and construction status for each of our infrastructure loans. Those historical loss rates reflect global economic cycles over a long period of time as well as average recovery rates. We categorize the results principally between the power and oil and gas industries, which we consider the most significant indicator of credit quality for our infrastructure loans, as set forth in the credit quality indicator table below.
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
The significant credit quality indicators for our loans measured at amortized cost, which excludes loans held-for-sale, were as follows as of March 31, 2023 (dollars in thousands):

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Total	Total Amortized Cost Basis	Credit Loss Allowance
As of March 31, 2023	2023	2022	2021	2020	2019	Prior
Commercial loans:
Credit quality indicator:
LTV < 60%	$—	$1,923,695	$2,893,448	$209,003	$1,049,495	$806,693	$—	$6,882,334	$11,562
LTV 60% - 70%	—	1,891,000	3,732,239	177,795	852,640	550,494	—	7,204,168	45,830
LTV > 70%	42,443	102,019	479,021	416,130	478,570	545,391	—	2,063,574	56,162
Credit deteriorated	—	—	—	—	—	4,925	—	4,925	4,925
Defeased and other	—	42,138	—	—	—	15,933	—	58,071	—
Total commercial	$42,443	$3,958,852	$7,104,708	$802,928	$2,380,705	$1,923,436	$—	$16,213,072	$118,479
Infrastructure loans:
Credit quality indicator:
Power	$—	$89,428	$208,091	$83,415	$284,346	$733,327	$18,677	$1,417,284	$4,304
Oil and gas	108,732	108,040	355,589	—	185,551	134,776	2,008	894,696	4,721
Other	48,895	—	—	—	—	—	—	48,895	202
Credit deteriorated	—	—	—	—	—	12,907	—	12,907	6,724
Total infrastructure	$157,627	$197,468	$563,680	$83,415	$469,897	$881,010	$20,685	$2,373,782	$15,951
Loans held-for-sale								2,810,889	—
Total gross loans								$21,397,743	$134,430

Non-Credit Deteriorated Loans
As of March 31, 2023, we had the following loans with a combined amortized cost basis of $280.4 million that were 90 days or greater past due at March 31, 2023: (i) a $156.4 million mortgage loan on an office complex in Brooklyn, New York; (ii) a $41.6 million mortgage loan on the retail portion of a hotel located in Chicago; (iii) a $37.8 million leasehold mortgage loan on a luxury resort in California destroyed by wildfire; (iv) $35.4 million of residential loans; and (v) a $9.2 million loan on a hospitality asset in New York City that our Investing and Servicing Segment acquired as nonperforming in October 2021. All of these loans were on nonaccrual as of March 31, 2023 with the exception of (i).
We also had the following loans on nonaccrual that were not 90 days or greater past due as of March 31, 2023: (i) a $216.6 million senior loan on a retail and entertainment project in New Jersey, of which $7.3 million was previously converted into equity interests (see Note 8); and (ii) a $120.8 million senior mortgage loan on an office building in Washington, DC. None of these loans are considered credit deteriorated as we presently expect to recover all amounts due.
Credit Deteriorated Loans
As of March 31, 2023, we had a $12.9 million infrastructure loan participation collateralized by a first priority lien on two natural gas fired power plants near Chicago for which we provided a $6.7 million specific credit loss allowance during the three months ended March 31, 2023. The loan participation was deemed credit deteriorated when the borrower filed for bankruptcy. We also had a $4.9 million commercial subordinated loan secured by a department store in Chicago which was deemed credit deteriorated and was fully reserved in prior years. Both loans are on nonaccrual under the cost recovery method.
The following tables present the activity in our credit loss allowance for funded loans and unfunded commitments (amounts in thousands):

	Funded Commitments Credit Loss Allowance
	Loans Held-for-Investment		Total Funded Loans
Three Months Ended March 31, 2023	Commercial	Infrastructure
Credit loss allowance at December 31, 2022	$88,801	$10,612	$99,413
Credit loss provision, net	29,678	5,339	35,017
Credit loss allowance at March 31, 2023	$118,479	$15,951	$134,430

	Unfunded Commitments Credit Loss Allowance (1)
	Loans Held-for-Investment
Three Months Ended March 31, 2023	Commercial	Infrastructure	CMBS (2)	Total
Credit loss allowance at December 31, 2022	$9,749	$72	$52	$9,873
Credit loss provision (reversal), net	1,145	(11)	(15)	1,119
Credit loss allowance at March 31, 2023	$10,894	$61	$37	$10,992
Memo: Unfunded commitments as of March 31, 2023 (3)	$1,956,436	$15,500	$33,523	$2,005,459
______________________________________________________________________________________________________________________
(1)Included in accounts payable, accrued expenses and other liabilities in our consolidated balance sheets.
(2)See Note 5 for further details.
(3)Represents amounts expected to be funded (see Note 22).

Loan Portfolio Activity
The activity in our loan portfolio was as follows (amounts in thousands):

	Held-for-Investment Loans
Three Months Ended March 31, 2023	Commercial	Infrastructure	Residential	Held-for-Sale Loans	Total Loans
Balance at December 31, 2022	$16,048,507	$2,352,932	$—	$2,784,594	$21,186,033
Acquisitions/originations/additional funding	259,113	172,502	—	69,200	500,815
Capitalized interest (1)	27,924	130	—	—	28,054
Basis of loans sold (2)	—	—	—	(13,439)	(13,439)
Loan maturities/principal repayments	(256,644)	(165,323)	—	(38,367)	(460,334)
Discount accretion/premium amortization	12,551	2,629	—	—	15,180
Changes in fair value	—	—	—	8,901	8,901
Foreign currency translation gain, net	32,820	300	—	—	33,120
Credit loss provision, net	(29,678)	(5,339)	—	—	(35,017)
Balance at March 31, 2023	$16,094,593	$2,357,831	$—	$2,810,889	$21,263,313

	Held-for-Investment Loans
Three Months Ended March 31, 2022	Commercial	Infrastructure	Residential	Held-for-Sale Loans	Total Loans
Balance at December 31, 2021	$13,450,198	$2,027,426	$59,225	$2,876,800	$18,413,649
Acquisitions/originations/additional funding	1,359,483	198,338	—	2,266,699	3,824,520
Capitalized interest (1)	26,697	113	—	93	26,903
Basis of loans sold (2)	—	—	—	(2,278,467)	(2,278,467)
Loan maturities/principal repayments	(715,665)	(91,853)	(1,995)	(56,439)	(865,952)
Discount accretion/premium amortization	14,093	2,507	—	—	16,600
Changes in fair value	—	—	(1,263)	(124,520)	(125,783)
Foreign currency translation loss, net	(71,909)	(802)	—	—	(72,711)
Credit loss (provision) reversal, net	(1,379)	389	—	—	(990)
Transfer to/from other asset classifications or between segments	—	—	(346)	346	—
Balance at March 31, 2022	$14,061,518	$2,136,118	$55,621	$2,684,512	$18,937,769
______________________________________________________________________________________________________________________
(1)Represents accrued interest income on loans whose terms do not require current payment of interest.
(2)See Note 12 for additional disclosure on these transactions.

5. Investment Securities
Investment securities were comprised of the following as of March 31, 2023 and December 31, 2022 (amounts in thousands):

	Carrying Value as of
	March 31, 2023	December 31, 2022
RMBS, available-for-sale	$111,069	$113,386
RMBS, fair value option (1)	427,629	423,183
CMBS, fair value option (1), (2)	1,247,152	1,262,846
HTM debt securities, amortized cost net of credit loss allowance of $10,240 and $3,182	632,739	673,470
Equity security, fair value	10,134	9,840
Subtotal—Investment securities	2,428,723	2,482,725
VIE eliminations (1)	(1,655,836)	(1,666,921)
Total investment securities	$772,887	$815,804
______________________________________________________________________________________________________________________
(1)Certain fair value option CMBS and RMBS are eliminated in consolidation against VIE liabilities pursuant to ASC 810.
(2)Includes $197.0 million and $198.9 million of non-controlling interests in the consolidated entities which hold certain of these CMBS as of March 31, 2023 and December 31, 2022, respectively.
Purchases, sales, principal collections and redemptions for all investment securities were as follows (amounts in thousands):

	RMBS, available-for-sale	RMBS, fair value option	CMBS, fair value option	HTM Securities	Securitization VIEs (1)	Total
Three Months Ended March 31, 2023
Purchases/fundings	$—	$—	$—	$591	$—	$591
Sales	—	—	—	—	—	—
Principal collections	2,435	14,220	1,254	38,198	(15,329)	40,778
Three Months Ended March 31, 2022
Purchases	$—	$84,357	$—	$18,139	$(84,357)	$18,139
Sales	—	—	—		—	—
Principal collections	6,895	21,604	635	664	(22,014)	7,784
_________________________________________________________________________________________________________________
(1)Represents RMBS and CMBS, fair value option amounts eliminated due to our consolidation of securitization VIEs. These amounts are reflected as issuance or repayment of debt of, or distributions from, consolidated VIEs in our consolidated statements of cash flows.
RMBS, Available-for-Sale
The Company classified all of its RMBS not eliminated in consolidation as available-for-sale as of March 31, 2023 and December 31, 2022. These RMBS are reported at fair value in the balance sheet with changes in fair value recorded in accumulated other comprehensive income (“AOCI”).
The tables below summarize various attributes of our investments in available-for-sale RMBS as of March 31, 2023 and December 31, 2022 (amounts in thousands):

				Unrealized Gains or (Losses) Recognized in AOCI
	Amortized Cost	Credit Loss Allowance	Net Basis	Gross Unrealized Gains	Gross Unrealized Losses	Net Fair Value Adjustment	Fair Value
March 31, 2023
RMBS	$91,218	$—	$91,218	$21,697	$(1,846)	$19,851	$111,069
December 31, 2022
RMBS	$92,431	$—	$92,431	$21,765	$(810)	$20,955	$113,386

	Weighted Average Coupon (1)	WAL (Years) (2)
March 31, 2023
RMBS	5.2%	7.3
______________________________________________________________________________________________________________________
(1)Calculated using the March 31, 2023 LIBOR rate of 4.858% for floating rate securities.
(2)Represents the remaining WAL of each respective group of securities as of the balance sheet date. The WAL of each individual security is calculated using projected amounts and projected timing of future principal payments.
As of March 31, 2023, approximately $97.7 million, or 88%, of RMBS were variable rate. We purchased all of the RMBS at a discount, a portion of which is accreted into income over the expected remaining life of the security. The majority of the income from this strategy is earned from the accretion of this accretable discount.
We have engaged a third party manager who specializes in RMBS to execute the trading of RMBS, the cost of which was $0.2 million and $0.3 million for the three months ended March 31, 2023 and 2022, recorded as management fees in the accompanying condensed consolidated statements of operations.
The following table presents the gross unrealized losses and estimated fair value of any available-for-sale securities that were in an unrealized loss position as of March 31, 2023 and December 31, 2022, and for which an allowance for credit losses has not been recorded (amounts in thousands):

	Estimated Fair Value		Unrealized Losses
	Securities with a loss less than 12 months	Securities with a loss greater than 12 months	Securities with a loss less than 12 months	Securities with a loss greater than 12 months
As of March 31, 2023
RMBS	$12,818	$2,205	$(1,241)	$(605)
As of December 31, 2022
RMBS	$6,961	$1,889	$(502)	$(308)
As of March 31, 2023 and December 31, 2022, there were eleven securities and ten securities, respectively, with unrealized losses reflected in the table above. After evaluating the securities, we concluded that the unrealized losses reflected above were noncredit-related and would be recovered from the securities’ estimated future cash flows. We considered a number of factors in reaching this conclusion, including that we did not intend to sell the securities, it was not considered more likely than not that we would be forced to sell the securities prior to recovering our amortized cost, and there were no material credit events that would have caused us to otherwise conclude that we would not recover our cost. Credit losses, if any, are calculated by comparing (i) the estimated future cash flows of each security discounted at the yield determined as of the initial acquisition date or, if since revised, as of the last date previously revised, to (ii) our net amortized cost basis. Significant judgment is used in projecting cash flows for our non-agency RMBS. As a result, actual income and/or credit losses could be materially different from what is currently projected and/or reported.
CMBS and RMBS, Fair Value Option
As discussed in the “Fair Value Option” section of Note 2 herein, we elect the fair value option for certain CMBS and RMBS in an effort to eliminate accounting mismatches resulting from the current or potential consolidation of securitization VIEs. As of March 31, 2023, the fair value and unpaid principal balance of CMBS where we have elected the fair value option, excluding the notional value of interest-only securities and before consolidation of securitization VIEs, were $1.2 billion and $2.8 billion, respectively. As of March 31, 2023, the fair value and unpaid principal balance of RMBS where we have elected the fair value option, excluding the notional value of interest-only securities and before consolidation of securitization VIEs, were $427.6 million and $326.3 million, respectively. The $1.7 billion total fair value balance of CMBS and RMBS represents our economic interests in these assets. However, as a result of our consolidation of securitization VIEs, the vast majority of this fair value (all except $18.9 million at March 31, 2023) is eliminated against VIE liabilities before arriving at our GAAP balance for fair value option investment securities.
As of March 31, 2023, $97.2 million of our CMBS were variable rate and none of our RMBS were variable rate.
HTM Debt Securities, Amortized Cost
The table below summarizes our investments in HTM debt securities as of March 31, 2023 and December 31, 2022 (amounts in thousands):

	Amortized Cost Basis	Credit Loss Allowance	Net Carrying Amount	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
March 31, 2023
CMBS	$581,525	$(154)	$581,371	$95	$(30,190)	$551,276
Preferred interests	30,527	—	30,527	125	(5,424)	25,228
Infrastructure bonds	30,927	(10,086)	20,841	37	(22)	20,856
Total	$642,979	$(10,240)	$632,739	$257	$(35,636)	$597,360

December 31, 2022
CMBS	$577,681	$(172)	$577,509	$30	$(30,424)	$547,115
Preferred interests	29,757	—	29,757	125	(4,863)	25,019
Infrastructure bonds	69,214	(3,010)	66,204	47	(1,110)	65,141
Total	$676,652	$(3,182)	$673,470	$202	$(36,397)	$637,275
The following table presents the activity in our credit loss allowance for HTM debt securities (amounts in thousands):

	CMBS	Infrastructure Bonds	Total HTM Credit Loss Allowance
Three Months Ended March 31, 2023
Credit loss allowance at December 31, 2022	$172	$3,010	$3,182
Credit loss (reversal) provision, net	(18)	7,076	7,058
Credit loss allowance at March 31, 2023	$154	$10,086	$10,240

The table below summarizes the maturities of our HTM debt securities by type as of March 31, 2023 (amounts in thousands):

	CMBS	Preferred Interests	Infrastructure Bonds	Total
Less than one year	$339,465	$30,527	$—	$369,992
One to three years	190,459	—	—	190,459
Three to five years	51,447	—	11,727	63,174
Thereafter	—	—	9,114	9,114
Total	$581,371	$30,527	$20,841	$632,739

During the three months ended March 31, 2023, we provided an additional $7.2 million specific credit loss allowance, bringing the total to $10.0 million, on a $19.2 million infrastructure bond that is collateralized by a first priority lien on a coal-fired power plant in Mississippi. It was deemed credit deteriorated when we acquired the Infrastructure Lending Segment in 2018. It has now been placed on nonaccrual under the cost recovery method due to a forbearance and restructuring plan recently agreed between the lenders and borrower that was necessitated by operating shortfalls at the plant.
Equity Security, Fair Value
During 2012, we acquired 9,140,000 ordinary shares from a related-party in Starwood European Real Estate Finance Limited (“SEREF”), a debt fund that is externally managed by an affiliate of our Manager and is listed on the London Stock Exchange. The fair value of the investment remeasured in USD was $10.1 million and $9.8 million as of March 31, 2023 and December 31, 2022, respectively. As of March 31, 2023, our shares represent an approximate 2% interest in SEREF.
6. Properties
Our properties are held within the following portfolios:
Medical Office Portfolio
The Medical Office Portfolio is comprised of 34 medical office buildings acquired during the year ended December 31, 2016. These properties, which collectively comprise 1.9 million square feet, are geographically dispersed throughout the U.S. and primarily affiliated with major hospitals or located on or adjacent to major hospital campuses. The Medical Office Portfolio includes total gross properties and lease intangibles of $770.8 million and debt of $596.9 million as of March 31, 2023.
Master Lease Portfolio
The Master Lease Portfolio is comprised of 16 retail properties geographically dispersed throughout the U.S., with more than 50% of the portfolio, by carrying value, located in Florida, Texas and Minnesota. These properties, which we acquired in September 2017, collectively comprise 1.9 million square feet and were leased back to the seller under corporate guaranteed master net lease agreements with initial terms of 24.6 years and periodic rent escalations. The Master Lease Portfolio includes total gross properties of $343.8 million and debt of $193.4 million as of March 31, 2023.
Investing and Servicing Segment Property Portfolio
The REIS Equity Portfolio is comprised of 10 commercial real estate properties and one equity interest in an unconsolidated commercial real estate property which were acquired from CMBS trusts over time. The REIS Equity Portfolio includes total gross properties and lease intangibles of $186.3 million and debt of $129.8 million as of March 31, 2023.
Commercial and Residential Lending Segment Property Portfolio
The Commercial and Residential Lending Segment Portfolio represents properties acquired through loan foreclosure or exercise of control over a mezzanine loan borrower’s pledged equity interests. This portfolio includes total gross properties and lease intangibles of $481.3 million and debt of $204.4 million as of March 31, 2023.
Woodstar Portfolios
Refer to Note 7 for a discussion of our Woodstar I and Woodstar II Portfolios which are not included in the table below.

The table below summarizes our properties held as of March 31, 2023 and December 31, 2022 (dollars in thousands):

	Depreciable Life	March 31, 2023	December 31, 2022
Property Segment
Land and land improvements	0 - 15 years	$176,006	$176,029
Buildings and building improvements	0 - 45 years	858,880	856,411
Furniture & fixtures	3 - 5 years	530	446
Investing and Servicing Segment
Land and land improvements	0 - 15 years	34,565	34,613
Buildings and building improvements	3 - 40 years	122,138	122,384
Furniture & fixtures	2 - 5 years	3,250	3,207
Commercial and Residential Lending Segment
Land and land improvements	N/A	99,043	99,043
Buildings and building improvements	0 - 24 years	79,661	79,661
Construction in progress	N/A	289,515	287,701
Properties, cost		1,663,588	1,659,495
Less: accumulated depreciation		(219,609)	(209,509)
Properties, net		$1,443,979	$1,449,986

During the three months ended March 31, 2023, there were no material sales of property within the REIS Equity Portfolio. During the three months ended March 31, 2022, we sold an operating property within the REIS Equity Portfolio for $34.5 million and recognized a gain of $11.7 million within gain on sale of investments and other assets in our condensed consolidated statement of operations.

During the three months ended March 31, 2023, there were no sales of property within the Commercial and Residential Lending Segment. During the three months ended March 31, 2022, we sold an operating property within the Commercial and Residential Lending Segment for $114.8 million and recognized a gain of $86.6 million within gain on sale of investments and other assets in our condensed consolidated statement of operations. Refer to Note 3 for further discussion.

7. Investments of Consolidated Affordable Housing Fund
As discussed in Note 2, we established the Woodstar Fund effective November 5, 2021, an investment fund which holds our Woodstar multifamily affordable housing portfolios. The Woodstar portfolios consist of the following:

Woodstar I Portfolio
The Woodstar I Portfolio is comprised of 32 affordable housing communities with 8,948 units concentrated primarily in the Tampa, Orlando and West Palm Beach metropolitan areas. During the year ended December 31, 2015, we acquired 18 of the 32 affordable housing communities of the Woodstar I Portfolio, with the final 14 communities acquired during the year ended December 31, 2016. The Woodstar I Portfolio includes properties at fair value of $1.6 billion and debt at fair value of $728.6 million as of March 31, 2023.
Woodstar II Portfolio
The Woodstar II Portfolio is comprised of 27 affordable housing communities with 6,109 units concentrated primarily in Central and South Florida. We acquired eight of the 27 affordable housing communities in December 2017, with the final 19 communities acquired during the year ended December 31, 2018. The Woodstar II Portfolio includes properties at fair value of $1.3 billion and debt at fair value of $478.4 million as of March 31, 2023.
Income from the Woodstar Fund’s investments reflects the following components for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Distributions from affordable housing fund investments	$11,805	$10,190
Unrealized change in fair value of investments (1)	1,160	223,851
Income from affordable housing fund investments	$12,965	$234,041
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

8. Investments in Unconsolidated Entities
The table below summarizes our investments in unconsolidated entities as of March 31, 2023 and December 31, 2022 (dollars in thousands):

	Participation / Ownership % (1)	Carrying value as of
		March 31, 2023	December 31, 2022
Equity method investments:
Equity interest in two natural gas power plants	10% - 12%	$48,359	$46,618
Investor entity which owns equity in an online real estate company	50%	5,486	5,457
Equity interest in a residential mortgage originator (2)	N/A	—	1,449
Various	25% - 50%	16,233	15,377
		70,078	68,901
Other equity investments:
Equity interest in a servicing and advisory business	2%	12,955	12,955
Investment funds which own equity in a loan servicer and other real estate assets	4% - 6%	940	940
Investor entities which own equity interests in two entertainment and retail centers (3)	15%	7,322	7,322
Various	1% - 3%	1,774	1,774
		22,991	22,991
		$93,069	$91,892
______________________________________________________________________________________________________________________
(1)None of these investments are publicly traded and therefore quoted market prices are not available.
(2)In January 2023, we sold our ownership interest to an unaffiliated third party.
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
There were no differences between the carrying value of our equity method investments and the underlying equity in the net assets of the investees as of March 31, 2023.
During the three months ended March 31, 2023, we did not become aware of (i) any observable price changes in our other equity investments accounted for under the fair value practicability election or (ii) any indicators of impairment.

9. Goodwill and Intangibles
Goodwill
Goodwill is tested for impairment annually in the fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
Infrastructure Lending Segment
The Infrastructure Lending Segment’s goodwill of $119.4 million at both March 31, 2023 and December 31, 2022 represents the excess of consideration transferred over the fair value of net assets acquired on September 19, 2018 and October 15, 2018. The goodwill recognized is attributable to value embedded in the acquired Infrastructure Lending Segment’s lending platform.
LNR Property LLC (“LNR”)
The Investing and Servicing Segment’s goodwill of $140.4 million at both March 31, 2023 and December 31, 2022 represents the excess of consideration transferred over the fair value of net assets of LNR acquired on April 19, 2013. The goodwill recognized is attributable to value embedded in LNR’s existing platform, which includes a network of commercial real estate asset managers, work-out specialists, underwriters and administrative support professionals as well as proprietary historical performance data on commercial real estate assets.
Intangible Assets
Servicing Rights Intangibles
In connection with the LNR acquisition, we identified domestic servicing rights that existed at the purchase date, based upon the expected future cash flows of the associated servicing contracts. As of March 31, 2023 and December 31, 2022, the balance of the domestic servicing intangible was net of $38.7 million and $39.1 million, respectively, which was eliminated in consolidation pursuant to ASC 810 against VIE assets in connection with our consolidation of securitization VIEs. Before VIE consolidation, as of both March 31, 2023 and December 31, 2022, the domestic servicing intangible had a balance of $56.8 million, which represents our economic interest in this asset.
Lease Intangibles
In connection with our acquisitions of commercial real estate, we recognized in-place lease intangible assets and favorable lease intangible assets associated with certain non-cancelable operating leases of the acquired properties.
The following table summarizes our intangible assets, which are comprised of servicing rights intangibles and lease intangibles, as of March 31, 2023 and December 31, 2022 (amounts in thousands):

	As of March 31, 2023			As of December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Domestic servicing rights, at fair value	$18,094	$—	$18,094	$17,790	$—	$17,790
In-place lease intangible assets	98,622	(66,064)	32,558	98,622	(64,246)	34,376
Favorable lease intangible assets	26,649	(10,505)	16,144	26,649	(10,042)	16,607
Total net intangible assets	$143,365	$(76,569)	$66,796	$143,061	$(74,288)	$68,773

The following table summarizes the activity within intangible assets for the three months ended March 31, 2023 (amounts in thousands):

	Domestic Servicing Rights	In-place Lease Intangible Assets	Favorable Lease Intangible Assets	Total
Balance as of January 1, 2023	$17,790	$34,376	$16,607	$68,773
Amortization	—	(1,818)	(463)	(2,281)
Changes in fair value due to changes in inputs and assumptions	304	—	—	304
Balance as of March 31, 2023	$18,094	$32,558	$16,144	$66,796
The following table sets forth the estimated aggregate amortization of our in-place lease intangible assets and favorable lease intangible assets for the next five years and thereafter (amounts in thousands):

2023 (remainder of)	$6,170
2024	6,754
2025	5,649
2026	4,123
2027	3,630
Thereafter	22,376
Total	$48,702

10. Secured Borrowings
Secured Financing Agreements
The following table is a summary of our secured financing agreements in place as of March 31, 2023 and December 31, 2022 (dollars in thousands):

											Outstanding Balance at
	Current Maturity		Extended Maturity (a)		Weighted Average Pricing		Pledged Asset Carrying Value		Maximum Facility Size		March 31, 2023		December 31, 2022
Repurchase Agreements:
Commercial Loans	Jun 2023 to Jun 2027	(b)	Oct 2025 to Dec 2030	(b)	Index + 2.06%	(c)	$11,206,590		$12,212,382	(d)	$7,818,505		$7,746,867
Residential Loans	Oct 2023 to Apr 2024		N/A		SOFR + 2.22%		2,204,038		3,064,671		1,967,984		1,912,774
Infrastructure Loans	Sep 2024		Sep 2026		SOFR + 2.07%		333,957		650,000		274,817		290,431
Conduit Loans	Dec 2023 to Jun 2025		Feb 2024 to Jun 2027		SOFR + 2.35%		66,572		375,000		57,960		8,423
CMBS/RMBS	Oct 2023 to Apr 2032	(e)	Oct 2023 to Oct 2032	(e)	(f)		1,488,626		1,083,841		824,912	(g)	840,625
Total Repurchase Agreements							15,299,783		17,385,894		10,944,178		10,799,120
Other Secured Financing:
Borrowing Base Facility	Nov 2024		Oct 2026		SOFR + 2.11%		12,018		750,000	(h)	9,234		—
Commercial Financing Facilities	Dec 2023 to Aug 2025		Jul 2025 to Dec 2030		Index + 1.98%		354,323		458,074	(i)	256,247		311,825
Residential Financing Facility	Mar 2024		Mar 2027		SOFR + 2.45%		525,297		500,000		474,660		244,418
Infrastructure Financing Facilities	Jun 2025 to Oct 2025		Jun 2027 to Jul 2032		Index + 2.08%		1,020,629		1,550,000		776,024		765,265
Property Mortgages - Fixed rate	Nov 2024 to Sep 2029	(j)	N/A		4.46%		364,090		260,891		260,891		261,100
Property Mortgages - Variable rate	Nov 2023 to Dec 2027		N/A		(k)		1,001,298		850,387		847,625		847,633
Term Loans and Revolver	(l)		N/A		(l)		N/A	(l)	1,527,269		1,377,269		1,380,766
Total Other Secured Financing							3,277,655		5,896,621		4,001,950		3,811,007
							$18,577,438		$23,282,515		14,946,128		14,610,127
Unamortized net discount											(28,897)		(30,320)
Unamortized deferred financing costs											(70,243)		(78,275)
											$14,846,988		$14,501,532
______________________________________________________________________________________________________________________
(a)Subject to certain conditions as defined in the respective facility agreement.
(b)For certain facilities, borrowings collateralized by loans existing at maturity may remain outstanding until such loan collateral matures, subject to certain specified conditions.
(c)Certain facilities with an outstanding balance of $2.9 billion as of March 31, 2023 are indexed to EURIBOR, BBSY, SARON and SONIA. The remainder are indexed to USD LIBOR or SOFR.
(d)Certain facilities with an aggregate initial maximum facility size of $12.1 billion may be increased to $12.2 billion, subject to certain conditions. The $12.2 billion amount includes such upsizes.
(e)Certain facilities with an outstanding balance of $356.2 million as of March 31, 2023 carry a rolling 11-month or 12-month term which may reset monthly or quarterly with the lender’s consent. These facilities carry no maximum facility size.
(f)A facility with an outstanding balance of $261.8 million as of March 31, 2023 has a weighted average fixed annual interest rate of 3.25%. All other facilities are variable rate with a weighted average rate of SOFR + 2.15%.
(g)Includes: (i) $261.8 million outstanding on a repurchase facility that is not subject to margin calls; and (ii) $42.2 million outstanding on one of our repurchase facilities that represents the 49% pro rata share owed by a non-controlling partner in a consolidated joint venture (see Note 15).
(h)The maximum facility size as of March 31, 2023 of $450.0 million may be increased to $750.0 million, subject to certain conditions.
(i)Certain facilities with an aggregate initial maximum facility size of $358.1 million may be increased to $458.1 million, subject to certain conditions. The $458.1 million amount includes such upsizes.
(j)The weighted average maturity is 4.2 years as of March 31, 2023.
(k)Includes a $600.0 million first mortgage and mezzanine loan secured by our Medical Office Portfolio. This debt has a weighted average interest rate of LIBOR + 2.07% that we swapped to a fixed rate of 3.34%. The remainder have a weighted average rate of Index + 3.35%.

(l)Consists of: (i) a $778.8 million term loan facility that matures in July 2026, of which $386.0 million has an annual interest rate of LIBOR + 2.50% and $392.8 million has an annual interest rate of LIBOR + 3.25%, subject to a 0.75% LIBOR floor, (ii) a $150.0 million revolving credit facility that matures in April 2026 with an annual interest rate of SOFR + 2.50% and (iii) a $598.5 million term loan facility that matures in November 2027, with an annual interest rate of SOFR + 3.25%, subject to a 0.50% SOFR floor. These facilities are secured by the equity interests in certain of our subsidiaries which totaled $5.4 billion as of March 31, 2023.

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

During the three months ended March 31, 2023, we amended a commercial credit facility resulting in an upsize of $200.0 million.

Our secured financing agreements contain certain financial tests and covenants. As of March 31, 2023, we were in compliance with all such covenants.

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
For the three months ended March 31, 2023 and 2022, approximately $10.2 million and $9.6 million, respectively, of amortization of deferred financing costs from secured financing agreements was included in interest expense on our condensed consolidated statements of operations.

As of March 31, 2023, Morgan Stanley Bank, N.A. and JPMorgan Chase Bank, N.A. held collateral sold under certain of our repurchase agreements with carrying values that exceeded the respective repurchase obligations by $814.5 million and $692.2 million, respectively. The weighted average extended maturity of those repurchase agreements is 3.2 years and 4.7 years, respectively.

Collateralized Loan Obligations and Single Asset Securitization

Commercial and Residential Lending Segment

In February 2022, we refinanced a pool of our commercial loans held-for-investment through a CLO, STWD 2022-FL3. On the closing date, the CLO issued $1.0 billion of notes and preferred shares, of which $842.5 million of notes were purchased by third party investors. We retained $82.5 million of notes along with preferred shares with a liquidation preference of $75.0 million. The CLO contains a reinvestment feature that, subject to certain eligibility criteria, allows us to contribute new loans or participation interests in loans to the CLO for a period of two years. During the three months ended March 31, 2023, we utilized the reinvestment feature, contributing $0.5 million of additional interests into the CLO.

In July 2021, we contributed into a single asset securitization, STWD 2021-HTS, a previously originated $230.0 million first mortgage and mezzanine loan on a portfolio of 41 extended stay hotels with $210.1 million of third party financing.

In May 2021, we refinanced a pool of our commercial loans held-for-investment through a CLO, STWD 2021-FL2. On the closing date, the CLO issued $1.3 billion of notes and preferred shares, of which $1.1 billion of notes were purchased by third party investors. We retained $70.1 million of notes, along with preferred shares with a liquidation preference of $127.5 million. The CLO contains a reinvestment feature that, subject to certain eligibility criteria, allows us to contribute new loans or participation interests in loans to the CLO in exchange for cash. During the three months ended March 31, 2023, we utilized the reinvestment feature, contributing $18.9 million of additional interests into the CLO.

In August 2019, we refinanced a pool of our commercial loans held-for-investment through a CLO, STWD 2019-FL1. On the closing date, the CLO issued $1.1 billion of notes and preferred shares, of which $936.4 million of notes were purchased by third party investors. We retained $86.6 million of notes, along with preferred shares with a liquidation preference of $77.0 million. The CLO contains a reinvestment feature that, subject to certain eligibility criteria, allowed us to contribute new loans or participation interests in loans to the CLO in exchange for cash. The reinvestment period expired during 2022 and during the three months ended March 31, 2023, we repaid CLO debt in the amount of $5.0 million.

Infrastructure Lending Segment

In January 2022, we refinanced a pool of our infrastructure loans held-for-investment through a CLO, STWD 2021-SIF2. On the closing date, the CLO issued $500.0 million of notes and preferred shares, of which $410.0 million of notes were purchased by third party investors. We retained preferred shares with a liquidation preference of $90.0 million. The CLO contains a reinvestment feature that, subject to certain eligibility criteria, allows us to contribute new loans or participation interests in loans to the CLO for a period of three years. During the three months ended March 31, 2023, we utilized the reinvestment feature, contributing $33.2 million of additional interests into the CLO.

In April 2021, we refinanced a pool of our infrastructure loans held-for-investment through a CLO, STWD 2021-SIF1. On the closing date, the CLO issued $500.0 million of notes and preferred shares, of which $410.0 million of notes were purchased by third party investors. We retained preferred shares with a liquidation preference of $90.0 million. The CLO contains a reinvestment feature that, subject to certain eligibility criteria, allows us to contribute new loans or participation interests in loans to the CLO for a period of three years. During the three months ended March 31, 2023, we utilized the reinvestment feature, contributing $53.4 million of additional interests into the CLO.

The following table is a summary of our CLOs and our SASB as of March 31, 2023 and December 31, 2022 (amounts in thousands):

March 31, 2023	Count	Face Amount	Carrying Value	Weighted Average Spread		Maturity
STWD 2022-FL3
Collateral assets	51	$1,000,000	$1,010,710	Index + 3.48%	(a)	March 2026	(b)
Financing	1	842,500	841,721	SOFR + 1.93%	(c)	November 2038	(d)
STWD 2021-HTS
Collateral assets	1	230,000	231,239	LIBOR + 3.87%	(a)	April 2026	(b)
Financing	1	210,091	209,187	LIBOR + 2.71%	(c)	April 2034	(d)
STWD 2021-FL2
Collateral assets	38	1,278,175	1,286,362	Index + 3.90%	(a)	August 2025	(b)
Financing	1	1,077,375	1,073,081	LIBOR + 1.80%	(c)	April 2038	(d)
STWD 2019-FL1
Collateral assets	16	897,821	902,795	Index + 3.42%	(a)	December 2024	(b)
Financing	1	734,196	734,196	SOFR + 1.64%	(c)	July 2038	(d)
STWD 2021-SIF2
Collateral assets	31	499,317	511,809	Index + 3.81%	(a)	June 2027	(b)
Financing	1	410,000	407,487	SOFR + 2.11%	(c)	January 2033	(d)
STWD 2021-SIF1
Collateral assets	31	498,843	512,634	Index + 3.98%	(a)	March 2027	(b)
Financing	1	410,000	407,111	LIBOR + 2.15%	(c)	April 2032	(d)
Total
Collateral assets		$4,404,156	$4,455,549
Financing		$3,684,162	$3,672,783

December 31, 2022	Count	Face Amount	Carrying Value	Weighted Average Spread		Maturity
STWD 2022-FL3
Collateral assets	51	$1,000,000	$1,010,051	Index + 3.52%	(a)	February 2026	(b)
Financing	1	842,500	842,374	SOFR + 1.93%	(c)	November 2038	(d)
STWD 2021-HTS
Collateral assets	1	230,000	231,186	LIBOR + 3.85%	(a)	April 2026	(b)
Financing	1	210,091	208,961	LIBOR + 2.71%	(c)	April 2034	(d)
STWD 2021-FL2
Collateral assets	36	1,277,474	1,284,240	Index + 4.04%	(a)	June 2025	(b)
Financing	1	1,077,375	1,072,403	LIBOR + 1.80%	(c)	April 2038	(d)
STWD 2019-FL1
Collateral assets	16	902,799	906,409	Index + 3.67%	(a)	December 2024	(b)
Financing	1	739,174	738,473	SOFR + 1.64%	(c)	July 2038	(d)
STWD 2021-SIF2
Collateral assets	31	495,587	510,730	Index + 3.73%	(a)	February 2027	(b)
Financing	1	410,000	407,260	SOFR + 2.11%	(c)	January 2033	(d)
STWD 2021-SIF1
Collateral assets	31	495,781	511,471	Index + 3.76%	(a)	November 2026	(b)
Financing	1	410,000	406,753	LIBOR + 2.15%	(c)	April 2032	(d)
Total
Collateral assets		$4,401,641	$4,454,087
Financing		$3,689,140	$3,676,224
______________________________________________________________________________________________________________________________
(a)Represents the weighted-average coupon earned on variable rate loans during the respective year-to-date period. Of the loans financed by the STWD 2021-FL2 CLO as of March 31, 2023, 7% earned fixed-rate weighted average interest of 7.44%. Of the investments financed by the STWD 2021-SIF1 CLO as of March 31, 2023, 2% earned fixed-rate weighted average interest of 5.69%.
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

We incurred $37.9 million of issuance costs in connection with the CLOs and SASB, which are amortized on an effective yield basis over the estimated life of the CLOs and SASB. For the three months ended March 31, 2023 and 2022, approximately $2.7 million and $2.4 million, respectively, of amortization of deferred financing costs was included in interest expense on our condensed consolidated statements of operations. As of March 31, 2023 and December 31, 2022, our unamortized issuance costs were $15.5 million and $18.2 million, respectively.
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

	Repurchase Agreements	Other Secured Financing	CLOs and SASB (a)	Total
2023 (remainder of)	$1,525,152	$116,078	$622,627	$2,263,857
2024	2,067,428	669,794	382,949	3,120,171
2025	1,214,463	285,997	828,283	2,328,743
2026	2,439,183	932,082	1,582,383	4,953,648
2027	3,436,146	1,794,367	115,264	5,345,777
Thereafter	261,806	203,632	152,656	618,094
Total	$10,944,178	$4,001,950	$3,684,162	$18,630,290
______________________________________________________________________________________________________________________
(a)For the CLOs, the above does not assume utilization of their reinvestment features. The SASB does not have a reinvestment feature.
11. Unsecured Senior Notes
The following table is a summary of our unsecured senior notes outstanding as of March 31, 2023 and December 31, 2022 (dollars in thousands):

	Coupon Rate		Effective Rate (1)	Maturity Date	Remaining Period of Amortization	Carrying Value at
						March 31, 2023	December 31, 2022
2023 Convertible Notes	4.38%		4.57%	4/1/2023	0.0 years	250,000	250,000
2023 Senior Notes	5.50%		5.71%	11/1/2023	0.6 years	300,000	300,000
2024 Senior Notes	3.75%		3.94%	12/31/2024	1.8 years	400,000	400,000
2025 Senior Notes	4.75%	(2)	5.04%	3/15/2025	2.0 years	500,000	500,000
2026 Senior Notes	3.63%		3.77%	7/15/2026	3.3 years	400,000	400,000
2027 Senior Notes	4.38%	(3)	4.49%	1/15/2027	3.8 years	500,000	500,000
Total principal amount						2,350,000	2,350,000
Unamortized discount—Convertible Notes						—	(118)
Unamortized discount—Senior Notes						(8,137)	(9,051)
Unamortized deferred financing costs						(10,418)	(11,620)
Total carrying amount						$2,331,445	$2,329,211
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

Our unsecured senior notes contain certain financial tests and covenants. As of March 31, 2023, we were in compliance with all such covenants.
Convertible Senior Notes
On March 29, 2017, we issued $250.0 million of 4.375% Convertible Senior Notes due 2023 (the “Convertible Notes”) which were outstanding at March 31, 2023. The entire $250.0 million principal balance of the Convertible Notes matured and was repaid in cash on April 1, 2023.
For both the three months ended March 31, 2023 and 2022, we recognized interest expense of $2.9 million from our Convertible Notes.

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
The following summarizes the face amount and proceeds of commercial and residential loans securitized for the three months ended March 31, 2023 and 2022 (amounts in thousands):

	Commercial Loans		Residential Loans
	Face Amount	Proceeds	Face Amount	Proceeds
For the Three Months Ended March 31,
2023	$12,196	$13,439	$—	$—
2022	347,442	342,067	1,077,958	1,100,284
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

	Loan Transfers Accounted for as Sales
	Residential Loans
For the Three Months Ended March 31,	Face Amount	Proceeds
2023	$—	$—
2022	835,760	836,116

There were no sales of commercial loans within the Commercial and Residential Lending Segment during the three months ended March 31, 2023 and 2022.
Infrastructure Loan Sales
There were no sales of loans by the Infrastructure Lending Segment during the three months ended March 31, 2023 and 2022.

13. Derivatives and Hedging Activity
Risk Management Objective of Using Derivatives
We are exposed to certain risks arising from both our business operations and economic conditions. Refer to Note 14 to the consolidated financial statements included in our Form 10-K for further discussion of our risk management objectives and policies.
Designated Hedges
The Company does not generally elect to apply the hedge accounting designation to its hedging instruments. As of March 31, 2023 and December 31, 2022, the Company did not have any designated hedges.
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
The following table summarizes our non-designated derivatives as of March 31, 2023 (notional amounts in thousands):

Type of Derivative	Number of Contracts	Aggregate Notional Amount	Notional Currency	Maturity
Fx contracts – Buy Euros (“EUR”)	5	7,549	EUR	May 2023 - April 2026
Fx contracts – Buy Pounds Sterling (“GBP”)	6	17,733	GBP	October 2023 - October 2024
Fx contracts – Buy Australian dollar (“AUD”)	2	25,095	AUD	August 2023 - January 2025
Fx contracts – Sell EUR	209	725,395	EUR	April 2023 - October 2026
Fx contracts – Sell GBP	174	573,883	GBP	April 2023 - April 2027
Fx contracts – Sell AUD	94	654,011	AUD	April 2023 - January 2026
Fx contracts – Sell Swiss Franc (“CHF”)	78	21,138	CHF	May 2023 - November 2025
Interest rate swaps – Paying fixed rates	52	4,344,250	USD	April 2024 - March 2033
Interest rate swaps – Receiving fixed rates	2	970,000	USD	March 2025 - January 2027
Interest rate caps	4	625,000	USD	November 2023 - April 2025
Interest rate caps	1	61,000	GBP	April 2024
Credit instruments	3	49,000	USD	September 2058 - August 2061
Interest rate swap guarantees	2	147,019	USD	June 2023 - June 2025
Total	632

The table below presents the fair value of our derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022 (amounts in thousands):

	Fair Value of Derivatives in an Asset Position (1) as of		Fair Value of Derivatives in a Liability Position (2) as of
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Interest rate contracts	$10,849	$10,756	$56,978	$69,776
Foreign exchange contracts	84,652	97,289	21,429	21,628
Credit instruments	1,118	576	—	—
Total derivatives	$96,619	$108,621	$78,407	$91,404
___________________________________________________
(1)Classified as derivative assets in our condensed consolidated balance sheets.
(2)Classified as derivative liabilities in our condensed consolidated balance sheets.
The table below presents the effect of our derivative financial instruments on the condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022 (amounts in thousands):

Derivatives Not Designated as Hedging Instruments	Location of (Loss) Gain Recognized in Income	Amount of (Loss) Gain Recognized in Income for the Three Months Ended March 31,
		2023	2022
Interest rate contracts	(Loss) gain on derivative financial instruments	$(22,950)	$102,933
Interest rate swap guarantees	(Loss) gain on derivative financial instruments	—	159
Foreign exchange contracts	(Loss) gain on derivative financial instruments	(10,344)	24,142
Credit instruments	(Loss) gain on derivative financial instruments	466	34
		$(32,828)	$127,268
14. Offsetting Assets and Liabilities
The following tables present the potential effects of netting arrangements on our financial position for financial assets and liabilities within the scope of ASC 210-20, Balance Sheet—Offsetting, which for us are derivative assets and liabilities as well as repurchase agreement liabilities (amounts in thousands):

		(ii) Gross Amounts Offset in the Statement of Financial Position	(iii) = (i) - (ii) Net Amounts Presented in the Statement of Financial Position	(iv) Gross Amounts Not Offset in the Statement of Financial Position
	(i) Gross Amounts Recognized			Financial Instruments	Cash Collateral Received / Pledged	(v) = (iii) - (iv) Net Amount
As of March 31, 2023
Derivative assets	$96,619	$—	$96,619	$63,650	$—	$32,969
Derivative liabilities	$78,407	$—	$78,407	$63,650	$14,757	$—
Repurchase agreements	10,944,178	—	10,944,178	10,944,178	—	—
	$11,022,585	$—	$11,022,585	$11,007,828	$14,757	$—
As of December 31, 2022
Derivative assets	$108,621	$—	$108,621	$69,221	$—	$39,400
Derivative liabilities	$91,404	$—	$91,404	$69,221	$22,183	$—
Repurchase agreements	10,799,120	—	10,799,120	10,799,120	—	—
	$10,890,524	$—	$10,890,524	$10,868,341	$22,183	$—

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
The following table details the assets and liabilities of our consolidated CLOs and SASB as of March 31, 2023 and December 31, 2022 (amounts in thousands):

	March 31, 2023	December 31, 2022
Assets:
Cash and cash equivalents	$30,673	$31,611
Loans held-for-investment	4,389,899	4,365,791
Investment securities	11,747	36,466
Accrued interest receivable	23,132	20,088
Other assets	98	131
Total Assets	$4,455,549	$4,454,087
Liabilities
Accounts payable, accrued expenses and other liabilities	$19,256	$17,737
Collateralized loan obligations and single asset securitization, net	3,672,783	3,676,224
Total Liabilities	$3,692,039	$3,693,961
Assets held by the CLOs and SASB are restricted and can be used only to settle obligations of the CLOs and SASB, including the subordinate interests owned by us. The liabilities of the CLOs and SASB are non-recourse to us and can only be satisfied from the assets of the CLOs and SASB.
We also hold controlling interests in other non-securitization entities that are considered VIEs. The Woodstar Fund, Woodstar Feeder Fund, L.P. and one of the Woodstar Fund’s indirect investees, SPT Dolphin Intermediate LLC (“SPT Dolphin”), the entity which holds the Woodstar II Portfolio, are each VIEs because the third party interest holders do not carry kick-out rights or substantive participating rights. We were deemed to be the primary beneficiary of those VIEs because we possess both the power to direct the activities of the VIEs that most significantly impact their economic performance and a significant economic interest in each entity. The Woodstar Fund had total assets of $1.8 billion, including its indirect investment in SPT Dolphin, and no significant liabilities as of March 31, 2023. As of March 31, 2023, Woodstar Feeder Fund, L.P. and its consolidated subsidiary which is also considered a VIE, Woodstar Feeder REIT, LLC, had a $0.5 billion investment in the Woodstar Fund, had no significant liabilities and had temporary equity of $0.4 billion consisting of the contingently redeemable non-controlling interests of the third party investors (see Note 17).
We also hold a 51% controlling interest in a joint venture (the “CMBS JV”) within our Investing and Servicing Segment, which is considered a VIE because the third party interest holder does not carry kick-out rights or substantive participating rights. We are deemed the primary beneficiary of the CMBS JV. This VIE had total assets of $360.3 million and liabilities of $87.4 million as of March 31, 2023. Refer to Note 17 for further discussion.
In addition to the above non-securitization entities, we have smaller VIEs with total assets of $75.4 million and liabilities of $35.3 million as of March 31, 2023.
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
As noted above, we are not obligated to provide, nor have we provided, any financial support for any of our securitization VIEs, whether or not we are deemed to be the primary beneficiary. As such, the risk associated with our involvement in these VIEs is limited to the carrying value of our investment in the entity. As of March 31, 2023, our maximum risk of loss related to securitization VIEs in which we were not the primary beneficiary was $18.9 million on a fair value basis.
As of March 31, 2023, the securitization VIEs which we do not consolidate had debt obligations to beneficial interest holders with unpaid principal balances, excluding the notional value of interest-only securities, of $4.6 billion. The corresponding assets are comprised primarily of commercial mortgage loans with unpaid principal balances corresponding to the amounts of the outstanding debt obligations.
We also hold passive non-controlling interests in certain unconsolidated entities that are considered VIEs. We are not the primary beneficiaries of these VIEs as we do not possess the power to direct the activities of the VIEs that most significantly impact their economic performance and therefore report our interests, which totaled $0.9 million as of March 31, 2023, within investments in unconsolidated entities on our consolidated balance sheet. Our maximum risk of loss is limited to our carrying value of the investments.
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
Base Management Fee. For the three months ended March 31, 2023 and 2022, approximately $21.8 million and $21.5 million, respectively, was incurred for base management fees. As of March 31, 2023 and December 31, 2022, there were $21.8 million and $21.8 million, respectively, of unpaid base management fees included in related-party payable in our condensed consolidated balance sheets.

Incentive Fee. For the three months ended March 31, 2023 and 2022, approximately $12.4 million and $29.0 million, respectively, was incurred for incentive fees. As of March 31, 2023 and December 31, 2022, there were $12.4 million and $14.5 million of unpaid incentive fees included in related-party payable in our condensed consolidated balance sheets.
Expense Reimbursement. For both the three months ended March 31, 2023 and 2022, approximately $1.7 million was incurred for executive compensation and other reimbursable expenses and recognized within general and administrative expenses in our condensed consolidated statements of operations. As of March 31, 2023 and December 31, 2022, there were $5.4 million and $4.9 million, respectively, of unpaid reimbursable executive compensation and other expenses included in related-party payable in our condensed consolidated balance sheets.
Equity Awards. In certain instances, we issue RSAs to certain employees of affiliates of our Manager who perform services for us. During the three months ended March 31, 2023 and 2022, we granted 226,955 and 200,972 RSAs, respectively, at a grant date fair values of $4.3 million and $4.8 million, respectively. Expenses related to the vesting of awards to employees of affiliates of our Manager were $2.2 million and $2.7 million during the three months ended March 31, 2023 and 2022, respectively, and are reflected in general and administrative expenses in our condensed consolidated statements of operations. These shares generally vest over a three-year period. Compensation expense related to the ESPP (refer to Note 17) for employees of affiliates of our Manager were not material during the three months ended March 31, 2023, and are reflected in general and administrative expenses in our condensed consolidated statement of operations.
Manager Equity Plan
In April 2022, the Company’s shareholders approved the Starwood Property Trust, Inc. 2022 Manager Equity Plan (the “2022 Manager Equity Plan”) which replaces the Starwood Property Trust, Inc. 2017 Manager Equity Plan (the “2017 Manager Equity Plan”). In November 2022, we granted 1,500,000 RSUs to our Manager under the 2022 Manager Equity Plan. In November 2020, we granted 1,800,000 RSUs to our Manager under the 2017 Manager Equity Plan. In September 2019, we granted 1,200,000 RSUs to our Manager under the 2017 Manager Equity Plan. In connection with these grants and prior similar grants, we recognized share-based compensation expense of $5.1 million and $4.5 million within management fees in our condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022, respectively. Refer to Note 17 for further discussion.
Lease Arrangements
In March 2020, we entered into an office lease agreement with an entity which is controlled by our Chairman and CEO through majority equity ownership of the entity. The leased premises serve as our new Miami Beach office following the expiration of our former lease in Miami Beach. The lease, as amended in September 2022, is for 64,424 square feet of office space, commenced July 1, 2022 and has an initial term of 15 years from the monthly lease payment commencement date of November 1, 2022. The lease payments are based on an annual base rate of $52.00 per square foot that increases by 3% each anniversary following commencement, plus our pro rata share of building operating expenses. Prior to the execution of this lease, we engaged an independent third party leasing firm and external counsel to advise the independent directors of our board of directors on market terms for the lease.  The terms of the lease and subsequent amendment were approved by our independent directors. In April 2020, we provided a $1.9 million cash security deposit to the landlord. During the three months ended March 31, 2023, we made payments to the landlord under the terms of the lease of $0.3 million for reimbursements relating to tenant improvements and $1.4 million for rent, parking and our pro rata share of building operating expenses. During the three months ended March 31, 2023, we recognized $1.6 million of expenses with respect to this lease within general and administrative expenses in our condensed consolidated statement of operations.
Other Related-Party Arrangements
Highmark Residential (“Highmark”), an affiliate of our Manager, provides property management services for properties within our Woodstar I and Woodstar II Portfolios. Fees paid to Highmark are calculated as a percentage of gross receipts and are at market terms. During the three months ended March 31, 2023 and 2022, property management fees to Highmark of $1.5 million and $1.4 million, respectively, were recognized within our Woodstar Portfolios.

Refer to Note 17 to the consolidated financial statements included in our Form 10-K for further discussion of related-party agreements.

17. Stockholders’ Equity and Non-Controlling Interests
During the three months ended March 31, 2023, our board of directors declared the following dividends:

Declaration Date	Record Date	Ex-Dividend Date	Payment Date	Amount	Frequency
3/16/23	3/31/23	3/30/23	4/14/23	$0.48	Quarterly
ATM Agreement
In May 2022, we entered into a Starwood Property Trust, Inc. Common Stock Sales Agreement (the “ATM Agreement”) with a syndicate of financial institutions to sell shares of the Company’s common stock of up to $500.0 million from time to time, through an “at the market” equity offering program. Sales of shares under the ATM Agreement are made by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale or at negotiated prices. The ATM Agreement replaces a similar agreement previously entered into in May 2014 with a financial institution. There were no shares issued under the current or previous ATM Agreement during the three months ended March 31, 2023 and 2022.
Dividend Reinvestment and Direct Stock Purchase Plan
During the three months ended March 31, 2023 and 2022, shares issued under the Starwood Property Trust, Inc. Dividend Reinvestment and Direct Stock Purchase Plan (the “DRIP Plan”) were not material.
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
During the three months ended March 31, 2023, 65,026 shares of common stock were purchased by participants at a weighted average discounted purchase price of $14.91 per share. The Company recognized $0.2 million of compensation expense related to its ESPP during such period based on the estimated fair value of the discounted purchase options granted to the participants as of the beginning of the quarterly offering period determined using the Black-Scholes option pricing model.
As of March 31, 2023, there were 1.9 million shares of common stock available for future issuance through the ESPP.

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
The table below summarizes our share awards granted or vested under the 2017 and 2022 Manager Equity Plans during the three months ended March 31, 2023 and 2022 (dollar amounts in thousands):

Grant Date	Type	Amount Granted	Grant Date Fair Value	Vesting Period
November 2022	RSU	1,500,000	$31,605	3 years
November 2020	RSU	1,800,000	$30,078	3 years
September 2019	RSU	1,200,000	29,484	(1)
______________________________________________________________________________________________________________________
(1)Of the amount granted, 218,898 vested immediately on the grant date and the remaining amount vests over a three-year period.

Schedule of Non-Vested Shares and Share Equivalents (1)

	Equity Plan	Manager Equity Plan	Total	Weighted Average Grant Date Fair Value (per share)
Balance as of January 1, 2022	2,513,847	1,825,000	4,338,847	$20.65
Granted	863,888	—	863,888	18.91
Vested	(646,421)	(275,000)	(921,421)	18.14
Forfeited	(18,509)	—	(18,509)	24.67
Balance as of March 31, 2023	2,712,805	1,550,000	4,262,805	20.82
(1)    Equity-based award activity for awards granted under the 2017 and 2022 Equity Plans is reflected within the Equity Plan column, and for awards granted under the 2017 and 2022 Manager Equity Plans, within the Manager Equity Plan column.
As of March 31, 2023, there were 16.4 million shares of common stock available for future grants under the 2022 Manager Equity Plan and the 2022 Equity Plan.
Non-Controlling Interests in Consolidated Subsidiaries
As discussed in Note 2, on November 5, 2021 we sold a 20.6% non-controlling interest in the Woodstar Fund to third party investors for net cash proceeds of $214.2 million. Under the Woodstar Fund operating agreement, such interests are contingently redeemable by us, at the option of the interest holder, for cash at liquidation fair value if any assets remain upon termination of the Woodstar Fund. The Woodstar Fund operating agreement specifies an eight-year term with two one-year extension options, the first at our option and the second subject to consent of an advisory committee representing the non-controlling interest holders. Accordingly, these contingently redeemable non-controlling interests have been classified as “Temporary Equity” in our condensed consolidated balance sheets and represent the fair value of the Woodstar Fund’s net assets allocable to those interests. During the three months ended March 31, 2023 and 2022, net income attributable to these non-controlling interests was $2.3 million and $47.7 million, respectively.
In connection with our Woodstar II Portfolio acquisitions, we issued 10.2 million Class A Units in our subsidiary, SPT Dolphin, and rights to receive an additional 1.9 million Class A Units if certain contingent events occur. As of March 31, 2023, all of the 1.9 million contingent Class A Units were issued. The Class A Units are redeemable for consideration equal to the current share price of the Company’s common stock on a one-for-one basis, with the consideration paid in either cash or the Company’s common stock, at the determination of the Company. There were 9.8 million Class A Units outstanding as of March 31, 2023. The outstanding Class A Units are reflected as non-controlling interests in consolidated subsidiaries on our consolidated balance sheets, the balance of which was $208.5 million as of March 31, 2023 and December 31, 2022.
To the extent SPT Dolphin has sufficient cash available, the Class A Units earn a preferred return indexed to the dividend rate of the Company’s common stock. Any distributions made pursuant to this waterfall are recognized within net income attributable to non-controlling interests in our condensed consolidated statements of operations. During both the three months ended March 31, 2023 and 2022, we recognized net income attributable to non-controlling interests of $4.7 million associated with these Class A Units.
As discussed in Note 15, we hold a 51% controlling interest in the CMBS JV within our Investing and Servicing Segment. Because the CMBS JV is deemed a VIE for which we are the primary beneficiary, the 49% interest of our joint venture partner is reflected as a non-controlling interest in consolidated subsidiaries on our condensed consolidated balance sheets, and any net income attributable to this 49% joint venture interest is reflected within net income attributable to non-controlling interests in our condensed consolidated statement of operations. The non-controlling interests in the CMBS JV were $143.0 million and $144.3 million as of March 31, 2023 and December 31, 2022, respectively. During the three months ended March 31, 2023 and 2022, net income attributable to these non-controlling interests was $0.7 million and $3.6 million, respectively.

18. Earnings per Share
The following table provides a reconciliation of net income and the number of shares of common stock used in the computation of basic EPS and diluted EPS (amounts in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2023	2022
Basic Earnings
Income attributable to STWD common stockholders	$51,974	$324,599
Less: Income attributable to participating shares not already deducted as non-controlling interests	(1,811)	(8,869)
Basic earnings	$50,163	$315,730

Diluted Earnings
Income attributable to STWD common stockholders	$51,974	$324,599
Less: Income attributable to participating shares not already deducted as non-controlling interests	(1,811)	(8,869)
Add: Interest expense on Convertible Notes	—	2,904
Add: Undistributed earnings to participating shares	—	7,342
Less: Undistributed earnings reallocated to participating shares	—	(7,109)
Diluted earnings	$50,163	$318,867

Number of Shares:
Basic — Average shares outstanding	308,408	302,944
Effect of dilutive securities — Convertible Notes	—	9,649
Effect of dilutive securities — Contingently issuable shares	357	605
Effect of dilutive securities — Unvested non-participating shares	231	131
Diluted — Average shares outstanding	308,996	313,329

Earnings Per Share Attributable to STWD Common Stockholders:
Basic	$0.16	$1.04
Diluted	$0.16	$1.02
As of March 31, 2023 and 2022, participating shares of 13.5 million and 13.0 million, respectively, were excluded from the computation of diluted shares as their effect was already considered under the more dilutive two-class method used above. Such participating shares at both March 31, 2023 and 2022 included 9.8 million potential shares of our common stock issuable upon redemption of the Class A Units in SPT Dolphin, as discussed in Note 17.

19. Accumulated Other Comprehensive Income
The changes in AOCI by component are as follows (amounts in thousands):

Cumulative Unrealized Gain (Loss) on Available-for- Sale Securities
Three Months Ended March 31, 2023
Balance at January 1, 2023	$20,955
OCI before reclassifications	(1,104)
Amounts reclassified from AOCI	—
Net period OCI	(1,104)
Balance at March 31, 2023	$19,851
Three Months Ended March 31, 2022
Balance at January 1, 2022	$40,953
OCI before reclassifications	(5,284)
Amounts reclassified from AOCI	—
Net period OCI	(5,284)
Balance at March 31, 2022	$35,669

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

Loans held-for-sale, residential
We measure the fair value of our residential loans held-for-sale based on the net present value of expected future cash flows using a combination of observable and unobservable inputs. Observable market participant assumptions include pricing related to trades of residential loans with similar characteristics. Unobservable inputs include the expectation of future cash flows, which involves judgments about the underlying collateral, the creditworthiness of the borrower, estimated prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors. At each measurement date, we consider both the observable and unobservable valuation inputs in the determination of fair value. However, given the significance of the unobservable inputs, these loans have been classified within Level III.
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
Woodstar Fund Investments
The fair value of investments held by the Woodstar Fund is determined based on observable and unobservable market inputs. The initial fair value of the Woodstar Fund's investments at its November 5, 2021 establishment date was determined by reference to the purchase price paid by third party investors, which was consistent with both a recent external appraisal as well as our extensive marketing efforts to sell interests in the Woodstar Fund, plus working capital. The fair value of the Woodstar Fund's investments as of December 31, 2022 was determined by reference to an external appraisal as of that date.

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

Internal valuations at interim quarter ends, including March 31, 2023, are prepared by management. The valuation of properties is based on a direct income capitalization approach, whereby a direct capitalization market rate is applied to annualized in-place net operating income at the portfolio level. The direct capitalization rate is initially calibrated to the implied rate from the latest appraisal and adjusted for subsequent changes in current market capitalization rates for sales of comparable multifamily properties. The valuations of secured financing agreements, working capital and interest rate derivatives are consistent with the methodologies described in the paragraph above.

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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level II of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level III inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of March 31, 2023 and December 31, 2022, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level II of the fair value hierarchy.
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

Fair Value Disclosures
The following tables present our financial assets and liabilities carried at fair value on a recurring basis in the consolidated balance sheets by their level in the fair value hierarchy as of March 31, 2023 and December 31, 2022 (amounts in thousands):

	March 31, 2023
	Total	Level I	Level II	Level III
Financial Assets:
Loans under fair value option	$2,810,889	$—	$—	$2,810,889
RMBS	111,069	—	—	111,069
CMBS	18,945	—	—	18,945
Equity security	10,134	10,134	—	—
Woodstar Fund investments	1,762,162	—	—	1,762,162
Domestic servicing rights	18,094	—	—	18,094
Derivative assets	96,619	—	96,619	—
VIE assets	50,526,390	—	—	50,526,390
Total	$55,354,302	$10,134	$96,619	$55,247,549
Financial Liabilities:
Derivative liabilities	$78,407	$—	$78,407	$—
VIE liabilities	48,838,686	—	44,005,146	4,833,540
Total	$48,917,093	$—	$44,083,553	$4,833,540

	December 31, 2022
	Total	Level I	Level II	Level III
Financial Assets:
Loans under fair value option	$2,784,594	$—	$—	$2,784,594
RMBS	113,386	—	—	113,386
CMBS	19,108	—	—	19,108
Equity security	9,840	9,840	—	—
Woodstar Fund investments	1,761,002	—	—	1,761,002
Domestic servicing rights	17,790	—	—	17,790
Derivative assets	108,621	—	108,621	—
VIE assets	52,453,041	—	—	52,453,041
Total	$57,267,382	$9,840	$108,621	$57,148,921
Financial Liabilities:
Derivative liabilities	$91,404	$—	$91,404	$—
VIE liabilities	50,754,355	—	45,248,412	5,505,943
Total	$50,845,759	$—	$45,339,816	$5,505,943

The changes in financial assets and liabilities classified as Level III are as follows for the three months ended March 31, 2023 and 2022 (amounts in thousands):

Three Months Ended March 31, 2023	Loans at Fair Value	RMBS	CMBS	Woodstar Fund Investments	Domestic Servicing Rights	VIE Assets	VIE Liabilities	Total
January 1, 2023 balance	$2,784,594	$113,386	$19,108	$1,761,002	$17,790	$52,453,041	$(5,505,943)	$51,642,978
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	8,901	—	(19)	1,160	304	(1,926,651)	153,053	(1,763,252)
Net accretion	—	1,222	—	—	—	—	—	1,222
Included in OCI	—	(1,104)	—	—	—	—	—	(1,104)
Purchases / Originations	69,200	—	—	—	—	—	—	69,200
Sales	(13,439)	—	—	—	—	—	—	(13,439)
Cash repayments / receipts	(38,367)	(2,435)	(144)	—	—	—	(1,109)	(42,055)
Transfers out of Level III	—	—	—	—	—	—	520,459	520,459
March 31, 2023 balance	$2,810,889	$111,069	$18,945	$1,762,162	$18,094	$50,526,390	$(4,833,540)	$50,414,009
Amount of unrealized gains (losses) attributable to assets still held at March 31, 2023:
Included in earnings	$6,205	$1,222	$(19)	$1,160	$304	$(1,926,651)	$153,053	$(1,764,726)
Included in OCI	$—	$(1,104)	$—	$—	$—	$—	$—	$(1,104)

Three Months Ended March 31, 2022	Loans at Fair Value	RMBS	CMBS	Woodstar Fund Investments	Domestic Servicing Rights	VIE Assets	VIE Liabilities	Total
January 1, 2022 balance	$2,936,025	$143,980	$22,244	$1,040,309	$16,780	$61,280,543	$(4,780,221)	$60,659,660
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	(125,783)	—	(692)	223,851	1,084	(3,896,602)	474,911	(3,323,231)
Net accretion	—	2,605	—	—	—	—	—	2,605
Included in OCI	—	(5,284)	—	—	—	—	—	(5,284)
Purchases / Originations	2,266,699	—	—	—	—	—	—	2,266,699
Sales	(2,278,467)	—	—	—	—	—	—	(2,278,467)
Cash repayments / receipts	(58,434)	(6,895)	(224)	—	—	—	(410)	(65,963)
Transfers into Level III	93	—	—	—	—	—	(203,880)	(203,787)
Transfers out of Level III	(373,111)	—	—	—	—	—	54,610	(318,501)
Consolidation of VIEs	—	—	—	—	—	1,109,614	(1,025,257)	84,357
Deconsolidation of VIEs	—	—	530	—	—	(730,012)	959	(728,523)
March 31, 2022 balance	$2,367,022	$134,406	$21,858	$1,264,160	$17,864	$57,763,543	$(5,479,288)	$56,089,565
Amount of unrealized gains (losses) attributable to assets still held at March 31, 2022:
Included in earnings	$(82,883)	$2,605	$(162)	$223,851	$1,084	$(3,896,602)	$474,911	$(3,277,196)
Included in OCI	$—	$(5,284)	$—	$—	$—	$—	$—	$(5,284)
Amounts were transferred from Level II to Level III due to a decrease in the observable relevant market activity and amounts were transferred from Level III to Level II due to an increase in the observable relevant market activity.

The following table presents the fair values of our financial instruments not carried at fair value on the consolidated balance sheets (amounts in thousands):

	March 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets not carried at fair value:
Loans	$18,452,424	$18,241,160	$18,401,439	$18,215,072
HTM debt securities	632,739	597,360	673,470	637,275
Financial liabilities not carried at fair value:
Secured financing agreements, CLOs and SASB	$18,519,771	$18,264,505	$18,177,756	$18,017,651
Unsecured senior notes	2,331,445	2,164,549	2,329,211	2,199,135
The following is quantitative information about significant unobservable inputs in our Level III measurements for those assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

	Carrying Value at March 31, 2023	Valuation Technique	Unobservable Input	Range (Weighted Average) as of (1)
				March 31, 2023	December 31, 2022
Loans under fair value option	$2,810,889	Discounted cash flow, market pricing	Coupon (d)	2.8% - 9.3% (4.5%)	2.8% - 9.3% (4.5%)
			Remaining contractual term (d)	5.0 - 39.3 years (28.0 years)	5.3 - 39.5 years (28.6 years)
			FICO score (a)	585 - 900 (749)	585 - 900 (749)
			LTV (b)	0% - 92% (67%)	4% - 92% (67%)
			Purchase price (d)	80.0% - 108.6% (101.4%)	80.0% - 108.6% (101.4%)
RMBS	111,069	Discounted cash flow	Constant prepayment rate (a)	2.8% - 12.0% (5.4%)	2.8% - 12.0% (5.5%)
			Constant default rate (b)	1.0% - 4.7% (2.0%)	1.1% - 4.4% (2.0%)
			Loss severity (b)	0% - 115% (24%) (f)	0% - 109% (24%) (f)
			Delinquency rate (c)	6% - 27% (15%)	6% - 29% (16%)
			Servicer advances (a)	30% - 81% (52%)	31% - 77.7% (53%)
			Annual coupon deterioration (b)	0% - 2.7% (0.1%)	0% - 2.6% (0.1%)
			Putback amount per projected total collateral loss (e)	0% - 8% (0.5%)	0% - 8% (0.5%)
CMBS	18,945	Discounted cash flow	Yield (b)	0% - 515.8% (10.9%)	0% - 117.5% (10.1%)
			Duration (c)	0 - 7.4 years (2.9 years)	0 - 7.7 years (3.0 years)
Woodstar Fund investments	1,762,162	Discounted cash flow	Discount rate - properties (b)	N/A	6.3% - 6.8% (6.5%)
			Discount rate - debt (a)	5.4% - 7.2% (6.0%)	5.6% - 6.7% (6.1%)
			Terminal capitalization rate (b)	N/A	5.0% - 5.5% (5.1%)
			Direct capitalization rate (b)	4.2% (4.2%)	4.2% (4.2%) (Implied)
Domestic servicing rights	18,094	Discounted cash flow	Debt yield (a)	8.25% (8.25%)	8.25% (8.25%)
			Discount rate (b)	15% (15%)	15% (15%)
VIE assets	50,526,390	Discounted cash flow	Yield (b)	0% - 508.4% (15.8%)	0% - 453.6% (15.3%)
			Duration (c)	0 - 10.7 years (2.4 years)	0 - 11.0 years (2.4 years)
VIE liabilities	4,833,540	Discounted cash flow	Yield (b)	0% - 508.4% (10.3%)	0% - 453.6% (10.4%)
			Duration (c)	0 - 10.7 years (2.0 years)	0 - 11.0 years (1.8 years)
______________________________________________________________________________________________________________________
(1)Unobservable inputs were weighted by the relative carrying value of the instruments as of March 31, 2023 and December 31, 2022.
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
(f)11% and 10% of the portfolio falls within a range of 45% - 80% as of March 31, 2023 and December 31, 2022, respectively.
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
Our TRSs engage in various real estate-related operations, including special servicing of commercial real estate, originating and securitizing mortgage loans, and investing in entities which engage in real estate-related operations. As of both March 31, 2023 and December 31, 2022, approximately $3.2 billion of assets were owned by TRS entities. Our TRSs are not consolidated for U.S. federal income tax purposes, but are instead taxed as corporations. For financial reporting purposes, a provision for current and deferred taxes is established for the portion of earnings recognized by us with respect to our interest in TRSs.
The following table is a reconciliation of our U.S. federal income tax provision determined using our statutory federal tax rate to our reported income tax (benefit) for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	For the Three Months Ended March 31,
	2023		2022
Federal statutory tax rate	$10,703	21.0%	$80,191	21.0%
REIT and other non-taxable income	(17,727)	(34.8)%	(79,198)	(20.7)%
State income taxes	(2,308)	(4.5)%	326	0.1%
Federal benefit of state tax deduction	485	1.0%	(69)	—%
Intra-entity transfers	—	—%	(3,868)	(1.0)%
Other	52	—%	168	—%
Effective tax rate	$(8,795)	(17.3)%	$(2,450)	(0.6)%
For the three months ended March 31, 2023, we have utilized the discrete effective tax rate method, as allowed by ASC 740-270-30-18, “Income Taxes—Interim Reporting,” to calculate our interim income tax benefit. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year to date period as if it was the annual period and determines the income tax expense or benefit on that basis. We believe that due to market dislocation and volatility, particularly with respect to the Company's residential assets that are housed in TRSs, the use of the discrete method is more appropriate at this time than the annual effective tax rate method due to the high degree of uncertainty in estimating annual pretax earnings.

22. Commitments and Contingencies
As of March 31, 2023, our Commercial and Residential Lending Segment had future commercial loan funding commitments totaling $2.3 billion, of which we expect to fund $2.0 billion. These future funding commitments primarily relate to construction projects, capital improvements, tenant improvements and leasing commissions.
As of March 31, 2023, our Infrastructure Lending Segment had future infrastructure loan funding commitments totaling $136.8 million, including $121.3 million under revolvers and letters of credit (“LCs”), and $15.5 million under delayed draw term loans. As of March 31, 2023, $21.8 million of revolvers and LCs were outstanding. Additionally, as of March 31, 2023, our Infrastructure Lending Segment had outstanding loan purchase commitments of $18.0 million.
In connection with the Infrastructure Lending Segment acquisition, we assumed guarantees of certain borrowers’ performance under existing interest rate swaps. As of March 31, 2023, we had two outstanding guarantees on interest rate swaps maturing between June 2023 and June 2025. Refer to Note 13 for further discussion.
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
The table below presents our results of operations for the three months ended March 31, 2023 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Revenues:
Interest income from loans	$375,601	$54,760	$—	$547	$—	$430,908	$—	$430,908
Interest income from investment securities	32,521	1,338	—	22,785	—	56,644	(38,007)	18,637
Servicing fees	159	—	—	9,834	—	9,993	(2,737)	7,256
Rental income	1,981	—	23,695	6,613	—	32,289	—	32,289
Other revenues	344	216	103	383	278	1,324	—	1,324
Total revenues	410,606	56,314	23,798	40,162	278	531,158	(40,744)	490,414
Costs and expenses:
Management fees	218	—	—	—	39,322	39,540	—	39,540
Interest expense	226,393	32,818	12,599	7,429	56,272	335,511	(210)	335,301
General and administrative	11,893	3,964	952	20,047	5,252	42,108	—	42,108
Acquisition and investment pursuit costs	207	8	—	54	—	269	—	269
Costs of rental operations	2,451	—	5,549	3,666	—	11,666	—	11,666
Depreciation and amortization	1,631	30	8,108	2,647	—	12,416	—	12,416
Credit loss provision, net	30,790	12,404	—	—	—	43,194	—	43,194
Other expense	832	—	—	16	—	848	—	848
Total costs and expenses	274,415	49,224	27,208	33,859	100,846	485,552	(210)	485,342
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	—	41,138	41,138
Change in fair value of servicing rights	—	—	—	(50)	—	(50)	354	304
Change in fair value of investment securities, net	14,866	—	—	(14,459)	—	407	(325)	82
Change in fair value of mortgage loans, net	8,262	—	—	639	—	8,901	—	8,901
Income from affordable housing fund investments	—	—	12,965	—	—	12,965	—	12,965
Earnings (loss) from unconsolidated entities	939	1,740	—	679	—	3,358	(633)	2,725
Gain on sale of investments and other assets, net	—	—	—	190	—	190	—	190
(Loss) gain on derivative financial instruments, net	(34,363)	(51)	(1,217)	(3,467)	6,270	(32,828)	—	(32,828)
Foreign currency gain, net	14,930	75	14	—	—	15,019	—	15,019
Loss on extinguishment of debt	(61)	—	—	—	—	(61)	—	(61)
Other loss, net	(2,541)	—	—	—	—	(2,541)	—	(2,541)
Total other income (loss)	2,032	1,764	11,762	(16,468)	6,270	5,360	40,534	45,894
Income (loss) before income taxes	138,223	8,854	8,352	(10,165)	(94,298)	50,966	—	50,966
Income tax benefit	6,557	46	—	2,192	—	8,795	—	8,795
Net income (loss)	144,780	8,900	8,352	(7,973)	(94,298)	59,761	—	59,761
Net income attributable to non-controlling interests	(3)	—	(6,978)	(806)	—	(7,787)	—	(7,787)
Net income (loss) attributable to Starwood Property Trust, Inc.	$144,777	$8,900	$1,374	$(8,779)	$(94,298)	$51,974	$—	$51,974

The table below presents our results of operations for the three months ended March 31, 2022 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Revenues:
Interest income from loans	$202,470	$26,983	$—	$4,166	$—	$233,619	$—	$233,619
Interest income from investment securities	20,836	747	—	27,389	—	48,972	(34,989)	13,983
Servicing fees	136	—	—	14,071	—	14,207	(4,215)	9,992
Rental income	1,686	—	22,365	7,529	—	31,580	—	31,580
Other revenues	52	68	50	4,654	—	4,824	(6)	4,818
Total revenues	225,180	27,798	22,415	57,809	—	333,202	(39,210)	293,992
Costs and expenses:
Management fees	277	—	—	—	55,018	55,295	—	55,295
Interest expense	68,602	11,930	6,081	6,210	33,842	126,665	(214)	126,451
General and administrative	11,602	3,511	1,056	23,443	4,628	44,240	81	44,321
Acquisition and investment pursuit costs	499	1	5	(83)	—	422	—	422
Costs of rental operations	519	—	5,001	3,770	—	9,290	—	9,290
Depreciation and amortization	294	105	8,219	3,029	—	11,647	—	11,647
Credit loss reversal, net	(3,299)	(359)	—	—	—	(3,658)	—	(3,658)
Other expense	—	—	55	—	—	55	—	55
Total costs and expenses	78,494	15,188	20,417	36,369	93,488	243,956	(133)	243,823
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	—	26,749	26,749
Change in fair value of servicing rights	—	—	—	(217)	—	(217)	1,301	1,084
Change in fair value of investment securities, net	(2,105)	—	—	(9,291)	—	(11,396)	11,041	(355)
Change in fair value of mortgage loans, net	(116,228)	—	—	(9,555)	—	(125,783)	—	(125,783)
Income from affordable housing fund investments	—	—	234,041	—	—	234,041	—	234,041
(Loss) earnings from unconsolidated entities	(1,340)	345	—	151	—	(844)	(66)	(910)
Gain on sale of investments and other assets, net	86,610	—	—	11,858	—	98,468	—	98,468
Gain (loss) on derivative financial instruments, net	118,395	632	17,546	27,863	(37,168)	127,268	—	127,268
Foreign currency (loss) gain, net	(27,254)	(28)	1	—	—	(27,281)	—	(27,281)
Loss on extinguishment of debt	(206)	(469)	—	(148)	—	(823)	—	(823)
Other (loss) income, net	(788)	—	—	—	—	(788)	25	(763)
Total other income (loss)	57,084	480	251,588	20,661	(37,168)	292,645	39,050	331,695
Income (loss) before income taxes	203,770	13,090	253,586	42,101	(130,656)	381,891	(27)	381,864
Income tax benefit (provision)	5,140	4	—	(2,694)	—	2,450	—	2,450
Net income (loss)	208,910	13,094	253,586	39,407	(130,656)	384,341	(27)	384,314
Net income attributable to non-controlling interests	(3)	—	(52,411)	(7,328)	—	(59,742)	27	(59,715)
Net income (loss) attributable to Starwood Property Trust, Inc.	$208,907	$13,094	$201,175	$32,079	$(130,656)	$324,599	$—	$324,599

The table below presents our consolidated balance sheet as of March 31, 2023 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Assets:
Cash and cash equivalents	$13,903	$30,948	$27,742	$16,910	$306,296	$395,799	$—	$395,799
Restricted cash	9,872	33,848	943	4,632	86,342	135,637	—	135,637
Loans held-for-investment, net	16,085,101	2,357,831	—	9,492	—	18,452,424	—	18,452,424
Loans held-for-sale	2,733,358	—	—	77,531	—	2,810,889	—	2,810,889
Investment securities	1,257,966	20,841	—	1,149,916	—	2,428,723	(1,655,836)	772,887
Properties, net	464,183	—	860,220	119,576	—	1,443,979	—	1,443,979
Investments of consolidated affordable housing fund	—	—	1,762,162	—	—	1,762,162	—	1,762,162
Investments in unconsolidated entities	24,955	48,819	—	33,178	—	106,952	(13,883)	93,069
Goodwill	—	119,409	—	140,437	—	259,846	—	259,846
Intangible assets	11,273	—	28,442	65,785	—	105,500	(38,704)	66,796
Derivative assets	90,967	219	3,025	2,408	—	96,619	—	96,619
Accrued interest receivable	171,304	8,408	967	1,356	60	182,095	(288)	181,807
Other assets	218,197	3,658	57,323	20,850	56,048	356,076	—	356,076
VIE assets, at fair value	—	—	—	—	—	—	50,526,390	50,526,390
Total Assets	$21,081,079	$2,623,981	$2,740,824	$1,642,071	$448,746	$28,536,701	$48,817,679	$77,354,380
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$154,121	$19,433	$13,601	$23,093	$67,082	$277,330	$—	$277,330
Related-party payable	—	—	—	—	39,583	39,583	—	39,583
Dividends payable	—	—	—	—	152,267	152,267	—	152,267
Derivative liabilities	21,283	146	—	—	56,978	78,407	—	78,407
Secured financing agreements, net	11,097,202	1,048,486	790,299	591,279	1,340,784	14,868,050	(21,062)	14,846,988
Collateralized loan obligations and single asset securitization, net	2,858,185	814,598	—	—	—	3,672,783	—	3,672,783
Unsecured senior notes, net	—	—	—	—	2,331,445	2,331,445	—	2,331,445
VIE liabilities, at fair value	—	—	—	—	—	—	48,838,686	48,838,686
Total Liabilities	14,130,791	1,882,663	803,900	614,372	3,988,139	21,419,865	48,817,624	70,237,489
Temporary Equity: Redeemable non-controlling interests	—	—	364,418	—	—	364,418	—	364,418
Permanent Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Common stock	—	—	—	—	3,197	3,197	—	3,197
Additional paid-in capital	1,702,444	631,627	(415,147)	(639,082)	4,546,667	5,826,509	—	5,826,509
Treasury stock	—	—	—	—	(138,022)	(138,022)	—	(138,022)
Retained earnings (accumulated deficit)	5,227,875	109,691	1,779,019	1,505,340	(7,951,235)	670,690	—	670,690
Accumulated other comprehensive income	19,851	—	—	—	—	19,851	—	19,851
Total Starwood Property Trust, Inc. Stockholders’ Equity	6,950,170	741,318	1,363,872	866,258	(3,539,393)	6,382,225	—	6,382,225
Non-controlling interests in consolidated subsidiaries	118	—	208,634	161,441	—	370,193	55	370,248
Total Permanent Equity	6,950,288	741,318	1,572,506	1,027,699	(3,539,393)	6,752,418	55	6,752,473
Total Liabilities and Equity	$21,081,079	$2,623,981	$2,740,824	$1,642,071	$448,746	$28,536,701	$48,817,679	$77,354,380

The table below presents our consolidated balance sheet as of December 31, 2022 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Assets:
Cash and cash equivalents	$68,593	$31,153	$31,194	$39,023	$91,098	$261,061	$—	$261,061
Restricted cash	18,556	31,133	981	5,259	65,143	121,072	—	121,072
Loans held-for-investment, net	16,038,930	2,352,932	—	9,577	—	18,401,439	—	18,401,439
Loans held-for-sale	2,763,458	—	—	21,136	—	2,784,594	—	2,784,594
Investment securities	1,250,893	66,204	—	1,165,628	—	2,482,725	(1,666,921)	815,804
Properties, net	463,492	—	864,778	121,716	—	1,449,986	—	1,449,986
Investments of consolidated affordable housing fund	—	—	1,761,002	—	—	1,761,002	—	1,761,002
Investments in unconsolidated entities	25,326	47,078	—	33,030	—	105,434	(13,542)	91,892
Goodwill	—	119,409	—	140,437	—	259,846	—	259,846
Intangible assets	11,908	—	29,613	66,310	—	107,831	(39,058)	68,773
Derivative assets	101,082	122	1,803	5,614	—	108,621	—	108,621
Accrued interest receivable	151,852	9,856	863	1,105	5,120	168,796	(275)	168,521
Other assets	170,177	3,614	54,313	12,929	56,444	297,477	—	297,477
VIE assets, at fair value	—	—	—	—	—	—	52,453,041	52,453,041
Total Assets	$21,064,267	$2,661,501	$2,744,547	$1,621,764	$217,805	$28,309,884	$50,733,245	$79,043,129
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$146,897	$20,656	$11,716	$46,377	$73,353	$298,999	$—	$298,999
Related-party payable	—	—	—	—	41,186	41,186	—	41,186
Dividends payable	—	—	—	—	151,511	151,511	—	151,511
Derivative liabilities	21,523	105	—	—	69,776	91,404	—	91,404
Secured financing agreements, net	10,804,970	1,042,679	789,719	543,256	1,342,074	14,522,698	(21,166)	14,501,532
Collateralized loan obligations and single asset securitization, net	2,862,211	814,013	—	—	—	3,676,224	—	3,676,224
Unsecured senior notes, net	—	—	—	—	2,329,211	2,329,211	—	2,329,211
VIE liabilities, at fair value	—	—	—	—	—	—	50,754,355	50,754,355
Total Liabilities	13,835,601	1,877,453	801,435	589,633	4,007,111	21,111,233	50,733,189	71,844,422
Temporary Equity: Redeemable non-controlling interests	—	—	362,790	—	—	362,790	—	362,790
Permanent Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Common stock	—	—	—	—	3,181	3,181	—	3,181
Additional paid-in capital	2,124,496	683,258	(405,955)	(646,662)	4,051,950	5,807,087	—	5,807,087
Treasury stock	—	—	—	—	(138,022)	(138,022)	—	(138,022)
Retained earnings (accumulated deficit)	5,083,100	100,790	1,777,643	1,514,119	(7,706,415)	769,237	—	769,237
Accumulated other comprehensive income	20,955	—	—	—	—	20,955	—	20,955
Total Starwood Property Trust, Inc. Stockholders’ Equity	7,228,551	784,048	1,371,688	867,457	(3,789,306)	6,462,438	—	6,462,438
Non-controlling interests in consolidated subsidiaries	115	—	208,634	164,674	—	373,423	56	373,479
Total Permanent Equity	7,228,666	784,048	1,580,322	1,032,131	(3,789,306)	6,835,861	56	6,835,917
Total Liabilities and Equity	$21,064,267	$2,661,501	$2,744,547	$1,621,764	$217,805	$28,309,884	$50,733,245	$79,043,129

24. Subsequent Events
Our significant events subsequent to March 31, 2023 were as follows:
Convertible Senior Notes
On April 1, 2023, the entirety of our $250.0 million of 4.375% Convertible Senior Notes matured and was repaid in cash.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the information included elsewhere in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (our “Form 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ significantly from the results discussed in the forward-looking statements. See “Special Note Regarding Forward-Looking Statements” at the beginning of this Quarterly Report on Form 10-Q.
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

We have four reportable business segments as of March 31, 2023 and we refer to the investments within these segments as our target assets:
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
Economic Environment

The three months ended March 31, 2023 have been characterized by continued volatility in global markets, driven by investor concerns over inflation, rising interest rates, slowing economic growth, and geopolitical uncertainty. Recent bank failures and consolidations, and other events affecting financial institutions, have also contributed to volatility in global markets and resulted in diminished liquidity and credit availability in the market broadly.

Continued inflation has prompted the Federal Reserve to take monetary policy tightening actions, including repeatedly raising interest rates, which has created further uncertainty for the economy and challenges for our borrowers. Although our business model is such that rising interest rates will, all else equal, correlate to increases in our net income, increases in interest rates may adversely affect our existing borrowers and lead to nonperformance. Additionally, rising rates and increasing costs may dampen consumer spending and slow income growth, which may negatively impact the collateral underlying certain of our loans. It remains difficult to predict the full impact of recent events and any future changes in interest rates or inflation.

In addition, following the onset of the COVID-19 pandemic, the U.S. office sector has been adversely affected by the increase in remote working arrangements and, over the past several years, the retail sector has been adversely affected by electronic commerce. These negative factors have been considered in the determination of our current expected credit loss (“CECL”) allowance as discussed in Note 4 to the Condensed Consolidated Financial Statements.
Developments During the First Quarter of 2023
Commercial and Residential Lending Segment
•Originated a $58.5 million mezzanine loan for the acquisition and residential conversion of a property located in Hawaii, of which the Company funded $37.5 million.
•Funded $222.2 million of previously originated commercial loan commitments.
•Received gross proceeds of $256.6 million ($127.2 million, net of debt repayments) from maturities and principal repayments on our commercial loans.
•Amended a commercial credit facility resulting in an upsize of $200.0 million.
Infrastructure Lending Segment
•Acquired $160.0 million of infrastructure loans and funded $14.8 million of pre-existing infrastructure loan commitments.
•Received proceeds of $203.5 million from principal repayments on our infrastructure loans and bonds.
Investing and Servicing Segment
•Originated commercial conduit loans of $73.8 million.
•Received proceeds of $13.4 million from sales of previously originated commercial conduit loans.
•Obtained two new special servicing assignments for CMBS trusts with a total unpaid principal balance of $1.5 billion, bringing our total named special servicing portfolio to $106.7 billion.

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
The following table compares our summarized results of operations for the three months ended March 31, 2023, December 31, 2022 and March 31, 2022 by business segment (amounts in thousands):

				$ Change	$ Change
	For the Three Months Ended			March 31, 2023 vs.	March 31, 2023 vs.
Revenues:	March 31, 2023	December 31, 2022	March 31, 2022	December 31, 2022	March 31, 2022
Commercial and Residential Lending Segment	$410,606	$376,426	$225,180	$34,180	$185,426
Infrastructure Lending Segment	56,314	50,854	27,798	5,460	28,516
Property Segment	23,798	23,801	22,415	(3)	1,383
Investing and Servicing Segment	40,162	44,544	57,809	(4,382)	(17,647)
Corporate	278	66	—	212	278
Securitization VIE eliminations	(40,744)	(41,094)	(39,210)	350	(1,534)
	490,414	454,597	293,992	35,817	196,422
Costs and expenses:
Commercial and Residential Lending Segment	274,415	244,276	78,494	30,139	195,921
Infrastructure Lending Segment	49,224	33,021	15,188	16,203	34,036
Property Segment	27,208	26,635	20,417	573	6,791
Investing and Servicing Segment	33,859	32,632	36,369	1,227	(2,510)
Corporate	100,846	93,812	93,488	7,034	7,358
Securitization VIE eliminations	(210)	(193)	(133)	(17)	(77)
	485,342	430,183	243,823	55,159	241,519
Other income (loss):
Commercial and Residential Lending Segment	2,032	(28,867)	57,084	30,899	(55,052)
Infrastructure Lending Segment	1,764	1,611	480	153	1,284
Property Segment	11,762	97,790	251,588	(86,028)	(239,826)
Investing and Servicing Segment	(16,468)	21,800	20,661	(38,268)	(37,129)
Corporate	6,270	(968)	(37,168)	7,238	43,438
Securitization VIE eliminations	40,534	40,900	39,050	(366)	1,484
	45,894	132,266	331,695	(86,372)	(285,801)
Income (loss) before income taxes:
Commercial and Residential Lending Segment	138,223	103,283	203,770	34,940	(65,547)
Infrastructure Lending Segment	8,854	19,444	13,090	(10,590)	(4,236)
Property Segment	8,352	94,956	253,586	(86,604)	(245,234)
Investing and Servicing Segment	(10,165)	33,712	42,101	(43,877)	(52,266)
Corporate	(94,298)	(94,714)	(130,656)	416	36,358
Securitization VIE eliminations	—	(1)	(27)	1	27
	50,966	156,680	381,864	(105,714)	(330,898)
Income tax benefit	8,795	12,524	2,450	(3,729)	6,345
Net income attributable to non-controlling interests	(7,787)	(29,177)	(59,715)	21,390	51,928
Net income attributable to Starwood Property Trust, Inc.	$51,974	$140,027	$324,599	$(88,053)	$(272,625)

Three Months Ended March 31, 2023 Compared to the Three Months Ended December 31, 2022
Commercial and Residential Lending Segment

Revenues

For the three months March 31, 2023, revenues of our Commercial and Residential Lending Segment increased $34.2 million to $410.6 million, compared to $376.4 million for the three months ended December 31, 2022. This increase was primarily due to an increase in interest income from loans of $31.5 million and investment securities of $2.4 million. The increase in interest income from loans reflects (i) a $32.2 million increase from commercial loans reflecting higher average index rates, slightly offset by (ii) a $0.7 million decrease from residential loans. The increase in interest income from investment securities was primarily due to higher average index rates on certain commercial investments and higher RMBS yields.

Costs and Expenses

For the three months ended March 31, 2023, costs and expenses of our Commercial and Residential Lending Segment increased $30.1 million to $274.4 million, compared to $244.3 million for the three months ended December 31, 2022. This increase was primarily due to a $27.2 million increase in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio and a $4.0 million increase in the credit loss provision. The increase in interest expense was primarily due to higher average index rates and borrowings outstanding.

Net Interest Income (amounts in thousands)

	For the Three Months Ended
	March 31, 2023	December 31, 2022	Change
Interest income from loans	$375,601	$344,104	$31,497
Interest income from investment securities	32,521	30,138	2,383
Interest expense	(226,393)	(199,191)	(27,202)
Net interest income	$181,729	$175,051	$6,678

For the three months ended March 31, 2023, net interest income of our Commercial and Residential Lending Segment increased $6.6 million to $181.7 million, compared to $175.1 million for the three months ended December 31, 2022. This increase reflects the increase in interest income, partially offset by the increase in interest expense on our secured financing facilities, both as discussed in the sections above.

During the three months ended March 31, 2023 and December 31, 2022, the weighted average unlevered yields on the Commercial and Residential Lending Segment’s loans and investment securities, excluding retained RMBS and loans for which interest income is not recognized, were as follows:

	For the Three Months Ended
	March 31, 2023	December 31, 2022
Commercial	8.6%	8.0%
Residential	4.9%	4.9%
Overall	8.1%	7.6%

The weighted average unlevered yield on our commercial loans increased primarily due to higher average index rates while the weighted average unlevered yield on our residential loans was relatively unchanged during the three months ended March 31, 2023.

During the three months ended March 31, 2023 and December 31, 2022, the Commercial and Residential Lending Segment’s weighted average secured borrowing rates, inclusive of the amortization of deferred financing fees, were 6.7% and 5.8%, respectively. The increase in borrowing rates primarily reflects higher average index rates. Interest rate hedges had the effect of reducing these weighted average borrowing costs to 6.2% and 5.5% during the three months ended March 31, 2023 and December 31, 2022, respectively.

Other Income (Loss)

For the three months ended March 31, 2023, other income (loss) of our Commercial and Residential Lending Segment improved $30.9 million to income of $2.0 million compared to a loss of $28.9 million for the three months ended December 31, 2022. This improvement was primarily due to (i) a $92.5 million decreased loss on derivatives, (ii) a $32.9 million favorable change in fair value of residential loans and (iii) a $9.4 million decreased loss from an unconsolidated mortgage originator sold in January 2023, partially offset by (iv) a $101.1 million decrease in foreign currency gains. The decreased loss on derivatives in the first quarter of 2023 reflects a $115.3 million decreased loss on foreign currency hedges, partially offset by a $22.8 million increased loss on interest rate swaps principally related to residential loans. The interest rate swaps are used primarily to hedge our interest rate risk on residential loans held-for-sale and to fix our interest rate payments on certain variable rate borrowings which fund fixed rate investments. The foreign currency hedges are used to fix the U.S. dollar amounts of cash flows (both interest and principal payments) we expect to receive from our foreign currency denominated loans and investments. The decreased loss on foreign currency hedges and the decrease in foreign currency gains reflect the weakening of the U.S. dollar against the pound sterling (“GBP”) and Euro (“EUR”), partially offset by a strengthening against the Australian dollar (“AUD”), in the first quarter of 2023 compared to a lesser overall weakening of the U.S. dollar against each of those currencies in the fourth quarter of 2022.

Infrastructure Lending Segment

Revenues

For the three months ended March 31, 2023, revenues of our Infrastructure Lending Segment increased $5.4 million to $56.3 million, compared to $50.9 million for the three months ended December 31, 2022. This was primarily due to an increase in interest income from loans of $4.6 million reflecting higher average index rates.

Costs and Expenses

For the three months ended March 31, 2023, costs and expenses of our Infrastructure Lending Segment increased $16.2 million to $49.2 million, compared to $33.0 million for the three months ended December 31, 2022. The increase was primarily due to a $12.6 million increase in credit loss provision and a $3.1 million increase in interest expense associated with the various secured financing facilities used to fund this segment’s investment portfolio. The increase in the credit loss provision was primarily due to specific allowances for a credit-deteriorated loan and investment security provided during the first quarter of 2023. The increase in interest expense was primarily due to higher average index rates.

Net Interest Income (amounts in thousands)

	For the Three Months Ended
	March 31, 2023	December 31, 2022	Change
Interest income from loans	$54,760	$50,133	$4,627
Interest income from investment securities	1,338	557	781
Interest expense	(32,818)	(29,706)	(3,112)
Net interest income	$23,280	$20,984	$2,296

For the three months ended March 31, 2023, net interest income of our Infrastructure Lending Segment increased $2.3 million to $23.3 million, compared to $21.0 million for the three months ended December 31, 2022. The increase reflects the increase in interest income, partially offset by the increase in interest expense on the secured financing facilities, both as discussed in the sections above.

During the three months ended March 31, 2023 and December 31, 2022, the weighted average unlevered yields on the Infrastructure Lending Segment’s loans and investment securities, excluding those for which interest income is not recognized, were 9.4% and 8.2%, respectively.

During the three months ended March 31, 2023 and December 31, 2022, the Infrastructure Lending Segment’s weighted average secured borrowing rates, inclusive of the amortization of deferred financing fees, were 7.1% and 6.2%, respectively.

Other Income

For the three months ended March 31, 2023, other income of our Infrastructure Lending Segment increased $0.2 million to $1.8 million, compared to $1.6 million for the three months ended December 31, 2022.

Property Segment

Change in Results by Portfolio (amounts in thousands)

	$ Change from prior period
	Revenues	Costs and expenses	Gain (loss) on derivative financial instruments	Other income (loss)	Income (loss) before income taxes
Master Lease Portfolio	$—	$(41)	$—	$—	$41
Medical Office Portfolio	(40)	722	(3,136)	—	(3,898)
Woodstar Fund	12	(81)	—	(84,037)	(83,944)
Other/Corporate	25	(27)	—	1,145	1,197
Total	$(3)	$573	$(3,136)	$(82,892)	$(86,604)

See Notes 6 and 7 to the Condensed Consolidated Financial Statements for a description of the above-referenced Property Segment portfolios and fund.

Revenues

For the three months ended March 31, 2023, revenues of our Property Segment were relatively unchanged at $23.8 million for both the three months ended March 31, 2023 and December 31, 2022.

Costs and Expenses

For the three months ended March 31, 2023, costs and expenses of our Property Segment increased $0.6 million to $27.2 million, compared to $26.6 million for the three months ended December 31, 2022. The increase is primarily due to an increase of $1.1 million in interest expense reflecting higher index rates on variable rate borrowings of the Medical Office Portfolio.

Other Income

For the three months ended March 31, 2023, other income of our Property Segment decreased $86.0 million to $11.8 million compared to $97.8 million for the three months ended December 31, 2022. The decrease is primarily due to (i) an $84.0 million decrease in income attributable to investments of the Woodstar Fund, mainly reflecting lower unrealized increases in fair value during the first quarter of 2023, and (ii) a $3.1 million unfavorable change in (loss) gain on derivatives which primarily hedge our interest rate risk on borrowings secured by our Medical Office Portfolio.

Investing and Servicing Segment

Revenues

For the three months ended March 31, 2023, revenues of our Investing and Servicing Segment decreased $4.3 million to $40.2 million, compared to $44.5 million for the three months ended December 31, 2022. The decrease primarily reflects a $3.5 million decrease in servicing fees.

Costs and Expenses

For the three months ended March 31, 2023, costs and expenses of our Investing and Servicing Segment increased $1.3 million to $33.9 million, compared to $32.6 million for the three months ended December 31, 2022.

Other (Loss) Income

For the three months ended March 31, 2023, other income of our Investing and Servicing Segment decreased $38.3 million to a loss of $16.5 million, compared to income of $21.8 million for the three months ended December 31, 2022. The decrease in other income was primarily due to (i) a $25.3 million decreased gain on sales of operating properties, (ii) a $10.1 million greater decrease in fair value of CMBS investments and (iii) a $4.5 million lesser increase in fair value of conduit loans.

Corporate and Other Items

Corporate Costs and Expenses

For the three months ended March 31, 2023, corporate expenses increased $7.0 million to $100.8 million, compared to $93.8 million for the three months ended December 31, 2022. This increase was primarily due to an $8.3 million increase in interest expense attributable to higher index rates on our term loans.

Corporate Other Income (Loss)

For the three months ended March 31, 2023, corporate other income (loss) improved $7.3 million to income of $6.3 million, compared to a loss of $1.0 million for the three months ended December 31, 2022. This improvement was due to a favorable change in the gain (loss) on our fixed-to-floating interest rate swaps which hedge a portion of our unsecured senior notes.

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

Income Tax Benefit

Our consolidated income taxes principally relate to the taxable nature of our loan servicing and loan securitization businesses which are housed in taxable REIT subsidiaries (“TRSs”). For the three months ended March 31, 2023, our income tax benefit decreased $3.7 million to $8.8 million compared to $12.5 million for the three months ended December 31, 2022 due to lower tax losses of our TRSs in the first quarter of 2023. The tax losses in both quarters were primarily attributable to net unrealized losses on our residential loans.

Net Income Attributable to Non-controlling Interests

During the three months ended March 31, 2023, net income attributable to non-controlling interests decreased $21.4 million to $7.8 million, compared to $29.2 million during the three months ended December 31, 2022. The decrease was primarily due to non-controlling interests in lower income, reflecting lower unrealized gains in fair value, of the Woodstar Fund in the first quarter of 2023.

Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022
Commercial and Residential Lending Segment
Revenues
For the three months ended March 31, 2023, revenues of our Commercial and Residential Lending Segment increased $185.4 million to $410.6 million, compared to $225.2 million for the three months ended March 31, 2022. This increase was primarily due to increases in interest income from loans of $173.1 million and investment securities of $11.7 million. The increase in interest income from loans reflects (i) a $166.6 million increase from commercial loans, reflecting higher average index rates and loan balances, and (ii) a $6.5 million increase from residential loans principally due to higher average balances, reflecting the timing of purchases and securitizations, and higher average coupon rates. The increase in interest income from investment securities was primarily due to higher RMBS yields and average investment balances and the effect of higher index rates on certain commercial investments.
Costs and Expenses
For the three months ended March 31, 2023, costs and expenses of our Commercial and Residential Lending Segment increased $195.9 million to $274.4 million, compared to $78.5 million for the three months ended March 31, 2022. This increase was primarily due to (i) a $157.8 million increase in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio and (ii) a $34.1 million increase in credit loss provision from a reversal of $3.3 million in the first quarter of 2022 to a provision of $30.8 million in first quarter of 2023. The increase in interest expense was primarily due to higher average index rates and higher average borrowings outstanding. The credit loss provision in the first quarter of 2023 was primarily due to rising index rates and its potential effect on borrower cash flows in our estimate of current expected credit losses.

Net Interest Income (amounts in thousands)

	For the Three Months Ended March 31,
	2023	2022	Change
Interest income from loans	$375,601	$202,470	$173,131
Interest income from investment securities	32,521	20,836	11,685
Interest expense	(226,393)	(68,602)	(157,791)
Net interest income	$181,729	$154,704	$27,025
For the three months ended March 31, 2023, net interest income of our Commercial and Residential Lending Segment increased $27.0 million to $181.7 million, compared to $154.7 million for the three months ended March 31, 2022. This increase reflects the increase in interest income, partially offset by the increase in interest expense on our secured financing facilities, both as discussed in the sections above.
During the three months ended March 31, 2023 and 2022, the weighted average unlevered yields on the Commercial and Residential Lending Segment’s loans and investment securities, excluding retained RMBS and loans for which interest income is not recognized, were as follows:

	For the Three Months Ended March 31,
	2023	2022
Commercial	8.6%	5.2%
Residential	4.9%	4.3%
Overall	8.1%	5.1%
The weighted average unlevered yield on our commercial loans increased primarily due to higher average index rates. The unlevered yield on our residential loans increased primarily due to higher weighted average coupons.
During the three months ended March 31, 2023 and 2022, the Commercial and Residential Lending Segment’s weighted average secured borrowing rates, inclusive of the amortization of deferred financing fees, were 6.7% and 2.4%, respectively. The increase in borrowing rates primarily reflects higher average index rates. Interest rate hedges had the effect of adjusting these weighted average borrowing costs to 6.2% and 2.5% during the three months ended March 31, 2023 and March 31, 2022, respectively.

Other Income
For the three months ended March 31, 2023, other income of our Commercial and Residential Lending Segment decreased $55.1 million to $2.0 million, compared to $57.1 million for the three months ended March 31, 2022. This decrease primarily reflects (i) a $152.8 million unfavorable change in (loss) gain on derivatives and (ii) the nonrecurrence of an $86.6 million gain on sale of a foreclosed property in the first quarter of 2022, partially offset by (iii) a $124.5 million favorable change in fair value of residential loans, (iv) a $41.2 million favorable change in foreign currency gain (loss) and (v) a $17.0 million favorable change in fair value of primarily RMBS investment securities. The unfavorable change in (loss) gain on derivatives during the three months ended March 31, 2023 reflects a $118.3 million unfavorable change in interest rate swaps principally related to residential loans, which partially offsets the favorable change in fair value of those loans, and a $34.5 million unfavorable change in foreign currency hedges. The interest rate swaps are used primarily to hedge our interest rate risk on residential loans held-for-sale and to fix our interest rate payments on certain variable rate borrowings which fund fixed rate investments. The foreign currency hedges are used to fix the U.S. dollar amounts of cash flows (both interest and principal payments) we expect to receive from our foreign currency denominated loans and investments. The unfavorable change in foreign currency hedges and the favorable change in foreign currency gain (loss) reflect the weakening of the U.S. dollar against the GBP and EUR, partially offset by a strengthening against the AUD, during the first quarter of 2023 compared to a strengthening of the U.S. dollar against the GBP and EUR, partially offset by a weakening against the AUD, in the first quarter of 2022.
Infrastructure Lending Segment
Revenues
For the three months ended March 31, 2023, revenues of our Infrastructure Lending Segment increased $28.5 million to $56.3 million, compared to $27.8 million for the three months ended March 31, 2022. This increase was primarily due to an increase in interest income from loans of $27.8 million, principally due to higher average index rates and loan balances.
Costs and Expenses
For the three months ended March 31, 2023, costs and expenses of our Infrastructure Lending Segment increased $34.0 million to $49.2 million, compared to $15.2 million for the three months ended March 31, 2022. The increase was primarily due to (i) a $20.9 million increase in interest expense associated with the various secured financing facilities used to fund this segment’s investment portfolio and (ii) a $12.8 million increase in credit loss provision. The increase in interest expense was primarily due to higher average index rates and borrowings outstanding. The increase in the credit loss provision was primarily due to specific allowances for a credit-deteriorated loan and investment security provided during the first quarter of 2023.
Net Interest Income (amounts in thousands)

	For the Three Months Ended March 31,
	2023	2022	Change
Interest income from loans	$54,760	$26,983	$27,777
Interest income from investment securities	1,338	747	591
Interest expense	(32,818)	(11,930)	(20,888)
Net interest income	$23,280	$15,800	$7,480
For the three months ended March 31, 2023, net interest income of our Infrastructure Lending Segment increased $7.5 million to $23.3 million, compared to $15.8 million for the three months ended March 31, 2022. The increase reflects the increase in interest income, partially offset by the increase in interest expense on the secured financing facilities, both as discussed in the sections above.

During the three months ended March 31, 2023 and 2022, the weighted average unlevered yields on the Infrastructure Lending Segment’s loans and investment securities, excluding those for which interest income is not recognized, were 9.4% and 5.0%, respectively.
During the three months ended March 31, 2023 and 2022, the Infrastructure Lending Segment’s weighted average secured borrowing rates, inclusive of the amortization of deferred financing fees, were 7.1% and 2.8%, respectively.
Other Income
For the three months ended March 31, 2023 and 2022, other income of our Infrastructure Lending Segment increased $1.3 million to $1.8 million, compared to $0.5 million for the three months ended March 31, 2022. The increase primarily reflects a $1.4 million increase in earnings from unconsolidated entities.
Property Segment
Change in Results by Portfolio (amounts in thousands)

	$ Change from prior period
	Revenues	Costs and expenses	Gain (loss) on derivative financial instruments	Other income (loss)	Income (loss) before income taxes
Master Lease Portfolio	$691	$5	$—	$—	$686
Medical Office Portfolio	634	6,916	(18,763)	—	(25,045)
Woodstar Fund	15	(19)	—	(221,076)	(221,042)
Other/Corporate	43	(111)	—	13	167
Total	$1,383	$6,791	$(18,763)	$(221,063)	$(245,234)
Revenues
For the three months ended March 31, 2023, revenues of our Property Segment increased $1.4 million to $23.8 million, compared to $22.4 million for the three months ended March 31, 2022.
Costs and Expenses
For the three months ended March 31, 2023, costs and expenses of our Property Segment increased $6.8 million to $27.2 million, compared to $20.4 million for the three months ended March 31, 2022. The increase is primarily due to an increase of $6.5 million in interest expense reflecting higher index rates on variable rate borrowings of the Medical Office Portfolio.
Other Income
For the three months ended March 31, 2023, other income of our Property Segment decreased $239.8 million to $11.8 million, compared to $251.6 million for the three months ended March 31, 2022. The decrease is primarily due to (i) a $221.1 million decrease in income attributable to investments of the Woodstar Fund, mainly reflecting lower unrealized increases in fair value during the first quarter of 2023, and (ii) an $18.8 million unfavorable change in (loss) gain on derivatives which primarily hedge our interest rate risk on borrowings secured by our Medical Office Portfolio
Investing and Servicing Segment
Revenues
For the three months ended March 31, 2023, revenues of our Investing and Servicing Segment decreased $17.6 million to $40.2 million, compared to $57.8 million for the three months ended March 31, 2022. The decrease in revenues was primarily due to (i) an $8.2 million decrease in interest income reflecting lower CMBS interest recoveries and conduit loan inventories, (ii) a $4.4 million decrease in other fee income related to the origination of certain loans contributed into CMBS transactions in the first quarter of 2022 and (iii) a $4.2 million decrease in servicing fees.

Costs and Expenses
For the three months ended March 31, 2023, costs and expenses of our Investing and Servicing Segment decreased $2.5 million to $33.9 million, compared to $36.4 million for the three months ended March 31, 2022. The decrease in costs and expenses primarily reflects decreased incentive compensation principally due to lower securitization volume.
Other (Loss) Income
For the three months ended March 31, 2023, other income of our Investing and Servicing Segment decreased $37.2 million to a loss of $16.5 million, compared to income of $20.7 million for the three months ended March 31, 2022. The decrease in other income was primarily due to (i) a $31.3 million unfavorable change in (loss) gain on derivatives which primarily hedge our interest rate risk on conduit loans and CMBS investments, (ii) an $11.7 million decreased gain on sales of operating properties and (iii) a $5.2 million greater decrease in fair value of CMBS investments, all partially offset by (iv) a $10.2 million favorable change in fair value of conduit loans.
Corporate and Other Items
Corporate Costs and Expenses
For the three months ended March 31, 2023, corporate expenses increased $7.3 million to $100.8 million, compared to $93.5 million for the three months ended March 31, 2022. This increase was primarily due to (i) an increase of $22.4 million in interest expense on higher average outstanding term loan and unsecured senior note balances, as well as higher index rates on our term loans, partially offset by (ii) a $15.7 million decrease in management fees, primarily reflecting lower incentive fees attributable to nonrecurring transactions in the first quarter of 2022.
Corporate Other Income (Loss)
For the three months ended March 31, 2023, corporate other income (loss) improved $43.5 million to income of $6.3 million, compared to a loss of $37.2 million for the three months ended March 31, 2022. This improvement was primarily due to a favorable change in gain (loss) on fixed-to-floating interest rate swaps which hedge a portion of our unsecured senior notes.
Securitization VIE Eliminations

Refer to the preceding comparison of the three months ended March 31, 2023 to the three months ended December 31, 2022 for a discussion of the effect of securitization VIE eliminations.
Income Tax Benefit
Our consolidated income taxes principally relate to the taxable nature of our loan servicing and loan securitization businesses which are housed in TRSs. For the three months ended March 31, 2023, our income tax benefit increased $6.3 million to $8.8 million, compared to $2.5 million for the three months ended March 31, 2022 due to higher tax losses of our TRSs in the first quarter of 2023 compared to the first quarter of 2022. The tax losses in both quarters were primarily attributable to net unrealized losses on our residential loans.
Net Income Attributable to Non-controlling Interests
For the three months ended March 31, 2023, net income attributable to non-controlling interests decreased $51.9 million to $7.8 million, compared to $59.7 million for the three months ended March 31, 2022. The decrease was primarily due to non-controlling interests in lower income, reflecting lower unrealized gains in fair value, of the Woodstar Fund in the first quarter of 2023.

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
The following table presents our diluted weighted average shares used in our GAAP EPS calculation reconciled to our diluted weighted average shares used in our Distributable EPS calculation (amounts in thousands):

	For the Three Months Ended
	March 31, 2023	December 31, 2023	March 31, 2022
Diluted weighted average shares - GAAP EPS	308,996	317,588	313,329
Add: Unvested stock awards	4,193	3,543	3,695
Add: Woodstar II Class A Units	9,773	9,773	9,773
Less: Convertible Notes dilution	—	(9,649)	(9,649)
Diluted weighted average shares - Distributable EPS	322,962	321,255	317,148
The definition of Distributable Earnings allows management to make adjustments, subject to the approval of a majority of our independent directors, in situations where such adjustments are considered appropriate in order for Distributable Earnings to be calculated in a manner consistent with its definition and objective. No adjustments to the definition of Distributable Earnings became effective during the three months ended March 31, 2023.

The following table presents our summarized results of operations and reconciliation to Distributable Earnings for the three months ended March 31, 2023, by business segment (amounts in thousands, except per share data).

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Total
Revenues	$410,606	$56,314	$23,798	$40,162	$278	$531,158
Costs and expenses	(274,415)	(49,224)	(27,208)	(33,859)	(100,846)	(485,552)
Other income (loss)	2,032	1,764	11,762	(16,468)	6,270	5,360
Income (loss) before income taxes	138,223	8,854	8,352	(10,165)	(94,298)	50,966
Income tax benefit	6,557	46	—	2,192	—	8,795
Income attributable to non-controlling interests	(3)	—	(6,978)	(806)	—	(7,787)
Net income (loss) attributable to Starwood Property Trust, Inc.	144,777	8,900	1,374	(8,779)	(94,298)	51,974
Add / (Deduct):
Non-controlling interests attributable to Woodstar II Class A Units	—	—	4,691	—	—	4,691
Non-controlling interests attributable to unrealized gains/losses	—	—	(263)	(2,798)	—	(3,061)
Non-cash equity compensation expense	2,087	312	74	1,595	6,868	10,936
Management incentive fee	—	—	—	—	12,365	12,365
Acquisition and investment pursuit costs	(22)	—	(82)	—	—	(104)
Depreciation and amortization	1,742	20	8,185	2,771	—	12,718
Interest income adjustment for securities	5,220	—	—	5,420	—	10,640
Extinguishment of debt, net	—	—	—	—	(246)	(246)
Consolidated income tax benefit associated with fair value adjustments	(6,557)	(46)	—	(2,192)	—	(8,795)
Other non-cash items	3	—	352	74	—	429
Reversal of GAAP unrealized and realized (gains) / losses on: (1)
Loans	(8,262)	—	—	(639)	—	(8,901)
Credit loss provision, net	30,790	12,404	—	—	—	43,194
Securities	(14,866)	—	—	14,459	—	(407)
Woodstar Fund investments	—	—	(12,965)	—	—	(12,965)
Derivatives	34,363	51	1,217	3,467	(6,270)	32,828
Foreign currency	(14,930)	(75)	(14)	—	—	(15,019)
(Earnings) from unconsolidated entities	(939)	(1,740)	—	(679)	—	(3,358)
Sales of properties	—	—	—	(190)	—	(190)
Recognition of Distributable realized gains / (losses) on:
Loans (2)	(1,720)	—	—	1,763	—	43
Securities (3)	—	—	—	(2,076)	—	(2,076)
Woodstar Fund investments (4)	—	—	14,243	—	—	14,243
Derivatives (5)	19,946	91	4,212	(111)	(6,529)	17,609
Foreign currency (6)	(714)	(30)	14	—	—	(730)
Earnings (loss) from unconsolidated entities (7)	939	(96)	—	497	—	1,340
Sales of properties (8)	—	—	—	79	—	79
Distributable Earnings (Loss)	$191,857	$19,791	$21,038	$12,661	$(88,110)	$157,237
Distributable Earnings (Loss) per Weighted Average Diluted Share	$0.60	$0.06	$0.06	$0.04	$(0.27)	$0.49

The following table presents our summarized results of operations and reconciliation to Distributable Earnings for the three months ended December 31, 2022, by business segment (amounts in thousands, except per share data).

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Total
Revenues	$376,426	$50,854	$23,801	$44,544	$66	$495,691
Costs and expenses	(244,276)	(33,021)	(26,635)	(32,632)	(93,812)	(430,376)
Other income (loss)	(28,867)	1,611	97,790	21,800	(968)	91,366
Income (loss) before income taxes	103,283	19,444	94,956	33,712	(94,714)	156,681
Income tax benefit	11,517	5	—	1,002	—	12,524
Income attributable to non-controlling interests	(4)	—	(24,219)	(4,955)	—	(29,178)
Net income (loss) attributable to Starwood Property Trust, Inc.	114,796	19,449	70,737	29,759	(94,714)	140,027
Add / (Deduct):
Non-controlling interests attributable to Woodstar II Class A Units	—	—	4,691	—	—	4,691
Non-controlling interests attributable to unrealized gains/losses	—	—	17,713	(1,788)	—	15,925
Non-cash equity compensation expense	1,853	266	76	1,459	6,828	10,482
Management incentive fee	—	—	—	—	14,465	14,465
Acquisition and investment pursuit costs	(22)	—	(82)	(223)	—	(327)
Depreciation and amortization	1,728	67	8,231	3,071	—	13,097
Interest income adjustment for securities	4,434	—	—	7,601	—	12,035
Extinguishment of debt, net	—	—	—	—	(247)	(247)
Income tax benefit associated with unrealized fair value adjustments	(11,517)	(5)	—	(1,001)	—	(12,523)
Other non-cash items	3	—	362	77	—	442
Reversal of GAAP unrealized and realized (gains) / losses on: (1)
Loans	24,669	—	—	(5,184)	—	19,485
Credit loss provision (reversal), net	26,753	(219)	—	—	—	26,534
Securities	(16,837)	—	—	4,326	—	(12,511)
Woodstar Fund investments	—	—	(97,003)	—	—	(97,003)
Derivatives	126,837	(7)	(1,919)	2,027	968	127,906
Foreign currency	(116,021)	(253)	29	—	—	(116,245)
Loss (earnings) from unconsolidated entities	8,644	(1,351)	—	(370)	—	6,923
Sales of properties	—	—	—	(25,480)	—	(25,480)
Recognition of Distributable realized gains / (losses) on:
Loans (2)	(385)	—	—	5,197	—	4,812
Securities (3)	—	—	—	(10,715)	—	(10,715)
Woodstar Fund investments (4)	—	—	10,887	—	—	10,887
Derivatives (5)	15,279	64	3,240	(1,181)	(4,792)	12,610
Foreign currency (6)	222	34	(29)	—	—	227
(Loss) earnings from unconsolidated entities (7)	(8,616)	—	—	478	—	(8,138)
Sales of properties (8)	—	—	—	23,167	—	23,167
Distributable Earnings (Loss)	$171,820	$18,045	$16,933	$31,220	$(77,492)	$160,526
Distributable Earnings (Loss) per Weighted Average Diluted Share	$0.53	$0.06	$0.05	$0.10	$(0.24)	$0.50

The following table presents our summarized results of operations and reconciliation to Distributable Earnings for the three months ended March 31, 2022, by business segment (amounts in thousands, except per share data):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Total
Revenues	$225,180	$27,798	$22,415	$57,809	$—	$333,202
Costs and expenses	(78,494)	(15,188)	(20,417)	(36,369)	(93,488)	(243,956)
Other income (loss)	57,084	480	251,588	20,661	(37,168)	292,645
Income (loss) before income taxes	203,770	13,090	253,586	42,101	(130,656)	381,891
Income tax benefit (provision)	5,140	4	—	(2,694)	—	2,450
Income attributable to non-controlling interests	(3)	—	(52,411)	(7,328)	—	(59,742)
Net income (loss) attributable to Starwood Property Trust, Inc.	208,907	13,094	201,175	32,079	(130,656)	324,599
Add / (Deduct):
Non-controlling interests attributable to Woodstar II Class A Units	—	—	4,691	—	—	4,691
Non-controlling interests attributable to unrealized gains/losses	—	—	44,902	2,556	—	47,458
Non-cash equity compensation expense	2,417	297	58	1,275	6,046	10,093
Management incentive fee	—	—	—	—	28,955	28,955
Acquisition and investment pursuit costs	(298)	—	(78)	(169)	—	(545)
Depreciation and amortization	234	95	8,292	3,152	—	11,773
Interest income adjustment for securities	2,490	—	—	(1,708)	—	782
Extinguishment of debt, net	—	—	—	—	(246)	(246)
Other non-cash items	3	—	456	122	—	581
Reversal of GAAP unrealized and realized (gains) / losses on: (1)
Loans	116,228	—	—	9,555	—	125,783
Credit loss reversal, net	(3,299)	(359)	—	—	—	(3,658)
Securities	2,105	—	—	9,291	—	11,396
Woodstar Fund investments	—	—	(234,041)	—	—	(234,041)
Derivatives	(118,395)	(632)	(17,546)	(27,863)	37,168	(127,268)
Foreign currency	27,254	28	(1)	—	—	27,281
Loss (earnings) from unconsolidated entities	1,340	(345)	—	(151)	—	844
Sales of properties	(86,610)	—	—	(11,858)	—	(98,468)
Recognition of Distributable realized gains / (losses) on:
Loans (2)	(36,208)	—	—	(10,561)	—	(46,769)
Securities (3)	(2,768)	—	—	26	—	(2,742)
Woodstar Fund investments(4)	—	—	15,659	—	—	15,659
Derivatives (5)	34,116	(53)	(1,659)	23,413	3,605	59,422
Foreign currency (6)	(178)	112	1	—	—	(65)
(Loss) earnings from unconsolidated entities (7)	(1,239)	345	—	470	—	(424)
Sales of properties (8)	84,738	—	—	177	—	84,915
Distributable Earnings (Loss)	$230,837	$12,582	$21,909	$29,806	$(55,128)	$240,006
Distributable Earnings (Loss) per Weighted Average Diluted Share	$0.73	$0.04	$0.07	$0.09	$(0.17)	$0.76
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
(3)Represents the realized portion of GAAP gains (losses) on CMBS and RMBS carried under the fair value option that are sold or impaired during the period. Upon sale, the difference between the cash proceeds received and the historical cost basis of the security is treated as a realized gain or loss for Distributable Earnings purposes. We consider a CMBS or an RMBS credit loss to be realized when such amounts are deemed nonrecoverable. Non-recoverability is generally at the time the underlying assets within the securitization are liquidated, but non-recoverability may also be determined if, in our determination, it is nearly certain that all amounts due will not be collected. The amount is calculated as the difference between the cash received and the historical cost basis of the security.
(4)Represents GAAP income from the Woodstar Fund investments excluding unrealized changes in the fair value of its underlying assets and liabilities. The amount is calculated as the difference between the Woodstar Fund’s GAAP net income and its unrealized gains (losses), which represents changes in working capital and actual cash distributions received.
(5)Represents the realized portion of GAAP gains or losses on the termination or settlement of derivatives that are accounted for at fair value. Derivatives are only treated as realized for Distributable Earnings when they are terminated or settled, and cash is exchanged. The amount of cash received or paid to terminate or settle the derivative is the amount treated as realized for Distributable Earnings purposes at the time of such termination or settlement.
(6)Represents the realized portion of foreign currency gains (losses) related to assets and liabilities denominated in a foreign currency. Realization occurs when the foreign currency is converted back to USD. The amount is calculated as the difference between the foreign exchange rate at the time the asset was placed on the balance sheet and the foreign exchange rate at the time cash is received and is offset by any gains or losses on the related foreign currency derivative at settlement.
(7)Represents GAAP earnings (loss) from unconsolidated entities excluding non-cash items and unrealized changes in fair value recorded on the books and records of the unconsolidated entities. The difference between GAAP and Distributable Earnings for these entities principally relates to depreciation and unrealized changes in the fair value of mortgage loans and securities.
(8)Represents the realized gain (loss) on sales of properties held at depreciated cost. Because depreciation is a non-cash expense that is excluded from Distributable Earnings, GAAP gains upon sale of a property are higher, and GAAP losses are lower, than the respective realized amounts reflected in Distributable Earnings. The amount is calculated as net sales proceeds less undepreciated cost, adjusted for any noncontrolling interest.

Three Months Ended March 31, 2023 Compared to the Three Months Ended December 31, 2022

Commercial and Residential Lending Segment

The Commercial and Residential Lending Segment’s Distributable Earnings increased by $20.1 million, from $171.8 million during the fourth quarter of 2022 to $191.9 million in the first quarter of 2023. After making adjustments for the calculation of Distributable Earnings, revenues were $416.0 million, costs and expenses were $239.9 million, other income was $15.8 million and there was no income tax provision or benefit.

Revenues, consisting principally of interest income on loans, increased by $35.3 million in the first quarter of 2023, primarily due to an increase in interest income from loans of $31.5 million and investment securities of $3.2 million. The increase in interest income from loans reflects (i) a $32.2 million increase from commercial loans, reflecting higher average index rates, slightly offset by (ii) a $0.7 million decrease from residential loans. The increase in interest income from investment securities was primarily due to higher average index rates on commercial investments and higher RMBS yields.

Costs and expenses increased by $26.2 million in the first quarter of 2023, primarily due to a $27.2 million increase in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio reflecting higher average index rates and borrowings outstanding.

Other income increased by $11.0 million in the first quarter of 2023, primarily due to a $9.4 million decreased loss from an unconsolidated mortgage originator sold in January 2023.

Infrastructure Lending Segment

The Infrastructure Lending Segment’s Distributable Earnings increased by $1.8 million, from $18.0 million during the fourth quarter of 2022 to $19.8 million in the first quarter of 2023. After making adjustments for the calculation of Distributable Earnings, revenues were $56.3 million, costs and expenses were $36.5 million and other loss was nominal.

Revenues, consisting principally of interest income on loans, increased by $5.5 million in the first quarter of 2023, primarily due to an increase in interest income from loans of $4.6 million reflecting higher average index rates.

Costs and expenses increased by $3.6 million in the first quarter of 2023, primarily due to an increase in interest expense reflecting higher average index rates.

Other income decreased by $0.1 million to a nominal loss in the first quarter of 2023.

Property Segment

Distributable Earnings by Portfolio (amounts in thousands)

	For the Three Months Ended
	March 31, 2023	December 31, 2022	Change
Master Lease Portfolio	$5,029	$4,987	$42
Medical Office Portfolio	5,034	4,879	155
Woodstar Fund, net of non-controlling interests	11,667	8,956	2,711
Other/Corporate	(692)	(1,889)	1,197
Distributable Earnings	$21,038	$16,933	$4,105

The Property Segment’s Distributable Earnings increased by $4.1 million, from $16.9 million during the fourth quarter of 2022 to $21.0 million in the first quarter of 2023. After making adjustments for the calculation of Distributable Earnings, revenues were $24.2 million, costs and expenses were $19.7 million, other income was $19.1 million and the deduction of income attributable to non-controlling interests in the Woodstar Fund was $2.6 million.

Revenues increased by $0.2 million in the first quarter of 2023.

Costs and expenses increased by $1.1 million in the first quarter of 2023, primarily due to an increase in interest expense reflecting higher index rates on variable rate borrowings of the Medical Office Portfolio.

Other income increased by $5.7 million in the first quarter of 2023 primarily due to a $3.4 million increase in Distributable Earnings from the Woodstar Fund investments and a $1.2 million increase in realized gain on derivatives which primarily hedge our interest rate risk on borrowings secured by our Medical Office Portfolio.

Income attributable to non-controlling interests in the Woodstar Fund increased $0.7 million in the first quarter of 2023.

Investing and Servicing Segment

The Investing and Servicing Segment’s Distributable Earnings decreased by $18.5 million, from $31.2 million during the fourth quarter of 2022 to $12.7 million in the first quarter of 2023. After making adjustments for the calculation of Distributable Earnings, revenues were $45.7 million, costs and expenses were $29.5 million, other income was $0.1 million, there was no income tax provision and the deduction of income attributable to non-controlling interests was $3.6 million.

Revenues decreased by $6.5 million in the first quarter of 2023, primarily due to a $3.5 million decrease in servicing fees and a $3.1 million decrease in interest income reflecting lower interest recoveries on CMBS investments and reduced interest on lower average balances of conduit loans. The treatment of CMBS interest income on a GAAP basis is complicated by our application of the ASC 810 consolidation rules. In an attempt to treat these securities similar to the trust’s other investment securities, we compute distributable interest income pursuant to an effective yield methodology. In doing so, we segregate the portfolio into various categories based on the components of the bonds’ cash flows and the volatility related to each of these components. We then accrete interest income on an effective yield basis using the components of cash flows that are reliably estimable. Other minor adjustments are made to reflect management’s expectations for other components of the projected cash flow stream.

Costs and expenses increased by $1.2 million in the first quarter of 2023.

Other income includes profit realized upon securitization of loans by our conduit business, gains on sales of CMBS and operating properties, gains and losses on derivatives that were either effectively terminated or novated, and earnings from unconsolidated entities. These items are typically offset by a decrease in the fair value of our domestic servicing rights intangible which reflects the expected amortization of this deteriorating asset, net of increases in fair value due to the attainment of new servicing contracts. Derivatives include instruments which hedge interest rate risk and credit risk on our conduit loans and CMBS investments. For GAAP purposes, the loans, CMBS and derivatives are accounted for at fair value, with all changes in fair value (realized or unrealized) recognized in earnings. The adjustments to Distributable Earnings outlined above are also applied to the GAAP earnings of our unconsolidated entities. Other income decreased by $13.9 million in the first quarter of 2023, primarily due to a $23.1 million decreased gain on sales of operating properties, partially offset by an $8.6 million decrease in recognized credit losses on CMBS.

Income attributable to non-controlling interests decreased $3.1 million, primarily due to non-controlling interests related to the sale of an operating property in the fourth quarter of 2022.

Corporate

Corporate loss increased by $10.6 million, from $77.5 million during the fourth quarter of 2022 to $88.1 million in the first quarter of 2023, primarily due to (i) an $8.3 million increase in interest expense attributable to higher index rates on our term loans and (ii) a $1.7 million decrease in realized gains on fixed-to-floating interest rate swaps which hedge a portion of our unsecured senior notes.

Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022
Commercial and Residential Lending Segment
The Commercial and Residential Lending Segment’s Distributable Earnings decreased by $38.9 million, from $230.8 million during the first quarter of 2022 to $191.9 million in the first quarter of 2023. After making adjustments for the calculation of Distributable Earnings, revenues were $416.0 million, costs and expenses were $239.9 million, other income was $15.8 million and there was no income tax provision or benefit.
Revenues, consisting principally of interest income on loans, increased by $188.3 million in the first quarter of 2023, primarily due to increases in interest income from loans of $173.1 million and investment securities of $14.4 million. The increase in interest income from loans reflects (i) a $166.6 million increase from commercial loans, reflecting higher average index rates and loan balances, and (ii) a $6.5 million increase from residential loans principally due to higher average balances, reflecting the timing of purchases and securitizations, and higher average coupon rates. The increase in interest income from investment securities was primarily due to higher RMBS yields and average investment balances and the effect of higher index rates on certain commercial investments.
Costs and expenses increased by $160.5 million in the first quarter of 2023, primarily due to a $157.8 million increase in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio. The increase in interest expense was primarily due to higher average index rates and higher average borrowings outstanding.
Other income decreased by $61.6 million in the first quarter of 2023, primarily due to the nonrecurrence of an $84.7 million gain on sale of a foreclosed property in the first quarter of 2022, partially offset by a $16.2 million decrease in realized losses on residential loans, net of related interest rate derivatives.
Income taxes principally relate to the taxable nature of this segment’s residential loan securitization activities which are housed in a TRS. The income tax benefit decreased from $5.1 million in the first quarter of 2022 to none in the first quarter of 2023. Consistent with our treatment of other adjustments to GAAP in arriving at Distributable Earnings, income tax benefits are generally not recognized in Distributable Earnings until they are realized.
Infrastructure Lending Segment
The Infrastructure Lending Segment’s Distributable Earnings increased by $7.2 million, from $12.6 million during the first quarter of 2022 to $19.8 million in the first quarter of 2023. After making adjustments for the calculation of Distributable Earnings, revenues were $56.3 million, costs and expenses were $36.5 million and other loss was nominal.
Revenues, consisting principally of interest income on loans, increased by $28.5 million in the first quarter of 2023, primarily due to an increase in interest income from loans of $27.8 million, reflecting higher average index rates and loan balances.
Costs and expenses increased by $21.3 million in the first quarter of 2023, primarily due to an increase in interest expense reflecting higher average index rates and borrowings outstanding.
Other loss decreased by a nominal amount in the first quarter of 2023.
Property Segment
Distributable Earnings by Portfolio (amounts in thousands)

	For the Three Months Ended March 31,
	2023	2022	Change
Master Lease Portfolio	$5,029	$4,342	$687
Medical Office Portfolio	5,034	5,656	(622)
Woodstar Fund, net of non-controlling interests	11,667	12,719	(1,052)
Other/Corporate	(692)	(808)	116
Distributable Earnings	$21,038	$21,909	$(871)

The Property Segment’s Distributable Earnings decreased by $0.9 million, from $21.9 million during the first quarter of 2022 to $21.0 million in the first quarter of 2023. After making adjustments for the calculation of Distributable Earnings, revenues were $24.2 million, costs and expenses were $19.7 million, other income was $19.1 million and the deduction of income attributable to non-controlling interests in the Woodstar Fund was $2.6 million.
Revenues increased by $1.3 million in the first quarter of 2023.
Costs and expenses increased by $7.5 million in the first quarter of 2023, primarily due to an increase in interest expense reflecting higher index rates on variable rate borrowings of the Medical Office Portfolio..
Other income increased by $5.1 million in the first quarter of 2023 primarily due to a $6.5 million increase in realized gain on derivatives which primarily hedge our interest rate risk on borrowings secured by our Medical Office Portfolio, partially offset by a $1.4 million decrease in Distributable Earnings from the Woodstar Fund investments.
Income attributable to non-controlling interests in the Woodstar Fund decreased $0.2 million in the first quarter of 2023.
Investing and Servicing Segment
The Investing and Servicing Segment’s Distributable Earnings decreased by $17.1 million from $29.8 million during the first quarter of 2022 to $12.7 million in the first quarter of 2023. After making adjustments for the calculation of Distributable Earnings, revenues were $45.7 million, costs and expenses were $29.5 million, other income was $0.1 million, there was no income tax provision and the deduction of income attributable to non-controlling interests was $3.6 million.
Revenues decreased by $10.6 million in the first quarter of 2023, primarily due to (i) a $4.4 million decrease in other fee income related to the origination of certain loans contributed into CMBS transactions in the first quarter of 2022 and (ii) a $4.2 million decrease in servicing fees.
Costs and expenses decreased by $2.7 million in the first quarter of 2023, primarily reflecting decreased incentive compensation principally due to lower securitization volume.
Other income decreased by $13.1 million in the first quarter of 2023, primarily due to (i) a $23.5 million unfavorable change in realized (loss) gain on derivatives, principally related to conduit loans, partially offset by (ii) a $12.3 million favorable change in realized gains (losses) on conduit loans.
Income taxes, which principally relate to the taxable nature of this segment’s loan servicing and loan securitization businesses which are housed in a TRS, decreased $2.7 million. Effective January 1, 2023, the TRS which houses these businesses was combined with the TRS which houses our residential loan securitization business into a single TRS. The combined TRS was in a net loss position during the first quarter of 2023, versus a net income position of the individual Investing and Servicing Segment TRS during the first quarter of 2022. Consistent with our treatment of other adjustments to GAAP in arriving at Distributable Earnings, the income tax benefit of the combined TRS will not be recognized in Distributable Earnings until realized.
Income attributable to non-controlling interests decreased $1.2 million.
Corporate
Corporate loss increased by $33.0 million, from $55.1 million during the first quarter of 2022 to $88.1 million in the first quarter of 2023, primarily due to (i) a $22.4 million increase in interest expense on higher average outstanding term loan and unsecured senior note balances, as well as higher index rates on our term loans, and (ii) a $10.1 million unfavorable change in realized (loss) gain on fixed-to-floating interest rate swaps which hedge a portion of our unsecured senior notes.

Liquidity and Capital Resources
Liquidity is a measure of our ability to meet our cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make new investments where appropriate, pay dividends to our stockholders, and other general business needs. We closely monitor our liquidity position and believe that we have sufficient current liquidity and access to additional liquidity to meet our financial obligations for at least the next 12 months. Our strategy for managing liquidity and capital resources has not changed since December 31, 2022. Refer to our Form 10-K for a description of these strategies.
Sources of Liquidity
Our primary sources of liquidity are as follows:
Cash Flows for the Three Months Ended March 31, 2023 (amounts in thousands)

	GAAP	VIE Adjustments	Excluding Securitization VIEs
Net cash used in operating activities	$(28,558)	$(4)	$(28,562)
Cash Flows from Investing Activities:
Origination, purchase and funding of loans held-for-investment	(431,615)	—	(431,615)
Proceeds from principal collections on loans	407,199	—	407,199
Purchase and funding of investment securities	(591)	—	(591)
Proceeds from principal collections on investment securities	40,778	15,329	56,107
Proceeds from sales of real estate	543	—	543
Purchases and additions to properties and other assets	(5,839)	—	(5,839)
Net cash flows from other investments and assets	2,542	—	2,542
Net cash provided by investing activities	13,017	15,329	28,346
Cash Flows from Financing Activities:
Proceeds from borrowings	1,202,077	—	1,202,077
Principal repayments on and repurchases of borrowings	(892,238)	(104)	(892,342)
Payment of deferred financing costs	(2,924)	—	(2,924)
Proceeds from common stock issuances, net of offering costs	1,269	—	1,269
Payment of dividends	(149,765)	—	(149,765)
Distributions to non-controlling interests	(9,390)	—	(9,390)
Repayment of debt of consolidated VIEs	(108)	108	—
Distributions of cash from consolidated VIEs	15,329	(15,329)	—
Net cash provided by financing activities	164,250	(15,325)	148,925
Net increase in cash, cash equivalents and restricted cash	148,709	—	148,709
Cash, cash equivalents and restricted cash, beginning of period	382,133	—	382,133
Effect of exchange rate changes on cash	594	—	594
Cash, cash equivalents and restricted cash, end of period	$531,436	$—	$531,436
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
Cash and cash equivalents increased by $148.7 million during the three months ended March 31, 2023, reflecting net cash provided by financing activities of $148.9 million and investing activities of $28.3 million, partially offset by net cash used in operating activities of $28.5 million.
Net cash used in operating activities of $28.5 million during the three months ended March 31, 2023 related primarily to cash interest expense of $322.9 million, a net change in operating assets and liabilities of $110.0 million, general and administrative expenses of $67.9 million, and originations and purchases of loans held-for-sale, net of sales and principal collections of $14.9 million. Offsetting these cash outflows was cash interest income of $374.4 million from our loans and $50.4 million from our investment securities, other income of $26.7 million, net rental income of $19.4 million and servicing fees of $11.5 million.
Net cash provided by investing activities of $28.3 million for the three months ended March 31, 2023 related primarily to proceeds received from principal collections and sales of loans of $407.2 million and investment securities of $56.1 million, partially offset by the origination and acquisition of loans held-for-investment of $431.6 million and purchase and additions to property and other assets of $5.8 million.
Net cash provided by financing activities of $148.9 million for the three months ended March 31, 2023 related primarily to borrowings on our debt, net of repayments and deferred loan costs, of $306.8 million, partially offset by dividend distributions of $149.8 million.

Our Investment Portfolio
The following is a review of our investment portfolio by segment.
Commercial and Residential Lending Segment
The following table sets forth the amount of each category of investments we owned across various property types within our Commercial and Residential Lending Segment as of March 31, 2023 and December 31, 2022 (dollars in thousands):

	Face Amount	Carrying Value		Asset Specific Financing	Net Investment	Unlevered Return on Asset (6)
March 31, 2023
First mortgages (1)	$15,675,259	$15,600,726		$10,900,024	$4,700,702	8.8%
Subordinated mortgages (2)	73,244	72,379		—	72,379	15.2%
Mezzanine loans (1)	469,176	472,404		—	472,404	14.2%
Other loans	58,927	58,071		—	58,071	12.1%
Loans held-for-sale, fair value option, residential	3,054,552	2,733,358		2,440,882	292,476	4.5%	(5)
RMBS, available-for-sale	200,257	111,069		61,393	49,676	10.5%
RMBS, fair value option	326,274	427,629	(3)	165,760	261,869	14.8%
CMBS, fair value option	102,900	97,236	(3)	49,798	47,438	8.8%
HTM debt securities (4)	607,184	612,052		133,143	478,909	10.1%
Credit loss allowance	—	(118,633)		—	(118,633)
Equity security	11,272	10,134		—	10,134
Investments in unconsolidated entities	N/A	24,955		—	24,955
Properties, net	N/A	464,183		204,387	259,796
	$20,579,045	$20,565,563		$13,955,387	$6,610,176

December 31, 2022
First mortgages (1)	$15,638,781	$15,552,875		$10,883,417	$4,669,458	8.2%
Subordinated mortgages (2)	72,118	71,100		—	71,100	14.6%
Mezzanine loans (1)	442,339	445,363		—	445,363	14.1%
Other loans	59,393	58,393		—	58,393	12.0%
Loans held-for-sale, fair value option, residential	3,092,915	2,763,458		2,155,078	608,380	4.5%	(5)
RMBS, available-for-sale	202,818	113,386		74,798	38,588	11.0%
RMBS, fair value option	326,274	423,183	(3)	166,560	256,623	12.1%
CMBS, fair value option	102,900	97,218	(3)	49,798	47,420	8.4%
HTM debt securities (4)	603,497	607,438		133,143	474,295	9.4%
Credit loss allowance	N/A	(88,973)		—	(88,973)
Equity security	11,057	9,840		—	9,840
Investments in unconsolidated entities	N/A	25,326		—	25,326
Properties, net	N/A	463,492		204,387	259,105
	$20,552,092	$20,542,099		$13,667,181	$6,874,918
__________________________________________
(1)First mortgages include first mortgage loans and any contiguous mezzanine loan components because as a whole, the expected credit quality of these loans is more similar to that of a first mortgage loan. The application of this methodology resulted in mezzanine loans with carrying values of $1.3 billion being classified as first mortgages as of both March 31, 2023 and December 31, 2022, respectively.
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
As of March 31, 2023 and December 31, 2022, our Commercial and Residential Lending Segment’s investment portfolio, excluding residential loans, RMBS, properties and other investments, had the following characteristics based on carrying values:

Collateral Property Type	March 31, 2023	December 31, 2022
Multifamily	33.6%	33.3%
Office	22.5%	23.1%
Hotel	16.6%	16.5%
Mixed Use	9.5%	9.7%
Industrial	6.4%	6.0%
Residential	1.8%	1.8%
Retail	1.7%	1.6%
Other	7.9%	8.0%
	100.0%	100.0%

Geographic Location	March 31, 2023	December 31, 2022
U.S. Regions:
South East	16.5%	16.7%
North East	16.4%	16.0%
South West	15.5%	15.6%
West	10.3%	10.3%
Mid Atlantic	9.1%	9.3%
Midwest	2.7%	2.7%
International:
United Kingdom	13.6%	13.8%
Other Europe	6.9%	6.4%
Australia	7.2%	7.4%
Bahamas/Bermuda	1.8%	1.8%
	100.0%	100.0%

Infrastructure Lending Segment
The following table sets forth the amount of each category of investments we owned within our Infrastructure Lending Segment as of March 31, 2023 and December 31, 2022 (dollars in thousands):

	Face Amount	Carrying Value	Asset Specific Financing	Net Investment	Unlevered Return on Asset (1)
March 31, 2023
First priority infrastructure loans and HTM securities	$2,446,735	$2,404,709	$1,863,084	$541,625	9.4%
Credit loss allowance	N/A	(26,037)	—	(26,037)
Investments in unconsolidated entities	N/A	48,819	—	48,819
	$2,446,735	$2,427,491	$1,863,084	$564,407

December 31, 2022
First priority infrastructure loans and HTM securities	$2,474,994	$2,432,758	$1,856,692	$576,066	9.1%
Credit loss allowance	N/A	(13,622)	—	(13,622)
Investments in unconsolidated entities	N/A	47,078	—	47,078
	$2,474,994	$2,466,214	$1,856,692	$609,522
__________________________________________
(1)Calculated using applicable index rates for variable rate investments as of the respective period end and excludes loans for which interest income is not recognized. In addition to cash coupon, unlevered return includes the amortization of deferred purchase discounts.
As of March 31, 2023 and December 31, 2022, our Infrastructure Lending Segment’s investment portfolio had the following characteristics based on carrying values:

Collateral Type	March 31, 2023	December 31, 2022
Natural gas power	60.3%	61.2%
Midstream/downstream oil & gas	36.5%	37.5%
Renewables	2.0%	—%
Other thermal power	1.2%	1.3%
	100.0%	100.0%

Geographic Location	March 31, 2023	December 31, 2022
U.S. Regions:
North East	39.9%	39.0%
South West	22.0%	21.9%
Midwest	20.6%	21.9%
South East	8.2%	7.4%
West	4.1%	4.6%
Mid-Atlantic	2.0%	1.8%
Other	2.1%	2.1%
International:
Mexico	0.5%	0.5%
Other	0.6%	0.8%
	100.0%	100.0%

Property Segment
The following table sets forth the amount of each category of investments held within our Property Segment as of March 31, 2023 and December 31, 2022 (amounts in thousands):

	March 31, 2023	December 31, 2022
Properties, net	$860,220	$864,778
Lease intangibles, net	27,375	28,470
Woodstar Fund	1,762,162	1,761,002
	$2,649,757	$2,654,250
The following table sets forth our net investment and other information regarding the Property Segment’s properties and lease intangibles as of March 31, 2023 (dollars in thousands):

	Carrying Value	Asset Specific Financing	Net Investment	Occupancy Rate	Weighted Average Remaining Lease Term
Office—Medical Office Portfolio	$770,779	$596,850	$173,929	91.7%	5.6 years
Retail—Master Lease Portfolio	343,790	193,449	150,341	100.0%	19.1 years
Subtotal—undepreciated carrying value	1,114,569	790,299	324,270
Accumulated depreciation and amortization	(226,974)	—	(226,974)
Net carrying value	$887,595	$790,299	$97,296
As of March 31, 2023 and December 31, 2022, our Property Segment’s investment portfolio had the following geographic characteristics based on carrying values:

Geographic Location	March 31, 2023	December 31, 2022
South East	81.4%	81.2%
South West	5.1%	5.2%
Midwest	5.0%	5.0%
North East	4.6%	4.7%
West	3.9%	3.9%
	100.0%	100.0%

Investing and Servicing Segment
The following table sets forth the amount of each category of investments we owned within our Investing and Servicing Segment as of March 31, 2023 and December 31, 2022 (amounts in thousands):

	Face Amount	Carrying Value		Asset Specific Financing		Net Investment
March 31, 2023
CMBS, fair value option	$2,737,344	$1,149,916	(1)	$404,529	(2)	$745,387
Intangible assets - servicing rights	N/A	56,798	(3)	—		56,798
Lease intangibles, net	N/A	8,334		—		8,334
Loans held-for-sale, fair value option, commercial	85,450	77,531		56,957		20,574
Loans held-for-investment	9,492	9,492		—		9,492
Investments in unconsolidated entities	N/A	33,178	(4)	—		33,178
Properties, net	N/A	119,576		129,793		(10,217)
	$2,832,286	$1,454,825		$591,279		$863,546
December 31, 2022
CMBS, fair value option	$2,753,810	$1,165,628	(1)	$405,665	(2)	$759,963
Intangible assets - servicing rights	N/A	56,848	(3)	—		56,848
Lease intangibles, net	N/A	8,791		—		8,791
Loans held-for-sale, fair value option, commercial	23,900	21,136		7,519		13,617
Loans held-for-investment	9,577	9,577		—		9,577
Investments in unconsolidated entities	N/A	33,030	(4)	—		33,030
Properties, net	N/A	121,716		130,072		(8,356)
	$2,787,287	$1,416,726		$543,256		$873,470
______________________________________________

(1)Includes $1.13 billion and $1.15 billion of CMBS eliminated in consolidation against VIE liabilities pursuant to ASC 810 as of March 31, 2023 and December 31, 2022. Also includes $197.0 million and $198.9 million of non-controlling interests in the consolidated entities which hold certain of these CMBS as of March 31, 2023 and December 31, 2022, respectively.
(2)Includes $42.2 million and $42.8 million of non-controlling interests in the consolidated entities which hold certain debt balances as of March 31, 2023 and December 31, 2022, respectively.
(3)Includes $38.7 million and $39.1 million of servicing rights intangibles eliminated in consolidation against VIE assets pursuant to ASC 810 as of March 31, 2023 and December 31, 2022, respectively.
(4)Includes $13.9 million and $13.5 million of investments in unconsolidated entities eliminated in consolidation against VIE assets pursuant to ASC 810 as of March 31, 2023 and December 31, 2022, respectively.

Our REIS Equity Portfolio, as described in Note 6 to the Condensed Consolidated Financial Statements, had the following characteristics based on carrying values as of March 31, 2023 and December 31, 2022, respectively:

Property Type	March 31, 2023	December 31, 2022
Retail	49.4%	49.3%
Office	29.3%	29.6%
Mixed Use	11.9%	11.7%
Multifamily	6.8%	6.8%
Hotel	2.6%	2.6%
	100.0%	100.0%

Geographic Location	March 31, 2023	December 31, 2022
North East	28.6%	28.8%
Mid Atlantic	22.1%	21.9%
West	21.9%	22.0%
Midwest	12.2%	12.2%
South West	8.4%	6.8%
South East	6.8%	8.3%
	100.0%	100.0%

New Credit Facilities and Amendments
Refer to Note 10 of our Condensed Consolidated Financial Statements for a detailed discussion of new credit facilities and amendments to existing credit facilities executed since December 31, 2022.
Secured Borrowings
The following table is a summary of our secured borrowings as of March 31, 2023 (dollars in thousands):

	Current Maturity		Extended Maturity (a)		Weighted Average Pricing		Pledged Asset Carrying Value		Maximum Facility Size		Outstanding Balance		Approved but Undrawn Capacity (b)	Unallocated Financing Amount (c)
Repurchase Agreements:
Commercial Loans	Jun 2023 to Jun 2027	(d)	Oct 2025 to Dec 2030	(d)	Index + 2.06%	(e)	$11,206,590		$12,212,382	(f)	$7,818,505		$379,215	$4,014,662
Residential Loans	Oct 2023 to Apr 2024		N/A		SOFR + 2.22%		2,204,038		3,064,671		1,967,984		356	1,096,331
Infrastructure Loans	Sep 2024		Sep 2026		SOFR + 2.07%		333,957		650,000		274,817		—	375,183
Conduit Loans	Dec 2023 to Jun 2025		Feb 2024 to Jun 2027		SOFR + 2.35%		66,572		375,000		57,960		—	317,040
CMBS/RMBS	Oct 2023 to Apr 2032	(g)	Oct 2023 to Oct 2032	(g)	(h)		1,488,626		1,083,841		824,912	(i)	11,000	247,929
Total Repurchase Agreements							15,299,783		17,385,894		10,944,178		390,571	6,051,145
Other Secured Financing:
Borrowing Base Facility	Nov 2024		Oct 2026		SOFR + 2.11%		12,018		750,000	(j)	9,234		—	740,766
Commercial Financing Facilities	Dec 2023 to Aug 2025		Jul 2025 to Dec 2030		Index + 1.98%		354,323		458,074	(k)	256,247		—	201,827
Residential Financing Facility	Mar 2024		Mar 2027		SOFR + 2.45%		525,297		500,000		474,660		—	25,340
Infrastructure Financing Facilities	Jun 2025 to Oct 2025		Jun 2027 to Jul 2032		Index + 2.08%		1,020,629		1,550,000		776,024		32,865	741,111
Property Mortgages - Fixed rate	Nov 2024 to Sep 2029	(l)	N/A		4.46%		364,090		260,891		260,891		—	—
Property Mortgages - Variable rate	Nov 2023 to Dec 2027		N/A		(m)		1,001,298		850,387		847,625		—	2,762
Term Loans and Revolver	(n)		N/A		(n)		N/A	(n)	1,527,269		1,377,269		150,000	—
STWD 2022-FL3 CLO	Nov 2038		N/A		SOFR + 1.64%		1,010,710		842,500		842,500		—	—
STWD 2021-HTS SASB	Apr 2034		N/A		LIBOR + 2.22%		231,239		210,091		210,091		—	—
STWD 2021-FL2 CLO	Apr 2038		N/A		LIBOR + 1.50%		1,286,362		1,077,375		1,077,375		—	—
STWD 2019-FL1 CLO	Jul 2038		N/A		SOFR + 1.41%		902,795		734,196		734,196		—	—
STWD 2021-SIF2 CLO	Jan 2033		N/A		SOFR + 1.89%		511,809		410,000		410,000		—	—
STWD 2021-SIF1 CLO	Apr 2032		N/A		LIBOR + 1.81%		512,634		410,000		410,000		—	—
Total Other Secured Financing							7,733,204		9,580,783		7,686,112		182,865	1,711,806
							$23,032,987		$26,966,677		$18,630,290		$573,436	$7,762,951
Unamortized net discount											(24,750)
Unamortized deferred financing costs											(85,769)
											$18,519,771
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
(e)Certain facilities with an outstanding balance of $2.9 billion as of March 31, 2023 are indexed to EURIBOR, BBSY, SARON and SONIA. The remainder are indexed to USD LIBOR and SOFR.
(f)Certain facilities with an aggregate initial maximum facility size of $12.1 billion may be increased to $12.2 billion, subject to certain conditions. The $12.2 billion amount includes such upsizes.
(g)Certain facilities with an outstanding balance of $356.2 million as of March 31, 2023 carry a rolling 11-month or 12-month term which may reset monthly or quarterly with the lender's consent. These facilities carry no maximum facility size.
(h)A facility with an outstanding balance of $261.8 million as of March 31, 2023 has a weighted average fixed annual interest rate of 3.25%. All other facilities are variable rate with a weighted average rate of SOFR + 2.15%.

(i)Includes: (i) $261.8 million outstanding on a repurchase facility that is not subject to margin calls; and (ii) $42.2 million outstanding on one of our repurchase facilities that represents the 49% pro rata share owed by a non-controlling partner in a consolidated joint venture (see Note 15 to the Condensed Consolidated Financial Statements).
(j)The maximum facility size as of March 31, 2023 of $450.0 million may be increased to $750.0 million, subject to certain conditions.
(k)Certain facilities with an aggregate initial maximum facility size of $358.1 million may be increased to $458.1 million, subject to certain conditions. The $458.1 million amount includes such upsizes.
(l)The weighted average maturity is 4.2 years as of March 31, 2023.
(m)Includes a $600.0 million first mortgage and mezzanine loan secured by our Medical Office Portfolio. This debt has a weighted average interest rate of LIBOR + 2.07% that we swapped to a fixed rate of 3.34%. The remainder have a weighted average rate of Index + 3.35%.
(n)Consists of: (i) a $778.8 million term loan facility that matures in July 2026, of which $386.0 million has an annual interest rate of LIBOR + 2.50% and $392.8 million has an annual interest rate of LIBOR + 3.25%, subject to a 0.75% LIBOR floor, (ii) a $150.0 million revolving credit facility that matures in April 2026 with an annual interest rate of SOFR + 2.50%, and (iii) a $598.5 million term loan facility that matures in November 2027, with an annual interest rate of SOFR + 3.25%, subject to a 0.50% SOFR floor. These facilities are secured by the equity interests in certain of our subsidiaries which totaled $5.4 billion as of March 31, 2023.

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

Quarter Ended	Quarter-End Balance	Weighted-Average Balance During Quarter	Variance	Explanations for Significant Variances
December 31, 2022	18,299,267	18,084,425	214,842	(a)
March 31, 2023	18,630,290	18,331,322	298,968	(b)
_____________________________________________
(a)Variance primarily related to late quarter pledge of a Euro denominated loan and exchange rate fluctuations.
(b)Variance primarily related to late quarter draws to fund $250 million convertible notes repayment on April 1, 2023.

Borrowings under Unsecured Senior Notes
During the three months ended March 31, 2023 and 2022, the weighted average effective borrowing rate on our unsecured senior notes was 4.7% and 4.8%, respectively. The effective borrowing rate includes the effects of underwriter purchase discount.
Refer to Note 11 to the Condensed Consolidated Financial Statements for further disclosure regarding the terms of our unsecured senior notes.

Scheduled Principal Repayments on Investments and Overhang on Financing Facilities
The following scheduled and/or projected principal repayments on our investments were based on amounts outstanding and extended contractual maturities of those investments as of March 31, 2023. The projected and/or required repayments of financing were based on the earlier of (i) the extended contractual maturity of each credit facility or (ii) the extended contractual maturity of each of the investments that have been pledged as collateral under the respective credit facility (amounts in thousands):

	Scheduled Principal Repayments on Loans and HTM Securities	Scheduled/Projected Principal Repayments on RMBS and CMBS	Projected/Required Repayments of Financing	Scheduled Principal Inflows Net of Financing Outflows
Second Quarter 2023	$838,741	$7,371	$(771,995)	$74,117
Third Quarter 2023	567,259	3,200	(414,394)	156,065
Fourth Quarter 2023	592,947	29,412	(1,627,468)	(1,005,109)	(1)
First Quarter 2024	209,365	5,456	(797,900)	(583,079)	(2)
Total	$2,208,312	$45,439	$(3,611,757)	$(1,358,006)
__________________________________________________
(1)Shortfall primarily relates to (i) $864.6 million of repayments under a Residential Loans repurchase facility that matures in October 2023 that we intend to either extend or refinance with another counterparty; and (ii) $300.0 million of our Senior Notes that mature in November 2023 that we intend to repay with funds generated in the normal course of business.

(2)Shortfall primarily relates to (i) $350.7 million of repayments under a securities facility which carries a rolling 12-month term that we have historically extended, and intend to continue to extend with lender’s consent; and (ii) $303.2 million of repayments under a Residential Loans repurchase facility that matures in March 2024 that we intend to either extend or refinance with another counterparty.
In the normal course of business, the Company is in discussions with its lenders to extend, amend or replace any financing facilities which contain near term expirations.
Issuances of Equity Securities
We may raise funds through capital market transactions by issuing capital stock. There can be no assurance, however, that we will be able to access the capital markets at any particular time or on any particular terms. We have authorized 100,000,000 shares of preferred stock and 500,000,000 shares of common stock. At March 31, 2023, we had 100,000,000 shares of preferred stock available for issuance and 187,779,154 shares of common stock available for issuance.
Other Potential Sources of Financing
In the future, we may also use other sources of financing to fund the acquisition of our target assets and maturities of our unsecured senior notes, including other secured as well as unsecured forms of borrowing and sale of senior loan interests and other assets.
Leverage Policies
Our strategies with regards to use of leverage have not changed significantly since December 31, 2022. Refer to our Form 10-K for a description of our strategies regarding use of leverage.
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

The Company’s board of directors declared the following dividends during the three months ended March 31, 2023:

Declaration Date	Record Date	Payment Date	Amount	Frequency
3/16/23	3/31/23	4/14/23	$0.48	Quarterly
Contractual Obligations and Commitments
Our material contractual obligations and commitments as of March 31, 2023 are as follows (amounts in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Secured financings (a)	$14,946,128	$1,751,249	$2,243,684	$9,053,717	$1,897,478
CLOs and SASB (b)	3,684,162	685,713	1,380,162	1,466,409	151,878
Unsecured senior notes	2,350,000	550,000	900,000	900,000	—
Future loan commitments:
Commercial Lending (c)	1,989,959	1,310,085	673,843	6,031	—
Infrastructure Lending (d)	154,835	154,835	—	—	—
__________________________________________________

(a)Represents the contractual maturity of the respective credit facility, inclusive of available extension options.  If investments that have been pledged as collateral repay earlier than the contractual maturity of the debt, the related portion of the debt would likewise require earlier repayment. Refer to Note 10 to the Condensed Consolidated Financial Statements for the expected maturities by year.

(b)Represents the fully extended maturity of the underlying collateral.

(c)Excludes $275.1 million of loan funding commitments in which management projects the Company will not be obligated to fund in the future due to repayments made by the borrower earlier than, or in excess of, expectations.

(d)Represents contractual commitments of $121.3 million under revolvers and letters of credit, $15.5 million under delayed draw term loans and $18.0 million of outstanding infrastructure loan purchase commitments.
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
Critical Accounting Estimates
Refer to the section of our Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” for a full discussion of our critical accounting estimates. Our critical accounting estimates have not materially changed since December 31, 2022.

Recent Accounting Developments
Refer to Note 2 to the Condensed Consolidated Financial Statements for a discussion of recent accounting developments and the expected impact to the Company.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We seek to manage our risks related to the credit quality of our assets, interest rates, liquidity, prepayment speeds and market value while, at the same time, seeking to provide an opportunity to stockholders to realize attractive risk-adjusted returns through ownership of our capital stock. While we do not seek to avoid risk completely, we believe the risk can be quantified from historical experience and seek to actively manage that risk, to earn sufficient compensation to justify taking those risks and to maintain capital levels consistent with the risks we undertake. Our strategies for managing risk and our exposure to such risks, as described in Item 7A of our Form 10-K, have not changed materially since December 31, 2022 except as described below.
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
We seek to further manage credit risk associated with our Investing and Servicing Segment loans held-for-sale through the purchase of credit instruments. The following table presents our credit instruments as of March 31, 2023 and December 31, 2022 (dollars in thousands):

	Face Value of Loans Held-for-Sale	Aggregate Notional Value of Credit Instruments	Number of Credit Instruments
March 31, 2023	$85,450	$49,000	3
December 31, 2022	$23,900	$49,000	3

Interest Rate Risk
Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. We are subject to interest rate risk in connection with our investments and the related financing obligations. In general, we seek to match the interest rate characteristics of our investments with the interest rate characteristics of any related financing obligations such as repurchase agreements, bank credit facilities, term loans, revolving facilities and securitizations. In instances where the interest rate characteristics of an investment and the related financing obligation are not matched, we mitigate such interest rate risk through the utilization of interest rate derivatives of the same duration. The following table presents financial instruments where we have utilized interest rate derivatives to hedge interest rate risk and the related interest rate derivatives as of March 31, 2023 and December 31, 2022 (dollars in thousands):

	Face Value of Hedged Instruments	Aggregate Notional Value of Credit Instruments	Number of Credit Instruments
Instrument hedged as of March 31, 2023
Loans held-for-sale	$3,140,002	$3,549,700	45
RMBS, available-for-sale	200,257	85,000	2
CMBS, fair value option	86,177	58,800	2
HTM debt securities	11,422	11,422	1
Secured financing agreements	683,017	1,339,560	7
Unsecured senior notes	1,000,000	970,000	2
	$5,120,875	$6,014,482	59
Instrument hedged as of December 31, 2022
Loans held-for-sale	$3,116,815	$2,718,900	36
RMBS, available-for-sale	202,818	85,000	2
CMBS, fair value option	42,793	58,800	2
HTM debt securities	12,005	12,005	1
Secured financing agreements	681,823	1,471,446	9
Unsecured senior notes	1,000,000	970,000	2
	$5,056,254	$5,316,151	52
The following table summarizes the estimated annual change in net investment income for our variable rate investments and our variable rate debt assuming increases or decreases in LIBOR or other applicable index rates and adjusted for the effects of our interest rate hedging activities (amounts in thousands):

Income (Expense) Subject to Interest Rate Sensitivity	Variable rate investments and indebtedness (1)	1.00% Decrease	.50% Decrease	0.50% Increase	1.00% Increase
Investment income from variable rate investments	$18,706,319	$(187,053)	$(93,532)	$93,155	$186,311
Interest expense from variable rate debt, net of interest rate derivatives	(14,030,851)	146,506	72,976	(71,653)	(143,307)
Net investment income from variable rate instruments	$4,675,468	$(40,547)	$(20,556)	$21,502	$43,004
______________________________________________________________________________________________________________________
(1)Includes the notional value of interest rate derivatives.
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
The following table represents our assets and liabilities that are denominated in Pounds Sterling (“GBP”), Euros (“EUR”), Australian dollars (“AUD”) and Swiss Francs (“CHF”), as well as our expected future net interest receipts (amounts in thousands):

	March 31, 2023
	GBP	EUR	AUD		CHF
Foreign currency assets	£1,891,172	€1,015,607	A$	1,838,882	Fr.	62,724
Foreign currency liabilities	(1,381,372)	(376,151)	(1,390,093)		(45,948)
Foreign currency contracts - notional, net	(556,150)	(717,846)	(628,916)		(21,138)
Expected future net interest cash flows	46,350	78,390	180,127		4,362
Net exposure to exchange rate fluctuations	£—	€—	A$	—	Fr.	—
Net exposure to exchange rate fluctuations in USD (1)	$—	$—		$—		$—
______________________________________________________________________________________________________________________

(1)     Represents the U.S. dollar equivalent using the GBP closing rate of 1.2333, EUR closing rate of 1.0842, AUD closing rate of 0.6685 and CHF closing rate of 1.0931 as of March 31, 2023.

Substantially all of our net asset exposure to the GBP, EUR, AUD and CHF has been hedged with foreign currency forward contracts as of March 31, 2023, as indicated in the table above. Refer to Note 13 of the Condensed Consolidated Financial Statements for further detail regarding our foreign currency derivatives and their contractual maturities.

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
Changes in Internal Control Over Financial Reporting. No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
There were no unregistered sales of securities during the three months ended March 31, 2023.
Issuer Purchases of Equity Securities
There were no purchases of common stock during the three months ended March 31, 2023.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
None.

Item 6.    Exhibits.
(a)Index to Exhibits
INDEX TO EXHIBITS

Exhibit No.	Description

10.1	Form of Restricted Stock Award Agreement (Starwood Property Trust, Inc. 2022 Equity Plan) *
31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
__________________________________________
*     Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STARWOOD PROPERTY TRUST, INC.

Date: May 4, 2023	By:	/s/ BARRY S. STERNLICHT
Barry S. Sternlicht Chief Executive Officer Principal Executive Officer

Date: May 4, 2023	By:	/s/ RINA PANIRY
Rina Paniry Chief Financial Officer, Treasurer, Chief Accounting Officer and Principal Financial Officer