Form 10-Q
period 2023-06-30
STARWOOD PROPERTY TRUST, INC.
filed 2023-08-03
CIK 1465128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of July 28, 2023 was 312,777,208.

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
•national and local economic and business conditions, including as a result of the impact of the COVID-19 pandemic;
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited, amounts in thousands, except share data)

	As of June 30,	As of December 31,
	2023	2022
Assets:
Cash and cash equivalents	$333,929	$261,061
Restricted cash	120,283	121,072
Loans held-for-investment, net of credit loss allowances of $236,804 and $99,413	17,713,146	18,401,439
Loans held-for-sale ($2,732,996 and $2,784,594 held at fair value)	2,774,388	2,784,594
Investment securities, net of credit loss allowances of $10,620 and $3,182 ($135,856 and $142,334 held at fair value)	764,117	815,804
Properties, net	1,442,763	1,449,986
Investments of consolidated affordable housing fund, at fair value	1,976,985	1,761,002
Investments in unconsolidated entities	93,651	91,892
Goodwill	259,846	259,846
Intangible assets ($18,256 and $17,790 held at fair value)	68,232	68,773
Derivative assets	79,009	108,621
Accrued interest receivable	189,622	168,521
Other assets	489,526	297,477
Variable interest entity (“VIE”) assets, at fair value	46,864,870	52,453,041
Total Assets	$73,170,367	$79,043,129
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$268,077	$298,999
Related-party payable	27,325	41,186
Dividends payable	152,418	151,511
Derivative liabilities	97,483	91,404
Secured financing agreements, net	14,505,047	14,501,532
Collateralized loan obligations and single asset securitization, net	3,659,793	3,676,224
Unsecured senior notes, net	2,083,517	2,329,211
VIE liabilities, at fair value	45,183,730	50,754,355
Total Liabilities	65,977,390	71,844,422
Commitments and contingencies (Note 22)
Temporary Equity: Redeemable non-controlling interests	408,034	362,790
Permanent Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Preferred stock, $0.01 per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 per share, 500,000,000 shares authorized, 320,217,189 issued and 312,768,498 outstanding as of June 30, 2023 and 318,123,861 issued and 310,675,170 outstanding as of December 31, 2022	3,202	3,181
Additional paid-in capital	5,842,813	5,807,087
Treasury stock (7,448,691 shares)	(138,022)	(138,022)
Retained earnings	689,146	769,237
Accumulated other comprehensive income	17,355	20,955
Total Starwood Property Trust, Inc. Stockholders’ Equity	6,414,494	6,462,438
Non-controlling interests in consolidated subsidiaries	370,449	373,479
Total Permanent Equity	6,784,943	6,835,917
Total Liabilities and Equity	$73,170,367	$79,043,129
________________________________________________________
Note: In addition to the VIE assets and liabilities which are separately presented, our condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022 include assets of $4.4 billion and $4.5 billion, respectively, and liabilities of $3.7 billion, as of both June 30, 2023 and December 31, 2022, related to consolidated collateralized loan obligations (“CLOs”) and a single asset securitization (“SASB”), which are considered to be VIEs. The CLOs’ and SASB’s assets can only be used to settle obligations of the CLOs and SASB, and the CLOs’ and SASB’s liabilities do not have recourse to Starwood Property Trust, Inc. Refer to Note 15 for additional discussion of VIEs.

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited, amounts in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Interest income from loans	$455,849	$261,150	$886,757	$494,769
Interest income from investment securities	18,919	15,306	37,556	29,289
Servicing fees	6,342	12,553	13,598	22,545
Rental income	32,307	31,524	64,596	63,104
Other revenues	2,252	5,053	3,576	9,871
Total revenues	515,669	325,586	1,006,083	619,578
Costs and expenses:
Management fees	30,978	31,624	70,518	86,919
Interest expense	363,332	152,618	698,633	279,069
General and administrative	43,156	45,005	85,264	89,326
Acquisition and investment pursuit costs	145	517	414	939
Costs of rental operations	11,467	10,598	23,133	19,888
Depreciation and amortization	12,323	12,240	24,739	23,887
Credit loss provision, net	121,925	8,438	165,119	4,780
Other expense	126	1,258	974	1,313
Total costs and expenses	583,452	262,298	1,068,794	506,121
Other income (loss):
Change in net assets related to consolidated VIEs	54,123	8,373	95,261	35,122
Change in fair value of servicing rights	162	(365)	466	719
Change in fair value of investment securities, net	(12)	(1,245)	70	(1,600)
Change in fair value of mortgage loans, net	(53,342)	(113,480)	(44,441)	(239,263)
Income from affordable housing fund investments	223,823	307,165	236,788	541,206
Earnings from unconsolidated entities	9,962	3,865	12,687	2,955
Gain on sale of investments and other assets, net	4,680	138	4,870	98,606
Gain on derivative financial instruments, net	56,376	128,583	23,548	255,851
Foreign currency gain (loss), net	23,334	(78,602)	38,353	(105,883)
Loss on extinguishment of debt	(1,123)	—	(1,184)	(823)
Other loss, net	(26,624)	(33,809)	(29,165)	(34,572)
Total other income	291,359	220,623	337,253	552,318
Income before income taxes	223,576	283,911	274,542	665,775
Income tax (provision) benefit	(1,197)	(2,206)	7,598	244
Net income	222,379	281,705	282,140	666,019
Net income attributable to non-controlling interests	(53,536)	(69,418)	(61,323)	(129,133)
Net income attributable to Starwood Property Trust, Inc.	$168,843	$212,287	$220,817	$536,886

Earnings per share data attributable to Starwood Property Trust, Inc.:
Basic	$0.54	$0.68	$0.70	$1.72
Diluted	$0.54	$0.67	$0.70	$1.69
See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited, amounts in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$222,379	$281,705	$282,140	$666,019
Other comprehensive income (loss) (net change by component):
Available-for-sale securities	(2,496)	(6,699)	(3,600)	(11,983)
Other comprehensive loss	(2,496)	(6,699)	(3,600)	(11,983)
Comprehensive income	219,883	275,006	278,540	654,036
Less: Comprehensive income attributable to non-controlling interests	(53,536)	(69,418)	(61,323)	(129,133)
Comprehensive income attributable to Starwood Property Trust, Inc.	$166,347	$205,588	$217,217	$524,903
See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity
For the Three Months Ended June 30, 2023 and 2022
(Unaudited, amounts in thousands, except share data)

	Temporary Equity	Common stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Starwood Property Trust, Inc. Stockholders’ Equity	Non- Controlling Interests	Total Permanent Equity
		Shares	Par Value		Shares	Amount
Balance, March 31, 2023	$364,418	319,669,537	$3,197	$5,826,509	7,448,691	$(138,022)	$670,690	$19,851	$6,382,225	$370,248	$6,752,473
Proceeds from DRIP Plan	—	15,795	—	275	—	—	—	—	275	—	275
Proceeds from employee stock purchase plan	—	23,998	—	353	—	—	—	—	353	—	353
Share-based compensation	—	130,652	1	9,497	—	—	—	—	9,498	—	9,498
Manager fees paid in stock	—	377,207	4	6,179	—	—	—	—	6,183	—	6,183
Net income	45,661	—	—	—	—	—	168,843	—	168,843	7,875	176,718
Dividends declared, $0.48 per share	—	—	—	—	—	—	(150,387)	—	(150,387)	—	(150,387)
Other comprehensive loss, net	—	—	—	—	—	—	—	(2,496)	(2,496)	—	(2,496)
Distributions to non-controlling interests	(2,045)	—	—	—	—	—	—	—	—	(7,674)	(7,674)
Balance, June 30, 2023	$408,034	320,217,189	$3,202	$5,842,813	7,448,691	$(138,022)	$689,146	$17,355	$6,414,494	$370,449	$6,784,943

Balance, March 31, 2022	$261,685	314,360,996	$3,144	$5,709,027	7,448,691	$(138,022)	$669,877	$35,669	$6,279,695	$368,273	$6,647,968
Proceeds from ATM agreement	—	1,415,564	14	33,307	—	—	—	—	33,321	—	33,321
Proceeds from DRIP Plan	—	12,208	—	284	—	—	—	—	284	—	284
Equity offering costs	—	—	—	(667)	—	—	—	—	(667)	—	(667)
Share-based compensation	—	224,639	3	9,904	—	—	—	—	9,907	—	9,907
Manager fees paid in stock	—	647,128	6	14,678	—	—	—	—	14,684	—	14,684
Net income	62,783	—	—	—	—	—	212,287	—	212,287	6,635	218,922
Dividends declared, $0.48 per share	—	—	—	—	—	—	(148,816)	—	(148,816)	—	(148,816)
Other comprehensive loss, net	—	—	—	—	—	—	—	(6,699)	(6,699)	—	(6,699)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	17,236	17,236
Distributions to non-controlling interests	(1,715)	—	—	—	—	—	—	—	—	(11,753)	(11,753)
Balance, June 30, 2022	$322,753	316,660,535	$3,167	$5,766,533	7,448,691	$(138,022)	$733,348	$28,970	$6,393,996	$380,391	$6,774,387
See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity (Continued)
For the Six Months Ended June 30, 2023 and 2022
(Unaudited, amounts in thousands, except share data)

	Temporary Equity	Common stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Starwood Property Trust, Inc. Stockholders’ Equity	Non- Controlling Interests	Total Permanent Equity
		Shares	Par Value		Shares	Amount
Balance, December 31, 2022	$362,790	318,123,861	$3,181	$5,807,087	7,448,691	$(138,022)	$769,237	$20,955	$6,462,438	$373,479	$6,835,917
Proceeds from DRIP Plan	—	31,452	—	574	—	—	—	—	574	—	574
Proceeds from employee stock purchase plan	—	89,024	1	1,322	—	—	—	—	1,323	—	1,323
Share-based compensation	—	1,222,441	12	20,422	—	—	—	—	20,434	—	20,434
Manager fees paid in stock	—	750,411	8	13,408	—	—	—	—	13,416	—	13,416
Net income	47,948	—	—	—	—	—	220,817	—	220,817	13,375	234,192
Dividends declared, $0.96 per share	—	—	—	—	—	—	(300,908)	—	(300,908)	—	(300,908)
Other comprehensive loss, net	—	—	—	—	—	—	—	(3,600)	(3,600)	—	(3,600)
Distributions to non-controlling interests	(2,704)	—	—	—	—	—	—	—	—	(16,405)	(16,405)
Balance, June 30, 2023	$408,034	320,217,189	$3,202	$5,842,813	7,448,691	$(138,022)	$689,146	$17,355	$6,414,494	$370,449	$6,784,943

Balance, December 31, 2021	$214,915	312,268,944	$3,123	$5,673,376	7,448,691	$(138,022)	$493,106	$40,953	$6,072,536	$361,356	$6,433,892
Proceeds from ATM agreement	—	1,415,564	14	33,307	—	—	—	—	33,321	—	33,321
Proceeds from DRIP Plan	—	22,469	—	535	—	—	—	—	535	—	535
Equity offering costs	—	—	—	(756)	—	—	—	—	(756)	—	(756)
Share-based compensation	—	1,237,602	13	19,987	—	—	—	—	20,000	—	20,000
Manager fees paid in stock	—	1,715,956	17	40,084	—	—	—	—	40,101	—	40,101
Net income	110,503	—	—	—	—	—	536,886	—	536,886	18,630	555,516
Dividends declared, $0.96 per share	—	—	—	—	—	—	(296,644)	—	(296,644)	—	(296,644)
Other comprehensive loss, net	—	—	—	—	—	—	—	(11,983)	(11,983)	—	(11,983)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	21,926	21,926
Distributions to non-controlling interests	(2,665)	—	—	—	—	—	—	—	—	(21,521)	(21,521)
Balance, June 30, 2022	$322,753	316,660,535	$3,167	$5,766,533	7,448,691	$(138,022)	$733,348	$28,970	$6,393,996	$380,391	$6,774,387
See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited, amounts in thousands)

	For the Six Months Ended June 30
	2023	2022
Cash Flows from Operating Activities:
Net income	$282,140	$666,019
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs, premiums and discounts on secured borrowings	26,026	23,158
Amortization of discounts and deferred financing costs on unsecured senior notes	4,306	4,343
Accretion of net discount on investment securities	(4,273)	(7,010)
Accretion of net deferred loan fees and discounts	(32,212)	(30,869)
Share-based compensation	20,434	20,000
Manager fees paid in stock	13,416	40,101
Change in fair value of investment securities	(70)	1,600
Change in fair value of consolidated VIEs	(22,696)	36,885
Change in fair value of servicing rights	(466)	(719)
Change in fair value of loans	44,441	239,263
Change in fair value of affordable housing fund investments	(215,983)	(518,541)
Change in fair value of derivatives	13,335	(260,677)
Foreign currency (gain) loss, net	(38,353)	105,883
Gain on sale of investments and other assets	(4,870)	(98,606)
Impairment charges on properties and related intangibles	23,856	55
Credit loss provision, net	165,119	4,780
Depreciation and amortization	27,295	26,118
Earnings from unconsolidated entities	(12,687)	(2,955)
Distributions of earnings from unconsolidated entities	7,299	4,632
Loss on extinguishment of debt	1,184	624
Origination and purchase of loans held-for-sale, net of principal collections	(162,212)	(3,491,526)
Proceeds from sale of loans held-for-sale	171,318	3,960,798
Changes in operating assets and liabilities:
Related-party payable	(13,861)	(45,617)
Accrued and capitalized interest receivable, less purchased interest	(77,999)	(72,498)
Other assets	(17,963)	(60,627)
Accounts payable, accrued expenses and other liabilities	(36,168)	140,629
Net cash provided by operating activities	160,356	685,243
Cash Flows from Investing Activities:
Origination, purchase and funding of loans held-for-investment	(1,039,139)	(3,892,225)
Proceeds from principal collections on loans	1,477,281	1,204,499
Proceeds from loans sold	52,912	6,469
Purchase and funding of investment securities	(1,452)	(86,058)
Proceeds from sales and redemptions of investment securities	295	—
Proceeds from principal collections on investment securities	51,348	15,180
Proceeds from sales of real estate	19,037	147,334
Purchases and additions to properties and other assets	(14,314)	(11,276)
Investments in unconsolidated entities	—	(461)
Distribution of capital from unconsolidated entities	2,607	3,375
Cash resulting from initial consolidation of entities	123	617
Payments for purchase or termination of derivatives	(9,397)	(16,308)
Proceeds from termination of derivatives	12,781	152,360
Net cash provided by (used in) investing activities	552,082	$(2,476,494)

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited, amounts in thousands)

	For the Six Months Ended June 30
	2023	2022
Cash Flows from Financing Activities:
Proceeds from borrowings	$2,342,276	$10,035,448
Principal repayments on and repurchases of borrowings	(2,700,729)	(7,683,627)
Payment of deferred financing costs	(5,093)	(33,885)
Proceeds from common stock issuances	1,897	33,856
Payment of equity offering costs	—	(756)
Payment of dividends	(300,001)	(294,277)
Contributions from non-controlling interests	—	21,926
Distributions to non-controlling interests	(19,109)	(24,186)
Repayment of debt of consolidated VIEs	(216)	(290,034)
Distributions of cash from consolidated VIEs	40,447	42,753
Net cash (used in) provided by financing activities	(640,528)	1,807,218
Net increase in cash, cash equivalents and restricted cash	71,910	15,967
Cash, cash equivalents and restricted cash, beginning of period	382,133	321,914
Effect of exchange rate changes on cash	169	(1,075)
Cash, cash equivalents and restricted cash, end of period	$454,212	$336,806
Supplemental disclosure of cash flow information:
Cash paid for interest	$662,047	$227,051
Income taxes paid (refunded), net	1,873	(8,220)
Supplemental disclosure of non-cash investing and financing activities:
Dividends declared, but not yet paid	$152,892	$150,556
Consolidation of VIEs (VIE asset/liability additions)	—	4,361,325
Deconsolidation of VIEs (VIE asset/liability reductions)	—	730,012
Net assets acquired through foreclosure, control or conversion to equity interest:
Assets acquired, less cash	40,897	145,330
Liabilities assumed	74	95,796
Loan principal collections temporarily held at master servicer	158,125	14,053
Reclassification of loans held-for-investment to loans held-for-sale	41,392	63,962
See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
As of June 30, 2023
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
We have four reportable business segments as of June 30, 2023 and we refer to the investments within these segments as our target assets:
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
These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (our “Form 10-K”), as filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the operating results for the full year.
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

Earnings Per Share
We present both basic and diluted earnings per share (“EPS”) amounts in our financial statements. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS reflects the maximum potential dilution that could occur from (i) our share-based compensation, consisting of unvested restricted stock awards (“RSAs”) and restricted stock units (“RSUs and any outstanding discounted share purchase options under the Employee Stock Purchase Program (“ESPP”), (ii) shares contingently issuable to our Manager, (iii) the conversion options associated with our senior convertible notes (the “Convertible Notes”) (see Notes 11 and 18) and (iv) non-controlling interests that are redeemable with our common stock (see Note 17). Potential dilutive shares are excluded from the calculation if they have an anti-dilutive effect in the period.

Nearly all of the Company’s unvested RSUs and RSAs contain rights to receive non-forfeitable dividends and thus are participating securities. In addition, the non-controlling interests that are redeemable with our common stock are considered participating securities because they earn a preferred return indexed to the dividend rate on our common stock (see Note 17). Due to the existence of these participating securities, the two-class method of computing EPS is required, unless another method is determined to be more dilutive. Under the two-class method, undistributed earnings are reallocated between shares of common stock and participating securities. For the three and six months ended June 30, 2023 and 2022, the two-class method resulted in the most dilutive EPS calculation.

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
We believe the estimates and assumptions underlying our consolidated financial statements are reasonable and supportable based on the information available as of June 30, 2023. Actual results may ultimately differ from those estimates.
Recent Accounting Developments
On March 12, 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and on January 11, 2021, issued ASU 2021-01, Reference Rate Reform (Topic 848) – Scope, both of which provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference LIBOR or other reference rates expected to be discontinued because of reference rate reform. These ASUs are effective through December 31, 2024, as extended by ASU 2022-06, Deferral of the Sunset Date of Topic 848, issued by the FASB on December 21, 2022. The Company has not adopted any of the optional expedients or exceptions through June 30, 2023.

3. Acquisitions and Divestitures
Investing and Servicing Segment Property Portfolio (“REIS Equity Portfolio”)

During the three and six months ended June 30, 2023, we sold an operating property for $16.3 million within the REIS Equity Portfolio. In connection with this sale, we recognized a total gain of $4.8 million within gain on sale of investments and other assets in our condensed consolidated statements of operations. During the six months ended June 30, 2022, we sold an operating property for $34.5 million. In connection with this sale, we recognized a gain of $11.7 million within gain on sale of investments and other assets in our condensed consolidated statement of operations.

Commercial and Residential Lending Segment
During the six months ended June 30, 2023, there were no material sales of property within the Commercial and Residential Lending Segment. During the six months ended June 30, 2022, we sold a distribution facility located in Orlando, Florida that was previously acquired in April 2019 through foreclosure of a loan with a carrying value of $18.5 million. The property was sold for $114.8 million and we recognized a gain of $86.6 million within gain on sale of investments and other assets in our condensed consolidated statement of operations.

During the three and six months ended June 30, 2023 and 2022, we had no significant acquisitions of properties or businesses other than properties acquired through loan foreclosure or obtaining equity control as discussed in Note 4.

4. Loans
Our loans held-for-investment are accounted for at amortized cost and our loans held-for-sale are accounted for at the lower of cost or fair value, unless we have elected the fair value option for either. The following tables summarize our investments in mortgages and loans as of June 30, 2023 and December 31, 2022 (dollars in thousands):

June 30, 2023	Carrying Value	Face Amount	Weighted Average Coupon (1)	Weighted Average Life (“WAL”) (years)(2)
Loans held-for-investment:
Commercial loans:
First mortgages (3)	$15,262,891	$15,342,980	8.9%	1.4
Subordinated mortgages (4)	74,177	74,870	14.6%	1.3
Mezzanine loans (3)	327,532	323,764	12.2%	1.4
Other	73,644	74,351	8.2%	1.0
Total commercial loans	15,738,244	15,815,965
Infrastructure first priority loans	2,211,706	2,242,243	9.5%	3.8
Total loans held-for-investment	17,949,950	18,058,208
Loans held-for-sale:
Residential, fair value option	2,621,642	3,008,047	4.5%	N/A	(5)
Commercial, $111,354 under fair value option (6)	152,746	153,797	6.6%	5.2
Total loans held-for-sale	2,774,388	3,161,844
Total gross loans	20,724,338	$21,220,052
Credit loss allowances:
Commercial loans held-for-investment	(217,071)
Infrastructure loans held-for-investment	(19,733)
Total allowances	(236,804)
Total net loans	$20,487,534

December 31, 2022
Loans held-for-investment:
Commercial loans:
First mortgages (3)	$15,562,452	$15,648,358	7.9%	1.7
Subordinated mortgages (4)	71,100	72,118	13.6%	1.8
Mezzanine loans (3)	445,363	442,339	12.9%	1.0
Other	58,393	59,393	8.2%	1.4
Total commercial loans	16,137,308	16,222,208
Infrastructure first priority loans	2,363,544	2,395,762	8.6%	3.9
Total loans held-for-investment	18,500,852	18,617,970
Loans held-for-sale:
Residential, fair value option	2,763,458	3,092,915	4.5%	N/A	(5)
Commercial, fair value option	21,136	23,900	5.7%	8.6
Total loans held-for-sale	2,784,594	3,116,815
Total gross loans	21,285,446	$21,734,785
Credit loss allowances:
Commercial loans held-for-investment	(88,801)
Infrastructure loans held-for-investment	(10,612)
Total allowances	(99,413)
Total net loans	$21,186,033

______________________________________________________________________________________________________________________
(1)Calculated using applicable index rates as of June 30, 2023 and December 31, 2022 for variable rate loans and excludes loans for which interest income is not recognized.
(2)Represents the WAL of each respective group of loans, excluding loans for which interest income is not recognized, as of the respective balance sheet date. The WAL of each individual loan is calculated using amounts and timing of future principal payments, as projected at origination or acquisition.
(3)First mortgages include first mortgage loans and any contiguous mezzanine loan components because as a whole, the expected credit quality of these loans is more similar to that of a first mortgage loan. The application of this methodology resulted in mezzanine loans with carrying values of $1.1 billion and $1.3 billion being classified as first mortgages as of June 30, 2023 and December 31, 2022, respectively.
(4)Subordinated mortgages include B-Notes and junior participation in first mortgages where we do not own the senior A-Note or senior participation. If we own both the A-Note and B-Note, we categorize the loan as a first mortgage loan.
(5)Residential loans have a weighted average remaining contractual life of 28.3 years and 28.8 years as of June 30, 2023 and December 31, 2022, respectively.
(6)During the six months ended June 30, 2023, $41.4 million of commercial loans held-for-investment were reclassified into loans held-for-sale.
As of June 30, 2023, our variable rate loans held-for-investment, excluding loans for which interest income is not recognized, were as follows (dollars in thousands):

June 30, 2023	Carrying Value	Weighted-average Spread Above Index
Commercial loans	$15,026,054	4.0%
Infrastructure loans	2,198,800	4.0%
Total variable rate loans held-for-investment	$17,224,854	4.0%

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
The macroeconomic forecasts do not differentiate among property types or asset classes. Instead, these forecasts reference general macroeconomic conditions (i.e. Gross Domestic Product, employment and interest rates) which apply broadly across all assets. For instance, although the office sector has been adversely affected by the increase in remote working arrangements and the retail sector has been adversely affected by electronic commerce, the broad macroeconomic forecasts do not account for such differentiation. Accordingly, we have selected a more adverse macroeconomic recovery forecast related to office and retail properties than for other property types in determining our credit loss allowance. We have also selected a more adverse macroeconomic recovery forecast for those properties which are experiencing more challenges than their general property type or asset class.

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
The significant credit quality indicators for our loans measured at amortized cost, which excludes loans held-for-sale, were as follows as of June 30, 2023 (dollars in thousands):

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Total	Total Amortized Cost Basis	Credit Loss Allowance
As of June 30, 2023	2023	2022	2021	2020	2019	Prior
Commercial loans:
Credit quality indicator:
LTV < 60%	$275,770	$1,958,777	$2,824,122	$200,775	$1,106,017	$440,664	$—	$6,806,125	$17,789
LTV 60% - 70%	—	1,903,719	3,922,152	98,406	272,684	323,718	—	6,520,679	66,179
LTV > 70%	39,248	102,185	549,751	449,713	483,805	659,168	—	2,283,870	128,178
Credit deteriorated	—	—	—	—	—	53,925	—	53,925	4,925
Defeased and other	15,900	42,138	—	—	—	15,607	—	73,645	—
Total commercial	$330,918	$4,006,819	$7,296,025	$748,894	$1,862,506	$1,493,082	$—	$15,738,244	$217,071
Infrastructure loans:
Credit quality indicator:
Power	$57,497	$73,841	$114,023	$79,431	$281,282	$625,038	$13,402	$1,244,514	$3,401
Oil and gas	108,488	124,841	347,740	—	187,507	134,862	2,028	905,466	5,025
Other	48,819	—	—	—	—	—	—	48,819	201
Credit deteriorated	—	—	—	—	—	12,907	—	12,907	11,106
Total infrastructure	$214,804	$198,682	$461,763	$79,431	$468,789	$772,807	$15,430	$2,211,706	$19,733
Loans held-for-sale								2,774,388	—
Total gross loans								$20,724,338	$236,804

Non-Credit Deteriorated Loans
As of June 30, 2023, we had the following loans with a combined amortized cost basis of $376.7 million that were 90 days or greater past due at June 30, 2023: (i) a $156.8 million mortgage loan on an office complex in Brooklyn, New York; (ii) a $120.8 million senior mortgage loan on an office building in Washington, DC; (iii) $52.1 million of residential loans; (iv) a $37.8 million leasehold mortgage loan on a luxury resort in California destroyed by wildfire; and (v) a $9.2 million loan on a hospitality asset in New York City that our Investing and Servicing Segment acquired as nonperforming in October 2021. All of these loans were on nonaccrual as of June 30, 2023 with the exception of (i).
We also had the following loan on nonaccrual that was not 90 days or greater past due as of June 30, 2023: a $218.0 million senior loan on a retail and entertainment project in New Jersey, of which $7.3 million was previously converted into equity interests (see Note 8). The loan was not considered credit deteriorated as we presently expect to recover all amounts due.
Credit Deteriorated Loans
As of June 30, 2023, we had the following loans that were deemed credit deteriorated: (i) a $63.7 million commercial mortgage loan on an office and retail complex in Arizona for which we provided a $14.7 million specific credit loss provision during the three months ended June 30, 2023, which was charged off in the same period, (ii) a $12.9 million infrastructure loan participation collateralized by a first priority lien on two natural gas fired power plants near Chicago for which we provided a $6.7 million specific credit loss provision during the three months ended March 31, 2023 when the borrower filed for bankruptcy, and a $4.4 million additional specific credit loss provision during the three months ended June 30, 2023, and (iii) a $4.9 million commercial subordinated loan secured by a department store in Chicago which was fully reserved in prior years. All of these loans are on nonaccrual under the cost recovery method as of June 30, 2023.
Foreclosures
In May 2023, we obtained a deed in lieu of foreclosure on a mortgage loan on the retail portion of a hotel located in Chicago, which resulted in our obtaining physical possession of the underlying collateral. The carrying value of the loan was $41.1 million. In connection therewith, we reclassified the carrying value of the loan (representing our acquisition cost of the underlying land, building and in-place leases) to properties ($36.8 million) and lease intangible assets ($4.3 million) in accordance with the asset acquisition provisions of ASC 805.
The following tables present the activity in our credit loss allowance for funded loans and unfunded commitments (amounts in thousands):

	Funded Commitments Credit Loss Allowance
	Loans Held-for-Investment		Total Funded Loans
Six Months Ended June 30, 2023	Commercial	Infrastructure
Credit loss allowance at December 31, 2022	$88,801	$10,612	$99,413
Credit loss provision, net	142,932	9,121	152,053
Charge-offs (1)	(14,662)	—	(14,662)
Credit loss allowance at June 30, 2023	$217,071	$19,733	$236,804
_____________________________________________________________________________________________________________________
(1)Represents the charge-off of a credit loss allowance relating to the portion of a credit deteriorated commercial mortgage loan on an office and retail complex in Arizona deemed uncollectible (see discussion above). Such loan was originated in 2015.

	Unfunded Commitments Credit Loss Allowance (1)
	Loans Held-for-Investment
Six Months Ended June 30, 2023	Commercial	Infrastructure	CMBS (2)	Total
Credit loss allowance at December 31, 2022	$9,749	$72	$52	$9,873
Credit loss provision (reversal), net	5,551	(27)	104	5,628
Credit loss allowance at June 30, 2023	$15,300	$45	$156	$15,501
Memo: Unfunded commitments as of June 30, 2023 (3)	$1,721,337	$11,250	$34,891	$1,767,478
______________________________________________________________________________________________________________________
(1)Included in accounts payable, accrued expenses and other liabilities in our consolidated balance sheets.
(2)See Note 5 for further details.

(3)Represents amounts expected to be funded (see Note 22).
Loan Portfolio Activity
The activity in our loan portfolio was as follows (amounts in thousands):

	Held-for-Investment Loans
Six Months Ended June 30, 2023	Commercial	Infrastructure	Residential	Held-for-Sale Loans	Total Loans
Balance at December 31, 2022	$16,048,507	$2,352,932	$—	$2,784,594	$21,186,033
Acquisitions/originations/additional funding	780,232	258,907	—	249,450	1,288,589
Capitalized interest (1)	57,680	259	—	7	57,946
Basis of loans sold (2)	(53,000)	—	—	(171,318)	(224,318)
Loan maturities/principal repayments	(1,216,797)	(418,180)	—	(84,651)	(1,719,628)
Discount accretion/premium amortization	25,833	6,379	—	—	32,212
Changes in fair value	—	—	—	(44,441)	(44,441)
Foreign currency translation gain, net	104,113	797	—	—	104,910
Credit loss provision, net	(142,932)	(9,121)	—	—	(152,053)
Loan foreclosure	(41,071)	—	—	(645)	(41,716)	(3)
Transfer to/from other asset classifications or between segments	(41,392)	—	—	41,392	—
Balance at June 30, 2023	$15,521,173	$2,191,973	$—	$2,774,388	$20,487,534

	Held-for-Investment Loans
Six Months Ended June 30, 2022	Commercial	Infrastructure	Residential	Held-for-Sale Loans	Total Loans
Balance at December 31, 2021	$13,450,198	$2,027,426	$59,225	$2,876,800	$18,413,649
Acquisitions/originations/additional funding	3,510,157	382,068	—	3,607,070	7,499,295
Capitalized interest (1)	54,414	242	—	147	54,803
Basis of loans sold (2)	(6,330)	—	—	(3,960,798)	(3,967,128)
Loan maturities/principal repayments	(1,034,439)	(148,225)	(4,207)	(110,642)	(1,297,513)
Discount accretion/premium amortization	26,525	4,344	—	—	30,869
Changes in fair value	—	—	629	(239,892)	(239,263)
Foreign currency translation loss, net	(299,206)	(2,740)	—	—	(301,946)
Credit loss provision, net	(10,071)	(108)	—	—	(10,179)
Loan foreclosure and equity control	(50,151)	—	—	—	(50,151)	(4)
Transfer to/from other asset classifications or between segments	(63,616)	—	(346)	63,962	—
Balance at June 30, 2022	$15,577,481	$2,263,007	$55,301	$2,236,647	$20,132,436
______________________________________________________________________________________________________________________
(1)Represents accrued interest income on loans whose terms do not require current payment of interest.
(2)See Note 12 for additional disclosure on these transactions.
(3)Represents the $41.1 million carrying value of a mortgage loan on the retail portion of a hotel located in Chicago foreclosed in May 2023 (see discussion above) and a $0.6 million residential mortgage loan foreclosed.
(4)Represents the net carrying value of first mortgage and contiguous mezzanine loans related to an office building in Texas that is eliminated as a result of consolidating the net assets of the mezzanine borrower entity upon obtaining control over its pledged equity interests in May 2022.

5. Investment Securities
Investment securities were comprised of the following as of June 30, 2023 and December 31, 2022 (amounts in thousands):

	Carrying Value as of
	June 30, 2023	December 31, 2022
RMBS, available-for-sale	$107,216	$113,386
RMBS, fair value option (1)	443,274	423,183
CMBS, fair value option (1), (2)	1,225,740	1,262,846
HTM debt securities, amortized cost net of credit loss allowance of $10,620 and $3,182	628,261	673,470
Equity security, fair value	10,037	9,840
Subtotal—Investment securities	2,414,528	2,482,725
VIE eliminations (1)	(1,650,411)	(1,666,921)
Total investment securities	$764,117	$815,804
______________________________________________________________________________________________________________________
(1)Certain fair value option CMBS and RMBS are eliminated in consolidation against VIE liabilities pursuant to ASC 810.
(2)Includes $195.5 million and $198.9 million of non-controlling interests in the consolidated entities which hold certain of these CMBS as of June 30, 2023 and December 31, 2022, respectively.
Purchases, sales and redemptions, and principal collections for all investment securities were as follows (amounts in thousands):

	RMBS, available-for-sale	RMBS, fair value option	CMBS, fair value option	HTM Securities	Equity Security	Securitization VIEs (1)	Total
Three Months Ended June 30, 2023
Purchases/fundings	$—	$—	$—	$861	$—	$—	$861
Sales and redemptions	—	—	—	—	295	—	295
Principal collections	2,548	14,577	10,980	7,583	—	(25,118)	10,570
Three Months Ended June 30, 2022
Purchases/fundings	$—	$141,795	$63,681	$67,919	$—	$(205,476)	$67,919
Sales and redemptions	—	—	—		—	—	—
Principal collections	5,893	20,325	641	1,276	—	(20,739)	7,396

	RMBS, available-for-sale	RMBS, fair value option	CMBS, fair value option	HTM Securities	Equity Security	Securitization VIEs (1)	Total
Six Months Ended June 30, 2023
Purchases/fundings	$—	$—	$—	$1,452	$—	$—	$1,452
Sales and redemptions	—	—	—	—	295	—	295
Principal collections	4,983	28,797	12,234	45,781	—	(40,447)	51,348
Six Months Ended June 30, 2022
Purchases/fundings	$—	$226,152	$63,681	$86,058	$—	$(289,833)	$86,058
Sales and redemptions	—	—	—	—	—	—	—
Principal collections	12,788	41,929	1,276	1,940	—	(42,753)	15,180
_________________________________________________________________________________________________________________
(1)Represents RMBS and CMBS, fair value option amounts eliminated due to our consolidation of securitization VIEs. These amounts are reflected as issuance or repayment of debt of, or distributions from, consolidated VIEs in our consolidated statements of cash flows.

RMBS, Available-for-Sale
The Company classified all of its RMBS not eliminated in consolidation as available-for-sale as of June 30, 2023 and December 31, 2022. These RMBS are reported at fair value in the balance sheet with changes in fair value recorded in accumulated other comprehensive income (“AOCI”).
The tables below summarize various attributes of our investments in available-for-sale RMBS as of June 30, 2023 and December 31, 2022 (amounts in thousands):

				Unrealized Gains or (Losses) Recognized in AOCI
	Amortized Cost	Credit Loss Allowance	Net Basis	Gross Unrealized Gains	Gross Unrealized Losses	Net Fair Value Adjustment	Fair Value
June 30, 2023
RMBS	$89,861	$—	$89,861	$19,728	$(2,373)	$17,355	$107,216
December 31, 2022
RMBS	$92,431	$—	$92,431	$21,765	$(810)	$20,955	$113,386

	Weighted Average Coupon (1)	WAL (Years) (2)
June 30, 2023
RMBS	5.6%	7.3
______________________________________________________________________________________________________________________
(1)Calculated using the June 30, 2023 LIBOR rate of 5.218% for floating rate securities.
(2)Represents the remaining WAL of each respective group of securities as of the balance sheet date. The WAL of each individual security is calculated using projected amounts and projected timing of future principal payments.
As of June 30, 2023, approximately $94.9 million, or 88%, of RMBS were variable rate. We purchased all of the RMBS at a discount, a portion of which is accreted into income over the expected remaining life of the security. The majority of the income from this strategy is earned from the accretion of this accretable discount.
We have engaged a third party manager who specializes in RMBS to execute the trading of RMBS, the cost of which was $0.2 million for both the three months ended June 30, 2023 and 2022, and $0.4 million and $0.5 million for the six months ended June 30, 2023 and 2022, respectively, recorded as management fees in the accompanying condensed consolidated statements of operations.
The following table presents the gross unrealized losses and estimated fair value of any available-for-sale securities that were in an unrealized loss position as of June 30, 2023 and December 31, 2022, and for which an allowance for credit losses has not been recorded (amounts in thousands):

	Estimated Fair Value		Unrealized Losses
	Securities with a loss less than 12 months	Securities with a loss greater than 12 months	Securities with a loss less than 12 months	Securities with a loss greater than 12 months
As of June 30, 2023
RMBS	$14,219	$3,223	$(1,596)	$(777)
As of December 31, 2022
RMBS	$6,961	$1,889	$(502)	$(308)
As of June 30, 2023 and December 31, 2022, there were thirteen securities and ten securities, respectively, with unrealized losses reflected in the table above. After evaluating the securities, we concluded that the unrealized losses reflected above were noncredit-related and would be recovered from the securities’ estimated future cash flows. We considered a number of factors in reaching this conclusion, including that we did not intend to sell the securities, it was not considered more likely than not that we would be forced to sell the securities prior to recovering our amortized cost, and there were no material credit events that would have caused us to otherwise conclude that we would not recover our cost. Credit losses, if any, are calculated by comparing (i) the estimated future cash flows of each security discounted at the yield determined as of the initial acquisition date or, if since revised, as of the last date previously revised, to (ii) our net amortized cost basis. Significant judgment is used in projecting cash flows for our non-agency RMBS. As a result, actual income and/or credit losses could be materially different from what is currently projected and/or reported.

CMBS and RMBS, Fair Value Option
As discussed in the “Fair Value Option” section of Note 2 herein, we elect the fair value option for certain CMBS and RMBS in an effort to eliminate accounting mismatches resulting from the current or potential consolidation of securitization VIEs. As of June 30, 2023, the fair value and unpaid principal balance of CMBS where we have elected the fair value option, excluding the notional value of interest-only securities and before consolidation of securitization VIEs, were $1.2 billion and $2.8 billion, respectively. As of June 30, 2023, the fair value and unpaid principal balance of RMBS where we have elected the fair value option, excluding the notional value of interest-only securities and before consolidation of securitization VIEs, were $443.3 million and $326.3 million, respectively. The $1.7 billion total fair value balance of CMBS and RMBS represents our economic interests in these assets. However, as a result of our consolidation of securitization VIEs, the vast majority of this fair value (all except $18.6 million at June 30, 2023) is eliminated against VIE liabilities before arriving at our GAAP balance for fair value option investment securities.
As of June 30, 2023, $97.8 million of our CMBS were variable rate and none of our RMBS were variable rate.
HTM Debt Securities, Amortized Cost
The table below summarizes our investments in HTM debt securities as of June 30, 2023 and December 31, 2022 (amounts in thousands):

	Amortized Cost Basis	Credit Loss Allowance	Net Carrying Amount	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
June 30, 2023
CMBS	$577,300	$(536)	$576,764	$116	$(29,904)	$546,976
Preferred interests	31,340	—	31,340	125	(5,556)	25,909
Infrastructure bonds	30,241	(10,084)	20,157	35	(20)	20,172
Total	$638,881	$(10,620)	$628,261	$276	$(35,480)	$593,057

December 31, 2022
CMBS	$577,681	$(172)	$577,509	$30	$(30,424)	$547,115
Preferred interests	29,757	—	29,757	125	(4,863)	25,019
Infrastructure bonds	69,214	(3,010)	66,204	47	(1,110)	65,141
Total	$676,652	$(3,182)	$673,470	$202	$(36,397)	$637,275
The following table presents the activity in our credit loss allowance for HTM debt securities (amounts in thousands):

	CMBS	Infrastructure Bonds	Total HTM Credit Loss Allowance
Six Months Ended June 30, 2023
Credit loss allowance at December 31, 2022	$172	$3,010	$3,182
Credit loss provision, net	364	7,074	7,438
Credit loss allowance at June 30, 2023	$536	$10,084	$10,620
During the six months ended June 30, 2023, we provided an additional $7.2 million specific credit loss allowance, bringing the total to $10.0 million, on a $19.2 million infrastructure bond that is collateralized by a first priority lien on a coal-fired power plant in Mississippi. It was deemed credit deteriorated when we acquired the Infrastructure Lending Segment in 2018. It has been placed on nonaccrual under the cost recovery method due to a forbearance and restructuring plan agreed between the lenders and borrower that was necessitated by operating shortfalls at the plant.

The table below summarizes the maturities of our HTM debt securities by type as of June 30, 2023 (amounts in thousands):

	CMBS	Preferred Interests	Infrastructure Bonds	Total
Less than one year	$96,578	$31,340	$—	$127,918
One to three years	434,506	—	—	434,506
Three to five years	45,680	—	11,043	56,723
Thereafter	—	—	9,114	9,114
Total	$576,764	$31,340	$20,157	$628,261
Equity Security, Fair Value
During 2012, we acquired 9,140,000 ordinary shares from a related-party in Starwood European Real Estate Finance Limited (“SEREF”), a debt fund that is externally managed by an affiliate of our Manager and is listed on the London Stock Exchange. During the three months ended June 30, 2023, 223,016 shares were redeemed by SEREF, leaving 8,916,984 held as of June 30, 2023. The fair value of the investment remeasured in USD was $10.0 million and $9.8 million as of June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023, our shares represent an approximate 2% interest in SEREF.
6. Properties
Our properties are held within the following portfolios:
Medical Office Portfolio
The Medical Office Portfolio is comprised of 34 medical office buildings acquired during the year ended December 31, 2016. These properties, which collectively comprise 1.9 million square feet, are geographically dispersed throughout the U.S. and primarily affiliated with major hospitals or located on or adjacent to major hospital campuses. The Medical Office Portfolio includes total gross properties and lease intangibles of $775.0 million and debt of $597.4 million as of June 30, 2023.
Master Lease Portfolio
The Master Lease Portfolio is comprised of 16 retail properties geographically dispersed throughout the U.S., with more than 50% of the portfolio, by carrying value, located in Florida, Texas and Minnesota. These properties, which we acquired in September 2017, collectively comprise 1.9 million square feet and were leased back to the seller under corporate guaranteed master net lease agreements with initial terms of 24.6 years and periodic rent escalations. The Master Lease Portfolio includes total gross properties of $343.8 million and debt of $193.5 million as of June 30, 2023.
Investing and Servicing Segment Property Portfolio
The REIS Equity Portfolio is comprised of 9 commercial real estate properties which were acquired from CMBS trusts over time. The REIS Equity Portfolio includes total gross properties and lease intangibles of $171.0 million and debt of $118.1 million as of June 30, 2023.
Commercial and Residential Lending Segment Property Portfolio
The Commercial and Residential Lending Segment Portfolio represents properties acquired through loan foreclosure or exercise of control over a mezzanine loan borrower’s pledged equity interests. This portfolio includes total gross properties and lease intangibles of $500.6 million and debt of $204.4 million as of June 30, 2023.
Woodstar Portfolios
Refer to Note 7 for a discussion of our Woodstar I and Woodstar II Portfolios which are not included in the table below.

The table below summarizes our properties held as of June 30, 2023 and December 31, 2022 (dollars in thousands):

	Depreciable Life	June 30, 2023	December 31, 2022
Property Segment
Land and land improvements	0 - 15 years	$176,086	$176,029
Buildings and building improvements	0 - 45 years	862,943	856,411
Furniture & fixtures	3 - 5 years	595	446
Investing and Servicing Segment
Land and land improvements	0 - 15 years	33,584	34,613
Buildings and building improvements	3 - 40 years	110,588	122,384
Furniture & fixtures	2 - 5 years	3,332	3,207
Commercial and Residential Lending Segment
Land and land improvements	N/A	95,603	99,043
Buildings and building improvements	0 - 50 years	113,467	79,661
Construction in progress	N/A	273,002	287,701
Properties, cost		1,669,200	1,659,495
Less: accumulated depreciation		(226,437)	(209,509)
Properties, net		$1,442,763	$1,449,986

During the three and six months ended June 30, 2023, we recognized a $23.8 million property impairment loss within other loss, net in our condensed consolidated statements of operations. The loss related to a vacant building in California which had been acquired by our Commercial and Residential Lending Segment through a loan foreclosure in December 2022. Management continues to evaluate a variety of potential sale and redevelopment opportunities related to the property. Given the current range of these potential outcomes, we determined that our basis may not be fully recoverable. The estimated fair value of the property was based on a third party appraisal obtained earlier this year.

During the three and six months ended June 30, 2023, we sold an operating property for $16.3 million within the REIS Equity Portfolio. In connection with this sale, we recognized a total gain of $4.8 million within gain on sale of investments and other assets in our condensed consolidated statement of operations. During the six months ended June 30, 2022, we sold an operating property within the REIS Equity Portfolio for $34.5 million and recognized a gain of $11.7 million within gain on sale of investments and other assets in our condensed consolidated statement of operations.

During the six months ended June 30, 2023, there were no material sales of property within the Commercial and Residential Lending Segment. During the six months ended June 30, 2022, we sold an operating property within the Commercial and Residential Lending Segment for $114.8 million and recognized a gain of $86.6 million within gain on sale of investments and other assets in our condensed consolidated statement of operations. Refer to Note 3 for further discussion.

7. Investments of Consolidated Affordable Housing Fund
As discussed in Note 2, we established the Woodstar Fund effective November 5, 2021, an investment fund which holds our Woodstar multifamily affordable housing portfolios. The Woodstar portfolios consist of the following:

Woodstar I Portfolio
The Woodstar I Portfolio is comprised of 32 affordable housing communities with 8,948 units concentrated primarily in the Tampa, Orlando and West Palm Beach metropolitan areas. During the year ended December 31, 2015, we acquired 18 of the 32 affordable housing communities of the Woodstar I Portfolio, with the final 14 communities acquired during the year ended December 31, 2016. The Woodstar I Portfolio includes properties at fair value of $1.8 billion and debt at fair value of $729.4 million as of June 30, 2023.
Woodstar II Portfolio
The Woodstar II Portfolio is comprised of 27 affordable housing communities with 6,109 units concentrated primarily in Central and South Florida. We acquired eight of the 27 affordable housing communities in December 2017, with the final 19 communities acquired during the year ended December 31, 2018. The Woodstar II Portfolio includes properties at fair value of $1.4 billion and debt at fair value of $478.6 million as of June 30, 2023.
Income from the Woodstar Fund’s investments reflects the following components for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Distributions from affordable housing fund investments	$9,000	$12,475	$20,805	$22,665
Unrealized change in fair value of investments (1)	214,823	294,690	215,983	518,541
Income from affordable housing fund investments	$223,823	$307,165	$236,788	$541,206
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

8. Investments in Unconsolidated Entities
The table below summarizes our investments in unconsolidated entities as of June 30, 2023 and December 31, 2022 (dollars in thousands):

	Participation / Ownership % (1)	Carrying value as of
		June 30, 2023	December 31, 2022
Equity method investments:
Equity interest in two natural gas power plants	10% - 12%	$49,890	$46,618
Investor entity which owns equity in an online real estate company	50%	5,491	5,457
Equity interest in a residential mortgage originator (2)	N/A	—	1,449
Various	25% - 50%	16,400	15,377
		71,781	68,901
Other equity investments:
Equity interest in a servicing and advisory business	2%	12,955	12,955
Investment funds which own equity in a loan servicer and other real estate assets	4% - 6%	940	940
Investor entities which own equity interests in two entertainment and retail centers (3)	15%	6,201	7,322
Various	1% - 3%	1,774	1,774
		21,870	22,991
		$93,651	$91,892
______________________________________________________________________________________________________________________
(1)None of these investments are publicly traded and therefore quoted market prices are not available.
(2)In January 2023, we sold our ownership interest to an unaffiliated third party.
(3)In March 2021, we obtained equity interests in two investor entities that own interests in two entertainment and retail centers in satisfaction of $7.3 million principal amount of a commercial loan. The interests were obtained in order to facilitate repayment of a portion of that loan for which these interests represented underlying collateral. The interests are entitled to preferred treatment in the distribution waterfall and are intended to repay us the $7.3 million principal amount of the loan plus interest. During the three and six months ended June 30, 2023, we received a $1.1 million distribution from one of these investor entities which was considered a return of capital and reduced the carrying value of that investment. See further discussion in Note 4.
There were no differences between the carrying value of our equity method investments and the underlying equity in the net assets of the investees as of June 30, 2023.
During the three and six months ended June 30, 2023, we did not become aware of (i) any observable price changes in our other equity investments accounted for under the fair value practicability election or (ii) any indicators of impairment.

9. Goodwill and Intangibles
Goodwill
Goodwill is tested for impairment annually in the fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
Infrastructure Lending Segment
The Infrastructure Lending Segment’s goodwill of $119.4 million at both June 30, 2023 and December 31, 2022 represents the excess of consideration transferred over the fair value of net assets acquired on September 19, 2018 and October 15, 2018. The goodwill recognized is attributable to value embedded in the acquired Infrastructure Lending Segment’s lending platform.
LNR Property LLC (“LNR”)
The Investing and Servicing Segment’s goodwill of $140.4 million at both June 30, 2023 and December 31, 2022 represents the excess of consideration transferred over the fair value of net assets of LNR acquired on April 19, 2013. The goodwill recognized is attributable to value embedded in LNR’s existing platform, which includes a network of commercial real estate asset managers, work-out specialists, underwriters and administrative support professionals as well as proprietary historical performance data on commercial real estate assets.
Intangible Assets
Servicing Rights Intangibles
In connection with the LNR acquisition, we identified domestic servicing rights that existed at the purchase date, based upon the expected future cash flows of the associated servicing contracts. As of June 30, 2023 and December 31, 2022, the balance of the domestic servicing intangible was net of $36.9 million and $39.1 million, respectively, which was eliminated in consolidation pursuant to ASC 810 against VIE assets in connection with our consolidation of securitization VIEs. Before VIE consolidation, as of June 30, 2023 and December 31, 2022, the domestic servicing intangible had a balance of $55.1 million and $56.8 million, respectively, which represents our economic interest in this asset.
Lease Intangibles
In connection with our acquisitions of commercial real estate, we recognized in-place lease intangible assets and favorable lease intangible assets associated with certain non-cancelable operating leases of the acquired properties.
The following table summarizes our intangible assets, which are comprised of servicing rights intangibles and lease intangibles, as of June 30, 2023 and December 31, 2022 (amounts in thousands):

	As of June 30, 2023			As of December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Domestic servicing rights, at fair value	$18,256	$—	$18,256	$17,790	$—	$17,790
In-place lease intangible assets	98,190	(66,164)	32,026	98,622	(64,246)	34,376
Favorable lease intangible assets	28,858	(10,908)	17,950	26,649	(10,042)	16,607
Total net intangible assets	$145,304	$(77,072)	$68,232	$143,061	$(74,288)	$68,773

The following table summarizes the activity within intangible assets for the six months ended June 30, 2023 (amounts in thousands):

	Domestic Servicing Rights	In-place Lease Intangible Assets	Favorable Lease Intangible Assets	Total
Balance as of January 1, 2023	$17,790	$34,376	$16,607	$68,773
Acquisition (1)	—	2,061	2,280	4,341
Amortization	—	(3,560)	(937)	(4,497)
Sales	—	(851)	—	(851)
Changes in fair value due to changes in inputs and assumptions	466	—	—	466
Balance as of June 30, 2023	$18,256	$32,026	$17,950	$68,232
______________________________________________
(1)    Represents lease intangibles related to a deed in lieu of foreclosure on a mortgage loan on the retail portion of a hotel located in Chicago in May 2023 (see Note 4).
The following table sets forth the estimated aggregate amortization of our in-place lease intangible assets and favorable lease intangible assets for the next five years and thereafter (amounts in thousands):

2023 (remainder of)	$4,246
2024	7,241
2025	6,136
2026	4,610
2027	4,116
Thereafter	23,627
Total	$49,976

10. Secured Borrowings
Secured Financing Agreements
The following table is a summary of our secured financing agreements in place as of June 30, 2023 and December 31, 2022 (dollars in thousands):

											Outstanding Balance at
	Current Maturity		Extended Maturity (a)		Weighted Average Pricing		Pledged Asset Carrying Value		Maximum Facility Size		June 30, 2023		December 31, 2022
Repurchase Agreements:
Commercial Loans	Aug 2023 to Jun 2028	(b)	Oct 2025 to Dec 2030	(b)	Index + 2.10%	(c)	$10,811,471		$12,131,598	(d)	$7,628,663		$7,746,867
Residential Loans	Oct 2023 to Apr 2024		Oct 2023 to Jun 2024		SOFR + 2.30%		2,393,914		3,037,862		2,149,527		1,912,774
Infrastructure Loans	Sep 2024		Sep 2026		SOFR + 2.07%		339,751		650,000		274,570		290,431
Conduit Loans	Dec 2023 to Jun 2025		Feb 2024 to Jun 2027		SOFR + 2.13%		102,186		381,500		76,884		8,423
CMBS/RMBS	Oct 2023 to Apr 2032	(e)	Oct 2023 to Oct 2032	(e)	(f)		1,490,154		1,080,413		776,494	(g)	840,625
Total Repurchase Agreements							15,137,476		17,281,373		10,906,138		10,799,120
Other Secured Financing:
Borrowing Base Facility	Nov 2024		Oct 2026		SOFR + 2.11%		—		750,000	(h)	—		—
Commercial Financing Facilities	Dec 2023 to Aug 2025		Jul 2025 to Dec 2030		Index + 2.03%		407,821		483,570	(i)	293,371		311,825
Residential Financing Facility	Sep 2023		N/A		SOFR + 2.45%		223,790		213,530		213,530		244,418
Infrastructure Financing Facilities	Jun 2025 to Oct 2025		Jun 2027 to Jul 2032		Index + 2.15%		915,553		1,550,000		709,821		765,265
Property Mortgages - Fixed rate	Nov 2024 to Sep 2029	(j)	N/A		4.45%		351,137		249,566		249,566		261,100
Property Mortgages - Variable rate	Nov 2023 to Dec 2027		N/A		(k)		973,119		849,328		847,317		847,633
Term Loans and Revolver	(l)		N/A		(l)		N/A	(l)	1,523,772		1,373,772		1,380,766
Total Other Secured Financing							2,871,420		5,619,766		3,687,377		3,811,007
							$18,008,896		$22,901,139		14,593,515		14,610,127
Unamortized net discount											(27,470)		(30,320)
Unamortized deferred financing costs											(60,998)		(78,275)
											$14,505,047		$14,501,532
______________________________________________________________________________________________________________________
(a)Subject to certain conditions as defined in the respective facility agreement.
(b)For certain facilities, borrowings collateralized by loans existing at maturity may remain outstanding until such loan collateral matures, subject to certain specified conditions.
(c)Certain facilities with an outstanding balance of $2.9 billion as of June 30, 2023 are indexed to EURIBOR, BBSY, SARON and SONIA. The remainder are indexed to SOFR.
(d)Certain facilities with an aggregate initial maximum facility size of $12.0 billion may be increased to $12.1 billion, subject to certain conditions. The $12.1 billion amount includes such upsizes.
(e)Certain facilities with an outstanding balance of $353.8 million as of June 30, 2023 carry a rolling 11-month or 12-month term which may reset monthly or quarterly with the lender’s consent. These facilities carry no maximum facility size.
(f)A facility with an outstanding balance of $260.0 million as of June 30, 2023 has a weighted average fixed annual interest rate of 3.27%. All other facilities are variable rate with a weighted average rate of SOFR + 2.22%.
(g)Includes: (i) $260.0 million outstanding on a repurchase facility that is not subject to margin calls; and (ii) $41.5 million outstanding on one of our repurchase facilities that represents the 49% pro rata share owed by a non-controlling partner in a consolidated joint venture (see Note 15).
(h)The maximum facility size as of June 30, 2023 of $450.0 million may be increased to $750.0 million, subject to certain conditions.
(i)Certain facilities with an aggregate initial maximum facility size of $383.6 million may be increased to $483.6 million, subject to certain conditions. The $483.6 million amount includes such upsizes.
(j)The weighted average maturity is 4.0 years as of June 30, 2023.
(k)Includes a $600.0 million first mortgage and mezzanine loan secured by our Medical Office Portfolio. This debt has a weighted average interest rate of LIBOR + 2.07% that we swapped to a fixed rate of 3.34%. The remainder have a weighted average rate of SOFR + 3.36%.

(l)Consists of: (i) a $776.8 million term loan facility that matures in July 2026, of which $385.0 million has an annual interest rate of SOFR + 2.60% and $391.8 million has an annual interest rate of SOFR + 3.35%, subject to a 0.75% SOFR floor, (ii) a $150.0 million revolving credit facility that matures in April 2026 with an annual interest rate of SOFR + 2.60% and (iii) a $597.0 million term loan facility that matures in November 2027, with an annual interest rate of SOFR + 3.25%, subject to a 0.50% SOFR floor. These facilities are secured by the equity interests in certain of our subsidiaries which totaled $5.3 billion as of June 30, 2023.

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

Our secured financing agreements contain certain financial tests and covenants. As of June 30, 2023, we were in compliance with all such covenants.

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
For the three and six months ended June 30, 2023, approximately $10.6 million and $20.8 million, respectively, of amortization of deferred financing costs from secured financing agreements was included in interest expense on our condensed consolidated statements of operations. For the three and six months ended June 30, 2022, approximately $9.2 million and $18.8 million, respectively, of amortization of deferred financing costs from secured financing agreements was included in interest expense on our condensed consolidated statements of operations.

As of June 30, 2023, Morgan Stanley Bank, N.A. and JPMorgan Chase Bank, N.A. held collateral sold under certain of our repurchase agreements with carrying values that exceeded the respective repurchase obligations by $795.7 million and $697.4 million, respectively. The weighted average extended maturity of those repurchase agreements is 3.4 years and 4.5 years, respectively.

Collateralized Loan Obligations and Single Asset Securitization

Commercial and Residential Lending Segment

In February 2022, we refinanced a pool of our commercial loans held-for-investment through a CLO, STWD 2022-FL3. On the closing date, the CLO issued $1.0 billion of notes and preferred shares, of which $842.5 million of notes were purchased by third party investors. We retained $82.5 million of notes along with preferred shares with a liquidation preference of $75.0 million. The CLO contains a reinvestment feature that, subject to certain eligibility criteria, allows us to contribute new loans or participation interests in loans to the CLO for a period of two years. During the six months ended June 30, 2023, we utilized the reinvestment feature, contributing $0.5 million of additional interests into the CLO.

In July 2021, we contributed into a single asset securitization, STWD 2021-HTS, a previously originated $230.0 million first mortgage and mezzanine loan on a portfolio of 41 extended stay hotels with $210.1 million of third party financing.

In May 2021, we refinanced a pool of our commercial loans held-for-investment through a CLO, STWD 2021-FL2. On the closing date, the CLO issued $1.3 billion of notes and preferred shares, of which $1.1 billion of notes were purchased by third party investors. We retained $70.1 million of notes, along with preferred shares with a liquidation preference of $127.5 million. The CLO contains a reinvestment feature that, subject to certain eligibility criteria, allows us to contribute new loans or participation interests in loans to the CLO in exchange for cash. During the six months ended June 30, 2023, we utilized the reinvestment feature, contributing $28.9 million of additional interests into the CLO.

In August 2019, we refinanced a pool of our commercial loans held-for-investment through a CLO, STWD 2019-FL1. On the closing date, the CLO issued $1.1 billion of notes and preferred shares, of which $936.4 million of notes were purchased by third party investors. We retained $86.6 million of notes, along with preferred shares with a liquidation preference of $77.0 million. The CLO contains a reinvestment feature that, subject to certain eligibility criteria, allowed us to contribute new loans or participation interests in loans to the CLO in exchange for cash. The reinvestment period expired during 2022 and during the six months ended June 30, 2023, we repaid CLO debt in the amount of $18.8 million.

Infrastructure Lending Segment

In January 2022, we refinanced a pool of our infrastructure loans held-for-investment through a CLO, STWD 2021-SIF2. On the closing date, the CLO issued $500.0 million of notes and preferred shares, of which $410.0 million of notes were purchased by third party investors. We retained preferred shares with a liquidation preference of $90.0 million. The CLO contains a reinvestment feature that, subject to certain eligibility criteria, allows us to contribute new loans or participation interests in loans to the CLO for a period of three years. During the six months ended June 30, 2023, we utilized the reinvestment feature, contributing $65.1 million of additional interests into the CLO.

In April 2021, we refinanced a pool of our infrastructure loans held-for-investment through a CLO, STWD 2021-SIF1. On the closing date, the CLO issued $500.0 million of notes and preferred shares, of which $410.0 million of notes were purchased by third party investors. We retained preferred shares with a liquidation preference of $90.0 million. The CLO contains a reinvestment feature that, subject to certain eligibility criteria, allows us to contribute new loans or participation interests in loans to the CLO for a period of three years. During the six months ended June 30, 2023, we utilized the reinvestment feature, contributing $77.2 million of additional interests into the CLO.

The following table is a summary of our CLOs and our SASB as of June 30, 2023 and December 31, 2022 (amounts in thousands):

June 30, 2023	Count	Face Amount	Carrying Value	Weighted Average Spread		Maturity
STWD 2022-FL3
Collateral assets	50	$998,388	$1,009,428	Index + 3.50%	(a)	March 2026	(b)
Financing	1	842,500	841,067	SOFR + 1.93%	(c)	November 2038	(d)
STWD 2021-HTS
Collateral assets	1	230,000	231,257	LIBOR + 3.87%	(a)	April 2026	(b)
Financing	1	210,091	209,413	LIBOR + 2.71%	(c)	April 2034	(d)
STWD 2021-FL2
Collateral assets	37	1,245,117	1,286,589	Index + 3.93%	(a)	September 2025	(b)
Financing	1	1,077,375	1,073,759	LIBOR + 1.80%	(c)	April 2038	(d)
STWD 2019-FL1
Collateral assets	14	741,995	889,185	Index + 3.52%	(a)	April 2025	(b)
Financing	1	720,370	720,370	SOFR + 1.69%	(c)	July 2038	(d)
STWD 2021-SIF2
Collateral assets	29	473,484	512,808	Index + 3.83%	(a)	August 2027	(b)
Financing	1	410,000	407,713	SOFR + 2.11%	(c)	January 2033	(d)
STWD 2021-SIF1
Collateral assets	29	473,976	513,083	Index + 3.98%	(a)	April 2027	(b)
Financing	1	410,000	407,471	LIBOR + 2.15%	(c)	April 2032	(d)
Total
Collateral assets		$4,162,960	$4,442,350
Financing		$3,670,336	$3,659,793

December 31, 2022	Count	Face Amount	Carrying Value	Weighted Average Spread		Maturity
STWD 2022-FL3
Collateral assets	51	$1,000,000	$1,010,051	Index + 3.52%	(a)	February 2026	(b)
Financing	1	842,500	842,374	SOFR + 1.93%	(c)	November 2038	(d)
STWD 2021-HTS
Collateral assets	1	230,000	231,186	LIBOR + 3.85%	(a)	April 2026	(b)
Financing	1	210,091	208,961	LIBOR + 2.71%	(c)	April 2034	(d)
STWD 2021-FL2
Collateral assets	36	1,277,474	1,284,240	Index + 4.04%	(a)	June 2025	(b)
Financing	1	1,077,375	1,072,403	LIBOR + 1.80%	(c)	April 2038	(d)
STWD 2019-FL1
Collateral assets	16	902,799	906,409	Index + 3.67%	(a)	December 2024	(b)
Financing	1	739,174	738,473	SOFR + 1.64%	(c)	July 2038	(d)
STWD 2021-SIF2
Collateral assets	31	495,587	510,730	Index + 3.73%	(a)	February 2027	(b)
Financing	1	410,000	407,260	SOFR + 2.11%	(c)	January 2033	(d)
STWD 2021-SIF1
Collateral assets	31	495,781	511,471	Index + 3.76%	(a)	November 2026	(b)
Financing	1	410,000	406,753	LIBOR + 2.15%	(c)	April 2032	(d)
Total
Collateral assets		$4,401,641	$4,454,087
Financing		$3,689,140	$3,676,224
______________________________________________________________________________________________________________________________
(a)Represents the weighted-average coupon earned on variable rate loans during the respective year-to-date period. Of the loans financed by the STWD 2021-FL2 CLO as of June 30, 2023, 7% earned fixed-rate weighted average interest of 7.42%. Of the investments financed by the STWD 2021-SIF1 CLO as of June 30, 2023, 2% earned fixed-rate weighted average interest of 5.69%.
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

We incurred $37.9 million of issuance costs in connection with the CLOs and SASB, which are amortized on an effective yield basis over the estimated life of the CLOs and SASB. For the three and six months ended June 30, 2023, approximately $2.0 million and $4.7 million, respectively, of amortization of deferred financing costs was included in interest expense on our condensed consolidated statements of operations. For the three and six months ended June 30, 2022, approximately $2.7 million and $5.1 million, respectively, of amortization of deferred financing costs was included in interest expense on our condensed consolidated statements of operations. As of June 30, 2023 and December 31, 2022, our unamortized issuance costs were $13.5 million and $18.2 million, respectively.
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

	Repurchase Agreements	Other Secured Financing	CLOs and SASB (a)	Total
2023 (remainder of)	$1,436,817	$241,571	$433,031	$2,111,419
2024	2,267,999	659,783	331,257	3,259,039
2025	1,048,921	302,691	840,801	2,192,413
2026	2,230,735	920,583	1,782,777	4,934,095
2027	3,494,149	1,338,607	120,493	4,953,249
Thereafter	427,517	224,142	161,977	813,636
Total	$10,906,138	$3,687,377	$3,670,336	$18,263,851
______________________________________________________________________________________________________________________
(a)For the CLOs, the above does not assume utilization of their reinvestment features. The SASB does not have a reinvestment feature.

11. Unsecured Senior Notes
The following table is a summary of our unsecured senior notes outstanding as of June 30, 2023 and December 31, 2022 (dollars in thousands):

	Coupon Rate		Effective Rate (1)	Maturity Date	Remaining Period of Amortization	Carrying Value at
						June 30, 2023	December 31, 2022
2023 Convertible Notes	4.38%		4.57%	4/1/2023	0.0 years	—	250,000
2023 Senior Notes	5.50%		5.71%	11/1/2023	0.3 years	300,000	300,000
2024 Senior Notes	3.75%		3.94%	12/31/2024	1.5 years	400,000	400,000
2025 Senior Notes	4.75%	(2)	5.04%	3/15/2025	1.7 years	500,000	500,000
2026 Senior Notes	3.63%		3.77%	7/15/2026	3.0 years	400,000	400,000
2027 Senior Notes	4.38%	(3)	4.49%	1/15/2027	3.5 years	500,000	500,000
Total principal amount						2,100,000	2,350,000
Unamortized discount—Convertible Notes						—	(118)
Unamortized discount—Senior Notes						(7,211)	(9,051)
Unamortized deferred financing costs						(9,272)	(11,620)
Total carrying amount						$2,083,517	$2,329,211
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
Our unsecured senior notes contain certain financial tests and covenants. As of June 30, 2023, we were in compliance with all such covenants.
Convertible Senior Notes
On March 29, 2017, we issued $250.0 million of 4.375% Convertible Senior Notes due 2023 (the “Convertible Notes”). The entire $250.0 million principal balance of the Convertible Notes matured and was repaid in cash on April 1, 2023.
There was no interest expense recognized from our Convertible Notes during the three months ended June 30, 2023. We recognized interest expense of $2.9 million during the six months ended June 30, 2023 from our Convertible Notes. We recognized interest expense of $2.9 million and $5.8 million, respectively, during the three and six months ended June 30, 2022 from our Convertible Notes.

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
The following summarizes the face amount and proceeds of commercial and residential loans securitized for the three and six months ended June 30, 2023 and 2022 (amounts in thousands):

	Commercial Loans		Residential Loans
	Face Amount	Proceeds	Face Amount	Proceeds
For the Three Months Ended June 30,
2023	$160,691	$157,879	$—	$—
2022	658,447	649,730	827,871	813,175
For the Six Months Ended June 30,
2023	$172,887	$171,318	$—	$—
2022	1,005,889	991,797	1,905,829	1,913,459
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

	Loan Transfers Accounted for as Sales
	Commercial Loans		Residential Loans
For the Three Months Ended June 30,	Face amount (1)	Proceeds (1)	Face Amount	Proceeds
2023	$53,000	$52,912	$—	$—
2022	6,980	6,469	220,101	219,426
For the Six Months Ended June 30,
2023	$53,000	$52,912	$—	$—
2022	6,980	6,469	1,055,861	1,055,542
______________________________________________________________________________________________________________________
(1)During the three and six months ended June 30, 2023, we sold a $53.0 million mezzanine loan at par less costs to sell. During the three and six months ended June 30, 2022, we sold $7.0 million of senior interests in first mortgage loans for proceeds of $6.5 million.

During both the three and six months ended June 30, 2023 and 2022, there were no gains or losses recognized by the Commercial and Residential Lending Segment on sales of commercial loans.
Infrastructure Loan Sales
There were no sales of loans by the Infrastructure Lending Segment during both the three and six months ended June 30, 2023 and 2022.

13. Derivatives and Hedging Activity
Risk Management Objective of Using Derivatives
We are exposed to certain risks arising from both our business operations and economic conditions. Refer to Note 14 to the consolidated financial statements included in our Form 10-K for further discussion of our risk management objectives and policies.
Designated Hedges
The Company does not generally elect to apply the hedge accounting designation to its hedging instruments. As of June 30, 2023 and December 31, 2022, the Company did not have any designated hedges.
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
The following table summarizes our non-designated derivatives as of June 30, 2023 (notional amounts in thousands):

Type of Derivative	Number of Contracts	Aggregate Notional Amount	Notional Currency	Maturity
Fx contracts – Buy Euros (“EUR”)	3	9,225	EUR	April 2026
Fx contracts – Buy Pounds Sterling (“GBP”)	19	99,901	GBP	July 2023 - October 2024
Fx contracts – Buy Australian dollar (“AUD”)	4	371,553	AUD	August 2023 - January 2026
Fx contracts – Sell EUR	202	787,878	EUR	July 2023 - October 2026
Fx contracts – Sell GBP	206	636,780	GBP	July 2023 - April 2027
Fx contracts – Sell AUD	107	1,081,244	AUD	July 2023 - October 2026
Fx contracts – Sell Swiss Franc (“CHF”)	81	21,355	CHF	August 2023 - November 2025
Interest rate swaps – Paying fixed rates	52	4,344,645	USD	April 2024 - April 2033
Interest rate swaps – Receiving fixed rates	2	970,000	USD	March 2025 - January 2027
Interest rate caps	4	624,833	USD	November 2023 - April 2025
Interest rate caps	1	61,000	GBP	April 2024
Credit instruments	3	49,000	USD	September 2058 - August 2061
Interest rate swap guarantees	1	105,982	USD	June 2025
Total	685

The table below presents the fair value of our derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022 (amounts in thousands):

	Fair Value of Derivatives in an Asset Position (1) as of		Fair Value of Derivatives in a Liability Position (2) as of
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Interest rate contracts	$6,935	$10,756	$69,044	$69,776
Foreign exchange contracts	71,192	97,289	28,439	21,628
Credit instruments	882	576	—	—
Total derivatives	$79,009	$108,621	$97,483	$91,404
___________________________________________________
(1)Classified as derivative assets in our condensed consolidated balance sheets.
(2)Classified as derivative liabilities in our condensed consolidated balance sheets.
The table below presents the effect of our derivative financial instruments on the condensed consolidated statements of operations for the three and six months ended June 30, 2023 and 2022 (amounts in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of (Loss) Gain Recognized in Income for the Three Months Ended June 30,		Amount of Gain (Loss) Recognized in Income for the Six Months Ended June 30,
		2023	2022	2023	2022
Interest rate contracts	Gain on derivative financial instruments, net	$76,483	$37,257	$53,533	$140,190
Interest rate swap guarantees	Gain on derivative financial instruments, net	—	100	—	259
Foreign exchange contracts	Gain on derivative financial instruments, net	(19,794)	90,543	(30,138)	114,685
Credit instruments	Gain on derivative financial instruments, net	(313)	683	153	717
		$56,376	$128,583	$23,548	$255,851
14. Offsetting Assets and Liabilities
The following tables present the potential effects of netting arrangements on our financial position for financial assets and liabilities within the scope of ASC 210-20, Balance Sheet—Offsetting, which for us are derivative assets and liabilities as well as repurchase agreement liabilities (amounts in thousands):

		(ii) Gross Amounts Offset in the Statement of Financial Position	(iii) = (i) - (ii) Net Amounts Presented in the Statement of Financial Position	(iv) Gross Amounts Not Offset in the Statement of Financial Position
	(i) Gross Amounts Recognized			Financial Instruments	Cash Collateral Received / Pledged	(v) = (iii) - (iv) Net Amount
As of June 30, 2023
Derivative assets	$79,009	$—	$79,009	$55,904	$—	$23,105
Derivative liabilities	$97,483	$—	$97,483	$55,904	$41,579	$—
Repurchase agreements	10,906,138	—	10,906,138	10,906,138	—	—
	$11,003,621	$—	$11,003,621	$10,962,042	$41,579	$—
As of December 31, 2022
Derivative assets	$108,621	$—	$108,621	$69,221	$—	$39,400
Derivative liabilities	$91,404	$—	$91,404	$69,221	$22,183	$—
Repurchase agreements	10,799,120	—	10,799,120	10,799,120	—	—
	$10,890,524	$—	$10,890,524	$10,868,341	$22,183	$—

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
The following table details the assets and liabilities of our consolidated CLOs and SASB as of June 30, 2023 and December 31, 2022 (amounts in thousands):

	June 30, 2023	December 31, 2022
Assets:
Cash and cash equivalents	$114,873	$31,611
Loans held-for-investment	4,146,798	4,365,791
Investment securities	11,062	36,466
Accrued interest receivable	25,695	20,088
Other assets	143,922	131
Total Assets	$4,442,350	$4,454,087
Liabilities
Accounts payable, accrued expenses and other liabilities	$20,208	$17,737
Collateralized loan obligations and single asset securitization, net	3,659,793	3,676,224
Total Liabilities	$3,680,001	$3,693,961
Assets held by the CLOs and SASB are restricted and can be used only to settle obligations of the CLOs and SASB, including the subordinate interests owned by us. The liabilities of the CLOs and SASB are non-recourse to us and can only be satisfied from the assets of the CLOs and SASB.
We also hold controlling interests in other non-securitization entities that are considered VIEs. The Woodstar Fund, Woodstar Feeder Fund, L.P. and one of the Woodstar Fund’s indirect investees, SPT Dolphin Intermediate LLC (“SPT Dolphin”), the entity which holds the Woodstar II Portfolio, are each VIEs because the third party interest holders do not carry kick-out rights or substantive participating rights. We were deemed to be the primary beneficiary of those VIEs because we possess both the power to direct the activities of the VIEs that most significantly impact their economic performance and a significant economic interest in each entity. The Woodstar Fund had total assets of $2.0 billion, including its indirect investment in SPT Dolphin, and no significant liabilities as of June 30, 2023. As of June 30, 2023, Woodstar Feeder Fund, L.P. and its consolidated subsidiary which is also considered a VIE, Woodstar Feeder REIT, LLC, had a $0.6 billion investment in the Woodstar Fund, had no significant liabilities and had temporary equity of $0.4 billion consisting of the contingently redeemable non-controlling interests of the third party investors (see Note 17).
We also hold a 51% controlling interest in a joint venture (the “CMBS JV”) within our Investing and Servicing Segment, which is considered a VIE because the third party interest holder does not carry kick-out rights or substantive participating rights. We are deemed the primary beneficiary of the CMBS JV. This VIE had total assets of $358.6 million and liabilities of $86.0 million as of June 30, 2023. Refer to Note 17 for further discussion.
In addition to the above non-securitization entities, we have smaller VIEs with total assets of $74.7 million and liabilities of $35.0 million as of June 30, 2023.
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
As noted above, we are not obligated to provide, nor have we provided, any financial support for any of our securitization VIEs, whether or not we are deemed to be the primary beneficiary. As such, the risk associated with our involvement in these VIEs is limited to the carrying value of our investment in the entity. As of June 30, 2023, our maximum risk of loss related to securitization VIEs in which we were not the primary beneficiary was $18.6 million on a fair value basis.
As of June 30, 2023, the securitization VIEs which we do not consolidate had debt obligations to beneficial interest holders with unpaid principal balances, excluding the notional value of interest-only securities, of $4.6 billion. The corresponding assets are comprised primarily of commercial mortgage loans with unpaid principal balances corresponding to the amounts of the outstanding debt obligations.
We also hold passive non-controlling interests in certain unconsolidated entities that are considered VIEs. We are not the primary beneficiaries of these VIEs as we do not possess the power to direct the activities of the VIEs that most significantly impact their economic performance and therefore report our interests, which totaled $0.9 million as of June 30, 2023, within investments in unconsolidated entities on our consolidated balance sheet. Our maximum risk of loss is limited to our carrying value of the investments.
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
Base Management Fee. For the three months ended June 30, 2023 and 2022, approximately $21.8 million and $21.6 million, respectively, was incurred for base management fees. For the six months ended June 30, 2023 and 2022, approximately $43.6 million and $43.1 million, respectively, was incurred for base management fees. As of both June 30, 2023 and December 31, 2022, there were $21.8 million of unpaid base management fees included in related-party payable in our condensed consolidated balance sheets.

Incentive Fee. For the three months ended June 30, 2023 and 2022, approximately $3.8 million and $5.2 million, respectively, was incurred for incentive fees. For the six months ended June 30, 2023 and 2022, approximately $16.2 million and $34.2 million, respectively, was incurred for incentive fees. As of June 30, 2023 and December 31, 2022, there were $3.8 million and $14.5 million, respectively, of unpaid incentive fees included in related-party payable in our condensed consolidated balance sheets.
Expense Reimbursement. For the three months ended June 30, 2023 and 2022, approximately $1.8 million and $1.9 million, respectively, was incurred for executive compensation and other reimbursable expenses and recognized within general and administrative expenses in our condensed consolidated statements of operations. For both the six months ended June 30, 2023 and 2022, approximately $3.6 million was incurred for executive compensation and other reimbursable expenses and recognized within general and administrative expenses in our condensed consolidated statements of operations. As of June 30, 2023 and December 31, 2022, there were $1.7 million and $4.9 million, respectively, of unpaid reimbursable executive compensation and other expenses included in related-party payable in our condensed consolidated balance sheets.
Equity Awards. In certain instances, we issue RSAs to certain employees of affiliates of our Manager who perform services for us. There were no RSAs granted during the three months ended June 30, 2023 and 2022. Expenses related to the vesting of awards to employees of affiliates of our Manager were $2.2 million and $2.3 million during the three months ended June 30, 2023 and 2022, respectively, and are reflected in general and administrative expenses in our condensed consolidated statements of operations. During the six months ended June 30, 2023 and 2022, we granted 226,955 and 200,972 RSAs, respectively, at a grant date fair values of $4.3 million and $4.8 million, respectively. Expenses related to the vesting of awards to employees of affiliates of our Manager were $4.3 million and $5.0 million during the six months ended June 30, 2023 and 2022, respectively. These shares generally vest over a three-year period. Compensation expense related to the ESPP (refer to Note 17) for employees of affiliates of our Manager were not material during the three and six months ended June 30, 2023, and are reflected in general and administrative expenses in our condensed consolidated statement of operations.
Manager Equity Plan
In April 2022, the Company’s shareholders approved the Starwood Property Trust, Inc. 2022 Manager Equity Plan (the “2022 Manager Equity Plan”) which replaces the Starwood Property Trust, Inc. 2017 Manager Equity Plan (the “2017 Manager Equity Plan”). In November 2022, we granted 1,500,000 RSUs to our Manager under the 2022 Manager Equity Plan. In November 2020, we granted 1,800,000 RSUs to our Manager under the 2017 Manager Equity Plan. In September 2019, we granted 1,200,000 RSUs to our Manager under the 2017 Manager Equity Plan. In connection with these grants and prior similar grants, we recognized share-based compensation expense of $5.1 million and $4.5 million within management fees in our condensed consolidated statements of operations for the three months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023 and 2022, we recognized $10.3 million and $9.0 million, respectively, related to these awards. Refer to Note 17 for further discussion.
Investments in Securities
In December 2012, the Company acquired 9,140,000 ordinary shares in SEREF, a debt fund that is externally managed by an affiliate of our Manager and is listed on the London Stock Exchange, for approximately $14.7 million, which equated to approximately 4% ownership of SEREF. During the three months ended June 30, 2023, 223,016 shares were redeemed by SEREF, leaving 8,916,984 held as of June 30, 2023. As of June 30, 2023, our shares represent an approximate 2% interest in SEREF. Refer to Note 5 for additional details.
Lease Arrangements
In March 2020, we entered into an office lease agreement with an entity which is controlled by our Chairman and CEO through majority equity ownership of the entity. The leased premises serve as our new Miami Beach office following the expiration of our former lease in Miami Beach. The lease, as amended in September 2022, is for 64,424 square feet of office space, commenced July 1, 2022 and has an initial term of 15 years from the monthly lease payment commencement date of November 1, 2022. The lease payments are based on an annual base rate of $52.00 per square foot that increases by 3% each anniversary following commencement, plus our pro rata share of building operating expenses. Prior to the execution of this lease, we engaged an independent third party leasing firm and external counsel to advise the independent directors of our board of directors on market terms for the lease.  The terms of the lease and subsequent amendment were approved by our independent directors. In April 2020, we provided a $1.9 million cash security deposit to the landlord. During the three and six months ended June 30, 2023, we made payments to the landlord under the terms of the lease of $1.4 million and $2.9 million, respectively, for rent, parking and our pro rata share of building operating expenses. During the six months ended June 30, 2023, we also paid $0.3 million for reimbursements relating to tenant improvements. During the three and six months ended

June 30, 2023, we recognized $1.6 million and $3.3 million, respectively, of expenses with respect to this lease within general and administrative expenses in our condensed consolidated statements of operations.
Other Related-Party Arrangements
Highmark Residential (“Highmark”), an affiliate of our Manager, provides property management services for properties within our Woodstar I and Woodstar II Portfolios. Fees paid to Highmark are calculated as a percentage of gross receipts and are at market terms. During the three months ended June 30, 2023 and 2022, property management fees to Highmark of $1.4 million and $1.3 million, respectively, were recognized within our Woodstar Portfolios. During the six months ended June 30, 2023 and 2022, property management fees to Highmark were $2.9 million and $2.7 million, respectively.

Refer to Note 17 to the consolidated financial statements included in our Form 10-K for further discussion of related-party agreements.
17. Stockholders’ Equity and Non-Controlling Interests
During the six months ended June 30, 2023, our board of directors declared the following dividends:

Declaration Date	Record Date	Ex-Dividend Date	Payment Date	Amount	Frequency
6/15/23	6/30/23	6/29/23	7/17/23	$0.48	Quarterly
3/16/23	3/31/23	3/30/23	4/14/23	0.48	Quarterly
ATM Agreement
In May 2022, we entered into a Starwood Property Trust, Inc. Common Stock Sales Agreement (the “ATM Agreement”) with a syndicate of financial institutions to sell shares of the Company’s common stock of up to $500.0 million from time to time, through an “at the market” equity offering program. Sales of shares under the ATM Agreement are made by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale or at negotiated prices. The ATM Agreement replaces a similar agreement previously entered into in May 2014 with a financial institution. There were no shares issued under the ATM Agreement during the three and six months ended June 30, 2023. During the three and six months ended June 30, 2022, we issued 1,415,564 shares of common stock under the ATM Agreement for gross proceeds of $33.3 million at an average share price of $23.54 and paid related commission costs of $0.7 million.
Dividend Reinvestment and Direct Stock Purchase Plan
During the six months ended June 30, 2023 and 2022, shares issued under the Starwood Property Trust, Inc. Dividend Reinvestment and Direct Stock Purchase Plan (the “DRIP Plan”) were not material.
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
During the three months ended June 30, 2023, 23,998 shares of common stock were purchased by participants at a weighted average discounted purchase price of $14.70. During the six months ended June 30, 2023, 89,024 shares of common stock were purchased by participants at a weighted average discounted purchase price of $14.85 per share. During the three and six months ended June 30, 2023, the Company recognized $0.1 million and $0.3 million, respectively, of compensation expense related to its ESPP based on the estimated fair value of the discounted purchase options granted to the participants as of the beginning of the quarterly offering period determined using the Black-Scholes option pricing model.
As of June 30, 2023, there were 1.8 million shares of common stock available for future issuance through the ESPP.

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
The table below summarizes our share awards granted or vested under the 2017 and 2022 Manager Equity Plans during the six months ended June 30, 2023 and 2022 (dollar amounts in thousands):

Grant Date	Type	Amount Granted	Grant Date Fair Value	Vesting Period
November 2022	RSU	1,500,000	$31,605	3 years
November 2020	RSU	1,800,000	$30,078	3 years
September 2019	RSU	1,200,000	29,484	(1)
______________________________________________________________________________________________________________________
(1)Of the amount granted, 218,898 vested immediately on the grant date and the remaining amount vests over a three-year period.
Schedule of Non-Vested Shares and Share Equivalents (1)

	Equity Plan	Manager Equity Plan	Total	Weighted Average Grant Date Fair Value (per share)
Balance as of January 1, 2023	2,513,847	1,825,000	4,338,847	$20.65
Granted	863,888	—	863,888	18.91
Vested	(646,421)	(550,000)	(1,196,421)	18.26
Forfeited	(162,857)	—	(162,857)	22.79
Balance as of June 30, 2023	2,568,457	1,275,000	3,843,457	20.91
(1)    Equity-based award activity for awards granted under the 2017 and 2022 Equity Plans is reflected within the Equity Plan column, and for awards granted under the 2017 and 2022 Manager Equity Plans, within the Manager Equity Plan column.
As of June 30, 2023, there were 16.6 million shares of common stock available for future grants under the 2022 Manager Equity Plan and the 2022 Equity Plan.
Non-Controlling Interests in Consolidated Subsidiaries
As discussed in Note 2, on November 5, 2021 we sold a 20.6% non-controlling interest in the Woodstar Fund to third party investors for net cash proceeds of $214.2 million. Under the Woodstar Fund operating agreement, such interests are contingently redeemable by us, at the option of the interest holder, for cash at liquidation fair value if any assets remain upon termination of the Woodstar Fund. The Woodstar Fund operating agreement specifies an eight-year term with two one-year extension options, the first at our option and the second subject to consent of an advisory committee representing the non-controlling interest holders. Accordingly, these contingently redeemable non-controlling interests have been classified as “Temporary Equity” in our condensed consolidated balance sheets and represent the fair value of the Woodstar Fund’s net assets allocable to those interests. During the three and six months ended June 30, 2023, net income attributable to these non-controlling interests was $45.7 million and $47.9 million, respectively. During the three and six months ended June 30, 2022, net income attributable to these non-controlling interests was $62.8 million and $110.5 million, respectively.
In connection with our Woodstar II Portfolio acquisitions, we issued 10.2 million Class A Units in our subsidiary, SPT Dolphin, and rights to receive an additional 1.9 million Class A Units if certain contingent events occur. As of June 30, 2023, all of the 1.9 million contingent Class A Units were issued. The Class A Units are redeemable for consideration equal to the current share price of the Company’s common stock on a one-for-one basis, with the consideration paid in either cash or the Company’s common stock, at the determination of the Company. There were 9.8 million Class A Units outstanding as of June 30, 2023. The outstanding Class A Units are reflected as non-controlling interests in consolidated subsidiaries on our consolidated balance sheets, the balance of which was $208.5 million as of both June 30, 2023 and December 31, 2022.

To the extent SPT Dolphin has sufficient cash available, the Class A Units earn a preferred return indexed to the dividend rate of the Company’s common stock. Any distributions made pursuant to this waterfall are recognized within net income attributable to non-controlling interests in our condensed consolidated statements of operations. During the three and six months ended June 30, 2023, we recognized net income attributable to non-controlling interests of $4.7 million and $9.4 million, respectively, associated with these Class A Units, the same as recognized during the three and six months ended June 30, 2022.
As discussed in Note 15, we hold a 51% controlling interest in the CMBS JV within our Investing and Servicing Segment. Because the CMBS JV is deemed a VIE for which we are the primary beneficiary, the 49% interest of our joint venture partner is reflected as a non-controlling interest in consolidated subsidiaries on our condensed consolidated balance sheets, and any net income attributable to this 49% joint venture interest is reflected within net income attributable to non-controlling interests in our condensed consolidated statement of operations. The non-controlling interests in the CMBS JV were $142.8 million and $144.3 million as of June 30, 2023 and December 31, 2022, respectively. During the three and six months ended June 30, 2023, net income attributable to these non-controlling interests was $2.2 million and $2.9 million, respectively. During the three and six months ended June 30, 2022, net income attributable to these non-controlling interests was $1.3 million and $4.9 million, respectively.
18. Earnings per Share
The following table provides a reconciliation of net income and the number of shares of common stock used in the computation of basic EPS and diluted EPS (amounts in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Basic Earnings
Income attributable to STWD common stockholders	$168,843	$212,287	$220,817	$536,886
Less: Income attributable to participating shares not already deducted as non-controlling interests	(2,411)	(3,990)	(3,452)	(12,811)
Basic earnings	$166,432	$208,297	$217,365	$524,075

Diluted Earnings
Income attributable to STWD common stockholders	$168,843	$212,287	$220,817	$536,886
Less: Income attributable to participating shares not already deducted as non-controlling interests	(2,411)	(3,990)	(3,452)	(12,811)
Add: Interest expense on Convertible Notes	—	2,915	—	5,818
Add: Undistributed earnings to participating shares	770	2,584	—	9,879
Less: Undistributed earnings reallocated to participating shares	(769)	(2,506)	—	(9,579)
Diluted earnings	$166,433	$211,290	$217,365	$530,193

Number of Shares:
Basic — Average shares outstanding	309,721	305,035	309,067	303,995
Effect of dilutive securities — Convertible Notes	—	9,649	—	9,649
Effect of dilutive securities — Contingently issuable shares	99	120	99	120
Effect of dilutive securities — Unvested non-participating shares	235	158	247	144
Diluted — Average shares outstanding	310,055	314,962	309,413	313,908

Earnings Per Share Attributable to STWD Common Stockholders:
Basic	$0.54	$0.68	$0.70	$1.72
Diluted	$0.54	$0.67	$0.70	$1.69
As of June 30, 2023 and 2022, participating shares of 13.2 million and 12.7 million, respectively, were excluded from the computation of diluted shares as their effect was already considered under the more dilutive two-class method used above.

Such participating shares at both June 30, 2023 and 2022 included 9.8 million potential shares of our common stock issuable upon redemption of the Class A Units in SPT Dolphin, as discussed in Note 17.
19. Accumulated Other Comprehensive Income
The changes in AOCI by component are as follows (amounts in thousands):

Cumulative Unrealized Gain (Loss) on Available-for- Sale Securities
Three Months Ended June 30, 2023
Balance at April 1, 2023	$19,851
OCI before reclassifications	(2,496)
Amounts reclassified from AOCI	—
Net period OCI	(2,496)
Balance at June 30, 2023	$17,355
Three Months Ended June 30, 2022
Balance at April 1, 2022	$35,669
OCI before reclassifications	(6,699)
Amounts reclassified from AOCI	—
Net period OCI	(6,699)
Balance at June 30, 2022	$28,970
Six Months Ended June 30, 2023
Balance at January 1, 2023	$20,955
OCI before reclassifications	(3,600)
Amounts reclassified from AOCI	—
Net period OCI	(3,600)
Balance at June 30, 2023	$17,355
Six Months Ended June 30, 2022
Balance at January 1, 2022	$40,953
OCI before reclassifications	(11,983)
Amounts reclassified from AOCI	—
Net period OCI	(11,983)
Balance at June 30, 2022	$28,970

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

Internal valuations at interim quarter ends, including June 30, 2023, are prepared by management. The valuation of properties is based on a direct income capitalization approach, whereby a direct capitalization market rate is applied to annualized in-place net operating income at the portfolio level. The direct capitalization rate is initially calibrated to the implied rate from the latest appraisal and adjusted for subsequent changes in current market capitalization rates for sales of comparable multifamily properties. The valuations of secured financing agreements, working capital and interest rate derivatives are consistent with the methodologies described in the paragraph above.

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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level II of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level III inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of June 30, 2023 and December 31, 2022, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level II of the fair value hierarchy.
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

Fair Value Disclosures
The following tables present our financial assets and liabilities carried at fair value on a recurring basis in the consolidated balance sheets by their level in the fair value hierarchy as of June 30, 2023 and December 31, 2022 (amounts in thousands):

	June 30, 2023
	Total	Level I	Level II	Level III
Financial Assets:
Loans under fair value option	$2,732,996	$—	$59,776	$2,673,220
RMBS	107,216	—	—	107,216
CMBS	18,603	—	—	18,603
Equity security	10,037	10,037	—	—
Woodstar Fund investments	1,976,985	—	—	1,976,985
Domestic servicing rights	18,256	—	—	18,256
Derivative assets	79,009	—	79,009	—
VIE assets	46,864,870	—	—	46,864,870
Total	$51,807,972	$10,037	$138,785	$51,659,150
Financial Liabilities:
Derivative liabilities	$97,483	$—	$97,483	$—
VIE liabilities	45,183,730	—	39,292,271	5,891,459
Total	$45,281,213	$—	$39,389,754	$5,891,459

	December 31, 2022
	Total	Level I	Level II	Level III
Financial Assets:
Loans under fair value option	$2,784,594	$—	$—	$2,784,594
RMBS	113,386	—	—	113,386
CMBS	19,108	—	—	19,108
Equity security	9,840	9,840	—	—
Woodstar Fund investments	1,761,002	—	—	1,761,002
Domestic servicing rights	17,790	—	—	17,790
Derivative assets	108,621	—	108,621	—
VIE assets	52,453,041	—	—	52,453,041
Total	$57,267,382	$9,840	$108,621	$57,148,921
Financial Liabilities:
Derivative liabilities	$91,404	$—	$91,404	$—
VIE liabilities	50,754,355	—	45,248,412	5,505,943
Total	$50,845,759	$—	$45,339,816	$5,505,943

The changes in financial assets and liabilities classified as Level III are as follows for the three and six months ended June 30, 2023 and 2022 (amounts in thousands):

Three Months Ended June 30, 2023	Loans at Fair Value	RMBS	CMBS	Woodstar Fund Investments	Domestic Servicing Rights	VIE Assets	VIE Liabilities	Total
April 1, 2023 balance	$2,810,889	$111,069	$18,945	$1,762,162	$18,094	$50,526,390	$(4,833,540)	$50,414,009
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	(53,342)	—	95	214,823	162	(3,661,520)	151,552	(3,348,230)
Net accretion	—	1,191	—	—	—	—	—	1,191
Included in OCI	—	(2,496)	—	—	—	—	—	(2,496)
Purchases / Originations	180,250	—	—	—	—	—	—	180,250
Sales	(157,879)	—	—	—	—	—	—	(157,879)
Cash repayments / receipts	(46,284)	(2,548)	(437)	—	—	—	(10,541)	(59,810)
Transfers into Level III	7	—	—	—	—	—	(1,198,930)	(1,198,923)
Transfers out of Level III	(60,421)	—	—	—	—	—	—	(60,421)
June 30, 2023 balance	$2,673,220	$107,216	$18,603	$1,976,985	$18,256	$46,864,870	$(5,891,459)	$45,767,691
Amount of unrealized gains (losses) attributable to assets still held at June 30, 2023:
Included in earnings	$(68,708)	$1,191	$95	$214,823	$162	$(3,661,520)	$151,552	$(3,362,405)
Included in OCI	$—	$(2,496)	$—	$—	$—	$—	$—	$(2,496)

Three Months Ended June 30, 2022	Loans at Fair Value	RMBS	CMBS	Woodstar Fund Investments	Domestic Servicing Rights	VIE Assets	VIE Liabilities	Total
April 1, 2022 balance	$2,367,022	$134,406	$21,858	$1,264,160	$17,864	$57,763,543	$(5,479,288)	$56,089,565
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	(113,480)	—	(665)	294,690	(365)	(3,021,691)	447,311	(2,394,200)
Net accretion	—	2,625	—	—	—	—	—	2,625
Included in OCI	—	(6,699)	—	—	—	—	—	(6,699)
Purchases / Originations	1,340,371	—	—	—	—	—	—	1,340,371
Sales	(1,309,220)	—	—	—	—	—	—	(1,309,220)
Cash repayments / receipts	(56,415)	(5,893)	(228)	—	—	—	(415)	(62,951)
Transfers into Level III	54	—	—	—	—	—	(426,237)	(426,183)
Transfers out of Level III	(30,831)	—	—	—	—	—	262,839	232,008
Consolidation of VIEs	—	—	—	—	—	3,251,711	(784,844)	2,466,867
June 30, 2022 balance	$2,197,501	$124,439	$20,965	$1,558,850	$17,499	$57,993,563	$(5,980,634)	$55,932,183
Amount of unrealized gains (losses) attributable to assets still held at June 30, 2022:
Included in earnings	$(108,411)	$2,340	$(665)	$294,690	$(365)	$(3,021,691)	$447,311	$(2,386,791)
Included in OCI	$—	$(6,375)	$—	$—	$—	$—	$—	$(6,375)

Six Months Ended June 30, 2023	Loans at Fair Value	RMBS	CMBS	Woodstar Fund Investments	Domestic Servicing Rights	VIE Assets	VIE Liabilities	Total
January 1, 2023 balance	$2,784,594	$113,386	$19,108	$1,761,002	$17,790	$52,453,041	$(5,505,943)	$51,642,978
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	(44,441)	—	76	215,983	466	(5,588,171)	304,605	(5,111,482)
Net accretion	—	2,413	—	—	—	—	—	2,413
Included in OCI	—	(3,600)	—	—	—	—	—	(3,600)
Purchases / Originations	249,450	—	—	—	—	—	—	249,450
Sales	(171,318)	—	—	—	—	—	—	(171,318)
Cash repayments / receipts	(84,651)	(4,983)	(581)	—	—	—	(11,650)	(101,865)
Transfers into Level III	7	—	—	—	—	—	(1,198,930)	(1,198,923)
Transfers out of Level III	(60,421)	—	—	—	—	—	520,459	460,038
June 30, 2023 balance	$2,673,220	$107,216	$18,603	$1,976,985	$18,256	$46,864,870	$(5,891,459)	$45,767,691
Amount of unrealized gains (losses) attributable to assets still held at June 30, 2023:
Included in earnings	$(61,197)	$2,413	$76	$215,983	$466	$(5,588,171)	$304,605	$(5,125,825)
Included in OCI	$—	$(3,600)	$—	$—	$—	$—	$—	$(3,600)

Six Months Ended June 30, 2022	Loans at Fair Value	RMBS	CMBS	Woodstar Fund Investments	Domestic Servicing Rights	VIE Assets	VIE Liabilities	Total
January 1, 2022 balance	$2,936,025	$143,980	$22,244	$1,040,309	$16,780	$61,280,543	$(4,780,221)	$60,659,660
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	(239,263)	—	(1,357)	518,541	719	(6,918,293)	922,222	(5,717,431)
Net accretion	—	5,230	—	—	—	—	—	5,230
Included in OCI	—	(11,983)	—	—	—	—	—	(11,983)
Purchases / Originations	3,607,070	—	—	—	—	—	—	3,607,070
Sales	(3,587,687)	—	—	—	—	—	—	(3,587,687)
Cash repayments / receipts	(114,849)	(12,788)	(452)	—	—	—	(825)	(128,914)
Transfers into Level III	147	—	—	—	—	—	(630,117)	(629,970)
Transfers out of Level III	(403,942)	—	—	—	—	—	317,449	(86,493)
Consolidation of VIEs	—	—	—	—	—	4,361,325	(1,810,101)	2,551,224
Deconsolidation of VIEs	—	—	530	—	—	(730,012)	959	(728,523)
June 30, 2022 balance	$2,197,501	$124,439	$20,965	$1,558,850	$17,499	$57,993,563	$(5,980,634)	$55,932,183
Amount of unrealized gains (losses) attributable to assets still held at June 30, 2022:
Included in earnings	$(168,610)	$4,896	$(827)	$518,541	$719	$(6,918,293)	$922,222	$(5,641,352)
Included in OCI	$—	$(11,577)	$—	$—	$—	$—	$—	$(11,577)
Amounts were transferred from Level II to Level III due to a decrease in the observable relevant market activity and amounts were transferred from Level III to Level II due to an increase in the observable relevant market activity.
The following table presents the fair values of our financial instruments not carried at fair value on the consolidated balance sheets (amounts in thousands):

	June 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets not carried at fair value:
Loans	$17,754,538	$17,667,035	$18,401,439	$18,215,072
HTM debt securities	628,261	593,057	673,470	637,275
Financial liabilities not carried at fair value:
Secured financing agreements, CLOs and SASB	$18,164,840	$17,946,463	$18,177,756	$18,017,651
Unsecured senior notes	2,083,517	1,927,078	2,329,211	2,199,135

The following is quantitative information about significant unobservable inputs in our Level III measurements for those assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

	Carrying Value at June 30, 2023	Valuation Technique	Unobservable Input	Range (Weighted Average) as of (1)
				June 30, 2023	December 31, 2022
Loans under fair value option	$2,673,220	Discounted cash flow, market pricing	Coupon (d)	2.8% - 9.8% (4.6%)	2.8% - 9.3% (4.5%)
			Remaining contractual term (d)	4.8 - 39.0 years (27.9 years)	5.3 - 39.5 years (28.6 years)
			FICO score (a)	585 - 900 (749)	585 - 900 (749)
			LTV (b)	0% - 92% (66%)	4% - 92% (67%)
			Purchase price (d)	80.0% - 108.6% (101.4%)	80.0% - 108.6% (101.4%)
RMBS	107,216	Discounted cash flow	Constant prepayment rate (a)	2.8% - 12.1% (5.3%)	2.8% - 12.0% (5.5%)
			Constant default rate (b)	0.8% - 3.7% (2.0%)	1.1% - 4.4% (2.0%)
			Loss severity (b)	0% - 108% (24%) (f)	0% - 109% (24%) (f)
			Delinquency rate (c)	5% - 27% (15%)	6% - 29% (16%)
			Servicer advances (a)	29% - 81% (52%)	31% - 77.7% (53%)
			Annual coupon deterioration (b)	0% - 2.2% (0.1%)	0% - 2.6% (0.1%)
			Putback amount per projected total collateral loss (e)	0% - 8% (0.5%)	0% - 8% (0.5%)
CMBS	18,603	Discounted cash flow	Yield (b)	0% - 582.3% (10.8%)	0% - 117.5% (10.1%)
			Duration (c)	0 - 7.1 years (2.7 years)	0 - 7.7 years (3.0 years)
Woodstar Fund investments	1,976,985	Discounted cash flow	Discount rate - properties (b)	N/A	6.3% - 6.8% (6.5%)
			Discount rate - debt (a)	5.5% - 7.5% (6.1%)	5.6% - 6.7% (6.1%)
			Terminal capitalization rate (b)	N/A	5.0% - 5.5% (5.1%)
			Direct capitalization rate (b)	4.2% (4.2%)	4.2% (4.2%) (Implied)
Domestic servicing rights	18,256	Discounted cash flow	Debt yield (a)	8.30% (8.30%)	8.25% (8.25%)
			Discount rate (b)	15% (15%)	15% (15%)
VIE assets	46,864,870	Discounted cash flow	Yield (b)	0% - 813.4% (15.7%)	0% - 453.6% (15.3%)
			Duration (c)	0 - 10.5 years (2.9 years)	0 - 11.0 years (2.4 years)
VIE liabilities	5,891,459	Discounted cash flow	Yield (b)	0% - 813.4% (11.4%)	0% - 453.6% (10.4%)
			Duration (c)	0 - 10.5 years (2.4 years)	0 - 11.0 years (1.8 years)
______________________________________________________________________________________________________________________
(1)Unobservable inputs were weighted by the relative carrying value of the instruments as of June 30, 2023 and December 31, 2022.
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
(f)8% and 10% of the portfolio falls within a range of 45% - 80% as of June 30, 2023 and December 31, 2022, respectively.

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
Our TRSs engage in various real estate-related operations, including special servicing of commercial real estate, originating and securitizing mortgage loans, and investing in entities which engage in real estate-related operations. As of both June 30, 2023 and December 31, 2022, approximately $3.2 billion of assets were owned by TRS entities. Our TRSs are not consolidated for U.S. federal income tax purposes, but are instead taxed as corporations. For financial reporting purposes, a provision for current and deferred taxes is established for the portion of earnings recognized by us with respect to our interest in TRSs.
The following table is a reconciliation of our U.S. federal income tax provision determined using our statutory federal tax rate to our reported income tax provision (benefit) for the three and six months ended June 30, 2023 and 2022 (dollars in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023		2022		2023		2022
Federal statutory tax rate	$46,951	21.0%	$59,622	21.0%	$57,654	21.0%	$139,813	21.0%
REIT and other non-taxable income	(46,049)	(20.5)%	(58,233)	(20.6)%	(63,776)	(23.3)%	(137,431)	(20.6)%
State income taxes	296	0.1%	456	0.2%	(2,012)	(0.7)%	782	0.1%
Federal benefit of state tax deduction	(63)	—%	(95)	—%	422	0.2%	(164)	—%
Intra-entity transfers	—	—%	—	—%	—	—%	(3,868)	(0.6)%
Other	62	(0.1)%	456	0.2%	114	—%	624	0.1%
Effective tax rate	$1,197	0.5%	$2,206	0.8%	$(7,598)	(2.8)%	$(244)	—%

For the three and six months ended June 30, 2023, we have utilized the discrete effective tax rate method, as allowed by ASC 740-270-30-18, “Income Taxes—Interim Reporting,” to calculate our interim income tax benefit. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year to date period as if it was the annual period and determines the income tax expense or benefit on that basis. We believe that due to market dislocation and volatility, particularly with respect to the Company's residential assets that are housed in TRSs, the use of the discrete method is more appropriate at this time than the annual effective tax rate method due to the high degree of uncertainty in estimating annual pretax earnings.
22. Commitments and Contingencies
As of June 30, 2023, our Commercial and Residential Lending Segment had future commercial loan funding commitments totaling $2.0 billion, of which we expect to fund $1.8 billion. These future funding commitments primarily relate to construction projects, capital improvements, tenant improvements and leasing commissions.
As of June 30, 2023, our Infrastructure Lending Segment had future infrastructure loan funding commitments totaling $123.1 million, including $111.9 million under revolvers and letters of credit (“LCs”), and $11.2 million under delayed draw term loans. As of June 30, 2023, $16.4 million of revolvers and LCs were outstanding.
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
The table below presents our results of operations for the three months ended June 30, 2023 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Revenues:
Interest income from loans	$394,112	$59,581	$—	$2,156	$—	$455,849	$—	$455,849
Interest income from investment securities	33,763	165	—	21,603	—	55,531	(36,612)	18,919
Servicing fees	135	—	—	9,410	—	9,545	(3,203)	6,342
Rental income	1,959	—	23,325	7,023	—	32,307	—	32,307
Other revenues	841	310	198	512	391	2,252	—	2,252
Total revenues	430,810	60,056	23,523	40,704	391	555,484	(39,815)	515,669
Costs and expenses:
Management fees	212	—	—	—	30,766	30,978	—	30,978
Interest expense	250,332	35,483	13,469	8,875	55,384	363,543	(211)	363,332
General and administrative	14,565	3,734	993	20,640	3,224	43,156	—	43,156
Acquisition and investment pursuit costs	251	5	—	(111)	—	145	—	145
Costs of rental operations	2,579	—	5,446	3,442	—	11,467	—	11,467
Depreciation and amortization	1,719	27	8,023	2,554	—	12,323	—	12,323
Credit loss provision, net	118,162	3,763	—	—	—	121,925	—	121,925
Other expense	103	—	23	—	—	126	—	126
Total costs and expenses	387,923	43,012	27,954	35,400	89,374	583,663	(211)	583,452
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	—	54,123	54,123
Change in fair value of servicing rights	—	—	—	(1,651)	—	(1,651)	1,813	162
Change in fair value of investment securities, net	26,444	—	—	(11,001)	—	15,443	(15,455)	(12)
Change in fair value of mortgage loans, net	(65,202)	—	—	11,860	—	(53,342)	—	(53,342)
Income from affordable housing fund investments	—	—	223,823	—	—	223,823	—	223,823
Earnings (loss) from unconsolidated entities	1,482	2,043	—	7,314	—	10,839	(877)	9,962
(Loss) gain on sale of investments and other assets, net	(88)	—	—	4,768	—	4,680	—	4,680
Gain (loss) on derivative financial instruments, net	67,314	197	5,108	3,820	(20,063)	56,376	—	56,376
Foreign currency gain (loss), net	23,261	82	(9)	—	—	23,334	—	23,334
Loss on extinguishment of debt	(1,004)	—	—	(119)	—	(1,123)	—	(1,123)
Other (loss) income, net	(26,625)	6	(5)	—	—	(26,624)	—	(26,624)
Total other income (loss)	25,582	2,328	228,917	14,991	(20,063)	251,755	39,604	291,359
Income (loss) before income taxes	68,469	19,372	224,486	20,295	(109,046)	223,576	—	223,576
Income tax (provision) benefit	(399)	292	—	(1,090)	—	(1,197)	—	(1,197)
Net income (loss)	68,070	19,664	224,486	19,205	(109,046)	222,379	—	222,379
Net income attributable to non-controlling interests	(4)	—	(50,359)	(3,173)	—	(53,536)	—	(53,536)
Net income (loss) attributable to Starwood Property Trust, Inc.	$68,066	$19,664	$174,127	$16,032	$(109,046)	$168,843	$—	$168,843

The table below presents our results of operations for the three months ended June 30, 2022 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Revenues:
Interest income from loans	$227,555	$30,096	$—	$3,499	$—	$261,150	$—	$261,150
Interest income from investment securities	22,591	1,173	—	20,990	—	44,754	(29,448)	15,306
Servicing fees	142	—	—	15,616	—	15,758	(3,205)	12,553
Rental income	1,044	—	22,628	7,852	—	31,524	—	31,524
Other revenues	61	90	48	4,854	3	5,056	(3)	5,053
Total revenues	251,393	31,359	22,676	52,811	3	358,242	(32,656)	325,586
Costs and expenses:
Management fees	254	—	—	—	31,370	31,624	—	31,624
Interest expense	88,226	15,001	7,074	6,391	36,142	152,834	(216)	152,618
General and administrative	11,845	3,631	975	23,114	5,342	44,907	98	45,005
Acquisition and investment pursuit costs	738	—	2	(223)	—	517	—	517
Costs of rental operations	1,826	—	5,216	3,556	—	10,598	—	10,598
Depreciation and amortization	1,183	104	8,179	2,774	—	12,240	—	12,240
Credit loss provision, net	7,925	513	—	—	—	8,438	—	8,438
Other expense	1,251	—	—	7	—	1,258	—	1,258
Total costs and expenses	113,248	19,249	21,446	35,619	72,854	262,416	(118)	262,298
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	—	8,373	8,373
Change in fair value of servicing rights	—	—	—	543	—	543	(908)	(365)
Change in fair value of investment securities, net	(19,312)	—	—	(8,150)	—	(27,462)	26,217	(1,245)
Change in fair value of mortgage loans, net	(121,356)	—	—	7,876	—	(113,480)	—	(113,480)
Income from affordable housing fund investments	—	—	307,165	—	—	307,165	—	307,165
Earnings (loss) from unconsolidated entities	2,786	394	—	1,748	—	4,928	(1,063)	3,865
Gain on sale of investments and other assets, net	138	—	—	—	—	138	—	138
Gain (loss) on derivative financial instruments, net	127,140	265	5,354	9,007	(13,183)	128,583	—	128,583
Foreign currency (loss) gain, net	(78,331)	(289)	18	—	—	(78,602)	—	(78,602)
Other loss, net	(33,809)	—	—	—	—	(33,809)	—	(33,809)
Total other income (loss)	(122,744)	370	312,537	11,024	(13,183)	188,004	32,619	220,623
Income (loss) before income taxes	15,401	12,480	313,767	28,216	(86,034)	283,830	81	283,911
Income tax (provision) benefit	(557)	1	—	(1,650)	—	(2,206)	—	(2,206)
Net income (loss)	14,844	12,481	313,767	26,566	(86,034)	281,624	81	281,705
Net income attributable to non-controlling interests	(4)	—	(67,482)	(1,851)	—	(69,337)	(81)	(69,418)
Net income (loss) attributable to Starwood Property Trust, Inc.	$14,840	$12,481	$246,285	$24,715	$(86,034)	$212,287	$—	$212,287

The table below presents our results of operations for the six months ended June 30, 2023 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Revenues:
Interest income from loans	$769,713	$114,341	$—	$2,703	$—	$886,757	$—	$886,757
Interest income from investment securities	66,284	1,503	—	44,388	—	112,175	(74,619)	37,556
Servicing fees	294	—	—	19,244	—	19,538	(5,940)	13,598
Rental income	3,940	—	47,020	13,636	—	64,596	—	64,596
Other revenues	1,185	526	301	895	669	3,576	—	3,576
Total revenues	841,416	116,370	47,321	80,866	669	1,086,642	(80,559)	1,006,083
Costs and expenses:
Management fees	430	—	—	—	70,088	70,518	—	70,518
Interest expense	476,725	68,301	26,068	16,304	111,656	699,054	(421)	698,633
General and administrative	26,458	7,698	1,945	40,687	8,476	85,264	—	85,264
Acquisition and investment pursuit costs	458	13	—	(57)	—	414	—	414
Costs of rental operations	5,030	—	10,995	7,108	—	23,133	—	23,133
Depreciation and amortization	3,350	57	16,131	5,201	—	24,739	—	24,739
Credit loss provision, net	148,952	16,167	—	—	—	165,119	—	165,119
Other expense	935	—	23	16	—	974	—	974
Total costs and expenses	662,338	92,236	55,162	69,259	190,220	1,069,215	(421)	1,068,794
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	—	95,261	95,261
Change in fair value of servicing rights	—	—	—	(1,701)	—	(1,701)	2,167	466
Change in fair value of investment securities, net	41,310	—	—	(25,460)	—	15,850	(15,780)	70
Change in fair value of mortgage loans, net	(56,940)	—	—	12,499	—	(44,441)	—	(44,441)
Income from affordable housing fund investments	—	—	236,788	—	—	236,788	—	236,788
Earnings (loss) from unconsolidated entities	2,421	3,783	—	7,993	—	14,197	(1,510)	12,687
(Loss) gain on sale of investments and other assets, net	(88)	—	—	4,958	—	4,870	—	4,870
Gain (loss) on derivative financial instruments, net	32,951	146	3,891	353	(13,793)	23,548	—	23,548
Foreign currency gain, net	38,191	157	5	—	—	38,353	—	38,353
Loss on extinguishment of debt	(1,065)	—	—	(119)	—	(1,184)	—	(1,184)
Other (loss) income, net	(29,166)	6	(5)	—	—	(29,165)	—	(29,165)
Total other income (loss)	27,614	4,092	240,679	(1,477)	(13,793)	257,115	80,138	337,253
Income (loss) before income taxes	206,692	28,226	232,838	10,130	(203,344)	274,542	—	274,542
Income tax benefit	6,158	338	—	1,102	—	7,598	—	7,598
Net income (loss)	212,850	28,564	232,838	11,232	(203,344)	282,140	—	282,140
Net income attributable to non-controlling interests	(7)	—	(57,337)	(3,979)	—	(61,323)	—	(61,323)
Net income (loss) attributable to Starwood Property Trust, Inc.	$212,843	$28,564	$175,501	$7,253	$(203,344)	$220,817	$—	$220,817

The table below presents our results of operations for the six months ended June 30, 2022 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Revenues:
Interest income from loans	$430,025	$57,079	$—	$7,665	$—	$494,769	$—	$494,769
Interest income from investment securities	43,427	1,920	—	48,379	—	93,726	(64,437)	29,289
Servicing fees	278	—	—	29,687	—	29,965	(7,420)	22,545
Rental income	2,730	—	44,993	15,381	—	63,104	—	63,104
Other revenues	113	158	98	9,508	3	9,880	(9)	9,871
Total revenues	476,573	59,157	45,091	110,620	3	691,444	(71,866)	619,578
Costs and expenses:
Management fees	531	—	—	—	86,388	86,919	—	86,919
Interest expense	156,828	26,931	13,155	12,601	69,984	279,499	(430)	279,069
General and administrative	23,447	7,142	2,031	46,557	9,970	89,147	179	89,326
Acquisition and investment pursuit costs	1,237	1	7	(306)	—	939	—	939
Costs of rental operations	2,345	—	10,217	7,326	—	19,888	—	19,888
Depreciation and amortization	1,477	209	16,398	5,803	—	23,887	—	23,887
Credit loss provision, net	4,626	154	—	—	—	4,780	—	4,780
Other expense	1,251	—	55	7	—	1,313	—	1,313
Total costs and expenses	191,742	34,437	41,863	71,988	166,342	506,372	(251)	506,121
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	—	35,122	35,122
Change in fair value of servicing rights	—	—	—	326	—	326	393	719
Change in fair value of investment securities, net	(21,417)	—	—	(17,441)	—	(38,858)	37,258	(1,600)
Change in fair value of mortgage loans, net	(237,584)	—	—	(1,679)	—	(239,263)	—	(239,263)
Income from affordable housing fund investments	—	—	541,206	—	—	541,206	—	541,206
Earnings (loss) from unconsolidated entities	1,446	739	—	1,899	—	4,084	(1,129)	2,955
Gain on sale of investments and other assets, net	86,748	—	—	11,858	—	98,606	—	98,606
Gain (loss) on derivative financial instruments, net	245,535	897	22,900	36,870	(50,351)	255,851	—	255,851
Foreign currency (loss) gain, net	(105,585)	(317)	19	—	—	(105,883)	—	(105,883)
Loss on extinguishment of debt	(206)	(469)	—	(148)	—	(823)	—	(823)
Other (loss) income, net	(34,597)	—	—	—	—	(34,597)	25	(34,572)
Total other income (loss)	(65,660)	850	564,125	31,685	(50,351)	480,649	71,669	552,318
Income (loss) before income taxes	219,171	25,570	567,353	70,317	(216,690)	665,721	54	665,775
Income tax benefit (provision)	4,583	5	—	(4,344)	—	244	—	244
Net income (loss)	223,754	25,575	567,353	65,973	(216,690)	665,965	54	666,019
Net income attributable to non-controlling interests	(7)	—	(119,893)	(9,179)	—	(129,079)	(54)	(129,133)
Net income (loss) attributable to Starwood Property Trust, Inc.	$223,747	$25,575	$447,460	$56,794	$(216,690)	$536,886	$—	$536,886

The table below presents our consolidated balance sheet as of June 30, 2023 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Assets:
Cash and cash equivalents	$54,876	$79,411	$31,769	$31,614	$136,259	$333,929	$—	$333,929
Restricted cash	25,912	23,060	958	4,637	65,716	120,283	—	120,283
Loans held-for-investment, net	15,511,767	2,191,973	—	9,406	—	17,713,146	—	17,713,146
Loans held-for-sale	2,663,034	—	—	111,354	—	2,774,388	—	2,774,388
Investment securities	1,266,437	20,157	—	1,127,934	—	2,414,528	(1,650,411)	764,117
Properties, net	476,847	—	857,354	108,562	—	1,442,763	—	1,442,763
Investments of consolidated affordable housing fund	—	—	1,976,985	—	—	1,976,985	—	1,976,985
Investments in unconsolidated entities	24,815	50,352	—	32,947	—	108,114	(14,463)	93,651
Goodwill	—	119,409	—	140,437	—	259,846	—	259,846
Intangible assets	14,933	—	27,365	62,825	—	105,123	(36,891)	68,232
Derivative assets	73,909	189	1,073	3,838	—	79,009	—	79,009
Accrued interest receivable	167,752	14,272	1,213	1,551	5,114	189,902	(280)	189,622
Other assets	340,171	19,316	54,319	20,214	55,506	489,526	—	489,526
VIE assets, at fair value	—	—	—	—	—	—	46,864,870	46,864,870
Total Assets	$20,620,453	$2,518,139	$2,951,036	$1,655,319	$262,595	$28,007,542	$45,162,825	$73,170,367
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$131,382	$20,197	$13,463	$29,472	$73,563	$268,077	$—	$268,077
Related-party payable	—	—	—	—	27,325	27,325	—	27,325
Dividends payable	—	—	—	—	152,418	152,418	—	152,418
Derivative liabilities	28,278	161	—	—	69,044	97,483	—	97,483
Secured financing agreements, net	10,830,397	974,267	790,880	590,969	1,339,494	14,526,007	(20,960)	14,505,047
Collateralized loan obligations and single asset securitization, net	2,844,610	815,183	—	—	—	3,659,793	—	3,659,793
Unsecured senior notes, net	—	—	—	—	2,083,517	2,083,517	—	2,083,517
VIE liabilities, at fair value	—	—	—	—	—	—	45,183,730	45,183,730
Total Liabilities	13,834,667	1,809,808	804,343	620,441	3,745,361	20,814,620	45,162,770	65,977,390
Temporary Equity: Redeemable non-controlling interests	—	—	408,034	—	—	408,034	—	408,034
Permanent Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Common stock	—	—	—	—	3,202	3,202	—	3,202
Additional paid-in capital	1,472,374	578,977	(423,121)	(648,140)	4,862,723	5,842,813	—	5,842,813
Treasury stock	—	—	—	—	(138,022)	(138,022)	—	(138,022)
Retained earnings (accumulated deficit)	5,295,942	129,354	1,953,146	1,521,373	(8,210,669)	689,146	—	689,146
Accumulated other comprehensive income	17,355	—	—	—	—	17,355	—	17,355
Total Starwood Property Trust, Inc. Stockholders’ Equity	6,785,671	708,331	1,530,025	873,233	(3,482,766)	6,414,494	—	6,414,494
Non-controlling interests in consolidated subsidiaries	115	—	208,634	161,645	—	370,394	55	370,449
Total Permanent Equity	6,785,786	708,331	1,738,659	1,034,878	(3,482,766)	6,784,888	55	6,784,943
Total Liabilities and Equity	$20,620,453	$2,518,139	$2,951,036	$1,655,319	$262,595	$28,007,542	$45,162,825	$73,170,367

The table below presents our consolidated balance sheet as of December 31, 2022 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Assets:
Cash and cash equivalents	$68,593	$31,153	$31,194	$39,023	$91,098	$261,061	$—	$261,061
Restricted cash	18,556	31,133	981	5,259	65,143	121,072	—	121,072
Loans held-for-investment, net	16,038,930	2,352,932	—	9,577	—	18,401,439	—	18,401,439
Loans held-for-sale	2,763,458	—	—	21,136	—	2,784,594	—	2,784,594
Investment securities	1,250,893	66,204	—	1,165,628	—	2,482,725	(1,666,921)	815,804
Properties, net	463,492	—	864,778	121,716	—	1,449,986	—	1,449,986
Investments of consolidated affordable housing fund	—	—	1,761,002	—	—	1,761,002	—	1,761,002
Investments in unconsolidated entities	25,326	47,078	—	33,030	—	105,434	(13,542)	91,892
Goodwill	—	119,409	—	140,437	—	259,846	—	259,846
Intangible assets	11,908	—	29,613	66,310	—	107,831	(39,058)	68,773
Derivative assets	101,082	122	1,803	5,614	—	108,621	—	108,621
Accrued interest receivable	151,852	9,856	863	1,105	5,120	168,796	(275)	168,521
Other assets	170,177	3,614	54,313	12,929	56,444	297,477	—	297,477
VIE assets, at fair value	—	—	—	—	—	—	52,453,041	52,453,041
Total Assets	$21,064,267	$2,661,501	$2,744,547	$1,621,764	$217,805	$28,309,884	$50,733,245	$79,043,129
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$146,897	$20,656	$11,716	$46,377	$73,353	$298,999	$—	$298,999
Related-party payable	—	—	—	—	41,186	41,186	—	41,186
Dividends payable	—	—	—	—	151,511	151,511	—	151,511
Derivative liabilities	21,523	105	—	—	69,776	91,404	—	91,404
Secured financing agreements, net	10,804,970	1,042,679	789,719	543,256	1,342,074	14,522,698	(21,166)	14,501,532
Collateralized loan obligations and single asset securitization, net	2,862,211	814,013	—	—	—	3,676,224	—	3,676,224
Unsecured senior notes, net	—	—	—	—	2,329,211	2,329,211	—	2,329,211
VIE liabilities, at fair value	—	—	—	—	—	—	50,754,355	50,754,355
Total Liabilities	13,835,601	1,877,453	801,435	589,633	4,007,111	21,111,233	50,733,189	71,844,422
Temporary Equity: Redeemable non-controlling interests	—	—	362,790	—	—	362,790	—	362,790
Permanent Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Common stock	—	—	—	—	3,181	3,181	—	3,181
Additional paid-in capital	2,124,496	683,258	(405,955)	(646,662)	4,051,950	5,807,087	—	5,807,087
Treasury stock	—	—	—	—	(138,022)	(138,022)	—	(138,022)
Retained earnings (accumulated deficit)	5,083,100	100,790	1,777,643	1,514,119	(7,706,415)	769,237	—	769,237
Accumulated other comprehensive income	20,955	—	—	—	—	20,955	—	20,955
Total Starwood Property Trust, Inc. Stockholders’ Equity	7,228,551	784,048	1,371,688	867,457	(3,789,306)	6,462,438	—	6,462,438
Non-controlling interests in consolidated subsidiaries	115	—	208,634	164,674	—	373,423	56	373,479
Total Permanent Equity	7,228,666	784,048	1,580,322	1,032,131	(3,789,306)	6,835,861	56	6,835,917
Total Liabilities and Equity	$21,064,267	$2,661,501	$2,744,547	$1,621,764	$217,805	$28,309,884	$50,733,245	$79,043,129

24. Subsequent Events
Our significant events subsequent to June 30, 2023 were as follows:
Convertible Senior Notes
In July 2023, we issued $380.8 million of 6.750% Convertible Senior Notes due July 2027 (the “2027 Convertible Notes”) for net proceeds of $371.2 million. Prior to January 15, 2027, the 2027 Convertible Notes will be convertible into our common stock at an initial conversion rate of 48.1783 shares per $1,000 principal amount (equivalent to a conversion price of approximately $20.76 per share) only upon certain circumstances and during certain periods, and thereafter will be convertible at any time prior to the close of business on the second scheduled trading day prior to maturity of the 2027 Convertible Notes. Upon conversion, holders will receive cash, shares of our common stock or a combination thereof at our election.

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

We have four reportable business segments as of June 30, 2023 and we refer to the investments within these segments as our target assets:
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
Economic Environment

The three and six months ended June 30, 2023 have been characterized by continued volatility in global markets, driven by investor concerns over inflation, rising interest rates, slowing economic growth, and geopolitical uncertainty. Recent bank failures and consolidations, and other events affecting financial institutions, have also contributed to volatility in global markets and resulted in diminished liquidity and credit availability in the market broadly.

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
Developments During the Second Quarter of 2023
Commercial and Residential Lending Segment
•Originated a $291.6 million first mortgage loan for the refinancing of a live events business located in the United Kingdom, of which the Company funded $272.1 million.
•Funded $235.0 million of previously originated commercial loan commitments.
•Received gross proceeds of $967.0 million ($379.7 million, net of debt repayments) from maturities and principal repayments on our commercial loans.
•Sold a $53.0 million mezzanine loan on a hospitality asset in Orlando, Florida at par.
Infrastructure Lending Segment
•Acquired $80.3 million of infrastructure loans and funded $10.8 million of pre-existing infrastructure loan commitments.
•Received proceeds of $253.5 million from principal repayments on our infrastructure loans and bonds.
Investing and Servicing Segment
•Originated commercial conduit loans of $187.9 million.
•Received proceeds of $157.9 million from sales of previously originated commercial conduit loans and priced $56.8 million of previously originated commercial conduit loans in a securitization that settled subsequent to June 30, 2023.
•Obtained two new special servicing assignments for CMBS trusts with a total unpaid principal balance of $1.0 billion, while $4.1 billion matured and $1.6 billion transferred, bringing our total named special servicing portfolio to $101.8 billion.
•Sold a commercial retail center for gross proceeds of $16.3 million and recognized a total gain of $4.8 million.
•Received a distribution of $7.1 million from an unconsolidated investee upon its sale of a commercial retail center for gross proceeds of $33.0 million.
Corporate
•Repaid the entire $250.0 million of 4.375% Convertible Senior Notes in cash on April 1, 2023.

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
•Obtained two new special servicing assignments for CMBS trusts with a total unpaid principal balance of $1.5 billion, bringing our total named special servicing portfolio to $106.7 billion as of March 31, 2023.
Subsequent Events
Refer to Note 24 to the Consolidated Financial Statements for disclosure regarding significant transactions that occurred subsequent to June 30, 2023.

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
The following table compares our summarized results of operations for the three months ended June 30, 2023 and March 31, 2023 and for the six months ended June 30, 2023 and 2022 by business segment (amounts in thousands):

	For the Three Months Ended			For the Six Months Ended		$ Change
Revenues:	June 30, 2023	March 31, 2023	$ Change	June 30, 2023	June 30, 2022
Commercial and Residential Lending Segment	$430,810	$410,606	$20,204	$841,416	$476,573	$364,843
Infrastructure Lending Segment	60,056	56,314	3,742	116,370	59,157	57,213
Property Segment	23,523	23,798	(275)	47,321	45,091	2,230
Investing and Servicing Segment	40,704	40,162	542	80,866	110,620	(29,754)
Corporate	391	278	113	669	3	666
Securitization VIE eliminations	(39,815)	(40,744)	929	(80,559)	(71,866)	(8,693)
	515,669	490,414	25,255	1,006,083	619,578	386,505
Costs and expenses:
Commercial and Residential Lending Segment	387,923	274,415	113,508	662,338	191,742	470,596
Infrastructure Lending Segment	43,012	49,224	(6,212)	92,236	34,437	57,799
Property Segment	27,954	27,208	746	55,162	41,863	13,299
Investing and Servicing Segment	35,400	33,859	1,541	69,259	71,988	(2,729)
Corporate	89,374	100,846	(11,472)	190,220	166,342	23,878
Securitization VIE eliminations	(211)	(210)	(1)	(421)	(251)	(170)
	583,452	485,342	98,110	1,068,794	506,121	562,673
Other income (loss):
Commercial and Residential Lending Segment	25,582	2,032	23,550	27,614	(65,660)	93,274
Infrastructure Lending Segment	2,328	1,764	564	4,092	850	3,242
Property Segment	228,917	11,762	217,155	240,679	564,125	(323,446)
Investing and Servicing Segment	14,991	(16,468)	31,459	(1,477)	31,685	(33,162)
Corporate	(20,063)	6,270	(26,333)	(13,793)	(50,351)	36,558
Securitization VIE eliminations	39,604	40,534	(930)	80,138	71,669	8,469
	291,359	45,894	245,465	337,253	552,318	(215,065)
Income (loss) before income taxes:
Commercial and Residential Lending Segment	68,469	138,223	(69,754)	206,692	219,171	(12,479)
Infrastructure Lending Segment	19,372	8,854	10,518	28,226	25,570	2,656
Property Segment	224,486	8,352	216,134	232,838	567,353	(334,515)
Investing and Servicing Segment	20,295	(10,165)	30,460	10,130	70,317	(60,187)
Corporate	(109,046)	(94,298)	(14,748)	(203,344)	(216,690)	13,346
Securitization VIE eliminations	—	—	—	—	54	(54)
	223,576	50,966	172,610	274,542	665,775	(391,233)
Income tax (provision) benefit	(1,197)	8,795	(9,992)	7,598	244	7,354
Net income attributable to non-controlling interests	(53,536)	(7,787)	(45,749)	(61,323)	(129,133)	67,810
Net income attributable to Starwood Property Trust, Inc.	$168,843	$51,974	$116,869	$220,817	$536,886	$(316,069)

Three Months Ended June 30, 2023 Compared to the Three Months Ended March 31, 2023
Commercial and Residential Lending Segment

Revenues

For the three months June 30, 2023, revenues of our Commercial and Residential Lending Segment increased $20.2 million to $430.8 million, compared to $410.6 million for the three months ended March 31, 2023. This increase was primarily due to an increase in interest income from loans of $18.5 million and investment securities of $1.2 million. The increase in interest income from loans reflects (i) an $18.8 million increase from commercial loans reflecting higher average index rates, slightly offset by (ii) a $0.3 million decrease from residential loans. The increase in interest income from investment securities was primarily due to higher average index rates on certain commercial investments.

Costs and Expenses

For the three months ended June 30, 2023, costs and expenses of our Commercial and Residential Lending Segment increased $113.5 million to $387.9 million, compared to $274.4 million for the three months ended March 31, 2023. This increase was primarily due to an $87.4 million increase in the credit loss provision and a $23.9 million increase in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio. The increase in the credit loss provision in the second quarter of 2023 was primarily due to a deterioration in modeled macroeconomic forecasts. The increase in interest expense was primarily due to higher average index rates and borrowings outstanding.

Net Interest Income (amounts in thousands)

	For the Three Months Ended
	June 30, 2023	March 31, 2023	Change
Interest income from loans	$394,112	$375,601	$18,511
Interest income from investment securities	33,763	32,521	1,242
Interest expense	(250,332)	(226,393)	(23,939)
Net interest income	$177,543	$181,729	$(4,186)

For the three months ended June 30, 2023, net interest income of our Commercial and Residential Lending Segment decreased $4.2 million to $177.5 million, compared to $181.7 million for the three months ended March 31, 2023. This decrease reflects the increase in interest income being more than offset by the increase in interest expense on our secured financing facilities primarily due to higher average index rates and balances on the variable rate facilities which finance our fixed rate residential loans.

During the three months ended June 30, 2023 and March 31, 2023, the weighted average unlevered yields on the Commercial and Residential Lending Segment’s loans and investment securities, excluding retained RMBS and loans for which interest income is not recognized, were as follows:

	For the Three Months Ended
	June 30, 2023	March 31, 2023
Commercial	9.2%	8.6%
Residential	5.0%	4.9%
Overall	8.6%	8.1%

The weighted average unlevered yield on our commercial loans increased primarily due to higher average index rates while the weighted average unlevered yield on our residential loans was just slightly higher during the three months ended June 30, 2023.

During the three months ended June 30, 2023 and March 31, 2023, the Commercial and Residential Lending Segment’s weighted average secured borrowing rates, inclusive of the amortization of deferred financing fees, were 7.2% and 6.7%, respectively. The increase in borrowing rates primarily reflects higher average index rates. Interest rate hedges had the effect of reducing these weighted average borrowing costs to 6.6% and 6.2% during the three months ended June 30, 2023 and March 31, 2023, respectively.

Other Income

For the three months ended June 30, 2023, other income of our Commercial and Residential Lending Segment increased $23.6 million to $25.6 million compared to $2.0 million for the three months ended March 31, 2023. This increase was primarily due to (i) a $101.7 million favorable change in gain (loss) on derivatives, (ii) an $11.6 million greater increase in fair vale of primarily RMBS investment securities and (iii) an $8.3 million increase in foreign currency gains, partially offset by (iv) a $73.5 million unfavorable change in fair value of residential loans and (iv) a $23.8 million impairment loss on a vacant building which had been acquired through a loan foreclosure in December 2022 . The favorable change on derivatives in the second quarter of 2023 reflects a $111.1 million favorable change in gain (loss) on interest rate swaps principally related to residential loans, which more than offsets the unfavorable change in fair value of those loans, partially offset by a $9.4 million increased loss on foreign currency hedges. The interest rate swaps are used primarily to hedge our interest rate risk on residential loans held-for-sale and to fix our interest rate payments on certain variable rate borrowings which fund fixed rate investments. The foreign currency hedges are used to fix the U.S. dollar amounts of cash flows (both interest and principal payments) we expect to receive from our foreign currency denominated loans and investments. The increase in foreign currency gains and the increased loss on foreign currency hedges reflect the weakening of the U.S. dollar against the pound sterling (“GBP”) and Euro (“EUR”), partially offset by a strengthening against the Australian dollar (“AUD”), in the second quarter of 2023 compared to a lesser overall weakening of the U.S. dollar against the GBP and EUR, partially offset by a greater strengthening against the AUD in the first quarter of 2023.

Infrastructure Lending Segment

Revenues

For the three months ended June 30, 2023, revenues of our Infrastructure Lending Segment increased $3.8 million to $60.1 million, compared to $56.3 million for the three months ended March 31, 2023. This was primarily due to an increase in interest income from loans of $4.8 million reflecting higher average index rates, partially offset by a $1.2 million decrease in interest income from investment securities reflecting lower average balances and prepayment related income.

Costs and Expenses

For the three months ended June 30, 2023, costs and expenses of our Infrastructure Lending Segment decreased $6.2 million to $43.0 million, compared to $49.2 million for the three months ended March 31, 2023. The decrease was primarily due to an $8.6 million decrease in credit loss provision, partially offset by a $2.7 million increase in interest expense associated with the various secured financing facilities used to fund this segment’s investment portfolio. The decrease in the credit loss provision was primarily due to a decrease in specific loss provisions for a credit-deteriorated loan and investment security. The increase in interest expense was primarily due to higher average index rates.

Net Interest Income (amounts in thousands)

	For the Three Months Ended
	June 30, 2023	March 31, 2023	Change
Interest income from loans	$59,581	$54,760	$4,821
Interest income from investment securities	165	1,338	(1,173)
Interest expense	(35,483)	(32,818)	(2,665)
Net interest income	$24,263	$23,280	$983

For the three months ended June 30, 2023, net interest income of our Infrastructure Lending Segment increased $1.0 million to $24.3 million, compared to $23.3 million for the three months ended March 31, 2023. The increase reflects the net increase in interest income, partially offset by the increase in interest expense on the secured financing facilities, both as discussed in the sections above.

During the three months ended June 30, 2023 and March 31, 2023, the weighted average unlevered yields on the Infrastructure Lending Segment’s loans and investment securities, excluding those for which interest income is not recognized, were 10.0% and 9.4%, respectively.

During the three months ended June 30, 2023 and March 31, 2023, the Infrastructure Lending Segment’s weighted average secured borrowing rates, inclusive of the amortization of deferred financing fees, were 7.6% and 7.1%, respectively.

Other Income

For the three months ended June 30, 2023, other income of our Infrastructure Lending Segment increased $0.5 million to $2.3 million, compared to $1.8 million for the three months ended March 31, 2023.

Property Segment

Change in Results by Portfolio (amounts in thousands)

	$ Change from prior period
	Revenues	Costs and expenses	Gain (loss) on derivative financial instruments	Other income (loss)	Income (loss) before income taxes
Master Lease Portfolio	$—	$36	$—	$—	$(36)
Medical Office Portfolio	(352)	653	6,325	—	5,320
Woodstar Fund	59	2	—	210,858	210,915
Other/Corporate	18	55	—	(28)	(65)
Total	$(275)	$746	$6,325	$210,830	$216,134

See Notes 6 and 7 to the Condensed Consolidated Financial Statements for a description of the above-referenced Property Segment portfolios and fund.

Revenues

For the three months ended June 30, 2023, revenues of our Property Segment decreased $0.3 million to $23.5 million for the three months ended June 30, 2023, compared to $23.8 million for the three months ended March 31, 2023.

Costs and Expenses

For the three months ended June 30, 2023, costs and expenses of our Property Segment increased $0.8 million to $28.0 million, compared to $27.2 million for the three months ended March 31, 2023. The increase is primarily due to an increase of $0.9 million in interest expense reflecting higher index rates on variable rate borrowings of the Medical Office Portfolio.

Other Income

For the three months ended June 30, 2023, other income of our Property Segment increased $217.1 million to $228.9 million compared to $11.8 million for the three months ended March 31, 2023. The increase is primarily due to (i) a $210.9 million increase in income attributable to investments of the Woodstar Fund, mainly reflecting higher unrealized increases in fair value during the second quarter of 2023, and (ii) a $6.3 million favorable change in gain (loss) on derivatives which primarily hedge our interest rate risk on borrowings secured by our Medical Office Portfolio.

Investing and Servicing Segment

Revenues

For the three months ended June 30, 2023, revenues of our Investing and Servicing Segment increased $0.5 million to $40.7 million, compared to $40.2 million for the three months ended March 31, 2023.

Costs and Expenses

For the three months ended June 30, 2023, costs and expenses of our Investing and Servicing Segment increased $1.5 million to $35.4 million, compared to $33.9 million for the three months ended March 31, 2023. The increase reflects a $1.4 million increase in interest expense on borrowings primarily due to higher average balances of conduit loans held for sale.

Other Income (Loss)

For the three months ended June 30, 2023, other income (loss) of our Investing and Servicing Segment improved $31.5 million to income of $15.0 million, compared to a loss of $16.5 million for the three months ended March 31, 2023. The improvement in other income (loss) was primarily due to (i) an $11.2 million greater increase in fair value of conduit loans, (ii) a $7.3 million favorable change in gain (loss) on derivatives which primarily hedge our interest rate risk on conduit loans and

CMBS investments, (iii) a $6.6 million increase in earnings from unconsolidated entities and (iv) a $4.6 million increased gain on sales of operating properties.

Corporate and Other Items

Corporate Costs and Expenses

For the three months ended June 30, 2023, corporate expenses decreased $11.4 million to $89.4 million, compared to $100.8 million for the three months ended March 31, 2023. This decrease was primarily due to (i) an $8.6 million decrease in management fees, primarily reflecting lower incentive fees, and (ii) a $2.0 million decrease in general and administrative expenses.

Corporate Other (Loss) Income

For the three months ended June 30, 2023, corporate other income decreased $26.4 million to a loss of $20.1 million, compared to income of $6.3 million for the three months ended March 31, 2023. This decrease was due to an unfavorable change in the gain (loss) on our fixed-to-floating interest rate swaps which hedge a portion of our unsecured senior notes.

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
Income Tax (Provision) Benefit

Our consolidated income taxes principally relate to the taxable nature of our loan servicing and loan securitization businesses which are housed in taxable REIT subsidiaries (“TRSs”). For the three months ended June 30, 2023, our income taxes increased $10.0 million to a provision of $1.2 million compared to a benefit of $8.8 million for the three months ended March 31, 2023 due to taxable income of our TRSs in the second quarter of 2023 compared to tax losses in the first quarter of 2023. The tax losses in the first quarter of 2023 were primarily attributable to net unrealized losses on our residential loans.

Net Income Attributable to Non-controlling Interests

During the three months ended June 30, 2023, net income attributable to non-controlling interests increased $45.7 million to $53.5 million, compared to $7.8 million during the three months ended March 31, 2023. The increase was primarily due to non-controlling interests in increased income, reflecting higher unrealized gains in fair value, of the Woodstar Fund in the second quarter of 2023.

Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022
Commercial and Residential Lending Segment
Revenues
For the six months ended June 30, 2023, revenues of our Commercial and Residential Lending Segment increased $364.8 million to $841.4 million, compared to $476.6 million for the six months ended June 30, 2022. This increase was primarily due to increases in interest income from loans of $339.7 million and investment securities of $22.9 million. The increase in interest income from loans reflects (i) a $328.5 million increase from commercial loans, reflecting higher average index rates and loan balances, and (ii) an $11.2 million increase from residential loans principally due to higher average balances, reflecting the timing of purchases and securitizations. The increase in interest income from investment securities was primarily due to higher RMBS yields and average investment balances and the effect of higher index rates on certain commercial investments.
Costs and Expenses
For the six months ended June 30, 2023, costs and expenses of our Commercial and Residential Lending Segment increased $470.6 million to $662.3 million, compared to $191.7 million for the six months ended June 30, 2022. This increase was primarily due to (i) a $319.9 million increase in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio and (ii) a $144.3 million increase in credit loss provision. The increase in interest expense was primarily due to higher average index rates and higher average borrowings outstanding. The credit loss provision in the first half of 2023 was primarily due to a deterioration in modeled macroeconomic forecasts.

Net Interest Income (amounts in thousands)

	For the Six Months Ended June 30,
	2023	2022	Change
Interest income from loans	$769,713	$430,025	$339,688
Interest income from investment securities	66,284	43,427	22,857
Interest expense	(476,725)	(156,828)	(319,897)
Net interest income	$359,272	$316,624	$42,648
For the six months ended June 30, 2023, net interest income of our Commercial and Residential Lending Segment increased $42.7 million to $359.3 million, compared to $316.6 million for the six months ended June 30, 2022. This increase reflects the increase in interest income, partially offset by the increase in interest expense on our secured financing facilities, both as discussed in the sections above.
During the six months ended June 30, 2023 and 2022, the weighted average unlevered yields on the Commercial and Residential Lending Segment’s loans and investment securities, excluding retained RMBS and loans for which interest income is not recognized, were as follows:

	For the Six Months Ended June 30,
	2023	2022
Commercial	9.2%	5.3%
Residential	5.0%	4.5%
Overall	8.6%	5.3%
The weighted average unlevered yield on our commercial loans increased primarily due to higher average index rates. The unlevered yield on our residential loans increased primarily due to a decline in fair value of the residential loans.
During the six months ended June 30, 2023 and 2022, the Commercial and Residential Lending Segment’s weighted average secured borrowing rates, inclusive of the amortization of deferred financing fees, were 7.2% and 2.7%, respectively. The increase in borrowing rates primarily reflects higher average index rates. Interest rate hedges had the effect of adjusting these weighted average borrowing costs to 6.4% and 2.8% during the six months ended June 30, 2023 and 2022, respectively.

Other Income (Loss)
For the six months ended June 30, 2023, other income (loss) of our Commercial and Residential Lending Segment improved $93.3 million to income of $27.6 million, compared to a loss of $65.7 million for the six months ended June 30, 2022. This improvement primarily reflects (i) a $180.6 million favorable change in fair value of residential loans, (ii) a $143.8 million favorable change in foreign currency gain (loss) and (iii) a $62.7 million favorable change in fair value of primarily RMBS investment securities, partially offset by (iv) a $212.6 million decreased net gain on derivatives and (v) the nonrecurrence of an $86.6 million gain on sale of a foreclosed property in the first quarter of 2022. The decreased net gain on derivatives during the six months ended June 30, 2023 reflects (i) a $144.8 million unfavorable change in foreign currency hedges and (ii) a $67.8 million decreased gain on interest rate swaps principally related to residential loans, which partially offsets the favorable change in fair value of those loans. The interest rate swaps are used primarily to hedge our interest rate risk on residential loans held-for-sale and to fix our interest rate payments on certain variable rate borrowings which fund fixed rate investments. The foreign currency hedges are used to fix the U.S. dollar amounts of cash flows (both interest and principal payments) we expect to receive from our foreign currency denominated loans and investments. The favorable change in foreign currency gain (loss) and the unfavorable change in foreign currency hedges reflect the weakening of the U.S. dollar against the GBP and EUR, partially offset by a strengthening against the AUD, during the first half of 2023 compared to a strengthening of the U.S. dollar against each of those currencies in the first half of 2022.
Infrastructure Lending Segment
Revenues
For the six months ended June 30, 2023, revenues of our Infrastructure Lending Segment increased $57.2 million to $116.4 million, compared to $59.2 million for the six months ended June 30, 2022. This increase was primarily due to an increase in interest income from loans of $57.3 million, principally due to higher average index rates and loan balances.
Costs and Expenses
For the six months ended June 30, 2023, costs and expenses of our Infrastructure Lending Segment increased $57.8 million to $92.2 million, compared to $34.4 million for the six months ended June 30, 2022. The increase was primarily due to (i) a $41.4 million increase in interest expense associated with the various secured financing facilities used to fund this segment’s investment portfolio and (ii) a $16.0 million increase in credit loss provision. The increase in interest expense was primarily due to higher average index rates and borrowings outstanding. The increase in the credit loss provision was primarily due to specific allowances for a credit-deteriorated loan and investment security provided during the first half of 2023.
Net Interest Income (amounts in thousands)

	For the Six Months Ended June 30,
	2023	2022	Change
Interest income from loans	$114,341	$57,079	$57,262
Interest income from investment securities	1,503	1,920	(417)
Interest expense	(68,301)	(26,931)	(41,370)
Net interest income	$47,543	$32,068	$15,475
For the six months ended June 30, 2023, net interest income of our Infrastructure Lending Segment increased $15.4 million to $47.5 million, compared to $32.1 million for the six months ended June 30, 2022. The increase reflects the net increase in interest income, partially offset by the increase in interest expense on the secured financing facilities, both as discussed in the sections above.
During the six months ended June 30, 2023 and 2022, the weighted average unlevered yields on the Infrastructure Lending Segment’s loans and investment securities, excluding those for which interest income is not recognized, were 9.7% and 5.3%, respectively.
During the six months ended June 30, 2023 and 2022, the Infrastructure Lending Segment’s weighted average secured borrowing rates, inclusive of the amortization of deferred financing fees, were 7.3% and 3.1%, respectively.

Other Income
For the six months ended June 30, 2023 and 2022, other income of our Infrastructure Lending Segment increased $3.2 million to $4.1 million, compared to $0.9 million for the six months ended June 30, 2022. The increase primarily reflects a $3.0 million increase in earnings from unconsolidated entities.
Property Segment
Change in Results by Portfolio (amounts in thousands)

	$ Change from prior period
	Revenues	Costs and expenses	Gain (loss) on derivative financial instruments	Other income (loss)	Income (loss) before income taxes
Master Lease Portfolio	$1,382	$20	$—	$—	$1,362
Medical Office Portfolio	655	13,390	(19,009)	—	(31,744)
Woodstar Fund	88	(11)	—	(304,418)	(304,319)
Other/Corporate	105	(100)	—	(19)	186
Total	$2,230	$13,299	$(19,009)	$(304,437)	$(334,515)
Revenues
For the six months ended June 30, 2023, revenues of our Property Segment increased $2.2 million to $47.3 million, compared to $45.1 million for the six months ended June 30, 2022, primarily due to rent increases in our Master Lease Portfolio.
Costs and Expenses
For the six months ended June 30, 2023, costs and expenses of our Property Segment increased $13.3 million to $55.2 million, compared to $41.9 million for the six months ended June 30, 2022. The increase is primarily due to an increase of $12.9 million in interest expense reflecting higher index rates on variable rate borrowings of the Medical Office Portfolio.
Other Income
For the six months ended June 30, 2023, other income of our Property Segment decreased $323.4 million to $240.7 million, compared to $564.1 million for the six months ended June 30, 2022. The decrease is primarily due to (i) a $304.4 million decrease in income attributable to investments of the Woodstar Fund, mainly reflecting lower unrealized increases in fair value during the first half of 2023, and (ii) a $19.0 million decreased gain on derivatives which primarily hedge our interest rate risk on borrowings secured by our Medical Office Portfolio
Investing and Servicing Segment
Revenues
For the six months ended June 30, 2023, revenues of our Investing and Servicing Segment decreased $29.7 million to $80.9 million, compared to $110.6 million for the six months ended June 30, 2022. The decrease in revenues was primarily due to (i) a $10.4 million decrease in servicing fees, (ii) a $9.0 million decrease in other fee income related to the origination of certain loans contributed into CMBS transactions and (iii) a $9.0 million decrease in interest income reflecting lower CMBS interest recoveries and conduit loan inventories.
Costs and Expenses
For the six months ended June 30, 2023, costs and expenses of our Investing and Servicing Segment decreased $2.7 million to $69.3 million, compared to $72.0 million for the six months ended June 30, 2022. The decrease in costs and expenses primarily reflects decreased incentive compensation principally due to lower securitization volume, partially offset by an increase in interest expense reflecting higher average index rates on borrowings which finance our CMBS investments.

Other (Loss) Income
For the six months ended June 30, 2023, other income of our Investing and Servicing Segment decreased $33.2 million to a loss of $1.5 million, compared to income of $31.7 million for the six months ended June 30, 2022. The decrease in other income was primarily due to (i) a $36.5 million decreased net gain on derivatives which primarily hedge our interest rate risk on conduit loans and CMBS investments, (ii) an $8.0 million greater decrease in fair value of CMBS investments and (iii) a $6.9 million decreased gain on sales of operating properties, all partially offset by (iv) a $14.2 million favorable change in fair value of conduit loans and (v) a $6.1 million increase in earnings from unconsolidated entities.
Corporate and Other Items
Corporate Costs and Expenses
For the six months ended June 30, 2023, corporate expenses increased $23.9 million to $190.2 million, compared to $166.3 million for the six months ended June 30, 2022. This increase was primarily due to (i) an increase of $41.7 million in interest expense reflecting higher average outstanding term loan balances, as well as higher index rates, partially offset by (ii) a $16.3 million decrease in management fees, primarily reflecting lower incentive fees attributable to nonrecurring transactions in the first half of 2022.
Corporate Other Loss
For the six months ended June 30, 2023, corporate other loss decreased $36.6 million to $13.8 million, compared to $50.4 million for the six months ended June 30, 2022. This was due to a decreased loss on fixed-to-floating interest rate swaps which hedge a portion of our unsecured senior notes.
Securitization VIE Eliminations

Refer to the preceding comparison of the three months ended June 30, 2023 to the three months ended March 31, 2023 for a discussion of the effect of securitization VIE eliminations.
Income Tax Benefit
Our consolidated income taxes principally relate to the taxable nature of our loan servicing and loan securitization businesses which are housed in TRSs. For the six months ended June 30, 2023, our income tax benefit increased $7.4 million to $7.6 million, compared to $0.2 million for the six months ended June 30, 2022 due to higher tax losses of our TRSs in the first half of 2023 compared to the first half of 2022. The tax losses were primarily attributable to net unrealized losses on our residential loans.
Net Income Attributable to Non-controlling Interests
For the six months ended June 30, 2023, net income attributable to non-controlling interests decreased $67.8 million to $61.3 million, compared to $129.1 million for the six months ended June 30, 2022. The decrease was primarily due to non-controlling interests in lower income, reflecting lower unrealized gains in fair value, of the Woodstar Fund in the first half of 2023.

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
The following table presents our diluted weighted average shares used in our GAAP EPS calculation reconciled to our diluted weighted average shares used in our Distributable EPS calculation (amounts in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
Diluted weighted average shares - GAAP EPS	310,055	308,996	309,413	313,908
Add: Unvested stock awards	3,925	4,193	4,044	3,590
Add: Woodstar II Class A Units	9,773	9,773	9,773	9,773
Less: Convertible Notes dilution	—	—	—	(9,649)
Diluted weighted average shares - Distributable EPS	323,753	322,962	323,230	317,622
The definition of Distributable Earnings allows management to make adjustments, subject to the approval of a majority of our independent directors, in situations where such adjustments are considered appropriate in order for Distributable Earnings to be calculated in a manner consistent with its definition and objective. No adjustments to the definition of Distributable Earnings became effective during the six months ended June 30, 2023.
The following table summarizes our quarterly Distributable Earnings per weighted average diluted share for the six months ended June 30, 2023 and 2022:

	Distributable Earnings For the Three-Month Periods Ended
	March 31,	June 30,
2023	$0.49	$0.49
2022	0.76	0.51

The following table presents our summarized results of operations and reconciliation to Distributable Earnings for the three months ended June 30, 2023, by business segment (amounts in thousands, except per share data). Refer to the footnotes following the Distributable Earnings reconciliation table for the six months ended June 30, 2022.

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Total
Revenues	$430,810	$60,056	$23,523	$40,704	$391	$555,484
Costs and expenses	(387,923)	(43,012)	(27,954)	(35,400)	(89,374)	(583,663)
Other income (loss)	25,582	2,328	228,917	14,991	(20,063)	251,755
Income (loss) before income taxes	68,469	19,372	224,486	20,295	(109,046)	223,576
Income tax (provision) benefit	(399)	292	—	(1,090)	—	(1,197)
Income attributable to non-controlling interests	(4)	—	(50,359)	(3,173)	—	(53,536)
Net income (loss) attributable to Starwood Property Trust, Inc.	68,066	19,664	174,127	16,032	(109,046)	168,843
Add / (Deduct):
Non-controlling interests attributable to Woodstar II Class A Units	—	—	4,691	—	—	4,691
Non-controlling interests attributable to unrealized gains/losses	—	—	43,063	(1,229)	—	41,834
Non-cash equity compensation expense	2,222	383	78	1,575	5,240	9,498
Management incentive fee	—	—	—	—	3,814	3,814
Acquisition and investment pursuit costs	(59)	—	(82)	(228)	—	(369)
Depreciation and amortization	1,855	18	8,092	2,675	—	12,640
Interest income adjustment for securities	5,937	—	—	7,594	—	13,531
Consolidated income tax provision (benefit) associated with fair value adjustments	399	(292)	—	1,090	—	1,197
Other non-cash items	3	—	395	74	—	472
Reversal of GAAP unrealized and realized (gains) / losses on: (1)
Loans	65,202	—	—	(11,860)	—	53,342
Credit loss provision, net	118,162	3,763	—	—	—	121,925
Securities	(26,444)	—	—	11,001	—	(15,443)
Woodstar Fund investments	—	—	(223,823)	—	—	(223,823)
Derivatives	(67,314)	(197)	(5,108)	(3,820)	20,063	(56,376)
Foreign currency	(23,261)	(82)	9	—	—	(23,334)
Earnings from unconsolidated entities	(1,482)	(2,043)	—	(7,314)	—	(10,839)
Sales of properties	—	—	—	(4,768)	—	(4,768)
Unrealized impairment of properties	23,833	—	—	—	—	23,833
Recognition of Distributable realized gains / (losses) on:
Loans (2)	(621)	—	—	10,522	—	9,901
Realized credit loss (3)	(14,662)	—	—	—	—	(14,662)
Securities (4)	10	—	—	(5,396)	—	(5,386)
Woodstar Fund investments (5)	—	—	14,419	—	—	14,419
Derivatives (6)	30,363	99	5,462	300	(7,996)	28,228
Foreign currency (7)	(1,910)	14	(9)	—	—	(1,905)
Earnings (loss) from unconsolidated entities (8)	1,482	(1,040)	—	5,781	—	6,223
Sales of properties (9)	—	—	—	44	—	44
Distributable Earnings (Loss)	$181,781	$20,287	$21,314	$22,073	$(87,925)	$157,530
Distributable Earnings (Loss) per Weighted Average Diluted Share	$0.56	$0.06	$0.07	$0.07	$(0.27)	$0.49

The following table presents our summarized results of operations and reconciliation to Distributable Earnings for the three months ended March 31, 2023, by business segment (amounts in thousands, except per share data). Refer to the footnotes following the Distributable Earnings reconciliation table for the six months ended June 30, 2022.

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Total
Revenues	$410,606	$56,314	$23,798	$40,162	$278	$531,158
Costs and expenses	(274,415)	(49,224)	(27,208)	(33,859)	(100,846)	(485,552)
Other income (loss)	2,032	1,764	11,762	(16,468)	6,270	5,360
Income (loss) before income taxes	138,223	8,854	8,352	(10,165)	(94,298)	50,966
Income tax benefit	6,557	46	—	2,192	—	8,795
Income attributable to non-controlling interests	(3)	—	(6,978)	(806)	—	(7,787)
Net income (loss) attributable to Starwood Property Trust, Inc.	144,777	8,900	1,374	(8,779)	(94,298)	51,974
Add / (Deduct):
Non-controlling interests attributable to Woodstar II Class A Units	—	—	4,691	—	—	4,691
Non-controlling interests attributable to unrealized gains/losses	—	—	(263)	(2,798)	—	(3,061)
Non-cash equity compensation expense	2,087	312	74	1,595	6,868	10,936
Management incentive fee	—	—	—	—	12,365	12,365
Acquisition and investment pursuit costs	(22)	—	(82)	—	—	(104)
Depreciation and amortization	1,742	20	8,185	2,771	—	12,718
Interest income adjustment for securities	5,220	—	—	5,420	—	10,640
Extinguishment of debt, net	—	—	—	—	(246)	(246)
Consolidated income tax benefit associated with fair value adjustments	(6,557)	(46)	—	(2,192)	—	(8,795)
Other non-cash items	3	—	352	74	—	429
Reversal of GAAP unrealized and realized (gains) / losses on: (1)
Loans	(8,262)	—	—	(639)	—	(8,901)
Credit loss provision, net	30,790	12,404	—	—	—	43,194
Securities	(14,866)	—	—	14,459	—	(407)
Woodstar Fund investments	—	—	(12,965)	—	—	(12,965)
Derivatives	34,363	51	1,217	3,467	(6,270)	32,828
Foreign currency	(14,930)	(75)	(14)	—	—	(15,019)
Earnings from unconsolidated entities	(939)	(1,740)	—	(679)	—	(3,358)
Sales of properties	—	—	—	(190)	—	(190)
Recognition of Distributable realized gains / (losses) on:
Loans (2)	(1,720)	—	—	1,763	—	43
Securities (4)	—	—	—	(2,076)	—	(2,076)
Woodstar Fund investments (5)	—	—	14,243	—	—	14,243
Derivatives (6)	19,946	91	4,212	(111)	(6,529)	17,609
Foreign currency (7)	(714)	(30)	14	—	—	(730)
Earnings (loss) from unconsolidated entities (8)	939	(96)	—	497	—	1,340
Sales of properties (9)	—	—	—	79	—	79
Distributable Earnings (Loss)	$191,857	$19,791	$21,038	$12,661	$(88,110)	$157,237
Distributable Earnings (Loss) per Weighted Average Diluted Share	$0.60	$0.06	$0.06	$0.04	$(0.27)	$0.49

Three Months Ended June 30, 2023 Compared to the Three Months Ended March 31, 2023

Commercial and Residential Lending Segment

The Commercial and Residential Lending Segment’s Distributable Earnings decreased by $10.1 million, from $191.9 million during the first quarter of 2023 to $181.8 million in the second quarter of 2023. After making adjustments for the calculation of Distributable Earnings, revenues were $436.9 million, costs and expenses were $280.5 million, other income was $25.4 million and there was no income tax provision or benefit.

Revenues, consisting principally of interest income on loans, increased by $20.9 million in the second quarter of 2023, primarily due to an increase in interest income from loans of $18.5 million and investment securities of $2.0 million. The increase in interest income from loans reflects (i) an $18.8 million increase from commercial loans, reflecting higher average index rates, slightly offset by (ii) a $0.3 million decrease from residential loans. The increase in interest income from investment securities was primarily due to higher average index rates on certain commercial investments.

Costs and expenses increased by $40.6 million in the second quarter of 2023, primarily due to (i) a $23.9 million increase in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio, reflecting higher average index rates and borrowings outstanding, and (ii) a $14.7 million realized credit loss on a commercial loan.

Other income increased by $9.6 million in the second quarter of 2023, primarily due to an increase in net realized gains on derivatives which hedge our interest rate and foreign currency risks.

Infrastructure Lending Segment

The Infrastructure Lending Segment’s Distributable Earnings increased by $0.5 million, from $19.8 million during the first quarter of 2023 to $20.3 million in the second quarter of 2023. After making adjustments for the calculation of Distributable Earnings, revenues were $60.1 million, costs and expenses were $38.9 million and other loss was $0.9 million.

Revenues, consisting principally of interest income on loans, increased by $3.8 million in the second quarter of 2023, primarily due to an increase in interest income from loans of $4.8 million reflecting higher average index rates, partially offset by a $1.2 million decrease in interest income from investment securities reflecting lower average balances and prepayment related income.

Costs and expenses increased by $2.4 million in the second quarter of 2023, primarily due to an increase in interest expense reflecting higher average index rates.

Other loss increased by $0.9 million in the second quarter of 2023, primarily due to an increased loss from unconsolidated entities.

Property Segment

Distributable Earnings by Portfolio (amounts in thousands)

	For the Three Months Ended
	June 30, 2023	March 31, 2023	Change
Master Lease Portfolio	$4,993	$5,029	$(36)
Medical Office Portfolio	5,228	5,034	194
Woodstar Fund, net of non-controlling interests	11,864	11,667	197
Other/Corporate	(771)	(692)	(79)
Distributable Earnings	$21,314	$21,038	$276

The Property Segment’s Distributable Earnings increased by $0.3 million, from $21.0 million during the first quarter of 2023 to $21.3 million in the second quarter of 2023. After making adjustments for the calculation of Distributable Earnings, revenues were $23.9 million, costs and expenses were $20.5 million, other income was $20.5 million and the deduction of income attributable to non-controlling interests in the Woodstar Fund was $2.6 million.

Revenues decreased by $0.3 million in the second quarter of 2023.

Costs and expenses increased by $0.8 million in the second quarter of 2023, primarily due to an increase in interest expense reflecting higher index rates on variable rate borrowings of the Medical Office Portfolio.

Other income increased by $1.4 million in the second quarter of 2023 primarily due to an increase in realized gain on derivatives which primarily hedge our interest rate risk on borrowings secured by our Medical Office Portfolio.

Income attributable to non-controlling interests in the Woodstar Fund was relatively unchanged in the second quarter of 2023.

Investing and Servicing Segment

The Investing and Servicing Segment’s Distributable Earnings increased by $9.4 million, from $12.7 million during the first quarter of 2023 to $22.1 million in the second quarter of 2023. After making adjustments for the calculation of Distributable Earnings, revenues were $48.5 million, costs and expenses were $31.5 million, other income was $9.5 million, there was no income tax provision and the deduction of income attributable to non-controlling interests was $4.4 million.

Revenues increased by $2.7 million in the second quarter of 2023, primarily due to an increase in interest income on CMBS investments and conduit loans. The treatment of CMBS interest income on a GAAP basis is complicated by our application of the ASC 810 consolidation rules. In an attempt to treat these securities similar to the trust’s other investment securities, we compute distributable interest income pursuant to an effective yield methodology. In doing so, we segregate the portfolio into various categories based on the components of the bonds’ cash flows and the volatility related to each of these components. We then accrete interest income on an effective yield basis using the components of cash flows that are reliably estimable. Other minor adjustments are made to reflect management’s expectations for other components of the projected cash flow stream.

Costs and expenses increased by $1.9 million in the second quarter of 2023, primarily due to a $1.4 million increase in interest expense principally on borrowings related to higher average balances of conduit loans held for sale.

Other income includes profit realized upon securitization of loans by our conduit business, gains on sales of CMBS and operating properties, gains and losses on derivatives that were either effectively terminated or novated, and earnings from unconsolidated entities. These items are typically offset by a decrease in the fair value of our domestic servicing rights intangible which reflects the expected amortization of this deteriorating asset, net of increases in fair value due to the attainment of new servicing contracts. Derivatives include instruments which hedge interest rate risk and credit risk on our conduit loans and CMBS investments. For GAAP purposes, the loans, CMBS and derivatives are accounted for at fair value, with all changes in fair value (realized or unrealized) recognized in earnings. The adjustments to Distributable Earnings outlined above are also applied to the GAAP earnings of our unconsolidated entities. Other income increased by $9.4 million in the second quarter of 2023, primarily due to an $8.8 million increase in realized gains on conduit loans and a $5.3 million increase in distributable earnings from unconsolidated entities, partially offset by a $3.4 million increase in recognized credit losses on CMBS.

Income attributable to non-controlling interests increased $0.8 million, primarily due to non-controlling interests related to the sale of an operating property in the second quarter of 2023.

Corporate

Corporate loss decreased by $0.2 million, from $88.1 million during the first quarter of 2023 to $87.9 million in the second quarter of 2023.

The following table presents our summarized results of operations and reconciliation to Distributable Earnings for the six months ended June 30, 2023, by business segment (amounts in thousands, except per share data):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Total
Revenues	$841,416	$116,370	$47,321	$80,866	$669	$1,086,642
Costs and expenses	(662,338)	(92,236)	(55,162)	(69,259)	(190,220)	(1,069,215)
Other income (loss)	27,614	4,092	240,679	(1,477)	(13,793)	257,115
Income (loss) before income taxes	206,692	28,226	232,838	10,130	(203,344)	274,542
Income tax benefit	6,158	338	—	1,102	—	7,598
Income attributable to non-controlling interests	(7)	—	(57,337)	(3,979)	—	(61,323)
Net income (loss) attributable to Starwood Property Trust, Inc.	212,843	28,564	175,501	7,253	(203,344)	220,817
Add / (Deduct):
Non-controlling interests attributable to Woodstar II Class A Units	—	—	9,382	—	—	9,382
Non-controlling interests attributable to unrealized gains/losses	—	—	42,800	(4,027)	—	38,773
Non-cash equity compensation expense	4,309	695	152	3,170	12,108	20,434
Management incentive fee	—	—	—	—	16,179	16,179
Acquisition and investment pursuit costs	(81)	—	(164)	(228)	—	(473)
Depreciation and amortization	3,597	38	16,277	5,446	—	25,358
Interest income adjustment for securities	11,157	—	—	13,014	—	24,171
Extinguishment of debt, net	—	—	—	—	(246)	(246)
Consolidated income tax benefit associated with fair value adjustments	(6,158)	(338)	—	(1,102)	—	(7,598)
Other non-cash items	6	—	747	148	—	901
Reversal of GAAP unrealized and realized (gains) / losses on: (1)
Loans	56,940	—	—	(12,499)	—	44,441
Credit loss provision, net	148,952	16,167	—	—	—	165,119
Securities	(41,310)	—	—	25,460	—	(15,850)
Woodstar Fund investments	—	—	(236,788)	—	—	(236,788)
Derivatives	(32,951)	(146)	(3,891)	(353)	13,793	(23,548)
Foreign currency	(38,191)	(157)	(5)	—	—	(38,353)
Earnings from unconsolidated entities	(2,421)	(3,783)	—	(7,993)	—	(14,197)
Sales of properties	—	—	—	(4,958)	—	(4,958)
Unrealized impairment of properties	23,833	—	—	—	—	23,833
Recognition of Distributable realized gains / (losses) on:
Loans (2)	(2,341)	—	—	12,285	—	9,944
Realized credit loss (3)	(14,662)	—	—	—	—	(14,662)
Securities (4)	10	—	—	(7,472)	—	(7,462)
Woodstar Fund investments (5)	—	—	28,662	—	—	28,662
Derivatives (6)	50,309	190	9,674	189	(14,525)	45,837
Foreign currency (7)	(2,624)	(16)	5	—	—	(2,635)
Earnings (loss) from unconsolidated entities (8)	2,421	(1,136)	—	6,278	—	7,563
Sales of properties (9)	—	—	—	123	—	123
Distributable Earnings (Loss)	$373,638	$40,078	$42,352	$34,734	$(176,035)	$314,767
Distributable Earnings (Loss) per Weighted Average Diluted Share	$1.16	$0.12	$0.13	$0.11	$(0.54)	$0.98

The following table presents our summarized results of operations and reconciliation to Distributable Earnings for the six months ended June 30, 2022, by business segment (amounts in thousands, except per share data):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Total
Revenues	$476,573	$59,157	$45,091	$110,620	$3	$691,444
Costs and expenses	(191,742)	(34,437)	(41,863)	(71,988)	(166,342)	(506,372)
Other income (loss)	(65,660)	850	564,125	31,685	(50,351)	480,649
Income (loss) before income taxes	219,171	25,570	567,353	70,317	(216,690)	665,721
Income tax benefit (provision)	4,583	5	—	(4,344)	—	244
Income attributable to non-controlling interests	(7)	—	(119,893)	(9,179)	—	(129,079)
Net income (loss) attributable to Starwood Property Trust, Inc.	223,747	25,575	447,460	56,794	(216,690)	536,886
Add / (Deduct):
Non-controlling interests attributable to Woodstar II Class A Units	—	—	9,382	—	—	9,382
Non-controlling interests attributable to unrealized gains/losses	—	—	104,945	646	—	105,591
Non-cash equity compensation expense	4,453	642	134	2,699	12,072	20,000
Management incentive fee	—	—	—	—	34,226	34,226
Acquisition and investment pursuit costs	(337)	—	(160)	(169)	—	(666)
Depreciation and amortization	1,463	191	16,542	6,047	—	24,243
Interest income adjustment for securities	5,063	—	—	2,015	—	7,078
Extinguishment of debt, net	—	—	—	—	(493)	(493)
Other non-cash items	32,669	—	792	202	—	33,663
Reversal of GAAP unrealized and realized (gains) / losses on: (1)
Loans	237,584	—	—	1,679	—	239,263
Credit loss reversal, net	4,626	154	—	—	—	4,780
Securities	21,417	—	—	17,441	—	38,858
Woodstar Fund investments	—	—	(541,206)	—	—	(541,206)
Derivatives	(245,535)	(897)	(22,900)	(36,870)	50,351	(255,851)
Foreign currency	105,585	317	(19)	—	—	105,883
Earnings from unconsolidated entities	(1,446)	(739)	—	(1,899)	—	(4,084)
Sales of properties	(86,610)	—	—	(11,858)	—	(98,468)
Recognition of Distributable realized gains / (losses) on:
Loans (2)	(72,551)	—	—	(2,808)	—	(75,359)
Securities (4)	(3,101)	—	—	(4,387)	—	(7,488)
Woodstar Fund investments(5)	—	—	30,834	—	—	30,834
Derivatives (6)	73,021	(78)	(2,447)	30,849	6,115	107,460
Foreign currency (7)	(2,295)	81	19	—	—	(2,195)
(Loss) earnings from unconsolidated entities (8)	1,664	739	—	2,845	—	5,248
Sales of properties (9)	84,738	—	—	177	—	84,915
Distributable Earnings (Loss)	$384,155	$25,985	$43,376	$63,403	$(114,419)	$402,500
Distributable Earnings (Loss) per Weighted Average Diluted Share	$1.21	$0.08	$0.14	$0.20	$(0.36)	$1.27
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
(3)Represents loan losses that are deemed nonrecoverable, which is generally upon a realization event, such as when a loan is repaid, or in the case of foreclosure, when the underlying asset is sold. Non-recoverability may also be determined if, in our determination, it is nearly certain that amounts due will not be collected. The amount is calculated as the difference between the cash received or expected to be received and the book value of the asset.
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

Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022
Commercial and Residential Lending Segment
The Commercial and Residential Lending Segment’s Distributable Earnings decreased by $10.6 million, from $384.2 million during the first half of 2022 to $373.6 million in the first half of 2023. After making adjustments for the calculation of Distributable Earnings, revenues were $852.9 million, costs and expenses were $520.6 million, other income was $41.3 million and there was no income tax provision or benefit.
Revenues, consisting principally of interest income on loans, increased by $371.2 million in the first half of 2023, primarily due to increases in interest income from loans of $339.7 million and investment securities of $29.0 million. The increase in interest income from loans reflects (i) a $328.5 million increase from commercial loans, reflecting higher average index rates and loan balances, and (ii) an $11.2 million increase from residential loans principally due to higher average balances, reflecting the timing of purchases and securitizations. The increase in interest income from investment securities was primarily due to higher RMBS yields and average investment balances and the effect of higher index rates on certain commercial investments.
Costs and expenses increased by $339.0 in the first half of 2023, primarily due to (i) a $319.9 million increase in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio, reflecting higher average index rates and borrowings outstanding, and (ii) a $14.7 million realized credit loss on a commercial loan.
Other income decreased by $38.2 million in the first half of 2023, primarily due to (i) the nonrecurrence of an $84.7 million gain on sale of a foreclosed property in the first quarter of 2022, partially offset by (ii) a $37.9 million decrease in realized losses on residential loans, net of related interest rate derivatives and (iii) a $9.6 million increase in net realized gains on derivatives which hedge our interest rate and foreign currency risks related to commercial loans,
Income taxes principally relate to the taxable nature of this segment’s residential loan securitization activities which are housed in a TRS. The income tax benefit decreased from $4.6 million in the first half of 2022 to none in the first half of 2023. Consistent with our treatment of other adjustments to GAAP in arriving at Distributable Earnings, income tax benefits are generally not recognized in Distributable Earnings until they are realized.
Infrastructure Lending Segment
The Infrastructure Lending Segment’s Distributable Earnings increased by $14.1 million, from $26.0 million during the first half of 2022 to $40.1 million in the first half of 2023. After making adjustments for the calculation of Distributable Earnings, revenues were $116.4 million, costs and expenses were $75.3 million and other loss was $1.0 million.
Revenues, consisting principally of interest income on loans, increased by $57.2 million in the first half of 2023, primarily due to an increase in interest income from loans of $57.3 million, reflecting higher average index rates and loan balances.
Costs and expenses increased by $41.9 million in the first half of 2023, primarily due to a $41.4 million increase in interest expense reflecting higher average index rates and borrowings outstanding.
Other income decreased by $1.2 million to a loss in the first half of 2023, primarily due to a $1.9 million unfavorable change in distributable (loss) earnings from unconsolidated entities, partially offset by a $0.5 million lower loss on extinguishment of debt.

Property Segment
Distributable Earnings by Portfolio (amounts in thousands)

	For the Six Months Ended June 30,
	2023	2022	Change
Master Lease Portfolio	$10,022	$8,659	$1,363
Medical Office Portfolio	10,261	11,187	(926)
Woodstar Fund, net of non-controlling interests	23,531	25,019	(1,488)
Other/Corporate	(1,462)	(1,489)	27
Distributable Earnings	$42,352	$43,376	$(1,024)
The Property Segment’s Distributable Earnings decreased by $1.0 million, from $43.4 million during the first half of 2022 to $42.4 million in the first half of 2023. After making adjustments for the calculation of Distributable Earnings, revenues were $48.1 million, costs and expenses were $40.2 million, other income was $39.7 million and the deduction of income attributable to non-controlling interests in the Woodstar Fund was $5.2 million.
Revenues increased by $2.2 million in the first half of 2023, primarily due to rent increases in our Master Lease Portfolio.
Costs and expenses increased by $14.8 million in the first half of 2023, primarily due to a $14.2 million increase in interest expense reflecting higher index rates on variable rate borrowings of the Medical Office Portfolio.
Other income increased by $11.2 million in the first half of 2023 primarily due to a $13.4 million favorable change in realized gain (loss) on derivatives which primarily hedge our interest rate risk on borrowings secured by our Medical Office Portfolio, partially offset by a $2.2 million decrease in Distributable Earnings from the Woodstar Fund investments.
Income attributable to non-controlling interests in the Woodstar Fund decreased $0.4 million in the second quarter of 2023.
Investing and Servicing Segment
The Investing and Servicing Segment’s Distributable Earnings decreased by $28.7 million from $63.4 million during the first half of 2022 to $34.7 million in the first half of 2023. After making adjustments for the calculation of Distributable Earnings, revenues were $94.2 million, costs and expenses were $61.0 million, other income was $9.5 million, there was no income tax provision or benefit and the deduction of income attributable to non-controlling interests was $8.0 million.
Revenues decreased by $18.8 million in the first half of 2023, primarily due to a $10.4 million decrease in servicing fees and a $9.0 million decrease in other fee income related to the origination of certain loans contributed into CMBS transactions.
Costs and expenses decreased by $2.6 million in the first half of 2023, primarily reflecting decreased incentive compensation principally due to lower securitization volume, partially offset by an increase in interest expense reflecting higher average index rates on borrowings which finance our CMBS investments.
Other income decreased by $17.3 million in the first half of 2023, primarily due to (i) a $30.7 million decreased net gain on derivatives, principally related to conduit loans, partially offset by (ii) a $15.1 million favorable change in realized gains (losses) on conduit loans.
Income taxes, which principally relate to the taxable nature of this segment’s loan servicing and loan securitization businesses which are housed in a TRS, decreased $4.3 million. Effective January 1, 2023, the TRS which houses these businesses was combined with the TRS which houses our residential loan securitization business into a single TRS. The combined TRS was in a net loss position during the first half of 2023, versus a net income position of the individual Investing and Servicing Segment TRS during the first half of 2022. Consistent with our treatment of other adjustments to GAAP in arriving at Distributable Earnings, the income tax benefit of the combined TRS will not be recognized in Distributable Earnings until realized.
Income attributable to non-controlling interests decreased $0.5 million.

Corporate
Corporate loss increased by $61.6 million, from $114.4 million during the first half of 2022 to $176.0 million in the first half of 2023, primarily due to (i) a $41.7 million increase in interest expense reflecting higher average outstanding term loan balances, as well as higher index rates, and (ii) a $20.6 million unfavorable change in realized (loss) gain on fixed-to-floating interest rate swaps which hedge a portion of our unsecured senior notes.

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
Sources of Liquidity
Our primary sources of liquidity are as follows:
Cash Flows for the Six Months Ended June 30, 2023 (amounts in thousands)

	GAAP	VIE Adjustments	Excluding Securitization VIEs
Net cash provided by operating activities	$160,356	$(10)	$160,346
Cash Flows from Investing Activities:
Origination, purchase and funding of loans held-for-investment	(1,039,139)	—	(1,039,139)
Proceeds from principal collections and sale of loans	1,530,193	—	1,530,193
Purchase and funding of investment securities	(1,452)	—	(1,452)
Proceeds from collections, sales and redemptions of investment securities	51,643	40,447	92,090
Proceeds from sales of real estate	19,037	—	19,037
Purchases and additions to properties and other assets	(14,314)	—	(14,314)
Net cash flows from other investments and assets	6,114	—	6,114
Net cash provided by investing activities	552,082	40,447	592,529
Cash Flows from Financing Activities:
Proceeds from borrowings	2,342,276	—	2,342,276
Principal repayments on and repurchases of borrowings	(2,700,729)	(206)	(2,700,935)
Payment of deferred financing costs	(5,093)	—	(5,093)
Proceeds from common stock issuances, net of offering costs	1,897	—	1,897
Payment of dividends	(300,001)	—	(300,001)
Distributions to non-controlling interests	(19,109)	—	(19,109)
Repayment of debt of consolidated VIEs	(216)	216	—
Distributions of cash from consolidated VIEs	40,447	(40,447)	—
Net cash used in financing activities	(640,528)	(40,437)	(680,965)
Net increase in cash, cash equivalents and restricted cash	71,910	—	71,910
Cash, cash equivalents and restricted cash, beginning of period	382,133	—	382,133
Effect of exchange rate changes on cash	169	—	169
Cash, cash equivalents and restricted cash, end of period	$454,212	$—	$454,212
The discussion below is on a non-GAAP basis, after removing adjustments principally resulting from the consolidation of the securitization VIEs under ASC 810. These adjustments principally relate to (i) the purchase of CMBS, RMBS, loans and real estate from consolidated VIEs, which are reflected as repayments of VIE debt on a GAAP basis and (ii) sales, principal collections and redemptions of CMBS and RMBS related to consolidated VIEs, which are reflected as VIE distributions on a GAAP basis. There is no net impact to overall cash resulting from these consolidations. Refer to Note 2 to the Condensed Consolidated Financial Statements for further discussion.
Cash and cash equivalents increased by $71.9 million during the six months ended June 30, 2023, reflecting net cash provided by investing activities of $592.5 million and net cash provided by operating activities of $160.3 million, partially offset by net cash used in financing activities of $680.9 million.

Net cash provided by operating activities of $160.3 million during the six months ended June 30, 2023 related primarily to cash interest income of $781.5 million from our loans and $94.8 million from our investment securities, net rental income of $40.0 million, receipts from our interest rate derivatives of $36.9 million, servicing fees of $21.0 million, distributions from our affordable housing fund investments of $20.8 million, and sales and principal collections, net of originations and purchases of loans held-for-sale of $9.1 million. Offsetting these cash inflows was cash interest expense of $662.0 million, general and administrative expenses of $133.1 million and a net change in operating assets and liabilities of $54.6 million.
Net cash provided by investing activities of $592.5 million for the six months ended June 30, 2023 related primarily to proceeds received from principal collections and sale of loans of $1.5 billion and investment securities of $92.1 million, partially offset by the origination, purchase and funding of loans held-for-investment of $1.0 billion.
Net cash used in financing activities of $680.9 million for the six months ended June 30, 2023 related primarily to payments on our debt and deferred financing costs, net of borrowings, of $363.8 million and dividend distributions of $300.0 million.

Our Investment Portfolio
The following is a review of our investment portfolio by segment.
Commercial and Residential Lending Segment
The following table sets forth the amount of each category of investments we owned across various property types within our Commercial and Residential Lending Segment as of June 30, 2023 and December 31, 2022 (dollars in thousands):

	Face Amount	Carrying Value		Asset Specific Financing	Net Investment	Unlevered Return on Asset (6)
June 30, 2023
First mortgages (1)	$15,333,574	$15,253,485		$10,742,543	$4,510,942	9.3%
Subordinated mortgages (2)	74,870	74,177		—	74,177	15.7%
Mezzanine loans (1)	323,764	327,532		—	327,532	13.8%
Other loans	74,351	73,644		—	73,644	12.2%
Loans held-for-sale, fair value option, residential	3,008,047	2,621,642		2,362,551	259,091	4.5%	(5)
Loans held-for-sale, commercial	41,517	41,392		—	41,392	14.3%
RMBS, available-for-sale	197,502	107,216		17,816	89,400	10.3%
RMBS, fair value option	326,274	443,274	(3)	164,769	278,505	16.4%
CMBS, fair value option	102,900	97,806	(3)	49,798	48,008	9.4%
HTM debt securities (4)	602,800	608,640		133,143	475,497	10.7%
Credit loss allowance	—	(217,607)		—	(217,607)
Equity security	11,328	10,037		—	10,037
Investments in unconsolidated entities	N/A	24,815		—	24,815
Properties, net	N/A	476,847		204,387	272,460
	$20,096,927	$19,942,900		$13,675,007	$6,267,893

December 31, 2022
First mortgages (1)	$15,638,781	$15,552,875		$10,883,417	$4,669,458	8.2%
Subordinated mortgages (2)	72,118	71,100		—	71,100	14.6%
Mezzanine loans (1)	442,339	445,363		—	445,363	14.1%
Other loans	59,393	58,393		—	58,393	12.0%
Loans held-for-sale, fair value option, residential	3,092,915	2,763,458		2,155,078	608,380	4.5%	(5)
RMBS, available-for-sale	202,818	113,386		74,798	38,588	11.0%
RMBS, fair value option	326,274	423,183	(3)	166,560	256,623	12.1%
CMBS, fair value option	102,900	97,218	(3)	49,798	47,420	8.4%
HTM debt securities (4)	603,497	607,438		133,143	474,295	9.4%
Credit loss allowance	N/A	(88,973)		—	(88,973)
Equity security	11,057	9,840		—	9,840
Investments in unconsolidated entities	N/A	25,326		—	25,326
Properties, net	N/A	463,492		204,387	259,105
	$20,552,092	$20,542,099		$13,667,181	$6,874,918
__________________________________________
(1)First mortgages include first mortgage loans and any contiguous mezzanine loan components because as a whole, the expected credit quality of these loans is more similar to that of a first mortgage loan. The application of this methodology resulted in mezzanine loans with carrying values of $1.1 billion and $1.3 billion being classified as first mortgages as of June 30, 2023 and December 31, 2022, respectively.
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
As of June 30, 2023 and December 31, 2022, our Commercial and Residential Lending Segment’s investment portfolio, excluding residential loans, RMBS, properties and other investments, had the following characteristics based on carrying values:

Collateral Property Type	June 30, 2023	December 31, 2022
Multifamily	34.3%	33.3%
Office	23.2%	23.1%
Hotel	16.3%	16.5%
Mixed Use	7.9%	9.7%
Industrial	7.3%	6.0%
Residential	1.9%	1.8%
Retail	1.5%	1.6%
Other	7.6%	8.0%
	100.0%	100.0%

Geographic Location	June 30, 2023	December 31, 2022
U.S. Regions:
South East	16.8%	16.7%
North East	16.0%	16.0%
South West	15.3%	15.6%
West	10.2%	10.3%
Mid Atlantic	9.3%	9.3%
Midwest	2.5%	2.7%
International:
United Kingdom	13.1%	13.8%
Other Europe	7.5%	6.4%
Australia	7.4%	7.4%
Bahamas/Bermuda	1.9%	1.8%
	100.0%	100.0%

Infrastructure Lending Segment
The following table sets forth the amount of each category of investments we owned within our Infrastructure Lending Segment as of June 30, 2023 and December 31, 2022 (dollars in thousands):

	Face Amount	Carrying Value	Asset Specific Financing	Net Investment	Unlevered Return on Asset (1)
June 30, 2023
First priority infrastructure loans and HTM securities	$2,282,594	$2,241,947	$1,789,450	$452,497	9.9%
Credit loss allowance	N/A	(29,817)	—	(29,817)
Investments in unconsolidated entities	N/A	50,352	—	50,352
	$2,282,594	$2,262,482	$1,789,450	$473,032

December 31, 2022
First priority infrastructure loans and HTM securities	$2,474,994	$2,432,758	$1,856,692	$576,066	9.1%
Credit loss allowance	N/A	(13,622)	—	(13,622)
Investments in unconsolidated entities	N/A	47,078	—	47,078
	$2,474,994	$2,466,214	$1,856,692	$609,522
__________________________________________
(1)Calculated using applicable index rates for variable rate investments as of the respective period end and excludes loans for which interest income is not recognized. In addition to cash coupon, unlevered return includes the amortization of deferred purchase discounts.
As of June 30, 2023 and December 31, 2022, our Infrastructure Lending Segment’s investment portfolio had the following characteristics based on carrying values:

Collateral Type	June 30, 2023	December 31, 2022
Natural gas power	57.1%	61.2%
Midstream/downstream oil & gas	39.5%	37.5%
Renewables	2.1%	—%
Other thermal power	1.3%	1.3%
	100.0%	100.0%

Geographic Location	June 30, 2023	December 31, 2022
U.S. Regions:
North East	39.4%	39.0%
South West	24.2%	21.9%
Midwest	19.3%	21.9%
South East	8.6%	7.4%
West	3.5%	4.6%
Mid-Atlantic	2.1%	1.8%
Other	2.2%	2.1%
International:
Mexico	0.5%	0.5%
Other	0.2%	0.8%
	100.0%	100.0%

Property Segment
The following table sets forth the amount of each category of investments held within our Property Segment as of June 30, 2023 and December 31, 2022 (amounts in thousands):

	June 30, 2023	December 31, 2022
Properties, net	$857,354	$864,778
Lease intangibles, net	26,370	28,470
Woodstar Fund	1,976,985	1,761,002
	$2,860,709	$2,654,250
The following table sets forth our net investment and other information regarding the Property Segment’s properties and lease intangibles as of June 30, 2023 (dollars in thousands):

	Carrying Value	Asset Specific Financing	Net Investment	Occupancy Rate	Weighted Average Remaining Lease Term
Office—Medical Office Portfolio	$774,986	$597,351	$177,635	90.2%	5.7 years
Retail—Master Lease Portfolio	343,790	193,529	150,261	100.0%	18.8 years
Subtotal—undepreciated carrying value	1,118,776	790,880	327,896
Accumulated depreciation and amortization	(235,052)	—	(235,052)
Net carrying value	$883,724	$790,880	$92,844
As of June 30, 2023 and December 31, 2022, our Property Segment’s investment portfolio had the following geographic characteristics based on carrying values:

Geographic Location	June 30, 2023	December 31, 2022
South East	82.4%	81.2%
South West	4.8%	5.2%
Midwest	4.8%	5.0%
North East	4.4%	4.7%
West	3.6%	3.9%
	100.0%	100.0%

Investing and Servicing Segment
The following table sets forth the amount of each category of investments we owned within our Investing and Servicing Segment as of June 30, 2023 and December 31, 2022 (amounts in thousands):

	Face Amount	Carrying Value		Asset Specific Financing		Net Investment
June 30, 2023
CMBS, fair value option	$2,711,212	$1,127,934	(1)	$397,086	(2)	$730,848
Intangible assets - servicing rights	N/A	55,146	(3)	—		55,146
Lease intangibles, net	N/A	7,064		—		7,064
Loans held-for-sale, fair value option, commercial	112,280	111,354		75,775		35,579
Loans held-for-investment	9,406	9,406		—		9,406
Investments in unconsolidated entities	N/A	32,947	(4)	—		32,947
Properties, net	N/A	108,562		118,109		(9,547)
	$2,832,898	$1,452,413		$590,970		$861,443
December 31, 2022
CMBS, fair value option	$2,753,810	$1,165,628	(1)	$405,665	(2)	$759,963
Intangible assets - servicing rights	N/A	56,848	(3)	—		56,848
Lease intangibles, net	N/A	8,791		—		8,791
Loans held-for-sale, fair value option, commercial	23,900	21,136		7,519		13,617
Loans held-for-investment	9,577	9,577		—		9,577
Investments in unconsolidated entities	N/A	33,030	(4)	—		33,030
Properties, net	N/A	121,716		130,072		(8,356)
	$2,787,287	$1,416,726		$543,256		$873,470
______________________________________________

(1)Includes $1.11 billion and $1.15 billion of CMBS eliminated in consolidation against VIE liabilities pursuant to ASC 810 as of June 30, 2023 and December 31, 2022. Also includes $195.5 million and $198.9 million of non-controlling interests in the consolidated entities which hold certain of these CMBS as of June 30, 2023 and December 31, 2022, respectively.
(2)Includes $41.5 million and $42.8 million of non-controlling interests in the consolidated entities which hold certain debt balances as of June 30, 2023 and December 31, 2022, respectively.
(3)Includes $36.9 million and $39.1 million of servicing rights intangibles eliminated in consolidation against VIE assets pursuant to ASC 810 as of June 30, 2023 and December 31, 2022, respectively.
(4)Includes $14.5 million and $13.5 million of investments in unconsolidated entities eliminated in consolidation against VIE assets pursuant to ASC 810 as of June 30, 2023 and December 31, 2022, respectively.

Our REIS Equity Portfolio, as described in Note 6 to the Condensed Consolidated Financial Statements, had the following characteristics based on carrying values as of June 30, 2023 and December 31, 2022, respectively:

Property Type	June 30, 2023	December 31, 2022
Retail	44.3%	49.3%
Office	32.0%	29.6%
Mixed Use	13.3%	11.7%
Multifamily	7.6%	6.8%
Hotel	2.8%	2.6%
	100.0%	100.0%

Geographic Location	June 30, 2023	December 31, 2022
Mid Atlantic	24.4%	21.9%
West	24.0%	22.0%
North East	21.2%	28.8%
Midwest	13.4%	12.2%
South West	9.3%	6.8%
South East	7.7%	8.3%
	100.0%	100.0%

New Credit Facilities and Amendments
Refer to Note 10 of our Condensed Consolidated Financial Statements for a detailed discussion of new credit facilities and amendments to existing credit facilities executed since December 31, 2022.
Secured Borrowings
The following table is a summary of our secured borrowings as of June 30, 2023 (dollars in thousands):

	Current Maturity		Extended Maturity (a)		Weighted Average Pricing		Pledged Asset Carrying Value		Maximum Facility Size		Outstanding Balance		Approved but Undrawn Capacity (b)	Unallocated Financing Amount (c)
Repurchase Agreements:
Commercial Loans	Aug 2023 to Jun 2028	(d)	Oct 2025 to Dec 2030	(d)	Index + 2.10%	(e)	$10,811,471		$12,131,598	(f)	$7,628,663		$309,737	$4,193,198
Residential Loans	Oct 2023 to Apr 2024		Oct 2023 to Jun 2024		SOFR + 2.30%		2,393,914		3,037,862		2,149,527		587	887,748
Infrastructure Loans	Sep 2024		Sep 2026		SOFR + 2.07%		339,751		650,000		274,570		—	375,430
Conduit Loans	Dec 2023 to Jun 2025		Feb 2024 to Jun 2027		SOFR + 2.13%		102,186		381,500		76,884		—	304,616
CMBS/RMBS	Oct 2023 to Apr 2032	(g)	Oct 2023 to Oct 2032	(g)	(h)		1,490,154		1,080,413		776,494	(i)	53,295	250,624
Total Repurchase Agreements							15,137,476		17,281,373		10,906,138		363,619	6,011,616
Other Secured Financing:
Borrowing Base Facility	Nov 2024		Oct 2026		SOFR + 2.11%		—		750,000	(j)	—		—	750,000
Commercial Financing Facilities	Dec 2023 to Aug 2025		Jul 2025 to Dec 2030		Index + 2.03%		407,821		483,570	(k)	293,371		—	190,199
Residential Financing Facility	Sep 2023		N/A		SOFR + 2.45%		223,790		213,530		213,530		—	—
Infrastructure Financing Facilities	Jun 2025 to Oct 2025		Jun 2027 to Jul 2032		Index + 2.15%		915,553		1,550,000		709,821		24,855	815,324
Property Mortgages - Fixed rate	Nov 2024 to Sep 2029	(l)	N/A		4.45%		351,137		249,566		249,566		—	—
Property Mortgages - Variable rate	Nov 2023 to Dec 2027		N/A		(m)		973,119		849,328		847,317		—	2,011
Term Loans and Revolver	(n)		N/A		(n)		N/A	(n)	1,523,772		1,373,772		150,000	—
STWD 2022-FL3 CLO	Nov 2038		N/A		SOFR + 1.64%		1,009,428		842,500		842,500		—	—
STWD 2021-HTS SASB	Apr 2034		N/A		LIBOR + 2.22%		231,257		210,091		210,091		—	—
STWD 2021-FL2 CLO	Apr 2038		N/A		LIBOR + 1.50%		1,286,589		1,077,375		1,077,375		—	—
STWD 2019-FL1 CLO	Jul 2038		N/A		SOFR + 1.42%		889,185		720,370		720,370		—	—
STWD 2021-SIF2 CLO	Jan 2033		N/A		SOFR + 1.89%		512,808		410,000		410,000		—	—
STWD 2021-SIF1 CLO	Apr 2032		N/A		LIBOR + 1.81%		513,083		410,000		410,000		—	—
Total Other Secured Financing							7,313,770		9,290,102		7,357,713		174,855	1,757,534
							$22,451,246		$26,571,475		$18,263,851		$538,474	$7,769,150
Unamortized net discount											(24,504)
Unamortized deferred financing costs											(74,507)
											$18,164,840
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
(e)Certain facilities with an outstanding balance of $2.9 billion as of June 30, 2023 are indexed to EURIBOR, BBSY, SARON and SONIA. The remainder are indexed to SOFR.
(f)Certain facilities with an aggregate initial maximum facility size of $12.0 billion may be increased to $12.1 billion, subject to certain conditions. The $12.1 billion amount includes such upsizes.
(g)Certain facilities with an outstanding balance of $353.8 million as of June 30, 2023 carry a rolling 11-month or 12-month term which may reset monthly or quarterly with the lender's consent. These facilities carry no maximum facility size.
(h)A facility with an outstanding balance of $260.0 million as of June 30, 2023 has a weighted average fixed annual interest rate of 3.27%. All other facilities are variable rate with a weighted average rate of SOFR + 2.22%.

(i)Includes: (i) $260.0 million outstanding on a repurchase facility that is not subject to margin calls; and (ii) $41.5 million outstanding on one of our repurchase facilities that represents the 49% pro rata share owed by a non-controlling partner in a consolidated joint venture (see Note 15 to the Condensed Consolidated Financial Statements).
(j)The maximum facility size as of June 30, 2023 of $450.0 million may be increased to $750.0 million, subject to certain conditions.
(k)Certain facilities with an aggregate initial maximum facility size of $383.6 million may be increased to $483.6 million, subject to certain conditions. The $483.6 million amount includes such upsizes.
(l)The weighted average maturity is 4.0 years as of June 30, 2023.
(m)Includes a $600.0 million first mortgage and mezzanine loan secured by our Medical Office Portfolio. This debt has a weighted average interest rate of LIBOR + 2.07% that we swapped to a fixed rate of 3.34%. The remainder have a weighted average rate of SOFR + 3.36%.
(n)Consists of: (i) a $776.8 million term loan facility that matures in July 2026, of which $385.0 million has an annual interest rate of SOFR + 2.60% and $391.8 million has an annual interest rate of SOFR + 3.35%, subject to a 0.75% SOFR floor, (ii) a $150.0 million revolving credit facility that matures in April 2026 with an annual interest rate of SOFR + 2.60%, and (iii) a $597.0 million term loan facility that matures in November 2027, with an annual interest rate of SOFR + 3.25%, subject to a 0.50% SOFR floor. These facilities are secured by the equity interests in certain of our subsidiaries which totaled $5.3 billion as of June 30, 2023.

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

Quarter Ended	Quarter-End Balance	Weighted-Average Balance During Quarter	Variance	Explanations for Significant Variances
December 31, 2022	18,299,267	18,084,425	214,842	(a)
March 31, 2023	18,630,290	18,331,322	298,968	(b)
June 30, 2023	18,263,851	18,625,814	(361,963)	(c)
_____________________________________________
(a)Variance primarily related to late quarter pledge of a Euro denominated loan and exchange rate fluctuations.
(b)Variance primarily related to late quarter draws to fund $250 million convertible notes repayment on April 1, 2023.
(c)Variance primarily related to late quarter pay downs resulting from repayments on the underlying secured financing collateral.

Borrowings under Unsecured Senior Notes
During the three months ended June 30, 2023 and 2022, the weighted average effective borrowing rate on our unsecured senior notes was 4.2% and 4.7%, respectively. During the six months ended June 30, 2023 and 2022, the weighted average effective borrowing rate on our unsecured senior notes was 4.5% and 4.8%, respectively. The effective borrowing rate includes the effects of underwriter purchase discount.
Refer to Note 11 to the Condensed Consolidated Financial Statements for further disclosure regarding the terms of our unsecured senior notes.

Scheduled Principal Repayments on Investments and Overhang on Financing Facilities
The following scheduled and/or projected principal repayments on our investments were based on amounts outstanding and extended contractual maturities of those investments as of June 30, 2023. The projected and/or required repayments of financing were based on the earlier of (i) the extended contractual maturity of each credit facility or (ii) the extended contractual maturity of each of the investments that have been pledged as collateral under the respective credit facility (amounts in thousands):

	Scheduled Principal Repayments on Loans and HTM Securities	Scheduled/Projected Principal Repayments on RMBS and CMBS	Projected/Required Repayments of Financing	Scheduled Principal Inflows Net of Financing Outflows
Third Quarter 2023	$818,643	$3,198	$(679,592)	$142,249
Fourth Quarter 2023	795,399	3,282	(1,731,827)	(933,146)	(1)
First Quarter 2024	206,032	3,055	(648,310)	(439,223)	(2)
Second Quarter 2024	347,484	33,650	(1,339,009)	(957,875)	(3)
Total	$2,167,558	$43,185	$(4,398,738)	$(2,187,995)
__________________________________________________
(1)Shortfall primarily relates to (i) $830.7 million of maturities under a repurchase facility that we are working to either extend or refinance with another counterparty and (ii) $300.0 million of our unsecured senior notes that mature in November 2023 that we intend to repay with funds generated in the normal course of business.

(2)Shortfall primarily relates to $548.5 million of maturities under a repurchase facility that we are working to either extend or refinance with another counterparty.

(3)Shortfall primarily relates to (i) $537.9 million of maturities under a repurchase facility that we are working to either extend or refinance with another counterparty and (ii) $351.3 million of repayments under a securities facility which carries a rolling 12-month term that we have historically extended, and intend to continue to extend with lender’s consent.
In the normal course of business, the Company is in discussions with its lenders to extend, amend or replace any financing facilities which contain near term expirations.
Issuances of Equity Securities
We may raise funds through capital market transactions by issuing capital stock. There can be no assurance, however, that we will be able to access the capital markets at any particular time or on any particular terms. We have authorized 100,000,000 shares of preferred stock and 500,000,000 shares of common stock. At June 30, 2023, we had 100,000,000 shares of preferred stock available for issuance and 187,231,502 shares of common stock available for issuance.
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

The Company’s board of directors declared the following dividends during the six months ended June 30, 2023:

Declaration Date	Record Date	Payment Date	Amount	Frequency
6/15/23	6/30/23	7/17/23	$0.48	Quarterly
3/16/23	3/31/23	4/14/23	0.48	Quarterly
Contractual Obligations and Commitments
Our material contractual obligations and commitments as of June 30, 2023 are as follows (amounts in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Secured financings (a)	$14,593,515	$2,898,639	$1,388,328	$8,349,218	$1,957,330
CLOs and SASB (b)	3,670,336	601,054	1,893,385	1,083,027	92,870
Unsecured senior notes	2,100,000	300,000	900,000	900,000	—
Future loan commitments:
Commercial Lending (c)	1,756,228	1,208,949	545,866	1,413	—
Infrastructure Lending (d)	123,114	123,114	—	—	—
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

(c)Excludes $290.6 million of loan funding commitments in which management projects the Company will not be obligated to fund in the future due to repayments made by the borrower earlier than, or in excess of, expectations.

(d)Represents contractual commitments of $111.9 million under revolvers and letters of credit and $11.2 million under delayed draw term loans.
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
We seek to further manage credit risk associated with our Investing and Servicing Segment loans held-for-sale through the purchase of credit instruments. The following table presents our credit instruments as of June 30, 2023 and December 31, 2022 (dollars in thousands):

	Face Value of Loans Held-for-Sale	Aggregate Notional Value of Credit Instruments	Number of Credit Instruments
June 30, 2023	$55,480	$49,000	3
December 31, 2022	$23,900	$49,000	3

Interest Rate Risk
Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. We are subject to interest rate risk in connection with our investments and the related financing obligations. In general, we seek to match the interest rate characteristics of our investments with the interest rate characteristics of any related financing obligations such as repurchase agreements, bank credit facilities, term loans, revolving facilities and securitizations. In instances where the interest rate characteristics of an investment and the related financing obligation are not matched, we mitigate such interest rate risk through the utilization of interest rate derivatives of the same duration. The following table presents financial instruments where we have utilized interest rate derivatives to hedge interest rate risk and the related interest rate derivatives as of June 30, 2023 and December 31, 2022 (dollars in thousands):

	Face Value of Hedged Instruments	Aggregate Notional Value of Credit Instruments	Number of Credit Instruments
Instrument hedged as of June 30, 2023
Loans held-for-sale	$3,093,497	$3,532,600	44
RMBS, available-for-sale	197,502	85,000	2
CMBS, fair value option	84,676	58,800	2
HTM debt securities	10,737	10,737	1
Secured financing agreements	702,988	1,359,835	8
Unsecured senior notes	1,000,000	970,000	2
	$5,089,400	$6,016,972	59
Instrument hedged as of December 31, 2022
Loans held-for-sale	$3,116,815	$2,718,900	36
RMBS, available-for-sale	202,818	85,000	2
CMBS, fair value option	42,793	58,800	2
HTM debt securities	12,005	12,005	1
Secured financing agreements	681,823	1,471,446	9
Unsecured senior notes	1,000,000	970,000	2
	$5,056,254	$5,316,151	52
The following table summarizes the estimated annual change in net investment income for our variable rate investments and our variable rate debt assuming increases or decreases in SOFR or other applicable index rates and adjusted for the effects of our interest rate hedging activities (amounts in thousands):

Income (Expense) Subject to Interest Rate Sensitivity	Variable rate investments and indebtedness (1)	1.00% Decrease	0.50% Decrease	0.50% Increase	1.00% Increase
Investment income from variable rate investments	$18,068,973	$(179,912)	$(89,957)	$89,957	$179,915
Interest expense from variable rate debt, net of interest rate derivatives	(13,527,533)	142,844	71,996	(70,865)	(141,730)
Net investment income from variable rate instruments	$4,541,440	$(37,068)	$(17,961)	$19,092	$38,185
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
The following table represents our assets and liabilities that are denominated in Pounds Sterling (“GBP”), Euros (“EUR”), Australian dollars (“AUD”) and Swiss Francs (“CHF”), as well as our expected future net interest receipts (amounts in thousands):

	June 30, 2023
	GBP	EUR	AUD		CHF
Foreign currency assets	£1,741,813	€1,077,018	A$	1,856,267	Fr.	63,981
Foreign currency liabilities	(1,257,568)	(375,355)	(1,331,813)		(47,472)
Foreign currency contracts - notional, net	(536,879)	(778,653)	(709,691)		(21,355)
Expected future net interest cash flows	52,634	76,990	185,237		4,846
Net exposure to exchange rate fluctuations	£—	€—	A$	—	Fr.	—
Net exposure to exchange rate fluctuations in USD (1)	$—	$—		$—		$—
______________________________________________________________________________________________________________________

(1)     Represents the U.S. dollar equivalent using the GBP closing rate of 1.2704, EUR closing rate of 1.0913, AUD closing rate of 0.6666 and CHF closing rate of 1.1169 as of June 30, 2023.

Substantially all of our net asset exposure to the GBP, EUR, AUD and CHF has been hedged with foreign currency forward contracts as of June 30, 2023, as indicated in the table above. Refer to Note 13 of the Condensed Consolidated Financial Statements for further detail regarding our foreign currency derivatives and their contractual maturities.

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
Changes in Internal Control Over Financial Reporting. No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
There were no unregistered sales of securities during the three months ended June 30, 2023.
Issuer Purchases of Equity Securities
There were no purchases of common stock during the three months ended June 30, 2023.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits.
(a)Index to Exhibits
INDEX TO EXHIBITS

Exhibit No.	Description

4.1
Fifth Supplemental Indenture, dated as of July 3, 2023, between Starwood Property Trust, Inc. and The Bank of New York Mellon, as trustee (Incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K filed July 3, 2023)

4.2	Form of 6.750% Convertible Senior Notes due 2027 (Incorporated by reference as Exhibit A to Exhibit 4.2 of the Company's Current Report on Form 8-K filed July 3, 2023
31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STARWOOD PROPERTY TRUST, INC.

Date: August 3, 2023	By:	/s/ BARRY S. STERNLICHT
Barry S. Sternlicht Chief Executive Officer Principal Executive Officer

Date: August 3, 2023	By:	/s/ RINA PANIRY
Rina Paniry Chief Financial Officer, Treasurer, Chief Accounting Officer and Principal Financial Officer