Form 10-Q
period 2023-09-30
STARWOOD PROPERTY TRUST, INC.
filed 2023-11-08
CIK 1465128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of November 3, 2023 was 313,226,048.

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
•national and local economic and business conditions, including as a result of the impact of the COVID-19 pandemic and other public health emergencies;
•the occurrence of certain geo-political events (such as wars, terrorist attacks and tensions between states) that affect the normal and peaceful course of international relations;
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited, amounts in thousands, except share data)

	As of September 30,	As of December 31,
	2023	2022
Assets:
Cash and cash equivalents	$195,319	$261,061
Restricted cash	235,951	121,072
Loans held-for-investment, net of credit loss allowances of $271,320 and $99,413	17,234,205	18,401,439
Loans held-for-sale, at fair value	2,602,265	2,784,594
Investment securities, net of credit loss allowances of $12,994 and $3,182 ($129,645 and $142,334 held at fair value)	721,593	815,804
Properties, net	1,405,791	1,449,986
Investments of consolidated affordable housing fund, at fair value	1,979,184	1,761,002
Investments in unconsolidated entities	91,924	91,892
Goodwill	259,846	259,846
Intangible assets ($18,188 and $17,790 held at fair value)	65,989	68,773
Derivative assets	133,016	108,621
Accrued interest receivable	173,260	168,521
Other assets	526,442	297,477
Variable interest entity (“VIE”) assets, at fair value	44,668,904	52,453,041
Total Assets	$70,293,689	$79,043,129
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$407,715	$298,999
Related-party payable	24,282	41,186
Dividends payable	152,737	151,511
Derivative liabilities	85,657	91,404
Secured financing agreements, net	13,557,881	14,501,532
Collateralized loan obligations and single asset securitization, net	3,518,274	3,676,224
Unsecured senior notes, net	2,456,583	2,329,211
VIE liabilities, at fair value	42,997,104	50,754,355
Total Liabilities	63,200,233	71,844,422
Commitments and contingencies (Note 22)
Temporary Equity: Redeemable non-controlling interests	409,659	362,790
Permanent Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Preferred stock, $0.01 per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 per share, 500,000,000 shares authorized, 320,664,108 issued and 313,215,417 outstanding as of September 30, 2023 and 318,123,861 issued and 310,675,170 outstanding as of December 31, 2022	3,205	3,181
Additional paid-in capital	5,855,962	5,807,087
Treasury stock (7,448,691 shares)	(138,022)	(138,022)
Retained earnings	585,756	769,237
Accumulated other comprehensive income	14,114	20,955
Total Starwood Property Trust, Inc. Stockholders’ Equity	6,321,015	6,462,438
Non-controlling interests in consolidated subsidiaries	362,782	373,479
Total Permanent Equity	6,683,797	6,835,917
Total Liabilities and Equity	$70,293,689	$79,043,129
________________________________________________________
Note: In addition to the VIE assets and liabilities which are separately presented, our condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022 include assets of $4.3 billion and $4.5 billion, respectively, and liabilities of $3.5 billion and $3.7 billion, respectively, related to consolidated collateralized loan obligations (“CLOs”) and a single asset securitization (“SASB”), which are considered to be VIEs. The CLOs’ and SASB’s assets can only be used to settle obligations of the CLOs and SASB, and the CLOs’ and SASB’s liabilities do not have recourse to Starwood Property Trust, Inc. Refer to Note 15 for additional discussion of VIEs.

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited, amounts in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Interest income from loans	$457,299	$328,354	$1,344,056	$823,123
Interest income from investment securities	20,133	19,019	57,689	48,308
Servicing fees	8,630	8,427	22,228	30,972
Rental income	33,091	32,932	97,687	96,036
Other revenues	2,394	1,809	5,970	11,680
Total revenues	521,547	390,541	1,527,630	1,010,119
Costs and expenses:
Management fees	27,143	27,356	97,661	114,275
Interest expense	368,357	222,423	1,066,990	501,492
General and administrative	46,691	45,495	131,955	134,821
Acquisition and investment pursuit costs	211	1,213	625	2,152
Costs of rental operations	11,777	12,206	34,910	32,094
Depreciation and amortization	12,271	12,611	37,010	36,498
Credit loss provision, net	52,634	15,343	217,753	20,123
Other expense	516	—	1,490	1,313
Total costs and expenses	519,600	336,647	1,588,394	842,768
Other income (loss):
Change in net assets related to consolidated VIEs	43,763	37,146	139,024	72,268
Change in fair value of servicing rights	(68)	515	398	1,234
Change in fair value of investment securities, net	283	(83)	353	(1,683)
Change in fair value of mortgage loans, net	(66,806)	(87,474)	(111,247)	(326,737)
Income from affordable housing fund investments	16,908	117,527	253,696	658,733
(Loss) earnings from unconsolidated entities	(1,309)	(2,044)	11,378	911
Gain on sale of investments and other assets, net	10,616	13,453	15,486	112,059
Gain on derivative financial instruments, net	94,883	206,070	118,431	461,921
Foreign currency loss, net	(56,646)	(107,318)	(18,293)	(213,201)
Loss on extinguishment of debt	(1,072)	(212)	(2,256)	(1,035)
Other loss, net	(2,521)	(56,391)	(31,686)	(90,963)
Total other income	38,031	121,189	375,284	673,507
Income before income taxes	39,978	175,083	314,520	840,858
Income tax benefit	11,399	48,755	18,997	48,999
Net income	51,377	223,838	333,517	889,857
Net income attributable to non-controlling interests	(3,942)	(29,276)	(65,265)	(158,409)
Net income attributable to Starwood Property Trust, Inc.	$47,435	$194,562	$268,252	$731,448

Earnings per share data attributable to Starwood Property Trust, Inc.:
Basic	$0.15	$0.62	$0.85	$2.35
Diluted	$0.15	$0.61	$0.85	$2.30
See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited, amounts in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$51,377	$223,838	$333,517	$889,857
Other comprehensive loss (net change by component):
Available-for-sale securities	(3,241)	(6,194)	(6,841)	(18,177)
Other comprehensive loss	(3,241)	(6,194)	(6,841)	(18,177)
Comprehensive income	48,136	217,644	326,676	871,680
Less: Comprehensive income attributable to non-controlling interests	(3,942)	(29,276)	(65,265)	(158,409)
Comprehensive income attributable to Starwood Property Trust, Inc.	$44,194	$188,368	$261,411	$713,271
See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity
For the Three Months Ended September 30, 2023 and 2022
(Unaudited, amounts in thousands, except share data)

	Temporary Equity	Common stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Starwood Property Trust, Inc. Stockholders’ Equity	Non- Controlling Interests	Total Permanent Equity
		Shares	Par Value		Shares	Amount
Balance, June 30, 2023	$408,034	320,217,189	$3,202	$5,842,813	7,448,691	$(138,022)	$689,146	$17,355	$6,414,494	$370,449	$6,784,943
Proceeds from DRIP Plan	—	13,598	—	278	—	—	—	—	278	—	278
Proceeds from employee stock purchase plan	—	21,088	—	347	—	—	—	—	347	—	347
Share-based compensation	—	319,593	3	10,618	—	—	—	—	10,621	—	10,621
Manager fees paid in stock	—	92,640	—	1,906	—	—	—	—	1,906	—	1,906
Net income	3,114	—	—	—	—	—	47,435	—	47,435	828	48,263
Dividends declared, $0.48 per share	—	—	—	—	—	—	(150,825)	—	(150,825)	—	(150,825)
Other comprehensive loss, net	—	—	—	—	—	—	—	(3,241)	(3,241)	—	(3,241)
Distributions to non-controlling interests	(1,489)	—	—	—	—	—	—	—	—	(8,495)	(8,495)
Balance, September 30, 2023	$409,659	320,664,108	$3,205	$5,855,962	7,448,691	$(138,022)	$585,756	$14,114	$6,321,015	$362,782	$6,683,797

Balance, June 30, 2022	$322,753	316,660,535	$3,167	$5,766,533	7,448,691	$(138,022)	$733,348	$28,970	$6,393,996	$380,391	$6,774,387
Proceeds from DRIP Plan	—	10,568	—	235	—	—	—	—	235	—	235
Proceeds from employee stock purchase plan	—	34,625	—	625	—	—	—	—	625	—	625
Share-based compensation	—	218,212	2	9,701	—	—	—	—	9,703	—	9,703
Manager fees paid in stock	—	108,374	1	2,593	—	—	—	—	2,594	—	2,594
Net income	23,795	—	—	—	—	—	194,562	—	194,562	5,481	200,043
Dividends declared, $0.48 per share	—	—	—	—	—	—	(148,722)	—	(148,722)	—	(148,722)
Other comprehensive loss, net	—	—	—	—	—	—	—	(6,194)	(6,194)	—	(6,194)
Distributions to non-controlling interests	(2,175)	—	—	—	—	—	—	—	—	(11,486)	(11,486)
Balance, September 30, 2022	$344,373	317,032,314	$3,170	$5,779,687	7,448,691	$(138,022)	$779,188	$22,776	$6,446,799	$374,386	$6,821,185
See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity (Continued)
For the Nine Months Ended September 30, 2023 and 2022
(Unaudited, amounts in thousands, except share data)

	Temporary Equity	Common stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Starwood Property Trust, Inc. Stockholders’ Equity	Non- Controlling Interests	Total Permanent Equity
		Shares	Par Value		Shares	Amount
Balance, December 31, 2022	$362,790	318,123,861	$3,181	$5,807,087	7,448,691	$(138,022)	$769,237	$20,955	$6,462,438	$373,479	$6,835,917
Proceeds from DRIP Plan	—	45,050	—	852	—	—	—	—	852	—	852
Proceeds from employee stock purchase plan	—	110,112	1	1,669	—	—	—	—	1,670	—	1,670
Share-based compensation	—	1,542,034	15	31,040	—	—	—	—	31,055	—	31,055
Manager fees paid in stock	—	843,051	8	15,314	—	—	—	—	15,322	—	15,322
Net income	51,062	—	—	—	—	—	268,252	—	268,252	14,203	282,455
Dividends declared, $1.44 per share	—	—	—	—	—	—	(451,733)	—	(451,733)	—	(451,733)
Other comprehensive loss, net	—	—	—	—	—	—	—	(6,841)	(6,841)	—	(6,841)
Distributions to non-controlling interests	(4,193)	—	—	—	—	—	—	—	—	(24,900)	(24,900)
Balance, September 30, 2023	$409,659	320,664,108	$3,205	$5,855,962	7,448,691	$(138,022)	$585,756	$14,114	$6,321,015	$362,782	$6,683,797

Balance, December 31, 2021	$214,915	312,268,944	$3,123	$5,673,376	7,448,691	$(138,022)	$493,106	$40,953	$6,072,536	$361,356	$6,433,892
Proceeds from ATM agreement	—	1,415,564	14	33,307	—	—	—	—	33,321	—	33,321
Proceeds from DRIP Plan	—	33,037	—	770	—	—	—	—	770	—	770
Proceeds from employee stock purchase plan	—	34,625	—	625	—	—	—	—	625	—	625
Equity offering costs	—	—	—	(756)	—	—	—	—	(756)	—	(756)
Share-based compensation	—	1,455,814	15	29,688	—	—	—	—	29,703	—	29,703
Manager fees paid in stock	—	1,824,330	18	42,677	—	—	—	—	42,695	—	42,695
Net income	134,298	—	—	—	—	—	731,448	—	731,448	24,111	755,559
Dividends declared, $1.44 per share	—	—	—	—	—	—	(445,366)	—	(445,366)	—	(445,366)
Other comprehensive loss, net	—	—	—	—	—	—	—	(18,177)	(18,177)	—	(18,177)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	21,926	21,926
Distributions to non-controlling interests	(4,840)	—	—	—	—	—	—	—	—	(33,007)	(33,007)
Balance, September 30, 2022	$344,373	317,032,314	$3,170	$5,779,687	7,448,691	$(138,022)	$779,188	$22,776	$6,446,799	$374,386	$6,821,185
See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited, amounts in thousands)

	For the Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$333,517	$889,857
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs, premiums and discounts on secured borrowings	38,596	34,705
Amortization of discounts and deferred financing costs on unsecured senior notes	6,978	6,560
Accretion of net discount on investment securities	(7,119)	(9,725)
Accretion of net deferred loan fees and discounts	(51,031)	(47,468)
Share-based compensation	31,055	29,703
Manager fees paid in stock	15,322	42,695
Change in fair value of investment securities	(353)	1,683
Change in fair value of consolidated VIEs	(26,879)	39,138
Change in fair value of servicing rights	(398)	(1,234)
Change in fair value of loans	111,247	326,737
Change in fair value of affordable housing fund investments	(218,182)	(628,956)
Change in fair value of derivatives	(55,990)	(465,986)
Foreign currency loss, net	18,293	213,201
Gain on sale of investments and other assets	(15,486)	(112,059)
Impairment charges on properties and related intangibles	23,856	55
Credit loss provision, net	217,753	20,123
Depreciation and amortization	40,870	39,911
Earnings from unconsolidated entities	(11,378)	(911)
Distributions of earnings from unconsolidated entities	8,049	4,935
Loss on extinguishment of debt	2,256	837
Origination and purchase of loans held-for-sale, net of principal collections	(226,656)	(3,641,067)
Proceeds from sale of loans held-for-sale	294,951	3,992,896
Changes in operating assets and liabilities:
Related-party payable	(16,904)	(50,225)
Accrued and capitalized interest receivable, less purchased interest	(97,034)	(131,678)
Other assets	2,103	(200,496)
Accounts payable, accrued expenses and other liabilities	99,307	491,503
Net cash provided by operating activities	516,743	844,734
Cash Flows from Investing Activities:
Origination, purchase and funding of loans held-for-investment	(1,659,857)	(5,007,398)
Proceeds from principal collections on loans	2,390,121	1,840,317
Proceeds from loans sold	95,282	71,008
Purchase and funding of investment securities	(6,988)	(86,058)
Proceeds from sales and redemptions of investment securities	1,722	—
Proceeds from principal collections on investment securities	87,679	19,431
Proceeds from sales of real estate	60,955	166,424
Purchases and additions to properties and other assets	(19,662)	(17,295)
Investments in unconsolidated entities	(2,514)	(461)
Distribution of capital from unconsolidated entities	4,788	3,375
Cash resulting from initial consolidation of entities	123	617
Payments for purchase or termination of derivatives	(28,220)	(14,965)
Proceeds from termination of derivatives	19,729	168,607
Net cash provided by (used in) investing activities	943,158	$(2,856,398)

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited, amounts in thousands)

	For the Nine Months Ended September 30,
	2023	2022
Cash Flows from Financing Activities:
Proceeds from borrowings	$4,934,444	$11,603,576
Principal repayments on and repurchases of borrowings	(5,908,393)	(8,751,730)
Payment of deferred financing costs	(13,873)	(48,847)
Proceeds from common stock issuances	2,522	34,716
Payment of equity offering costs	—	(756)
Payment of dividends	(450,507)	(442,794)
Contributions from non-controlling interests	—	21,926
Distributions to non-controlling interests	(29,093)	(37,847)
Repayment of debt of consolidated VIEs	(318)	(290,132)
Distributions of cash from consolidated VIEs	54,071	64,555
Net cash (used in) provided by financing activities	(1,411,147)	2,152,667
Net increase in cash, cash equivalents and restricted cash	48,754	141,003
Cash, cash equivalents and restricted cash, beginning of period	382,133	321,914
Effect of exchange rate changes on cash	383	(1,637)
Cash, cash equivalents and restricted cash, end of period	$431,270	$461,280
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,016,636	$423,326
Income taxes paid (refunded), net	1,889	(8,613)
Supplemental disclosure of non-cash investing and financing activities:
Dividends declared, but not yet paid	$153,414	$150,942
Consolidation of VIEs (VIE asset/liability additions)	—	4,361,325
Deconsolidation of VIEs (VIE asset/liability reductions)	—	730,012
Net assets acquired through foreclosure, control or conversion to equity interest:
Assets acquired, less cash	40,897	145,330
Liabilities assumed	74	95,796
Lease liabilities arising from obtaining right-of-use assets	—	29,821
Loan principal collections temporarily held at master servicer	190,405	3,061
Reclassification of loans held-for-investment to loans held-for-sale	41,392	63,962
See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
As of September 30, 2023
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
We have four reportable business segments as of September 30, 2023 and we refer to the investments within these segments as our target assets:
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
These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (our “Form 10-K”), as filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the operating results for the full year.
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
We cease accruing interest on non-performing loans at the earlier of (i) the loan becoming significantly past due or (ii) management concluding that a full recovery of all interest and principal is doubtful. Interest income on non-accrual loans in which management expects a full recovery of the loan’s outstanding principal balance is only recognized when received in cash. If full recovery of principal is doubtful or if collection of interest is less than probable, the cost recovery method is applied whereby any cash received is applied to the outstanding principal balance of the loan. A non-accrual loan is returned to accrual status at such time as the loan becomes contractually current and management believes all future principal and interest will be received according to the contractual loan terms.
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

Nearly all of the Company’s unvested RSUs and RSAs contain rights to receive non-forfeitable dividends and thus are participating securities. In addition, the non-controlling interests that are redeemable with our common stock are considered participating securities because they earn a preferred return indexed to the dividend rate on our common stock (see Note 17). Due to the existence of these participating securities, the two-class method of computing EPS is required, unless another method is determined to be more dilutive. Under the two-class method, undistributed earnings are reallocated between shares of common stock and participating securities. For the three and nine months ended September 30, 2023 and 2022, the two-class method resulted in the most dilutive EPS calculation.

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
We believe the estimates and assumptions underlying our consolidated financial statements are reasonable and supportable based on the information available as of September 30, 2023. Actual results may ultimately differ from those estimates.
Recent Accounting Developments
On March 12, 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and on January 11, 2021, issued ASU 2021-01, Reference Rate Reform (Topic 848) – Scope, both of which provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference LIBOR or other reference rates expected to be discontinued because of reference rate reform. These ASUs are effective through December 31, 2024, as extended by ASU 2022-06, Deferral of the Sunset Date of Topic 848, issued by the FASB on December 21, 2022. The Company has not adopted any of the optional expedients or exceptions through September 30, 2023.

3. Acquisitions and Divestitures
Investing and Servicing Segment Property Portfolio (“REIS Equity Portfolio”)

During the three months ended September 30, 2023, we sold two operating properties for $34.6 million within the REIS Equity Portfolio. In connection with these sales, we recognized a total gain of $10.6 million within gain on sale of investments and other assets in our condensed consolidated statement of operations. During the nine months ended September 30, 2023 we sold three operating properties for $50.9 million within the REIS Equity Portfolio. In connection with these sales, we recognized a total gain of $15.4 million within gain on sale of investments and other assets in our condensed consolidated statement of operations. During the three months ended September 30, 2022, we sold an operating property for $19.5 million. In connection with this sale, we recognized a total gain of $13.7 million within gain on sale of investments and other assets in our condensed consolidated statement of operations. During the nine months ended September 30, 2022, we sold two operating properties for $54.0 million. In connection with these sales, we recognized a total gain of $25.4 million within gain on sale of investments and other assets in our condensed consolidated statement of operations, of which $0.6 million was attributable to non-controlling interests.

Commercial and Residential Lending Segment
During the nine months ended September 30, 2023, we sold four units in a residential conversion project in New York for $12.1 million within the Commercial and Residential Lending Segment (three of which were sold during the three months ended September 30, 2023 for $9.1 million). In connection with these sales, there was no gain or loss recognized in our condensed consolidated statements of operations. During the nine months ended September 30, 2022, we sold a distribution facility located in Orlando, Florida that was previously acquired in April 2019 through foreclosure of a loan with a carrying value of $18.5 million. The property was sold for $114.8 million and we recognized a gain of $86.6 million within gain on sale of investments and other assets in our condensed consolidated statement of operations.

During the three and nine months ended September 30, 2023 and 2022, we had no significant acquisitions of properties or businesses other than properties acquired through loan foreclosure or obtaining equity control as discussed in Note 4.

4. Loans
Our loans held-for-investment are accounted for at amortized cost and our loans held-for-sale are accounted for at the lower of cost or fair value, unless we have elected the fair value option for either. The following tables summarize our investments in mortgages and loans as of September 30, 2023 and December 31, 2022 (dollars in thousands):

September 30, 2023	Carrying Value	Face Amount	Weighted Average Coupon (1)	Weighted Average Life (“WAL”) (years)(2)
Loans held-for-investment:
Commercial loans:
First mortgages (3)	$14,812,543	$14,887,200	9.0%	1.3
Subordinated mortgages (4)	75,097	75,617	14.8%	1.1
Mezzanine loans (3)	246,968	248,518	13.5%	1.6
Other	87,193	88,339	9.6%	1.6
Total commercial loans	15,221,801	15,299,674
Infrastructure first priority loans	2,283,724	2,334,472	9.6%	4.0
Total loans held-for-investment	17,505,525	17,634,146
Loans held-for-sale:
Residential, fair value option	2,499,681	2,954,536	4.5%	N/A	(5)
Commercial, fair value option	102,584	107,997	7.0%	6.1
Total loans held-for-sale	2,602,265	3,062,533
Total gross loans	20,107,790	$20,696,679
Credit loss allowances:
Commercial loans held-for-investment	(261,914)
Infrastructure loans held-for-investment	(9,406)
Total allowances	(271,320)
Total net loans	$19,836,470

December 31, 2022
Loans held-for-investment:
Commercial loans:
First mortgages (3)	$15,562,452	$15,648,358	7.9%	1.7
Subordinated mortgages (4)	71,100	72,118	13.6%	1.8
Mezzanine loans (3)	445,363	442,339	12.9%	1.0
Other	58,393	59,393	8.2%	1.4
Total commercial loans	16,137,308	16,222,208
Infrastructure first priority loans	2,363,544	2,395,762	8.6%	3.9
Total loans held-for-investment	18,500,852	18,617,970
Loans held-for-sale:
Residential, fair value option	2,763,458	3,092,915	4.5%	N/A	(5)
Commercial, fair value option	21,136	23,900	5.7%	8.6
Total loans held-for-sale	2,784,594	3,116,815
Total gross loans	21,285,446	$21,734,785
Credit loss allowances:
Commercial loans held-for-investment	(88,801)
Infrastructure loans held-for-investment	(10,612)
Total allowances	(99,413)
Total net loans	$21,186,033

______________________________________________________________________________________________________________________
(1)Calculated using applicable index rates as of September 30, 2023 and December 31, 2022 for variable rate loans and excludes loans for which interest income is not recognized.
(2)Represents the WAL of each respective group of loans, excluding loans for which interest income is not recognized, as of the respective balance sheet date. The WAL of each individual loan is calculated using amounts and timing of future principal payments, as projected at origination or acquisition.
(3)First mortgages include first mortgage loans and any contiguous mezzanine loan components because as a whole, the expected credit quality of these loans is more similar to that of a first mortgage loan. The application of this methodology resulted in mezzanine loans with carrying values of $1.1 billion and $1.3 billion being classified as first mortgages as of September 30, 2023 and December 31, 2022, respectively.
(4)Subordinated mortgages include B-Notes and junior participation in first mortgages where we do not own the senior A-Note or senior participation. If we own both the A-Note and B-Note, we categorize the loan as a first mortgage loan.
(5)Residential loans have a weighted average remaining contractual life of 28.0 years and 28.8 years as of September 30, 2023 and December 31, 2022, respectively.
As of September 30, 2023, our variable rate loans held-for-investment, excluding loans for which interest income is not recognized, were as follows (dollars in thousands):

September 30, 2023	Carrying Value	Weighted-average Spread Above Index
Commercial loans	$14,532,060	4.0%
Infrastructure loans	2,281,923	4.1%
Total variable rate loans held-for-investment	$16,813,983	4.0%

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
The macroeconomic forecasts do not differentiate among property types or asset classes. Instead, these forecasts reference general macroeconomic conditions (i.e. Gross Domestic Product, employment and interest rates) which apply broadly across all assets. For instance, although the office sector has been adversely affected by the increase in remote working arrangements and the retail sector has been adversely affected by electronic commerce, the broad macroeconomic forecasts do not account for such differentiation. Accordingly, we have selected more adverse macroeconomic recovery forecasts related to office and retail properties than for other property types in determining our credit loss allowance. We have also selected a more adverse macroeconomic recovery forecast for those properties which are experiencing more challenges than their general property type or asset class.
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
The significant credit quality indicators for our loans measured at amortized cost, which excludes loans held-for-sale, were as follows as of September 30, 2023 (dollars in thousands):

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Total	Total Amortized Cost Basis	Credit Loss Allowance
As of September 30, 2023	2023	2022	2021	2020	2019	Prior
Commercial loans:
Credit quality indicator:
LTV < 60%	$265,245	$1,937,607	$3,101,829	$188,077	$991,760	$206,365	$—	$6,690,883	$24,768
LTV 60% - 70%	85,019	1,911,675	3,526,879	94,397	102,782	386,971	—	6,107,723	73,696
LTV > 70%	40,008	102,433	653,348	440,349	433,034	637,766	—	2,306,938	158,525
Credit deteriorated	—	—	—	—	—	29,065	—	29,065	4,925
Defeased and other	30,374	41,543	—	—	—	15,275	—	87,192	—
Total commercial	$420,646	$3,993,258	$7,282,056	$722,823	$1,527,576	$1,275,442	$—	$15,221,801	$261,914
Infrastructure loans:
Credit quality indicator:
Power	$288,797	$—	$107,644	$75,616	$278,309	$465,377	$5,757	$1,221,500	$3,722
Oil and gas	216,509	123,212	346,269	—	188,682	134,959	2,048	1,011,679	5,483
Other	48,744	—	—	—	—	—	—	48,744	201
Credit deteriorated	—	—	—	—	—	1,801	—	1,801	—
Total infrastructure	$554,050	$123,212	$453,913	$75,616	$466,991	$602,137	$7,805	$2,283,724	$9,406
Loans held-for-sale								2,602,265	—
Total gross loans								$20,107,790	$271,320

Non-Credit Deteriorated Loans
As of September 30, 2023, we had the following loans with a combined amortized cost basis of $229.9 million that were 90 days or greater past due at September 30, 2023: (i) a $122.2 million senior mortgage loan on an office building in Washington, DC; (ii) a $37.8 million leasehold mortgage loan on a luxury resort in California destroyed by wildfire; (iii) $60.7 million of residential loans; and (iv) a $9.2 million loan on a hospitality asset in New York City that our Investing and Servicing Segment acquired as nonperforming in October 2021. All of these loans were on nonaccrual as of September 30, 2023.
We also had the following loans on nonaccrual that were not 90 days or greater past due as of September 30, 2023: (i) a $220.1 million senior loan on a retail and entertainment project in New Jersey, of which $7.3 million was previously converted into equity interests (see Note 8); and (ii) a $60.8 million mortgage and mezzanine loan on a multifamily property in Portland, Oregon. The loans were not considered credit deteriorated as we presently expect to recover all amounts due.
Credit Deteriorated Loans
As of September 30, 2023, we had the following loans that were deemed credit deteriorated: (i) a $38.8 million commercial mortgage loan on an office and retail complex in Arizona for which we provided a $14.7 million specific credit loss allowance during the three months ended June 30, 2023, which was charged off in the same period; (ii) a $12.9 million infrastructure loan participation collateralized by a first priority lien on two natural gas fired power plants near Chicago for which we provided an $11.1 million specific credit loss allowance during the six months ended June 30, 2023, which was charged off during the three months ended September 30, 2023; and (iii) a $4.9 million commercial subordinated loan secured by a department store in Chicago which was fully reserved in prior years. All of these loans are on nonaccrual under the cost recovery method as of September 30, 2023.
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
Loan Modifications
We may amend or modify a loan based on its specific facts and circumstances. These modifications are often in the form of a term extension to provide the borrower additional time to refinance or sell the collateral property in order to repay the principal balance of the loan. Such extensions are generally made at the loan’s contractual interest rate and may require an extension fee be paid to us. During the three and nine months ended September 30, 2023, we made one such modification which is disclosable under ASU 2022-02, Troubled Debt Restructurings and Vintage Disclosures, as it was considered an other-than-insignificant payment delay for a borrower experiencing financial difficulty. In this instance we granted a 19-month term extension for a fully funded mortgage loan on an office park in Irvine, CA which had an amortized cost basis of $197.2 million, representing 1.3% of our commercial loans as of September 30, 2023. In connection therewith, we also provided a $25.1 million preferred equity commitment (of which $19.6 million was unfunded as of September 30, 2023), principally to fund property improvements and lease-up costs prior to the loan’s extended maturity. The loan has paid all contractual interest due as of September 30, 2023 and its modified terms, including the preferred equity commitment, were included in the determination of our general CECL reserve.

The following tables present the activity in our credit loss allowance for funded loans and unfunded commitments (amounts in thousands):

	Funded Commitments Credit Loss Allowance
	Loans Held-for-Investment		Total Funded Loans
Nine Months Ended September 30, 2023	Commercial	Infrastructure
Credit loss allowance at December 31, 2022	$88,801	$10,612	$99,413
Credit loss provision, net	187,775	9,900	197,675
Charge-offs (1)	(14,662)	(11,106)	(25,768)
Credit loss allowance at September 30, 2023	$261,914	$9,406	$271,320
_____________________________________________________________________________________________________________________
(1)Represents the charge-off of (i) a $14.7 million credit loss allowance related to the portion of a credit deteriorated commercial mortgage loan on an office and retail complex in Arizona deemed uncollectible and (ii) an $11.1 million credit loss allowance related to the portion of a credit deteriorated infrastructure loan participation collateralized by a first priority lien on two natural gas fired power plants near Chicago, which was deemed uncollectible due to a third party’s nearly complete acquisition of the power plants (see discussion of both above). Such loans were originated in 2015 and 2017, respectively, with the infrastructure loan acquired as part of the Infrastructure Lending Segment acquisition in 2018.

	Unfunded Commitments Credit Loss Allowance (1)
	Loans Held-for-Investment		HTM Preferred
Nine Months Ended September 30, 2023	Commercial	Infrastructure	Interests (2)	CMBS (2)	Total
Credit loss allowance at December 31, 2022	$9,749	$72	$—	$52	$9,873
Credit loss provision, net	3,141	342	6,695	88	10,266
Credit loss allowance at September 30, 2023	$12,890	$414	$6,695	$140	$20,139
Memo: Unfunded commitments as of September 30, 2023 (3)	$1,362,554	$46,183	$19,543	$33,806	$1,462,086
______________________________________________________________________________________________________________________
(1)Included in accounts payable, accrued expenses and other liabilities in our consolidated balance sheets.
(2)See Note 5 for further details.
(3)Represents amounts expected to be funded (see Note 22).
Loan Portfolio Activity
The activity in our loan portfolio was as follows (amounts in thousands):

	Held-for-Investment Loans
Nine Months Ended September 30, 2023	Commercial	Infrastructure	Residential	Held-for-Sale Loans	Total Loans
Balance at December 31, 2022	$16,048,507	$2,352,932	$—	$2,784,594	$21,186,033
Acquisitions/originations/additional funding	1,053,627	605,397	—	363,520	2,022,544
Capitalized interest (1)	91,641	389	—	172	92,202
Basis of loans sold (2)	(53,000)	—	—	(337,321)	(390,321)
Loan maturities/principal repayments	(1,903,021)	(683,053)	—	(137,916)	(2,723,990)
Discount accretion/premium amortization	40,733	10,298	—	—	51,031
Changes in fair value	—	—	—	(111,247)	(111,247)
Foreign currency translation loss, net	(48,362)	(1,745)	—	—	(50,107)
Credit loss provision, net	(187,775)	(9,900)	—	—	(197,675)
Loan foreclosure	(41,071)	—	—	(929)	(42,000)	(3)
Transfer to/from other asset classifications or between segments	(41,392)	—	—	41,392	—
Balance at September 30, 2023	$14,959,887	$2,274,318	$—	$2,602,265	$19,836,470

	Held-for-Investment Loans
Nine Months Ended September 30, 2022	Commercial	Infrastructure	Residential	Held-for-Sale Loans	Total Loans
Balance at December 31, 2021	$13,450,198	$2,027,426	$59,225	$2,876,800	$18,413,649
Acquisitions/originations/additional funding	4,410,306	597,092	—	3,793,467	8,800,865
Capitalized interest (1)	85,454	373	1,445	402	87,674
Basis of loans sold (2)	(6,330)	—	—	(4,056,511)	(4,062,841)
Loan maturities/principal repayments	(1,558,907)	(246,127)	(6,663)	(146,184)	(1,957,881)
Discount accretion/premium amortization	40,179	7,289	—	—	47,468
Changes in fair value	—	—	(485)	(326,252)	(326,737)
Foreign currency translation loss, net	(612,669)	(4,530)	—	—	(617,199)
Credit loss provision, net	(18,262)	(7,079)	—	—	(25,341)
Loan foreclosure and equity control	(50,151)	—	—	—	(50,151)	(4)
Transfer to/from other asset classifications or between segments	(63,616)	—	(346)	63,962	—
Balance at September 30, 2022	$15,676,202	$2,374,444	$53,176	$2,205,684	$20,309,506
______________________________________________________________________________________________________________________
(1)Represents accrued interest income on loans whose terms do not require current payment of interest.
(2)See Note 12 for additional disclosure on these transactions.
(3)Represents the $41.1 million carrying value of a mortgage loan on the retail portion of a hotel located in Chicago foreclosed in May 2023 (see discussion above) and $0.9 million in residential mortgage loans foreclosed.
(4)Represents the net carrying value of first mortgage and contiguous mezzanine loans related to an office building in Texas that is eliminated as a result of consolidating the net assets of the mezzanine borrower entity upon obtaining control over its pledged equity interests in May 2022.

5. Investment Securities
Investment securities were comprised of the following as of September 30, 2023 and December 31, 2022 (amounts in thousands):

	Carrying Value as of
	September 30, 2023	December 31, 2022
RMBS, available-for-sale	$102,076	$113,386
RMBS, fair value option (1)	451,191	423,183
CMBS, fair value option (1), (2)	1,209,336	1,262,846
HTM debt securities, amortized cost net of credit loss allowance of $12,994 and $3,182	591,948	673,470
Equity security, fair value	8,829	9,840
Subtotal—Investment securities	2,363,380	2,482,725
VIE eliminations (1)	(1,641,787)	(1,666,921)
Total investment securities	$721,593	$815,804
______________________________________________________________________________________________________________________
(1)Certain fair value option CMBS and RMBS are eliminated in consolidation against VIE liabilities pursuant to ASC 810.
(2)Includes $187.3 million and $198.9 million of non-controlling interests in the consolidated entities which hold certain of these CMBS as of September 30, 2023 and December 31, 2022, respectively.
Purchases, sales and redemptions, and principal collections for all investment securities were as follows (amounts in thousands):

	RMBS, available-for-sale	RMBS, fair value option	CMBS, fair value option	HTM Securities	Equity Security	Securitization VIEs (1)	Total
Three Months Ended September 30, 2023
Purchases/fundings	$—	$—	$—	$5,536	$—	$—	$5,536
Sales and redemptions	549	—	—	—	878	—	1,427
Principal collections	2,468	12,979	746	33,762	—	(13,624)	36,331
Three Months Ended September 30, 2022
Purchases/fundings	$—	$—	$—	$—	$—	$—	$—
Sales and redemptions	—	—	—		—	—	—
Principal collections	3,412	16,914	5,118	609	—	(21,802)	4,251

	RMBS, available-for-sale	RMBS, fair value option	CMBS, fair value option	HTM Securities	Equity Security	Securitization VIEs (1)	Total
Nine Months Ended September 30, 2023
Purchases/fundings	$—	$—	$—	$6,988	$—	$—	$6,988
Sales and redemptions	549	—	—	—	1,173	—	1,722
Principal collections	7,451	41,776	12,980	79,543	—	(54,071)	87,679
Nine Months Ended September 30, 2022
Purchases/fundings	$—	$226,152	$63,681	$86,058	$—	$(289,833)	$86,058
Sales and redemptions	—	—	—	—	—	—	—
Principal collections	16,200	58,843	6,394	2,549	—	(64,555)	19,431
_________________________________________________________________________________________________________________
(1)Represents RMBS and CMBS, fair value option amounts eliminated due to our consolidation of securitization VIEs. These amounts are reflected as issuance or repayment of debt of, or distributions from, consolidated VIEs in our consolidated statements of cash flows.

RMBS, Available-for-Sale
The Company classified all of its RMBS not eliminated in consolidation as available-for-sale as of September 30, 2023 and December 31, 2022. These RMBS are reported at fair value in the balance sheet with changes in fair value recorded in accumulated other comprehensive income (“AOCI”).
The tables below summarize various attributes of our investments in available-for-sale RMBS as of September 30, 2023 and December 31, 2022 (amounts in thousands):

				Unrealized Gains or (Losses) Recognized in AOCI
	Amortized Cost	Credit Loss Allowance	Net Basis	Gross Unrealized Gains	Gross Unrealized Losses	Net Fair Value Adjustment	Fair Value
September 30, 2023
RMBS	$87,962	$—	$87,962	$17,182	$(3,068)	$14,114	$102,076
December 31, 2022
RMBS	$92,431	$—	$92,431	$21,765	$(810)	$20,955	$113,386

	Weighted Average Coupon (1)	WAL (Years) (2)
September 30, 2023
RMBS	5.8%	7.4
______________________________________________________________________________________________________________________
(1)Calculated using the September 30, 2023 SOFR rate of 5.319% for floating rate securities.
(2)Represents the remaining WAL of each respective group of securities as of the balance sheet date. The WAL of each individual security is calculated using projected amounts and projected timing of future principal payments.
As of September 30, 2023, approximately $91.1 million, or 89%, of RMBS were variable rate. We purchased all of the RMBS at a discount, a portion of which is accreted into income over the expected remaining life of the security. The majority of the income from this strategy is earned from the accretion of this accretable discount.
We have engaged a third party manager who specializes in RMBS to execute the trading of RMBS, the cost of which was $0.2 million for both the three months ended September 30, 2023 and 2022, and $0.6 million and $0.8 million for the nine months ended September 30, 2023 and 2022, respectively, recorded as management fees in the accompanying condensed consolidated statements of operations.
The following table presents the gross unrealized losses and estimated fair value of any available-for-sale securities that were in an unrealized loss position as of September 30, 2023 and December 31, 2022, and for which an allowance for credit losses has not been recorded (amounts in thousands):

	Estimated Fair Value		Unrealized Losses
	Securities with a loss less than 12 months	Securities with a loss greater than 12 months	Securities with a loss less than 12 months	Securities with a loss greater than 12 months
As of September 30, 2023
RMBS	$11,098	$6,077	$(1,626)	$(1,442)
As of December 31, 2022
RMBS	$6,961	$1,889	$(502)	$(308)
As of September 30, 2023 and December 31, 2022, there were fourteen securities and ten securities, respectively, with unrealized losses reflected in the table above. After evaluating the securities, we concluded that the unrealized losses reflected above were noncredit-related and would be recovered from the securities’ estimated future cash flows. We considered a number of factors in reaching this conclusion, including that we did not intend to sell the securities, it was not considered more likely than not that we would be forced to sell the securities prior to recovering our amortized cost, and there were no material credit events that would have caused us to otherwise conclude that we would not recover our cost. Credit losses, if any, are calculated by comparing (i) the estimated future cash flows of each security discounted at the yield determined as of the initial acquisition date or, if since revised, as of the last date previously revised, to (ii) our net amortized cost basis. Significant judgment is used in projecting cash flows for our non-agency RMBS. As a result, actual income and/or credit losses could be materially different from what is currently projected and/or reported.

CMBS and RMBS, Fair Value Option
As discussed in the “Fair Value Option” section of Note 2 herein, we elect the fair value option for certain CMBS and RMBS in an effort to eliminate accounting mismatches resulting from the current or potential consolidation of securitization VIEs. As of September 30, 2023, the fair value and unpaid principal balance of CMBS where we have elected the fair value option, excluding the notional value of interest-only securities and before consolidation of securitization VIEs, were $1.2 billion and $2.8 billion, respectively. As of September 30, 2023, the fair value and unpaid principal balance of RMBS where we have elected the fair value option, excluding the notional value of interest-only securities and before consolidation of securitization VIEs, were $451.2 million and $326.3 million, respectively. The $1.7 billion total fair value balance of CMBS and RMBS represents our economic interests in these assets. However, as a result of our consolidation of securitization VIEs, the vast majority of this fair value (all except $18.7 million at September 30, 2023) is eliminated against VIE liabilities before arriving at our GAAP balance for fair value option investment securities.
As of September 30, 2023, $102.9 million of our CMBS were variable rate and none of our RMBS were variable rate.
HTM Debt Securities, Amortized Cost
The table below summarizes our investments in HTM debt securities as of September 30, 2023 and December 31, 2022 (amounts in thousands):

	Amortized Cost Basis	Credit Loss Allowance	Net Carrying Amount	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
September 30, 2023
CMBS	$569,867	$(492)	$569,375	$79	$(28,474)	$540,980
Preferred interests	5,411	(2,420)	2,991	125	(1,170)	1,946
Infrastructure bonds	29,664	(10,082)	19,582	33	(18)	19,597
Total	$604,942	$(12,994)	$591,948	$237	$(29,662)	$562,523

December 31, 2022
CMBS	$577,681	$(172)	$577,509	$30	$(30,424)	$547,115
Preferred interests	29,757	—	29,757	125	(4,863)	25,019
Infrastructure bonds	69,214	(3,010)	66,204	47	(1,110)	65,141
Total	$676,652	$(3,182)	$673,470	$202	$(36,397)	$637,275
The following table presents the activity in our credit loss allowance for HTM debt securities (amounts in thousands):

	CMBS	Preferred Interests	Infrastructure Bonds	Total HTM Credit Loss Allowance
Nine Months Ended September 30, 2023
Credit loss allowance at December 31, 2022	$172	$—	$3,010	$3,182
Credit loss provision, net	320	2,420	7,072	9,812
Credit loss allowance at September 30, 2023	$492	$2,420	$10,082	$12,994
During the nine months ended September 30, 2023, we provided an additional $7.2 million specific credit loss allowance, bringing the total to $10.0 million, on a $19.2 million infrastructure bond that is collateralized by a first priority lien on a coal-fired power plant in Mississippi. It was deemed credit deteriorated when we acquired the Infrastructure Lending Segment in 2018. It has been placed on nonaccrual under the cost recovery method due to a forbearance and restructuring plan agreed between the lenders and borrower that was necessitated by operating shortfalls at the plant.

The table below summarizes the maturities of our HTM debt securities by type as of September 30, 2023 (amounts in thousands):

	CMBS	Preferred Interests	Infrastructure Bonds	Total
Less than one year	$96,520	$—	$—	$96,520
One to three years	428,684	2,991	332	432,007
Three to five years	44,171	—	10,136	54,307
Thereafter	—	—	9,114	9,114
Total	$569,375	$2,991	$19,582	$591,948
Equity Security, Fair Value
During 2012, we acquired 9,140,000 ordinary shares from a related-party in Starwood European Real Estate Finance Limited (“SEREF”), a debt fund that is externally managed by an affiliate of our Manager and is listed on the London Stock Exchange. During the three and nine months ended September 30, 2023, 672,166 and 895,182 shares were redeemed by SEREF, for proceeds of $0.9 million and $1.2 million, respectively, leaving 8,244,818 held as of September 30, 2023. The fair value of the investment remeasured in USD was $8.8 million and $9.8 million as of September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023, our shares represent an approximate 2% interest in SEREF.
6. Properties
Our properties are held within the following portfolios:
Medical Office Portfolio
The Medical Office Portfolio is comprised of 34 medical office buildings acquired during the year ended December 31, 2016. These properties, which collectively comprise 1.9 million square feet, are geographically dispersed throughout the U.S. and primarily affiliated with major hospitals or located on or adjacent to major hospital campuses. The Medical Office Portfolio includes total gross properties and lease intangibles of $776.4 million and debt of $597.9 million as of September 30, 2023.
Master Lease Portfolio
The Master Lease Portfolio is comprised of 16 retail properties geographically dispersed throughout the U.S., with more than 50% of the portfolio, by carrying value, located in Florida, Texas and Minnesota. These properties, which we acquired in September 2017, collectively comprise 1.9 million square feet and were leased back to the seller under corporate guaranteed master net lease agreements with initial terms of 24.6 years and periodic rent escalations. The Master Lease Portfolio includes total gross properties of $343.8 million and debt of $193.6 million as of September 30, 2023.
Investing and Servicing Segment Property Portfolio
The REIS Equity Portfolio is comprised of 7 commercial real estate properties which were acquired from CMBS trusts over time. The REIS Equity Portfolio includes total gross properties and lease intangibles of $142.9 million and debt of $93.1 million as of September 30, 2023.
Commercial and Residential Lending Segment Property Portfolio
The Commercial and Residential Lending Segment Portfolio represents properties acquired through loan foreclosure or exercise of control over a mezzanine loan borrower’s pledged equity interests. This portfolio includes total gross properties and lease intangibles of $494.4 million and debt of $204.4 million as of September 30, 2023.
Woodstar Portfolios
Refer to Note 7 for a discussion of our Woodstar I and Woodstar II Portfolios which are not included in the table below.

The table below summarizes our properties held as of September 30, 2023 and December 31, 2022 (dollars in thousands):

	Depreciable Life	September 30, 2023	December 31, 2022
Property Segment
Land and land improvements	0 - 15 years	$176,140	$176,029
Buildings and building improvements	0 - 45 years	864,314	856,411
Furniture & fixtures	3 - 5 years	606	446
Investing and Servicing Segment
Land and land improvements	0 - 15 years	27,334	34,613
Buildings and building improvements	3 - 40 years	89,434	122,384
Furniture & fixtures	2 - 5 years	2,858	3,207
Commercial and Residential Lending Segment
Land and land improvements	N/A	95,603	99,043
Buildings and building improvements	0 - 50 years	113,467	79,661
Construction in progress	N/A	266,833	287,701
Properties, cost		1,636,589	1,659,495
Less: accumulated depreciation		(230,798)	(209,509)
Properties, net		$1,405,791	$1,449,986

During the nine months ended September 30, 2023, we recognized a $23.8 million property impairment loss within other loss, net in our condensed consolidated statement of operations. The loss related to a vacant building in California which had been acquired by our Commercial and Residential Lending Segment through a loan foreclosure in December 2022. Management continues to evaluate a variety of potential sale and redevelopment opportunities related to the property. Given the current range of these potential outcomes, we determined that our basis may not be fully recoverable. The estimated fair value of the property was based on a third party appraisal obtained earlier this year.

During the three months ended September 30, 2023, we sold two operating properties for $34.6 million within the REIS Equity Portfolio. In connection with these sales, we recognized a total gain of $10.6 million within gain on sale of investments and other assets in our condensed consolidated statement of operations. During the nine months ended September 30, 2023 we sold three operating properties within the REIS Equity Portfolio for $50.9 million. In connection with these sales, we recognized a total gain of $15.4 million within gain on sale of investments and other assets in our condensed consolidated statement of operations. During the three months ended September 30, 2022, we sold an operating property for $19.5 million. In connection with this sale, we recognized a total gain of $13.7 million within gain on sale of investments and other assets in our condensed consolidated statement of operations. During the nine months ended September 30, 2022, we sold two operating properties within the REIS Equity Portfolio for $54.0 million and recognized a total gain of $25.4 million within gain on sale of investments and other assets in our condensed consolidated statement of operations, of which $0.6 million was attributable to non-controlling interests.

During the nine months ended September 30, 2023, we sold four units in a residential conversion project in New York for $12.1 million within the Commercial and Residential Lending Segment (three of which were sold during the three months ended September 30, 2023 for $9.1 million). In connection with these sales, there was no gain or loss recognized in our condensed consolidated statements of operations. During the nine months ended September 30, 2022, we sold an operating property within the Commercial and Residential Lending Segment for $114.8 million and recognized a gain of $86.6 million within gain on sale of investments and other assets in our condensed consolidated statement of operations. Refer to Note 3 for further discussion.

7. Investments of Consolidated Affordable Housing Fund
As discussed in Note 2, we established the Woodstar Fund effective November 5, 2021, an investment fund which holds our Woodstar multifamily affordable housing portfolios. The Woodstar portfolios consist of the following:

Woodstar I Portfolio
The Woodstar I Portfolio is comprised of 32 affordable housing communities with 8,948 units concentrated primarily in the Tampa, Orlando and West Palm Beach metropolitan areas. During the year ended December 31, 2015, we acquired 18 of the 32 affordable housing communities of the Woodstar I Portfolio, with the final 14 communities acquired during the year ended December 31, 2016. The Woodstar I Portfolio includes properties at fair value of $1.8 billion and debt at fair value of $728.8 million as of September 30, 2023.
Woodstar II Portfolio
The Woodstar II Portfolio is comprised of 27 affordable housing communities with 6,109 units concentrated primarily in Central and South Florida. We acquired eight of the 27 affordable housing communities in December 2017, with the final 19 communities acquired during the year ended December 31, 2018. The Woodstar II Portfolio includes properties at fair value of $1.4 billion and debt at fair value of $475.6 million as of September 30, 2023.
Income from the Woodstar Fund’s investments reflects the following components for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Distributions from affordable housing fund investments	$14,709	$7,112	$35,514	$29,777
Unrealized change in fair value of investments (1)	2,199	110,415	218,182	628,956
Income from affordable housing fund investments	$16,908	$117,527	$253,696	$658,733
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

8. Investments in Unconsolidated Entities
The table below summarizes our investments in unconsolidated entities as of September 30, 2023 and December 31, 2022 (dollars in thousands):

	Participation / Ownership % (1)	Carrying value as of
		September 30, 2023	December 31, 2022
Equity method investments:
Equity interest in two natural gas power plants	10% - 12%	$47,763	$46,618
Investor entity which owns equity in an online real estate company	50%	5,495	5,457
Equity interest in a residential mortgage originator (2)	N/A	—	1,449
Various	20% - 50%	16,796	15,377
		70,054	68,901
Other equity investments:
Equity interest in a servicing and advisory business	2%	12,955	12,955
Investment funds which own equity in a loan servicer and other real estate assets	4% - 6%	940	940
Investor entities which own equity interests in two entertainment and retail centers (3)	15%	6,201	7,322
Various	1% - 3%	1,774	1,774
		21,870	22,991
		$91,924	$91,892
______________________________________________________________________________________________________________________
(1)None of these investments are publicly traded and therefore quoted market prices are not available.
(2)In January 2023, we sold our ownership interest to an unaffiliated third party.
(3)In March 2021, we obtained equity interests in two investor entities that own interests in two entertainment and retail centers in satisfaction of $7.3 million principal amount of a commercial loan. The interests were obtained in order to facilitate repayment of a portion of that loan for which these interests represented underlying collateral. The interests are entitled to preferred treatment in the distribution waterfall and are intended to repay us the $7.3 million principal amount of the loan plus interest. During the nine months ended September 30, 2023, we received a $1.1 million distribution from an investor entity which was considered a return of capital and reduced the carrying value of that investment. See further discussion in Notes 4 and 24.
There were no differences between the carrying value of our equity method investments and the underlying equity in the net assets of the investees as of September 30, 2023.
During the three and nine months ended September 30, 2023, we did not become aware of (i) any observable price changes in our other equity investments accounted for under the fair value practicability election or (ii) any indicators of impairment.

9. Goodwill and Intangibles
Goodwill
Goodwill is tested for impairment annually in the fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
Infrastructure Lending Segment
The Infrastructure Lending Segment’s goodwill of $119.4 million at both September 30, 2023 and December 31, 2022 represents the excess of consideration transferred over the fair value of net assets acquired on September 19, 2018 and October 15, 2018. The goodwill recognized is attributable to value embedded in the acquired Infrastructure Lending Segment’s lending platform.
LNR Property LLC (“LNR”)
The Investing and Servicing Segment’s goodwill of $140.4 million at both September 30, 2023 and December 31, 2022 represents the excess of consideration transferred over the fair value of net assets of LNR acquired on April 19, 2013. The goodwill recognized is attributable to value embedded in LNR’s existing platform, which includes a network of commercial real estate asset managers, work-out specialists, underwriters and administrative support professionals as well as proprietary historical performance data on commercial real estate assets.
Intangible Assets
Servicing Rights Intangibles
In connection with the LNR acquisition, we identified domestic servicing rights that existed at the purchase date, based upon the expected future cash flows of the associated servicing contracts. As of September 30, 2023 and December 31, 2022, the balance of the domestic servicing intangible was net of $36.0 million and $39.1 million, respectively, which was eliminated in consolidation pursuant to ASC 810 against VIE assets in connection with our consolidation of securitization VIEs. Before VIE consolidation, as of September 30, 2023 and December 31, 2022, the domestic servicing intangible had a balance of $54.2 million and $56.8 million, respectively, which represents our economic interest in this asset.
Lease Intangibles
In connection with our acquisitions of commercial real estate, we recognized in-place lease intangible assets and favorable lease intangible assets associated with certain non-cancelable operating leases of the acquired properties.
The following table summarizes our intangible assets, which are comprised of servicing rights intangibles and lease intangibles, as of September 30, 2023 and December 31, 2022 (amounts in thousands):

	As of September 30, 2023			As of December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Domestic servicing rights, at fair value	$18,188	$—	$18,188	$17,790	$—	$17,790
In-place lease intangible assets	97,913	(67,548)	30,365	98,622	(64,246)	34,376
Favorable lease intangible assets	28,859	(11,423)	17,436	26,649	(10,042)	16,607
Total net intangible assets	$144,960	$(78,971)	$65,989	$143,061	$(74,288)	$68,773

The following table summarizes the activity within intangible assets for the nine months ended September 30, 2023 (amounts in thousands):

	Domestic Servicing Rights	In-place Lease Intangible Assets	Favorable Lease Intangible Assets	Total
Balance as of January 1, 2023	$17,790	$34,376	$16,607	$68,773
Acquisition (1)	—	2,061	2,280	4,341
Amortization	—	(5,221)	(1,451)	(6,672)
Sales	—	(851)	—	(851)
Changes in fair value due to changes in inputs and assumptions	398	—	—	398
Balance as of September 30, 2023	$18,188	$30,365	$17,436	$65,989
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
The following table sets forth the estimated aggregate amortization of our in-place lease intangible assets and favorable lease intangible assets for the next five years and thereafter (amounts in thousands):

2023 (remainder of)	$2,071
2024	7,241
2025	6,136
2026	4,610
2027	4,116
Thereafter	23,627
Total	$47,801

10. Secured Borrowings
Secured Financing Agreements
The following table is a summary of our secured financing agreements in place as of September 30, 2023 and December 31, 2022 (dollars in thousands):

											Outstanding Balance at
	Current Maturity		Extended Maturity (a)		Weighted Average Pricing		Pledged Asset Carrying Value		Maximum Facility Size		September 30, 2023		December 31, 2022
Repurchase Agreements:
Commercial Loans	Oct 2023 to Jun 2028	(b)	Oct 2025 to Dec 2030	(b)	Index + 2.02%	(c)	$10,197,141		$12,039,568	(d)	$6,768,758		$7,746,867
Residential Loans	Dec 2023 to Sep 2025		Mar 2024 to Sep 2025		SOFR + 1.97%		2,509,325		3,200,000		2,321,057		1,912,774
Infrastructure Loans	Sep 2024		Sep 2026		SOFR + 2.07%		397,130		650,000		333,119		290,431
Conduit Loans	Dec 2023 to Jun 2026		Dec 2024 to Jun 2027		SOFR + 2.07%		68,058		388,937		53,059		8,423
CMBS/RMBS	Jun 2024 to Apr 2032	(e)	Sep 2024 to Oct 2032	(e)	(f)		1,481,324		1,061,603		757,089	(g)	840,625
Total Repurchase Agreements							14,652,978		17,340,108		10,233,082		10,799,120
Other Secured Financing:
Borrowing Base Facility	Nov 2024		Oct 2026		SOFR + 2.11%		47,724		750,000	(h)	3,920		—
Commercial Financing Facilities	Dec 2023 to Aug 2028		Jul 2025 to Dec 2030		Index + 2.16%		502,694		553,319	(i)	355,962		311,825
Residential Financing Facility	N/A		N/A		N/A		—		—		—		244,418
Infrastructure Financing Facilities	Jun 2025 to Oct 2025		Jun 2027 to Jul 2032		Index + 2.14%		857,350		1,550,000		608,847		765,265
Property Mortgages - Fixed rate	Oct 2025 to Oct 2027	(j)	N/A		4.40%		326,161		224,898		224,898		261,100
Property Mortgages - Variable rate	Nov 2024 to Dec 2027		N/A		(k)		965,870		849,328		846,946		847,633
Term Loans and Revolver	(l)		N/A		(l)		N/A	(l)	1,520,275		1,370,275		1,380,766
Total Other Secured Financing							2,699,799		5,447,820		3,410,848		3,811,007
							$17,352,777		$22,787,928		13,643,930		14,610,127
Unamortized net discount											(26,039)		(30,320)
Unamortized deferred financing costs											(60,010)		(78,275)
											$13,557,881		$14,501,532
______________________________________________________________________________________________________________________
(a)Subject to certain conditions as defined in the respective facility agreement.
(b)For certain facilities, borrowings collateralized by loans existing at maturity may remain outstanding until such loan collateral matures, subject to certain specified conditions.
(c)Certain facilities with an outstanding balance of $2.7 billion as of September 30, 2023 are indexed to EURIBOR, BBSY, SARON and SONIA. The remainder are indexed to SOFR.
(d)Certain facilities with an aggregate initial maximum facility size of $11.9 billion may be increased to $12.0 billion, subject to certain conditions. The $12.0 billion amount includes such upsizes.
(e)Certain facilities with an outstanding balance of $348.0 million as of September 30, 2023 carry a rolling 11-month or 12-month term which may reset monthly or quarterly with the lender’s consent. These facilities carry no maximum facility size.
(f)A facility with an outstanding balance of $259.5 million as of September 30, 2023 has a weighted average fixed annual interest rate of 3.27%. All other facilities are variable rate with a weighted average rate of SOFR + 2.21%.
(g)Includes: (i) $259.5 million outstanding on a repurchase facility that is not subject to margin calls; and (ii) $40.6 million outstanding on one of our repurchase facilities that represents the 49% pro rata share owed by a non-controlling partner in a consolidated joint venture (see Note 15).
(h)The maximum facility size as of September 30, 2023 of $450.0 million may be increased to $750.0 million, subject to certain conditions.
(i)Certain facilities with an aggregate initial maximum facility size of $453.3 million may be increased to $553.3 million, subject to certain conditions. The $553.3 million amount includes such upsizes.
(j)The weighted average maturity is 3.8 years as of September 30, 2023.
(k)Includes a $600.0 million first mortgage and mezzanine loan secured by our Medical Office Portfolio. This debt has a weighted average interest rate of SOFR + 2.07% that we swapped to a fixed rate of 3.34%. The remainder have a weighted average rate of SOFR + 3.36%.

(l)Consists of: (i) a $774.8 million term loan facility that matures in July 2026, of which $384.0 million has an annual interest rate of SOFR + 2.60% and $390.8 million has an annual interest rate of SOFR + 3.35%, subject to a 0.75% SOFR floor, (ii) a $150.0 million revolving credit facility that matures in April 2026 with an annual interest rate of SOFR + 2.60% and (iii) a $595.5 million term loan facility that matures in November 2027, with an annual interest rate of SOFR + 3.25%, subject to a 0.50% SOFR floor. These facilities are secured by the equity interests in certain of our subsidiaries which totaled $5.7 billion as of September 30, 2023.

The above table no longer reflects property mortgages of the Woodstar Portfolios which, as discussed in Notes 2 and 7, are now reflected within “Investments of consolidated affordable housing fund” on our condensed consolidated balance sheets.
During the nine months ended September 30, 2023, we entered into Residential Loans facilities of $1.8 billion and amended or terminated several Residential Loans facilities, resulting in an aggregate net downsize of $337.9 million. The weighted average spread on the new facilities was 39 bps lower than the facilities that were repaid.

During the nine months ended September 30, 2023, we entered into a commercial credit facility of $63.4 million. In addition, we amended several Commercial Loans facilities resulting in an aggregate upsize of $200.0 million.

In the normal course of business, the Company is in discussions with its lenders to extend, amend or replace any financing facilities which contain near term expirations.

Our secured financing agreements contain certain financial tests and covenants. As of September 30, 2023, we were in compliance with all such covenants.

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
For the three and nine months ended September 30, 2023, approximately $10.3 million and $31.1 million, respectively, of amortization of deferred financing costs from secured financing agreements was included in interest expense on our condensed consolidated statements of operations. For the three and nine months ended September 30, 2022, approximately $9.5 million and $28.3 million, respectively, of amortization of deferred financing costs from secured financing agreements was included in interest expense on our condensed consolidated statements of operations.

As of September 30, 2023, Morgan Stanley Bank, N.A., Wells Fargo Bank, N.A., and Goldman Sachs Bank USA held collateral sold under certain of our repurchase agreements with carrying values that exceeded the respective repurchase obligations by $775.9 million, $733.0 million, and $702.9 million, respectively. The weighted average extended maturity of those repurchase agreements is 3.1 years, 7.0 years, and 3.5 years, respectively.

Collateralized Loan Obligations and Single Asset Securitization

Commercial and Residential Lending Segment

In February 2022, we refinanced a pool of our commercial loans held-for-investment through a CLO, STWD 2022-FL3. On the closing date, the CLO issued $1.0 billion of notes and preferred shares, of which $842.5 million of notes were purchased by third party investors. We retained $82.5 million of notes along with preferred shares with a liquidation preference of $75.0 million. The CLO contains a reinvestment feature that, subject to certain eligibility criteria, allows us to contribute new loans or participation interests in loans to the CLO for a period of two years. During the nine months ended September 30, 2023, we utilized the reinvestment feature, contributing $50.2 million of additional interests into the CLO.

In July 2021, we contributed into a single asset securitization, STWD 2021-HTS, a previously originated $230.0 million first mortgage and mezzanine loan on a portfolio of 41 extended stay hotels with $210.1 million of third party financing.

In May 2021, we refinanced a pool of our commercial loans held-for-investment through a CLO, STWD 2021-FL2. On the closing date, the CLO issued $1.3 billion of notes and preferred shares, of which $1.1 billion of notes were purchased by third party investors. We retained $70.1 million of notes, along with preferred shares with a liquidation preference of $127.5 million. The CLO contains a reinvestment feature that, subject to certain eligibility criteria, allows us to contribute new loans or participation interests in loans to the CLO in exchange for cash. During the nine months ended September 30, 2023, we utilized the reinvestment feature, contributing $93.7 million of additional interests into the CLO.

In August 2019, we refinanced a pool of our commercial loans held-for-investment through a CLO, STWD 2019-FL1. On the closing date, the CLO issued $1.1 billion of notes and preferred shares, of which $936.4 million of notes were purchased by third party investors. We retained $86.6 million of notes, along with preferred shares with a liquidation preference of $77.0 million. The CLO contains a reinvestment feature that, subject to certain eligibility criteria, allowed us to contribute new loans or participation interests in loans to the CLO in exchange for cash. The reinvestment period expired during 2022 and during the nine months ended September 30, 2023, we repaid CLO debt in the amount of $161.2 million.

Infrastructure Lending Segment

In January 2022, we refinanced a pool of our infrastructure loans held-for-investment through a CLO, STWD 2021-SIF2. On the closing date, the CLO issued $500.0 million of notes and preferred shares, of which $410.0 million of notes were purchased by third party investors. We retained preferred shares with a liquidation preference of $90.0 million. The CLO contains a reinvestment feature that, subject to certain eligibility criteria, allows us to contribute new loans or participation interests in loans to the CLO for a period of three years. During the nine months ended September 30, 2023, we utilized the reinvestment feature, contributing $154.4 million of additional interests into the CLO.

In April 2021, we refinanced a pool of our infrastructure loans held-for-investment through a CLO, STWD 2021-SIF1. On the closing date, the CLO issued $500.0 million of notes and preferred shares, of which $410.0 million of notes were purchased by third party investors. We retained preferred shares with a liquidation preference of $90.0 million. The CLO contains a reinvestment feature that, subject to certain eligibility criteria, allows us to contribute new loans or participation interests in loans to the CLO for a period of three years. During the nine months ended September 30, 2023, we utilized the reinvestment feature, contributing $159.1 million of additional interests into the CLO.

The following table is a summary of our CLOs and our SASB as of September 30, 2023 and December 31, 2022 (amounts in thousands):

September 30, 2023	Count	Face Amount	Carrying Value	Weighted Average Spread		Maturity
STWD 2022-FL3
Collateral assets	50	$999,998	$1,009,424	SOFR + 3.53%	(a)	April 2026	(b)
Financing	1	842,500	840,414	SOFR + 1.93%	(c)	November 2038	(d)
STWD 2021-HTS
Collateral assets	1	230,000	231,293	SOFR + 3.87%	(a)	April 2026	(b)
Financing	1	210,091	209,639	SOFR + 2.75%	(c)	April 2034	(d)
STWD 2021-FL2
Collateral assets	36	1,275,042	1,288,073	Index + 3.94%	(a)	November 2025	(b)
Financing	1	1,077,375	1,074,437	SOFR + 1.85%	(c)	April 2038	(d)
STWD 2019-FL1
Collateral assets	14	737,444	747,484	Index + 3.49%	(a)	April 2025	(b)
Financing	1	578,016	578,016	SOFR + 1.64%	(c)	July 2038	(d)
STWD 2021-SIF2
Collateral assets	30	498,888	513,296	SOFR + 3.87%	(a)	January 2028	(b)
Financing	1	410,000	407,940	SOFR + 2.11%	(c)	January 2033	(d)
STWD 2021-SIF1
Collateral assets	31	499,203	513,618	SOFR + 3.98%	(a)	August 2027	(b)
Financing	1	410,000	407,828	SOFR + 2.22%	(c)	April 2032	(d)
Total
Collateral assets		$4,240,575	$4,303,188
Financing		$3,527,982	$3,518,274

December 31, 2022	Count	Face Amount	Carrying Value	Weighted Average Spread		Maturity
STWD 2022-FL3
Collateral assets	51	$1,000,000	$1,010,051	Index + 3.52%	(a)	February 2026	(b)
Financing	1	842,500	842,374	SOFR + 1.93%	(c)	November 2038	(d)
STWD 2021-HTS
Collateral assets	1	230,000	231,186	LIBOR + 3.85%	(a)	April 2026	(b)
Financing	1	210,091	208,961	LIBOR + 2.71%	(c)	April 2034	(d)
STWD 2021-FL2
Collateral assets	36	1,277,474	1,284,240	Index + 4.04%	(a)	June 2025	(b)
Financing	1	1,077,375	1,072,403	LIBOR + 1.80%	(c)	April 2038	(d)
STWD 2019-FL1
Collateral assets	16	902,799	906,409	Index + 3.67%	(a)	December 2024	(b)
Financing	1	739,174	738,473	SOFR + 1.64%	(c)	July 2038	(d)
STWD 2021-SIF2
Collateral assets	31	495,587	510,730	Index + 3.73%	(a)	February 2027	(b)
Financing	1	410,000	407,260	SOFR + 2.11%	(c)	January 2033	(d)
STWD 2021-SIF1
Collateral assets	31	495,781	511,471	Index + 3.76%	(a)	November 2026	(b)
Financing	1	410,000	406,753	LIBOR + 2.15%	(c)	April 2032	(d)
Total
Collateral assets		$4,401,641	$4,454,087
Financing		$3,689,140	$3,676,224
______________________________________________________________________________________________________________________________
(a)Represents the weighted-average coupon earned on variable rate loans during the respective year-to-date period. Of the loans financed by the STWD 2021-FL2 CLO as of September 30, 2023, 6% earned fixed-rate weighted average interest of 7.40%. Of the investments financed by the STWD 2021-SIF1 CLO as of September 30, 2023, 2% earned fixed-rate weighted average interest of 5.70%.
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

We incurred $37.9 million of issuance costs in connection with the CLOs and SASB, which are amortized on an effective yield basis over the estimated life of the CLOs and SASB. For the three and nine months ended September 30, 2023, approximately $2.0 million and $6.7 million, respectively, of amortization of deferred financing costs was included in interest expense on our condensed consolidated statements of operations. For the three and nine months ended September 30, 2022, approximately $2.7 million and $7.8 million, respectively, of amortization of deferred financing costs was included in interest expense on our condensed consolidated statements of operations. As of September 30, 2023 and December 31, 2022, our unamortized issuance costs were $11.5 million and $18.2 million, respectively.
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

	Repurchase Agreements	Other Secured Financing	CLOs and SASB (a)	Total
2023 (remainder of)	$284,742	$6,137	$212,438	$503,317
2024	2,025,069	628,757	301,307	2,955,133
2025	2,073,125	291,132	1,015,613	3,379,870
2026	2,146,190	871,513	1,679,387	4,697,090
2027	3,283,708	1,426,009	123,920	4,833,637
Thereafter	420,248	187,300	195,317	802,865
Total	$10,233,082	$3,410,848	$3,527,982	$17,171,912
______________________________________________________________________________________________________________________
(a)For the CLOs, the above does not assume utilization of their reinvestment features. The SASB does not have a reinvestment feature.

11. Unsecured Senior Notes
The following table is a summary of our unsecured senior notes outstanding as of September 30, 2023 and December 31, 2022 (dollars in thousands):

	Coupon Rate		Effective Rate (1)	Maturity Date	Remaining Period of Amortization	Carrying Value at
						September 30, 2023	December 31, 2022
2023 Convertible Notes	4.38%		4.57%	4/1/2023	0.0 years	—	250,000
2027 Convertible Notes	6.75%		7.48%	7/15/2027	3.8 years	380,750	—
2023 Senior Notes	5.50%		5.71%	11/1/2023	0.1 years	300,000	300,000
2024 Senior Notes	3.75%		3.94%	12/31/2024	1.3 years	400,000	400,000
2025 Senior Notes	4.75%	(2)	5.04%	3/15/2025	1.5 years	500,000	500,000
2026 Senior Notes	3.63%		3.77%	7/15/2026	2.8 years	400,000	400,000
2027 Senior Notes	4.38%	(3)	4.49%	1/15/2027	3.3 years	500,000	500,000
Total principal amount						2,480,750	2,350,000
Unamortized discount—Convertible Notes						(9,085)	(118)
Unamortized discount—Senior Notes						(6,276)	(9,051)
Unamortized deferred financing costs						(8,806)	(11,620)
Total carrying amount						$2,456,583	$2,329,211
______________________________________________________________________________________________________________________
(1)Effective rate includes the effects of underwriter purchase discount.
(2)The coupon on the 2025 Senior Notes is 4.75%.  At closing, we swapped $470.0 million of the notes to a floating rate of LIBOR + 2.53%, which was converted to SOFR + 2.53% effective July 2023.
(3)The coupon on the 2027 Senior Notes is 4.375%.  At closing, we swapped the notes to a floating rate of SOFR + 2.95%.
Our unsecured senior notes contain certain financial tests and covenants. As of September 30, 2023, we were in compliance with all such covenants.
Convertible Notes
In July 2023, we issued $380.8 million of 6.750% Convertible Senior Notes due 2027 (the "2027 Convertible Notes") for net proceeds of $371.2 million. The notes mature on July 15, 2027.
In March 2017, we issued $250.0 million of 4.375% Convertible Senior Notes due 2023 (the “2023 Convertible Notes”). The entire $250.0 million principal balance of the 2023 Convertible Notes matured and was repaid in cash on April 1, 2023.
We recognized interest expense of $6.7 million and $9.7 million during the three and nine months ended September 30, 2023 from our Convertible Notes. We recognized interest expense of $2.9 million and $8.7 million during the three and nine months ended September 30, 2022 from our Convertible Notes.

The following table details the conversion attributes of our Convertible Notes outstanding as of September 30, 2023 (amounts in thousands, except rates):

	September 30, 2023
	Conversion	Conversion
	Rate (1)	Price (2)
2027 Convertible Notes	48.1783	$20.76

(1)    The conversion rate represents the number of shares of common stock issuable per $1,000 principal amount of 2027
Convertible Notes converted, as adjusted in accordance with the indenture governing the 2027 Convertible Notes
(including the applicable supplemental indenture).

(2)    As of September 30, 2023, the market price of the Company's common stock was $19.35.

The if-converted value of the 2027 Convertible Notes was less than their principal amount by $25.8 million at September 30, 2023 as the closing market price of the Company’s common stock of $19.35 was less than the implicit conversion price of $20.76 per share. The if-converted value of the principal amount of the 2027 Convertible Notes was $355.0 million as of September 30, 2023. As of September 30, 2023, the net carrying amount and fair value of the 2027 Convertible Notes was $371.0 million and $359.7 million, respectively.

Upon conversion of the 2027 Convertible Notes, settlement may be made in common stock, cash, or a combination of both, at the option of the Company.

Conditions for Conversion

Prior to January 15, 2027, the 2027 Convertible Notes will be convertible only upon satisfaction of one or more of the following conditions: (1) the closing market price of the Company’s common stock is at least 110% of the conversion price of the 2027 Convertible Notes for at least 20 out of 30 trading days prior to the end of the preceding fiscal quarter, (2) the trading price of the 2027 Convertible Notes is less than 98% of the product of (i) the conversion rate and (ii) the closing price of the Company’s common stock during any five consecutive trading day period, (3) the Company issues certain equity instruments at less than the 10-day average closing market price of its common stock or the per-share value of certain distributions exceeds the market price of the Company’s common stock by more than 10% or (4) certain other specified corporate events (significant consolidation, sale, merger, share exchange, fundamental change, etc.) occur.

On or after January 15, 2027, holders of the 2027 Convertible Notes may convert each of their notes at the applicable conversion rate at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date.

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
The following summarizes the face amount and proceeds of commercial and residential loans securitized for the three and nine months ended September 30, 2023 and 2022 (amounts in thousands):

	Commercial Loans		Residential Loans
	Face Amount	Proceeds	Face Amount	Proceeds
For the Three Months Ended September 30,
2023	$119,764	$123,633	$—	$—
2022	33,000	30,957	—	—
For the Nine Months Ended September 30,
2023	$292,651	$294,951	$—	$—
2022	1,038,889	1,022,754	1,905,829	1,913,459
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

	Loan Transfers Accounted for as Sales
	Commercial Loans		Residential Loans
For the Three Months Ended September 30,	Face amount (1)	Proceeds (1)	Face Amount	Proceeds
2023	$42,496	$42,370	$—	$—
2022	63,656	64,539	1,152	1,141
For the Nine Months Ended September 30,
2023	$95,496	$95,282	$—	$—
2022	70,636	71,008	1,057,013	1,056,683
______________________________________________________________________________________________________________________
(1)During the three and nine months ended September 30, 2023, we sold $42.5 million and $95.5 million, respectively, of mezzanine loans at par less costs to sell. During the three and nine months ended September 30, 2022, we sold $63.7 million of whole loan interests for proceeds of $64.5 million. During the nine months ended September 30, 2022, we also sold $7.0 million of senior interests in first mortgage loans for proceeds of $6.5 million.

During the three and nine months ended September 30, 2023, there were no gains or losses recognized by the Commercial and Residential Lending Segment on sales of commercial loans. During the three and nine months ended September 30, 2022, losses recognized by the Commercial and Residential Lending Segment on sales of commercial loans were $0.3 million and $0.1 million, respectively.
Infrastructure Loan Sales
There were no sales of loans by the Infrastructure Lending Segment during both the three and nine months ended September 30, 2023 and 2022.
13. Derivatives and Hedging Activity
Risk Management Objective of Using Derivatives
We are exposed to certain risks arising from both our business operations and economic conditions. Refer to Note 14 to the consolidated financial statements included in our Form 10-K for further discussion of our risk management objectives and policies.
Designated Hedges
The Company does not generally elect to apply the hedge accounting designation to its hedging instruments. As of September 30, 2023 and December 31, 2022, the Company did not have any designated hedges.
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
The following table summarizes our non-designated derivatives as of September 30, 2023 (notional amounts in thousands):

Type of Derivative	Number of Contracts	Aggregate Notional Amount	Notional Currency	Maturity
Fx contracts – Buy Euros (“EUR”)	11	45,627	EUR	October 2023 - April 2026
Fx contracts – Buy Pounds Sterling (“GBP”)	18	122,142	GBP	October 2023 - January 2027
Fx contracts – Buy Australian dollar (“AUD”)	5	379,571	AUD	October 2024 - January 2026
Fx contracts – Sell EUR	194	824,687	EUR	October 2023 - February 2027
Fx contracts – Sell GBP	205	648,549	GBP	October 2023 - April 2027
Fx contracts – Sell AUD	110	1,070,581	AUD	October 2023 - October 2026
Fx contracts – Sell Swiss Franc (“CHF”)	73	20,891	CHF	November 2023 - November 2025
Interest rate swaps – Paying fixed rates	56	4,385,516	USD	April 2024 - September 2033
Interest rate swaps – Receiving fixed rates	2	970,000	USD	March 2025 - January 2027
Interest rate caps	4	624,666	USD	November 2023 - April 2025
Interest rate caps	1	61,000	GBP	April 2024
Credit instruments	3	49,000	USD	September 2058 - August 2061
Interest rate swap guarantees	1	102,331	USD	June 2025
Total	683

The table below presents the fair value of our derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022 (amounts in thousands):

	Fair Value of Derivatives in an Asset Position (1) as of		Fair Value of Derivatives in a Liability Position (2) as of
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Interest rate contracts	$12,070	$10,756	$69,756	$69,776
Foreign exchange contracts	119,908	97,289	15,901	21,628
Credit instruments	1,038	576	—	—
Total derivatives	$133,016	$108,621	$85,657	$91,404
___________________________________________________
(1)Classified as derivative assets in our condensed consolidated balance sheets.
(2)Classified as derivative liabilities in our condensed consolidated balance sheets.
The table below presents the effect of our derivative financial instruments on the condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022 (amounts in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income for the Three Months Ended September 30,		Amount of Gain (Loss) Recognized in Income for the Nine Months Ended September 30,
		2023	2022	2023	2022
Interest rate contracts	Gain on derivative financial instruments, net	$46,255	$78,508	$99,788	$218,698
Interest rate swap guarantees	Gain on derivative financial instruments, net	—	—	—	260
Foreign exchange contracts	Gain on derivative financial instruments, net	48,549	127,358	18,412	242,042
Credit instruments	Gain on derivative financial instruments, net	79	204	231	921
		$94,883	$206,070	$118,431	$461,921
14. Offsetting Assets and Liabilities
The following tables present the potential effects of netting arrangements on our financial position for financial assets and liabilities within the scope of ASC 210-20, Balance Sheet—Offsetting, which for us are derivative assets and liabilities as well as repurchase agreement liabilities (amounts in thousands):

		(ii) Gross Amounts Offset in the Statement of Financial Position	(iii) = (i) - (ii) Net Amounts Presented in the Statement of Financial Position	(iv) Gross Amounts Not Offset in the Statement of Financial Position
	(i) Gross Amounts Recognized			Financial Instruments	Cash Collateral Received / Pledged	(v) = (iii) - (iv) Net Amount
As of September 30, 2023
Derivative assets	$133,016	$—	$133,016	$82,124	$—	$50,892
Derivative liabilities	$85,657	$—	$85,657	$82,124	$3,533	$—
Repurchase agreements	10,233,082	—	10,233,082	10,233,082	—	—
	$10,318,739	$—	$10,318,739	$10,315,206	$3,533	$—
As of December 31, 2022
Derivative assets	$108,621	$—	$108,621	$69,221	$—	$39,400
Derivative liabilities	$91,404	$—	$91,404	$69,221	$22,183	$—
Repurchase agreements	10,799,120	—	10,799,120	10,799,120	—	—
	$10,890,524	$—	$10,890,524	$10,868,341	$22,183	$—

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
The following table details the assets and liabilities of our consolidated CLOs and SASB as of September 30, 2023 and December 31, 2022 (amounts in thousands):

	September 30, 2023	December 31, 2022
Assets:
Cash and cash equivalents	$34,825	$31,611
Loans held-for-investment	4,223,445	4,365,791
Investment securities	10,487	36,466
Accrued interest receivable	25,894	20,088
Other assets	8,537	131
Total Assets	$4,303,188	$4,454,087
Liabilities
Accounts payable, accrued expenses and other liabilities	$20,382	$17,737
Collateralized loan obligations and single asset securitization, net	3,518,274	3,676,224
Total Liabilities	$3,538,656	$3,693,961
Assets held by the CLOs and SASB are restricted and can be used only to settle obligations of the CLOs and SASB, including the subordinate interests owned by us. The liabilities of the CLOs and SASB are non-recourse to us and can only be satisfied from the assets of the CLOs and SASB.
We also hold controlling interests in other non-securitization entities that are considered VIEs. The Woodstar Fund, Woodstar Feeder Fund, L.P. and one of the Woodstar Fund’s indirect investees, SPT Dolphin Intermediate LLC (“SPT Dolphin”), the entity which holds the Woodstar II Portfolio, are each VIEs because the third party interest holders do not carry kick-out rights or substantive participating rights. We were deemed to be the primary beneficiary of those VIEs because we possess both the power to direct the activities of the VIEs that most significantly impact their economic performance and a significant economic interest in each entity. The Woodstar Fund had total assets of $2.0 billion, including its indirect investment in SPT Dolphin, and no significant liabilities as of September 30, 2023. As of September 30, 2023, Woodstar Feeder Fund, L.P. and its consolidated subsidiary which is also considered a VIE, Woodstar Feeder REIT, LLC, had a $0.6 billion investment in the Woodstar Fund, had no significant liabilities and had temporary equity of $0.4 billion consisting of the contingently redeemable non-controlling interests of the third party investors (see Note 17).
We also hold a 51% controlling interest in a joint venture (the “CMBS JV”) within our Investing and Servicing Segment, which is considered a VIE because the third party interest holder does not carry kick-out rights or substantive participating rights. We are deemed the primary beneficiary of the CMBS JV. This VIE had total assets of $341.3 million and liabilities of $83.9 million as of September 30, 2023. Refer to Note 17 for further discussion.
In addition to the above non-securitization entities, we have smaller VIEs with total assets of $74.8 million and liabilities of $34.8 million as of September 30, 2023.
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
As noted above, we are not obligated to provide, nor have we provided, any financial support for any of our securitization VIEs, whether or not we are deemed to be the primary beneficiary. As such, the risk associated with our involvement in these VIEs is limited to the carrying value of our investment in the entity. As of September 30, 2023, our maximum risk of loss related to securitization VIEs in which we were not the primary beneficiary was $18.7 million on a fair value basis.
As of September 30, 2023, the securitization VIEs which we do not consolidate had debt obligations to beneficial interest holders with unpaid principal balances, excluding the notional value of interest-only securities, of $4.5 billion. The corresponding assets are comprised primarily of commercial mortgage loans with unpaid principal balances corresponding to the amounts of the outstanding debt obligations.
We also hold passive non-controlling interests in certain unconsolidated entities that are considered VIEs. We are not the primary beneficiaries of these VIEs as we do not possess the power to direct the activities of the VIEs that most significantly impact their economic performance and therefore report our interests, which totaled $0.9 million as of September 30, 2023, within investments in unconsolidated entities on our consolidated balance sheet. Our maximum risk of loss is limited to our carrying value of the investments.
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
Base Management Fee. For the three months ended September 30, 2023 and 2022, approximately $21.8 million and $21.7 million, respectively, was incurred for base management fees. For the nine months ended September 30, 2023 and 2022, approximately $65.5 million and $64.9 million, respectively, was incurred for base management fees. As of both September 30, 2023 and December 31, 2022, there were $21.8 million of unpaid base management fees included in related-party payable in our condensed consolidated balance sheets.

Incentive Fee. There were no incentive fees incurred during the three months ended September 30, 2023. For the three months ended September 30, 2022, $0.9 million was incurred for incentive fees. For the nine months ended September 30, 2023 and 2022, approximately $16.2 million and $35.1 million, respectively, was incurred for incentive fees. As of December 31, 2022, there were $14.5 million of unpaid incentive fees included in related-party payable in our condensed consolidated balance sheets. There were no unpaid incentive fees as of September 30, 2023.
Expense Reimbursement. For the three months ended September 30, 2023 and 2022, approximately $2.4 million and $2.8 million, respectively, was incurred for executive compensation and other reimbursable expenses and recognized within general and administrative expenses in our condensed consolidated statements of operations. For the nine months ended September 30, 2023 and 2022, approximately $6.0 million and $6.4 million, respectively, was incurred for executive compensation and other reimbursable expenses and recognized within general and administrative expenses in our condensed consolidated statements of operations. As of September 30, 2023 and December 31, 2022, there were $2.5 million and $4.9 million, respectively, of unpaid reimbursable executive compensation and other expenses included in related-party payable in our condensed consolidated balance sheets.
Equity Awards. In certain instances, we issue RSAs to certain employees of affiliates of our Manager who perform services for us. There were no RSAs granted during the three months ended September 30, 2023 and 2022. Expenses related to the vesting of awards to employees of affiliates of our Manager were $2.2 million and $1.9 million during the three months ended September 30, 2023 and 2022, respectively, and are reflected in general and administrative expenses in our condensed consolidated statements of operations. During the nine months ended September 30, 2023 and 2022, we granted 226,955 and 200,972 RSAs, respectively, at grant date fair values of $4.3 million and $4.8 million, respectively. Expenses related to the vesting of awards to employees of affiliates of our Manager were $6.5 million and $6.8 million during the nine months ended September 30, 2023 and 2022, respectively. These shares generally vest over a three-year period. Compensation expense related to the ESPP (refer to Note 17) for employees of affiliates of our Manager were not material during the three and nine months ended September 30, 2023 and 2022, and are reflected in general and administrative expenses in our condensed consolidated statements of operations.
Manager Equity Plan
In April 2022, the Company’s shareholders approved the Starwood Property Trust, Inc. 2022 Manager Equity Plan (the “2022 Manager Equity Plan”) which replaces the Starwood Property Trust, Inc. 2017 Manager Equity Plan (the “2017 Manager Equity Plan”). In November 2022, we granted 1,500,000 RSUs to our Manager under the 2022 Manager Equity Plan. In November 2020, we granted 1,800,000 RSUs to our Manager under the 2017 Manager Equity Plan. In September 2019, we granted 1,200,000 RSUs to our Manager under the 2017 Manager Equity Plan. In connection with these grants and prior similar grants, we recognized share-based compensation expense of $5.1 million and $4.5 million within management fees in our condensed consolidated statements of operations for the three months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023 and 2022, we recognized $15.4 million and $13.5 million, respectively, related to these awards. Refer to Note 17 for further discussion.
Investments in Loans and Securities
In March 2022, we originated a new loan on the development and recapitalization of luxury rental cabins with a total commitment of $200.0 million, of which $148.6 million was outstanding as of September 30, 2023. The loan bears interest at SOFR + 6.50% plus fees and has a term of 24 months with three one-year extension options. Certain members of our executive team and board of directors own equity interests in the borrower. In July 2023, we agreed to a 10-month 300 bps interest payment deferral, which during the three months ended September 30, 2023 amounted to $1.1 million.
In August 2023, the Company received a $29.4 million final repayment on a $339.2 million first mortgage and mezzanine loan that was originated in August 2017 related to an office campus located in Irvine, California. An affiliate of our Manager has a non-controlling equity interest in the borrower.
In December 2012, the Company acquired 9,140,000 ordinary shares in SEREF, a debt fund that is externally managed by an affiliate of our Manager and is listed on the London Stock Exchange, for approximately $14.7 million, which equated to approximately 4% ownership of SEREF. During the three and nine months ended September 30, 2023, 672,166 and 895,182 shares were redeemed by SEREF, for proceeds of $0.9 million and $1.2 million, respectively, leaving 8,244,818 held as of September 30, 2023. As of September 30, 2023, our shares represent an approximate 2% interest in SEREF. Refer to Note 5 for additional details.

Lease Arrangements
In March 2020, we entered into an office lease agreement with an entity which is controlled by our Chairman and CEO through majority equity ownership of the entity. The leased premises serve as our new Miami Beach office following the expiration of our former lease in Miami Beach. The lease, as amended in September 2022, is for 64,424 square feet of office space, commenced July 1, 2022 and has an initial term of 15 years from the monthly lease payment commencement date of November 1, 2022. The lease payments are based on an annual base rate of $52.00 per square foot that increases by 3% each anniversary following commencement, plus our pro rata share of building operating expenses. Prior to the execution of this lease, we engaged an independent third party leasing firm and external counsel to advise the independent directors of our board of directors on market terms for the lease.  The terms of the lease and subsequent amendment were approved by our independent directors. In April 2020, we provided a $1.9 million cash security deposit to the landlord. During the three and nine months ended September 30, 2023, we made payments to the landlord under the terms of the lease of $1.1 million and $4.0 million, respectively, for rent, parking and our pro rata share of building operating expenses. During three and nine months ended September 30, 2023, we also paid $0.5 million and $0.8 million, respectively, for reimbursements relating to tenant improvements. During the three and nine months ended September 30, 2023, we recognized $2.1 million and $5.4 million, respectively, of expenses with respect to this lease within general and administrative expenses in our condensed consolidated statements of operations. During the three and nine months ended September 30, 2022, we paid $1.0 million and $2.9 million, respectively, for reimbursements relating to tenant improvements. During both the three and nine months ended September 30, 2022, we recognized $1.0 million of expenses with respect to this lease within general and administrative expenses in our consolidated statements of operations.
Other Related-Party Arrangements
Highmark Residential (“Highmark”), an affiliate of our Manager, provides property management services for properties within our Woodstar I and Woodstar II Portfolios. Fees paid to Highmark are calculated as a percentage of gross receipts and are at market terms. During the three months ended September 30, 2023 and 2022, property management fees to Highmark of $1.5 million and $1.4 million, respectively, were recognized within our Woodstar Portfolios. During the nine months ended September 30, 2023 and 2022, property management fees to Highmark were $4.4 million and $4.1 million, respectively.

Refer to Note 17 to the consolidated financial statements included in our Form 10-K for further discussion of related-party agreements.
17. Stockholders’ Equity and Non-Controlling Interests
During the nine months ended September 30, 2023, our board of directors declared the following dividends:

Declaration Date	Record Date	Ex-Dividend Date	Payment Date	Amount	Frequency
9/15/23	9/30/23	9/29/23	10/16/23	$0.48	Quarterly
6/15/23	6/30/23	6/29/23	7/17/23	0.48	Quarterly
3/16/23	3/31/23	3/30/23	4/14/23	0.48	Quarterly
ATM Agreement
In May 2022, we entered into a Starwood Property Trust, Inc. Common Stock Sales Agreement (the “ATM Agreement”) with a syndicate of financial institutions to sell shares of the Company’s common stock of up to $500.0 million from time to time, through an “at the market” equity offering program. Sales of shares under the ATM Agreement are made by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale or at negotiated prices. The ATM Agreement replaces a similar agreement previously entered into in May 2014 with a financial institution. There were no shares issued under the ATM Agreement during the three and nine months ended September 30, 2023. During the nine months ended September 30, 2022, we issued 1,415,564 shares of common stock under the ATM Agreement for gross proceeds of $33.3 million at an average share price of $23.54 and paid related commission costs of $0.7 million.
Dividend Reinvestment and Direct Stock Purchase Plan
During the nine months ended September 30, 2023 and 2022, shares issued under the Starwood Property Trust, Inc. Dividend Reinvestment and Direct Stock Purchase Plan (the “DRIP Plan”) were not material.

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
During the three months ended September 30, 2023, 21,088 shares of common stock were purchased by participants at a weighted average discounted purchase price of $16.51. During the nine months ended September 30, 2023, 110,112 shares of common stock were purchased by participants at a weighted average discounted purchase price of $15.17 per share. During the three and nine months ended September 30, 2022, 34,625 shares of common stock were purchased by participants at a weighted average discounted purchase price of $18.04 per share. During the three and nine months ended September 30, 2023, the Company recognized $0.1 million and $0.4 million, respectively, of compensation expense related to its ESPP based on the estimated fair value of the discounted purchase options granted to the participants as of the beginning of the quarterly offering period determined using the Black-Scholes option pricing model. During the three and nine months ended September 30, 2022, the Company recognized $0.1 million of compensation expense related to its ESPP.
As of September 30, 2023, there were 1.8 million shares of common stock available for future issuance through the ESPP.

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
The table below summarizes our share awards granted or vested under the 2017 and 2022 Manager Equity Plans during the nine months ended September 30, 2023 and 2022 (dollar amounts in thousands):

Grant Date	Type	Amount Granted	Grant Date Fair Value	Vesting Period
November 2022	RSU	1,500,000	$31,605	3 years
November 2020	RSU	1,800,000	$30,078	3 years
September 2019	RSU	1,200,000	29,484	(1)
______________________________________________________________________________________________________________________
(1)Of the amount granted, 218,898 vested immediately on the grant date and the remaining amount vests over a three-year period.
Schedule of Non-Vested Shares and Share Equivalents (1)

	Equity Plan	Manager Equity Plan	Total	Weighted Average Grant Date Fair Value (per share)
Balance as of January 1, 2023	2,513,847	1,825,000	4,338,847	$20.65
Granted	914,694	—	914,694	18.93
Vested	(687,743)	(825,000)	(1,512,743)	18.35
Forfeited	(169,070)	—	(169,070)	22.76
Balance as of September 30, 2023	2,571,728	1,000,000	3,571,728	21.08
(1)    Equity-based award activity for awards granted under the 2017 and 2022 Equity Plans is reflected within the Equity Plan column, and for awards granted under the 2017 and 2022 Manager Equity Plans, within the Manager Equity Plan column.
As of September 30, 2023, there were 16.5 million shares of common stock available for future grants under the 2022 Manager Equity Plan and the 2022 Equity Plan.

Non-Controlling Interests in Consolidated Subsidiaries
As discussed in Note 2, on November 5, 2021 we sold a 20.6% non-controlling interest in the Woodstar Fund to third party investors for net cash proceeds of $214.2 million. Under the Woodstar Fund operating agreement, such interests are contingently redeemable by us, at the option of the interest holder, for cash at liquidation fair value if any assets remain upon termination of the Woodstar Fund. The Woodstar Fund operating agreement specifies an eight-year term with two one-year extension options, the first at our option and the second subject to consent of an advisory committee representing the non-controlling interest holders. Accordingly, these contingently redeemable non-controlling interests have been classified as “Temporary Equity” in our condensed consolidated balance sheets and represent the fair value of the Woodstar Fund’s net assets allocable to those interests. During the three and nine months ended September 30, 2023, net income attributable to these non-controlling interests was $3.1 million and $51.1 million, respectively. During the three and nine months ended September 30, 2022, net income attributable to these non-controlling interests was $23.8 million and $134.3 million, respectively.
In connection with our Woodstar II Portfolio acquisitions, we issued 10.2 million Class A Units in our subsidiary, SPT Dolphin, and rights to receive an additional 1.9 million Class A Units if certain contingent events occur. As of September 30, 2023, all of the 1.9 million contingent Class A Units were issued. The Class A Units are redeemable for consideration equal to the current share price of the Company’s common stock on a one-for-one basis, with the consideration paid in either cash or the Company’s common stock, at the determination of the Company. There were 9.8 million Class A Units outstanding as of September 30, 2023. The outstanding Class A Units are reflected as non-controlling interests in consolidated subsidiaries on our consolidated balance sheets, the balance of which was $208.5 million as of both September 30, 2023 and December 31, 2022.
To the extent SPT Dolphin has sufficient cash available, the Class A Units earn a preferred return indexed to the dividend rate of the Company’s common stock. Any distributions made pursuant to this waterfall are recognized within net income attributable to non-controlling interests in our condensed consolidated statements of operations. During the three and nine months ended September 30, 2023, we recognized net income attributable to non-controlling interests of $4.7 million and $14.1 million, respectively, associated with these Class A Units, the same as recognized during the three and nine months ended September 30, 2022.
As discussed in Note 15, we hold a 51% controlling interest in the CMBS JV within our Investing and Servicing Segment. Because the CMBS JV is deemed a VIE for which we are the primary beneficiary, the 49% interest of our joint venture partner is reflected as a non-controlling interest in consolidated subsidiaries on our condensed consolidated balance sheets, and any net income attributable to this 49% joint venture interest is reflected within net income attributable to non-controlling interests in our condensed consolidated statement of operations. The non-controlling interests in the CMBS JV were $135.6 million and $144.3 million as of September 30, 2023 and December 31, 2022, respectively. During the three and nine months ended September 30, 2023, net (loss) attributable to these non-controlling interests was $(4.5) million and $(1.6) million, respectively. During the three and nine months ended September 30, 2022, net (loss) income attributable to these non-controlling interests was $(0.4) million and $4.5 million, respectively.

18. Earnings per Share
The following table provides a reconciliation of net income and the number of shares of common stock used in the computation of basic EPS and diluted EPS (amounts in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Basic Earnings
Income attributable to STWD common stockholders	$47,435	$194,562	$268,252	$731,448
Less: Income attributable to participating shares not already deducted as non-controlling interests	(1,510)	(2,929)	(4,962)	(15,673)
Basic earnings	$45,925	$191,633	$263,290	$715,775

Diluted Earnings
Income attributable to STWD common stockholders	$47,435	$194,562	$268,252	$731,448
Less: Income attributable to participating shares not already deducted as non-controlling interests	(1,510)	(2,929)	(4,962)	(15,673)
Add: Interest expense on Convertible Notes	*	2,906	*	8,724
Add: Undistributed earnings to participating shares	—	1,818	—	11,629
Less: Undistributed earnings reallocated to participating shares	—	(1,763)	—	(11,280)
Diluted earnings	$45,925	$194,594	$263,290	$724,848

Number of Shares:
Basic — Average shares outstanding	310,268	306,704	309,471	304,908
Effect of dilutive securities — Convertible Notes	*	9,649	*	9,649
Effect of dilutive securities — Contingently issuable shares	—	23	—	23
Effect of dilutive securities — Unvested non-participating shares	298	199	267	161
Diluted — Average shares outstanding	310,566	316,575	309,738	314,741

Earnings Per Share Attributable to STWD Common Stockholders:
Basic	$0.15	$0.62	$0.85	$2.35
Diluted	$0.15	$0.61	$0.85	$2.30
___________________________________________________
*    Our Convertible Notes were not dilutive for the three and nine months ended September 30, 2023.
As of September 30, 2023 and 2022, participating shares of 12.9 million and 12.4 million, respectively, were excluded from the computation of diluted shares as their effect was already considered under the more dilutive two-class method used above. Such participating shares at both September 30, 2023 and 2022 included 9.8 million potential shares of our common stock issuable upon redemption of the Class A Units in SPT Dolphin, as discussed in Note 17.

19. Accumulated Other Comprehensive Income
The changes in AOCI by component are as follows (amounts in thousands):

Cumulative Unrealized Gain (Loss) on Available-for- Sale Securities
Three Months Ended September 30, 2023
Balance at July 1, 2023	$17,355
OCI before reclassifications	(3,286)
Amounts reclassified from AOCI	45
Net period OCI	(3,241)
Balance at September 30, 2023	$14,114
Three Months Ended September 30, 2022
Balance at July 1, 2022	$28,970
OCI before reclassifications	(6,194)
Amounts reclassified from AOCI	—
Net period OCI	(6,194)
Balance at September 30, 2022	$22,776
Nine Months Ended September 30, 2023
Balance at January 1, 2023	$20,955
OCI before reclassifications	(6,886)
Amounts reclassified from AOCI	45
Net period OCI	(6,841)
Balance at September 30, 2023	$14,114
Nine Months Ended September 30, 2022
Balance at January 1, 2022	$40,953
OCI before reclassifications	(18,177)
Amounts reclassified from AOCI	—
Net period OCI	(18,177)
Balance at September 30, 2022	$22,776

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

Internal valuations at interim quarter ends, including September 30, 2023, are prepared by management. The valuation of properties is based on a direct income capitalization approach, whereby a direct capitalization market rate is applied to annualized in-place net operating income at the portfolio level. The direct capitalization rate is initially calibrated to the implied rate from the latest appraisal and adjusted for subsequent changes in current market capitalization rates for sales of comparable multifamily properties. The valuations of secured financing agreements, working capital and interest rate derivatives are consistent with the methodologies described in the paragraph above.

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
The valuation of over the counter derivatives are determined using discounted cash flows based on Overnight Index Swap (“OIS”) rates. Fully collateralized trades are discounted using OIS with no additional economic adjustments to arrive at fair value. Uncollateralized or partially collateralized trades are also discounted at OIS, but include appropriate economic adjustments for funding costs (i.e., a LIBOR or SOFR OIS basis adjustment to approximate uncollateralized cost of funds) and credit risk. For credit instruments, fair value is determined based on changes in the relevant indices from the date of initiation of the instrument to the reporting date, as these changes determine the amount of any future cash settlement between us and the counterparty. These indices are considered Level II inputs as they are directly observable.
Although we have determined that the majority of the inputs used to value our derivatives fall within Level II of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level III inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of September 30, 2023 and December 31, 2022, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level II of the fair value hierarchy.
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

Fair Value Disclosures
The following tables present our financial assets and liabilities carried at fair value on a recurring basis in the consolidated balance sheets by their level in the fair value hierarchy as of September 30, 2023 and December 31, 2022 (amounts in thousands):

	September 30, 2023
	Total	Level I	Level II	Level III
Financial Assets:
Loans under fair value option	$2,602,265	$—	$—	$2,602,265
RMBS	102,076	—	—	102,076
CMBS	18,740	—	—	18,740
Equity security	8,829	8,829	—	—
Woodstar Fund investments	1,979,184	—	—	1,979,184
Domestic servicing rights	18,188	—	—	18,188
Derivative assets	133,016	—	133,016	—
VIE assets	44,668,904	—	—	44,668,904
Total	$49,531,202	$8,829	$133,016	$49,389,357
Financial Liabilities:
Derivative liabilities	$85,657	$—	$85,657	$—
VIE liabilities	42,997,104	—	37,628,700	5,368,404
Total	$43,082,761	$—	$37,714,357	$5,368,404

	December 31, 2022
	Total	Level I	Level II	Level III
Financial Assets:
Loans under fair value option	$2,784,594	$—	$—	$2,784,594
RMBS	113,386	—	—	113,386
CMBS	19,108	—	—	19,108
Equity security	9,840	9,840	—	—
Woodstar Fund investments	1,761,002	—	—	1,761,002
Domestic servicing rights	17,790	—	—	17,790
Derivative assets	108,621	—	108,621	—
VIE assets	52,453,041	—	—	52,453,041
Total	$57,267,382	$9,840	$108,621	$57,148,921
Financial Liabilities:
Derivative liabilities	$91,404	$—	$91,404	$—
VIE liabilities	50,754,355	—	45,248,412	5,505,943
Total	$50,845,759	$—	$45,339,816	$5,505,943

The changes in financial assets and liabilities classified as Level III are as follows for the three and nine months ended September 30, 2023 and 2022 (amounts in thousands):

Three Months Ended September 30, 2023	Loans at Fair Value	RMBS	CMBS	Woodstar Fund Investments	Domestic Servicing Rights	VIE Assets	VIE Liabilities	Total
July 1, 2023 balance	$2,673,220	$107,216	$18,603	$1,976,985	$18,256	$46,864,870	$(5,891,459)	$45,767,691
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	(66,806)	—	241	2,199	(68)	(2,195,966)	157,469	(2,102,931)
Net accretion	—	1,170	—	—	—	—	—	1,170
Included in OCI	—	(3,241)	—	—	—	—	—	(3,241)
Purchases / Originations	113,237	—	—	—	—	—	—	113,237
Sales	(63,857)	(601)	—	—	—	—	—	(64,458)
Cash repayments / receipts	(53,265)	(2,468)	(104)	—	—	—	(645)	(56,482)
Transfers into Level III	20	—	—	—	—	—	(488,071)	(488,051)
Transfers out of Level III	(284)	—	—	—	—	—	854,302	854,018
September 30, 2023 balance	$2,602,265	$102,076	$18,740	$1,979,184	$18,188	$44,668,904	$(5,368,404)	$44,020,953
Amount of unrealized gains (losses) attributable to assets still held at September 30, 2023:
Included in earnings	$(73,230)	$1,170	$241	$2,199	$(68)	$(2,195,966)	$157,469	$(2,108,185)
Included in OCI	$—	$(3,286)	$—	$—	$—	$—	$—	$(3,286)

Three Months Ended September 30, 2022	Loans at Fair Value	RMBS	CMBS	Woodstar Fund Investments	Domestic Servicing Rights	VIE Assets	VIE Liabilities	Total
July 1, 2022 balance	$2,197,501	$124,439	$20,965	$1,558,850	$17,499	$57,993,563	$(5,980,634)	$55,932,183
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	(87,474)	—	(84)	110,415	515	(3,778,193)	824,214	(2,930,607)
Net accretion	—	1,744	—	—	—	—	—	1,744
Included in OCI	—	(6,194)	—	—	—	—	—	(6,194)
Purchases / Originations	186,397	—	—	—	—	—	—	186,397
Sales	(1,266)	—	—	—	—	—	—	(1,266)
Cash repayments / receipts	(37,998)	(3,412)	(229)	—	—	—	(4,887)	(46,526)
Transfers into Level III	1,700	—	—	—	—	—	(573,303)	(571,603)
Transfers out of Level III	(70,389)	—	—	—	—	—	241,613	171,224
September 30, 2022 balance	$2,188,471	$116,577	$20,652	$1,669,265	$18,014	$54,215,370	$(5,492,997)	$52,735,352
Amount of unrealized gains (losses) attributable to assets still held at September 30, 2022:
Included in earnings	$(92,162)	$1,744	$(84)	$110,415	$515	$(3,778,193)	$824,214	$(2,933,551)
Included in OCI	$—	$(6,194)	$—	$—	$—	$—	$—	$(6,194)

Nine Months Ended September 30, 2023	Loans at Fair Value	RMBS	CMBS	Woodstar Fund Investments	Domestic Servicing Rights	VIE Assets	VIE Liabilities	Total
January 1, 2023 balance	$2,784,594	$113,386	$19,108	$1,761,002	$17,790	$52,453,041	$(5,505,943)	$51,642,978
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	(111,247)	—	317	218,182	398	(7,784,137)	462,074	(7,214,413)
Net accretion	—	3,583	—	—	—	—	—	3,583
Included in OCI	—	(6,841)	—	—	—	—	—	(6,841)
Purchases / Originations	362,688	—	—	—	—	—	—	362,688
Sales	(235,174)	(601)	—	—	—	—	—	(235,775)
Cash repayments / receipts	(137,916)	(7,451)	(685)	—	—	—	(12,295)	(158,347)
Transfers into Level III	26	—	—	—	—	—	(1,687,002)	(1,686,976)
Transfers out of Level III	(60,706)	—	—	—	—	—	1,374,762	1,314,056
September 30, 2023 balance	$2,602,265	$102,076	$18,740	$1,979,184	$18,188	$44,668,904	$(5,368,404)	$44,020,953
Amount of unrealized gains (losses) attributable to assets still held at September 30, 2023:
Included in earnings	$(133,679)	$3,552	$317	$218,182	$398	$(7,784,137)	$462,074	$(7,233,293)
Included in OCI	$—	$(6,875)	$—	$—	$—	$—	$—	$(6,875)

Nine Months Ended September 30, 2022	Loans at Fair Value	RMBS	CMBS	Woodstar Fund Investments	Domestic Servicing Rights	VIE Assets	VIE Liabilities	Total
January 1, 2022 balance	$2,936,025	$143,980	$22,244	$1,040,309	$16,780	$61,280,543	$(4,780,221)	$60,659,660
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	(326,737)	—	(1,441)	628,956	1,234	(10,696,486)	1,746,436	(8,648,038)
Net accretion	—	6,974	—	—	—	—	—	6,974
Included in OCI	—	(18,177)	—	—	—	—	—	(18,177)
Purchases / Originations	3,793,467	—	—	—	—	—	—	3,793,467
Sales	(3,588,953)	—	—	—	—	—	—	(3,588,953)
Cash repayments / receipts	(152,847)	(16,200)	(681)	—	—	—	(5,712)	(175,440)
Transfers into Level III	1,847	—	—	—	—	—	(1,203,420)	(1,201,573)
Transfers out of Level III	(474,331)	—	—	—	—	—	559,062	84,731
Consolidation of VIEs	—	—	—	—	—	4,361,325	(1,810,101)	2,551,224
Deconsolidation of VIEs	—	—	530	—	—	(730,012)	959	(728,523)
September 30, 2022 balance	$2,188,471	$116,577	$20,652	$1,669,265	$18,014	$54,215,370	$(5,492,997)	$52,735,352
Amount of unrealized gains (losses) attributable to assets still held at September 30, 2022:
Included in earnings	$(258,652)	$6,641	$(911)	$628,956	$1,234	$(10,696,486)	$1,746,436	$(8,572,782)
Included in OCI	$—	$(17,771)	$—	$—	$—	$—	$—	$(17,771)
Amounts were transferred from Level II to Level III due to a decrease in the observable relevant market activity and amounts were transferred from Level III to Level II due to an increase in the observable relevant market activity.
The following table presents the fair values of our financial instruments not carried at fair value on the consolidated balance sheets (amounts in thousands):

	September 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets not carried at fair value:
Loans	$17,234,205	$17,185,073	$18,401,439	$18,215,072
HTM debt securities	591,948	562,523	673,470	637,275
Financial liabilities not carried at fair value:
Secured financing agreements, CLOs and SASB	$17,076,155	$16,926,451	$18,177,756	$18,017,651
Unsecured senior notes	2,456,583	2,314,681	2,329,211	2,199,135

The following is quantitative information about significant unobservable inputs in our Level III measurements for those assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

	Carrying Value at September 30, 2023	Valuation Technique	Unobservable Input	Range (Weighted Average) as of (1)
				September 30, 2023	December 31, 2022
Loans under fair value option	$2,602,265	Discounted cash flow, market pricing	Coupon (d)	2.8% - 9.9% (4.6%)	2.8% - 9.3% (4.5%)
			Remaining contractual term (d)	4.5 - 38.8 years (27.1 years)	5.3 - 39.5 years (28.6 years)
			FICO score (a)	585 - 900 (749)	585 - 900 (749)
			LTV (b)	0% - 138% (66%)	4% - 92% (67%)
			Purchase price (d)	80.0% - 114.1% (101.3%)	80.0% - 108.6% (101.4%)
RMBS	102,076	Discounted cash flow	Constant prepayment rate (a)	2.7% - 10.0% (5.0%)	2.8% - 12.0% (5.5%)
			Constant default rate (b)	1.0% - 4.2% (1.8%)	1.1% - 4.4% (2.0%)
			Loss severity (b)	0% - 91% (20%) (f)	0% - 109% (24%) (f)
			Delinquency rate (c)	8% - 24% (14%)	6% - 29% (16%)
			Servicer advances (a)	27% - 78% (51%)	31% - 77.7% (53%)
			Annual coupon deterioration (b)	0% - 3.2% (0.1%)	0% - 2.6% (0.1%)
			Putback amount per projected total collateral loss (e)	0% - 8% (0.5%)	0% - 8% (0.5%)
CMBS	18,740	Discounted cash flow	Yield (b)	0% - 663.2% (10.7%)	0% - 117.5% (10.1%)
			Duration (c)	0 - 6.9 years (2.6 years)	0 - 7.7 years (3.0 years)
Woodstar Fund investments	1,979,184	Discounted cash flow	Discount rate - properties (b)	N/A	6.3% - 6.8% (6.5%)
			Discount rate - debt (a)	5.7% - 7.7% (6.3%)	5.6% - 6.7% (6.1%)
			Terminal capitalization rate (b)	N/A	5.0% - 5.5% (5.1%)
			Direct capitalization rate (b)	4.2% (4.2%)	4.2% (4.2%) (Implied)
Domestic servicing rights	18,188	Discounted cash flow	Debt yield (a)	8.50% (8.50%)	8.25% (8.25%)
			Discount rate (b)	15% (15%)	15% (15%)
VIE assets	44,668,904	Discounted cash flow	Yield (b)	0% - 420.1% (16.8%)	0% - 453.6% (15.3%)
			Duration (c)	0 - 10.2 years (2.4 years)	0 - 11.0 years (2.4 years)
VIE liabilities	5,368,404	Discounted cash flow	Yield (b)	0% - 420.1% (11.8%)	0% - 453.6% (10.4%)
			Duration (c)	0 - 10.2 years (2.1 years)	0 - 11.0 years (1.8 years)
______________________________________________________________________________________________________________________
(1)Unobservable inputs were weighted by the relative carrying value of the instruments as of September 30, 2023 and December 31, 2022.
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
(f)7% and 10% of the portfolio falls within a range of 45% - 80% as of September 30, 2023 and December 31, 2022, respectively.

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
Our TRSs engage in various real estate-related operations, including special servicing of commercial real estate, originating and securitizing mortgage loans, and investing in entities which engage in real estate-related operations. As of September 30, 2023 and December 31, 2022, approximately $3.1 billion and $3.2 billion, respectively, of assets were owned by TRS entities. Our TRSs are not consolidated for U.S. federal income tax purposes, but are instead taxed as corporations. For financial reporting purposes, a provision for current and deferred taxes is established for the portion of earnings recognized by us with respect to our interest in TRSs.
The following table is a reconciliation of our U.S. federal income tax provision determined using our statutory federal tax rate to our reported income tax (benefit) for the three and nine months ended September 30, 2023 and 2022 (dollars in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023		2022		2023		2022
Federal statutory tax rate	$8,395	21.0%	$36,768	21.0%	$66,049	21.0%	$176,580	21.0%
REIT and other non-taxable income	(17,486)	(43.7)%	(75,642)	(43.1)%	(81,262)	(25.8)%	(213,073)	(25.3)%
State income taxes	(2,987)	(7.5)%	(12,772)	(7.3)%	(4,999)	(1.6)%	(11,990)	(1.4)%
Federal benefit of state tax deduction	628	1.6%	2,682	1.5%	1,050	0.3%	2,518	0.3%
Intra-entity transfers	—	—%	—	—%	—	—%	(3,868)	(0.5)%
Other	51	0.1%	209	0.1%	165	0.1%	834	0.1%
Effective tax rate	$(11,399)	(28.5)%	$(48,755)	(27.8)%	$(18,997)	(6.0)%	$(48,999)	(5.8)%

For the three and nine months ended September 30, 2023 and 2022, we have utilized the discrete effective tax rate method, as allowed by ASC 740-270-30-18, “Income Taxes—Interim Reporting,” to calculate our interim income tax benefit. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year to date period as if it was the annual period and determines the income tax expense or benefit on that basis. We believe that due to market dislocation and volatility, particularly with respect to the Company's residential assets that are housed in TRSs, the use of the discrete method is more appropriate at this time than the annual effective tax rate method due to the high degree of uncertainty in estimating annual pretax earnings.
22. Commitments and Contingencies
As of September 30, 2023, our Commercial and Residential Lending Segment had future commercial loan funding commitments totaling $1.8 billion, of which we expect to fund $1.4 billion. These future funding commitments primarily relate to construction projects, capital improvements, tenant improvements and leasing commissions.
As of September 30, 2023, our Infrastructure Lending Segment had future infrastructure loan funding commitments totaling $167.3 million, including $121.1 million under revolvers and letters of credit (“LCs”), and $46.2 million under delayed draw term loans. As of September 30, 2023, $8.5 million of revolvers and LCs were outstanding.
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
The table below presents our results of operations for the three months ended September 30, 2023 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Revenues:
Interest income from loans	$397,045	$58,628	$—	$1,626	$—	$457,299	$—	$457,299
Interest income from investment securities	36,178	155	—	25,133	—	61,466	(41,333)	20,133
Servicing fees	147	—	—	11,228	—	11,375	(2,745)	8,630
Rental income	2,470	—	23,567	7,054	—	33,091	—	33,091
Other revenues	822	469	193	407	503	2,394	—	2,394
Total revenues	436,662	59,252	23,760	45,448	503	565,625	(44,078)	521,547
Costs and expenses:
Management fees	199	—	—	—	26,944	27,143	—	27,143
Interest expense	247,727	34,887	14,161	8,448	63,346	368,569	(212)	368,357
General and administrative	15,659	3,822	1,021	21,365	4,824	46,691	—	46,691
Acquisition and investment pursuit costs	207	4	—	—	—	211	—	211
Costs of rental operations	2,475	—	6,039	3,263	—	11,777	—	11,777
Depreciation and amortization	1,912	27	7,930	2,402	—	12,271	—	12,271
Credit loss provision, net	51,487	1,147	—	—	—	52,634	—	52,634
Other expense	516	—	—	—	—	516	—	516
Total costs and expenses	320,182	39,887	29,151	35,478	95,114	519,812	(212)	519,600
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	—	43,763	43,763
Change in fair value of servicing rights	—	—	—	(983)	—	(983)	915	(68)
Change in fair value of investment securities, net	21,456	—	—	(20,753)	—	703	(420)	283
Change in fair value of mortgage loans, net	(68,450)	—	—	1,644	—	(66,806)	—	(66,806)
Income from affordable housing fund investments	—	—	16,908	—	—	16,908	—	16,908
Earnings (loss) from unconsolidated entities	1,142	(2,459)	—	400	—	(917)	(392)	(1,309)
(Loss) gain on sale of investments and other assets, net	(52)	—	—	10,668	—	10,616	—	10,616
Gain (loss) on derivative financial instruments, net	99,735	98	557	4,116	(9,623)	94,883	—	94,883
Foreign currency (loss) gain, net	(56,309)	(382)	45	—	—	(56,646)	—	(56,646)
Loss on extinguishment of debt	(757)	—	—	(315)	—	(1,072)	—	(1,072)
Other (loss) income, net	(2,527)	(6)	—	12	—	(2,521)	—	(2,521)
Total other income (loss)	(5,762)	(2,749)	17,510	(5,211)	(9,623)	(5,835)	43,866	38,031
Income (loss) before income taxes	110,718	16,616	12,119	4,759	(104,234)	39,978	—	39,978
Income tax benefit	9,823	243	—	1,333	—	11,399	—	11,399
Net income (loss)	120,541	16,859	12,119	6,092	(104,234)	51,377	—	51,377
Net income attributable to non-controlling interests	(3)	—	(7,812)	3,873	—	(3,942)	—	(3,942)
Net income (loss) attributable to Starwood Property Trust, Inc.	$120,538	$16,859	$4,307	$9,965	$(104,234)	$47,435	$—	$47,435

The table below presents our results of operations for the three months ended September 30, 2022 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Revenues:
Interest income from loans	$284,197	$43,018	$—	$1,139	$—	$328,354	$—	$328,354
Interest income from investment securities	28,560	1,204	—	27,585	—	57,349	(38,330)	19,019
Servicing fees	142	—	—	11,830	—	11,972	(3,545)	8,427
Rental income	1,944	—	22,886	8,102	—	32,932	—	32,932
Other revenues	138	129	54	1,491	—	1,812	(3)	1,809
Total revenues	314,981	44,351	22,940	50,147	—	432,419	(41,878)	390,541
Costs and expenses:
Management fees	227	—	—	—	27,129	27,356	—	27,356
Interest expense	145,107	22,500	9,266	6,601	39,166	222,640	(217)	222,423
General and administrative	16,458	3,588	933	20,046	4,384	45,409	86	45,495
Acquisition and investment pursuit costs	1,164	2	—	47	—	1,213	—	1,213
Costs of rental operations	2,633	—	5,793	3,780	—	12,206	—	12,206
Depreciation and amortization	1,629	101	8,161	2,720	—	12,611	—	12,611
Credit loss provision, net	8,401	6,942	—	—	—	15,343	—	15,343
Total costs and expenses	175,619	33,133	24,153	33,194	70,679	336,778	(131)	336,647
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	—	37,146	37,146
Change in fair value of servicing rights	—	—	—	357	—	357	158	515
Change in fair value of investment securities, net	16,398	—	—	(21,412)	—	(5,014)	4,931	(83)
Change in fair value of mortgage loans, net	(90,159)	—	—	2,685	—	(87,474)	—	(87,474)
Income from affordable housing fund investments	—	—	117,527	—	—	117,527	—	117,527
(Loss) earnings from unconsolidated entities	(4,044)	1,892	—	602	—	(1,550)	(494)	(2,044)
(Loss) gain on sale of investments and other assets, net	(288)	—	—	13,741	—	13,453	—	13,453
Gain (loss) on derivative financial instruments, net	220,296	331	10,262	6,849	(31,668)	206,070	—	206,070
Foreign currency (loss) gain, net	(107,087)	(253)	22	—	—	(107,318)	—	(107,318)
Loss on extinguishment of debt	—	—	—	(212)	—	(212)	—	(212)
Other loss, net	(56,391)	—	—	—	—	(56,391)	—	(56,391)
Total other income (loss)	(21,275)	1,970	127,811	2,610	(31,668)	79,448	41,741	121,189
Income (loss) before income taxes	118,087	13,188	126,598	19,563	(102,347)	175,089	(6)	175,083
Income tax benefit (provision)	53,099	2	—	(4,346)	—	48,755	—	48,755
Net income (loss)	171,186	13,190	126,598	15,217	(102,347)	223,844	(6)	223,838
Net income attributable to non-controlling interests	(3)	—	(28,486)	(793)	—	(29,282)	6	(29,276)
Net income (loss) attributable to Starwood Property Trust, Inc.	$171,183	$13,190	$98,112	$14,424	$(102,347)	$194,562	$—	$194,562

The table below presents our results of operations for the nine months ended September 30, 2023 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Revenues:
Interest income from loans	$1,166,758	$172,969	$—	$4,329	$—	$1,344,056	$—	$1,344,056
Interest income from investment securities	102,462	1,658	—	69,521	—	173,641	(115,952)	57,689
Servicing fees	441	—	—	30,472	—	30,913	(8,685)	22,228
Rental income	6,410	—	70,587	20,690	—	97,687	—	97,687
Other revenues	2,007	995	494	1,302	1,172	5,970	—	5,970
Total revenues	1,278,078	175,622	71,081	126,314	1,172	1,652,267	(124,637)	1,527,630
Costs and expenses:
Management fees	629	—	—	—	97,032	97,661	—	97,661
Interest expense	724,452	103,188	40,229	24,752	175,002	1,067,623	(633)	1,066,990
General and administrative	42,117	11,520	2,966	62,052	13,300	131,955	—	131,955
Acquisition and investment pursuit costs	665	17	—	(57)	—	625	—	625
Costs of rental operations	7,505	—	17,034	10,371	—	34,910	—	34,910
Depreciation and amortization	5,262	84	24,061	7,603	—	37,010	—	37,010
Credit loss provision, net	200,439	17,314	—	—	—	217,753	—	217,753
Other expense	1,451	—	23	16	—	1,490	—	1,490
Total costs and expenses	982,520	132,123	84,313	104,737	285,334	1,589,027	(633)	1,588,394
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	—	139,024	139,024
Change in fair value of servicing rights	—	—	—	(2,684)	—	(2,684)	3,082	398
Change in fair value of investment securities, net	62,766	—	—	(46,213)	—	16,553	(16,200)	353
Change in fair value of mortgage loans, net	(125,390)	—	—	14,143	—	(111,247)	—	(111,247)
Income from affordable housing fund investments	—	—	253,696	—	—	253,696	—	253,696
Earnings (loss) from unconsolidated entities	3,563	1,324	—	8,393	—	13,280	(1,902)	11,378
(Loss) gain on sale of investments and other assets, net	(140)	—	—	15,626	—	15,486	—	15,486
Gain (loss) on derivative financial instruments, net	132,686	244	4,448	4,469	(23,416)	118,431	—	118,431
Foreign currency (loss) gain, net	(18,118)	(225)	50	—	—	(18,293)	—	(18,293)
Loss on extinguishment of debt	(1,822)	—	—	(434)	—	(2,256)	—	(2,256)
Other (loss) income, net	(31,693)	—	(5)	12	—	(31,686)	—	(31,686)
Total other income (loss)	21,852	1,343	258,189	(6,688)	(23,416)	251,280	124,004	375,284
Income (loss) before income taxes	317,410	44,842	244,957	14,889	(307,578)	314,520	—	314,520
Income tax benefit	15,981	581	—	2,435	—	18,997	—	18,997
Net income (loss)	333,391	45,423	244,957	17,324	(307,578)	333,517	—	333,517
Net income attributable to non-controlling interests	(10)	—	(65,149)	(106)	—	(65,265)	—	(65,265)
Net income (loss) attributable to Starwood Property Trust, Inc.	$333,381	$45,423	$179,808	$17,218	$(307,578)	$268,252	$—	$268,252

The table below presents our results of operations for the nine months ended September 30, 2022 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Revenues:
Interest income from loans	$714,222	$100,097	$—	$8,804	$—	$823,123	$—	$823,123
Interest income from investment securities	71,987	3,124	—	75,964	—	151,075	(102,767)	48,308
Servicing fees	420	—	—	41,517	—	41,937	(10,965)	30,972
Rental income	4,674	—	67,879	23,483	—	96,036	—	96,036
Other revenues	251	287	152	10,999	3	11,692	(12)	11,680
Total revenues	791,554	103,508	68,031	160,767	3	1,123,863	(113,744)	1,010,119
Costs and expenses:
Management fees	758	—	—	—	113,517	114,275	—	114,275
Interest expense	301,935	49,431	22,421	19,202	109,150	502,139	(647)	501,492
General and administrative	39,905	10,730	2,964	66,603	14,354	134,556	265	134,821
Acquisition and investment pursuit costs	2,401	3	7	(259)	—	2,152	—	2,152
Costs of rental operations	4,978	—	16,010	11,106	—	32,094	—	32,094
Depreciation and amortization	3,106	310	24,559	8,523	—	36,498	—	36,498
Credit loss provision, net	13,027	7,096	—	—	—	20,123	—	20,123
Other expense	1,251	—	55	7	—	1,313	—	1,313
Total costs and expenses	367,361	67,570	66,016	105,182	237,021	843,150	(382)	842,768
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	—	72,268	72,268
Change in fair value of servicing rights	—	—	—	683	—	683	551	1,234
Change in fair value of investment securities, net	(5,019)	—	—	(38,853)	—	(43,872)	42,189	(1,683)
Change in fair value of mortgage loans, net	(327,743)	—	—	1,006	—	(326,737)	—	(326,737)
Income from affordable housing fund investments	—	—	658,733	—	—	658,733	—	658,733
(Loss) earnings from unconsolidated entities	(2,598)	2,631	—	2,501	—	2,534	(1,623)	911
Gain on sale of investments and other assets, net	86,460	—	—	25,599	—	112,059	—	112,059
Gain (loss) on derivative financial instruments, net	465,831	1,228	33,162	43,719	(82,019)	461,921	—	461,921
Foreign currency (loss) gain, net	(212,672)	(570)	41	—	—	(213,201)	—	(213,201)
Loss on extinguishment of debt	(206)	(469)	—	(360)	—	(1,035)	—	(1,035)
Other (loss) income, net	(90,988)	—	—	—	—	(90,988)	25	(90,963)
Total other income (loss)	(86,935)	2,820	691,936	34,295	(82,019)	560,097	113,410	673,507
Income (loss) before income taxes	337,258	38,758	693,951	89,880	(319,037)	840,810	48	840,858
Income tax benefit (provision)	57,682	7	—	(8,690)	—	48,999	—	48,999
Net income (loss)	394,940	38,765	693,951	81,190	(319,037)	889,809	48	889,857
Net income attributable to non-controlling interests	(10)	—	(148,379)	(9,972)	—	(158,361)	(48)	(158,409)
Net income (loss) attributable to Starwood Property Trust, Inc.	$394,930	$38,765	$545,572	$71,218	$(319,037)	$731,448	$—	$731,448

The table below presents our consolidated balance sheet as of September 30, 2023 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Assets:
Cash and cash equivalents	$7,078	$35,247	$37,281	$9,840	$105,873	$195,319	$—	$195,319
Restricted cash	29,474	22,178	997	4,746	178,556	235,951	—	235,951
Loans held-for-investment, net	14,950,568	2,274,318	—	9,319	—	17,234,205	—	17,234,205
Loans held-for-sale	2,499,681	—	—	102,584	—	2,602,265	—	2,602,265
Investment securities	1,237,362	19,582	—	1,106,436	—	2,363,380	(1,641,787)	721,593
Properties, net	469,343	—	851,713	84,735	—	1,405,791	—	1,405,791
Investments of consolidated affordable housing fund	—	—	1,979,184	—	—	1,979,184	—	1,979,184
Investments in unconsolidated entities	25,207	48,224	—	33,050	—	106,481	(14,557)	91,924
Goodwill	—	119,409	—	140,437	—	259,846	—	259,846
Intangible assets	14,153	—	26,375	61,435	—	101,963	(35,974)	65,989
Derivative assets	123,662	134	2,640	6,580	—	133,016	—	133,016
Accrued interest receivable	160,815	9,574	1,298	1,770	88	173,545	(285)	173,260
Other assets	394,099	6,306	51,914	19,533	54,590	526,442	—	526,442
VIE assets, at fair value	—	—	—	—	—	—	44,668,904	44,668,904
Total Assets	$19,911,442	$2,534,972	$2,951,402	$1,580,465	$339,107	$27,317,388	$42,976,301	$70,293,689
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$266,031	$21,885	$12,724	$35,998	$71,077	$407,715	$—	$407,715
Related-party payable	—	—	—	—	24,282	24,282	—	24,282
Dividends payable	—	—	—	—	152,737	152,737	—	152,737
Derivative liabilities	15,901	—	—	—	69,756	85,657	—	85,657
Secured financing agreements, net	9,974,212	935,043	791,461	539,820	1,338,203	13,578,739	(20,858)	13,557,881
Collateralized loan obligations and single asset securitization, net	2,702,506	815,768	—	—	—	3,518,274	—	3,518,274
Unsecured senior notes, net	—	—	—	—	2,456,583	2,456,583	—	2,456,583
VIE liabilities, at fair value	—	—	—	—	—	—	42,997,104	42,997,104
Total Liabilities	12,958,650	1,772,696	804,185	575,818	4,112,638	20,223,987	42,976,246	63,200,233
Temporary Equity: Redeemable non-controlling interests	—	—	409,659	—	—	409,659	—	409,659
Permanent Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Common stock	—	—	—	—	3,205	3,205	—	3,205
Additional paid-in capital	1,522,081	616,063	(428,536)	(680,659)	4,827,013	5,855,962	—	5,855,962
Treasury stock	—	—	—	—	(138,022)	(138,022)	—	(138,022)
Retained earnings (accumulated deficit)	5,416,479	146,213	1,957,453	1,531,338	(8,465,727)	585,756	—	585,756
Accumulated other comprehensive income	14,114	—	—	—	—	14,114	—	14,114
Total Starwood Property Trust, Inc. Stockholders’ Equity	6,952,674	762,276	1,528,917	850,679	(3,773,531)	6,321,015	—	6,321,015
Non-controlling interests in consolidated subsidiaries	118	—	208,641	153,968	—	362,727	55	362,782
Total Permanent Equity	6,952,792	762,276	1,737,558	1,004,647	(3,773,531)	6,683,742	55	6,683,797
Total Liabilities and Equity	$19,911,442	$2,534,972	$2,951,402	$1,580,465	$339,107	$27,317,388	$42,976,301	$70,293,689

The table below presents our consolidated balance sheet as of December 31, 2022 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Assets:
Cash and cash equivalents	$68,593	$31,153	$31,194	$39,023	$91,098	$261,061	$—	$261,061
Restricted cash	18,556	31,133	981	5,259	65,143	121,072	—	121,072
Loans held-for-investment, net	16,038,930	2,352,932	—	9,577	—	18,401,439	—	18,401,439
Loans held-for-sale	2,763,458	—	—	21,136	—	2,784,594	—	2,784,594
Investment securities	1,250,893	66,204	—	1,165,628	—	2,482,725	(1,666,921)	815,804
Properties, net	463,492	—	864,778	121,716	—	1,449,986	—	1,449,986
Investments of consolidated affordable housing fund	—	—	1,761,002	—	—	1,761,002	—	1,761,002
Investments in unconsolidated entities	25,326	47,078	—	33,030	—	105,434	(13,542)	91,892
Goodwill	—	119,409	—	140,437	—	259,846	—	259,846
Intangible assets	11,908	—	29,613	66,310	—	107,831	(39,058)	68,773
Derivative assets	101,082	122	1,803	5,614	—	108,621	—	108,621
Accrued interest receivable	151,852	9,856	863	1,105	5,120	168,796	(275)	168,521
Other assets	170,177	3,614	54,313	12,929	56,444	297,477	—	297,477
VIE assets, at fair value	—	—	—	—	—	—	52,453,041	52,453,041
Total Assets	$21,064,267	$2,661,501	$2,744,547	$1,621,764	$217,805	$28,309,884	$50,733,245	$79,043,129
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$146,897	$20,656	$11,716	$46,377	$73,353	$298,999	$—	$298,999
Related-party payable	—	—	—	—	41,186	41,186	—	41,186
Dividends payable	—	—	—	—	151,511	151,511	—	151,511
Derivative liabilities	21,523	105	—	—	69,776	91,404	—	91,404
Secured financing agreements, net	10,804,970	1,042,679	789,719	543,256	1,342,074	14,522,698	(21,166)	14,501,532
Collateralized loan obligations and single asset securitization, net	2,862,211	814,013	—	—	—	3,676,224	—	3,676,224
Unsecured senior notes, net	—	—	—	—	2,329,211	2,329,211	—	2,329,211
VIE liabilities, at fair value	—	—	—	—	—	—	50,754,355	50,754,355
Total Liabilities	13,835,601	1,877,453	801,435	589,633	4,007,111	21,111,233	50,733,189	71,844,422
Temporary Equity: Redeemable non-controlling interests	—	—	362,790	—	—	362,790	—	362,790
Permanent Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Common stock	—	—	—	—	3,181	3,181	—	3,181
Additional paid-in capital	2,124,496	683,258	(405,955)	(646,662)	4,051,950	5,807,087	—	5,807,087
Treasury stock	—	—	—	—	(138,022)	(138,022)	—	(138,022)
Retained earnings (accumulated deficit)	5,083,100	100,790	1,777,643	1,514,119	(7,706,415)	769,237	—	769,237
Accumulated other comprehensive income	20,955	—	—	—	—	20,955	—	20,955
Total Starwood Property Trust, Inc. Stockholders’ Equity	7,228,551	784,048	1,371,688	867,457	(3,789,306)	6,462,438	—	6,462,438
Non-controlling interests in consolidated subsidiaries	115	—	208,634	164,674	—	373,423	56	373,479
Total Permanent Equity	7,228,666	784,048	1,580,322	1,032,131	(3,789,306)	6,835,861	56	6,835,917
Total Liabilities and Equity	$21,064,267	$2,661,501	$2,744,547	$1,621,764	$217,805	$28,309,884	$50,733,245	$79,043,129

24. Subsequent Events
Our significant events subsequent to September 30, 2023 were as follows:
New Jersey Retail and Entertainment Loan
During October 2023, we received distributions totaling $52.3 million from an unconsolidated investee that owns an equity interest in an entertainment and retail center. This equity interest was originally obtained in 2021 in order to facilitate repayment of a senior loan on a retail and entertainment project in New Jersey which had a balance of $220.1 million at September 30, 2023 prior to the receipt of these distributions. The loan has been on nonaccrual status since 2021. These distributions will reduce our carrying value of the loan and related equity interest.
2023 Senior Notes
On November 1, 2023, we repaid the entire $300.0 million of our 2023 Senior Notes upon maturity.

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

We have four reportable business segments as of September 30, 2023 and we refer to the investments within these segments as our target assets:
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
Economic Environment

The nine months ended September 30, 2023 have been characterized by continued volatility in global markets, driven by investor concerns over inflation, rising interest rates, slowing economic growth, and geopolitical uncertainty. Events affecting financial institutions have also contributed to volatility in global markets and resulted in diminished liquidity and credit availability in the market broadly.

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
Developments During the Third Quarter of 2023
Commercial and Residential Lending Segment
•Originated a $91.9 million first mortgage loan to refinance a portfolio of 6 assets primarily located in Dublin, Ireland, of which the Company funded $87.8 million.
•Funded $175.3 million of previously originated commercial loan commitments.
•Received gross proceeds of $719.3 million ($337.5 million, net of debt repayments) from maturities and principal repayments on our commercial loans and preferred interests.
•Sold a $42.5 million mezzanine loan on a residential asset in Hollywood, California at par.
•Sold three units in a residential conversion project in New York for $9.1 million.
•Entered into a commercial credit facility of $63.4 million.
•Entered into Residential Loans facilities of $1.8 billion and amended or terminated several Residential Loans facilities, resulting in an aggregate net downsize of $51.4 million.
Infrastructure Lending Segment
•Acquired $444.5 million of infrastructure loans and funded $8.2 million of pre-existing infrastructure loan commitments.
•Received proceeds of $265.4 million from principal repayments on our infrastructure loans and bonds.
Investing and Servicing
•Originated commercial conduit loans of $115.5 million.
•Received proceeds of $123.6 million from sales of previously originated commercial conduit loans.
•Obtained 4 new special servicing assignments for CMBS trusts with a total unpaid principal balance of $2.4 billion, while $3.0 billion matured and $0.2 billion transferred, bringing our total named special servicing portfolio to $101.1 billion.
•Sold two operating properties for gross proceeds of $34.6 million and recognized a gain of $10.6 million.
Corporate
•Issued $380.8 million of 6.750% Convertible Senior Notes due 2027 (the “2027 Convertible Notes”).

Developments During the Nine Months Ended September 30, 2023
Commercial and Residential Lending Segment
•Originated $442.0 million of commercial loans during the period, including the following:
◦Originated a $291.6 million first mortgage loan for the refinancing of a live events business located in the United Kingdom, of which the Company funded $272.1 million.
◦Originated a $91.9 million first mortgage loan to refinance a portfolio of 6 assets primarily located in Dublin, Ireland, of which the Company funded $87.8 million.
◦Originated a $58.5 million mezzanine loan for the acquisition and residential conversion of a property located in Hawaii, of which the Company funded $37.5 million.
•Funded $632.6 million of previously originated commercial loan commitments.
•Sold $95.5 million of mezzanine loans on a hospitality asset in Orlando, Florida and a residential asset in Hollywood, California at par.
•Sold four units in a residential conversion project in New York for $12.1 million.
•Received gross proceeds of $1.9 billion ($0.8 billion, net of debt repayments) from maturities and principal repayments on our commercial loans and preferred interests.
•Entered into a commercial credit facility of $63.4 million and amended several commercial credit facilities resulting in an aggregate net upsize of $200.0 million.
•Entered into Residential Loans facilities of $1.8 billion and amended or terminated several Residential Loans facilities, resulting in an aggregate net downsize of $337.9 million.
Infrastructure Lending Segment
•Acquired $684.8 million of infrastructure loans and funded $33.8 million of pre-existing infrastructure loan commitments.
•Received proceeds of $722.5 million from principal repayments on our infrastructure loans and bonds.
Investing and Servicing Segment
•Originated commercial conduit loans of $377.2 million.
•Received proceeds of $295.0 million from sales of previously originated commercial conduit loans.
•Obtained 8 new special servicing assignments for CMBS trusts with a total unpaid principal balance of $4.9 billion, while $9.5 billion matured and $3.1 billion transferred, bringing our total named special servicing portfolio to $101.1 billion.
•Sold three operating properties for gross proceeds of $50.9 million and recognized a total gain of $15.4 million.
•Received a distribution of $7.1 million from an unconsolidated investee upon its sale of a commercial retail center for gross proceeds of $33.0 million.
Corporate
•Issued $380.8 million of 6.750% 2027 Convertible Notes.
•Repaid the entire $250.0 million of 4.375% Convertible Senior Notes in cash on April 1, 2023.
Subsequent Events
Refer to Note 24 to the Consolidated Financial Statements for disclosure regarding significant transactions that occurred subsequent to September 30, 2023.

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
The following table compares our summarized results of operations for the three months ended September 30, 2023 and June 30, 2023 and for the nine months ended September 30, 2023 and 2022 by business segment (amounts in thousands):

	For the Three Months Ended			For the Nine Months Ended		$ Change
Revenues:	September 30, 2023	June 30, 2023	$ Change	September 30, 2023	September 30, 2022
Commercial and Residential Lending Segment	$436,662	$430,810	$5,852	$1,278,078	$791,554	$486,524
Infrastructure Lending Segment	59,252	60,056	(804)	175,622	103,508	72,114
Property Segment	23,760	23,523	237	71,081	68,031	3,050
Investing and Servicing Segment	45,448	40,704	4,744	126,314	160,767	(34,453)
Corporate	503	391	112	1,172	3	1,169
Securitization VIE eliminations	(44,078)	(39,815)	(4,263)	(124,637)	(113,744)	(10,893)
	521,547	515,669	5,878	1,527,630	1,010,119	517,511
Costs and expenses:
Commercial and Residential Lending Segment	320,182	387,923	(67,741)	982,520	367,361	615,159
Infrastructure Lending Segment	39,887	43,012	(3,125)	132,123	67,570	64,553
Property Segment	29,151	27,954	1,197	84,313	66,016	18,297
Investing and Servicing Segment	35,478	35,400	78	104,737	105,182	(445)
Corporate	95,114	89,374	5,740	285,334	237,021	48,313
Securitization VIE eliminations	(212)	(211)	(1)	(633)	(382)	(251)
	519,600	583,452	(63,852)	1,588,394	842,768	745,626
Other income (loss):
Commercial and Residential Lending Segment	(5,762)	25,582	(31,344)	21,852	(86,935)	108,787
Infrastructure Lending Segment	(2,749)	2,328	(5,077)	1,343	2,820	(1,477)
Property Segment	17,510	228,917	(211,407)	258,189	691,936	(433,747)
Investing and Servicing Segment	(5,211)	14,991	(20,202)	(6,688)	34,295	(40,983)
Corporate	(9,623)	(20,063)	10,440	(23,416)	(82,019)	58,603
Securitization VIE eliminations	43,866	39,604	4,262	124,004	113,410	10,594
	38,031	291,359	(253,328)	375,284	673,507	(298,223)
Income (loss) before income taxes:
Commercial and Residential Lending Segment	110,718	68,469	42,249	317,410	337,258	(19,848)
Infrastructure Lending Segment	16,616	19,372	(2,756)	44,842	38,758	6,084
Property Segment	12,119	224,486	(212,367)	244,957	693,951	(448,994)
Investing and Servicing Segment	4,759	20,295	(15,536)	14,889	89,880	(74,991)
Corporate	(104,234)	(109,046)	4,812	(307,578)	(319,037)	11,459
Securitization VIE eliminations	—	—	—	—	48	(48)
	39,978	223,576	(183,598)	314,520	840,858	(526,338)
Income tax benefit (provision)	11,399	(1,197)	12,596	18,997	48,999	(30,002)
Net income attributable to non-controlling interests	(3,942)	(53,536)	49,594	(65,265)	(158,409)	93,144
Net income attributable to Starwood Property Trust, Inc.	$47,435	$168,843	$(121,408)	$268,252	$731,448	$(463,196)

Three Months Ended September 30, 2023 Compared to the Three Months Ended June 30, 2023
Commercial and Residential Lending Segment

Revenues

For the three months September 30, 2023, revenues of our Commercial and Residential Lending Segment increased $5.9 million to $436.7 million, compared to $430.8 million for the three months ended June 30, 2023. This increase was primarily due to an increase in interest income from loans of $2.9 million and investment securities of $2.4 million. The increase in interest income from loans reflects (i) a $3.7 million increase from commercial loans reflecting higher average index rates, partially offset by lower average loan balances, and (ii) a $0.8 million decrease from residential loans reflecting lower average balances. The increase in interest income from investment securities was primarily due to higher average index rates and prepayment related income on certain commercial investments.

Costs and Expenses

For the three months ended September 30, 2023, costs and expenses of our Commercial and Residential Lending Segment decreased $67.7 million to $320.2 million, compared to $387.9 million for the three months ended June 30, 2023. This decrease was primarily due to a $66.7 million decrease in the credit loss provision and a $2.6 million decrease in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio. The decrease in the credit loss provision in the third quarter of 2023 was primarily due to a lesser deterioration in modeled macroeconomic forecasts. The decrease in interest expense was primarily due to lower average borrowings outstanding due to paydowns from excess cash balances, partially offset by higher average index rates.

Net Interest Income (amounts in thousands)

	For the Three Months Ended
	September 30, 2023	June 30, 2023	Change
Interest income from loans	$397,045	$394,112	$2,933
Interest income from investment securities	36,178	33,763	2,415
Interest expense	(247,727)	(250,332)	2,605
Net interest income	$185,496	$177,543	$7,953

For the three months ended September 30, 2023, net interest income of our Commercial and Residential Lending Segment increased $8.0 million to $185.5 million, compared to $177.5 million for the three months ended June 30, 2023. This increase reflects the increase in interest income and the decrease in interest expense on our secured financing facilities, both as discussed in the sections above.

During the three months ended September 30, 2023 and June 30, 2023, the weighted average unlevered yields on the Commercial and Residential Lending Segment’s loans and investment securities, excluding retained RMBS and loans for which interest income is not recognized, were as follows:

	For the Three Months Ended
	September 30, 2023	June 30, 2023
Commercial	9.7%	9.2%
Residential	5.1%	5.0%
Overall	9.0%	8.6%

The weighted average unlevered yield on our commercial loans increased primarily due to higher average index rates while the weighted average unlevered yield on our residential loans was just slightly higher during the three months ended September 30, 2023.

During the three months ended September 30, 2023 and June 30, 2023, the Commercial and Residential Lending Segment’s weighted average secured borrowing rates, inclusive of the amortization of deferred financing fees, were 7.5% and 7.2%, respectively. The increase in borrowing rates primarily reflects higher average index rates. Interest rate hedges had the effect of reducing these weighted average borrowing costs to 6.8% and 6.6% during the three months ended September 30, 2023 and June 30, 2023, respectively.

Other Income (Loss)

For the three months ended September 30, 2023, other income of our Commercial and Residential Lending Segment decreased $31.4 million to a loss of $5.8 million compared to income of $25.6 million for the three months ended June 30, 2023. This decrease was primarily due to (i) a $79.6 million unfavorable change in foreign currency gain (loss) and (ii) a $5.0 million lesser increase in fair vale of primarily RMBS investment securities, partially offset by (iii) a $32.4 million increased gain on derivatives and (iv) the nonrecurrence of a $23.8 million impairment loss recognized in the second quarter of 2023 on a vacant building which had been acquired through a loan foreclosure in December 2022. The increased gain on derivatives in the third quarter of 2023 reflects a $68.3 million favorable change in gain (loss) on foreign currency hedges, partially offset by a $35.9 million decreased gain on interest rate swaps principally related to residential loans. The interest rate swaps are used primarily to hedge our interest rate risk on residential loans held-for-sale and to fix our interest rate payments on certain variable rate borrowings which fund fixed rate investments. The foreign currency hedges are used to fix the U.S. dollar amounts of cash flows (both interest and principal payments) we expect to receive from our foreign currency denominated loans and investments. The unfavorable change in foreign currency gain (loss) and the favorable change in gain (loss) on foreign currency hedges reflect the strengthening of the U.S. dollar against the pound sterling (“GBP”), Euro (“EUR”) and Australian dollar (“AUD”), in the third quarter of 2023 compared to a weakening of the U.S. dollar against the GBP and EUR, partially offset by a lesser strengthening against the AUD in the second quarter of 2023.

Infrastructure Lending Segment

Revenues

For the three months ended September 30, 2023, revenues of our Infrastructure Lending Segment decreased $0.8 million to $59.3 million, compared to $60.1 million for the three months ended June 30, 2023. This was primarily due to a decrease in interest income from loans of $1.0 million reflecting lower average loan balances, partially offset by higher average index rates.

Costs and Expenses

For the three months ended September 30, 2023, costs and expenses of our Infrastructure Lending Segment decreased $3.1 million to $39.9 million, compared to $43.0 million for the three months ended June 30, 2023. The decrease was primarily due to a $2.6 million decrease in credit loss provision and a $0.6 million decrease in interest expense associated with the various secured financing facilities used to fund this segment’s investment portfolio. The decrease in the credit loss provision was primarily due to the nonrecurrence of a specific loss provision for a credit-deteriorated loan. The decrease in interest expense was primarily due to lower average borrowings outstanding, partially offset by higher average index rates.

Net Interest Income (amounts in thousands)

	For the Three Months Ended
	September 30, 2023	June 30, 2023	Change
Interest income from loans	$58,628	$59,581	$(953)
Interest income from investment securities	155	165	(10)
Interest expense	(34,887)	(35,483)	596
Net interest income	$23,896	$24,263	$(367)

For the three months ended September 30, 2023, net interest income of our Infrastructure Lending Segment decreased $0.4 million to $23.9 million, compared to $24.3 million for the three months ended June 30, 2023. The decrease reflects the decrease in interest income, partially offset by the decrease in interest expense on the secured financing facilities, both as discussed in the sections above.

During the three months ended September 30, 2023 and June 30, 2023, the weighted average unlevered yields on the Infrastructure Lending Segment’s loans and investment securities, excluding those for which interest income is not recognized, were 10.3% and 10.0%, respectively.

During the three months ended September 30, 2023 and June 30, 2023, the Infrastructure Lending Segment’s weighted average secured borrowing rates, inclusive of the amortization of deferred financing fees, were 7.9% and 7.6%, respectively.

Other Income (Loss)

For the three months ended September 30, 2023, other income of our Infrastructure Lending Segment decreased $5.0 million to a loss of $2.7 million, compared to income of $2.3 million for the three months ended June 30, 2023. The decrease is primarily due to a $4.5 million unfavorable change in earnings (loss) from unconsolidated entities.

Property Segment

Change in Results by Portfolio (amounts in thousands)

	$ Change from prior period
	Revenues	Costs and expenses	Gain (loss) on derivative financial instruments	Other income (loss)	Income (loss) before income taxes
Master Lease Portfolio	$—	$22	$—	$—	$(22)
Medical Office Portfolio	241	1,162	(4,550)	—	(5,471)
Woodstar Fund	(1)	(5)	—	(206,915)	(206,911)
Other/Corporate	(3)	18	—	58	37
Total	$237	$1,197	$(4,550)	$(206,857)	$(212,367)

See Notes 6 and 7 to the Condensed Consolidated Financial Statements for a description of the above-referenced Property Segment portfolios and fund.

Revenues

For the three months ended September 30, 2023, revenues of our Property Segment increased $0.3 million to $23.8 million for the three months ended September 30, 2023, compared to $23.5 million for the three months ended June 30, 2023.

Costs and Expenses

For the three months ended September 30, 2023, costs and expenses of our Property Segment increased $1.2 million to $29.2 million, compared to $28.0 million for the three months ended June 30, 2023. The increase is primarily due to an increase of $0.7 million in interest expense reflecting higher index rates on variable rate borrowings of the Medical Office Portfolio.

Other Income

For the three months ended September 30, 2023, other income of our Property Segment decreased $211.4 million to $17.5 million compared to $228.9 million for the three months ended June 30, 2023. The decrease is primarily due to (i) a $206.9 million decrease in income attributable to investments of the Woodstar Fund, mainly reflecting lower unrealized increases in fair value during the third quarter of 2023, and (ii) a $4.6 million decreased gain on derivatives which primarily hedge our interest rate risk on borrowings secured by our Medical Office Portfolio.

Investing and Servicing Segment

Revenues

For the three months ended September 30, 2023, revenues of our Investing and Servicing Segment increased $4.7 million to $45.4 million, compared to $40.7 million for the three months ended June 30, 2023. The increase in revenues is primarily due to a $3.5 million increase in interest recoveries from CMBS investments and a $1.8 million increase in servicing fees.
Costs and Expenses

For the three months ended September 30, 2023, costs and expenses of our Investing and Servicing Segment increased $0.1 million to $35.5 million, compared to $35.4 million for the three months ended June 30, 2023.

Other Income (Loss)

For the three months ended September 30, 2023, other income of our Investing and Servicing Segment decreased $20.2 million to a loss of $5.2 million, compared to income of $15.0 million for the three months ended June 30, 2023. The decrease in other income was primarily due to (i) a $10.2 million lesser increase in fair value of conduit loans, (ii) a $9.8 million greater decrease in fair value of CMBS investments and (iii) a $6.9 million decrease in earnings from unconsolidated entities, partially offset by (iv) a $5.9 million increased gain on sales of operating properties.

Corporate and Other Items

Corporate Costs and Expenses

For the three months ended September 30, 2023, corporate expenses increased $5.7 million to $95.1 million, compared to $89.4 million for the three months ended June 30, 2023. This increase was primarily due to (i) a $7.9 million increase in interest expense, primarily attributable to our July issuance of the 2027 Convertible Notes, and (ii) a $1.6 million increase in general and administrative expenses, partially offset by (iii) a $3.8 million decrease in incentive management fees.

Corporate Other Loss

For the three months ended September 30, 2023, corporate other loss decreased $10.5 million to $9.6 million, compared to $20.1 million for the three months ended June 30, 2023. This was due to a decreased loss on our fixed-to-floating interest rate swaps which hedge a portion of our unsecured senior notes.

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

Income Tax Benefit (Provision)

Our consolidated income taxes principally relate to the taxable nature of our loan servicing and loan securitization businesses which are housed in taxable REIT subsidiaries (“TRSs”). For the three months ended September 30, 2023, our income taxes decreased $12.6 million to a benefit of $11.4 million compared to a provision of $1.2 million for the three months ended June 30, 2023 due to tax losses of our TRSs in the third quarter of 2023 compared to taxable income in the second quarter of 2023. The tax losses in the third quarter of 2023 were primarily attributable to net unrealized losses on our residential loans.

Net Income Attributable to Non-controlling Interests

During the three months ended September 30, 2023, net income attributable to non-controlling interests decreased $49.6 million to $3.9 million, compared to $53.5 million during the three months ended June 30, 2023. The decrease was primarily due to non-controlling interests in decreased income, reflecting lower unrealized gains in fair value, of the Woodstar Fund in the third quarter of 2023.

Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022
Commercial and Residential Lending Segment
Revenues
For the nine months ended September 30, 2023, revenues of our Commercial and Residential Lending Segment increased $486.5 million to $1.3 billion, compared to $791.6 million for the nine months ended September 30, 2022. This increase was primarily due to increases in interest income from loans of $452.5 million and investment securities of $30.5 million. The increase in interest income from loans reflects (i) a $435.9 million increase from commercial loans, reflecting higher average index rates and loan balances, and (ii) a $16.6 million increase from residential loans principally due to higher average balances, reflecting the timing of purchases and securitizations. The increase in interest income from investment securities was primarily due to the effect of higher index rates on certain commercial investments and higher RMBS yields and average investment balances.
Costs and Expenses
For the nine months ended September 30, 2023, costs and expenses of our Commercial and Residential Lending Segment increased $615.1 million to $982.5 million, compared to $367.4 million for the nine months ended September 30, 2022. This increase was primarily due to (i) a $422.5 million increase in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio and (ii) a $187.4 million increase in credit loss provision. The increase in interest expense was primarily due to higher average index rates and borrowings outstanding. The credit loss provision in the nine months of 2023 was primarily due to a deterioration in modeled macroeconomic forecasts.

Net Interest Income (amounts in thousands)

	For the Nine Months Ended September 30,
	2023	2022	Change
Interest income from loans	$1,166,758	$714,222	$452,536
Interest income from investment securities	102,462	71,987	30,475
Interest expense	(724,452)	(301,935)	(422,517)
Net interest income	$544,768	$484,274	$60,494
For the nine months ended September 30, 2023, net interest income of our Commercial and Residential Lending Segment increased $60.5 million to $544.8 million, compared to $484.3 million for the nine months ended September 30, 2022. This increase reflects the increase in interest income, partially offset by the increase in interest expense on our secured financing facilities, both as discussed in the sections above.
During the nine months ended September 30, 2023 and 2022, the weighted average unlevered yields on the Commercial and Residential Lending Segment’s loans and investment securities, excluding retained RMBS and loans for which interest income is not recognized, were as follows:

	For the Nine Months Ended September 30,
	2023	2022
Commercial	9.2%	5.9%
Residential	5.0%	4.6%
Overall	8.6%	5.7%
The weighted average unlevered yield on our commercial loans increased primarily due to higher average index rates. The unlevered yield on our residential loans increased primarily due to a decline in fair value of the residential loans.
During the nine months ended September 30, 2023 and 2022, the Commercial and Residential Lending Segment’s weighted average secured borrowing rates, inclusive of the amortization of deferred financing fees, were 7.1% and 3.3%, respectively. The increase in borrowing rates primarily reflects higher average index rates. Interest rate hedges had the effect of adjusting these weighted average borrowing costs to 6.5% and 3.3% during the nine months ended September 30, 2023 and 2022, respectively.

Other Income (Loss)
For the nine months ended September 30, 2023, other income (loss) of our Commercial and Residential Lending Segment improved $108.8 million to income of $21.9 million, compared to a loss of $86.9 million for the nine months ended September 30, 2022. This improvement primarily reflects (i) a $202.4 million lesser decrease in fair value of residential loans, (ii) a $194.6 million decrease in foreign currency loss, (iii) the nonrecurrence of an $88.4 million loss contingency provision related to residential loans sold and later repurchased in the prior year period and (iv) a $67.8 million favorable change in fair value of primarily RMBS investment securities, partially offset by (v) a $333.1 million decreased net gain on derivatives, (vi) the nonrecurrence of an $86.6 million gain on sale of a foreclosed property in the first quarter of 2022 and (vii) a $23.8 million impairment loss on a vacant building which had been acquired through a loan foreclosure in December 2022. The decreased net gain on derivatives during the nine months ended September 30, 2023 reflects (i) a $223.6 decreased gain on foreign currency hedges and (ii) a $109.5 million decreased gain on interest rate swaps principally related to residential loans, which partially offsets the lesser decrease in fair value of those loans. The interest rate swaps are used primarily to hedge our interest rate risk on residential loans held-for-sale and to fix our interest rate payments on certain variable rate borrowings which fund fixed rate investments. The foreign currency hedges are used to fix the U.S. dollar amounts of cash flows (both interest and principal payments) we expect to receive from our foreign currency denominated loans and investments. The decrease in foreign currency loss and the decreased gain on foreign currency hedges reflect the strengthening of the U.S. dollar against the EUR and AUD, partially offset by a weakening against the GBP, during the nine months of 2023 compared to a greater overall strengthening of the U.S. dollar against each of those currencies in the nine months of 2022.
Infrastructure Lending Segment
Revenues
For the nine months ended September 30, 2023, revenues of our Infrastructure Lending Segment increased $72.1 million to $175.6 million, compared to $103.5 million for the nine months ended September 30, 2022. This increase was primarily due to an increase in interest income from loans of $72.9 million, principally due to higher average index rates and loan balances.
Costs and Expenses
For the nine months ended September 30, 2023, costs and expenses of our Infrastructure Lending Segment increased $64.5 million to $132.1 million, compared to $67.6 million for the nine months ended September 30, 2022. The increase was primarily due to (i) a $53.8 million increase in interest expense associated with the various secured financing facilities used to fund this segment’s investment portfolio and (ii) a $10.2 million increase in credit loss provision. The increase in interest expense was primarily due to higher average index rates and borrowings outstanding. The increase in the credit loss provision was primarily due to specific allowances for a credit-deteriorated loan and investment security provided during the nine months of 2023.
Net Interest Income (amounts in thousands)

	For the Nine Months Ended September 30,
	2023	2022	Change
Interest income from loans	$172,969	$100,097	$72,872
Interest income from investment securities	1,658	3,124	(1,466)
Interest expense	(103,188)	(49,431)	(53,757)
Net interest income	$71,439	$53,790	$17,649
For the nine months ended September 30, 2023, net interest income of our Infrastructure Lending Segment increased $17.6 million to $71.4 million, compared to $53.8 million for the nine months ended September 30, 2022. The increase reflects the net increase in interest income, partially offset by the increase in interest expense on the secured financing facilities, both as discussed in the sections above.
During the nine months ended September 30, 2023 and 2022, the weighted average unlevered yields on the Infrastructure Lending Segment’s loans and investment securities, excluding those for which interest income is not recognized, were 10.0% and 5.9%, respectively, primarily reflecting higher average index rates in the nine months of 2023.

During the nine months ended September 30, 2023 and 2022, the Infrastructure Lending Segment’s weighted average secured borrowing rates, inclusive of the amortization of deferred financing fees, were 7.5% and 3.6%, respectively.
Other Income
For the nine months ended September 30, 2023 and 2022, other income of our Infrastructure Lending Segment decreased $1.5 million to $1.3 million, compared to $2.8 million for the nine months ended September 30, 2022. The decrease primarily reflects a $1.3 million decrease in earnings from unconsolidated entities.
Property Segment
Change in Results by Portfolio (amounts in thousands)

	$ Change from prior period
	Revenues	Costs and expenses	Gain (loss) on derivative financial instruments	Other income (loss)	Income (loss) before income taxes
Master Lease Portfolio	$2,072	$40	$—	$—	$2,032
Medical Office Portfolio	653	18,263	(28,714)	—	(46,324)
Woodstar Fund	161	1	—	(405,037)	(404,877)
Other/Corporate	164	(7)	—	4	175
Total	$3,050	$18,297	$(28,714)	$(405,033)	$(448,994)
Revenues
For the nine months ended September 30, 2023, revenues of our Property Segment increased $3.1 million to $71.1 million, compared to $68.0 million for the nine months ended September 30, 2022, primarily due to rent increases in our Master Lease Portfolio.
Costs and Expenses
For the nine months ended September 30, 2023, costs and expenses of our Property Segment increased $18.3 million to $84.3 million, compared to $66.0 million for the nine months ended September 30, 2022. The increase is primarily due to an increase of $17.8 million in interest expense reflecting higher index rates on variable rate borrowings of the Medical Office Portfolio.
Other Income
For the nine months ended September 30, 2023, other income of our Property Segment decreased $433.7 million to $258.2 million, compared to $691.9 million for the nine months ended September 30, 2022. The decrease is primarily due to (i) a $405.0 million decrease in income attributable to investments of the Woodstar Fund, mainly reflecting lower unrealized increases in fair value during the nine months of 2023, and (ii) a $28.7 million decreased gain on derivatives which primarily hedge our interest rate risk on borrowings secured by our Medical Office Portfolio
Investing and Servicing Segment
Revenues
For the nine months ended September 30, 2023, revenues of our Investing and Servicing Segment decreased $34.5 million to $126.3 million, compared to $160.8 million for the nine months ended September 30, 2022. The decrease in revenues was primarily due to (i) an $11.0 million decrease in servicing fees, (ii) a $10.3 million decrease in other fee income related to the origination of certain loans contributed into CMBS transactions and (iii) a $10.9 million decrease in interest income reflecting lower CMBS interest recoveries and conduit loan inventories.
Costs and Expenses
For the nine months ended September 30, 2023, costs and expenses of our Investing and Servicing Segment decreased $0.5 million to $104.7 million, compared to $105.2 million for the nine months ended September 30, 2022. The decrease in costs and expenses primarily reflects decreased incentive compensation principally due to lower securitization volume, partially offset by an increase in interest expense reflecting higher average index rates on borrowings which finance our CMBS investments.
Other (Loss) Income
For the nine months ended September 30, 2023, other income of our Investing and Servicing Segment decreased $41.0 million to a loss of $6.7 million, compared to income of $34.3 million for the nine months ended September 30, 2022. The decrease in other income was primarily due to (i) a $39.2 million decreased net gain on derivatives which primarily hedge our interest rate risk on conduit loans and CMBS investments, (ii) a $10.0 million decreased gain on sales of operating properties and (iii) a $7.4 million greater decrease in fair value of CMBS investments, all partially offset by (iv) a $13.1 million greater increase in fair value of conduit loans and (v) a $5.9 million increase in earnings from unconsolidated entities.
Corporate and Other Items
Corporate Costs and Expenses
For the nine months ended September 30, 2023, corporate expenses increased $48.3 million to $285.3 million, compared to $237.0 million for the nine months ended September 30, 2022. This increase was primarily due to (i) an increase of $65.9 million in interest expense reflecting higher average outstanding term loan balances, as well as higher index rates, partially offset by (ii) a $16.5 million decrease in management fees, primarily reflecting lower incentive fees attributable to nonrecurring transactions in the nine months of 2022.
Corporate Other Loss
For the nine months ended September 30, 2023, corporate other loss decreased $58.6 million to $23.4 million, compared to $82.0 million for the nine months ended September 30, 2022. This was due to a decreased loss on fixed-to-floating interest rate swaps which hedge a portion of our unsecured senior notes.
Securitization VIE Eliminations

Refer to the preceding comparison of the three months ended September 30, 2023 to the three months ended June 30, 2023 for a discussion of the effect of securitization VIE eliminations.
Income Tax Benefit
Our consolidated income taxes principally relate to the taxable nature of our loan servicing and loan securitization businesses which are housed in TRSs. For the nine months ended September 30, 2023, our income tax benefit decreased $30.0 million to $19.0 million, compared to $49.0 million for the nine months ended September 30, 2022 due to lower tax losses of our TRSs in the nine months of 2023 compared to the nine months of 2022. The tax losses were primarily attributable to net unrealized losses on our residential loans.
Net Income Attributable to Non-controlling Interests
For the nine months ended September 30, 2023, net income attributable to non-controlling interests decreased $93.1 million to $65.3 million, compared to $158.4 million for the nine months ended September 30, 2022. The decrease was primarily due to non-controlling interests in lower income, reflecting lower unrealized gains in fair value, of the Woodstar Fund in the nine months of 2023.

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
The following table presents our diluted weighted average shares used in our GAAP EPS calculation reconciled to our diluted weighted average shares used in our Distributable EPS calculation (amounts in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022
Diluted weighted average shares - GAAP EPS	310,566	310,055	309,738	314,741
Add: Unvested stock awards	3,535	3,925	3,870	3,464
Add: Woodstar II Class A Units	9,773	9,773	9,773	9,773
Less: Convertible Notes dilution	—	—	—	(9,649)
Diluted weighted average shares - Distributable EPS	323,874	323,753	323,381	318,329
The definition of Distributable Earnings allows management to make adjustments, subject to the approval of a majority of our independent directors, in situations where such adjustments are considered appropriate in order for Distributable Earnings to be calculated in a manner consistent with its definition and objective. No adjustments to the definition of Distributable Earnings became effective during the nine months ended September 30, 2023.
The following table summarizes our quarterly Distributable Earnings per weighted average diluted share for the nine months ended September 30, 2023 and 2022:

	Distributable Earnings For the Three-Month Periods Ended
	March 31,	June 30,	September 30,
2023	$0.49	$0.49	$0.49
2022	0.76	0.51	0.51

The following table presents our summarized results of operations and reconciliation to Distributable Earnings for the three months ended September 30, 2023, by business segment (amounts in thousands, except per share data). Refer to the footnotes following the Distributable Earnings reconciliation table for the nine months ended September 30, 2022.

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Total
Revenues	$436,662	$59,252	$23,760	$45,448	$503	$565,625
Costs and expenses	(320,182)	(39,887)	(29,151)	(35,478)	(95,114)	(519,812)
Other income (loss)	(5,762)	(2,749)	17,510	(5,211)	(9,623)	(5,835)
Income (loss) before income taxes	110,718	16,616	12,119	4,759	(104,234)	39,978
Income tax benefit	9,823	243	—	1,333	—	11,399
Income attributable to non-controlling interests	(3)	—	(7,812)	3,873	—	(3,942)
Net income (loss) attributable to Starwood Property Trust, Inc.	120,538	16,859	4,307	9,965	(104,234)	47,435
Add / (Deduct):
Non-controlling interests attributable to Woodstar II Class A Units	—	—	4,691	—	—	4,691
Non-controlling interests attributable to unrealized gains/losses	—	—	(109)	(7,312)	—	(7,421)
Non-cash equity compensation expense	2,209	387	79	1,601	6,345	10,621
Acquisition and investment pursuit costs	—	—	(82)	(66)	—	(148)
Depreciation and amortization	2,099	17	8,001	2,519	—	12,636
Interest income adjustment for securities	5,504	—	—	7,229	—	12,733
Consolidated income tax benefit associated with fair value adjustments	(9,823)	(243)	—	(1,333)	—	(11,399)
Other non-cash items	4	—	370	74	—	448
Reversal of GAAP unrealized and realized (gains) / losses on: (1)
Loans	68,450	—	—	(1,644)	—	66,806
Credit loss provision, net	51,487	1,147	—	—	—	52,634
Securities	(21,456)	—	—	20,753	—	(703)
Woodstar Fund investments	—	—	(16,908)	—	—	(16,908)
Derivatives	(99,735)	(98)	(557)	(4,116)	9,623	(94,883)
Foreign currency	56,309	382	(45)	—	—	56,646
(Earnings) loss from unconsolidated entities	(1,142)	2,459	—	(400)	—	917
Sales of properties	—	—	—	(10,668)	—	(10,668)
Recognition of Distributable realized gains / (losses) on:
Loans (2)	(1,190)	—	—	2,764	—	1,574
Realized credit loss (3)	—	(11,106)	—	—	—	(11,106)
Securities (4)	41	—	—	(11,571)	—	(11,530)
Woodstar Fund investments (5)	—	—	16,736	—	—	16,736
Derivatives (6)	35,488	105	6,558	1,615	(8,912)	34,854
Foreign currency (7)	(2,542)	(24)	44	—	—	(2,522)
Earnings (loss) from unconsolidated entities (8)	1,142	(865)	—	315	—	592
Sales of properties (9)	—	—	—	6,321	—	6,321
Distributable Earnings (Loss)	$207,383	$9,020	$23,085	$16,046	$(97,178)	$158,356
Distributable Earnings (Loss) per Weighted Average Diluted Share	$0.64	$0.03	$0.07	$0.05	$(0.30)	$0.49

The following table presents our summarized results of operations and reconciliation to Distributable Earnings for the three months ended June 30, 2023, by business segment (amounts in thousands, except per share data). Refer to the footnotes following the Distributable Earnings reconciliation table for the nine months ended September 30, 2022.

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

Three Months Ended September 30, 2023 Compared to the Three Months Ended June 30, 2023

Commercial and Residential Lending Segment

The Commercial and Residential Lending Segment’s Distributable Earnings increased by $25.6 million, from $181.8 million during the second quarter of 2023 to $207.4 million in the third quarter of 2023. After making adjustments for the calculation of Distributable Earnings, revenues were $442.4 million, costs and expenses were $264.6 million, other income was $29.6 million and there was no income tax provision or benefit.

Revenues, consisting principally of interest income on loans, increased by $5.5 million in the third quarter of 2023, primarily due to an increase in interest income from loans of $2.9 million and investment securities of $2.0 million. The increase in interest income from loans reflects (i) a $3.7 million increase from commercial loans reflecting higher average index rates, partially offset by lower average loan balances, and (ii) a $0.8 million decrease from residential loans reflecting lower average balances. The increase in interest income from investment securities was primarily due to higher average index rates and prepayment related income on certain commercial investments.

Costs and expenses decreased by $15.9 million in the third quarter of 2023, primarily due to (i) the nonrecurrence of a $14.7 million credit loss recognized on a commercial loan in the second quarter of 2023 and (ii) a $2.6 million decrease in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio, primarily reflecting lower average borrowings outstanding due to paydowns from excess cash balances, partially offset by higher average index rates.

Other income increased by $4.2 million in the third quarter of 2023, primarily due to an increase in net realized gains on derivatives which hedge our interest rate and foreign currency risks.

Infrastructure Lending Segment

The Infrastructure Lending Segment’s Distributable Earnings decreased by $11.3 million, from $20.3 million during the second quarter of 2023 to $9.0 million in the third quarter of 2023. After making adjustments for the calculation of Distributable Earnings, revenues were $59.3 million, costs and expenses were $49.5 million and other loss was $0.8 million.

Revenues, consisting principally of interest income on loans, decreased by $0.8 million in the third quarter of 2023, primarily due to a decrease in interest income from loans of $1.0 million reflecting lower average loan balances, partially offset by higher average index rates.

Costs and expenses increased by $10.6 million in the third quarter of 2023, primarily due to an $11.1 million credit loss recognized on an infrastructure loan in the third quarter of 2023.

Other loss decreased by $0.1 million in the third quarter of 2023.

Property Segment

Distributable Earnings by Portfolio (amounts in thousands)

	For the Three Months Ended
	September 30, 2023	June 30, 2023	Change
Master Lease Portfolio	$4,971	$4,993	$(22)
Medical Office Portfolio	5,287	5,228	59
Woodstar Fund, net of non-controlling interests	13,548	11,864	1,684
Other/Corporate	(721)	(771)	50
Distributable Earnings	$23,085	$21,314	$1,771

The Property Segment’s Distributable Earnings increased by $1.8 million, from $21.3 million during the second quarter of 2023 to $23.1 million in the third quarter of 2023. After making adjustments for the calculation of Distributable Earnings, revenues were $24.2 million, costs and expenses were $21.9 million, other income was $24.0 million and the deduction of income attributable to non-controlling interests in the Woodstar Fund was $3.2 million.

Revenues increased by $0.2 million in the third quarter of 2023.

Costs and expenses increased by $1.3 million in the third quarter of 2023, primarily due to an increase in interest expense reflecting higher index rates on variable rate borrowings of the Medical Office Portfolio.

Other income increased by $3.5 million in the third quarter of 2023 primarily due to (i) a $2.3 million increase in distributable earnings from the Woodstar Fund investments and (ii) a $1.1 million increase in realized gain on derivatives which primarily hedge our interest rate risk on borrowings secured by our Medical Office Portfolio.

Income attributable to non-controlling interests in the Woodstar Fund increased by $0.6 million in the third quarter of 2023.

Investing and Servicing Segment

The Investing and Servicing Segment’s Distributable Earnings decreased by $6.1 million, from $22.1 million during the second quarter of 2023 to $16.0 million in the third quarter of 2023. After making adjustments for the calculation of Distributable Earnings, revenues were $52.8 million, costs and expenses were $31.5 million, other loss was $1.9 million, there was no income tax provision and the deduction of income attributable to non-controlling interests was $3.4 million.

Revenues increased by $4.3 million in the third quarter of 2023, primarily due to a $2.6 million net increase in interest income on CMBS investments and conduit loans and a $1.8 million increase in servicing fees. The treatment of CMBS interest income on a GAAP basis is complicated by our application of the ASC 810 consolidation rules. In an attempt to treat these securities similar to the trust’s other investment securities, we compute distributable interest income pursuant to an effective yield methodology. In doing so, we segregate the portfolio into various categories based on the components of the bonds’ cash flows and the volatility related to each of these components. We then accrete interest income on an effective yield basis using the components of cash flows that are reliably estimable. Other minor adjustments are made to reflect management’s expectations for other components of the projected cash flow stream.

Costs and expenses were relatively unchanged in the third quarter of 2023.

Other loss includes profit realized upon securitization of loans by our conduit business, gains on sales of CMBS and operating properties, gains and losses on derivatives that were either effectively terminated or novated, and earnings from unconsolidated entities. These items are typically offset by a decrease in the fair value of our domestic servicing rights intangible which reflects the expected amortization of this deteriorating asset, net of increases in fair value due to the attainment of new servicing contracts. Derivatives include instruments which hedge interest rate risk and credit risk on our conduit loans and CMBS investments. For GAAP purposes, the loans, CMBS and derivatives are accounted for at fair value, with all changes in fair value (realized or unrealized) recognized in earnings. The adjustments to Distributable Earnings outlined above are also applied to the GAAP earnings of our unconsolidated entities. Other income decreased by $11.4 million to a loss in the third quarter of 2023, primarily due to a $7.8 million decrease in realized gains on conduit loans, a $5.5 million decrease in distributable earnings from unconsolidated entities and a $6.2 million increase in recognized credit losses on CMBS, all partially offset by a $6.3 million increase in realized gains on sales of operating properties.

Income attributable to non-controlling interests decreased $1.0 million in the third quarter of 2023.

Corporate

Corporate loss increased by $9.3 million, from $87.9 million during the second quarter of 2023 to $97.2 million in the third quarter of 2023, reflecting a $7.9 million increase in interest expense primarily due to our July issuance of the 2027 Convertible Notes.

The following table presents our summarized results of operations and reconciliation to Distributable Earnings for the nine months ended September 30, 2023, by business segment (amounts in thousands, except per share data):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Total
Revenues	$1,278,078	$175,622	$71,081	$126,314	$1,172	$1,652,267
Costs and expenses	(982,520)	(132,123)	(84,313)	(104,737)	(285,334)	(1,589,027)
Other income (loss)	21,852	1,343	258,189	(6,688)	(23,416)	251,280
Income (loss) before income taxes	317,410	44,842	244,957	14,889	(307,578)	314,520
Income tax benefit	15,981	581	—	2,435	—	18,997
Income attributable to non-controlling interests	(10)	—	(65,149)	(106)	—	(65,265)
Net income (loss) attributable to Starwood Property Trust, Inc.	333,381	45,423	179,808	17,218	(307,578)	268,252
Add / (Deduct):
Non-controlling interests attributable to Woodstar II Class A Units	—	—	14,073	—	—	14,073
Non-controlling interests attributable to unrealized gains/losses	—	—	42,691	(11,339)	—	31,352
Non-cash equity compensation expense	6,518	1,082	231	4,771	18,453	31,055
Management incentive fee	—	—	—	—	16,179	16,179
Acquisition and investment pursuit costs	(81)	—	(246)	(294)	—	(621)
Depreciation and amortization	5,696	55	24,278	7,965	—	37,994
Interest income adjustment for securities	16,661	—	—	20,243	—	36,904
Extinguishment of debt, net	—	—	—	—	(246)	(246)
Consolidated income tax benefit associated with fair value adjustments	(15,981)	(581)	—	(2,435)	—	(18,997)
Other non-cash items	10	—	1,117	222	—	1,349
Reversal of GAAP unrealized and realized (gains) / losses on: (1)
Loans	125,390	—	—	(14,143)	—	111,247
Credit loss provision, net	200,439	17,314	—	—	—	217,753
Securities	(62,766)	—	—	46,213	—	(16,553)
Woodstar Fund investments	—	—	(253,696)	—	—	(253,696)
Derivatives	(132,686)	(244)	(4,448)	(4,469)	23,416	(118,431)
Foreign currency	18,118	225	(50)	—	—	18,293
Earnings from unconsolidated entities	(3,563)	(1,324)	—	(8,393)	—	(13,280)
Sales of properties	—	—	—	(15,626)	—	(15,626)
Unrealized impairment of properties	23,833	—	—	—	—	23,833
Recognition of Distributable realized gains / (losses) on:
Loans (2)	(3,531)	—	—	15,049	—	11,518
Realized credit loss (3)	(14,662)	(11,106)	—	—	—	(25,768)
Securities (4)	51	—	—	(19,043)	—	(18,992)
Woodstar Fund investments (5)	—	—	45,398	—	—	45,398
Derivatives (6)	85,797	295	16,232	1,804	(23,437)	80,691
Foreign currency (7)	(5,166)	(40)	49	—	—	(5,157)
Earnings (loss) from unconsolidated entities (8)	3,563	(2,001)	—	6,593	—	8,155
Sales of properties (9)	—	—	—	6,444	—	6,444
Distributable Earnings (Loss)	$581,021	$49,098	$65,437	$50,780	$(273,213)	$473,123
Distributable Earnings (Loss) per Weighted Average Diluted Share	$1.80	$0.15	$0.20	$0.16	$(0.84)	$1.47

The following table presents our summarized results of operations and reconciliation to Distributable Earnings for the nine months ended September 30, 2022, by business segment (amounts in thousands, except per share data):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Total
Revenues	$791,554	$103,508	$68,031	$160,767	$3	$1,123,863
Costs and expenses	(367,361)	(67,570)	(66,016)	(105,182)	(237,021)	(843,150)
Other income (loss)	(86,935)	2,820	691,936	34,295	(82,019)	560,097
Income (loss) before income taxes	337,258	38,758	693,951	89,880	(319,037)	840,810
Income tax benefit (provision)	57,682	7	—	(8,690)	—	48,999
Income attributable to non-controlling interests	(10)	—	(148,379)	(9,972)	—	(158,361)
Net income (loss) attributable to Starwood Property Trust, Inc.	394,930	38,765	545,572	71,218	(319,037)	731,448
Add / (Deduct):
Non-controlling interests attributable to Woodstar II Class A Units	—	—	14,073	—	—	14,073
Non-controlling interests attributable to unrealized gains/losses	—	—	126,056	(3,373)	—	122,683
Non-cash equity compensation expense	6,113	980	209	4,157	18,244	29,703
Management incentive fee	—	—	—	—	35,121	35,121
Acquisition and investment pursuit costs	(359)	—	(242)	(169)	—	(770)
Depreciation and amortization	3,191	281	24,774	8,888	—	37,134
Interest income adjustment for securities	6,343	—	—	4,761	—	11,104
Extinguishment of debt, net	—	—	—	—	(739)	(739)
Consolidated income tax benefit associated with fair value adjustments	(53,099)	(2)	—	4,346	—	(48,755)
Other non-cash items	88,191	—	1,136	278	—	89,605
Reversal of GAAP unrealized and realized (gains) / losses on: (1)
Loans	327,743	—	—	(1,006)	—	326,737
Credit loss provision, net	13,027	7,096	—	—	—	20,123
Securities	5,019	—	—	38,853	—	43,872
Woodstar Fund investments	—	—	(658,733)	—	—	(658,733)
Derivatives	(465,831)	(1,228)	(33,162)	(43,719)	82,019	(461,921)
Foreign currency	212,672	570	(41)	—	—	213,201
Loss (earnings) from unconsolidated entities	2,598	(2,631)	—	(2,501)	—	(2,534)
Sales of properties	(86,610)	—	—	(25,599)	—	(112,209)
Recognition of Distributable realized gains / (losses) on:
Loans (2)	(73,021)	—	—	270	—	(72,751)
Securities (4)	(3,102)	—	—	(9,728)	—	(12,830)
Woodstar Fund investments(5)	—	—	45,689	—	—	45,689
Derivatives (6)	82,165	(59)	(1,102)	33,772	5,006	119,782
Foreign currency (7)	(4,874)	24	41	—	—	(4,809)
(Loss) earnings from unconsolidated entities (8)	(2,182)	2,632	—	3,758	—	4,208
Sales of properties (9)	84,738	—	—	12,601	—	97,339
Distributable Earnings (Loss)	$537,652	$46,428	$64,270	$96,807	$(179,386)	$565,771
Distributable Earnings (Loss) per Weighted Average Diluted Share	$1.69	$0.15	$0.20	$0.30	$(0.56)	$1.78
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

Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022
Commercial and Residential Lending Segment
The Commercial and Residential Lending Segment’s Distributable Earnings increased by $43.3 million, from $537.7 million during the nine months of 2022 to $581.0 million in the nine months of 2023. After making adjustments for the calculation of Distributable Earnings, revenues were $1.3 billion, costs and expenses were $785.2 million, other income was $70.9 million and there was no income tax provision or benefit.
Revenues, consisting principally of interest income on loans, increased by $497.1 million in the nine months of 2023, primarily due to increases in interest income from loans of $452.5 million and investment securities of $40.8 million. The increase in interest income from loans reflects (i) a $435.9 million increase from commercial loans, reflecting higher average index rates and loan balances, and (ii) a $16.6 million increase from residential loans principally due to higher average balances, reflecting the timing of purchases and securitizations. The increase in interest income from investment securities was primarily due to higher RMBS yields and average investment balances and the effect of higher index rates on certain commercial investments.
Costs and expenses increased by $439.5 million in the nine months of 2023, primarily due to (i) a $422.5 million increase in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio, reflecting higher average index rates and borrowings outstanding, and (ii) a $14.7 million credit loss on a commercial loan recognized in the nine months of 2023.
Other income decreased by $9.7 million in the nine months of 2023, primarily due to (i) the nonrecurrence of an $84.7 million gain on sale of a foreclosed property in the first quarter of 2022, partially offset by (ii) a $69.5 million decrease in realized losses on residential loans and (iii) a $5.7 million favorable change in earnings (loss) from unconsolidated entities,
Income taxes principally relate to the taxable nature of this segment’s residential loan securitization activities which are housed in a TRS. The income tax benefit decreased from $4.6 million in the nine months of 2022 to none in the nine months of 2023. Consistent with our treatment of other adjustments to GAAP in arriving at Distributable Earnings, income tax benefits are generally not recognized in Distributable Earnings until they are realized.
Infrastructure Lending Segment
The Infrastructure Lending Segment’s Distributable Earnings increased by $2.7 million, from $46.4 million during the nine months of 2022 to $49.1 million in the nine months of 2023. After making adjustments for the calculation of Distributable Earnings, revenues were $175.6 million, costs and expenses were $124.8 million and other loss was $1.7 million.
Revenues, consisting principally of interest income on loans, increased by $72.1 million in the nine months of 2023, primarily due to an increase in interest income from loans of $72.9 million, reflecting higher average index rates and loan balances.
Costs and expenses increased by $65.6 million in the nine months of 2023, primarily due to a $53.8 million increase in interest expense, reflecting higher average index rates and borrowings outstanding, and an $11.1 million credit loss recognized in the nine months of 2023.
Other income decreased by $3.8 million to a loss in the nine months of 2023, primarily due to a $4.6 million unfavorable change in distributable (loss) earnings from unconsolidated entities, partially offset by a $0.5 million lower loss on extinguishment of debt.

Property Segment
Distributable Earnings by Portfolio (amounts in thousands)

	For the Nine Months Ended September 30,
	2023	2022	Change
Master Lease Portfolio	$14,993	$12,959	$2,034
Medical Office Portfolio	15,548	16,342	(794)
Woodstar Fund, net of non-controlling interests	37,080	37,136	(56)
Other/Corporate	(2,184)	(2,167)	(17)
Distributable Earnings	$65,437	$64,270	$1,167
The Property Segment’s Distributable Earnings increased by $1.1 million, from $64.3 million during the nine months of 2022 to $65.4 million in the nine months of 2023. After making adjustments for the calculation of Distributable Earnings, revenues were $72.3 million, costs and expenses were $62.1 million, other income was $63.6 million and the deduction of income attributable to non-controlling interests in the Woodstar Fund was $8.4 million.
Revenues increased by $3.1 million in the nine months of 2023, primarily due to rent increases in our Master Lease Portfolio.
Costs and expenses increased by $20.7 million in the nine months of 2023, primarily due to a $19.7 million increase in interest expense reflecting higher index rates on variable rate borrowings of the Medical Office Portfolio.
Other income increased by $18.9 million in the nine months of 2023 primarily due to a $19.2 million favorable change in realized gain (loss) on derivatives which primarily hedge our interest rate risk on borrowings secured by our Medical Office Portfolio.
Income attributable to non-controlling interests in the Woodstar Fund increased $0.2 million in the third quarter of 2023.
Investing and Servicing Segment
The Investing and Servicing Segment’s Distributable Earnings decreased by $46.0 million from $96.8 million during the nine months of 2022 to $50.8 million in the nine months of 2023. After making adjustments for the calculation of Distributable Earnings, revenues were $147.0 million, costs and expenses were $92.5 million, other income was $7.7 million, there was no income tax provision or benefit and the deduction of income attributable to non-controlling interests was $11.4 million.
Revenues decreased by $19.0 million in the nine months of 2023, primarily due to an $11.0 million decrease in servicing fees and a $10.3 million decrease in other fee income related to the origination of certain loans contributed into CMBS transactions.
Costs and expenses were relatively unchanged in the nine months of 2023, primarily reflecting an increase in interest expense reflecting higher average index rates on borrowings which finance our CMBS investments, mostly offset by a decrease in general and administrative expenses reflecting lower incentive compensation principally due to lower securitization volume.
Other income decreased by $33.3 million in the nine months of 2023, primarily due to (i) a $32.0 million decreased net gain on derivatives, principally related to conduit loans, (ii) an $8.1 million increase in recognized credit losses on CMBS and (iii) a $6.2 million decrease in realized gains on sales of operating properties, all partially offset by (ii) a $14.8 million increase in realized gains on conduit loans.
Income taxes, which principally relate to the taxable nature of this segment’s loan servicing and loan securitization businesses which are housed in a TRS, decreased $4.3 million. Effective January 1, 2023, the TRS which houses these businesses was combined with the TRS which houses our residential loan securitization business into a single TRS. The combined TRS was in a net loss position during the nine months of 2023, versus a net income position of the individual Investing and Servicing Segment TRS during the nine months of 2022. Consistent with our treatment of other adjustments to GAAP in arriving at Distributable Earnings, the income tax benefit of the combined TRS will not be recognized in Distributable Earnings until realized.

Income attributable to non-controlling interests decreased $2.0 million.
Corporate
Corporate loss increased by $93.8 million, from $179.4 million during the nine months of 2022 to $273.2 million in the nine months of 2023, primarily due to (i) a $65.9 million increase in interest expense reflecting higher average outstanding term loan balances, as well as higher index rates, and (ii) a $28.4 million unfavorable change in realized (loss) gain on fixed-to-floating interest rate swaps which hedge a portion of our unsecured senior notes.

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
Sources of Liquidity
Our primary sources of liquidity are as follows:
Cash Flows for the Nine Months Ended September 30, 2023 (amounts in thousands)

	GAAP	VIE Adjustments	Excluding Securitization VIEs
Net cash provided by operating activities	$516,743	$(10)	$516,733
Cash Flows from Investing Activities:
Origination, purchase and funding of loans held-for-investment	(1,659,857)	—	(1,659,857)
Proceeds from principal collections and sale of loans	2,485,403	—	2,485,403
Purchase and funding of investment securities	(6,988)	—	(6,988)
Proceeds from collections, sales and redemptions of investment securities	89,401	54,071	143,472
Proceeds from sales of real estate	60,955	—	60,955
Purchases and additions to properties and other assets	(19,662)	—	(19,662)
Net cash flows from other investments and assets	(6,094)	—	(6,094)
Net cash provided by investing activities	943,158	54,071	997,229
Cash Flows from Financing Activities:
Proceeds from borrowings	4,934,444	—	4,934,444
Principal repayments on and repurchases of borrowings	(5,908,393)	(308)	(5,908,701)
Payment of deferred financing costs	(13,873)	—	(13,873)
Proceeds from common stock issuances, net of offering costs	2,522	—	2,522
Payment of dividends	(450,507)	—	(450,507)
Distributions to non-controlling interests	(29,093)	—	(29,093)
Repayment of debt of consolidated VIEs	(318)	318	—
Distributions of cash from consolidated VIEs	54,071	(54,071)	—
Net cash used in financing activities	(1,411,147)	(54,061)	(1,465,208)
Net increase in cash, cash equivalents and restricted cash	48,754	—	48,754
Cash, cash equivalents and restricted cash, beginning of period	382,133	—	382,133
Effect of exchange rate changes on cash	383	—	383
Cash, cash equivalents and restricted cash, end of period	$431,270	$—	$431,270

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
Cash and cash equivalents increased by $48.8 million during the nine months ended September 30, 2023, reflecting net cash provided by investing activities of $997.2 million and net cash provided by operating activities of $516.7 million, partially offset by net cash used in financing activities of $1.5 billion.
Net cash provided by operating activities of $516.7 million during the nine months ended September 30, 2023 related primarily to cash interest income of $1.2 billion from our loans and $153.4 million from our investment securities, net rental income of $60.2 million, receipts from our interest rate derivatives of $62.4 million, servicing fees of $32.4 million, distributions from our affordable housing fund investments of $35.5 million, sales and principal collections, net of originations and purchases of loans held-for-sale of $68.3 million, and a net change in operating assets and liabilities of $111.5 million. Offsetting these cash inflows was cash interest expense of $1.0 billion and general and administrative expenses of $191.3 million.
Net cash provided by investing activities of $997.2 million for the nine months ended September 30, 2023 related primarily to proceeds received from principal collections and sale of loans of $2.5 billion and investment securities of $143.5 million, partially offset by the origination, purchase and funding of loans held-for-investment of $1.7 billion.
Net cash used in financing activities of $1.5 billion for the nine months ended September 30, 2023 related primarily to payments on our debt and deferred financing costs, net of borrowings, of $988.1 million and dividend distributions of $450.5 million.

Our Investment Portfolio
The following is a review of our investment portfolio by segment.
Commercial and Residential Lending Segment
The following table sets forth the amount of each category of investments we owned across various property types within our Commercial and Residential Lending Segment as of September 30, 2023 and December 31, 2022 (dollars in thousands):

	Face Amount	Carrying Value		Asset Specific Financing	Net Investment	Unlevered Return on Asset (6)
September 30, 2023
First mortgages (1)	$14,877,881	$14,803,224		$9,804,241	$4,998,983	9.4%
Subordinated mortgages (2)	75,617	75,097		—	75,097	16.0%
Mezzanine loans (1)	248,518	246,968		—	246,968	14.0%
Other loans	88,339	87,193		—	87,193	12.5%
Loans held-for-sale, fair value option, residential	2,954,536	2,499,681		2,319,428	180,253	4.5%	(5)
RMBS, available-for-sale	193,946	102,076		17,807	84,269	10.3%
RMBS, fair value option	326,274	451,191	(3)	147,914	303,277	18.4%
CMBS, fair value option	102,900	102,900	(3)	49,798	53,102	9.3%
HTM debt securities (4)	577,753	575,278		133,143	442,135	10.2%
Credit loss allowance	—	(264,826)		—	(264,826)
Equity security	10,056	8,829		—	8,829
Investments in unconsolidated entities	N/A	25,207		—	25,207
Properties, net	N/A	469,343		204,387	264,956
	$19,455,820	$19,182,161		$12,676,718	$6,505,443

December 31, 2022
First mortgages (1)	$15,638,781	$15,552,875		$10,883,417	$4,669,458	8.2%
Subordinated mortgages (2)	72,118	71,100		—	71,100	14.6%
Mezzanine loans (1)	442,339	445,363		—	445,363	14.1%
Other loans	59,393	58,393		—	58,393	12.0%
Loans held-for-sale, fair value option, residential	3,092,915	2,763,458		2,155,078	608,380	4.5%	(5)
RMBS, available-for-sale	202,818	113,386		74,798	38,588	11.0%
RMBS, fair value option	326,274	423,183	(3)	166,560	256,623	12.1%
CMBS, fair value option	102,900	97,218	(3)	49,798	47,420	8.4%
HTM debt securities (4)	603,497	607,438		133,143	474,295	9.4%
Credit loss allowance	N/A	(88,973)		—	(88,973)
Equity security	11,057	9,840		—	9,840
Investments in unconsolidated entities	N/A	25,326		—	25,326
Properties, net	N/A	463,492		204,387	259,105
	$20,552,092	$20,542,099		$13,667,181	$6,874,918
__________________________________________
(1)First mortgages include first mortgage loans and any contiguous mezzanine loan components because as a whole, the expected credit quality of these loans is more similar to that of a first mortgage loan. The application of this methodology resulted in mezzanine loans with carrying values of $1.1 billion and $1.3 billion being classified as first mortgages as of September 30, 2023 and December 31, 2022, respectively.
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
As of September 30, 2023 and December 31, 2022, our Commercial and Residential Lending Segment’s investment portfolio, excluding residential loans, RMBS, properties and other investments, had the following characteristics based on carrying values:

Collateral Property Type	September 30, 2023	December 31, 2022
Multifamily	35.1%	33.3%
Office	23.3%	23.1%
Hotel	15.5%	16.5%
Industrial	7.9%	6.0%
Mixed Use	7.3%	9.7%
Residential	1.7%	1.8%
Retail	1.6%	1.6%
Other	7.6%	8.0%
	100.0%	100.0%

Geographic Location	September 30, 2023	December 31, 2022
U.S. Regions:
South East	16.9%	16.7%
North East	16.2%	16.0%
South West	15.8%	15.6%
Mid Atlantic	9.6%	9.3%
West	9.3%	10.3%
Midwest	2.7%	2.7%
International:
United Kingdom	12.6%	13.8%
Other Europe	7.5%	6.4%
Australia	7.5%	7.4%
Bahamas/Bermuda	1.9%	1.8%
	100.0%	100.0%

Infrastructure Lending Segment
The following table sets forth the amount of each category of investments we owned within our Infrastructure Lending Segment as of September 30, 2023 and December 31, 2022 (dollars in thousands):

	Face Amount	Carrying Value	Asset Specific Financing	Net Investment	Unlevered Return on Asset (1)
September 30, 2023
First priority infrastructure loans and HTM securities	$2,374,248	$2,313,388	$1,750,811	$562,577	10.1%
Credit loss allowance	N/A	(19,488)	—	(19,488)
Investments in unconsolidated entities	N/A	48,224	—	48,224
	$2,374,248	$2,342,124	$1,750,811	$591,313

December 31, 2022
First priority infrastructure loans and HTM securities	$2,474,994	$2,432,758	$1,856,692	$576,066	9.1%
Credit loss allowance	N/A	(13,622)	—	(13,622)
Investments in unconsolidated entities	N/A	47,078	—	47,078
	$2,474,994	$2,466,214	$1,856,692	$609,522
__________________________________________
(1)Calculated using applicable index rates for variable rate investments as of the respective period end and excludes loans for which interest income is not recognized. In addition to cash coupon, unlevered return includes the amortization of deferred purchase discounts.
As of September 30, 2023 and December 31, 2022, our Infrastructure Lending Segment’s investment portfolio had the following characteristics based on carrying values:

Collateral Type	September 30, 2023	December 31, 2022
Natural gas power	53.9%	61.2%
Oil & gas - midstream	35.3%	30.8%
Oil & gas - downstream	6.4%	6.7%
Renewables	2.1%	1.3%
Other thermal power	1.2%	—%
Oil & gas - upstream	1.1%	—%
	100.0%	100.0%

Geographic Location	September 30, 2023	December 31, 2022
U.S. Regions:
North East	35.4%	39.0%
South West	27.6%	21.9%
Midwest	18.1%	21.9%
South East	8.7%	7.4%
West	3.4%	4.6%
Mid-Atlantic	1.9%	1.8%
Other	2.2%	2.1%
International:
United Kingdom	2.3%	0.8%
Mexico	0.4%	0.5%
	100.0%	100.0%

Property Segment
The following table sets forth the amount of each category of investments held within our Property Segment as of September 30, 2023 and December 31, 2022 (amounts in thousands):

	September 30, 2023	December 31, 2022
Properties, net	$851,713	$864,778
Lease intangibles, net	25,446	28,470
Woodstar Fund	1,979,184	1,761,002
	$2,856,343	$2,654,250
The following table sets forth our net investment and other information regarding the Property Segment’s properties and lease intangibles as of September 30, 2023 (dollars in thousands):

	Carrying Value	Asset Specific Financing	Net Investment	Occupancy Rate	Weighted Average Remaining Lease Term
Office—Medical Office Portfolio	$776,423	$597,850	$178,573	89.8%	5.8 years
Retail—Master Lease Portfolio	343,790	193,611	150,179	100.0%	18.6 years
Subtotal—undepreciated carrying value	1,120,213	791,461	328,752
Accumulated depreciation and amortization	(243,054)	—	(243,054)
Net carrying value	$877,159	$791,461	$85,698
As of September 30, 2023 and December 31, 2022, our Property Segment’s investment portfolio had the following geographic characteristics based on carrying values:

Geographic Location	September 30, 2023	December 31, 2022
South East	82.5%	81.2%
South West	4.8%	5.2%
Midwest	4.8%	5.0%
North East	4.3%	4.7%
West	3.6%	3.9%
	100.0%	100.0%

Investing and Servicing Segment
The following table sets forth the amount of each category of investments we owned within our Investing and Servicing Segment as of September 30, 2023 and December 31, 2022 (amounts in thousands):

	Face Amount	Carrying Value		Asset Specific Financing		Net Investment
September 30, 2023
CMBS, fair value option	$2,697,767	$1,106,436	(1)	$394,924	(2)	$711,512
Intangible assets - servicing rights	N/A	54,162	(3)	—		54,162
Lease intangibles, net	N/A	6,674		—		6,674
Loans held-for-sale, fair value option, commercial	107,997	102,584		51,783		50,801
Loans held-for-investment	9,319	9,319		—		9,319
Investments in unconsolidated entities	N/A	33,050	(4)	—		33,050
Properties, net	N/A	84,735		93,113		(8,378)
	$2,815,083	$1,396,960		$539,820		$857,140
December 31, 2022
CMBS, fair value option	$2,753,810	$1,165,628	(1)	$405,665	(2)	$759,963
Intangible assets - servicing rights	N/A	56,848	(3)	—		56,848
Lease intangibles, net	N/A	8,791		—		8,791
Loans held-for-sale, fair value option, commercial	23,900	21,136		7,519		13,617
Loans held-for-investment	9,577	9,577		—		9,577
Investments in unconsolidated entities	N/A	33,030	(4)	—		33,030
Properties, net	N/A	121,716		130,072		(8,356)
	$2,787,287	$1,416,726		$543,256		$873,470
______________________________________________

(1)Includes $1.09 billion and $1.15 billion of CMBS eliminated in consolidation against VIE liabilities pursuant to ASC 810 as of September 30, 2023 and December 31, 2022, respectively. Also includes $187.3 million and $198.9 million of non-controlling interests in the consolidated entities which hold certain of these CMBS as of September 30, 2023 and December 31, 2022, respectively.
(2)Includes $40.6 million and $42.8 million of non-controlling interests in the consolidated entities which hold certain debt balances as of September 30, 2023 and December 31, 2022, respectively.
(3)Includes $36.0 million and $39.1 million of servicing rights intangibles eliminated in consolidation against VIE assets pursuant to ASC 810 as of September 30, 2023 and December 31, 2022, respectively.
(4)Includes $14.6 million and $13.5 million of investments in unconsolidated entities eliminated in consolidation against VIE assets pursuant to ASC 810 as of September 30, 2023 and December 31, 2022, respectively.

Our REIS Equity Portfolio, as described in Note 6 to the Condensed Consolidated Financial Statements, had the following characteristics based on carrying values as of September 30, 2023 and December 31, 2022, respectively:

Property Type	September 30, 2023	December 31, 2022
Retail	48.1%	49.3%
Office	34.3%	29.6%
Mixed Use	14.5%	11.7%
Hotel	3.1%	2.6%
Multifamily	—%	6.8%
	100.0%	100.0%

Geographic Location	September 30, 2023	December 31, 2022
Mid Atlantic	26.4%	21.9%
West	26.0%	22.0%
North East	22.8%	28.8%
Midwest	14.6%	12.2%
South West	10.2%	6.8%
South East	—%	8.3%
	100.0%	100.0%

New Credit Facilities and Amendments
Refer to Note 10 of our Condensed Consolidated Financial Statements for a detailed discussion of new credit facilities and amendments to existing credit facilities executed since December 31, 2022.
Secured Borrowings
The following table is a summary of our secured borrowings as of September 30, 2023 (dollars in thousands):

	Current Maturity		Extended Maturity (a)		Weighted Average Pricing		Pledged Asset Carrying Value		Maximum Facility Size		Outstanding Balance		Approved but Undrawn Capacity (b)	Unallocated Financing Amount (c)
Repurchase Agreements:
Commercial Loans	Oct 2023 to Jun 2028	(d)	Oct 2025 to Dec 2030	(d)	Index + 2.02%	(e)	$10,197,141		$12,039,568	(f)	$6,768,758		$829,501	$4,441,309
Residential Loans	Dec 2023 to Sep 2025		Mar 2024 to Sep 2025		SOFR + 1.97%		2,509,325		3,200,000		2,321,057		72	878,871
Infrastructure Loans	Sep 2024		Sep 2026		SOFR + 2.07%		397,130		650,000		333,119		—	316,881
Conduit Loans	Dec 2023 to Jun 2026		Dec 2024 to Jun 2027		SOFR + 2.07%		68,058		388,937		53,059		—	335,878
CMBS/RMBS	Jun 2024 to Apr 2032	(g)	Sep 2024 to Oct 2032	(g)	(h)		1,481,324		1,061,603		757,089	(i)	51,125	253,389
Total Repurchase Agreements							14,652,978		17,340,108		10,233,082		880,698	6,226,328
Other Secured Financing:
Borrowing Base Facility	Nov 2024		Oct 2026		SOFR + 2.11%		47,724		750,000	(j)	3,920		39,500	706,580
Commercial Financing Facilities	Dec 2023 to Aug 2028		Jul 2025 to Dec 2030		Index + 2.16%		502,694		553,319	(k)	355,962		—	197,357
Infrastructure Financing Facilities	Jun 2025 to Oct 2025		Jun 2027 to Jul 2032		Index + 2.14%		857,350		1,550,000		608,847		70,786	870,367
Property Mortgages - Fixed rate	Oct 2025 to Oct 2027	(l)	N/A		4.40%		326,161		224,898		224,898		—	—
Property Mortgages - Variable rate	Nov 2024 to Dec 2027		N/A		(m)		965,870		849,328		846,946		—	2,382
Term Loans and Revolver	(n)		N/A		(n)		N/A	(n)	1,520,275		1,370,275		150,000	—
STWD 2022-FL3 CLO	Nov 2038		N/A		SOFR + 1.64%		1,009,424		842,500		842,500		—	—
STWD 2021-HTS SASB	Apr 2034		N/A		SOFR + 2.22%		231,293		210,091		210,091		—	—
STWD 2021-FL2 CLO	Apr 2038		N/A		SOFR + 1.50%		1,288,073		1,077,375		1,077,375		—	—
STWD 2019-FL1 CLO	Jul 2038		N/A		SOFR + 1.50%		747,484		578,016		578,016		—	—
STWD 2021-SIF2 CLO	Jan 2033		N/A		SOFR + 1.89%		513,296		410,000		410,000		—	—
STWD 2021-SIF1 CLO	Apr 2032		N/A		SOFR + 2.07%		513,618		410,000		410,000		—	—
Total Other Secured Financing							7,002,987		8,975,802		6,938,830		260,286	1,776,686
							$21,655,965		$26,315,910		$17,171,912		$1,140,984	$8,003,014
Unamortized net discount											(24,254)
Unamortized deferred financing costs											(71,503)
											$17,076,155
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
(e)Certain facilities with an outstanding balance of $2.7 billion as of September 30, 2023 are indexed to EURIBOR, BBSY, SARON and SONIA. The remainder are indexed to SOFR.
(f)Certain facilities with an aggregate initial maximum facility size of $11.9 billion may be increased to $12.0 billion, subject to certain conditions. The $12.0 billion amount includes such upsizes.
(g)Certain facilities with an outstanding balance of $348.0 million as of September 30, 2023 carry a rolling 11-month or 12-month term which may reset monthly or quarterly with the lender's consent. These facilities carry no maximum facility size.
(h)A facility with an outstanding balance of $259.5 million as of September 30, 2023 has a weighted average fixed annual interest rate of 3.27%. All other facilities are variable rate with a weighted average rate of SOFR + 2.21%.

(i)Includes: (i) $259.5 million outstanding on a repurchase facility that is not subject to margin calls; and (ii) $40.6 million outstanding on one of our repurchase facilities that represents the 49% pro rata share owed by a non-controlling partner in a consolidated joint venture (see Note 15 to the Condensed Consolidated Financial Statements).
(j)The maximum facility size as of September 30, 2023 of $450.0 million may be increased to $750.0 million, subject to certain conditions.
(k)Certain facilities with an aggregate initial maximum facility size of $453.3 million may be increased to $553.3 million, subject to certain conditions. The $553.3 million amount includes such upsizes.
(l)The weighted average maturity is 3.8 years as of September 30, 2023.
(m)Includes a $600.0 million first mortgage and mezzanine loan secured by our Medical Office Portfolio. This debt has a weighted average interest rate of SOFR + 2.07% that we swapped to a fixed rate of 3.34%. The remainder have a weighted average rate of SOFR + 3.36%.
(n)Consists of: (i) a $774.8 million term loan facility that matures in July 2026, of which $384.0 million has an annual interest rate of SOFR + 2.60% and $390.8 million has an annual interest rate of SOFR + 3.35%, subject to a 0.75% SOFR floor, (ii) a $150.0 million revolving credit facility that matures in April 2026 with an annual interest rate of SOFR + 2.60%, and (iii) a $595.5 million term loan facility that matures in November 2027, with an annual interest rate of SOFR + 3.25%, subject to a 0.50% SOFR floor. These facilities are secured by the equity interests in certain of our subsidiaries which totaled $5.7 billion as of September 30, 2023.

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

Quarter Ended	Quarter-End Balance	Weighted-Average Balance During Quarter	Variance
December 31, 2022	18,299,267	18,084,425	214,842
March 31, 2023	18,630,290	18,331,322	298,968
June 30, 2023	18,263,851	18,625,814	(361,963)
September 30, 2023	17,171,912	17,506,017	(334,105)
Borrowings under Unsecured Senior Notes
During the three months ended September 30, 2023 and 2022, the weighted average effective borrowing rate on our unsecured senior notes was 5.1% and 4.7%, respectively. During the nine months ended September 30, 2023 and 2022, the weighted average effective borrowing rate on our unsecured senior notes was 4.7% and 4.8%, respectively. The effective borrowing rate includes the effects of underwriter purchase discount.
Refer to Note 11 to the Condensed Consolidated Financial Statements for further disclosure regarding the terms of our unsecured senior notes.

Scheduled Principal Repayments on Investments and Overhang on Financing Facilities
The following scheduled and/or projected principal repayments on our investments were based on amounts outstanding and extended contractual maturities of those investments as of September 30, 2023. The projected and/or required repayments of financing were based on the earlier of (i) the extended contractual maturity of each credit facility or (ii) the extended contractual maturity of each of the investments that have been pledged as collateral under the respective credit facility (amounts in thousands):

	Scheduled Principal Repayments on Loans and HTM Securities	Scheduled/Projected Principal Repayments on RMBS and CMBS	Projected/Required Repayments of Financing	Scheduled Principal Inflows Net of Financing Outflows
Fourth Quarter 2023	$679,868	$3,316	$(803,316)	$(120,132)
First Quarter 2024	177,632	2,981	(572,837)	(392,224)
Second Quarter 2024	298,082	36,753	(426,191)	(91,356)
Third Quarter 2024	264,820	6,410	(854,335)	(583,105)	(1)
Total	$1,420,402	$49,460	$(2,656,679)	$(1,186,817)
__________________________________________________

(1)Shortfall primarily relates to (i) $345.8 million of repayments under a securities repurchase facility which carries a rolling 12-month term that we have historically extended, and intend to continue to extend with lender’s consent and (ii) $309.7 million of repayments under a Residential Loans repurchase facility which carries a rolling 12-month term that we intend to extend with lender’s consent.
In the normal course of business, the Company is in discussions with its lenders to extend, amend or replace any financing facilities which contain near term expirations.
Issuances of Equity Securities
We may raise funds through capital market transactions by issuing capital stock. There can be no assurance, however, that we will be able to access the capital markets at any particular time or on any particular terms. We have authorized 100,000,000 shares of preferred stock and 500,000,000 shares of common stock. At September 30, 2023, we had 100,000,000 shares of preferred stock available for issuance and 186,784,583 shares of common stock available for issuance.
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

The Company’s board of directors declared the following dividends during the nine months ended September 30, 2023:

Declaration Date	Record Date	Payment Date	Amount	Frequency
9/15/23	9/30/23	10/16/23	$0.48	Quarterly
6/15/23	6/30/23	7/17/23	$0.48	Quarterly
3/16/23	3/31/23	4/14/23	$0.48	Quarterly
Contractual Obligations and Commitments
Our material contractual obligations and commitments as of September 30, 2023 are as follows (amounts in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Secured financings (a)	$13,643,930	$1,514,653	$3,874,325	$6,452,087	$1,802,865
CLOs and SASB (b)	3,527,982	419,851	2,543,931	450,944	113,256
Unsecured senior notes	2,480,750	300,000	1,300,000	880,750	—
Future loan commitments:
Commercial Lending (c)	1,415,903	1,018,174	397,729	—	—
Infrastructure Lending (d)	167,338	150,351	14,876	2,111	—
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

(c)Excludes $382.8 million of loan funding commitments in which management projects the Company will not be obligated to fund in the future due to repayments made by the borrower earlier than, or in excess of, expectations.

(d)Represents contractual commitments of $121.1 million under revolvers and letters of credit and $46.2 million under delayed draw term loans.
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
We seek to further manage credit risk associated with our Investing and Servicing Segment loans held-for-sale through the purchase of credit instruments. The following table presents our credit instruments as of September 30, 2023 and December 31, 2022 (dollars in thousands):

	Face Value of Loans Held-for-Sale	Aggregate Notional Value of Credit Instruments	Number of Credit Instruments
September 30, 2023	$107,997	$49,000	3
December 31, 2022	$23,900	$49,000	3

Interest Rate Risk
Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. We are subject to interest rate risk in connection with our investments and the related financing obligations. In general, we seek to match the interest rate characteristics of our investments with the interest rate characteristics of any related financing obligations such as repurchase agreements, bank credit facilities, term loans, revolving facilities and securitizations. In instances where the interest rate characteristics of an investment and the related financing obligation are not matched, we mitigate such interest rate risk through the utilization of interest rate derivatives of the same duration. The following table presents financial instruments where we have utilized interest rate derivatives to hedge interest rate risk and the related interest rate derivatives as of September 30, 2023 and December 31, 2022 (dollars in thousands):

	Face Value of Hedged Instruments	Aggregate Notional Value of Credit Instruments	Number of Credit Instruments
Instrument hedged as of September 30, 2023
Loans held-for-sale	$3,062,533	$3,574,500	48
RMBS, available-for-sale	193,946	85,000	2
CMBS, fair value option	82,833	58,800	2
HTM debt securities	10,169	10,169	1
Secured financing agreements	738,909	1,356,115	8
Unsecured senior notes	1,000,000	970,000	2
	$5,088,390	$6,054,584	63
Instrument hedged as of December 31, 2022
Loans held-for-sale	$3,116,815	$2,718,900	36
RMBS, available-for-sale	202,818	85,000	2
CMBS, fair value option	42,793	58,800	2
HTM debt securities	12,005	12,005	1
Secured financing agreements	681,823	1,471,446	9
Unsecured senior notes	1,000,000	970,000	2
	$5,056,254	$5,316,151	52
The following table summarizes the estimated annual change in net investment income for our variable rate investments and our variable rate debt assuming increases or decreases in SOFR or other applicable index rates and adjusted for the effects of our interest rate hedging activities (amounts in thousands):

Income (Expense) Subject to Interest Rate Sensitivity	Variable rate investments and indebtedness (1)	1.00% Decrease	0.50% Decrease	0.50% Increase	1.00% Increase
Investment income from variable rate investments	$17,586,291	$(175,119)	$(87,559)	$87,559	$175,119
Interest expense from variable rate debt, net of interest rate derivatives	(12,600,417)	128,429	63,042	(63,042)	(126,083)
Net investment income from variable rate instruments	$4,985,874	$(46,690)	$(24,517)	$24,517	$49,036
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
The following table represents our assets and liabilities that are denominated in Pounds Sterling (“GBP”), Euros (“EUR”), Australian dollars (“AUD”) and Swiss Francs (“CHF”), as well as our expected future net interest receipts (amounts in thousands):

	September 30, 2023
	GBP	EUR	AUD		CHF
Foreign currency assets	£1,701,519	€1,062,588	A$	1,873,226	Fr.	64,138
Foreign currency liabilities	(1,256,025)	(366,396)	(1,342,800)		(47,486)
Foreign currency contracts - notional, net	(526,407)	(779,060)	(691,010)		(20,891)
Subtotal (1)	£(80,913)	€(82,868)	A$	(160,584)	Fr.	(4,239)
______________________________________________________________________________________________________________________

(1)     Primarily relates to expected net interest cash flows on the respective assets and liabilities over their term.

Substantially all of our net asset exposure to the GBP, EUR, AUD and CHF has been hedged with foreign currency forward contracts as of September 30, 2023, as indicated in the table above. Refer to Note 13 of the Condensed Consolidated Financial Statements for further detail regarding our foreign currency derivatives and their contractual maturities.

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
Changes in Internal Control Over Financial Reporting. No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.    Legal Proceedings.
Currently, no material legal proceedings are pending or, to our knowledge, threatened or contemplated against us, that could have a material adverse effect on our business, financial position or results of operations.
Item 1A. Risk Factors.
There have been no material changes to the risk factors previously disclosed in our Form 10-K.
Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
There were no unregistered sales of securities or issuer purchases of equity securities during the three months ended September 30, 2023.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, except as follows:
On September 28, 2023, Jeffrey F. DiModica, the President of the Company, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c). Mr. DiModica’s trading plan provides for the sale of up to a maximum of 100,000 shares of Company common stock at price and volume thresholds set forth in the plan during specified trading periods between December 26, 2023 and June 28, 2024, the plan's termination date.

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

STARWOOD PROPERTY TRUST, INC.

Date: November 8, 2023	By:	/s/ BARRY S. STERNLICHT
Barry S. Sternlicht Chief Executive Officer Principal Executive Officer

Date: November 8, 2023	By:	/s/ RINA PANIRY
Rina Paniry Chief Financial Officer, Treasurer, Chief Accounting Officer and Principal Financial Officer