Form 10-K
period 2023-12-31
STARWOOD PROPERTY TRUST, INC.
filed 2024-02-22
CIK 1465128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Emerging growth company ☐
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2023, the aggregate market value of the voting stock held by non-affiliates was $5.7 billion based on the reported last sale price of our common stock on June 30, 2023. Shares of our common stock held by affiliates, which includes officers and directors of the registrant, have been excluded from this calculation. This calculation does not reflect a determination that persons are affiliates for any other purposes.
The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of February 16, 2024 was 313,375,899.
DOCUMENTS INCORPORATED BY REFERENCE
Documents Incorporated By Reference: The information required by Part III of this Form 10-K, to the extent not set forth herein or by amendment, is incorporated by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or prior to April 29, 2024.

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
•national and local economic and business conditions, including as a result of the impact of public health emergencies;
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

Summary Risk Factors
We are subject to a number of risks that, if realized, could have a material adverse effect on our business, financial condition, results of operations, liquidity, the market price of our common stock and our ability to make distributions to our stockholders. Some of our more significant challenges and risks include, but are not limited to, the following, which are described in greater detail below:
•We are dependent on Starwood Capital Group Global, L.P. (“Starwood Capital Group"), including its affiliate, SPT Management, LLC (our “Manager”) and their key personnel, who provide services to us through a management agreement, and we may not find a suitable replacement for our Manager and Starwood Capital Group if the management agreement is terminated, or for these key personnel if they leave Starwood Capital Group or otherwise become unavailable to us.
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
•The commercial mortgage loans we originate or acquire and the mortgage loans underlying our commercial mortgage-backed securities (“CMBS”) investments are subject to the ability of the commercial property owner to generate net income from operating the property, as well as the risks of delinquency and foreclosure.
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
•The residential loans that we may acquire, and that underlie the residential mortgage-backed securities (“RMBS”) we acquire, are subject to risks particular to investments secured by mortgage loans on residential property. These risks are heightened because we may purchase non-performing loans.
•Prepayment rates may adversely affect the value of our investment portfolio.
•Some of our portfolio investments are recorded at fair value and, as a result, there is uncertainty as to the value of these investments. We may experience a decline in the fair value of our assets.
•Investments outside the U.S. that are denominated in foreign currencies subject us to foreign currency risks and to the uncertainty of foreign laws and markets, which may adversely affect our distributions and our real estate investment trust (“REIT”) status.
•We invest in equity interests in commercial real estate assets, which subjects us to the general risks of owning commercial real estate.
•We have sponsored, and purchased the more junior securities of, collateralized loan obligations (“CLOs”) and such instruments involve significant risks, including that these securities receive distributions from the CLO only if the CLO generates enough income to first pay all the investors holding senior tranches and all CLO expenses.
•We are subject to the risks of investing in project finance investments, many of which are outside our control, and that may negatively impact our business and financial results.
•The investment portfolio of our Infrastructure Lending Segment is concentrated in the power industry and, to a lesser extent, the midstream oil and gas industry, which subjects the portfolio to more risks than if the investments were more diversified. The power and oil and gas industries are subject to extensive regulation, which could adversely impact the business and financial performance of the projects to which our infrastructure loans relate.

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
•Cybersecurity risks could result in the loss of data, interruptions in our business, damage to our reputation, and result in increased costs and financial losses that could have a material adverse effect on our business and results of operations.
The above list is not exhaustive, and we face additional challenges and risks. Please carefully consider all of the information in this Form 10-K, including the risk factors set forth in Part I - Item 1A. Risk Factors.

PART I
Item 1. Business.
The following description of our business should be read in conjunction with the information included elsewhere in this Form 10‑K for the year ended December 31, 2023. This discussion contains forward‑looking statements that involve risks and uncertainties. Actual results could differ significantly from the results discussed in the forward‑looking statements due to the factors set forth in “Risk Factors” and elsewhere in this Form 10‑K. References in this Form 10‑K to “we,” “our,” “us,” or the “Company” refer to Starwood Property Trust, Inc. and its subsidiaries.
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

We have four reportable business segments as of December 31, 2023 and we refer to the investments within these segments as our target assets:
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
We are organized as a holding company and conduct our business primarily through our various wholly-owned subsidiaries. We are externally managed and advised by SPT Management, LLC (our “Manager”) pursuant to the terms of a management agreement. Our Manager is controlled by Barry Sternlicht, our Chairman and Chief Executive Officer. Our Manager is an affiliate of Starwood Capital Group Global, L.P. (“Starwood Capital Group”), a privately-held private equity firm founded by Mr. Sternlicht.
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
•utilizing the skills, expertise, and contacts developed by our Manager over the past 32 years as one of the premier global real estate investment managers to: (i) correctly anticipate trends and identify attractive risk-adjusted investment opportunities in U.S., European and Australian real estate markets; and (ii) expand and diversify our presence in various asset classes, including:
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
•Infrastructure loans: senior secured project finance loans and senior secured project finance investment securities secured by power generation facilities and midstream, downstream and upstream oil and gas assets; and
•Net leases: commercial properties subject to net leases, which leases typically have longer terms than gross leases, require tenants to pay substantially all of the operating costs associated with the properties and often have contractually specified rent increases throughout their terms.
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
Commercial and Residential Lending Segment
The following table sets forth the amount of each category of investments we owned across various property types within our Commercial and Residential Lending Segment as of December 31, 2023 and 2022 (dollars in thousands):

	Face Amount	Carrying Value		Asset Specific Financing	Net Investment	Unlevered Return on Asset (6)
December 31, 2023
First mortgages (1)	$14,996,627	$14,947,446		$10,223,439	$4,724,007	9.4%
Subordinated mortgages (2)	76,882	76,560		—	76,560	16.0%
Mezzanine loans (1)	274,899	273,146		—	273,146	14.0%
Other loans	71,843	71,012		—	71,012	12.5%
Loans held-for-sale, fair value option, residential	2,909,126	2,604,594		2,286,070	318,524	4.5%	(5)
RMBS, available-for-sale	191,916	102,368		18,638	83,730	10.1%
RMBS, fair value option	326,274	449,909	(3)	147,428	302,481	19.6%
HTM debt securities (4)	592,542	590,274		133,142	457,132	10.1%
Credit loss allowance	N/A	(301,837)		—	(301,837)
Equity security	9,226	8,340		—	8,340
Investments in unconsolidated entities	N/A	19,151		—	19,151
Properties, net	N/A	431,155		234,889	196,266
	$19,449,335	$19,272,118		$13,043,606	$6,228,512

December 31, 2022
First mortgages (1)	$15,638,781	$15,552,875		$10,883,417	$4,669,458	8.2%
Subordinated mortgages (2)	72,118	71,100		—	71,100	14.6%
Mezzanine loans (1)	442,339	445,363		—	445,363	14.1%
Other loans	59,393	58,393		—	58,393	12.0%
Loans held-for-sale, fair value option, residential	3,092,915	2,763,458		2,155,078	608,380	4.5%	(5)
RMBS, available-for-sale	202,818	113,386		74,798	38,588	11.0%
RMBS, fair value option	326,274	423,183	(3)	166,560	256,623	12.1%
CMBS, fair value option	102,900	97,218	(3)	49,798	47,420	8.4%
HTM debt securities (4)	603,497	607,438		133,143	474,295	9.4%
Credit loss allowance	N/A	(88,973)		—	(88,973)
Equity security	11,057	9,840		—	9,840
Investments in unconsolidated entities	N/A	25,326		—	25,326
Properties, net	N/A	463,492		204,387	259,105
	$20,552,092	$20,542,099		$13,667,181	$6,874,918
__________________________________________
(1)First mortgages include first mortgage loans and any contiguous mezzanine loan components because as a whole, the expected credit quality of these loans is more similar to that of a first mortgage loan. The application of this methodology resulted in mezzanine loans with carrying values of $1.0 billion and $1.3 billion being classified as first mortgages as of December 31, 2023 and 2022, respectively.
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
As of December 31, 2023 and 2022, our Commercial and Residential Lending Segment’s investment portfolio, excluding residential loans, RMBS, properties and other investments, had the following characteristics based on carrying values:

Collateral Property Type	December 31, 2023	December 31, 2022
Multifamily	37.1%	33.3%
Office	22.4%	23.1%
Hotel	14.3%	16.5%
Industrial	8.0%	6.0%
Mixed Use	7.2%	9.7%
Residential	1.7%	1.8%
Retail	1.4%	1.6%
Other	7.9%	8.0%
	100.0%	100.0%

Geographic Location	December 31, 2023	December 31, 2022
U.S. Regions:
North East	16.4%	16.0%
South East	16.3%	16.7%
South West	15.2%	15.6%
Mid Atlantic	9.7%	9.3%
West	8.9%	10.3%
Midwest	2.4%	2.7%
International:
United Kingdom	12.9%	13.8%
Other Europe	8.1%	6.4%
Australia	8.2%	7.4%
Bahamas/Bermuda	1.9%	1.8%
	100.0%	100.0%

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
As of December 31, 2023, commercial loans held‑for‑investment and HTM securities had a weighted‑average expected maturity of 2.8 years, calculated assuming all extension options are exercised by the borrower, although our loans may be repaid prior to such date.

Infrastructure Lending Segment

The following table sets forth the amount of each category of investments we owned within our Infrastructure Lending Segment as of December 31, 2023 and 2022 (dollars in thousands):

	Face Amount	Carrying Value	Asset Specific Financing	Net Investment	Unlevered Return on Asset (1)
December 31, 2023
First priority infrastructure loans and HTM securities	$2,589,481	$2,535,047	$1,905,319	$629,728	10.0%
Credit loss allowance	N/A	(20,345)	—	(20,345)
Investments in unconsolidated entities	N/A	52,691	—	52,691
	$2,589,481	$2,567,393	$1,905,319	$662,074

December 31, 2022
First priority infrastructure loans and HTM securities	$2,474,994	$2,432,758	$1,856,692	$576,066	9.1%
Credit loss allowance	N/A	(13,622)	—	(13,622)
Investments in unconsolidated entities	N/A	47,078	—	47,078
	$2,474,994	$2,466,214	$1,856,692	$609,522
__________________________________________
(1)Calculated using applicable index rates for variable rate investments as of the respective period end and excludes loans for which interest income is not recognized. In addition to cash coupon, unlevered return includes the amortization of deferred purchase discounts.

As of December 31, 2023 and 2022, our Infrastructure Lending Segment’s investment portfolio had the following characteristics based on carrying values:

Collateral Type	December 31, 2023	December 31, 2022
Power	55.1%	61.2%
Oil & gas - midstream	35.0%	30.8%
Oil & gas - downstream	7.0%	6.7%
Oil & gas - upstream	1.0%	—%
Other	1.9%	1.3%
	100.0%	100.0%

Geographic Location	December 31, 2023	December 31, 2022
U.S. Regions:
North East	32.5%	39.0%
South West	27.6%	21.9%
Midwest	19.4%	21.9%
South East	10.1%	7.4%
West	4.3%	4.6%
Mid-Atlantic	1.7%	1.8%
Other	2.0%	2.1%
International:
United Kingdom	2.0%	0.8%
Mexico	0.4%	0.5%
	100.0%	100.0%

As of December 31, 2023, the Infrastructure Lending Segment’s first priority infrastructure loans and HTM securities had a weighted‑average contractual maturity of 3.9 years.

Property Segment

The following table sets forth the amount of each category of investments held within our Property Segment as of December 31, 2023 and 2022 (amounts in thousands):

	December 31, 2023	December 31, 2022
Properties, net	$555,455	$864,778
Properties held-for-sale, net	290,937	—
Lease intangibles, net	24,560	28,470
Woodstar Fund	2,012,833	1,761,002
	$2,883,785	$2,654,250

The following table sets forth our net investment and other information regarding the Property Segment’s properties and lease intangibles as of December 31, 2023 (dollars in thousands):

	Carrying Value	Asset Specific Financing	Net Investment	Occupancy Rate	Weighted Average Remaining Lease Term
Office—Medical Office Portfolio	$778,195	$598,350	$179,845	88.3%	5.5 years
Retail—Master Lease Portfolio (held-for-sale)	343,790	193,691	150,099	100.0%	18.3 years
Subtotal—undepreciated carrying value	1,121,985	792,041	329,944
Accumulated depreciation and amortization	(251,033)	—	(251,033)
Net carrying value	$870,952	$792,041	$78,911

See Notes 7 and 8 to the Consolidated Financial Statements for a description of the above-referenced Property Segment Portfolios and Woodstar Fund.

As of December 31, 2023 and 2022, our Property Segment’s investment portfolio had the following geographic characteristics based on carrying values:

Geographic Location	December 31, 2023	December 31, 2022
South East	82.8%	81.2%
South West	4.7%	5.2%
Midwest	4.7%	5.0%
North East	4.2%	4.7%
West	3.6%	3.9%
	100.0%	100.0%

Refer to Schedule III included in Item 8 of this Form 10‑K for a detailed listing of the properties held by the Company, including their respective geographic locations.

Investing and Servicing Segment
The following table sets forth the amount of each category of investments we owned within our Investing and Servicing Segment as of December 31, 2023 and 2022 (amounts in thousands):

	Face Amount	Carrying Value		Asset Specific Financing		Net Investment
December 31, 2023
CMBS, fair value option	$2,729,194	$1,147,550	(1)	$401,059	(2)	$746,491
Intangible assets - servicing rights	N/A	57,249	(3)	—		57,249
Lease intangibles, net	N/A	6,155		—		6,155
Loans held-for-sale, fair value option, commercial	45,400	41,043		26,014		15,029
Loans held-for-investment	9,200	9,200		—		9,200
Investments in unconsolidated entities	N/A	33,134	(4)	—		33,134
Properties, net	N/A	59,774		68,784		(9,010)
	$2,783,794	$1,354,105		$495,857		$858,248
December 31, 2022
CMBS, fair value option	$2,753,810	$1,165,628	(1)	$405,665	(2)	$759,963
Intangible assets - servicing rights	N/A	56,848	(3)	—		56,848
Lease intangibles, net	N/A	8,791		—		8,791
Loans held-for-sale, fair value option, commercial	23,900	21,136		7,519		13,617
Loans held-for-investment	9,577	9,577		—		9,577
Investments in unconsolidated entities	N/A	33,030	(4)	—		33,030
Properties, net	N/A	121,716		130,072		(8,356)
	$2,787,287	$1,416,726		$543,256		$873,470
______________________________________________
(1)Includes $1.13 billion and $1.15 billion of CMBS eliminated in consolidation against VIE liabilities pursuant to ASC 810 as of December 31, 2023 and 2022, respectively. Also includes $177.3 million and $198.9 million of non-controlling interests in the consolidated entities which hold certain of these CMBS as of December 31, 2023 and 2022, respectively.
(2)Includes $33.0 million and $42.8 million of non-controlling interests in the consolidated entities which hold certain debt balances as of December 31, 2023 and 2022, respectively.
(3)Includes $37.9 million and $39.1 million of servicing rights intangibles eliminated in consolidation against VIE assets pursuant to ASC 810 as of December 31, 2023 and 2022, respectively.
(4)Includes $14.6 million and $13.5 million of investments in unconsolidated entities eliminated in consolidation against VIE assets pursuant to ASC 810 as of December 31, 2023 and 2022, respectively.
As of December 31, 2023, the Investing and Servicing Segment’s CMBS had a weighted-average expected maturity of 5.6 years.

Our Investing and Servicing Segment Property Portfolio (the “REIS Equity Portfolio”), as described in Note 7 to the Consolidated Financial Statements, had the following characteristics based on carrying values as of December 31, 2023 and 2022, respectively:

Property Type	December 31, 2023	December 31, 2022
Office	46.1%	29.6%
Retail	29.7%	49.3%
Mixed Use	20.0%	11.7%
Hotel	4.2%	2.6%
Multifamily	—%	6.8%
	100.0%	100.0%

Geographic Location	December 31, 2023	December 31, 2022
West	35.3%	22.0%
North East	30.8%	28.8%
Midwest	19.9%	12.2%
South West	14.0%	8.3%
Mid Atlantic	—%	21.9%
South East	—%	6.8%
	100.0%	100.0%

Regulation
We have elected, and are organized and conduct our operations, to qualify as a REIT under the Code, as further described below. As such, we will generally not be subject to U.S. federal corporate income tax on the portion of our net income that is distributed to stockholders if we distribute at least 90% of our taxable income to our stockholders by prescribed dates and comply with various other requirements imposed by the Code. We also conduct our business so that neither we nor any of our subsidiaries are required to register as an investment company under the 1940 Act. So long as we qualify for an exemption from registration under the 1940 Act, we are not subject to leverage and other restrictions imposed on registered investment companies.
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
Human Capital Resources
As of December 31, 2023, the Company had 293 full-time employees, the majority of which are real estate professionals located throughout the U.S. The Company strives to be an employer of choice, and is therefore highly focused on creating and maintaining best in class recruitment, retention and compensation programs and a culture designed to encourage performance, integrity and well-being. The Company believes that its competitive compensation, outstanding benefits, training opportunities and stimulating work environment help attract and retain people with exceptional financial and real estate skills.
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
Excluding our operating subsidiaries, we do not have any employees except for Rina Paniry, our Chief Financial Officer, Treasurer and Chief Accounting Officer, whom Starwood Capital Group has seconded to us exclusively. Ms. Paniry is also an employee of other entities affiliated with our Manager and, as a result, is subject to potential conflicts of interest in service as our employee and as an employee of such entities.
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
Risks Related to Our Company
We are subject to risk associated with pandemics, epidemics or other public health crises, including the COVID-19 pandemic, which may have a material adverse effect on our business. The nature and extent of future impacts are highly uncertain and unpredictable.
We are subject to risks associated with pandemics, epidemics or other public health crises, including the COVID-19 pandemic. While many countries around the world have removed the restrictions taken in response to the COVID-19 pandemic and the negative impacts of COVID-19 have significantly improved, the emergence of new variants of COVID-19 or another pandemic, epidemic or other public health crisis may result in new preventive measures taken by governmental authorities or others to alleviate the crisis, such as mandatory business closures, quarantines and restrictions on travel. Any such measures could adversely impact the economy globally or locally, including by leading to further economic slowdowns and additional volatility and disruption of financial markets. While COVID-19 case volumes have significantly decreased in the U.S. and other countries, the global outlook remains uncertain as case counts fluctuate and vaccination and booster rates remain relatively low in certain parts of the world. Our operations and financial performance, as well as the operations and financial performance of many of the borrowers underlying our real estate-related assets and tenants of our owned properties, could be materially and adversely impacted as the result of the future emergence of new variants of COVID-19, or another pandemic, epidemic or other public health crisis, and any related shutdowns or other significant business disruptions.

The scope and duration of any future pandemic, epidemic or other public health crisis, the pace at which government and other restrictions are imposed and lifted, the scope of additional actions taken to mitigate the spread of disease, global vaccination and booster rates, the speed and extent to which global or local markets recover from any such disruptions caused by such a public health crisis, and the impact of these factors on our business, financial condition, results of operations, liquidity, the market price of our common stock and our ability to make distributions to our stockholders would depend on future developments that would be highly uncertain and unpredictable.

To the extent any future pandemic, epidemic or other public health crisis, including the potential emergence of new variants of the COVID-19 virus, adversely affects economic conditions and our operations, it may also have the effect of heightening many of the other risks described in this Item 1A.

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
Accounting Standards Update 2016-13, “Financial Instruments—Credit Losses, Measurement of Credit Losses on Financial Instruments (Topic 326),” which replaced the “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the Current Expected Credit Loss model (“CECL”) became effective for us on January 1, 2020. Under the CECL model, we are required to provide allowances for credit losses on certain financial assets carried at amortized cost, such as loans held-for-investment and held-to-maturity debt securities, including related future funding commitments and accrued interest receivable. The measurement of expected credit losses is based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement takes place at the time the financial asset is first added to the balance sheet and updated quarterly thereafter. This differs significantly from the “incurred loss” model previously required under GAAP, which delayed recognition until it was probable a loss had been incurred. Accordingly, the adoption of the CECL model has materially affected, and will continue to materially affect, how we determine our credit loss provision and required us, and could continue to require us, to significantly increase our allowance and recognize provisions for credit losses earlier in the lending cycle. Moreover, the CECL model creates more volatility in the level of our credit loss provisions. If we are required to materially increase our future level of credit loss allowances for any reason, such increase could adversely affect our business, results of operations, liquidity and financial condition.
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
We currently have a significant amount of indebtedness outstanding. As of December 31, 2023, our total consolidated indebtedness was approximately $19.7 billion (excluding accounts payable, accrued expenses, other liabilities, VIE liabilities and unfunded commitments). Our outstanding indebtedness currently includes our credit agreements, our repurchase agreements, our CLOs, our SASB, our convertible senior notes, our senior notes and mortgage debt on certain investment properties. Subject to market conditions and availability, we may incur additional debt through bank credit facilities (including term loans and revolving facilities), repurchase agreements, warehouse facilities, structured financing arrangements, public and private debt issuances and derivative instruments, in addition to transaction or asset-specific funding arrangements. The percentage of leverage we employ varies depending on our available capital, our ability to obtain and access financing arrangements with lenders and the lenders’ and rating agencies’ estimate of the stability of our investment portfolio’s cash flow. Our governing documents contain no limitation on the amount of debt we may incur. We may significantly increase the amount of leverage we utilize at any time without approval of our board of directors. However, our secured debt agreements contain customary affirmative and negative covenants, including financial covenants, that in some cases restrict our total leverage (as defined therein). Moreover, the respective indentures governing our senior notes contain covenants that, subject to a number of exceptions and adjustments, among other things,  limit our ability to incur additional indebtedness and require that we maintain total unencumbered assets (as defined therein) of not less than 120% of the aggregate principal amount of our outstanding unsecured indebtedness (as defined therein). In addition, we may leverage individual assets at substantially higher levels. Incurring substantial debt subjects us to many risks that, if realized, would materially and adversely affect us, including the risk that:
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
Both U.S. and international markets have recently experienced significant inflationary pressures, and inflation rates in the U.S. may continue at elevated levels for the near-term. In addition, the Federal Reserve has raised, and may continue to raise, interest rates in an effort to curb inflation. These increases in interest rates and inflation have led, and may continue to lead, to economic volatility, increased borrowing costs, price increases and risks of recession in the U.S., globally, or both. Increased inflation and interest rates could have an adverse impact on us, as described above in this risk factor. In addition, we cannot assure you that our access to capital and other sources of funding will not become constrained, which could adversely affect the availability and terms of future borrowings, renewals or refinancings. Such future constraints could increase borrowing costs, which would make it more difficult or expensive to obtain additional financing or to refinance existing obligations and commitments, which could slow or deter future growth.

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
As of December 31, 2023, we had $380.8 million in principal amount of convertible senior notes outstanding. If a fundamental change within the meaning of our outstanding convertible senior notes occurs, holders of those convertible senior notes will have the right to require us to purchase for cash any or all of their notes. The fundamental change purchase price will equal 100% of the principal amount of the convertible senior notes to be purchased, plus accrued and unpaid interest thereon. In addition, upon conversion of the convertible senior notes, unless we elect to settle the conversion entirely in shares of our common stock, we will be required to make cash payments in respect of the convertible senior notes being converted. However, we may not have sufficient funds at the time we are required to purchase the convertible senior notes surrendered therefor or to make cash payments on the notes being converted, and we may not be able to arrange necessary financing on acceptable terms, if at all. If we were unable to raise necessary funding on acceptable terms or at all, our operating results and financial position could be negatively impacted if we were required to repurchase the notes or to pay cash upon conversion.
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
Our results of operations are materially affected by conditions in the real estate markets, the financial markets and the economy generally. Concerns about the real estate market, inflation, energy costs, geopolitical issues and the availability and cost of credit have contributed to increased volatility and diminished expectations for the economy and markets going forward, any of which could adversely affect our business and financial results.
The residential mortgage market has been affected by changes in the lending landscape, and there is no assurance that these conditions have stabilized or that they will not worsen. The disruption in the residential mortgage market has an impact on new demand for homes, which weigh on future home price performance. There is a strong inverse correlation between home price growth rates and mortgage loan delinquencies. In addition, the office sector has been adversely affected by a decrease in demand, including as a result of an increase in remote and hybrid working arrangements, and the retail sector continues to be adversely affected by the continued growth in e-commerce. Deterioration in the real estate market may cause us to experience losses related to our assets and to sell assets at a loss. Declines in the market values of our investments may adversely affect our results of operations and credit availability, which may reduce earnings and, in turn, cash available for distribution to our stockholders.
We have been and may continue to be adversely affected by trends in the office sector.
Remote and hybrid working arrangements, flexible work schedules, open workplaces, videoconferencing, and teleconferencing are becoming more common, and these trends accelerated as a result of the COVID-19 pandemic. These practices have and may continue to enable businesses to reduce their office space requirements. There is also an increasing trend among some businesses to utilize shared office spaces and co-working spaces. These trends have contributed to decreased overall demand for office space and, in turn, have place downward pressure on occupancy, rental rates and property valuations, each of which has and may continue to adversely affect our business, results of operations, liquidity and financial condition.
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
• a reduction in demand for commercial or multifamily properties, including, in the case of office properties, as a result of an increase in remote and hybrid working arrangements;

•    declines in regional or local real estate values;
•    declines in regional or local rental or occupancy rates;
•    increases in interest rates, real estate tax rates and other operating expenses;
•    costs of remediation and liabilities associated with environmental conditions;
•    the potential for uninsured or underinsured property losses;
•    changes in governmental laws and regulations, including fiscal policies, zoning ordinances and environmental legislation and the related costs of compliance; and
•    acts of God, terrorist attacks, pandemics, epidemics or other public health emergencies, natural disasters, global climate change, social unrest and civil disturbances.
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
The ownership of residential loans, including non-QMs, subjects us to legal, regulatory and other risks, including those arising under federal consumer protection laws and regulations designed to regulate residential loan underwriting and originators’ lending processes, standards and disclosures to borrowers. These laws and regulations include the Consumer Financial Protection Bureau’s (“CFPB”) TILA-RESPA Integrated Disclosure rule (also referred to as “TRID”), the “ability-to-repay” rules (“ATR Rules”) under the Truth-in-Lending Act and “qualified mortgage” regulations, in addition to various federal, state and local laws and regulations intended to discourage predatory lending practices by residential loan originators. The ATR Rules specify the characteristics of a “qualified mortgage” and two levels of presumption of compliance with the ATR Rules: a safe harbor and a rebuttable presumption for higher priced loans. The “safe harbor” under the ATR Rules applies to a covered transaction that meets the definition of “qualified mortgage” and is not a “higher-priced covered transaction.” For any covered transaction that meets the definition of a “qualified mortgage” and is not a “higher-priced covered transaction,” the creditor or assignee will be deemed to have complied with the ability-to-repay requirement and, accordingly, will be conclusively presumed to have made a good faith and reasonable determination of the consumer’s reasonable ability to repay. Creditors or assignees will have the benefit of a rebuttable presumption of compliance with the applicable ATR Rules if they have complied with the qualified mortgage characteristics of the ATR Rules other than the residential loan being higher-priced in excess of certain thresholds. Non-QMs are among the loan products that we may acquire that do not constitute qualified mortgages and, accordingly, do not have the benefit of either a safe harbor from liability under the ATR Rules or a rebuttable presumption of compliance with the ATR Rules. Application of certain standards set forth in the ATR Rules is highly subjective and subject to interpretive uncertainties. As a result, a court may determine that a residential loan did not meet the standard or test even if the originator reasonably believed such standard or test had been satisfied. Failure of residential loan originators or servicers to comply with these laws and regulations could subject us, as an assignee or purchaser of these loans (or as an investor in securities backed by these loans), to monetary penalties assessed by the CFPB through its administrative enforcement authority and by mortgagors through a private right of action against lenders or as a defense to foreclosure, including by recoupment or setoff of finance charges and fees collected, and could result in rescission of the affected residential loans, which could adversely impact our business and financial results. Such risks may be higher in connection with the acquisition of non-QMs. Borrowers under non-QMs may be more likely to challenge the analysis conducted under the ATR Rules by lenders. Even if a borrower does not succeed in the challenge, additional costs may be incurred in connection with challenging and defending such claims, which may be more costly in judicial foreclosure jurisdictions than in non-judicial foreclosure jurisdictions, and there may be more of a likelihood such claims are made since the borrower is already exposed to the judicial system to process the foreclosure.
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
•    acts of God, including, without limitation, earthquakes, hurricanes, pandemics, epidemics or other public health emergencies, other natural disasters and global climate change, which may result in uninsured losses;
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
•a reduction in demand for commercial or multifamily properties, including in the case of office properties as a result of an increase in remote and hybrid working arrangements;

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
•acts of God, including, without limitation, earthquakes, hurricanes, pandemics, epidemics or other public health emergencies, other natural disasters, global climate change, or acts of war or terrorism, in each case which may result in uninsured or underinsured losses; and
•decreases in the underlying value of real estate.
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
Our CLOs include certain interest coverage tests, overcollateralization coverage tests or other tests that, if not met, may result in a change in the priority of distributions, which may result in the reduction or elimination of distributions to the subordinate debt and equity tranches until the tests have been met or certain senior classes of securities have been paid in full. For example, even if no loan in the pool experiences a default, an appraisal reduction of a loan in the pool may cause the pool of loans in the applicable CLO not to meet certain of these tests. Accordingly, if such tests are not satisfied, we, as holders of the subordinate debt and equity interests in the applicable CLO, may experience a significant reduction in our cash flow from those interests.
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
For the Infrastructure Lending Segment to be successful, we must retain and motivate key employees, and failure to do so could seriously harm our business and financial results.  In addition, the success of the Infrastructure Lending Segment depends, in part, on our ability to leverage the capabilities of Lotus Infrastructure Partners and Starwood Oil and Gas.
The success of the Infrastructure Lending Segment largely depends on the skills, experience, industry contacts and continued efforts of management and other key personnel. As a result, for the Infrastructure Lending Segment to be successful, we must retain and motivate executives and other key employees.  Employees from the Infrastructure Lending Segment may experience uncertainty about their future roles with us until or after strategies relating to the Infrastructure Lending Segment are executed. In addition, the marketplace for infrastructure debt professionals is highly competitive and other infrastructure debt providers may seek to recruit our executives and other key employees. These circumstances may adversely affect our ability to retain executives of the Infrastructure Lending Segment and other key personnel. If we are unable to retain executives and other key employees, the roles and responsibilities of such executive officers and employees will need to be filled either by existing or new officers and employees, which may require us to devote time and resources to identifying, hiring and integrating replacements for the departed executives and employees that could otherwise be used to pursue business opportunities. Moreover, because the marketplace for infrastructure debt professionals is highly competitive, we may not be able to replace departing employees on a timely basis or at all without incurring significant expense.
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
•delays in completion,
•availability of land, building materials, energy, raw materials and transportation,
•availability of work force, management personnel and reliable contractors, and
•natural disasters (fire, drought, flood, earthquake, pandemics, epidemics or other public health emergencies), global climate change, war, civil unrest and strikes affecting contractors, suppliers or markets;
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
•licensing and permit requirements;
•increased environmental or other applicable regulations, including as it relates to global climate change;
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
The investment portfolio of our Infrastructure Lending Segment is concentrated in the power industry and, to a lesser extent, the midstream oil and gas industry, which subjects the portfolio to more risks than if the investments were more diversified.
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

In addition to investments focused in the power industry, our portfolio also contains a concentration of investments related to projects in the midstream oil and gas industry, which also subjects us to certain risks inherent in the midstream oil and gas industry.
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
The default of one or more of the infrastructure loans as a result of a downturn within the energy industry or the midstream oil and gas industry generally, could have a material adverse effect on our business, financial condition and results of operations.
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
The ongoing operation of a project underlying any of our infrastructure loans involves risks that include, among other things, the breakdown or failure of equipment or processes or performance below expected levels of output or efficiency due to wear and tear, latent defect, design error or operator error or force majeure events. In addition to natural risks such as earthquakes, floods, droughts, lightning, wildfires, hurricanes, wind, global climate change and pandemics, epidemics or other public health emergencies, other hazards, such as fire, explosion, structural collapse and machinery failure, acts of terrorism or related acts of war, hostile cyber intrusions or other catastrophic events are inherent risks in the operation of a project. These and other hazards can cause significant personal injury or loss of life, severe damage to and destruction of property, plant and equipment and contamination of, or damage to, the environment and suspension of operations. Operation of a project also involves risks that the operator will be unable to transport its product to its customers in an efficient manner due to a lack of transmission capacity. Unplanned outages of a project, including extensions of scheduled outages due to mechanical failures or other problems, occur from time to time. Unplanned outages typically increase operation and maintenance expenses and may reduce revenues. While a project typically maintains insurance, obtains warranties from vendors and obligates contractors to meet certain performance levels, the proceeds of such insurance, warranties or performance guarantees may not cover the lost revenues, increased expenses or liquidated damages payments should the project experience equipment breakdown or non-performance by contractors or vendors.  A project’s inability to operate its assets efficiently, manage capital expenditures and costs and generate earnings and cash flow could have a material adverse effect on the project company’s ability to repay the loan, which could result in its default.  A default on one or more of the infrastructure loans could have a material adverse effect on our business, financial condition and results of operations.
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
Following our acquisition of LNR in 2013, we became required to consolidate the assets and liabilities of certain CMBS pools in which we own the controlling class of subordinated securities into our financial statements, even though the value of the subordinated securities may represent a small interest relative to the size of the pool. Under GAAP, companies are required to consolidate VIEs in which they are determined to be the primary beneficiary. A VIE must be consolidated only by its primary beneficiary, which is defined as the party who, along with its affiliates and agents, has a potentially significant interest in the entity and controls the entity’s significant decisions. As a result of the foregoing, our financial statements are more complex and may be more difficult to understand than if we did not consolidate the CMBS pools.
Risks Related to Our Organization and Structure
Certain provisions of Maryland law could inhibit changes in control.
Certain provisions of the Maryland General Corporation Law (the “MGCL”) that are applicable to Maryland REITs, such as the Company, may have the effect of deterring a third party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then-prevailing market price of our common stock. We are subject to the “business combination” provisions of the MGCL that, subject to limitations, prohibit certain business combinations (including a merger, consolidation, share exchange or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities) between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of our then outstanding voting capital stock or an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of our then outstanding voting capital stock) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder. After the five-year prohibition, any business combination between us and an interested stockholder generally must be recommended by our board of directors and approved by the affirmative vote of at least (i) 80% of the votes entitled to be cast by holders of outstanding shares of our voting capital stock and (ii) two-thirds of the votes entitled to be cast by holders of voting capital stock of the corporation other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder. These super-majority voting requirements do not apply if our common stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. These provisions of the MGCL also do not apply to business combinations that are approved or exempted by a board of directors prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our board of directors has by resolution exempted business combinations between us and any other person, provided that such business combination is first approved by our board of directors (including a majority of our directors who are not affiliates or associates of such person).

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
We intend to continue to conduct our operations so that neither we nor any of our subsidiaries are required to register as an investment company under the Investment Company Act. Because we are a holding company that conducts our businesses primarily through wholly-owned subsidiaries, the securities issued by these subsidiaries that are excepted from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act, together with any other investment securities we own, may not have a combined value in excess of 40% of the value of our adjusted total assets on an unconsolidated basis. The term “investment securities” generally includes all securities except cash, investments in U.S. money market funds, U.S. government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exemption from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act. This requirement limits the types of businesses in which we may engage through our subsidiaries. In addition, the assets we and our subsidiaries may acquire are limited by the provisions of the Investment Company Act and the rules and regulations promulgated under the Investment Company Act, which may adversely affect our performance.
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
As with other provisions of the Investment Company Act, including Section 3(c)(5)(C), reliance on Sections 3(c)(5)(A) and/or 3(c)(5)(B) is based in large part on the nature of the assets held by the relevant entities, and we have analyzed the availability of Section 3(c)(5)(A) and/or 3(c)(5)(B) to certain of our subsidiaries in the Infrastructure Lending Segment based on guidance from the SEC staff on the types of assets that qualify an entity to rely on either exception.  However, the SEC guidance is somewhat limited in this area and the SEC may in the future issue additional guidance through no action letters or otherwise, and there can be no assurance that the assets of our subsidiaries in the Infrastructure Lending Segment will conform to such guidance.
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
The SEC has periodically solicited public comment on a wide range of issues relating to Section 3(c)(5)(C) of the Investment Company Act, including the nature of the assets that qualify for purposes of the exemption and whether mortgage REITs should be regulated in a manner similar to investment companies. The laws and regulations governing the Investment Company Act status of REITs, including the Division of Investment Management of the SEC providing more specific or different guidance regarding these exemptions, could change in a manner that adversely affects our operations. If we or our subsidiaries fail to maintain an exception or exemption from the Investment Company Act, we could, among other things, be required to (i) change the manner in which we conduct our operations to avoid being required to register as an investment company, (ii) effect sales of our assets in a manner that, or at a time when, we would not otherwise choose to do so, or (iii) register as an investment company (which, among other things, would require us to comply with the leverage constraints applicable to investment companies), any of which could negatively affect the value of our common stock, the sustainability of our business model and our ability to make distributions to our stockholders, which could, in turn, materially and adversely affect the market price of our common stock.
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
If we were to fail to qualify as a REIT in any taxable year, we would be subject to U.S. federal income tax and applicable state and local taxes, on our taxable income at regular corporate rates, and distributions made to our stockholders would not be deductible by us in computing our taxable income. In addition, we could possibly be subject to the corporate alternative minimum tax and the 1% excise tax on stock repurchases (and certain economically similar transactions), effective for taxable years beginning after December 31, 2022. Any such tax liability could be substantial and would reduce the amount of cash available for distribution to our stockholders, which in turn could have an adverse impact on the value of our common stock. Unless we were entitled to relief under certain Code provisions, we also would be disqualified from taxation as a REIT for the four taxable years following the year in which we failed to qualify as a REIT.

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
From time to time, we may generate taxable income greater than our income for financial reporting purposes prepared in accordance with GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may be required to accrue income from mortgage loans, MBS and other types of debt securities or interests in debt securities before we receive any payments of interest or principal on such assets. We may also acquire distressed debt investments that are subsequently modified by agreement with the borrower, or we may be required to amend other debt investments. If the amendments to the outstanding debt are “significant modifications” under the applicable U.S. Treasury regulations, the modified debt may be considered to have been reissued to us at a gain in a debt-for-debt exchange with the borrower, with gain recognized by us to the extent that the principal amount of the modified debt exceeds our cost of purchasing it prior to modification. In addition, we are generally required to recognize certain amounts in income no later than the time such amounts are reflected on our financial statements filed with the SEC.

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
Even if we remain qualified for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, taxes on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes, such as mortgage recording taxes. In addition, in order to continue to meet the REIT qualification requirements, prevent the recognition of certain types of non-cash income, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we may hold a significant amount of our assets through our TRSs or other subsidiary corporations that will be subject to corporate-level income tax at regular rates. In addition, although REITs are not subject to the corporate alternative minimum tax, a TRS may be subject to this tax if a TRS’s three-year average annual adjusted financial statement income exceeds $1 billion. Furthermore, if we lend money to a TRS, the TRS may be unable to deduct all or a portion of the interest paid to us, which could result in an even higher corporate-level tax liability. Any of these taxes would decrease cash available for distribution to our stockholders.
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
The “taxable mortgage pool” rules will increase the taxes that we, or our stockholders may, incur and limit our actions with respect to our taxable mortgage pools.
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
Cybersecurity risks could result in the loss of data, interruptions in our business, damage to our reputation, and result in increased costs and financial losses that could have a material adverse effect on our business and results of operations.
Our operations are dependent on information systems and technology, and we rely heavily on our financial, accounting, communications and other data processing systems. Such systems may fail to operate properly or become disabled as a result of tampering or a breach of the network security systems or otherwise. Our network systems and storage applications, and those systems and storage and other business applications maintained by our third party providers, may be subject to attempts to gain unauthorized access, breach, malfeasance or other system disruptions.

Cybersecurity incidents and cyber-attacks, ransomware attacks, and social engineering attempts (including business email compromise attacks) have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. There have been a number of recent highly publicized cases involving the dissemination, theft and destruction of corporate information as a result of a failure to follow procedures by employees or contractors or as a result of actions by a variety of third parties. There can be no assurance that the measures we take to ensure the integrity of our systems will provide protection, especially because cyberattack techniques used change frequently, may persist undetected over extended periods of time, and may not be mitigated in a timely manner to prevent or minimize the impact of an attack. The loss, disclosure or misappropriation of, or unauthorized access to, information or our failure to meet our obligations could result in legal claims or proceedings, penalties and remediation costs. See “Item 1C. Cybersecurity” in this Form 10-K for a discussion of how we address these cybersecurity risks.
We are subject to risks from natural disasters such as earthquakes and severe weather, including as the result of global climate changes, which may result in damage to our properties.
Natural disasters and severe weather such as earthquakes, tornadoes, hurricanes or floods may result in significant damage to the properties securing our loans or in which we invest. In addition, our investments may be exposed to new or increased risks and liabilities associated with global climate change, such as increased frequency or intensity of adverse weather and natural disasters, which could negatively impact our and our borrowers’ businesses and the value of the properties securing our loans or in which we invest. The extent of our or our borrowers’ casualty losses and loss in operating income in connection with such events is a function of the severity of the event and the total amount of exposure in the affected area. When we have geographic concentration of exposures, a single catastrophe (such as an earthquake) or destructive weather event (such as a hurricane) affecting a region may have a significant negative effect on our financial condition and results of operations. We may be materially and adversely affected by our exposure to losses arising from natural disasters or severe weather, including those associated with global climate change.
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
The stock markets, including the New York Stock Exchange (the “NYSE”), which is the exchange on which our common stock is listed, have experienced significant price and volume fluctuations. In the past, overall weakness in the economy and other factors have contributed to extreme volatility of the equity markets generally, including the market price of our common stock. As a result, the market price of our common stock has been and may continue to be volatile, and investors in our common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. Some of the factors that could negatively affect our stock price or result in fluctuations in the price or trading volume of our common stock include:
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

Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
We rely on information technology (“IT”) systems, including data hosting facilities and other hardware and software platforms, some of which are hosted by third parties, to assist in conducting our businesses. Our IT systems, like those of most companies, may be vulnerable to certain cybersecurity threats such as ransomware, interruption of services, data breaches, or any other cyber incident that could adversely impact our ability to operate its core business functions. As a financial services firm, we do not maintain a significant level of personally identifiable information data. Accordingly, our exposure to data breaches is more limited. In the last fiscal year, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, cash flow or financial condition. However, we have, from time to time, experienced threats to and breaches of our data and systems, including malware and computer virus attacks.

We consider cybersecurity, along with other top risks, within our enterprise risk management framework. The enterprise risk management framework includes internal reporting at the business and enterprise levels, with consideration of key risk indicators, trends and countermeasures for cybersecurity and other types of significant risks. We have implemented a comprehensive cybersecurity program that employs various controls and activities aimed at identifying, protecting against, detecting, and responding to cybersecurity threats. These controls and activities include hardware and software inventory tracking, endpoint protection, and network security measures to safeguard our assets from unauthorized access and attacks. We prioritize data protection through data classification and access management designed to permit access only by authorized personnel. Our cybersecurity incident response plan, integrated into the enterprise risk management framework, outlines a structured process for handling information security incidents involving assets or data. It guides our computer security incident response team in containing, eradicating, and recovering from incidents while minimizing damage and disruption. The plan includes a clearly defined notification framework ensuring timely communication with business and management teams based on the incident’s severity and potential impact. Controls and related activities are designed taking into consideration recognized third party cybersecurity frameworks.

Oversight of cybersecurity is a joint responsibility of our Board of Directors and Audit Committee, with each receiving at least quarterly updates from management on our cybersecurity program, including measures taken to address cybersecurity risks and significant cybersecurity incidents. We also maintain a cybersecurity insurance policy to mitigate risks associated with cybersecurity incidents.

Our Chief Information Officer leads our overall cybersecurity function and is responsible for developing and implementing our information security program and managing our response to threats. In addition to our in-house cybersecurity capabilities, at times we also engage third parties to assist with assessing, identifying, and managing cybersecurity risks. Members of our IT security team, including the third party security firms we utilize as part of our program, have cybersecurity experience or certifications, such as the Certified Information Systems Security Professional certification.

We utilize on-premises and cloud-based security solutions, with real-time monitoring provided by specialized managed security services providers. These external managed security service providers collect events generated by critical systems in real-time, filters non-security events, and then correlates the information using security data analytical engines so that personnel can identify and analyze threats.

We also periodically perform simulations and tabletop exercises at a management level and incorporate external resources and advisors as needed. All employees are required to complete a monthly computer-based Security Awareness Training Program that includes various topics on cybersecurity risk management best practices. This program educates users to identify information security threats and what actions should be taken. Additionally, the employees are regularly tested with phishing campaigns reinforcing their awareness of email threats.

Annual risk assessments of our Information Security Program are conducted to identify emerging information security and third party risks. In addition, periodic vulnerability assessments and penetration tests are conducted throughout the year to support the identification of risks. We also conduct independent audits on both the design and operational effectiveness of security controls and consult with external advisors on best practices to address new challenges.

With respect to our software platforms that are hosted by third parties, we utilize an external vendor risk management platform is utilized to evaluate, rate, monitor and track vendor risk. The security practices and processes of the service providers are monitored regularly, and periodic audits are performed on the security adequacy and compliance of the service provider. For any of our hosted applications we require the vendor to maintain a System and Organization Controls (“SOC”) 1 or SOC 2 report. If a third party vendor is not able to provide a SOC 1 or SOC 2 report, we take additional steps to assess their cybersecurity preparedness and assess our relationship on that basis. Our assessment of risks associated with the use of third party providers is part of our overall cybersecurity risk management framework.

Item 2. Properties.
The Company leases office space in Miami Beach, FL; New York, NY; Los Angeles, CA; Stamford, CT; and Charlotte, NC. Our headquarters is located in Greenwich, CT in office space leased by our Manager. Refer to Schedule III included in Item 8 of this Form 10‑K for a listing of investment properties owned as of December 31, 2023.
Item 3. Legal Proceedings.
Currently, no material legal proceedings are pending against us that could have a material adverse effect on our business, financial position or results of operations.
Item 4.    Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information and Dividends
The Company’s common stock has been listed on the NYSE and is traded under the symbol “STWD” since its IPO in August 2009. On February 16, 2024, the closing price of our common stock, as reported by the NYSE, was $19.79 per share.
We intend to make regular quarterly distributions to holders of our common stock and distribution equivalents to holders of restricted stock units which are settled in shares of common stock. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income. We generally intend over time to pay quarterly distributions in an amount at least equal to our taxable income. Refer to Note 18 to the Consolidated Financial Statements for the Company’s dividend history for the three years ended December 31, 2023.
Holders
As of February 16, 2024, there were 747 holders of record of the Company’s 313,375,899 shares of common stock outstanding. One of the holders of record is Cede & Co., which holds shares as nominee for The Depository Trust Company which itself holds shares on behalf of other beneficial owners of our common stock.

Stock Performance Graph
CUMULATIVE TOTAL RETURN
Based upon initial investment of $100 on December 31, 2018 (1)

240.00
220.00
200.00
180.00
160.00
140.00
120.00
100.00
80.00
60.00
12/31/18
12/31/19
12/31/20
12/31/21
12/31/2022
12/31/2023
Starwood Property Trust
Bloomberg REIT Mortgage Index
S&P ©500

	Starwood Property	Bloomberg REIT
	Trust	Mortgage Index	S&P © 500
12/31/2018	$100.00	$100.00	$100.00
12/31/2019	$136.78	$123.63	$131.47
12/31/2020	$120.86	$96.18	$155.65
12/31/2021	$164.17	$113.11	$200.29
12/31/2022	$136.07	$85.54	$163.98
12/31/2023	$172.28	$97.93	$207.04
__________________________________________
(1)Dividend reinvestment is assumed.

Sales of Unregistered Equity Securities

There were no sales of unregistered equity securities during the year ended December 31, 2023.

Issuer Purchases of Equity Securities

There were no purchases of common stock during the year ended December 31, 2023.

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
Economic Environment

The year ended December 31, 2023 has been characterized by continued volatility in global markets, driven by investor concerns over inflation, rising interest rates, slowing economic growth, and geopolitical uncertainty. Events affecting financial institutions have also contributed to volatility in global markets and resulted in diminished liquidity and credit availability in the market broadly.

During 2023, inflation began to moderate as a result of the monetary policy tightening actions taken by the Federal Reserve, including repeatedly raising interest rates. While it is anticipated that the Federal Reserve may begin to lower interest rates in 2024, interest rates may remain at or near recent highs, which creates further uncertainty for the economy and for our borrowers. Although our business model is such that rising interest rates will, all else equal, correlate to increases in our net income, elevated interest rates over time may adversely affect our existing borrowers and lead to nonperformance as higher costs may dampen consumer spending and slow income growth, which may negatively impact the collateral underlying certain of our loans. Additionally, higher interest rates could adversely affect commercial real estate property values. It remains difficult to predict the full impact of recent events and any future changes in interest rates or inflation.

In addition, following the onset of the COVID-19 pandemic, the U.S. office sector has been adversely affected by the increase in remote working arrangements and, over the past several years, the retail sector has been adversely affected by electronic commerce. These negative factors have been considered in the determination of our current expected credit loss (“CECL”) allowance as discussed in Note 5 to the Consolidated Financial Statements.
Developments During the Fourth Quarter of 2023
Commercial and Residential Lending Segment
•Originated or acquired $706.9 million of commercial loans during the quarter, including the following:
◦A$251.4 million ($169.5 million) first mortgage loan to refinance a portfolio of 12 industrial assets located in Australia, of which the Company funded $148.5 million.
◦$156.0 million first mortgage and mezzanine loan to refinance a mixed-use development located in Florida, of which the Company funded $152.9 million.
◦$147.7 million first mortgage and mezzanine loan to refinance the existing construction loan on a multi-family asset located in New York, of which the Company funded $132.1 million.
◦$142.8 million first mortgage and mezzanine loan to finance the construction of an office headquarters located in Texas that is fully pre-leased for 20 years to an investment grade tenant, which the Company has not yet funded.
◦$41.0 million mezzanine loan to finance the construction of a 62-unit luxury condo project located in New York, of which the Company funded $10.4 million.
•Funded $169.8 million of previously originated commercial loan commitments.
•Received gross proceeds of $814.5 million ($345.5 million, net of debt repayments) from maturities and principal repayments on our commercial loans and equity interests.
•Amended two Residential Loans facilities, resulting in a total upsize of $250.0 million.
Infrastructure Lending Segment
•Acquired $425.4 million of infrastructure loans and funded $20.0 million of pre-existing infrastructure loan commitments.
•Received proceeds of $182.0 million from principal repayments on our infrastructure loans and bonds.
Investing and Servicing Segment
•Originated commercial conduit loans of $404.5 million.
•Received proceeds of $475.8 million from sales of previously originated commercial conduit loans.
•Acquired CMBS for a purchase price of $48.0 million, of which $2.7 million related to non-controlling interests.
•Obtained 3 new special servicing assignments for CMBS trusts with a total unpaid principal balance of $1.8 billion, while $4.2 billion matured, bringing our total named special servicing portfolio to $98.7 billion.
•Sold our interest in the subsidiary that holds an operating property for net proceeds of $12.8 million and recognized a gain of $10.2 million.
Corporate
•Repaid the entire $300.0 million of 5.50% Senior Notes on November 1, 2023.

Developments During 2023
Commercial and Residential Lending Segment
•Originated or acquired $1.1 billion of commercial loans during the year, including the following:
◦£229.5 million ($291.6 million) first mortgage loan for the refinancing of a live events business located in the United Kingdom, of which the Company funded $272.1 million.
◦A$251.4 million ($169.5 million) first mortgage loan to refinance a portfolio of 12 industrial assets located in Australia, of which the Company funded $148.5 million.
◦$156.0 million first mortgage and mezzanine loan to refinance a mixed-use development located in Florida, of which the Company funded $152.9 million.
◦$147.7 million first mortgage and mezzanine loan to refinance the existing construction loan on a multi-family asset located in New York, of which the Company funded $132.1 million.
◦$142.8 million first mortgage and mezzanine loan to finance the construction of an office headquarters located in Texas that is fully pre-leased for 20 years to an investment grade tenant, which the Company has not yet funded.
◦€83.8 million ($91.9 million) first mortgage loan to refinance a portfolio of 6 assets primarily located in Dublin, Ireland, of which the Company funded $87.8 million.
◦$58.5 million mezzanine loan for the acquisition and residential conversion of a property located in Hawaii, of which the Company funded $37.5 million.
◦$41.0 million mezzanine loan to finance the construction of a 62-unit luxury condo project located in New York, of which the Company funded $10.4 million.
•Funded $802.3 million of previously originated commercial loan commitments.
•Sold $95.5 million of mezzanine loans on a hospitality asset in Orlando, Florida and a residential asset in Hollywood, California at par.
•Sold four units in a residential conversion project in New York for $12.1 million.
•Received gross proceeds of $2.8 billion ($1.2 billion, net of debt repayments) from maturities and principal repayments on our commercial loans and equity interests.
•Entered into a commercial credit facility of $63.4 million and amended several commercial credit facilities resulting in an aggregate net upsize of $206.0 million.
•Entered into Residential Loans facilities of $1.8 billion and amended or terminated several Residential Loans facilities, resulting in an aggregate net downsize of $87.9 million.
Infrastructure Lending Segment
•Acquired $1.1 billion of infrastructure loans and funded $53.8 million of pre-existing infrastructure loan commitments.
•Received proceeds of $904.5 million from principal repayments on our infrastructure loans and bonds.

Investing and Servicing Segment
•Originated commercial conduit loans of $781.7 million.
•Received proceeds of $770.7 million from sales of previously originated commercial conduit loans.
•Acquired CMBS for a purchase price of $48.0 million, of which $2.7 million related to non-controlling interests.
•Obtained 11 new special servicing assignments for CMBS trusts with a total unpaid principal balance of $6.7 billion, while $13.8 billion matured and $3.1 billion transferred, bringing our total named special servicing portfolio to $98.7 billion.
•Sold four operating properties, including a controlling financial interest in a subsidiary for gross proceeds of $63.7 million and recognized a total gain of $25.6 million.
•Received a distribution of $7.1 million from an unconsolidated investee upon its sale of a commercial retail center for gross proceeds of $33.0 million.
Corporate
•Repaid the entire $300.0 million of 5.50% Senior Notes on November 1, 2023.
•Issued $380.8 million of 6.750% Convertible Senior Notes due 2027 in July 2023.
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
The following table compares our summarized results of operations for the years ended December 31, 2023, 2022 and 2021 by business segment (amounts in thousands):

	For the Year Ended December 31,			$ Change 2023 vs. 2022	$ Change 2022 vs. 2021
	2023	2022	2021
Revenues:
Commercial and Residential Lending Segment	$1,704,210	$1,167,980	$779,321	$536,230	$388,659
Infrastructure Lending Segment	239,985	154,362	87,540	85,623	66,822
Property Segment	94,172	91,832	235,038	2,340	(143,206)
Investing and Servicing Segment	174,804	205,311	210,185	(30,507)	(4,874)
Corporate	1,622	69	—	1,553	69
Securitization VIE eliminations	(164,885)	(154,838)	(141,996)	(10,047)	(12,842)
	2,049,908	1,464,716	1,170,088	585,192	294,628
Costs and expenses:
Commercial and Residential Lending Segment	1,271,867	611,637	249,677	660,230	361,960
Infrastructure Lending Segment	174,713	100,591	64,775	74,122	35,816
Property Segment	113,461	92,651	226,583	20,810	(133,932)
Investing and Servicing Segment	145,129	137,814	144,055	7,315	(6,241)
Corporate	393,994	330,833	304,468	63,161	26,365
Securitization VIE eliminations	(846)	(575)	(501)	(271)	(74)
	2,098,318	1,272,951	989,057	825,367	283,894
Other income (loss):
Commercial and Residential Lending Segment	(1,511)	(115,802)	58,595	114,291	(174,397)
Infrastructure Lending Segment	6,026	4,431	1,178	1,595	3,253
Property Segment	293,339	789,726	11,299	(496,387)	778,427
Investing and Servicing Segment	15,277	56,095	118,961	(40,818)	(62,866)
Corporate	(11,285)	(82,987)	(11,023)	71,702	(71,964)
Securitization VIE eliminations	164,039	154,310	141,054	9,729	13,256
	465,885	805,773	320,064	(339,888)	485,709
Income (loss) before income taxes:
Commercial and Residential Lending Segment	430,832	440,541	588,239	(9,709)	(147,698)
Infrastructure Lending Segment	71,298	58,202	23,943	13,096	34,259
Property Segment	274,050	788,907	19,754	(514,857)	769,153
Investing and Servicing Segment	44,952	123,592	185,091	(78,640)	(61,499)
Corporate	(403,657)	(413,751)	(315,491)	10,094	(98,260)
Securitization VIE eliminations	—	47	(441)	(47)	488
	417,475	997,538	501,095	(580,063)	496,443
Income tax benefit (provision)	682	61,523	(8,669)	(60,841)	70,192
Net income attributable to non-controlling interests	(78,944)	(187,586)	(44,687)	108,642	(142,899)
Net income attributable to Starwood Property Trust, Inc.	$339,213	$871,475	$447,739	$(532,262)	$423,736

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022
Commercial and Residential Lending Segment
Revenues
For the year ended December 31, 2023, revenues of our Commercial and Residential Lending Segment increased $536.2 million to $1.7 billion, compared to $1.2 billion for the year ended December 31, 2022. This increase was primarily due to increases in interest income from loans of $499.3 million, and investment securities of $33.0 million. The increase in interest income from loans reflects (i) a $485.1 million increase from commercial loans, reflecting higher average index rates and loan balances, and (ii) a $14.2 million increase from residential loans principally due to higher average balances, reflecting the timing of purchases and securitizations. The increase in interest income from investment securities was primarily due to the effect of higher index rates on certain commercial investments and higher RMBS yields and average investment balances.
Costs and Expenses
For the year ended December 31, 2023, costs and expenses of our Commercial and Residential Lending Segment increased $660.2 million to $1.3 billion, compared to $611.6 million for the year ended December 31, 2022. This increase was primarily due to (i) a $469.9 million increase in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio and (ii) a $185.9 million increase in credit loss provision. The increase in interest expense was primarily due to higher average index rates and borrowings outstanding. The increase in credit loss provision was primarily due to a deterioration in modeled macroeconomic forecasts during the year ended December 31, 2023.

Net Interest Income (amounts in thousands)

	For the Year Ended December 31,
	2023	2022	Change
Interest income from loans	$1,557,631	$1,058,326	$499,305
Interest income from investment securities	135,130	102,125	33,005
Interest expense	(971,028)	(501,126)	(469,902)
Net interest income	$721,733	$659,325	$62,408
For the year ended December 31, 2023, net interest income of our Commercial and Residential Lending Segment increased $62.4 million to $721.7 million, compared to $659.3 million for the year ended December 31, 2022. This increase reflects the increase in interest income, partially offset by the increase in interest expense on our secured financing facilities, both as discussed in the sections above.
During the years ended December 31, 2023 and 2022, the weighted average unlevered yields on the Commercial and Residential Lending Segment’s loans and investment securities, excluding retained RMBS and loans for which interest income is not recognized, were as follows:

	For the Year Ended December 31,
	2023	2022
Commercial	9.4%	6.5%
Residential	5.1%	4.7%
Overall	8.8%	6.2%

The weighted average unlevered yield on our commercial loans increased primarily due to higher average index rates. The weighted average unlevered yield on our residential loans increased primarily due to a decline in fair value of the residential loans.
During the years ended December 31, 2023 and 2022, the Commercial and Residential Lending Segment’s weighted average secured borrowing rates, inclusive of interest rate hedging costs and the amortization of deferred financing fees, were 7.3% and 4.0%, respectively. The increase in borrowing rates primarily reflects higher average index rates. Interest rate hedges had the effect of reducing these weighted average borrowing costs to 6.6% and 3.9% during the year ended December 31, 2023 and 2022, respectively.

Other Loss
For the year ended December 31, 2023, other loss of our Commercial and Residential Lending Segment decreased $114.3 million to $1.5 million, compared to $115.8 million for the year ended December 31, 2022. This decrease primarily reflects (i) a $378.3 million favorable change in fair value of residential loans, (ii) a $157.3 million favorable change in foreign currency gain (loss), (iii) the nonrecurrence of an $88.4 million loss contingency provision related to residential loans sold and later repurchased in 2022 (refer to Note 5 to the Consolidated Financial Statements) and (iv) a $57.4 million favorable change in fair value of primarily RMBS investment securities, all partially offset by (v) a $364.2 million unfavorable change in net gain (loss) on derivatives, (vi) $124.9 million of impairment losses on two properties which had been acquired through loan foreclosures in 2022 (refer to Note 7 to the Consolidated Financial Statements) and (vii) the nonrecurrence of an $86.6 million gain on sale of a foreclosed property in 2022. The unfavorable change in net gain (loss) on derivatives during the year ended December 31, 2023 reflects (i) a $182.7 million decreased gain on interest rate swaps principally related to residential loans, which partially offsets the favorable change in fair value of those loans, and (ii) a $181.5 million unfavorable change in gain (loss) on foreign currency hedges. The interest rate swaps are used primarily to hedge our interest rate risk on residential loans held-for-sale and to fix our interest rate payments on certain variable rate borrowings which fund fixed rate investments. The foreign currency hedges are used to fix the U.S. dollar amounts of cash flows (both interest and principal payments) we expect to receive from our foreign currency denominated loans and investments. The favorable change in foreign currency gain (loss) and the unfavorable change in gain (loss) on foreign currency hedges reflect the weakening of the U.S. dollar against the pound sterling (“GBP”) and Euro (“EUR”), partially offset by a slight strengthening against the Australian dollar (“AUD”), during the year ended December 31, 2023 compared to a strengthening of the U.S. dollar against each of those currencies during the year ended December 31, 2022.
Infrastructure Lending Segment
Revenues
For the year ended December 31, 2023, revenues of our Infrastructure Lending Segment increased $85.6 million to $240.0 million, compared to $154.4 million for the year ended December 31, 2022. This increase was primarily due to an increase in interest income from loans of $86.7 million, principally due to higher average index rates and loan balances.
Costs and Expenses
For the year ended December 31, 2023, costs and expenses of our Infrastructure Lending Segment increased $74.1 million to $174.7 million, compared to $100.6 million for the year ended December 31, 2022. The increase was primarily due to a $61.9 million increase in interest expense associated with the various secured financing facilities used to fund this segment’s investment portfolio and an $11.1 million increase in credit loss provision. The increase in interest expense was primarily due to higher average index rates. The increase in the credit loss provision was primarily due to specific allowances for a credit-deteriorated loan and investment security provided during the year.
Net Interest Income (amounts in thousands)

	For the Year Ended December 31,
	2023	2022	Change
Interest income from loans	$236,884	$150,230	$86,654
Interest income from investment securities	1,805	3,681	(1,876)
Interest expense	(141,016)	(79,137)	(61,879)
Net interest income	$97,673	$74,774	$22,899
For the year ended December 31, 2023, net interest income of our Infrastructure Lending Segment increased $22.9 million to $97.7 million, compared to $74.8 million for the year ended December 31, 2022. The increase reflects the net increase in interest income, partially offset by the increase in interest expense on the secured financing facilities, both as discussed in the sections above.
During the years ended December 31, 2023 and 2022, the weighted average unlevered yields on the Infrastructure Lending Segment’s loans and investment securities, excluding those for which interest income is not recognized, were 10.2% and 6.6%, respectively, primarily reflecting higher average index rates in 2023.
During the years ended December 31, 2023 and 2022, the Infrastructure Lending Segment’s weighted average secured borrowing rates, inclusive of the amortization of deferred financing fees, were 7.6% and 4.3%, respectively.

Other Income
For the year ended December 31, 2023, other income of our Infrastructure Lending Segment increased $1.6 million to $6.0 million, compared to $4.4 million for the year ended December 31, 2022. The increase primarily reflects a $1.7 million increase in earnings from unconsolidated entities.
Property Segment
Change in Results by Portfolio (amounts in thousands)

	$ Change from prior period
	Revenues	Costs and expenses	Gain (loss) on derivative financial instruments	Other income (loss)	Income (loss) before income taxes
Master Lease Portfolio	$2,072	$54	$—	$—	$2,018
Medical Office Portfolio	(213)	20,675	(32,970)	—	(53,858)
Woodstar Fund	278	11	—	(464,492)	(464,225)
Other/Corporate	203	70	—	1,075	1,208
Total	$2,340	$20,810	$(32,970)	$(463,417)	$(514,857)
See Notes 7 and 8 to the Consolidated Financial Statements for a description of the above-referenced Property Segment portfolios and fund.
Revenues
For the year ended December 31, 2023, revenues of our Property Segment increased $2.4 million to $94.2 million, compared to $91.8 million for the year ended December 31, 2022, primarily due to rent increases in our Master Lease Portfolio.
Costs and Expenses
For the year ended December 31, 2023, costs and expenses of our Property Segment increased $20.8 million to $113.5 million, compared to $92.7 million for the year ended December 31, 2022. The increase was primarily due to an increase of $20.6 million in interest expense reflecting higher index rates on variable rate borrowings of the Medical Office Portfolio.
Other Income
For the year ended December 31, 2023, other income of our Property Segment decreased $496.4 million to $293.3 million, compared to $789.7 million for the year ended December 31, 2022. The decrease in other income was primarily due to (i) a $464.5 million decrease in income attributable to investments of the Woodstar Fund, mainly reflecting lower unrealized increases in fair value during the year ended December 31, 2023 and (ii) a $33.0 million lower gain on derivatives which primarily hedge our interest rate risk on borrowings secured by our Medical Office Portfolio.
Investing and Servicing Segment
Revenues
For the year ended December 31, 2023, revenues of our Investing and Servicing Segment decreased $30.5 million to $174.8 million, compared to $205.3 million for the year ended December 31, 2022. The decrease in revenues was primarily due to (i) a $9.9 million decrease in servicing fees, (ii) a $10.3 million decrease in other fee income related to the origination of certain loans contributed into CMBS transactions and (iii) a $7.3 million decrease in interest income reflecting lower CMBS interest recoveries and conduit loan inventories.
Costs and Expenses
For the year ended December 31, 2023, costs and expenses of our Investing and Servicing Segment increased $7.3 million to $145.1 million, compared to $137.8 million for the year ended December 31, 2022. The increase in costs and expenses was primarily due to a $7.9 million increase in interest expense reflecting higher average index rates on borrowings which finance our CMBS investments and conduit loans.

Other Income
For the year ended December 31, 2023, other income of our Investing and Servicing Segment decreased $40.8 million to $15.3 million, compared to $56.1 million for the year ended December 31, 2022. The decrease in other income was primarily due to (i) a $46.0 million unfavorable change in gain (loss) on derivatives which primarily hedge our interest rate risk on conduit loans and CMBS investments, (ii) a $25.2 million decreased gain on sales of operating properties and (iii) an $8.7 million greater decrease in fair value of CMBS investments, all partially offset by (iv) a $30.6 million greater increase in fair value of conduit loans and (v) a $6.0 million increase in earnings from unconsolidated entities.
Corporate and Other Items
Corporate Costs and Expenses
For the year ended December 31, 2023, corporate expenses increased $63.2 million to $394.0 million, compared to $330.8 million for the year ended December 31, 2022. This increase was primarily due to (i) a $78.7 million increase in interest expense reflecting higher average outstanding term loan and unsecured senior note balances, as well as higher interest rates, partially offset by (ii) a $13.9 million decrease in management fees, primarily reflecting lower incentive fees.
Corporate Other Loss
For the year ended December 31, 2023, corporate other loss decreased $71.7 million to $11.3 million, compared to $83.0 million for the year ended December 31, 2022. This decrease was due to a lower loss on fixed-to-floating interest rate swaps which hedge a portion of our unsecured senior notes.
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
Income Tax Benefit
Our consolidated income taxes principally relate to the taxable nature of our loan servicing and loan securitization businesses which are housed in TRSs. For the year ended December 31, 2023, our income tax benefit decreased $60.8 million to $0.7 million, compared to $61.5 million for the year ended December 31, 2022 due to lower tax losses of our TRSs during the year ended December 31, 2023 compared to the year ended December 31, 2022. The tax losses were primarily attributable to net unrealized losses on our residential loans resulting from elevated market volatility. This market dislocation resulted in us choosing to hold more residential loans rather than securitize them, which resulted in higher net unrealized losses on those loans particularly during the year ended December 31, 2022.
Net Income Attributable to Non-controlling Interests
For the year ended December 31, 2023, net income attributable to non-controlling interests decreased $108.7 million to $78.9 million, compared to $187.6 million for the year ended December 31, 2022. The decrease was primarily due to non-controlling interests in lower income, reflecting lower unrealized gains in fair value, of the Woodstar Fund during the year ended December 31, 2023.

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
Other Income (Loss)
For the year ended December 31, 2022, other income of our Commercial and Residential Lending Segment decreased $174.4 million to a loss of $115.8 million, compared to income of $58.6 million for the year ended December 31, 2021. This decrease primarily reflects (i) a $366.2 million unfavorable change in fair value of residential loans, (ii) an $88.4 million loss contingency provision related to residential loans sold in February 2022 and later repurchased (refer to Note 5 to the Consolidated Financial Statements) and (iii) a $60.6 million increase in foreign currency loss, all partially offset by (iv) a $265.8 million increase in net gains on derivatives and (v) a $68.9 million increased gain on sale of foreclosed properties. The unfavorable change in fair value of residential loans was principally related to a rapid rise in interest rates and widening of credit spreads in 2022, which resulted in mark-to-market losses on our fixed coupon residential loans. The increased gains on derivatives during the year ended December 31, 2022 reflect a $190.2 million increased gain on interest rate swaps principally related to residential loans, which partially offsets the unfavorable change in fair value of those loans, and a $75.6 million increased gain on foreign currency hedges. The interest rate swaps are used primarily to hedge our interest rate risk on residential loans held-for-sale and to fix our interest rate payments on certain variable rate borrowings which fund fixed rate investments. The foreign currency hedges are used to fix the U.S. dollar amounts of cash flows (both interest and principal payments) we expect to receive from our foreign currency denominated loans and investments. The increased gain on foreign currency hedges and the increase in foreign currency loss reflect the strengthening of the U.S. dollar against the GBP, EUR and AUD during the year ended December 31, 2022 compared to a lesser overall strengthening of the U.S. dollar against those currencies during the year ended December 31, 2021.
Infrastructure Lending Segment
Revenues
For the year ended December 31, 2022, revenues of our Infrastructure Lending Segment increased $66.9 million to $154.4 million, compared to $87.5 million for the year ended December 31, 2021. This increase was primarily due to an increase in interest income from loans of $65.2 million, principally due to higher average loan balances and index rates.
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
Securitization VIE Eliminations
Refer to the preceding comparison of the year ended December 31, 2023 to the year ended December 31, 2022 for a discussion of securitization VIE eliminations.
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

Non-GAAP Financial Measures
Distributable Earnings is a non-GAAP measure. We calculate Distributable Earnings as GAAP net income (loss) excluding the following: (i) non-cash equity compensation expense; (ii) the incentive fee due under our management agreement; (iii) acquisition and investment pursuit costs associated with successful acquisitions; (iv) depreciation and amortization of real estate and associated intangibles; (v) unrealized gains (losses), net of realized gains (losses), as described further below; (vi) other non-cash items; and (vii) to the extent deducted from net income (loss), distributions payable with respect to equity securities of subsidiaries issued in exchange for properties or interests therein (i.e. the Woodstar II Class A units), with each of the above adjusted for any related non-controlling interest. Distributable Earnings may be adjusted to exclude one-time events pursuant to changes in GAAP and certain other non-cash adjustments as determined by our Manager and approved by a majority of our independent directors.

As noted in (v) above, we exclude unrealized gains and losses from our calculation of Distributable Earnings and include realized gains and losses. The nature of these adjustments is described more fully in the footnotes to our reconciliation table. In order to present each of these items within our Distributable Earnings reconciliation tables in a manner which can be agreed more easily to our GAAP financial statements, we reverse the entirety of those items within our GAAP financial statements which contain unrealized and realized components (i.e. those assets and liabilities carried at fair value, including loans or securities for which the fair value option has been elected, investment company assets and liabilities, derivatives, foreign currency conversions, and accumulated depreciation related to sold properties). The realized portion of these items is then separately included in the reconciliation table, along with a description as to how the amount was determined.

The CECL reserve and any property impairment losses have been excluded from Distributable Earnings consistent with other unrealized losses pursuant to our existing policy for reporting Distributable Earnings. We expect to only recognize such potential credit or property impairment losses in Distributable Earnings if and when such amounts are deemed nonrecoverable upon a realization event. This is generally at the time a loan is repaid, or in the case of a foreclosed or other property, when the underlying asset is sold. Non-recoverability may also be determined if, in our determination, it is nearly certain that the carrying amounts will not be collected or realized upon sale. The realized loss amount reflected in Distributable Earnings will equal the difference between the cash received, or expected to be received, and the Distributable Earnings basis of the asset, and is reflective of our economic experience as it relates to the ultimate realization of the asset. The timing of any such loss realization in our Distributable Earnings may differ materially from the timing of the corresponding CECL reserves, charge-offs or impairments in our consolidated financial statements prepared in accordance with GAAP.

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
The following table presents our diluted weighted average shares used in our GAAP EPS calculation reconciled to our diluted weighted average shares used in our Distributable EPS calculation (amounts in thousands):

	For the Year Ended December 31,
	2023	2022	2021
Diluted weighted average shares - GAAP EPS	310,507	315,728	296,826
Add: Unvested stock awards	3,708	3,485	4,107
Add: Woodstar II Class A Units	9,760	9,773	10,154
Less: Convertible Notes dilution	—	(9,649)	(9,649)
Diluted weighted average shares - Distributable EPS	323,975	319,337	301,438
As noted above, the definition of Distributable Earnings allows management to make adjustments, subject to the approval of a majority of our independent directors. This is done in situations where such adjustments are considered appropriate in order for Distributable Earnings to be calculated in a manner consistent with its definition and objective.
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
The following table summarizes our quarterly Distributable Earnings per weighted average diluted share for the years ended December 31, 2023, 2022 and 2021:

	Distributable Earnings For the Three-Month Periods Ended
	March 31,	June 30,	September 30,	December 31,
2023	$0.49	$0.49	$0.49	$0.58
2022	0.76	0.51	0.51	0.50
2021	0.50	0.51	0.52	1.10

The following table presents our summarized results of operations and reconciliation to Distributable Earnings for the year ended December 31, 2023, by business segment (amounts in thousands, except per share data):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Total
Revenues	$1,704,210	$239,985	$94,172	$174,804	$1,622	$2,214,793
Costs and expenses	(1,271,867)	(174,713)	(113,461)	(145,129)	(393,994)	(2,099,164)
Other income (loss)	(1,511)	6,026	293,339	15,277	(11,285)	301,846
Income (loss) before income taxes	430,832	71,298	274,050	44,952	(403,657)	417,475
Income tax benefit (provision)	990	590	—	(898)	—	682
Income attributable to non-controlling interests	(14)	—	(77,156)	(1,774)	—	(78,944)
Net income (loss) attributable to Starwood Property Trust, Inc.	431,808	71,888	196,894	42,280	(403,657)	339,213
Add / (Deduct):
Non-controlling interests attributable to Woodstar II Class A Units	—	—	18,732	—	—	18,732
Non-controlling interests attributable to unrealized gains/losses	—	—	47,249	(13,885)	—	33,364
Non-cash equity compensation expense	8,755	1,469	310	6,372	22,341	39,247
Management incentive fee	—	—	—	—	35,709	35,709
Acquisition and investment pursuit costs	(81)	—	(328)	(555)	—	(964)
Depreciation and amortization	7,810	64	32,257	10,263	84	50,478
Interest income adjustment for securities	22,404	—	—	28,368	—	50,772
Extinguishment of debt, net	—	—	—	—	(246)	(246)
Consolidated income tax (benefit) provision associated with fair value adjustments	(990)	(590)	—	898	—	(682)
Other non-cash items	15	—	1,468	285	—	1,768
Reversal of GAAP unrealized and realized (gains) / losses on: (1)
Loans	(25,874)	—	—	(36,828)	—	(62,702)
Credit loss provision, net	225,720	18,008	—	—	—	243,728
Securities	(69,259)	—	—	51,889	—	(17,370)
Woodstar Fund investments	—	—	(291,244)	—	—	(291,244)
Derivatives	25,206	(123)	(2,111)	4,348	11,285	38,605
Foreign currency	(60,644)	(201)	11	—	—	(60,834)
Earnings from unconsolidated entities	(4,410)	(5,702)	—	(8,849)	—	(18,961)
Sales of properties	—	—	—	(25,841)	—	(25,841)
Impairment of properties	124,902	—	—	—	—	124,902
Recognition of Distributable realized gains / (losses) on:
Loans (2)	(4,072)	—	—	36,375	—	32,303
Realized credit loss (3)	(12,292)	(10,795)	—	—	—	(23,087)
Securities (4)	105	—	—	(22,475)	—	(22,370)
Woodstar Fund investments (5)	—	—	61,513	—	—	61,513
Derivatives (7)	119,917	397	22,851	(2,493)	(32,659)	108,013
Foreign currency (8)	(7,250)	13	(11)	—	—	(7,248)
Earnings (loss) from unconsolidated entities (9)	4,410	(1,908)	—	7,020	—	9,522
Sales of properties (10)	—	—		6,246	—	6,246
Distributable Earnings (Loss)	$786,180	$72,520	$87,591	$83,418	$(367,143)	$662,566
Distributable Earnings (Loss) per Weighted Average Diluted Share	$2.43	$0.22	$0.27	$0.26	$(1.13)	$2.05

The following table presents our summarized results of operations and reconciliation to Distributable Earnings for the year ended December 31, 2022, by business segment (amounts in thousands, except per share data):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Total
Revenues	$1,167,980	$154,362	$91,832	$205,311	$69	$1,619,554
Costs and expenses	(611,637)	(100,591)	(92,651)	(137,814)	(330,833)	(1,273,526)
Other income (loss)	(115,802)	4,431	789,726	56,095	(82,987)	651,463
Income (loss) before income taxes	440,541	58,202	788,907	123,592	(413,751)	997,491
Income tax benefit (provision)	69,199	12	—	(7,688)	—	61,523
Income attributable to non-controlling interests	(14)	—	(172,598)	(14,927)	—	(187,539)
Net income (loss) attributable to Starwood Property Trust, Inc.	509,726	58,214	616,309	100,977	(413,751)	871,475
Add / (Deduct):
Non-controlling interests attributable to Woodstar II Class A Units	—	—	18,764	—	—	18,764
Non-controlling interests attributable to unrealized gains/losses	—	—	143,769	(5,161)	—	138,608
Non-cash equity compensation expense	7,966	1,246	285	5,616	25,072	40,185
Management incentive fee	—	—	—	—	49,586	49,586
Acquisition and investment pursuit costs	(381)	—	(324)	(392)	—	(1,097)
Depreciation and amortization	4,919	348	33,005	11,959	—	50,231
Interest income adjustment for securities	10,777	—	—	12,362	—	23,139
Extinguishment of debt, net	—	—	—	—	(986)	(986)
Consolidated income tax (benefit) provision associated with fair value adjustments	(64,616)	(7)	—	3,345	—	(61,278)
Other non-cash items	88,194	—	1,498	355	—	90,047
Reversal of GAAP unrealized and realized (gains) / losses on: (1)
Loans	352,412	—	—	(6,190)	—	346,222
Credit loss provision, net	39,780	6,877	—	—	—	46,657
Securities	(11,818)	—	—	43,179	—	31,361
Woodstar Fund investments	—	—	(755,736)	—	—	(755,736)
Derivatives	(338,994)	(1,235)	(35,081)	(41,692)	82,987	(334,015)
Foreign currency	96,651	317	(12)	—	—	96,956
Loss (earnings) from unconsolidated entities	11,242	(3,982)	—	(2,871)	—	4,389
Sales of properties	(86,610)	—	—	(51,079)	—	(137,689)
Recognition of Distributable realized gains / (losses) on:
Loans (2)	(73,406)	—	—	5,467	—	(67,939)
Securities (4)	(3,102)	—	—	(20,443)	—	(23,545)
Woodstar Fund investments (5)	—	—	56,576	—	—	56,576
Derivatives (7)	97,444	5	2,138	32,591	214	132,392
Foreign currency (8)	(4,652)	58	12	—	—	(4,582)
(Loss) earnings from unconsolidated entities (9)	(10,798)	2,632	—	4,236	—	(3,930)
Sales of properties (10)	84,738	—		35,768	—	120,506
Distributable Earnings (Loss)	$709,472	$64,473	$81,203	$128,027	$(256,878)	$726,297
Distributable Earnings (Loss) per Weighted Average Diluted Share	$2.22	$0.20	$0.26	$0.40	$(0.80)	$2.28

The following table presents our summarized results of operations and reconciliation to Distributable Earnings for the year ended December 31, 2021, by business segment (amounts in thousands, except per share data):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Total
Revenues	$779,321	$87,540	$235,038	$210,185	$—	$1,312,084
Costs and expenses	(249,677)	(64,775)	(226,583)	(144,055)	(304,468)	(989,558)
Other income (loss)	58,595	1,178	11,299	118,961	(11,023)	179,010
Income (loss) before income taxes	588,239	23,943	19,754	185,091	(315,491)	501,536
Income tax (provision) benefit	(1,201)	306	—	(7,775)	1	(8,669)
Income attributable to non-controlling interests	(14)	—	(20,121)	(24,993)	—	(45,128)
Net income (loss) attributable to Starwood Property Trust, Inc.	587,024	24,249	(367)	152,323	(315,490)	447,739
Add / (Deduct):
Non-controlling interests attributable to Woodstar II Class A Units	—	—	19,373	—	—	19,373
Non-controlling interests attributable to unrealized gains/losses	—	—	(155)	7,741	—	7,586
Non-cash equity compensation expense	7,210	2,217	197	4,129	25,534	39,287
Management incentive fee	—	—	—	—	70,270	70,270
Acquisition and investment pursuit costs	(555)	—	(355)	(166)	—	(1,076)
Depreciation and amortization	1,003	363	66,101	15,078	—	82,545
Interest income adjustment for securities	(1,437)	—	—	17,301	—	15,864
Extinguishment of debt, net	—	—	—	—	(986)	(986)
Consolidated income tax (benefit) provision associated with fair value adjustments	(6,495)	—	—	405	—	(6,090)
Other non-cash items	14	—	(771)	(1,435)	415	(1,777)
Reversal of GAAP unrealized and realized (gains) / losses on: (1)
Loans	(13,836)	—	—	(55,214)	—	(69,050)
Credit loss (reversal) provision, net	(3,560)	11,895	—	—	—	8,335
Securities	8,277	—	—	(28,221)	—	(19,944)
Woodstar Fund investments	—	—	(6,425)	—	—	(6,425)
Derivatives	(73,209)	(1,253)	(10,155)	(8,288)	10,542	(82,363)
Foreign currency	36,045	183	—	64	—	36,292
Earnings from unconsolidated entities	(6,984)	(1,160)	—	(815)	—	(8,959)
Sales of properties	(17,693)	—	—	(22,210)	—	(39,903)
Recognition of Distributable realized gains / (losses) on:
Loans (2)	45,621	—	—	57,723	—	103,344
Realized credit loss (3)	(14,807)	—	—	—	—	(14,807)
Securities (4)	(38,180)	—	—	(5,696)	—	(43,876)
Woodstar Fund investments (5)	—	—	7,182	—	—	7,182
Sale of interest in Woodstar Fund (6)	—	—	196,410	—	—	196,410
Derivatives (7)	1,720	(27)	(7,252)	2,885	9,804	7,130
Foreign currency (8)	12,471	(145)	—	(64)	—	12,262
Earnings from unconsolidated entities (9)	11,356	1,160	—	2,456	—	14,972
Sales of properties (10)	8,298	—		12,483	—	20,781
Distributable Earnings (Loss)	$542,283	$37,482	$263,783	$150,479	$(199,911)	$794,116
Distributable Earnings (Loss) per Weighted Average Diluted Share	$1.80	$0.12	$0.87	$0.50	$(0.66)	$2.63

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
(3)Represents loan losses that are deemed nonrecoverable, which is generally upon a realization event, such as when a loan is repaid, or in the case of foreclosure, when the underlying asset is sold. Non-recoverability may also be determined if, in our determination, it is nearly certain that the carrying amounts will not be collected or realized upon sale. The loss amount is calculated as the difference between the cash received or expected to be received and the Distributable Earnings basis of the asset.
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

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022
Commercial and Residential Lending Segment
The Commercial and Residential Lending Segment’s Distributable Earnings increased by $76.7 million, from $709.5 million during the year ended December 31, 2022 to $786.2 million during the year ended December 31, 2023. After making adjustments for the calculation of Distributable Earnings, revenues were $1.7 billion, costs and expenses were $1.0 billion, other income was $101.5 million and there was no income tax provision or benefit.
Revenues, consisting principally of interest income on loans, increased by $548.6 million during the year ended December 31, 2023, primarily due to increases in interest income from loans of $499.3 million and investment securities of $44.6 million. The increase in interest income from loans reflects (i) a $485.1 million increase from commercial loans, reflecting higher average index rates and loan balances, and (ii) a $14.2 million increase from residential loans principally due to higher average balances, reflecting the timing of purchases and securitizations. The increase in interest income from investment securities was primarily due to higher RMBS yields and average investment balances and the effect of higher index rates on certain commercial investments.
Costs and expenses increased by $483.3 million during the year ended December 31, 2023, primarily due to (i) a $469.9 million increase in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio, reflecting higher average index rates and borrowings outstanding, and (ii) a $12.3 million credit loss on a commercial loan recognized in the year ended December 31, 2023.
Other income increased by $16.0 million during the year ended December 31, 2023, primarily due to (i) a $69.3 million decrease in realized losses on residential loans, (ii) a $22.5 million increase in realized gains on interest rate and foreign currency derivatives and (iii) a $15.2 million favorable change in earnings (loss) from unconsolidated entities, all partially offset by (iv) the nonrecurrence of an $84.7 million gain on sale of a foreclosed property in 2022.
Income taxes principally relate to the taxable nature of this segment’s residential loan securitization activities which are housed in TRSs. The income tax benefit decreased from $4.6 million during the year ended December 31, 2022 to none during the year ended December 31, 2023. Consistent with our treatment of other adjustments to GAAP in arriving at Distributable Earnings, income tax benefits are generally not recognized in Distributable Earnings until they are realized.
Infrastructure Lending Segment
The Infrastructure Lending Segment’s Distributable Earnings increased by $8.0 million, from $64.5 million during the year ended December 31, 2022 to $72.5 million during the year ended December 31, 2023. After making adjustments for the calculation of Distributable Earnings, revenues were $240.0 million, costs and expenses were $166.0 million and other loss was $1.5 million.
Revenues, consisting principally of interest income on loans, increased by $85.6 million during the year ended December 31, 2023, primarily due to an increase in interest income from loans of $86.7 million, reflecting higher average index rates and loan balances.
Costs and expenses increased by $73.9 million during the year ended December 31, 2023, primarily due to a $61.9 million increase in interest expense, reflecting higher average index rates, and a $10.8 million credit loss recognized in the year ended December 31, 2023.
Other income decreased by $3.7 million to a loss during the year ended December 31, 2023, primarily due to a $4.5 million unfavorable change in earnings (loss) from unconsolidated entities.

Property Segment
Distributable Earnings by Portfolio (amounts in thousands)

	For the Year Ended December 31,
	2023	2022	Change
Master Lease Portfolio	$19,966	$17,947	$2,019
Medical Office Portfolio	20,268	21,221	(953)
Woodstar Fund, net of non-controlling interests	50,414	46,092	4,322
Other/Corporate	(3,057)	(4,057)	1,000
Distributable Earnings	$87,591	$81,203	$6,388
The Property Segment’s Distributable Earnings increased by $6.4 million, from $81.2 million during the year ended December 31, 2022 to $87.6 million during the year ended December 31, 2023. After making adjustments for the calculation of Distributable Earnings, revenues were $95.8 million, costs and expenses were $84.5 million, other income was $87.5 million and the deduction for income attributable to non-controlling interests in the Woodstar Fund was $11.2 million.
Revenues increased by $2.3 million during the year ended December 31, 2023, primarily due to rent increases in our Master Lease Portfolio.
Costs and expenses increased by $24.2 million during the year ended December 31, 2023, primarily due to a $23.2 million increase in interest expense reflecting higher index rates on variable rate borrowings of the Medical Office Portfolio.
Other income increased by $29.4 million during the year ended December 31, 2023, primarily due to (i) a $23.4 million increased gain on derivatives which primarily hedge our interest rate risk on borrowings secured by our Medical Office Portfolio and (ii) a $4.9 million increase in Distributable Earnings from the Woodstar Fund investments.
Income attributable to non-controlling interests in the Woodstar Fund increased $1.1 million in the year ended December 31, 2023.
Investing and Servicing Segment
The Investing and Servicing Segment’s Distributable Earnings decreased by $44.6 million from $128.0 million during the year ended December 31, 2022 to $83.4 million during the year ended December 31, 2023. After making adjustments for the calculation of Distributable Earnings, revenues were $203.8 million, costs and expenses were $129.4 million, other income was $24.7 million, there was no income tax provision or benefit and the deduction of income attributable to non-controlling interests was $15.7 million.
Revenues decreased by $14.5 million during the year ended December 31, 2023, primarily due to (i) a $9.9 million decrease in servicing fees and (ii) a $10.3 million decrease in other fee income related to the origination of certain loans contributed into CMBS transactions, partially offset by (iii) an $8.7 million increase in interest income principally from CMBS investments.
Costs and expenses increased by $8.4 million during the year ended December 31, 2023, primarily reflecting a $7.9 million increase in interest expense reflecting higher average index rates on borrowings which finance our CMBS investments and conduit loans.
Other income includes profit realized upon securitization of loans by our conduit business, gains on sales of CMBS and operating properties, gains and losses on derivatives that were either effectively terminated or novated, and earnings from unconsolidated entities. These items are typically offset by a decrease in the fair value of our domestic servicing rights intangible which reflects the expected amortization of this deteriorating asset, net of increases in fair value due to the attainment of new servicing contracts. Derivatives include instruments which hedge interest rate risk and credit risk on our conduit loans. For GAAP purposes, the loans, CMBS and derivatives are accounted for at fair value, with all changes in fair value (realized or unrealized) recognized in earnings. The adjustments to Distributable Earnings outlined above are also applied to the GAAP earnings of our unconsolidated entities. Other income decreased by $30.4 million during the year ended December 31, 2023, primarily due to (i) a $35.1 million unfavorable change in realized gain (loss) on derivatives, principally related to conduit loans, and (ii) a $31.1 million decrease in realized gains on sales of operating properties, all partially offset by (iii) a $30.9 million increase in realized gains on conduit loans.

Income taxes, which principally relate to the taxable nature of this segment’s loan servicing and loan securitization businesses which are housed in TRSs, decreased $4.3 million to no provision or benefit in the year ended December 31, 2023. Effective January 1, 2023, the TRS which houses these businesses was combined with the TRS which houses our residential loan securitization business into a single TRS. The combined TRS was in a net loss position during the year ended December 31, 2023, versus a net income position of the individual Investing and Servicing Segment TRS during the year ended December 31, 2022. Consistent with our treatment of other adjustments to GAAP in arriving at Distributable Earnings, the income tax benefit of the combined TRS will not be recognized in Distributable Earnings until realized.
Income attributable to non-controlling interests decreased $4.4 million.
Corporate
Corporate loss increased by $110.2 million, from $256.9 million during the year ended December 31, 2022 to $367.1 million during the year ended December 31, 2023, primarily due to (i) a $78.7 million increase in interest expense reflecting higher average outstanding term loan and unsecured senior note balances, as well as higher interest rates, and (ii) a $32.9 million unfavorable change in realized gain (loss) on fixed-to-floating interest rate swaps which hedge a portion of our unsecured senior notes.

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
Property Segment
Distributable Earnings by Portfolio (amounts in thousands)

	For the Year Ended December 31,
	2022	2021	Change
Master Lease Portfolio	$17,947	$17,217	$730
Medical Office Portfolio	21,221	20,299	922
Woodstar I Portfolio	—	13,807	(13,807)
Woodstar II Portfolio	—	16,901	(16,901)
Woodstar Fund, net of non-controlling interests	46,092	6,279	39,813
Sale of interest in Woodstar Fund	—	191,301	(191,301)
Other/Corporate	(4,057)	(2,021)	(2,036)
Distributable Earnings	$81,203	$263,783	$(182,580)

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
Other income decreased by $16.7 million during the year ended December 31, 2022, primarily due to (i) a $52.3 million decrease in realized gains on conduit loans and (ii) a $14.9 million decrease in realized gains and increase in recognized losses on CMBS, partially offset by (iii) a $29.7 million increase in realized gains on derivatives principally related to conduit loans and (iv) a $23.3 million increased gain on sales of operating properties.
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
Sources of Liquidity
Our primary sources of liquidity are as follows:
Cash Flows for the Year Ended December 31, 2023 (amounts in thousands)

	GAAP	VIE Adjustments	Excluding Securitization VIEs
Net cash provided by operating activities	$528,597	$(14)	$528,583
Cash Flows from Investing Activities:
Origination, purchase and funding of loans held-for-investment	(2,717,720)	—	(2,717,720)
Proceeds from principal collections and sale of loans	3,432,673	—	3,432,673
Purchase and funding of investment securities	(11,578)	(48,011)	(59,589)
Proceeds from sales, redemptions and collections of investment securities	93,390	169,642	263,032
Proceeds from sales of real estate	73,569	—	73,569
Purchases and additions to properties and other assets	(25,085)	—	(25,085)
Net cash flows from other investments and assets	9,825	—	9,825
Net cash provided by investing activities	855,074	121,631	976,705
Cash Flows from Financing Activities:
Proceeds from borrowings	6,559,959	—	6,559,959
Principal repayments on and repurchases of borrowings	(7,473,900)	(410)	(7,474,310)
Payment of deferred financing costs	(20,990)	—	(20,990)
Proceeds from common stock issuances, net of offering costs	2,997	—	2,997
Payment of dividends	(601,192)	—	(601,192)
Contributions from non-controlling interests	2,724	—	2,724
Distributions to non-controlling interests	(45,368)	—	(45,368)
Repayment of debt of consolidated VIEs	(48,435)	48,435	—
Distributions of cash from consolidated VIEs	169,642	(169,642)	—
Net cash used in financing activities	(1,454,563)	(121,617)	(1,576,180)
Net decrease in cash, cash equivalents and restricted cash	(70,892)	—	(70,892)
Cash, cash equivalents and restricted cash, beginning of period	382,133	—	382,133
Effect of exchange rate changes on cash	731	—	731
Cash, cash equivalents and restricted cash, end of period	$311,972	$—	$311,972
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
Cash and cash equivalents decreased by $70.9 million during the year ended December 31, 2023, reflecting net cash used in financing activities of $1.6 billion, partially offset by net cash provided by investing activities of $1.0 billion and operating activities of $528.6 million.
Net cash provided by operating activities of $528.6 million during the year ended December 31, 2023 related primarily to cash interest income of $1.6 billion from our loans and $204.3 million from our investment securities. Net rental income provided cash of $78.9 million, servicing fees of $47.1 million, receipts from our interest rate derivatives of $89.6 million, distributions from our affordable housing fund investments of $39.4 million, and sales and principal collections, net of originations and purchases of loans held-for-sale of $199.7 million. Offsetting these cash inflows was cash interest expense of $1.4 billion, general and administrative expenses of $260.4 million and a net change in operating assets and liabilities of $107.9 million.
Net cash provided by investing activities of $1.0 billion for the year ended December 31, 2023 related primarily to proceeds received from principal collections and sale of loans held-for-investment of $3.4 billion and investment securities of $263.0 million, partially offset by the origination, purchase and funding of loans held-for-investment of $2.7 billion and investment securities of $59.6 million.
Net cash used in financing activities of $1.6 billion for the year ended December 31, 2023 related primarily to repayments and deferred loan costs on our debt, net of borrowings, of $935.3 million and dividend distributions of $601.2 million.
Financing Arrangements

We utilize a variety of financing arrangements, including:
1)Repurchase Agreements: Repurchase agreements effectively allow us to borrow against loans and securities that we own. Under these agreements, we sell our loans and securities to a counterparty and agree to repurchase the same loans and securities from the counterparty at a price equal to the original sales price plus interest. The counterparty retains the sole discretion over both whether to purchase the loan and security from us and, subject to certain conditions, the market value of such loan or security for purposes of determining whether we are required to pay margin to the counterparty. Generally, if the lender determines (subject to certain conditions) that the market value of the collateral in a repurchase transaction has decreased by more than a defined minimum amount, we would be required to repay any amounts borrowed in excess of the product of (i) the revised market value multiplied by (ii) the applicable advance rate. During the term of a repurchase agreement, we receive the principal and interest on the related loans and securities and pay interest to the counterparty. As of December 31, 2023, we had various repurchase agreements, with details referenced in the table provided below.

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

5)Unsecured Senior Notes and Term Loans: We issue senior notes, some of which are convertible, as well as term loans to finance certain operating and investing activities of the Company. The senior notes accrue interest at fixed interest rates, while the term loans are variable, and vary in tenure. Refer to Notes 11 and 12 to the Consolidated Financial Statements for further discussion of our financing arrangements.

Secured Borrowings
The following table is a summary of our secured borrowings as of December 31, 2023 (dollars in thousands):

	Current Maturity		Extended Maturity (a)		Weighted Average Pricing		Pledged Asset Carrying Value		Maximum Facility Size		Outstanding Balance		Approved but Undrawn Capacity (b)	Unallocated Financing Amount (c)
Repurchase Agreements:
Commercial Loans	Jun 2024 to Dec 2028	(d)	Oct 2025 to Dec 2030	(d)	Index + 2.07%	(e)	$10,267,245		$12,109,808	(f)	$7,170,389		$358,010	$4,581,409
Residential Loans	Aug 2024 to Oct 2025		Aug 2024 to Apr 2026		SOFR + 1.90%		2,602,728		3,450,000		2,287,655		30,046	1,132,299
Infrastructure Loans	Sep 2024		Sep 2026		SOFR + 2.07%		541,979		650,000		453,217		—	196,783
Conduit Loans	Dec 2024 to Jun 2026		Dec 2025 to Jun 2027		SOFR + 2.30%		31,690		375,000		26,930		—	348,070
CMBS/RMBS	Sep 2024 to Apr 2032	(g)	Dec 2024 to Oct 2032	(g)	(h)		1,424,610		995,907		714,168	(i)	48,429	233,310
Total Repurchase Agreements							14,868,252		17,580,715		10,652,359		436,485	6,491,871
Other Secured Financing:
Borrowing Base Facility	Nov 2024		Oct 2026		SOFR + 2.11%		479,925		750,000	(j)	27,639		250,000	472,361
Commercial Financing Facilities	Jul 2024 to Aug 2028		Jul 2025 to Dec 2030		Index + 2.20%		557,888		572,552	(k)	387,822		—	184,730
Infrastructure Financing Facilities	Jun 2025 to Oct 2025		Jun 2027 to Jul 2032		Index + 2.14%		877,591		1,550,000		631,187		65,541	853,272
Property Mortgages - Fixed rate	Oct 2025 to Jun 2026		N/A		4.52%		32,772		29,898		29,898		—	—
Property Mortgages - Variable rate	Jun 2024 to Mar 2026		N/A		(l)		895,159		855,080		853,145		—	1,935
Term Loans and Revolver	(m)		N/A		(m)		N/A	(m)	1,516,778		1,366,778		150,000	—
STWD 2022-FL3 CLO	Nov 2038		N/A		SOFR + 1.64%		1,007,532		840,620		840,620		—	—
STWD 2021-HTS SASB	Apr 2034		N/A		SOFR + 2.26%		224,509		203,284		203,284		—	—
STWD 2021-FL2 CLO	Apr 2038		N/A		SOFR + 1.50%		1,288,165		1,065,713		1,065,713		—	—
STWD 2019-FL1 CLO	Jul 2038		N/A		SOFR + 1.51%		739,684		570,546		570,546		—	—
STWD 2021-SIF2 CLO	Jan 2033		N/A		SOFR + 1.89%		514,286		410,000		410,000			—
STWD 2021-SIF1 CLO	Apr 2032		N/A		SOFR + 2.07%		514,594		410,000		410,000		—	—
Total Other Secured Financing							7,132,105		8,774,471		6,796,632		465,541	1,512,298
							$22,000,357		$26,355,186		$17,448,991		$902,026	$8,004,169
Unamortized net discount											(24,371)
Unamortized deferred financing costs											(65,332)
											$17,359,288
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
(e)Certain facilities with an outstanding balance of $2.8 billion as of December 31, 2023 are indexed to EURIBOR, BBSY, SARON and SONIA. The remainder are indexed to SOFR.
(f)Certain facilities with an aggregate initial maximum facility size of $11.7 billion may be increased to $12.1 billion, subject to certain conditions. The $12.1 billion amount includes such upsizes.
(g)Certain facilities with an outstanding balance of $332.6 million as of December 31, 2023 carry a rolling 11-month or 12-month term which may reset monthly or quarterly with the lender's consent. These facilities carry no maximum facility size.
(h)A facility with an outstanding balance of $281.3 million as of December 31, 2023 has a weighted average fixed annual interest rate of 3.54%. All other facilities are variable rate with a weighted average rate of SOFR + 2.22%.
(i)Includes: (i) $281.3 million outstanding on a repurchase facility that is not subject to margin calls; and (ii) $33.0 million outstanding on one of our repurchase facilities that represents the 49% pro rata share owed by a non-controlling partner in a consolidated joint venture (see Note 16 to the Consolidated Financial Statements).
(j)The maximum facility size as of December 31, 2023 of $450.0 million may be increased to $750.0 million, subject to certain conditions.

(k)Certain facilities with an aggregate initial maximum facility size of $472.6 million may be increased to $572.6 million, subject to certain conditions. The $572.6 million amount includes such upsizes.
(l)Includes a $600.0 million first mortgage and mezzanine loan secured by our Medical Office Portfolio. This debt has a weighted average interest rate of SOFR + 2.18% that we swapped to a fixed rate of 3.46%. The remainder have a weighted average rate of SOFR + 3.38%.
(m)Consists of: (i) a $772.8 million term loan facility that matures in July 2026, of which $383.0 million has an annual interest rate of SOFR + 2.60% and $389.8 million has an annual interest rate of SOFR + 3.35%, subject to a 0.75% SOFR floor, (ii) a $150.0 million revolving credit facility that matures in April 2026 with an annual interest rate of SOFR + 2.60%, and (iii) a $594.0 million term loan facility that matures in November 2027, with an annual interest rate of SOFR + 3.25%, subject to a 0.50% SOFR floor. These facilities are secured by the equity interests in certain of our subsidiaries which totaled $5.9 billion as of December 31, 2023.

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

2023 Quarter Ended	Quarter-End Balance	Weighted-Average Balance During Quarter	Variance
March 31, 2023	18,630,290	18,331,322	298,968
June 30, 2023	18,263,851	18,625,814	(361,963)
September 30, 2023	17,171,912	17,506,017	(334,105)
December 31, 2023	17,643,891	17,493,558	150,333

2022 Quarter Ended	Quarter-End Balance	Weighted-Average Balance During Quarter	Variance
March 31, 2022	15,419,344	15,645,668	(226,324)
June 30, 2022	17,008,158	16,151,019	857,139	(a)
September 30, 2022	17,282,020	17,521,495	(239,475)
December 31, 2022	18,299,267	18,084,425	214,842
(a)Variance primarily due to late quarter timing of loan pledges and advances.

Borrowings under Unsecured Senior Notes
During the years ended December 31, 2023 and 2022, the weighted average effective borrowing rate on our unsecured senior notes was 4.9% and 4.7%, respectively. The effective borrowing rate includes the effects of underwriter purchase discount.
Refer to Note 12 to the Consolidated Financial Statements for further disclosure regarding the terms of our unsecured senior notes.

Scheduled Principal Repayments on Investments and Overhang on Financing Facilities
The following scheduled and/or projected principal repayments on our investments were based on amounts outstanding and extended contractual maturities of those investments as of December 31, 2023. The projected and/or required repayments of financing were based on the earlier of (i) the extended contractual maturity of each credit facility or (ii) the extended contractual maturity of each of the investments that have been pledged as collateral under the respective credit facility (amounts in thousands):

	Scheduled Principal Repayments on Loans and HTM Securities	Scheduled/Projected Principal Repayments on RMBS and CMBS	Projected/Required Repayments of Financing	Scheduled Principal Inflows Net of Financing Outflows
First Quarter 2024	$448,440	$3,553	$(414,968)	$37,025
Second Quarter 2024	173,893	28,116	(223,808)	(21,799)
Third Quarter 2024	267,608	6,888	(438,534)	(164,038)
Fourth Quarter 2024	480,871	41,581	(1,812,463)	(1,290,011)	(1)
Total	$1,370,812	$80,138	$(2,889,773)	$(1,438,823)
__________________________________________________
(1)Shortfall primarily relates to (i) $600.0 million related to outstanding debt on our Medical Office Portfolio that we expect to refinance, (ii) $400.0 million of our unsecured senior notes that mature in December 2024 that we intend to repay with funds generated in the normal course of business and (iii) $329.3 million of repayments under a securities facility which carries a rolling 12-month term that we have historically extended, and intend to continue to extend with lender’s consent.
In the normal course of business, the Company is in discussions with its lenders to extend, amend or replace any financing facilities which contain near term expirations.
Issuances of Equity Securities
We may raise funds through capital market transactions by issuing capital stock. There can be no assurance, however, that we will be able to access the capital markets at any particular time or on any particular terms. We have authorized 100,000,000 shares of preferred stock and 500,000,000 shares of common stock. At December 31, 2023, we had 100,000,000 shares of preferred stock available for issuance and 186,633,926 shares of common stock available for issuance.

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
The amount of leverage we deploy for particular investments in our target assets depends upon our assessment of a variety of factors, which may include the anticipated liquidity and price volatility of the assets in our investment portfolio, the potential for losses and extension risk in our portfolio, the gap between the duration of our assets and liabilities, including hedges, the availability and cost of financing the assets, our opinion of the creditworthiness of our financing counterparties, the health of the U.S., European and Australian economies and commercial, residential and infrastructure markets, our outlook for the level, slope and volatility of interest rates, the credit quality of our assets, the collateral underlying our assets and our outlook for asset spreads relative to the applicable reference rate curve. Our secured debt agreements contain customary affirmative and negative covenants, including financial covenants, that in some cases restrict our total leverage (as defined therein). As of December 31, 2023, we were in compliance with all such covenants.
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

The tax treatment for our aggregate distributions per share of common stock paid with respect to the 2023 tax year is as follows:

Record Date	Payable Date	Per Share Dividend	Ordinary Taxable Dividends	Taxable Qualified Dividends	Total Capital Gain Distribution	Unrecaptured 1250 Gain	Section 199A Dividends

3/31/2023	4/14/2023	0.4800	0.4607	—	0.0193	0.0083	0.4607
6/30/2023	7/17/2023	0.4800	0.4607	—	0.0193	0.0083	0.4607
9/30/2023	10/16/2023	0.4800	0.4607	—	0.0193	0.0083	0.4607
12/29/2023	1/15/2024	0.4800	0.4607	—	0.0193	0.0083	0.4607
		$1.9200	$1.8428	$—	$0.0772	$0.0332	$1.8428

Contractual Obligations and Commitments
Our material contractual obligations and commitments as of December 31, 2023 are as follows (amounts in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Secured financings (a)	$13,948,828	$1,391,885	$4,208,841	$6,556,266	$1,791,836
CLOs and SASB (b)	3,500,163	505,165	2,649,687	335,641	9,670
Unsecured senior notes	2,180,750	400,000	900,000	880,750	—
Future loan commitments:
Commercial Lending (c)	1,280,899	821,899	456,489	2,511	—
Infrastructure Lending (d)	227,548	202,787	21,713	3,048	—
__________________________________________________

(a)Represents the contractual maturity of the respective credit facility, inclusive of available extension options.  If investments that have been pledged as collateral repay earlier than the contractual maturity of the debt, the related portion of the debt would likewise require earlier repayment. Refer to Note 11 to the Consolidated Financial Statements for the expected maturities by year. Excludes debt related to properties held-for-sale (see Note 7 to the Consolidated Financial Statements).

(b)Represents the fully extended maturity of the underlying collateral.

(c)Excludes $374.9 million of loan funding commitments in which management projects the Company will not be obligated to fund in the future due to repayments made by the borrower earlier than, or in excess of, expectations.

(d)Represents contractual commitments of $124.4 million under revolvers and letters of credit, $65.5 million under delayed draw term loans and $37.6 million of outstanding infrastructure loan purchase commitments.

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
Significant judgment is required when estimating future credit losses; therefore, actual results over time could be materially different. As of December 31, 2023, we held $18.5 billion of loans and HTM securities measured at amortized cost with expected future funding commitments of $1.3 billion. During the years ended December 31, 2023, 2022 and 2021, we recognized credit loss provisions of $243.7 million, $46.7 million and $8.3 million, respectively, and the related credit loss allowance was $333.1 million and $112.5 million at December 31, 2023 and 2022, respectively.

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
Subsequently, cumulative adverse changes in expected cash flows on our available-for-sale debt securities are recognized currently as an increase to the allowance for credit losses. However, the allowance is limited to the amount by which the AFS debt security’s amortized cost exceeds its fair value. Favorable changes in expected cash flows are first recognized as a decrease to the allowance for credit losses (recognized currently in earnings). Such changes would be recognized as a prospective yield adjustment only when the allowance for credit losses is reduced to zero. A change in expected cash flows that is attributable solely to a change in a variable interest reference rate does not result in a credit loss and is accounted for as a prospective yield adjustment.
Significant judgment is required when estimating expected cash flows used in determining the credit loss allowance for AFS debt securities; therefore, actual results over time could be materially different. As of December 31, 2023, we held $102.4 million of AFS debt securities. We did not recognize any provision for credit losses with respect to our AFS debt securities during the three years ended December 31, 2023 and there was no related credit loss allowance as of December 31, 2023.
Valuation of Assets and Liabilities Carried at Fair Value
We measure our VIE assets and liabilities, mortgage-backed securities, investments of consolidated affordable housing fund, derivative assets and liabilities, domestic servicing rights intangible asset and any assets or liabilities where we have elected the fair value option at fair value. When actively quoted observable prices are not available, we either use implied pricing from similar assets and liabilities or valuation models based on net present values of estimated future cash flows, adjusted as appropriate for liquidity, credit, market and/or other risk factors. See Note 21 to the Consolidated Financial Statements for details regarding the various methods and inputs we use in measuring the fair value of our assets and liabilities. As of December 31, 2023, we had $48.7 billion and $42.3 billion of assets and liabilities, respectively, that are measured at fair value, including $43.8 billion of VIE assets and $42.2 billion of VIE liabilities we consolidate pursuant to ASC 810.
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
Property Impairment
We review properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability is determined by comparing the carrying amount of the property to the undiscounted future net cash flows it is expected to generate. If such carrying amount exceeds the expected undiscounted future net cash flows, we adjust the carrying amount of the property to its estimated fair value. The estimation of expected future net cash flows and fair values of our properties involves significant judgments by our management, and changes to these judgments could significantly impact our reported results of operations.
As of December 31, 2023, we had properties held-for-investment with a carrying value of $1.0 billion. During the year ended December 31, 2023 we recognized $124.9 million of impairment losses on two foreclosed properties in the Commercial and Residential Lending Segment, as discussed in Note 7 to the Consolidated Financial Statements. We estimated the fair values of those properties based on either a third party appraisal or the sale price specified in an executed letter of intent to sell the property. There were no property impairment losses recognized in the years ended December 31, 2022 and 2021.
Goodwill Impairment
Our goodwill at December 31, 2023 of $259.8 million represents the excess of consideration transferred over the fair value of net assets acquired in connection with the acquisitions of LNR in April 2013 and the Infrastructure Lending Segment in September 2018 and October 2018. In testing goodwill for impairment, we follow ASC 350, Intangibles—Goodwill and

Other, which permits a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying value including goodwill. If the qualitative assessment determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying value including goodwill, then no impairment is determined to exist for the reporting unit. However, if the qualitative assessment determines that it is more likely than not that the fair value of the reporting unit is less than its carrying value including goodwill, or we choose not to perform the qualitative assessment, then we compare the fair value of that reporting unit with its carrying value, including goodwill, in a quantitative assessment. If the carrying value of a reporting unit exceeds its fair value, goodwill is considered impaired with the impairment loss measured as the excess of the reporting unit’s carrying value (inclusive of goodwill) over its fair value.
Based on our qualitative assessment during the fourth quarter of 2023, we believe that the Investing and Servicing Segment reporting unit to which the LNR acquisition goodwill was attributed is not currently at risk of failing a quantitative assessment. This qualitative assessment required judgment to be applied in evaluating the effects of multiple factors, including actual and projected financial performance of the reporting unit, macroeconomic conditions, industry and market conditions, and relevant entity specific events in determining whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill.
Based on our quantitative assessment during the fourth quarter of 2023, we determined that the fair value of the Infrastructure Lending Segment reporting unit to which goodwill is attributed exceeded its carrying value including goodwill. This quantitative assessment required judgment to be applied in determining the fair value of our equity in the Infrastructure Lending Segment, which included estimates of future cash flows, terminal equity multiple and market discount rate.
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

We seek to further manage credit risk associated with our Investing and Servicing Segment loans held-for-sale through the purchase of credit instruments. The following table presents our credit instruments as of December 31, 2023 and December 31, 2022 (dollars in thousands):

	Face Value of Loans Held-for-Sale	Aggregate Notional Value of Credit Instruments	Number of Credit Instruments
December 31, 2023	$45,400	$49,000	3
December 31, 2022	$23,900	$49,000	3
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
Interest Rate Risk
Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. We are subject to interest rate risk in connection with our investments and the related financing obligations. In general, we seek to match the interest rate characteristics of our investments with the interest rate characteristics of any related financing obligations such as repurchase agreements, bank credit facilities, term loans, revolving facilities and securitizations. In instances where the interest rate characteristics of an investment and the related financing obligation are not matched, we mitigate such interest rate risk through the utilization of interest rate derivatives of the same duration. The following table presents financial instruments where we have utilized interest rate derivatives to hedge interest rate risk and the related interest rate derivatives as of December 31, 2023 and 2022 (dollars in thousands):

	Face Value of Hedged Instruments	Aggregate Notional Value of Credit Instruments	Number of Credit Instruments
Instrument hedged as of December 31, 2023
Loans held-for-sale	$2,954,526	$3,646,500	43
RMBS, available-for-sale	191,916	85,000	2
CMBS, fair value option	67,433	58,800	2
HTM debt securities	9,629	9,629	1
Secured financing agreements	716,786	1,358,775	8
Unsecured senior notes	1,000,000	970,000	2
	$4,940,290	$6,128,704	58
Instrument hedged as of December 31, 2022
Loans held-for-sale	$3,116,815	$2,718,900	36
RMBS, available-for-sale	202,818	85,000	2
CMBS, fair value option	42,793	58,800	2
HTM debt securities	12,005	12,005	1
Secured financing agreements	681,823	1,471,446	9
Unsecured senior notes	1,000,000	970,000	2
	$5,056,254	$5,316,151	52

The following table summarizes the estimated annual change in net investment income for our variable rate investments and our variable rate debt assuming increases or decreases in SOFR or other applicable index rates and adjusted for the effects of our interest rate hedging activities (amounts in thousands):

Income (Expense) Subject to Interest Rate Sensitivity	Variable rate investments and indebtedness (1)	1.00% Decrease	0.50% Decrease	0.25% Decrease	0.25% Increase
Investment income from variable rate investments	$17,766,428	$(176,888)	$(88,444)	$(44,222)	$44,416
Interest expense from variable rate debt, net of interest rate derivatives	(12,949,699)	129,497	64,748	32,374	(32,374)
Net investment income from variable rate instruments	$4,816,729	$(47,391)	$(23,696)	$(11,848)	$12,042
______________________________________________________________________________________________________________________
(1)Includes the notional value of interest rate derivatives.
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

The following table represents our assets and liabilities that are denominated in Pounds Sterling (“GBP”), Euros (“EUR”), Australian dollars (“AUD”) and Swiss Francs (“CHF”), as well as our expected future net interest receipts (amounts in thousands):

	December 31, 2023
	GBP	EUR	AUD		CHF
Foreign currency assets	£1,684,671	€1,105,375	A$	1,927,795	Fr.	64,266
Foreign currency liabilities	1,166,900	364,198	1,350,903		47,474
Foreign currency contracts - notional, net	(538,939)	(815,083)	(882,675)		(20,423)
Subtotal (1)	£2,312,631	€654,490	A$	2,396,023	Fr.	91,316

	December 31, 2022
	GBP	EUR	AUD		CHF
Foreign currency assets	£1,955,257	€959,280	A$	1,863,969	Fr.	58,140
Foreign currency liabilities	(1,437,484)	(373,901)	(1,387,924)		(38,218)
Foreign currency contracts - notional, net	(579,970)	(661,468)	(636,167)		(24,455)
Subtotal (1)	£(62,197)	€(76,089)	A$	(160,122)	Fr.	(4,533)
______________________________________________________________________________________________________________________

(1)     Primarily relates to expected net interest cash flows on the respective assets and liabilities over their term.

Substantially all of our net asset exposure to the GBP, EUR, AUD and CHF has been hedged with foreign currency forward contracts as of December 31, 2023, as indicated in the table above. Refer to Note 14 to the Consolidated Financial Statements for further detail regarding our foreign currency derivatives and their contractual maturities.

Real Estate Risk

The market values of commercial and residential mortgage assets are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns, public health emergencies and other factors); local real estate conditions; changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay the underlying loans, which could also cause us to suffer losses.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Starwood Property Trust, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Starwood Property Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
February 22, 2024
We have served as the Company’s auditor since 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of
Starwood Property Trust, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Starwood Property Trust. Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 22, 2024, expressed an unqualified opinion on those financial statements and financial statement schedules.
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
February 22, 2024

Starwood Property Trust, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except share data)

	As of December 31,
	2023	2022
Assets:
Cash and cash equivalents	$194,660	$261,061
Restricted cash	117,312	121,072
Loans held-for-investment, net of credit loss allowances of $309,039 and $99,413	17,574,249	18,401,439
Loans held-for-sale, at fair value	2,645,637	2,784,594
Investment securities, net of credit loss allowances of $13,143 and $3,182 ($129,308 and $142,334 held at fair value)	735,562	815,804
Properties, net	1,046,384	1,449,986
Properties held-for-sale	290,937	—
Investments of consolidated affordable housing fund, at fair value	2,012,833	1,761,002
Investments in unconsolidated entities	90,376	91,892
Goodwill	259,846	259,846
Intangible assets ($19,384 and $17,790 held at fair value)	64,967	68,773
Derivative assets	63,437	108,621
Accrued interest receivable	200,867	168,521
Other assets	420,773	297,477
Variable interest entity (“VIE”) assets, at fair value	43,786,356	52,453,041
Total Assets	$69,504,196	$79,043,129
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$293,442	$298,999
Related-party payable	44,816	41,186
Dividends payable	152,888	151,511
Derivative liabilities	102,467	91,404
Secured financing agreements, net	13,867,996	14,501,532
Collateralized loan obligations and single asset securitization, net	3,491,292	3,676,224
Unsecured senior notes, net	2,158,888	2,329,211
Debt related to properties held-for-sale	193,691	—
VIE liabilities, at fair value	42,175,734	50,754,355
Total Liabilities	62,481,214	71,844,422
Commitments and contingencies (Note 23)
Temporary Equity: Redeemable non-controlling interests	414,348	362,790
Permanent Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Preferred stock, $0.01 per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 per share, 500,000,000 shares authorized, 320,814,765 issued and 313,366,074 outstanding as of December 31, 2023 and 318,123,861 issued and 310,675,170 outstanding as of December 31, 2022	3,208	3,181
Additional paid-in capital	5,864,670	5,807,087
Treasury stock (7,448,691 shares)	(138,022)	(138,022)
Retained earnings	505,881	769,237
Accumulated other comprehensive income	15,352	20,955
Total Starwood Property Trust, Inc. Stockholders’ Equity	6,251,089	6,462,438
Non-controlling interests in consolidated subsidiaries	357,545	373,479
Total Permanent Equity	6,608,634	6,835,917
Total Liabilities and Equity	$69,504,196	$79,043,129
________________________________________________________
Note: In addition to the VIE assets and liabilities which are separately presented, our consolidated balance sheets as of December 31, 2023 and 2022 include assets of $4.3 billion and $4.5 billion, respectively, and liabilities of $3.5 billion and $3.7 billion, respectively, related to consolidated collateralized loan obligations (“CLOs”) and a single asset securitization (“SASB”), which are considered to be VIEs.  The CLOs’ and SASB’s assets can only be used to settle obligations of the CLOs and SASB, and the CLOs’ and SASB’s liabilities do not have recourse to Starwood Property Trust, Inc. Refer to Note 16 for additional discussion of VIEs.
See notes to consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Consolidated Statements of Operations
(Amounts in thousands, except per share data)

	For the Year Ended December 31,
	2023	2022	2021
Revenues:
Interest income from loans	$1,804,104	$1,218,521	$800,291
Interest income from investment securities	76,524	65,058	45,168
Servicing fees	33,121	40,359	38,739
Rental income	127,666	128,263	278,831
Other revenues	8,493	12,515	7,059
Total revenues	2,049,908	1,464,716	1,170,088
Costs and expenses:
Management fees	141,543	155,551	167,773
Interest expense	1,436,107	797,121	445,087
General and administrative	180,212	175,500	171,302
Acquisition and investment pursuit costs	925	3,400	1,184
Costs of rental operations	44,842	44,115	111,667
Depreciation and amortization	49,141	49,293	83,001
Credit loss provision, net	243,728	46,657	8,335
Other expense	1,820	1,314	708
Total costs and expenses	2,098,318	1,272,951	989,057
Other income (loss):
Change in net assets related to consolidated VIEs	181,688	124,001	162,333
Change in fair value of servicing rights	1,594	1,010	3,578
Change in fair value of investment securities, net	767	(2,204)	(387)
Change in fair value of mortgage loans, net	62,702	(346,222)	69,050
Income from affordable housing fund investments	291,244	755,736	6,425
Earnings (loss) from unconsolidated entities	16,722	(6,323)	8,752
Gain on sale of investments and other assets, net	25,729	137,611	38,984
(Loss) gain on derivative financial instruments, net	(38,605)	334,015	82,363
Foreign currency gain (loss), net	60,834	(96,956)	(36,292)
Loss on extinguishment of debt	(1,238)	(1,185)	(7,428)
Other loss, net	(135,552)	(93,710)	(7,314)
Total other income	465,885	805,773	320,064
Income before income taxes	417,475	997,538	501,095
Income tax benefit (provision)	682	61,523	(8,669)
Net income	418,157	1,059,061	492,426
Net income attributable to non-controlling interests	(78,944)	(187,586)	(44,687)
Net income attributable to Starwood Property Trust, Inc.	$339,213	$871,475	$447,739

Earnings per share data attributable to Starwood Property Trust, Inc.:
Basic	$1.07	$2.80	$1.54
Diluted	$1.07	$2.74	$1.52
See notes to consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Amounts in thousands)

	For the Year Ended December 31,
	2023	2022	2021
Net income	$418,157	$1,059,061	$492,426
Other comprehensive (loss) income (net change by component):
Available-for-sale securities	(5,603)	(19,998)	(3,104)
Foreign currency translation	—	—	64
Other comprehensive loss	(5,603)	(19,998)	(3,040)
Comprehensive income	412,554	1,039,063	489,386
Less: Comprehensive income attributable to non-controlling interests	(78,944)	(187,586)	(44,687)
Comprehensive income attributable to Starwood Property Trust, Inc.	$333,610	$851,477	$444,699
See notes to consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Consolidated Statements of Equity
(Amounts in thousands, except share data)

	Temporary Equity	Common stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Starwood Property Trust, Inc. Stockholders’ Equity	Non- Controlling Interests	Total Permanent Equity
		Shares	Par Value		Shares	Amount
Balance, December 31, 2020	$—	292,091,601	$2,921	$5,209,739	7,448,691	$(138,022)	$(629,733)	$43,993	$4,488,898	$373,678	$4,862,576
Cumulative effect of convertible notes accounting standard update adopted January 1, 2021	—	—	—	(3,755)	—	—	2,219	—	(1,536)	—	(1,536)
Cumulative effect of investment company fair value adjustment	—	—	—	—	—	—	1,236,476	—	1,236,476	—	1,236,476
Proceeds from public offering of common stock	—	16,000,000	160	392,960	—	—	—	—	393,120	—	393,120
Proceeds from DRIP Plan	—	39,957	—	966	—	—	—	—	966	—	966
Redemption of Class A Units	—	853,681	9	17,729	—	—	—	—	17,738	(17,738)	—
Equity offering costs	—	—	—	(720)	—	—	—	—	(720)	—	(720)
Share-based compensation	—	2,568,525	26	39,261	—	—	—	—	39,287	—	39,287
Manager fees paid in stock	—	715,180	7	17,033	—	—	—	—	17,040	—	17,040
Net income	748	—	—	—	—	—	447,739	—	447,739	43,939	491,678
Dividends declared, $1.92 per share	—	—	—	—	—	—	(563,595)	—	(563,595)	—	(563,595)
Other comprehensive loss, net	—	—	—	—	—	—	—	(3,040)	(3,040)	—	(3,040)
Contributions from non-controlling interests	214,167	—	—	—	—	—	—	—	—	5,590	5,590
Distributions to non-controlling interests	—	—	—	163	—	—	—	—	163	(44,113)	(43,950)
Balance, December 31, 2021	$214,915	312,268,944	$3,123	$5,673,376	7,448,691	$(138,022)	$493,106	$40,953	$6,072,536	$361,356	$6,433,892
Proceeds from ATM Agreement	—	2,168,710	22	49,241	—	—	—	—	49,263	—	49,263
Proceeds from DRIP Plan	—	48,357	—	1,073	—	—	—	—	1,073	—	1,073
Proceeds from employee stock purchase plan	—	67,965	1	1,180	—	—	—	—	1,181	—	1,181
Equity offering costs	—	—	—	(1,074)	—	—	—	—	(1,074)	—	(1,074)
Share-based compensation	—	1,724,165	17	40,168	—	—	—	—	40,185	—	40,185
Manager fees paid in stock	—	1,845,720	18	43,123	—	—	—	—	43,141	—	43,141
Net income	153,820	—	—	—	—	—	871,475	—	871,475	33,766	905,241
Dividends declared, $1.92 per share	—	—	—	—	—	—	(595,344)	—	(595,344)	—	(595,344)
Other comprehensive loss, net	—	—	—	—	—	—	—	(19,998)	(19,998)	—	(19,998)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	21,925	21,925
Distributions to non-controlling interests	(5,945)	—	—	—	—	—	—	—	—	(43,568)	(43,568)
Balance, December 31, 2022	$362,790	318,123,861	$3,181	$5,807,087	7,448,691	$(138,022)	$769,237	$20,955	$6,462,438	$373,479	$6,835,917
Proceeds from DRIP Plan	—	57,492	1	1,090	—	—	—	—	1,091	—	1,091
Proceeds from employee stock purchase plan	—	123,327	1	1,905	—	—	—	—	1,906	—	1,906
Redemption of Class A Units	—	—	—	43	—	—	—	—	43	(43)	—
Share-based compensation	—	1,667,034	17	39,230	—	—	—	—	39,247	—	39,247
Manager fees paid in stock	—	843,051	8	15,315	—	—	—	—	15,323	—	15,323
Net income	58,410	—	—	—	—	—	339,213	—	339,213	20,534	359,747
Dividends declared, $1.92 per share	—	—	—	—	—	—	(602,569)	—	(602,569)	—	(602,569)
Other comprehensive loss, net	—	—	—	—	—	—	—	(5,603)	(5,603)	—	(5,603)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	2,724	2,724
Distributions to non-controlling interests	(6,852)	—	—	—	—	—	—	—	—	(39,149)	(39,149)
Balance, December 31, 2023	$414,348	320,814,765	$3,208	$5,864,670	7,448,691	$(138,022)	$505,881	$15,352	$6,251,089	$357,545	$6,608,634

See notes to consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Amounts in thousands)

	For the Year Ended December 31,
	2023	2022	2021
Cash Flows from Operating Activities:
Net income	$418,157	$1,059,061	$492,426
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of deferred financing costs, premiums and discounts on secured borrowings	50,467	47,662	43,199
Amortization of discounts and deferred financing costs on unsecured senior notes	9,365	8,782	7,076
Accretion of net discount on investment securities	(8,498)	(12,227)	(13,513)
Accretion of net deferred loan fees and discounts	(67,112)	(62,557)	(57,948)
Share-based compensation	39,247	40,185	39,287
Manager fees paid in stock	15,323	43,141	17,040
Change in fair value of investment securities	(767)	2,204	387
Change in fair value of consolidated VIEs	(33,158)	25,159	(20,070)
Change in fair value of servicing rights	(1,594)	(1,010)	(3,578)
Change in fair value of loans	(62,702)	346,222	(69,050)
Change in fair value of affordable housing fund investments	(251,831)	(720,693)	(402)
Change in fair value of derivatives	128,218	(329,204)	(90,126)
Foreign currency (gain) loss, net	(60,834)	96,956	36,292
Gain on sale of investments and other assets	(25,729)	(137,611)	(38,984)
Impairment charges on properties and related intangibles	124,902	55	—
Credit loss provision, net	243,728	46,657	8,335
Depreciation and amortization	54,296	53,941	84,591
(Earnings) loss from unconsolidated entities	(16,722)	6,323	(8,752)
Distributions of earnings from unconsolidated entities	8,847	5,354	4,708
Loss on extinguishment of debt	1,238	986	7,428
Origination and purchase of loans held-for-sale, net of principal collections	(571,005)	(4,437,448)	(5,172,721)
Proceeds from sale of loans held-for-sale	770,733	4,153,003	3,831,712
Changes in operating assets and liabilities:
Related-party payable, net	3,630	(35,185)	37,201
Accrued and capitalized interest receivable, less purchased interest	(155,831)	(201,500)	(136,772)
Other assets	(65,780)	44,118	(28,437)
Accounts payable, accrued expenses and other liabilities	(17,991)	171,367	40,696
Net cash provided by (used in) operating activities	528,597	213,741	(989,975)
Cash Flows from Investing Activities:
Origination, purchase and funding of loans held-for-investment	(2,717,720)	(5,544,012)	(8,637,213)
Proceeds from principal collections on loans	3,337,402	2,096,777	4,024,958
Proceeds from loans sold	95,271	101,683	344,221
Purchase and funding of investment securities	(11,578)	(86,512)	(198,358)
Proceeds from sales and redemptions of investment securities	3,042	—	—
Proceeds from principal collections on investment securities	90,348	115,947	87,450
Proceeds from sales of real estate	73,569	203,702	98,210
Purchases and additions to properties and other assets	(25,085)	(25,225)	(26,272)
Investments in unconsolidated entities	(2,603)	(461)	(1,312)
Distribution of capital from unconsolidated entities	10,977	3,375	30,448
Cash resulting from initial consolidation of entities	824	617	—
Cash reclassified to investments of affordable housing fund	—	—	(28,094)
Payments for purchase or early termination of derivatives	(42,411)	(19,077)	(33,902)
Proceeds from early termination of derivatives	43,038	202,880	58,210
Net cash provided by (used in) investing activities	$855,074	$(2,950,306)	$(4,281,654)

See notes to consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(Amounts in thousands)

	For the Year Ended December 31,
	2023	2022	2021
Cash Flows from Financing Activities:
Proceeds from borrowings	$6,559,959	$13,521,148	$17,436,866
Principal repayments on and repurchases of borrowings	(7,473,900)	(9,888,088)	(11,929,179)
Payment of deferred financing costs	(20,990)	(69,820)	(71,858)
Proceeds from common stock issuances	2,997	51,517	394,086
Payment of equity offering costs	—	(1,074)	(720)
Payment of dividends	(601,192)	(591,457)	(553,930)
Contributions from non-controlling interests	2,724	21,925	219,757
Distributions to non-controlling interests	(45,368)	(49,452)	(43,950)
Issuance of debt of consolidated VIEs	—	—	69,398
Repayment of debt of consolidated VIEs	(48,435)	(290,232)	(767,427)
Distributions of cash from consolidated VIEs	169,642	93,412	120,060
Net cash (used in) provided by financing activities	(1,454,563)	2,797,879	4,873,103
Net (decrease) increase in cash, cash equivalents and restricted cash	(70,892)	61,314	(398,526)
Cash, cash equivalents and restricted cash, beginning of period	382,133	321,914	722,162
Effect of exchange rate changes on cash	731	(1,095)	(1,722)
Cash, cash equivalents and restricted cash, end of period	$311,972	$382,133	$321,914
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,351,533	$671,186	$386,918
Income taxes paid (refunded), net	1,670	(7,862)	7,793
Supplemental disclosure of non-cash investing and financing activities:
Dividends declared, but not yet paid	$153,705	$152,443	$148,527
Consolidation of VIEs (VIE asset/liability additions)	722,039	4,361,325	5,332,754
Deconsolidation of VIEs (VIE asset/liability reductions)	—	730,013	935,855
Net assets acquired through foreclosure, equity control or conversion to equity interest:
Assets acquired, less cash	101,963	406,705	36,308
Liabilities assumed	983	95,691	—
Loan principal collections temporarily held at master servicer	124,314	429	31,681
Reclassification of loans held-for-investment to loans held-for-sale	41,392	113,710	267,557
Reclassification of loans held-for-sale to loans held-for-investment	—	—	155,548
Lease liabilities arising from obtaining right-of-use assets	—	29,821	1,430
Unsettled derivative transactions	—	2,323	—
Transfer of loans from VIE assets to residential loans upon redemption of consolidated RMBS trusts	—	—	526,679
Redemption of Class A Units for common stock	—	—	17,738
See notes to consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of December 31, 2023
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
We have four reportable business segments as of December 31, 2023 and we refer to the investments within these segments as our target assets:
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
We are organized as a holding company and conduct our business primarily through our various wholly-owned subsidiaries. We are externally managed and advised by SPT Management, LLC (our “Manager”) pursuant to the terms of a management agreement. Our Manager is controlled by Barry Sternlicht, our Chairman and Chief Executive Officer. Our Manager is an affiliate of Starwood Capital Group Global, L.P., a privately-held private equity firm founded by Mr. Sternlicht.

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

Properties Held-For-Sale

Properties and any associated intangible assets are presented within properties held-for-sale on our consolidated balance sheet when the sale of the property is considered probable to occur within one year, at which time we cease depreciation and amortization of the property and the associated intangibles. Held-for-sale properties are reported at the lower of their carrying value or fair value less costs to sell. If any associated debt is expected to be assumed by the buyer, such debt is separately presented within debt related to properties held-for-sale on our consolidated balance sheet.

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

Effective with the third party interest sale, the Woodstar Fund has the characteristics of an investment company under ASC 946, Financial Services – Investment Companies. Accordingly, the Woodstar Fund is required to carry the investments in its properties at fair value, with a cumulative effect adjustment between the fair value and previous carrying value of its investments recognized in stockholders’ equity as of November 5, 2021, the date of the Woodstar Fund’s change in status to an investment company. Such cumulative effect adjustment amounted to $1.2 billion, as reflected in our consolidated statement of equity for the year ended December 31, 2021. Because we are the primary beneficiary of the Woodstar Fund, which is a VIE (as discussed in Note 16), we consolidate the accounts of the Woodstar Fund into our consolidated financial statements, retaining the fair value basis of accounting for its investments. Realized and unrealized changes in the fair value of the Woodstar Fund’s property investments, and distributions thereon, are recognized in the “Income from affordable housing fund investments” caption within the other income (loss) section of our consolidated statements of operations. See Note 8 for further details regarding the Woodstar Fund’s investments and related income and Note 18 with respect to its contingently redeemable non-controlling interests which are classified as “Temporary Equity” in our consolidated balance sheet.
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

Goodwill

Goodwill is not amortized, but rather tested for impairment annually or more frequently if events or changes in circumstances indicate potential impairment. Goodwill at December 31, 2023 and 2022 represents the excess of the consideration paid over the fair value of net assets acquired in connection with the acquisitions of LNR Property LLC (“LNR”) in April 2013 and the Infrastructure Lending Segment in September and October 2018.
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

Derivative Instruments and Hedging Activities
We record all derivatives on our consolidated balance sheets at fair value. The accounting for changes in the fair value of derivatives depends on whether we have elected to designate a derivative in a hedging relationship and have satisfied the criteria necessary to apply hedge accounting under GAAP. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We regularly enter into derivative contracts that are intended to economically hedge certain of our risks, even though the transactions may not qualify for, or we may not elect to pursue, hedge accounting. In such cases, changes in the fair value of the derivatives are recorded in earnings. We classify cash flows related to purchases and early terminations of derivatives that serve as economic hedges as investing activities in our consolidated statements of cash flows.
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

Share‑Based Payments
The fair value of the restricted stock awards (“RSAs”) or restricted stock units (“RSUs”) granted is recorded as expense on a straight‑line basis over the vesting period for the award, with an offsetting increase in stockholders’ equity. The fair value is determined based upon the stock price on the grant date. The Company recognizes compensation expense related to its Employee Stock Purchase Program (“ESPP”) based on the estimated fair value of the discounted purchase options granted to the participants as of the beginning of each quarterly offering period determined using the Black-Scholes option pricing model.

Foreign Currency Translation
Our assets and liabilities denominated in foreign currencies are translated into U.S. dollars using foreign currency exchange rates at the end of the reporting period. Income and expenses are translated at the average exchange rates for each reporting period. The effects of translating the assets, liabilities and income of our foreign investments held by entities with a U.S. dollar functional currency are included in foreign currency gain (loss) in the consolidated statements of operations. The effects of translating the assets, liabilities and income of our foreign investments held by entities with functional currencies other than the U.S. dollar, if any, are included in OCI. Realized foreign currency gains and losses and changes in the value of foreign currency denominated monetary assets and liabilities are included in the determination of net income and are reported as foreign currency gain (loss) in our consolidated statements of operations.

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

Nearly all of the Company’s unvested RSUs and RSAs contain rights to receive non-forfeitable dividends and thus are participating securities. In addition, the non-controlling interests that are redeemable with our common stock are considered participating securities because they earn a preferred return indexed to the dividend rate on our common stock (see Note 18). Due to the existence of these participating securities, the two-class method of computing EPS is required, unless another method is determined to be more dilutive. Under the two-class method, undistributed earnings are reallocated between shares of common stock and participating securities. For the years ended December 31, 2023, 2022 and 2021, the two-class method resulted in the most dilutive EPS calculation.

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
We believe the estimates and assumptions underlying our consolidated financial statements are reasonable and supportable based on the information available as of December 31, 2023. Actual results may ultimately differ from those estimates.
Recent Accounting Developments
On November 27, 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. This ASU is effective for our fiscal year ending December 31, 2024 and interim quarters beginning in 2025, with early adoption permitted. It must be retrospectively applied to all prior periods presented. We do not expect this ASU will have a material impact on the Company’s reportable segment disclosures, as it already reports significant items within revenues, costs and expenses and other income (loss) categories by segment.
On December 14, 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures, which improves income tax disclosures by primarily requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. This ASU is effective for our fiscal year ending December 31, 2025, with early adoption permitted. It is to be applied on a prospective basis, with retrospective application permitted. We do not expect this ASU will have a material impact on the Company’s income tax disclosures.

3. Acquisitions and Divestitures
Investing and Servicing Segment Property Portfolio (“REIS Equity Portfolio”)

During the year ended December 31, 2023, we sold four operating properties, including a controlling financial interest in a subsidiary within the REIS Equity Portfolio, for $63.7 million. We recognized a total gain of $25.6 million within gain on sale of investments and other assets in our consolidated statement of operations, of which $10.2 million related to the deconsolidation of the subsidiary. During the year ended December 31, 2022, we sold three operating properties within the REIS Equity Portfolio for $92.1 million and recognized a total gain of $50.9 million within gain on sale of investments and other assets in our consolidated statement of operations, of which $0.6 million was attributable to non-controlling interests. During the year ended December 31, 2021, we sold two operating properties within the REIS Equity Portfolio for $68.7 million and recognized a total gain of $22.2 million within gain on sale of investments and other assets in our consolidated statement of operations.

Commercial and Residential Lending Segment
During the year ended December 31, 2023, we sold four units in a residential conversion project in New York for $12.1 million within the Commercial and Residential Lending Segment. In connection with these sales, there was no gain or loss recognized in our consolidated statement of operations. During the year ended December 31, 2022, we sold a distribution facility located in Orlando, Florida that was previously acquired in April 2019 through foreclosure of a loan with a carrying value of $18.5 million. The property was sold for $114.8 million and we recognized a gain of $86.6 million within gain on sale of investments and other assets in our consolidated statement of operations. During the year ended December 31, 2021, we sold a grocery distribution facility located in Montgomery, Alabama that was previously acquired in March 2019 through foreclosure of a loan with a carrying value of $9.0 million ($20.9 million unpaid principal balance net of an $8.3 million allowance and $3.6 million of unamortized discount) at the foreclosure date. The property was sold for $31.2 million and we recognized a gain of $17.7 million within gain on sale of investments and other assets in our consolidated statement of operations.

Woodstar Fund

On November 5, 2021, we established the Woodstar Fund and sold a 20.6% interest to third parties. See further discussion in Notes 2 and 8.

Acquisitions

During the years ended December 31, 2023, 2022 and 2021, we had no significant acquisitions of properties or businesses other than properties acquired through loan foreclosure or obtaining equity control as discussed in Note 5.

4. Restricted Cash
A summary of our restricted cash as of December 31, 2023 and 2022 is as follows (amounts in thousands):

	As of December 31,
	2023	2022
Cash collateral for derivative financial instruments	$80,219	$69,607
Cash restricted by lender	34,450	49,727
Funds held on behalf of borrowers and tenants	1,300	1,255
Other restricted cash	1,343	483
	$117,312	$121,072

5. Loans
Our loans held-for-investment are accounted for at amortized cost and our loans held-for-sale are accounted for at the lower of cost or fair value, unless we have elected the fair value option for either. The following tables summarize our investments in mortgages and loans as of December 31, 2023 and 2022 (dollars in thousands):

December 31, 2023	Carrying Value	Face Amount	Weighted Average Coupon (1)	Weighted Average Life (“WAL”) (years)(2)
Loans held-for-investment:
Commercial loans:
First mortgages (3)	$14,956,646	$15,005,827	9.0%	2.8
Subordinated mortgages (4)	76,560	76,882	14.8%	2.2
Mezzanine loans (3)	273,146	274,899	13.7%	2.7
Other	71,012	71,843	9.6%	1.8
Total commercial loans	15,377,364	15,429,451
Infrastructure first priority loans	2,505,924	2,550,244	9.5%	3.9
Total loans held-for-investment	17,883,288	17,979,695
Loans held-for-sale:
Residential, fair value option	2,604,594	2,909,126	4.5%	N/A	(5)
Commercial, fair value option	41,043	45,400	5.5%	5.2
Total loans held-for-sale	2,645,637	2,954,526
Total gross loans	20,528,925	$20,934,221
Credit loss allowances:
Commercial loans held-for-investment	(298,775)
Infrastructure loans held-for-investment	(10,264)
Total allowances	(309,039)
Total net loans	$20,219,886

December 31, 2022
Loans held-for-investment:
Commercial loans:
First mortgages (3)	$15,562,452	$15,648,358	7.9%	3.3
Subordinated mortgages (4)	71,100	72,118	13.6%	3.2
Mezzanine loans (3)	445,363	442,339	12.9%	1.9
Other	58,393	59,393	8.2%	1.7
Total commercial loans	16,137,308	16,222,208
Infrastructure first priority loans	2,363,544	2,395,762	8.6%	3.9
Total loans held-for-investment	18,500,852	18,617,970
Loans held-for-sale:
Residential, fair value option	2,763,458	3,092,915	4.5%	N/A	(5)
Commercial, fair value option	21,136	23,900	5.7%	8.6
Total loans held-for-sale	2,784,594	3,116,815
Total gross loans	21,285,446	$21,734,785
Credit loss allowances:
Commercial loans held-for-investment	(88,801)
Infrastructure loans held-for-investment	(10,612)
Total allowances	(99,413)
Total net loans	$21,186,033

______________________________________________________________________________________________________________________
(1)Calculated using applicable index rates as of December 31, 2023 and 2022 for variable rate loans and excludes loans for which interest income is not recognized.
(2)Represents the WAL of each respective group of loans, excluding loans for which interest income is not recognized, as of the respective balance sheet date. For commercial loans held-for-investment, the WAL is calculated assuming all extension options are exercised by the borrower, although our loans may be repaid prior to such date. For infrastructure loans, the WAL is calculated using the amounts and timing of future principal payments, as projected at origination or acquisition of each loan.
(3)First mortgages include first mortgage loans and any contiguous mezzanine loan components because as a whole, the expected credit quality of these loans is more similar to that of a first mortgage loan. The application of this methodology resulted in mezzanine loans with carrying values of $1.0 billion and $1.3 billion being classified as first mortgages as of December 31, 2023 and 2022, respectively.
(4)Subordinated mortgages include B-Notes and junior participation in first mortgages where we do not own the senior A-Note or senior participation. If we own both the A-Note and B-Note, we categorize the loan as a first mortgage loan.
(5)Residential loans have a weighted average remaining contractual life of 27.8 years and 28.8 years as of December 31, 2023 and 2022, respectively.
As of December 31, 2023, our variable rate loans held-for-investment, excluding loans for which interest income is not recognized, were as follows (dollars in thousands):

December 31, 2023	Carrying Value	Weighted-average Spread Above Index
Commercial loans	$14,583,440	4.0%
Infrastructure loans	2,505,924	4.1%
Total variable rate loans held-for-investment	$17,089,364	4.0%
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
The macroeconomic forecasts do not differentiate among property types or asset classes. Instead, these forecasts reference general macroeconomic conditions (i.e. Gross Domestic Product, employment and interest rates) which apply broadly across all assets. For instance, although the office sector has been adversely affected by the increase in remote working arrangements and the retail sector has been adversely affected by electronic commerce, the broad macroeconomic forecasts do not account for such differentiation. Accordingly, we have selected more adverse macroeconomic recovery forecasts related to office properties than for other property types in determining our credit loss allowance. We have also selected a more adverse macroeconomic recovery forecast for those properties which are experiencing more challenges than their general property type or asset class.
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
The significant credit quality indicators for our loans measured at amortized cost, which excludes loans held-for-sale, were as follows as of December 31, 2023 (dollars in thousands):

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Total	Total Amortized Cost Basis	Credit Loss Allowance
As of December 31, 2023	2023	2022	2021	2020	2019	Prior
Commercial loans:
Credit quality indicator:
LTV < 60%	$321,465	$2,040,870	$2,979,413	$188,140	$937,355	$232,009	$—	$6,699,252	$24,939
LTV 60% - 70%	518,912	1,937,799	3,522,841	97,805	85,287	318,432	—	6,481,076	78,495
LTV > 70%	60,905	102,732	483,506	451,471	433,448	589,037	—	2,121,099	190,416
Credit deteriorated	—	—	—	—	—	4,925	—	4,925	4,925
Defeased and other	14,374	41,705	—	—	—	14,933	—	71,012	—
Total commercial	$915,656	$4,123,106	$6,985,760	$737,416	$1,456,090	$1,159,336	$—	$15,377,364	$298,775
Infrastructure loans:
Credit quality indicator:
Power	$441,646	$—	$106,343	$72,687	$276,795	$442,784	$3,213	$1,343,468	$4,099
Oil and gas	410,674	136,704	211,136	—	218,129	135,075	2,068	1,113,786	6,009
Other	48,670	—	—	—	—	—	—	48,670	156
Total infrastructure	$900,990	$136,704	$317,479	$72,687	$494,924	$577,859	$5,281	$2,505,924	$10,264
Loans held-for-sale								2,645,637	—
Total gross loans								$20,528,925	$309,039

Non-Credit Deteriorated Loans

As of December 31, 2023, we had the following loans with a combined amortized cost basis of $488.9 million that were 90 days or greater past due at December 31, 2023: (i) a $252.0 million senior mortgage loan on an office building in Houston, Texas; (ii) a $122.3 million senior mortgage loan on an office building in Washington, DC; (iii) a $37.8 million leasehold mortgage loan on a luxury resort in California destroyed by wildfire; (iv) $67.6 million of residential loans; and (v) a $9.2 million loan on a hospitality asset in New York City that our Investing and Servicing Segment acquired as nonperforming in October 2021. All of these loans were on nonaccrual as of December 31, 2023 with the exception of (i).

We also had the following loans on nonaccrual that were not 90 days or greater past due as of December 31, 2023: (i) a $185.4 million senior loan on a retail and entertainment project in New Jersey, of which $7.3 million was previously converted into equity interests (in 2023, $54.9 million was received from the borrower which reduced the carrying values of both the senior loan and one of the equity interests (see Note 8)); and (ii) a $124.3 million senior mortgage loan on an office building in Arlington, Virginia. These loans were not considered credit deteriorated as we presently expect to recover all amounts due.

Credit Deteriorated Loans
As of December 31, 2023, we had a $4.9 million commercial subordinated loan secured by a department store in Chicago which was deemed credit deteriorated and was fully reserved in prior years. The loan was on nonaccrual under the cost recovery method as of December 31, 2023.
Foreclosure and Equity Control
During the year ended December 31, 2023, we foreclosed on or otherwise obtained control over the following loan collateral:
In December 2023, we obtained control over the pledged equity interests of a mezzanine borrower entity related to a multifamily property in the Pacific Northwest, which resulted in our consolidating the mezzanine borrower entity including the underlying property collateral. The net carrying value of our loans related to this property totaled $60.8 million and consisted of first mortgage and mezzanine loans which are now eliminated in consolidation. In connection with the consolidation of the mezzanine borrower entity, we recorded properties of $60.8 million in accordance with the asset acquisition provisions of ASC 805.
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
Loan Modifications
We may amend or modify a loan based on its specific facts and circumstances. During the year ended December 31, 2023, we made modifications to three loans which are disclosable under ASU 2022-02, Troubled Debt Restructurings and Vintage Disclosures, as they involved an other-than-insignificant payment delay or an interest rate reduction for a borrower experiencing financial difficulty. For a $197.2 million first mortgage loan on an office park in California, we granted a 19-month term extension and provided a $25.1 million preferred equity commitment (of which $15.5 million was unfunded as of December 31, 2023), principally to fund property improvements and lease-up costs prior to the loan’s extended maturity. The other two modifications were as follows: (i) for a $95.5 million first mortgage loan on an office campus in Pennsylvania, the interest rate was reduced to a fixed rate of 6.00% (the reduction was partially recaptured in a new exit fee), with the borrower contributing $2.5 million; and (ii) for a $44.9 million first mortgage loan on a multifamily property in Arizona, the interest rate was reduced by 50 bps to SOFR plus 2.85%, with the borrower contributing $1.6 million. Each of the three loans has paid all contractual interest due as of December 31, 2023, and their modified terms were included in the determination of our general CECL reserve.

The following tables present the activity in our credit loss allowance for funded loans and unfunded commitments (amounts in thousands):

	Funded Commitments Credit Loss Allowance
	Loans Held-for-Investment				Total Funded Loans
	Commercial		Infrastructure
Credit loss allowance at December 31, 2020	$69,611		$7,833		$77,444
Credit loss (reversal) provision, net	(7,947)		12,580		4,633
Charge-offs	(14,807)	(1)	—		(14,807)
Transfers	(257)		257		—
Credit loss allowance at December 31, 2021	46,600		20,670		67,270
Credit loss provision, net	42,201		6,848		49,049
Charge-offs	—		(16,906)	(2)	(16,906)
Credit loss allowance at December 31, 2022	88,801		10,612		99,413
Credit loss provision, net	222,266		10,446		232,712
Charge-offs (3)	(12,292)		(10,794)		(23,086)
Credit loss allowance at December 31, 2023	$298,775		$10,264		$309,039
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
(2)Relates to a senior loan participation converted to an equity interest.
(3)Represents the net charge-off of (i) a $12.3 million credit loss allowance related to the portion of a credit deteriorated commercial mortgage loan on an office and retail complex in Arizona deemed uncollectible and (ii) a $10.8 million credit loss allowance related to the portion of a credit deteriorated infrastructure loan participation collateralized by a first priority lien on two natural gas fired power plants near Chicago, which was deemed uncollectible due to a third party’s then nearly completed acquisition of the power plants. Such loans were originated in 2015 and 2017, respectively, with the infrastructure loan acquired as part of the Infrastructure Lending Segment acquisition in 2018.

	Unfunded Commitments Credit Loss Allowance (1)
	Loans Held-for-Investment		HTM Preferred
	Commercial	Infrastructure	Interests (2)	CMBS (2)	Total
Credit loss allowance at December 31, 2020	$5,258	$812	$—	$—	$6,070
Credit loss provision (reversal), net	1,434	(667)	—	—	767
Credit loss allowance at December 31, 2021	6,692	145	—	—	6,837
Credit loss provision (reversal), net	3,057	(73)	—	52	3,036
Credit loss allowance at December 31, 2022	9,749	72	—	52	9,873
Credit loss (reversal) provision, net	(1,007)	492	1,548	22	1,055
Credit loss allowance at December 31, 2023	$8,742	$564	$1,548	$74	$10,928
Memo: Unfunded commitments as of December 31, 2023 (3)	$1,237,874	$65,546	$8,282	$34,743	$1,346,445
______________________________________________________________________________________________________________________
(1)Included in accounts payable, accrued expenses and other liabilities in our consolidated balance sheets.
(2)See Note 6 for further details.
(3)Represents amounts expected to be funded (see Note 23).

Loan Portfolio Activity
The activity in our loan portfolio was as follows (amounts in thousands):

	Held-for-Investment Loans
Year Ended December 31, 2023	Commercial	Infrastructure	Residential	Held-for-Sale Loans	Total Loans
Balance at December 31, 2022	$16,048,507	$2,352,932	$—	$2,784,594	$21,186,033
Acquisitions/originations/additional funding	1,713,979	1,002,908	—	757,355	3,474,242
Capitalized interest (1)	125,057	518	—	172	125,747
Basis of loans sold (2)	(53,000)	—	—	(813,104)	(866,104)
Loan maturities/principal repayments	(2,596,738)	(864,549)	—	(185,884)	(3,647,171)
Discount accretion/premium amortization	53,418	13,694	—	—	67,112
Changes in fair value	—	—	—	62,702	62,702
Foreign currency translation gain, net	152,869	603	—	—	153,472
Credit loss provision, net	(222,266)	(10,446)	—	—	(232,712)
Loan foreclosure and equity control	(101,845)	—	—	(929)	(102,774)	(3)
Transfer to/from other asset/liability classifications or between segments	(41,392)	—	—	40,731	(661)
Balance at December 31, 2023	$15,078,589	$2,495,660	$—	$2,645,637	$20,219,886

	Held-for-Investment Loans
Year Ended December 31, 2022	Commercial	Infrastructure	Residential	Held-for-Sale Loans	Total Loans
Balance at December 31, 2021	$13,450,198	$2,027,426	$59,225	$2,876,800	$18,413,649
Acquisitions/originations/additional funding	4,882,414	661,598	—	4,634,722	10,178,734
Capitalized interest (1)	121,500	503	1,639	508	124,150
Basis of loans sold (2)	(10,109)	(26,824)	—	(4,216,618)	(4,253,551)
Loan maturities/principal repayments	(1,764,638)	(293,264)	(7,623)	(193,105)	(2,258,630)
Discount accretion/premium amortization	52,939	9,618	—	—	62,557
Changes in fair value	—	—	(3,169)	(343,053)	(346,222)
Foreign currency translation loss, net	(304,051)	(2,895)	—	—	(306,946)
Credit loss provision, net	(42,201)	(6,848)	—	—	(49,049)
Loan foreclosure, equity control and conversion to equity interest	(273,929)	(16,382)	—	—	(290,311)	(4)
Transfer to/from other asset classifications or between segments	(63,616)	—	(50,072)	25,340	(88,348)	(5)
Balance at December 31, 2022	$16,048,507	$2,352,932	$—	$2,784,594	$21,186,033

	Held-for-Investment Loans
Year Ended December 31, 2021	Commercial	Infrastructure	Residential	Held-for-Sale Loans	Total Loans
Balance at December 31, 2020	$9,583,949	$1,412,440	$90,684	$1,052,835	$12,139,908
Acquisitions/originations/additional funding	7,822,441	817,104	—	5,351,034	13,990,579
Capitalized interest (1)	112,178	—	4,308	2,650	119,136
Basis of loans sold (2)	(307,454)	(12,678)	—	(3,856,736)	(4,176,868)
Loan maturities/principal repayments	(3,508,969)	(304,878)	(31,251)	(352,711)	(4,197,809)
Discount accretion/premium amortization	52,416	5,028	—	504	57,948
Changes in fair value	—	—	1,186	67,864	69,050
Foreign currency translation loss, net	(71,419)	(711)	—	—	(72,130)
Credit loss (provision) reversal, net	7,947	(12,580)	—	—	(4,633)
Loan foreclosure and conversion to equity interest	(36,308)	—	—	—	(36,308)	(6)
Transfer to/from other asset classifications	(204,583)	123,701	(5,702)	611,360	524,776	(7)
Balance at December 31, 2021	$13,450,198	$2,027,426	$59,225	$2,876,800	$18,413,649
______________________________________________________________________________________________________________________
(1)Represents accrued interest income on loans whose terms do not require current payment of interest.
(2)See Note 13 for additional disclosure on these transactions.

(3)Represents (i) the $41.1 million carrying value of a mortgage loan on the retail portion of a hotel located in Chicago foreclosed in May 2023, (ii) the $60.8 million carrying value of a first mortgage and mezzanine loan on a multifamily property in the Pacific Northwest consolidated upon obtaining equity control in December 2023 and (iii) $0.9 million in residential mortgage loans foreclosed.
(4)Represents (i) the $50.2 million net carrying value of first mortgage and contiguous mezzanine loans related to an office building in Texas that is eliminated as a result of consolidating the net assets of the mezzanine borrower entity upon obtaining control over its pledged equity interests in May 2022, (ii) the $223.8 million principal amount of a senior loan secured by an office building in California foreclosed in December 2022 and (iii) the $16.4 million net carrying value of a senior loan participation in a natural gas-fired power plant in Massachusetts that was converted to an equity interest in December 2022.
(5)During the year ended December 2022, we repurchased at par $745.0 million of agency-eligible residential loans that were previously sold. The repurchase was subject to a contingency for which we recorded a contingency loss of $88.4 million within other loss, net in the consolidated statement of operations. At the time the loans were repurchased, this loss was utilized to reduce the carrying value of the loans to their estimated fair value.
(6)Includes (i) a $29.0 million credit deteriorated loan related to a residential conversion project which was foreclosed in April 2021 and (ii) $7.3 million of a commercial loan that was converted to equity interests in March 2021 (see Note 9) pursuant to a consensual transfer under pre-existing equity pledges of additional collateral.
(7)Net transfers represent residential loans transferred from VIE assets upon redemption of three consolidated RMBS trusts in 2021.

6. Investment Securities
Investment securities were comprised of the following as of December 31, 2023 and 2022 (amounts in thousands):

	Carrying Value as of
	December 31, 2023	December 31, 2022
RMBS, available-for-sale	$102,368	$113,386
RMBS, fair value option (1)	449,909	423,183
CMBS, fair value option (1), (2)	1,147,550	1,262,846
HTM debt securities, amortized cost net of credit loss allowance of $13,143 and $3,182	606,254	673,470
Equity security, fair value	8,340	9,840
Subtotal—Investment securities	2,314,421	2,482,725
VIE eliminations (1)	(1,578,859)	(1,666,921)
Total investment securities	$735,562	$815,804
______________________________________________________________________________________________________________________
(1)Certain fair value option CMBS and RMBS are eliminated in consolidation against VIE liabilities pursuant to ASC 810.
(2)Includes $177.3 million and $198.9 million of non-controlling interests in the consolidated entities which hold certain of these CMBS as of December 31, 2023 and 2022, respectively.
Purchases, sales, principal collections and redemptions for all investment securities were as follows (amounts in thousands):

	RMBS, available-for-sale	RMBS, fair value option	CMBS, fair value option	HTM Securities	Equity Security	Securitization VIEs (1)	Total
Year Ended December 31, 2023
Purchases/fundings	$—	$—	$48,011	$11,578	$—	$(48,011)	$11,578
Sales and redemptions	549	—	—	—	2,493	—	3,042
Principal collections	9,475	53,332	117,100	80,083	—	(169,642)	90,348
Year Ended December 31, 2022
Purchases/fundings	$—	$226,152	$63,681	$86,512	$—	$(289,833)	$86,512
Sales and redemptions	—	—	—	—	—	—	—
Principal collections	19,087	74,542	20,862	94,868	—	(93,412)	115,947
Year Ended December 31, 2021
Purchases/fundings	$—	$168,825	$71,476	$198,358	$—	$(240,301)	$198,358
Sales and redemptions	—	81,871	38,714	—	—	(120,585)	—
Principal collections	30,722	63,144	7,732	54,725	—	(68,873)	87,450
______________________________________________________________________________________________________________________
(1)Represents RMBS and CMBS, fair value option amounts eliminated due to our consolidation of securitization VIEs. These amounts are reflected as issuance or repayment of debt of, or distributions from, consolidated VIEs in our consolidated statements of cash flows.
RMBS, Available-for-Sale
The Company classified all of its RMBS not eliminated in consolidation as available-for-sale as of December 31, 2023 and 2022. These RMBS are reported at fair value in the balance sheet with changes in fair value recorded in accumulated other comprehensive income (“AOCI”).

The tables below summarize various attributes of our investments in available-for-sale RMBS as of December 31, 2023 and 2022 (amounts in thousands):

				Unrealized Gains or (Losses) Recognized in AOCI
	Amortized Cost	Credit Loss Allowance	Net Basis	Gross Unrealized Gains	Gross Unrealized Losses	Net Fair Value Adjustment	Fair Value
December 31, 2023
RMBS	$87,016	$—	$87,016	$18,092	$(2,740)	$15,352	$102,368
December 31, 2022
RMBS	$92,431	$—	$92,431	$21,765	$(810)	$20,955	$113,386

	Weighted Average Coupon (1)	WAL (Years) (2)
December 31, 2023
RMBS	5.8%	7.1
______________________________________________________________________________________________________________________
(1)Calculated using the December 31, 2023 SOFR rate of 5.355% for floating rate securities.
(2)Represents the remaining WAL of each respective group of securities as of the balance sheet date. The WAL of each individual security is calculated using projected amounts and projected timing of future principal payments.
As of December 31, 2023, approximately $91.3 million, or 89%, of RMBS were variable rate. We purchased all of the RMBS at a discount, a portion of which is accreted into income over the expected remaining life of the security. The majority of the income from this strategy is earned from the accretion of this accretable discount.
We have engaged a third party manager who specializes in RMBS to execute the trading of RMBS, the cost of which was $0.5 million, $0.6 million and $0.9 million for the years ended December 31, 2023, 2022 and 2021, respectively, recorded as management fees in the accompanying consolidated statements of operations.
The following table presents the gross unrealized losses and estimated fair value of any available-for-sale securities that were in an unrealized loss position as of December 31, 2023 and 2022, and for which an allowance for credit losses has not been recorded (amounts in thousands):

	Estimated Fair Value		Unrealized Losses
	Securities with a loss less than 12 months	Securities with a loss greater than 12 months	Securities with a loss less than 12 months	Securities with a loss greater than 12 months
As of December 31, 2023
RMBS	$10,687	$6,361	$(1,322)	$(1,418)
As of December 31, 2022
RMBS	$6,961	$1,889	$(502)	$(308)
As of December 31, 2023 and 2022, there were 14 and 10 securities, respectively, with unrealized losses reflected in the table above. After evaluating the securities, we concluded that the unrealized losses reflected above were noncredit-related and would be recovered from the securities’ estimated future cash flows. We considered a number of factors in reaching this conclusion, including that we did not intend to sell the securities, it was not considered more likely than not that we would be forced to sell the securities prior to recovering our amortized cost, and there were no material credit events that would have caused us to otherwise conclude that we would not recover our cost. Credit losses, if any, are calculated by comparing (i) the estimated future cash flows of each security discounted at the yield determined as of the initial acquisition date or, if since revised, as of the last date previously revised, to (ii) our net amortized cost basis. Significant judgment is used in projecting cash flows for our non-agency RMBS. As a result, actual income and/or credit losses could be materially different from what is currently projected and/or reported.
CMBS and RMBS, Fair Value Option
As discussed in the “Fair Value Option” section of Note 2 herein, we elect the fair value option for certain CMBS and RMBS in an effort to eliminate accounting mismatches resulting from the current or potential consolidation of securitization VIEs. As of December 31, 2023, the fair value and unpaid principal balance of CMBS where we have elected the fair value option, excluding the notional value of interest-only securities and before consolidation of securitization VIEs, were $1.1 billion and $2.7 billion, respectively. As of December 31, 2023, the fair value and unpaid principal balance of RMBS where we have elected the fair value option, excluding the notional value of interest-only securities and before consolidation of securitization VIEs, were $449.9 million and $326.3 million, respectively. The $1.6 billion total fair value balance of CMBS and RMBS represents our economic interests in these assets. However, as a result of our consolidation of securitization VIEs, the vast majority of this fair value (all except $18.6 million at December 31, 2023) is eliminated against VIE liabilities before arriving at our GAAP balance for fair value option investment securities.
As of December 31, 2023, none of our CMBS or RMBS were variable rate.
HTM Debt Securities, Amortized Cost
The table below summarizes our investments in HTM debt securities as of December 31, 2023 and 2022 (amounts in thousands):

	Amortized Cost Basis	Credit Loss Allowance	Net Carrying Amount	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
December 31, 2023
CMBS	$580,704	$(164)	$580,540	$43	$(24,835)	$555,748
Preferred interests	9,570	(2,898)	6,672	—	(318)	6,354
Infrastructure bonds	29,123	(10,081)	19,042	32	(16)	19,058
Total	$619,397	$(13,143)	$606,254	$75	$(25,169)	$581,160

December 31, 2022
CMBS	$577,681	$(172)	$577,509	$30	$(30,424)	$547,115
Preferred interests	29,757	—	29,757	125	(4,863)	25,019
Infrastructure bonds	69,214	(3,010)	66,204	47	(1,110)	65,141
Total	$676,652	$(3,182)	$673,470	$202	$(36,397)	$637,275
The following table presents the activity in our credit loss allowance for HTM debt securities (amounts in thousands):

	CMBS	Preferred Interests	Infrastructure Bonds	Total HTM Credit Loss Allowance
Credit loss allowance at December 31, 2020	$—	$2,749	$2,926	$5,675
Credit loss provision (reversal), net	3,140	(187)	(18)	2,935
Credit loss allowance at December 31, 2021	3,140	2,562	2,908	8,610
Credit loss (reversal) provision, net	(2,968)	(2,562)	102	(5,428)
Credit loss allowance at December 31, 2022	172	—	3,010	3,182
Credit loss (reversal) provision, net	(8)	2,898	7,071	9,961
Credit loss allowance at December 31, 2023	$164	$2,898	$10,081	$13,143
During the year ended December 31, 2023, we provided an additional $7.2 million specific credit loss allowance, bringing the total to $10.0 million, on a $19.2 million infrastructure bond that is collateralized by a first priority lien on a coal-fired power plant in Mississippi. It was deemed credit deteriorated when we acquired the Infrastructure Lending Segment in 2018. It has been placed on nonaccrual under the cost recovery method due to a forbearance and restructuring plan agreed between the lenders and borrower that was necessitated by operating shortfalls at the plant.

The table below summarizes the maturities of our HTM debt securities by type as of December 31, 2023 (amounts in thousands):

	CMBS	Preferred Interests	Infrastructure Bonds	Total
Less than one year	$96,548	$—	$—	$96,548
One to three years	437,173	6,672	330	444,175
Three to five years	46,819	—	9,598	56,417
Thereafter	—	—	9,114	9,114
Total	$580,540	$6,672	$19,042	$606,254

Equity Security, Fair Value
During 2012, we acquired 9,140,000 ordinary shares from a related-party in Starwood European Real Estate Finance Limited (“SEREF”), a debt fund that is externally managed by an affiliate of our Manager and is listed on the London Stock Exchange. During the year ended December 31, 2023, 1,892,313 shares were redeemed by SEREF, for proceeds of $2.5 million, leaving 7,247,687 held as of December 31, 2023. Prior to that, there were no share redemptions by SEREF. The fair value of the investment remeasured in USD was $8.3 million and $9.8 million as of December 31, 2023 and 2022, respectively. As of December 31, 2023, our shares represent an approximate 2.3% interest in SEREF.
7. Properties
Our properties are held within the following portfolios:
Medical Office Portfolio
The Medical Office Portfolio is comprised of 34 medical office buildings acquired during the year ended December 31, 2016. These properties, which collectively comprise 1.9 million square feet, are geographically dispersed throughout the U.S. and primarily affiliated with major hospitals or located on or adjacent to major hospital campuses. The Medical Office Portfolio includes total gross properties and lease intangibles of $778.2 million and debt of $598.4 million as of December 31, 2023.
Master Lease Portfolio
The Master Lease Portfolio is comprised of 16 retail properties geographically dispersed throughout the U.S., with more than 50% of the portfolio, by carrying value, located in Florida, Texas and Minnesota. These properties, which we acquired in September 2017, collectively comprise 1.9 million square feet and were leased back to the seller under corporate guaranteed master net lease agreements with initial terms of 24.6 years and periodic rent escalations. The Master Lease Portfolio includes total gross properties of $343.8 million ($290.9 million, net of depreciation) and debt of $193.7 million as of December 31, 2023.
As of December 31, 2023, we reclassified the $290.9 million net carrying value of the Master Lease Portfolio properties previously held-for-investment to properties held-for-sale as we had entered into a purchase and sale contract with an unaffiliated third party during the fourth quarter of 2023. The contractual sale price exceeds our undepreciated cost basis and includes the purchaser’s assumption of the related mortgage debt. Accordingly, we also reclassified the $193.7 million net carrying value of the Master Lease Portfolio debt to debt related to properties held-for-sale within the liabilities section of our consolidated balance sheet. Pretax income attributable to the Master Lease Portfolio was $11.7 million, $9.7 million and $9.0 million during the years ended December 31, 2023, 2022 and 2021, respectively.
Investing and Servicing Segment Property Portfolio
The REIS Equity Portfolio is comprised of 6 commercial real estate properties which were acquired from CMBS trusts over time. The REIS Equity Portfolio includes total gross properties and lease intangibles of $109.5 million and debt of $68.8 million as of December 31, 2023.
Commercial and Residential Lending Segment Property Portfolio
The Commercial and Residential Lending Segment Portfolio represents properties acquired through loan foreclosure or exercise of control over a mezzanine loan borrower’s pledged equity interests. This portfolio includes total gross properties and lease intangibles of $456.5 million and debt of $234.9 million as of December 31, 2023.
Woodstar Portfolios
Refer to Note 8 for a discussion of our Woodstar I and Woodstar II Portfolios which are not included in the table below.

The table below summarizes our properties held-for-investment as of December 31, 2023 and December 31, 2022 (dollars in thousands):

	Depreciable Life	December 31, 2023	December 31, 2022
Property Segment
Land and land improvements	0 - 15 years	$68,923	$176,029
Buildings and building improvements	0 - 45 years	629,511	856,411
Furniture & fixtures	3 - 5 years	608	446
Investing and Servicing Segment
Land and land improvements	0 - 15 years	20,229	34,613
Buildings and building improvements	3 - 40 years	65,433	122,384
Furniture & fixtures	2 - 5 years	2,899	3,207
Commercial and Residential Lending Segment
Land and land improvements	N/A	79,361	99,043
Buildings and building improvements	0 - 50 years	139,538	79,661
Construction in progress	N/A	218,205	287,701
Furniture & fixtures	5 years	2,003	—
Properties, cost		1,226,710	1,659,495
Less: accumulated depreciation		(180,326)	(209,509)
Properties, net		$1,046,384	$1,449,986

During the year ended December 31, 2023, we recognized $124.9 million of property impairment losses within other loss, net in our consolidated statement of operations. Of those impairment losses, $94.8 million related to a vacant building in California which had been acquired by our Commercial and Residential Lending Segment through a loan foreclosure in December 2022. Management continues to evaluate a variety of potential sale opportunities related to the property, including negotiations with several buyers throughout the year, with one as recently as the fourth quarter, which would have resulted in recovery of our then GAAP basis. Because those negotiations ultimately proved unsuccessful, we commissioned a third party appraisal. The fair value of the property was estimated based on this appraisal. The other $30.1 million impairment loss related to an office building in Texas which had been acquired by our Commercial and Residential Lending Segment through a loan foreclosure in May 2022. During the third quarter, a letter of intent which would have resulted in recovery of our then GAAP basis was terminated by the buyer. As a result, we commissioned a third party appraisal. Shortly thereafter, we entered into a letter of intent with another unrelated third party to sell the property at a price below our basis. Although a transaction failed to materialize, we utilized the value implied by the letter of intent to determine the amount of impairment, despite the appraisal indicating full recovery of our GAAP basis.

During the year ended December 31, 2023, we sold four operating properties, including a controlling financial interest in a subsidiary within the REIS Equity Portfolio, for $63.7 million. We recognized a total gain of $25.6 million within gain on sale of investments and other assets in our consolidated statement of operations, of which $10.2 million related to the deconsolidation of the subsidiary. During the year ended December 31, 2022, we sold three operating properties within the REIS Equity Portfolio for $92.1 million and recognized a total gain of $50.9 million within gain on sale of investments and other assets in our consolidated statement of operations, of which $0.6 million was attributable to non-controlling interests. During the year ended December 31, 2021, we sold two operating properties within the REIS Equity Portfolio for $68.7 million and recognized a total gain of $22.2 million within gain on sale of investments and other assets in our consolidated statement of operations.

During the year ended December 31, 2023, we sold four units in a residential conversion project in New York for $12.1 million within the Commercial and Residential Lending Segment. In connection with these sales, there was no gain or loss recognized in our consolidated statement of operations. During the year ended December 31, 2022, we sold an operating property within the Commercial and Residential Lending Segment for $114.8 million and recognized a gain of $86.6 million within gain on sale of investments and other assets in our consolidated statement of operations. During the year ended December 31, 2021, we sold an operating property within the Commercial and Residential Lending Segment for $31.2 million and recognized a gain of $17.7 million within gain on sale of investments and other assets in our consolidated statement of operations.

Future rental payments due to us from tenants under existing non-cancellable operating leases for each of the next five years and thereafter, excluding rental payments due on properties held-for-sale, are as follows (in thousands):

2024	$62,333
2025	56,655
2026	47,778
2027	42,123
2028	38,104
Thereafter	127,957
Total	$374,950

8. Investments of Consolidated Affordable Housing Fund
As discussed in Note 2, we established the Woodstar Fund effective November 5, 2021, an investment fund which holds our Woodstar multifamily affordable housing portfolios. The Woodstar Portfolios consist of the following:

Woodstar I Portfolio
The Woodstar I Portfolio is comprised of 32 affordable housing communities with 8,948 units concentrated primarily in the Tampa, Orlando and West Palm Beach metropolitan areas. During the year ended December 31, 2015, we acquired 18 of the 32 affordable housing communities of the Woodstar I Portfolio, with the final 14 communities acquired during the year ended December 31, 2016. The Woodstar I Portfolio includes properties at fair value of $1.8 billion and debt at fair value of $731.2 million as of December 31, 2023.
Woodstar II Portfolio
The Woodstar II Portfolio is comprised of 27 affordable housing communities with 6,109 units concentrated primarily in Central and South Florida. We acquired eight of the 27 affordable housing communities in December 2017, with the final 19 communities acquired during the year ended December 31, 2018. The Woodstar II Portfolio includes properties at fair value of $1.4 billion and debt at fair value of $479.9 million as of December 31, 2023.
Income from the Woodstar Fund’s investments reflects the following components for the years ended December 31, 2023 and 2022, and for the period from November 5, 2021 through December 31, 2021 (in thousands):

	Year Ended December 31, 2023	Year Ended December 31, 2022	November 5, 2021 - December 31, 2021
Distributions from affordable housing fund investments	$39,413	$35,043	$6,023
Unrealized change in fair value of investments (1)	251,831	720,693	402
Income from affordable housing fund investments	$291,244	$755,736	$6,425
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

9. Investments in Unconsolidated Entities
The table below summarizes our investments in unconsolidated entities as of December 31, 2023 and 2022 (dollars in thousands):

	Participation / Ownership % (1)	Carrying value as of
		December 31, 2023	December 31, 2022
Equity method investments:
Equity interests in two natural gas power plants	10% - 12%	$52,230	$46,618
Investor entity which owns equity in an online real estate company	50%	5,575	5,457
Equity interest in a residential mortgage originator (2)	N/A	—	1,449
Various	20% - 50%	16,854	15,377
		74,659	68,901
Other equity investments:
Equity interest in a servicing and advisory business	2%	12,955	12,955
Investment funds which own equity in a loan servicer and other real estate assets	4% - 6%	842	940
Investor entities which own equity interests in two entertainment and retail centers (3)	15%	146	7,322
Various	1% - 3%	1,774	1,774
		15,717	22,991
		$90,376	$91,892
______________________________________________________________________________________________________________________
(1)None of these investments are publicly traded and therefore quoted market prices are not available.
(2)In January 2023, we sold our ownership interest to an unaffiliated third party. During the year ended December 31, 2022, we reduced the carrying value of our investment to the estimated net proceeds to be received.
(3)In March 2021, we obtained equity interests in two investor entities that own interests in two entertainment and retail centers in satisfaction of $7.3 million principal amount of a commercial loan. The interests were obtained in order to facilitate repayment of a portion of that loan for which these interests represented underlying collateral. The interests are entitled to preferred treatment in the distribution waterfall and are intended to repay us the $7.3 million principal amount of the loan plus interest. During the year ended December 31, 2023, we received distributions totaling $54.9 million, which reduced the carrying values of both the loan (including previously accrued interest) and one of the equity interests by $47.7 million and $7.2 million, respectively. This distribution reduced our basis in one of the investor entities to a balance of zero, while the second investor entity basis was unchanged. See further discussion in Note 5.
There were no differences between the carrying value of our equity method investments and the underlying equity in the net assets of the investees as of December 31, 2023.
During the year ended December 31, 2023, we did not become aware of (i) any observable price changes in our other equity investments accounted for under the fair value practicability election or (ii) any indicators of impairment.

10. Goodwill and Intangibles
Goodwill
Infrastructure Lending Segment
The Infrastructure Lending Segment’s goodwill of $119.4 million at both December 31, 2023 and 2022 represents the excess of consideration transferred over the fair value of net assets acquired on September 19, 2018 and October 15, 2018. The goodwill recognized is attributable to value embedded in the acquired Infrastructure Lending Segment’s lending platform and is fully tax deductible over 15 years.

As discussed in Note 2, goodwill is tested for impairment at least annually. Based on our quantitative assessment during the fourth quarter of 2023, we determined that the fair value of the Infrastructure Lending Segment reporting unit to which goodwill is attributed exceeded its carrying value including goodwill. Therefore, we concluded that the goodwill attributed to the Infrastructure Lending Segment was not impaired.
LNR Property LLC (“LNR”)
The Investing and Servicing Segment’s goodwill of $140.4 million at both December 31, 2023 and 2022 represents the excess of consideration transferred over the fair value of net assets of LNR acquired on April 19, 2013. The goodwill recognized is attributable to value embedded in LNR’s existing platform, which includes a network of commercial real estate asset managers, work-out specialists, underwriters and administrative support professionals as well as proprietary historical performance data on commercial real estate assets. The tax deductible component of this goodwill as of April 19, 2013 was $149.9 million and is deductible over 15 years.

Based on our qualitative assessment during the fourth quarter of 2023, we determined that it is not more likely than not that the fair value of the Investing and Servicing Segment reporting unit to which goodwill is attributed is less than its carrying value including goodwill. Therefore, we concluded that the goodwill attributed to the Investing and Servicing Segment was not impaired.
Intangible Assets
Servicing Rights Intangibles
In connection with the LNR acquisition, we identified domestic servicing rights that existed at the purchase date, based upon the expected future cash flows of the associated servicing contracts. As of December 31, 2023 and 2022, the balance of the domestic servicing intangible was net of $37.9 million and $39.1 million, respectively, which was eliminated in consolidation pursuant to ASC 810 against VIE assets in connection with our consolidation of securitization VIEs. Before VIE consolidation, as of December 31, 2023 and 2022, the domestic servicing intangible had a balance of $57.2 million and $56.8 million, respectively, which represents our economic interest in this asset.
Lease Intangibles
In connection with our acquisitions of commercial real estate, we recognized in-place lease intangible assets and favorable lease intangible assets associated with certain non-cancelable operating leases of the acquired properties.
The following table summarizes our intangible assets, which are comprised of servicing rights intangibles and lease intangibles, as of December 31, 2023 and 2022 (amounts in thousands):

	As of December 31, 2023			As of December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Domestic servicing rights, at fair value	$19,384	$—	$19,384	$17,790	$—	$17,790
In-place lease intangible assets	96,158	(67,420)	28,738	98,622	(64,246)	34,376
Favorable lease intangible assets	27,928	(11,083)	16,845	26,649	(10,042)	16,607
Total net intangible assets	$143,470	$(78,503)	$64,967	$143,061	$(74,288)	$68,773

The following table summarizes the activity within intangible assets for the years ended December 31, 2023 and 2022 (amounts in thousands):

	Domestic Servicing Rights	In-place Lease Intangible Assets	Favorable Lease Intangible Assets	Total
Balance as of January 1, 2022	$16,780	$31,991	$14,793	$63,564
Acquisition (1)	—	10,083	3,520	13,603
Amortization	—	(7,132)	(1,664)	(8,796)
Impairment (2)	—	(43)	(4)	(47)
Sales	—	(523)	(38)	(561)
Changes in fair value due to changes in inputs and assumptions	1,010	—	—	1,010
Balance as of December 31, 2022	$17,790	$34,376	$16,607	$68,773
Acquisition (3)	—	2,061	2,280	4,341
Amortization	—	(6,789)	(1,945)	(8,734)
Sales	—	(910)	(97)	(1,007)
Changes in fair value due to changes in inputs and assumptions	1,594	—	—	1,594
Balance as of December 31, 2023	$19,384	$28,738	$16,845	$64,967
_________________________________________________
(1)    Represents lease intangibles related to an office building in Texas that were consolidated upon exercising control over a mezzanine loan borrower’s pledged equity interests in May 2022.
(2)     Impairment of intangible lease assets is recognized within other expense in our consolidated statement of operations.
(3)     Represents lease intangibles related to a deed in lieu of foreclosure on a mortgage loan on the retail portion of a hotel located in Chicago in May 2023 (see Note 5).
The following table sets forth the estimated aggregate amortization of our in-place lease intangible assets and favorable lease intangible assets for the next five years and thereafter (amounts in thousands):

2024	$7,195
2025	6,099
2026	4,573
2027	4,089
2028	3,943
Thereafter	19,684
Total	$45,583

11. Secured Borrowings
Secured Financing Agreements
The following table is a summary of our secured financing agreements in place as of December 31, 2023 and 2022 (dollars in thousands):

											Outstanding Balance at
	Current Maturity		Extended Maturity (a)		Weighted Average Pricing		Pledged Asset Carrying Value		Maximum Facility Size		December 31, 2023		December 31, 2022
Repurchase Agreements:
Commercial Loans	Jun 2024 to Dec 2028	(b)	Oct 2025 to Dec 2030	(b)	Index + 2.07%	(c)	$10,267,245		$12,109,808	(d)	$7,170,389		$7,746,867
Residential Loans	Aug 2024 to Oct 2025		Aug 2024 to Apr 2026		SOFR + 1.90%		2,602,728		3,450,000		2,287,655		1,912,774
Infrastructure Loans	Sep 2024		Sep 2026		SOFR + 2.07%		541,979		650,000		453,217		290,431
Conduit Loans	Dec 2024 to Jun 2026		Dec 2025 to Jun 2027		SOFR + 2.30%		31,690		375,000		26,930		8,423
CMBS/RMBS	Sep 2024 to Apr 2032	(e)	Dec 2024 to Oct 2032	(e)	(f)		1,424,610		995,907		714,168	(g)	840,625
Total Repurchase Agreements							14,868,252		17,580,715		10,652,359		10,799,120
Other Secured Financing:
Borrowing Base Facility	Nov 2024		Oct 2026		SOFR + 2.11%		479,925		750,000	(h)	27,639		—
Commercial Financing Facilities	Jul 2024 to Aug 2028		Jul 2025 to Dec 2030		Index + 2.20%		557,888		572,552	(i)	387,822		311,825
Residential Financing Facility	N/A		N/A		N/A		—		—		—		244,418
Infrastructure Financing Facilities	Jun 2025 to Oct 2025		Jun 2027 to Jul 2032		Index + 2.14%		877,591		1,550,000		631,187		765,265
Property Mortgages - Fixed rate	Oct 2025 to Jun 2026		N/A		4.52%		32,772		29,898		29,898		261,100
Property Mortgages - Variable rate	Jun 2024 to Mar 2026		N/A		(j)		895,159		855,080		853,145		847,633
Term Loans and Revolver	(k)		N/A		(k)		N/A	(k)	1,516,778		1,366,778		1,380,766
Total Other Secured Financing							2,843,335		5,274,308		3,296,469		3,811,007
							$17,711,587		$22,855,023		13,948,828		14,610,127
Unamortized net discount											(24,975)		(30,320)
Unamortized deferred financing costs											(55,857)		(78,275)
											$13,867,996		$14,501,532
______________________________________________________________________________________________________________________
(a)Subject to certain conditions as defined in the respective facility agreement.
(b)For certain facilities, borrowings collateralized by loans existing at maturity may remain outstanding until such loan collateral matures, subject to certain specified conditions.
(c)Certain facilities with an outstanding balance of $2.8 billion as of December 31, 2023 are indexed to EURIBOR, BBSY, SARON and SONIA. The remainder are indexed to SOFR.
(d)Certain facilities with an aggregate initial maximum facility size of $11.7 billion may be increased to $12.1 billion, subject to certain conditions. The $12.1 billion amount includes such upsizes.
(e)Certain facilities with an outstanding balance of $332.6 million as of December 31, 2023 carry a rolling 11-month or 12-month term which may reset monthly or quarterly with the lender's consent. These facilities carry no maximum facility size.
(f)A facility with an outstanding balance of $281.3 million as of December 31, 2023 has a weighted average fixed annual interest rate of 3.54%. All other facilities are variable rate with a weighted average rate of SOFR + 2.22%.
(g)Includes: (i) $281.3 million outstanding on a repurchase facility that is not subject to margin calls; and (ii) $33.0 million outstanding on one of our repurchase facilities that represents the 49% pro rata share owed by a non-controlling partner in a consolidated joint venture (see Note 16).
(h)The maximum facility size as of December 31, 2023 of $450.0 million may be increased to $750.0 million, subject to certain conditions.
(i)Certain facilities with an aggregate initial maximum facility size of $472.6 million may be increased to $572.6 million, subject to certain conditions. The $572.6 million amount includes such upsizes.
(j)Includes a $600.0 million first mortgage and mezzanine loan secured by our Medical Office Portfolio. This debt has a weighted average interest rate of SOFR + 2.18% that we swapped to a fixed rate of 3.46%. The remainder have a weighted average rate of SOFR + 3.38%.
(k)Consists of: (i) a $772.8 million term loan facility that matures in July 2026, of which $383.0 million has an annual interest rate of SOFR + 2.60% and $389.8 million has an annual interest rate of SOFR + 3.35%, subject to a 0.75%

SOFR floor, (ii) a $150.0 million revolving credit facility that matures in April 2026 with an annual interest rate of SOFR + 2.60% and (iii) a $594.0 million term loan facility that matures in November 2027, with an annual interest rate of SOFR + 3.25%, subject to a 0.50% SOFR floor. These facilities are secured by the equity interests in certain of our subsidiaries which totaled $5.9 billion as of December 31, 2023.

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

During the year ended December 31, 2023, we entered into Residential Loans facilities of $1.8 billion and amended or terminated several Residential Loans facilities, resulting in an aggregate net downsize of $87.9 million. The weighted average spread on the new facilities was 39 bps lower than the facilities that were repaid.

During the year ended December 31, 2023, we entered into a commercial credit facility of $63.4 million. In addition, we amended several commercial credit facilities resulting in an aggregate net upsize of $206.0 million.

Our secured financing agreements contain certain financial tests and covenants. As of December 31, 2023, we were in compliance with all such covenants.

We seek to mitigate risks associated with our repurchase agreements by managing risk related to the credit quality of our assets, interest rates, liquidity, prepayment speeds and market value. The margin call provisions under the majority of our repurchase facilities, consisting of 67% of these agreements, do not permit valuation adjustments based on capital market events and are limited to collateral-specific credit marks generally determined on a commercially reasonable basis. To monitor credit risk associated with the performance and value of our loans and investments, our asset management team regularly reviews our investment portfolios and is in regular contact with our borrowers, monitoring performance of the collateral and enforcing our rights as necessary. For the 33% of repurchase agreements which do permit valuation adjustments based on capital market events, approximately 6% of these pertain to our loans held-for-sale, for which we manage credit risk through the purchase of credit index instruments. We further seek to manage risks associated with our repurchase agreements by matching the maturities and interest rate characteristics of our loans with the related repurchase agreement.

For the years ended December 31, 2023, 2022 and 2021, approximately $40.7 million, $38.2 million and $35.6 million, respectively, of amortization of deferred financing costs from secured financing agreements was included in interest expense on our consolidated statements of operations.

As of December 31, 2023, Morgan Stanley Bank, N.A. held collateral sold under certain of our repurchase agreements with carrying values that exceeded the respective repurchase obligations by $858.4 million. The weighted average extended maturity of those repurchase agreements is 3.7 years.

Collateralized Loan Obligations and Single Asset Securitization

Commercial and Residential Lending Segment

In February 2022, we refinanced a pool of our commercial loans held-for-investment through a CLO, STWD 2022-FL3. On the closing date, the CLO issued $1.0 billion of notes and preferred shares, of which $842.5 million of notes were purchased by third party investors. We retained $82.5 million of notes along with preferred shares with a liquidation preference of $75.0 million. The CLO contains a reinvestment feature that, subject to certain eligibility criteria, allows us to contribute new loans or participation interests in loans to the CLO for a period of two years. During the years ended December 31, 2023 and 2022, we utilized the reinvestment feature, contributing $52.2 million and $80.0 million, respectively, of additional interests into the CLO.

In July 2021, we contributed into a single asset securitization, STWD 2021-HTS, a previously originated $230.0 million first mortgage and mezzanine loan on a portfolio of 41 extended stay hotels with $210.1 million of third party financing.

In May 2021, we refinanced a pool of our commercial loans held-for-investment through a CLO, STWD 2021-FL2. On the closing date, the CLO issued $1.3 billion of notes and preferred shares, of which $1.1 billion of notes were purchased by third party investors. We retained $70.1 million of notes, along with preferred shares with a liquidation preference of $127.5 million. The CLO contains a reinvestment feature that, subject to certain eligibility criteria, allows us to contribute new loans or participation interests in loans to the CLO in exchange for cash. During the years ended December 31, 2023, 2022 and 2021, we utilized the reinvestment feature, contributing $99.1 million, $257.2 million and $58.6 million, respectively, of additional interests into the CLO. During the year ended December 31, 2023, the reinvestment period expired, and we repaid CLO debt in the amount of $1.2 million.

In August 2019, we refinanced a pool of our commercial loans held-for-investment through a CLO, STWD 2019-FL1. On the closing date, the CLO issued $1.1 billion of notes and preferred shares, of which $936.4 million of notes were purchased by third party investors. We retained $86.6 million of notes, along with preferred shares with a liquidation preference of $77.0 million. The CLO contains a reinvestment feature that, subject to certain eligibility criteria, allows us to contribute new loans or participation interests in loans to the CLO in exchange for cash. During the year ended December 31, 2021, we utilized the reinvestment feature, contributing $261.9 million of additional interests into the CLO. The reinvestment period expired during 2022, and we repaid CLO debt in the amount of $168.6 million and $197.2 million during the years ended December 31, 2023 and 2022, respectively.

Infrastructure Lending Segment

In January 2022, we refinanced a pool of our infrastructure loans held-for-investment through a CLO, STWD 2021-SIF2. On the closing date, the CLO issued $500.0 million of notes and preferred shares, of which $410.0 million of notes were purchased by third party investors. We retained preferred shares with a liquidation preference of $90.0 million. The CLO contains a reinvestment feature that, subject to certain eligibility criteria, allows us to contribute new loans or participation interests in loans to the CLO for a period of three years. During the years ended December 31, 2023 and 2022, we utilized the reinvestment feature, contributing $205.7 million and $112.9 million, respectively, of additional interests into the CLO.

In April 2021, we refinanced a pool of our infrastructure loans held-for-investment through a CLO, STWD 2021-SIF1. On the closing date, the CLO issued $500.0 million of notes and preferred shares, of which $410.0 million of notes were purchased by third party investors. We retained preferred shares with a liquidation preference of $90.0 million. The CLO contains a reinvestment feature that, subject to certain eligibility criteria, allows us to contribute new loans or participation interests in loans to the CLO for a period of three years. During the years ended December 31, 2023, 2022 and 2021, we utilized the reinvestment feature, contributing $213.8 million, $93.8 million and $45.9 million, respectively, of additional interests into the CLO.

The following table is a summary of our CLOs and our SASB as of December 31, 2023 and 2022 (amounts in thousands):

December 31, 2023	Count	Face Amount	Carrying Value	Weighted Average Spread		Maturity
STWD 2022-FL3
Collateral assets	48	$997,569	$1,007,532	SOFR + 3.53%	(a)	May 2026	(b)
Financing	1	$840,620	$837,881	SOFR + 1.89%	(c)	November 2038	(d)
STWD 2021-HTS
Collateral assets	1	$223,193	$224,509	SOFR + 3.87%	(a)	April 2026	(b)
Financing	1	$203,284	$203,058	SOFR + 2.82%	(c)	April 2034	(d)
STWD 2021-FL2
Collateral assets	34	$1,272,585	$1,288,165	SOFR + 3.95%	(a)	January 2026	(b)
Financing	1	$1,065,713	$1,063,454	SOFR + 1.85%	(c)	April 2038	(d)
STWD 2019-FL1
Collateral assets	14	$734,099	$739,684	SOFR + 3.51%	(a)	May 2025	(b)
Financing	1	$570,546	$570,546	SOFR + 1.62%	(c)	July 2038	(d)
STWD 2021-SIF2
Collateral assets	30	$499,401	$514,286	SOFR + 3.87%	(a)	December 2027	(b)
Financing	1	$410,000	$408,166	SOFR + 2.11%	(c)	January 2033	(d)
STWD 2021-SIF1
Collateral assets	32	$499,767	$514,594	SOFR + 3.97%	(a)	August 2027	(b)
Financing	1	$410,000	$408,187	SOFR + 2.42%	(c)	April 2032	(d)
Total
Collateral assets		$4,226,614	$4,288,770
Financing		$3,500,163	$3,491,292

December 31, 2022
STWD 2022-FL3
Collateral assets	51	$1,000,000	$1,010,051	Index + 3.52%	(a)	February 2026	(b)
Financing	1	$842,500	$842,374	SOFR + 1.93%	(c)	November 2038	(d)
STWD 2021-HTS
Collateral assets	1	$230,000	$231,186	LIBOR + 3.85%	(a)	April 2026	(b)
Financing	1	$210,091	$208,961	LIBOR + 2.71%	(c)	April 2034	(d)
STWD 2021-FL2
Collateral assets	36	$1,277,474	$1,284,240	Index + 4.04%	(a)	June 2025	(b)
Financing	1	$1,077,375	$1,072,403	LIBOR + 1.80%	(c)	April 2038	(d)
STWD 2019-FL1
Collateral assets	16	$902,799	$906,409	Index + 3.67%	(a)	December 2024	(b)
Financing	1	$739,174	$738,473	SOFR + 1.64%	(c)	July 2038	(d)
STWD 2021-SIF2
Collateral assets	31	$495,587	$510,730	Index + 3.73%	(a)	February 2027	(b)
Financing	1	$410,000	$407,260	SOFR + 2.11%	(c)	January 2033	(d)
STWD 2021-SIF1
Collateral assets	31	$495,781	$511,471	Index + 3.76%	(a)	November 2026	(b)
Financing	1	$410,000	$406,753	LIBOR + 2.15%	(c)	April 2032	(d)
Total
Collateral assets		$4,401,641	$4,454,087
Financing		$3,689,140	$3,676,224
___________________________________________________________________________________________________________________________________
(a)Represents the weighted-average coupon earned on variable rate loans during the respective year-to-date period and excludes loans for which interest income is not recognized. Of the loans financed by the STWD 2021-FL2 CLO as of December 31, 2023, 7% earned fixed-rate weighted average interest of 7.39%. Of the investments financed by the STWD 2021-SIF1 CLO as of December 31, 2023, 2% earned fixed-rate weighted average interest of 5.70%.
(b)Represents the weighted-average maturity, assuming the extended contractual maturity of the collateral assets.
(c)Represents the weighted-average cost of financing, inclusive of deferred issuance costs.
(d)Repayments of the CLOs and SASB are tied to timing of the related collateral asset repayments. The term of the CLOs and SASB financing obligations represents the legal final maturity date.

We incurred $37.9 million of issuance costs in connection with the CLOs and SASB, which are amortized on an effective yield basis over the estimated life of the CLOs and SASB. For the years ended December 31, 2023, 2022 and 2021, approximately $8.7 million, $10.5 million and $5.7 million, respectively, of amortization of deferred financing costs was included in interest expense on our consolidated statements of operations. As of December 31, 2023 and 2022, our unamortized issuance costs were $9.5 million and $18.2 million, respectively.
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

	Repurchase Agreements	Other Secured Financing (a)	CLOs and SASB (b)	Total
2024	$1,326,226	$658,382	$505,165	$2,489,773
2025	2,186,047	279,752	831,133	3,296,932
2026	2,951,048	1,041,635	1,818,554	5,811,237
2027	3,225,566	1,119,753	129,044	4,474,363
2028	753,565	189,387	206,597	1,149,549
Thereafter	209,907	7,560	9,670	227,137
Total	$10,652,359	$3,296,469	$3,500,163	$17,448,991
______________________________________________________________________________________________________________________
(a)Excludes debt related to properties held-for-sale (see Note 7).
(b)For the CLOs, the above does not assume utilization of their reinvestment features. The SASB does not have a reinvestment feature.

12. Unsecured Senior Notes
The following table is a summary of our unsecured senior notes outstanding as of December 31, 2023 and 2022 (dollars in thousands):

	Coupon Rate		Effective Rate (1)	Maturity Date	Remaining Period of Amortization	Carrying Value at
						December 31, 2023	December 31, 2022
2023 Convertible Notes	4.38%		4.57%	4/1/2023	N/A	—	250,000
2027 Convertible Notes	6.75%		7.48%	7/15/2027	3.5 years	380,750	—
2023 Senior Notes	5.50%		5.71%	11/1/2023	N/A	—	300,000
2024 Senior Notes	3.75%		3.94%	12/31/2024	1.0 year	400,000	400,000
2025 Senior Notes	4.75%	(2)	5.04%	3/15/2025	1.2 years	500,000	500,000
2026 Senior Notes	3.63%		3.77%	7/15/2026	2.5 years	400,000	400,000
2027 Senior Notes	4.38%	(3)	4.49%	1/15/2027	3.0 years	500,000	500,000
Total principal amount						2,180,750	2,350,000
Unamortized discount—Convertible Notes						(8,570)	(118)
Unamortized discount—Senior Notes						(5,445)	(9,051)
Unamortized deferred financing costs						(7,847)	(11,620)
Total carrying amount						$2,158,888	$2,329,211
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

Senior Notes Due 2023

    On November 2, 2020, we issued $300.0 million of 5.50% Senior Notes due 2023 (the “2023 Senior Notes”). The entire $300.0 million principal balance of the 2023 Senior Notes was repaid at maturity on November 1, 2023.
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
Our unsecured senior notes contain certain financial tests and covenants. As of December 31, 2023, we were in compliance with all such covenants.
Convertible Senior Notes
In July 2023, we issued $380.8 million of 6.750% Convertible Senior Notes due 2027 (the “2027 Convertible Notes”) for net proceeds of $371.2 million. The notes mature on July 15, 2027.
In March 2017, we issued $250.0 million of 4.375% Convertible Senior Notes due 2023 (the “2023 Convertible Notes”). The entire $250.0 million principal balance of the 2023 Convertible Notes was repaid in cash at maturity on April 1, 2023.
We recognized interest expense from our Convertible Notes of $16.6 million during the year ended December 31, 2023, and $11.6 million during each of the years ended December 31, 2022 and 2021.
The following table details the conversion attributes of our Convertible Notes outstanding as of December 31, 2023 (amounts in thousands, except rates):

	December 31, 2023
	Conversion	Conversion
	Rate (1)	Price (2)
2027 Convertible Notes	48.1783	$20.76
______________________________________________________________________________________________________________________
(1)The conversion rate represents the number of shares of common stock issuable per $1,000 principal amount of 2027 Convertible Notes converted, as adjusted in accordance with the indenture governing the 2027 Convertible Notes (including the applicable supplemental indenture).
(2)As of December 31, 2023, the market price of the Company’s common stock was $21.02.
The if-converted value of the 2027 Convertible Notes exceeded their principal amount by $4.8 million at December 31, 2023 as the closing market price of the Company’s common stock of $21.02 was greater than the implicit conversion price of $20.76 per share. The if-converted value of the principal amount of the 2027 Convertible Notes was $385.6 million as of December 31, 2023. As of December 31, 2023, the net carrying amount and fair value of the 2027 Convertible Notes was $371.5 million and $390.6 million, respectively.
Upon conversion of the 2027 Convertible Notes, settlement may be made in common stock, cash or a combination of both, at the option of the Company.
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
In certain instances, we retain an interest in the CMBS or RMBS VIE and serve as special servicer or servicing administrator for the VIE. In these circumstances, we generally consolidate the VIE into which the loans were sold. The securitizations are subject to optional redemption after a certain period of time or when the pool balance falls below a specified threshold. During the year ended December 31, 2021, we exercised the optional redemption on certain of our residential securitizations and acquired $524.5 million of loans and redeemed $51.2 million of our existing RMBS holdings. The net amount paid to a consolidated VIE to redeem the outstanding principal amount of its RMBS certificates and acquire the underlying loans pursuant to this provision are reflected as repayment of debt of consolidated VIEs in our consolidated statements of cash flows. There were no such redemptions during the years ended December 31, 2023 and 2022.
The following summarizes the face amount and proceeds of commercial and residential loans securitized for the years ended December 31, 2023, 2022 and 2021 (amounts in thousands):

	Commercial Loans		Residential Loans
	Face Amount	Proceeds	Face Amount	Proceeds
For the Year Ended December 31,
2023	$759,740	$770,733	$—	$—
2022	1,202,274	1,182,861	1,905,829	1,913,459
2021	1,185,251	1,242,974	2,287,733	2,362,798
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

	Loan Transfers Accounted for as Sales
	Commercial Loans		Residential Loans
	Face amount (1)	Proceeds (1)	Face Amount (2)	Proceeds (2)
For the Year Ended December 31,
2023	$95,496	$95,271	$—	$—
2022	75,235	74,859	1,057,013	1,056,683
2021	335,552	328,878	216,827	225,940
______________________________________________________________________________________________________________________

(1)During the year ended December 31, 2023, we sold $95.5 million of mezzanine loans at par less costs to sell. During the year ended December 31, 2022, we sold $11.5 million of senior interests in first mortgage loans and $63.7 million of whole loan interests for proceeds of $10.2 million and $64.6 million, respectively. During the year ended December 31, 2021, we sold $313.0 million of senior interests in first mortgage loans and $22.6 million of whole loan interests for proceeds of $307.3 million and $21.5 million, respectively.
(2)Amounts in 2022 include the sale of $745.0 million of agency-eligible residential loans in February 2022, which were later repurchased in October 2022. See related discussion in Note 5.
During the years ended December 31, 2023 and 2022, losses recognized by the Commercial and Residential Lending Segment on sales of commercial loans were immaterial. During the year ended December 31, 2021 losses recognized by the Commercial and Residential Lending Segment on sales of commercial loans were $1.1 million.
Infrastructure Loan Sales
During the year ended December 31, 2023, there were no sales of loans by the Infrastructure Lending Segment. During the year ended December 31, 2022, the Infrastructure Lending Segment sold a loan with a face amount of $26.8 million for par. During the year ended December 31, 2021, the Infrastructure Lending Segment sold loans with an aggregate face amount of $16.3 million for proceeds of $15.3 million, recognizing gains of $0.2 million.
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
Designated Hedges
The Company does not generally elect to apply the hedge accounting designation to its hedging instruments. As of December 31, 2023 and 2022, the Company did not have any designated hedges.
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

The following table summarizes our non-designated derivatives as of December 31, 2023 (notional amounts in thousands):

Type of Derivative	Number of Contracts	Aggregate Notional Amount	Notional Currency	Maturity
Fx contracts – Buy Euros (“EUR”)	14	28,805	EUR	January 2024 - April 2026
Fx contracts – Buy Pounds Sterling (“GBP”)	17	129,948	GBP	January 2024 - January 2027
Fx contracts – Buy Australian dollar (“AUD”)	12	822,069	AUD	January 2024 - October 2026
Fx contracts – Sell EUR	186	843,888	EUR	January 2024 - February 2027
Fx contracts – Sell GBP	221	668,887	GBP	January 2024 - April 2027
Fx contracts – Sell AUD	133	1,704,744	AUD	January 2024 - July 2027
Fx contracts – Sell Swiss Franc (“CHF”)	65	20,423	CHF	February 2024 - November 2025
Interest rate swaps – Paying fixed rates	51	4,456,559	USD	April 2024 - October 2033
Interest rate swaps – Receiving fixed rates	2	970,000	USD	March 2025 - January 2027
Interest rate caps	4	624,499	USD	November 2024 - April 2025
Interest rate caps	1	61,000	GBP	April 2024
Credit instruments	3	49,000	USD	September 2058 - August 2061
Interest rate swap guarantees	1	100,456	USD	June 2025
Total	710
The table below presents the fair value of our derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2023 and 2022 (amounts in thousands):

	Fair Value of Derivatives in an Asset Position (1) as of December 31,		Fair Value of Derivatives in a Liability Position (2) as of December 31,
	2023	2022	2023	2022
Interest rate contracts	$8,899	$10,756	$48,401	$69,776
Interest rate swap guarantees	—	—	—	—
Foreign exchange contracts	53,979	97,289	54,066	21,628
Credit instruments	559	576	—	—
Total derivatives	$63,437	$108,621	$102,467	$91,404
___________________________________________________
(1)Classified as derivative assets in our consolidated balance sheets.
(2)Classified as derivative liabilities in our consolidated balance sheets.
The table below presents the effect of our derivative financial instruments on the consolidated statements of operations for the years ended December 31, 2023, 2022 and 2021 (amounts in thousands):

Derivatives Not Designated as Hedging Instruments	Location of (Loss) Gain Recognized in Income	Amount of (Loss) Gain Recognized in Income for the Year Ended December 31,
		2023	2022	2021
Interest rate contracts	(Loss) gain on derivative financial instruments, net	$27,293	$216,778	$41,033
Interest rate swap guarantees	(Loss) gain on derivative financial instruments, net	—	260	589
Foreign exchange contracts	(Loss) gain on derivative financial instruments, net	(65,085)	116,443	41,228
Credit instruments	(Loss) gain on derivative financial instruments, net	(813)	534	(487)
		$(38,605)	$334,015	$82,363

15. Offsetting Assets and Liabilities
The following tables present the potential effects of netting arrangements on our financial position for financial assets and liabilities within the scope of ASC 210-20, Balance Sheet—Offsetting, which for us are derivative assets and liabilities as well as repurchase agreement liabilities (amounts in thousands):

		(ii) Gross Amounts Offset in the Statement of Financial Position	(iii) = (i) - (ii) Net Amounts Presented in the Statement of Financial Position	(iv) Gross Amounts Not Offset in the Statement of Financial Position
	(i) Gross Amounts Recognized			Financial Instruments	Cash Collateral Received / Pledged	(v) = (iii) - (iv) Net Amount
As of December 31, 2023
Derivative assets	$63,437	$—	$63,437	$41,341	$—	$22,096
Derivative liabilities	$102,467	$—	$102,467	$41,340	$61,127	$—
Repurchase agreements	10,652,359	—	10,652,359	10,652,359	—	—
	$10,754,826	$—	$10,754,826	$10,693,699	$61,127	$—
As of December 31, 2022
Derivative assets	$108,621	$—	$108,621	$69,221	$—	$39,400
Derivative liabilities	$91,404	$—	$91,404	$69,221	$22,183	$—
Repurchase agreements	10,799,120	—	10,799,120	10,799,120	—	—
	$10,890,524	$—	$10,890,524	$10,868,341	$22,183	$—

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

The following table details the assets and liabilities of our consolidated CLOs and SASB as of December 31, 2023 and 2022 (amounts in thousands):

	December 31, 2023	December 31, 2022
Assets:
Cash and cash equivalents	$33,175	$31,611
Loans held-for-investment	4,210,097	4,365,791
Investment securities	9,946	36,466
Accrued interest receivable	26,355	20,088
Other assets	9,197	131
Total Assets	$4,288,770	$4,454,087
Liabilities
Accounts payable, accrued expenses and other liabilities	$21,174	$17,737
Collateralized loan obligations and single asset securitization, net	3,491,292	3,676,224
Total Liabilities	$3,512,466	$3,693,961
Assets held by the CLOs and SASB are restricted and can be used only to settle obligations of the CLOs and SASB, including the subordinate interests owned by us. The liabilities of the CLOs and SASB are non-recourse to us and can only be satisfied from the assets of the CLOs and SASB.
We also hold controlling interests in other non-securitization entities that are considered VIEs. The Woodstar Fund, Woodstar Feeder Fund, L.P. and one of the Woodstar Fund’s indirect investees, SPT Dolphin Intermediate LLC (“SPT Dolphin”), the entity which holds the Woodstar II Portfolio, are each VIEs because the third party interest holders do not carry kick-out rights or substantive participating rights. We were deemed to be the primary beneficiary of those VIEs because we possess both the power to direct the activities of the VIEs that most significantly impact their economic performance and a significant economic interest in each entity. The Woodstar Fund had total assets of $2.0 billion, including its indirect investment in SPT Dolphin, and no significant liabilities as of December 31, 2023. As of December 31, 2023, Woodstar Feeder Fund, L.P. and its consolidated subsidiary which is also considered a VIE, Woodstar Feeder REIT, LLC, had a $0.6 billion investment in the Woodstar Fund, had no significant liabilities and had temporary equity of $0.4 billion consisting of the contingently redeemable non-controlling interests of the third party investors (see Note 18).
We also hold a 51% controlling interest in a joint venture (the “CMBS JV”) within our Investing and Servicing Segment, which is considered a VIE because the third party interest holder does not carry kick-out rights or substantive participating rights. We are deemed the primary beneficiary of the CMBS JV. This VIE had total assets of $313.3 million and liabilities of $68.6 million as of December 31, 2023. Refer to Note 18 for further discussion.
In addition to the above non-securitization entities, we have smaller VIEs with total assets of $47.8 million and liabilities of $10.3 million as of December 31, 2023.
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
As noted above, we are not obligated to provide, nor have we provided, any financial support for any of our securitization VIEs, whether or not we are deemed to be the primary beneficiary. As such, the risk associated with our involvement in these VIEs is limited to the carrying value of our investment in the entity. As of December 31, 2023, our maximum risk of loss related to securitization VIEs in which we were not the primary beneficiary was $18.6 million on a fair value basis.
As of December 31, 2023, the securitization VIEs which we do not consolidate had debt obligations to beneficial interest holders with unpaid principal balances, excluding the notional value of interest-only securities, of $4.3 billion. The corresponding assets are comprised primarily of commercial mortgage loans with unpaid principal balances corresponding to the amounts of the outstanding debt obligations.
We also hold passive non-controlling interests in certain unconsolidated entities that are considered VIEs. We are not the primary beneficiaries of these VIEs as we do not possess the power to direct the activities of the VIEs that most significantly impact their economic performance and therefore report our interests, which totaled $0.8 million as of December 31, 2023, within investments in unconsolidated entities on our consolidated balance sheet. Our maximum risk of loss is limited to our carrying value of the investments.
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
For the years ended December 31, 2023, 2022 and 2021, approximately $87.3 million, $86.7 million and $77.9 million, respectively, was incurred for base management fees. As of December 31, 2023 and 2022, there were $21.9 million and $21.8 million, respectively, of unpaid base management fees included in related-party payable in our consolidated balance sheets.
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
For the years ended December 31, 2023, 2022 and 2021, approximately $35.7 million, $49.6 million and $70.3 million, respectively, was incurred for incentive fees. As of December 31, 2023 and 2022, there were $19.5 million and $14.5 million of unpaid incentive fees included in related-party payable in our consolidated balance sheets.
Expense Reimbursement. We are required to reimburse our Manager for operating expenses incurred by our Manager on our behalf. In addition, pursuant to the terms of the Management Agreement, we are required to reimburse our Manager for the cost of legal, tax, consulting, accounting and other similar services rendered for us by our Manager’s personnel provided that such costs are no greater than those that would be payable if the services were provided by an independent third party. The expense reimbursement is not subject to any dollar limitations but is subject to review by our independent directors. For the years ended December 31, 2023, 2022 and 2021, approximately $8.0 million, $8.6 million and $7.1 million, respectively, was incurred for executive compensation and other reimbursable expenses and recognized within general and administrative expenses in our consolidated statements of operations. As of December 31, 2023 and 2022, there was $3.4 million and $4.9 million, respectively, of unpaid reimbursable executive compensation and other expenses included in related-party payable in our consolidated balance sheets.
Equity Awards. In certain instances, we issue RSAs to certain employees of affiliates of our Manager who perform services for us. During the years ended December 31, 2023, 2022 and 2021, we granted 226,955, 200,972 and 1,013,232 RSAs, respectively, at grant date fair values of $4.3 million, $4.8 million and $20.3 million, respectively. Expenses related to the vesting of awards to employees of affiliates of our Manager were $8.7 million, $8.9 million and $9.7 million during the years ended December 31, 2023, 2022 and 2021, respectively, and are reflected in general and administrative expenses in our consolidated statements of operations. These shares generally vest over a three-year period. Compensation expense related to the ESPP (refer to Note 18) for employees of affiliates of our Manager was not material during the year ended December 31, 2023, and is reflected in general and administrative expenses in our consolidated statement of operations.
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
Manager Equity Plan
In April 2022, the Company’s shareholders approved the Starwood Property Trust, Inc. 2022 Manager Equity Plan (the “2022 Manager Equity Plan”) which replaces the Starwood Property Trust, Inc. 2017 Manager Equity Plan (the “2017 Manager Equity Plan”). In November 2022, we granted 1,500,000 RSUs to our Manager under the 2022 Manager Equity Plan. In November 2020, we granted 1,800,000 RSUs to our Manager under the 2017 Manager Equity Plan. In September 2019, we granted 1,200,000 RSUs to our Manager under the 2017 Manager Equity Plan. In April 2018, we granted 775,000 RSUs to our Manager under the 2017 Manager Equity Plan. In connection with these grants and prior similar grants, we recognized share-based compensation expense of $18.0 million, $18.7 million and $19.4 million within management fees in our consolidated statements of operations for the years ended December 31, 2023, 2022 and 2021, respectively. Refer to Note 18 for further discussion.
Investments in Loans and Securities
During the years ended December 31, 2022 and 2021, we acquired $1.1 billion and $1.2 billion, respectively, of loans from a residential mortgage originator in which we held an equity interest. During the year ended December 31, 2023, we entered into a stock transfer, termination and release agreement in which we sold the entirety of our equity interest to a third party. No loans were acquired from this entity during the year ended December 31, 2023. Refer to Note 9 for further discussion. During the years ended December 31, 2022 and 2021 the Company received proceeds of $4.4 million and $3.5 million, respectively, from the sale of loans to the residential mortgage originator. There were no sales of loans to this entity during the year ended December 31, 2023.
In August 2023, we received a $29.4 million final repayment on a $339.2 million first mortgage and mezzanine loan that was originated in August 2017 related to an office campus located in Irvine, California. An affiliate of our Manager has a non-controlling equity interest in the borrower.
In March 2022, we originated a new loan on the development and recapitalization of luxury rental cabins with a total commitment of $200.0 million, of which $148.5 million was outstanding as of December 31, 2023. The loan bears interest at SOFR + 6.50% plus fees and has a term of 24 months with three one-year extension options. Certain members of our executive team and board of directors own equity interests in the borrower. In July 2023, we agreed to a 10-month 300 bps interest payment deferral, which during the year ended December 31, 2023 amounted to $2.3 million.
In July 2021, a €55.0 million loan participation acquired in March 2018 from SEREF, which was secured by a luxury resort in Estepona, Spain, was paid in full.
In February 2019, we acquired a $60.0 million participation in a $925.0 million first priority infrastructure term loan. In April 2019 and July 2019, we acquired participations of $5.0 million and $16.0 million, respectively, in a $350.0 million upsize to the term loan. The loan is secured by four domestic natural gas power plants. An affiliate of our Manager, Starwood Energy Group (which became Lotus Infrastructure Partners effective January 1, 2023), is the borrower under the term loan. As of December 31, 2023, the outstanding participation balance in this term loan was $60.7 million.

In January 2018, we acquired a $130.0 million first mortgage participation from an unaffiliated third party. The loan is secured by three U.S. power plants that each have long-term power purchase agreements with investment grade counterparties. The borrower is an affiliate of our Manager. In March 2022, the loan was paid off in full.

In December 2012, we acquired 9,140,000 ordinary shares in SEREF, a debt fund that is externally managed by an affiliate of our Manager and is listed on the London Stock Exchange, for approximately $14.7 million, which equated to approximately 4% ownership of SEREF. During the year ended December 31, 2023, 1,892,313 shares were redeemed by SEREF, for proceeds of $2.5 million, leaving 7,247,687 held as of December 31, 2023. Prior to that, there were no share redemptions by SEREF. As of December 31, 2023, our shares represent an approximate 2% interest in SEREF. Refer to Note 6 for additional details.

We co-originate, along with certain investment funds affiliated with our Manager, various foreign currency denominated loans to third party borrowers in which each lender holds a separate portion of the loan. The loans are independently underwritten and legally separate, and the transaction is directly between us and the third party borrower. As a result, we do not consider these to be related party transactions.
Investments in Unconsolidated Entities
In April 2013, in connection with our acquisition of LNR, we acquired 50% of a joint venture which owns equity in an online real estate company. An affiliate of our Manager, Starwood Distressed Opportunity Fund IX owns the remaining 50% of the venture.
Lease Arrangements
In March 2020, we entered into an office lease agreement with an entity which is controlled by our Chairman and CEO through majority equity ownership of the entity. The leased premises serve as our new Miami Beach office following the expiration of our former lease in Miami Beach. The lease, as amended in September 2022, is for 64,424 square feet of office space, commenced July 1, 2022 and has an initial term of 15 years from the monthly lease payment commencement date of November 1, 2022. The lease payments are based on an annual base rate of $52.00 per square foot that increases by 3% each November, plus our pro rata share of building operating expenses. Prior to the execution of this lease, we engaged an independent third party leasing firm and external counsel to advise the independent directors of our board of directors on market terms for the lease.  The terms of the lease and subsequent amendment were approved by our independent directors. In April 2020 we provided a $1.9 million cash security deposit to the landlord. During the years ended December 31, 2023 and 2022, we made payments to the landlord under the terms of the lease of $1.3 million and $4.4 million, respectively, for reimbursements relating to tenant improvements and $6.6 million and $1.1 million, respectively, for rent, parking and our pro rata share of building operating expenses. During the years ended December 31, 2023 and 2022, we recognized $7.2 million and $2.7 million, respectively, of expenses with respect to this lease within general and administrative expenses in our consolidated statement of operations. Upon the July 1, 2022 commencement of the lease, we recorded a $29.8 million right-of-use asset and corresponding lease liability within “Other assets” and “Accounts payable, accrued expenses and other liabilities,” respectively, on our consolidated balance sheet representing the present value of the minimum required lease payments over the term of the lease.
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

Acquisitions from Consolidated CMBS Trusts

Our Investing and Servicing Segment acquires interests in properties for its REIS Equity Portfolio and also loans from CMBS trusts, some of which are consolidated as VIEs on our balance sheet. Acquisitions from consolidated VIEs are reflected as repayment of debt of consolidated VIEs in our consolidated statements of cash flows. During the year ended December 31, 2021, we acquired a $9.2 million nonperforming loan on a hospitality asset in New York from a consolidated CMBS trust for a total gross purchase price of $10.1 million, including accrued interest. There were no assets acquired from consolidated CMBS trusts during the years ended December 31, 2023 and 2022.

Acquisitions from Consolidated RMBS Trusts

When our Commercial and Residential Lending Segment exercises an optional redemption right in a securitization VIE, it unwinds the securitization structure and acquires the underlying loans from the VIE. Acquisitions of loans from consolidated VIEs are reflected as repayment of debt of consolidated VIEs in our consolidated statements of cash flows. During the year ended December 31, 2021, we acquired $524.5 million of residential loans from consolidated RMBS trusts at their par amounts. No loans were acquired from consolidated RMBS trusts during the years ended December 31, 2023 and 2022. Refer to Note 13 for further discussion of these acquisitions.
Other Related-Party Arrangements
During the year ended December 31, 2016, we established a co-investment fund which provides key personnel with the opportunity to invest in certain properties included in our REIS Equity Portfolio. These personnel include certain of our employees as well as employees of affiliates of our Manager (collectively, “Fund Participants”). The fund carries an aggregate commitment of $15.0 million and owns a 10% equity interest in certain REIS Equity Portfolio properties acquired subsequent to January 1, 2015. As of December 31, 2023, Fund Participants have funded $4.9 million of the capital commitment, and it is our current expectation that there will be no additional funding of the commitment. The capital contributed by Fund Participants is reflected on our consolidated balance sheets as non-controlling interests in consolidated subsidiaries. In an effort to retain key personnel, the fund provides for disproportionate distributions which allows Fund Participants to earn an incremental 60% on all operating cash flows attributable to their capital account, net of a 5% preferred return to us as general partner of the fund. Amounts earned by Fund Participants pursuant to this waterfall are reflected within net income attributable to non-controlling interests in our consolidated statements of operations. During both the years ended December 31, 2023 and 2022, the non-controlling interests related to this fund received cash distributions of $1.9 million. During the year ended December 31, 2021, the non-controlling interests related to this fund received cash distributions of $0.2 million.
Highmark Residential (“Highmark”), an affiliate of our Manager, provides property management services for properties within our Woodstar I and Woodstar II Portfolios. Fees paid to Highmark are calculated as a percentage of gross receipts and are at market terms. During the years ended December 31, 2023, 2022 and 2021, property management fees to Highmark of $6.0 million, $5.6 million and $4.2 million, respectively, were recognized within our Woodstar Portfolios.

18. Stockholders’ Equity and Non-Controlling Interests
The Company’s authorized capital stock consists of 100,000,000 shares of preferred stock, $0.01 par value per share, and 500,000,000 shares of common stock, $0.01 par value per share.
ATM Agreement
In May 2022, we entered into a Starwood Property Trust, Inc. Common Stock Sales Agreement (the “ATM Agreement”) with a syndicate of financial institutions to sell shares of the Company’s common stock of up to $500.0 million from time to time, through an “at the market” equity offering program. Sales of shares under the ATM Agreement are made by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale or at negotiated prices. The ATM Agreement replaces a similar agreement previously entered into in May 2014 with a financial institution. There were no shares issued under the ATM Agreement during the year ended December 31, 2023. During the year ended December 31, 2022, we issued 2,168,710 shares of common stock under our ATM Agreement for gross proceeds of $49.3 million at an average share price of $22.72 and paid related commission costs of $1.0 million. During the year ended December 31, 2021, there were no shares issued under our previous ATM agreement.
Dividend Reinvestment and Direct Stock Purchase Plan
In May 2014, we established the Starwood Property Trust, Inc. Dividend Reinvestment and Direct Stock Purchase Plan (the “DRIP Plan”), which provides stockholders with a means of purchasing additional shares of our common stock by reinvesting the cash dividends paid on our common stock and by making additional optional cash purchases. Shares of our common stock purchased under the DRIP Plan will either be issued directly by the Company or purchased in the open market by the plan administrator. The Company may issue up to 11.0 million shares of common stock under the DRIP Plan. During the years ended December 31, 2023, 2022 and 2021, shares issued under the DRIP Plan were not material.
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
During the years ended December 31, 2023 and 2022, 123,327 and 67,965 shares, respectively, of common stock were purchased by participants at a weighted average discounted purchase price of $15.46 and $17.36 per share, respectively. As of December 31, 2023, there were 1.8 million shares of common stock available for future issuance through the ESPP.

Other Share Issuances

In December 2021, we issued 16.0 million shares of common stock in a public offering at a price of $24.57 per share, receiving proceeds of $393.1 million.

Dividends

Our board of directors declared the following dividends during the years ended December 31, 2023, 2022 and 2021:

Declaration Date	Record Date	Ex-Dividend Date	Payment Date	Amount	Frequency
12/15/23	12/29/23	12/28/23	1/15/24	$0.48	Quarterly
9/15/23	9/30/23	9/29/23	10/16/23	0.48	Quarterly
6/15/23	6/30/23	6/29/23	7/17/23	0.48	Quarterly
3/16/23	3/31/23	3/30/23	4/14/23	0.48	Quarterly
12/9/22	12/30/22	12/29/22	1/13/23	0.48	Quarterly
9/16/22	9/30/22	9/29/22	10/14/22	0.48	Quarterly
6/15/22	6/30/22	6/29/22	7/15/22	0.48	Quarterly
3/14/22	3/31/22	3/30/22	4/15/22	0.48	Quarterly
12/15/21	12/31/21	12/30/21	1/14/22	0.48	Quarterly
9/15/21	9/30/21	9/29/21	10/15/21	0.48	Quarterly
6/14/21	6/30/21	6/29/21	7/15/21	0.48	Quarterly
3/11/21	3/31/21	3/30/21	4/15/21	0.48	Quarterly
Equity Incentive Plans
In April 2022, the Company’s shareholders approved the 2022 Manager Equity Plan and the Starwood Property Trust, Inc. 2022 Equity Plan (the “2022 Equity Plan”), which allow for the issuance of up to 18,700,000 stock options, stock appreciation rights, RSAs, RSUs or other equity-based awards or any combination thereof to the Manager, directors, employees, consultants or any other party providing services to the Company. The 2022 Manager Equity Plan succeeds and replaces the 2017 Manager Equity Plan and the 2022 Equity Plan succeeds and replaces the Starwood Property Trust, Inc. 2017 Equity Plan (the “2017 Equity Plan”). As of December 31, 2023, 16,510,282 share awards were available to be issued under either the 2022 Manager Equity Plan or the 2022 Equity Plan, determined on a combined basis.

To date, we have only granted RSAs and RSUs under the equity incentive plans. The holders of awards of RSAs or RSUs are entitled to receive dividends or “distribution equivalents” beginning on either the award’s effective date or vest date, depending on the terms of the award.
The table below summarizes our share awards granted or vested under the 2017 and 2022 Manager Equity Plans during the years ended December 31, 2023, 2022 and 2021 (dollar amounts in thousands):

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

During the years ended December 31, 2023, 2022 and 2021, we granted 914,694, 829,805, and 1,708,935 RSAs, respectively, under the 2017 and 2022 Equity Plans to a select group of eligible participants which includes our employees, directors and employees of our Manager who perform services for us. The awards were granted based on the market price of the Company’s common stock on the respective grant date and generally vest over a three-year period. Expenses related to the vesting of these awards are reflected in general and administrative expenses in our consolidated statements of operations.

The following shares of common stock were issued, without restriction, to our Manager as part of the incentive compensation due under the Management Agreement during the years ended December 31, 2023, 2022 and 2021:

Timing of Issuance	Shares of Common Stock Issued	Price per share
August 2023	92,640	20.59
May 2023	377,207	16.39
March 2023	373,204	19.38
November 2022	21,390	20.92
August 2022	108,374	23.94
May 2022	647,128	22.69
February 2022	1,068,828	23.78
November 2021	18,649	26.08
August 2021	97,151	25.79
May 2021	267,378	24.54
February 2021	332,002	22.55

The following table summarizes our share-based compensation expenses during the years ended December 31, 2023, 2022 and 2021 (in thousands):

	For the Year Ended December 31,
	2023	2022	2021
Management fees:
Manager incentive fee	$13,703	$24,903	$35,135
Manager Equity Plans (1)	18,027	18,693	19,448
	31,730	43,596	54,583
General and administrative:
Equity Plans (1)	20,761	21,219	19,838
ESPP	459	273	—
	21,219	21,492	19,838
Total share-based compensation expense (2)	$52,949	$65,089	$74,421
__________________________________________
(1)Share-based compensation expense relating to the 2017 and 2022 Manager Equity Plans is reflected within the Manager Equity Plans line. Share-based compensation expense relating to the 2017 and 2022 Equity Plans is reflected within the Equity Plans line.
(2)The income tax benefit associated with the share-based compensation expense for the years ended December 31, 2023, 2022 and 2021 was not material.
Schedule of Non-Vested Shares and Share Equivalents (1)

	Equity Plan	Manager Equity Plan	Total	Weighted Average Grant Date Fair Value (per share)
Balance as of January 1, 2023	2,513,847	1,825,000	4,338,847	$20.65
Granted	914,694	—	914,694	18.93
Vested	(687,743)	(950,000)	(1,637,743)	18.56
Forfeited	(169,070)	—	(169,070)	22.76
Balance as of December 31, 2023	2,571,728	875,000	3,446,728	21.08
__________________________________________
(1)Equity-based award activity for awards granted under the 2017 and 2022 Equity Plans is reflected within the Equity Plan column, and for awards granted under the 2017 and 2022 Manager Equity Plans, within the Manager Equity Plan column.

The weighted average grant date fair value per share of grants during the years ended December 31, 2023, 2022 and 2021 was $18.93, $21.95 and $22.14, respectively.

Vesting Schedule

	Equity	Manager
	Plan	Equity Plan	Total
2024	1,674,540	500,000	2,174,540
2025	583,200	375,000	958,200
2026	313,988	—	313,988
Total	2,571,728	875,000	3,446,728
As of December 31, 2023, there was approximately $37.4 million of total unrecognized compensation costs related to unvested share-based compensation arrangements which are expected to be recognized over a weighted average period of 1.7 years. The total fair value of shares vested during the years ended December 31, 2023, 2022 and 2021 were $30.3 million, $30.0 million and $32.4 million, respectively, as of the respective vesting dates.
Non-Controlling Interests in Consolidated Subsidiaries
As discussed in Note 2, on November 5, 2021 we sold a 20.6% non-controlling interest in the Woodstar Fund to third party investors for net cash proceeds of $214.2 million. Under the Woodstar Fund operating agreement, such interests are contingently redeemable by us, at the option of the interest holder, for cash at liquidation fair value if any assets remain upon termination of the Woodstar Fund. The Woodstar Fund operating agreement specifies an eight-year term with two one-year extension options, the first at our option and the second subject to consent of an advisory committee representing the non-controlling interest holders. Accordingly, these contingently redeemable non-controlling interests have been classified as “Temporary Equity” in our consolidated balance sheets and represent the fair value of the Woodstar Fund’s net assets allocable to those interests. During the years ended December 31, 2023 and 2022, net income attributable to these non-controlling interests was $58.4 million and $153.8 million, respectively. During the period from November 5, 2021 through December 31, 2021, net income attributable to these non-controlling interests was $0.7 million.
In connection with our Woodstar II Portfolio acquisitions, we issued 10.2 million Class A Units in our subsidiary, SPT Dolphin, and rights to receive an additional 1.9 million Class A Units if certain contingent events occur. As of December 31, 2023, all of the 1.9 million contingent Class A Units were issued. The Class A Units are redeemable for consideration equal to the current share price of the Company’s common stock on a one-for-one basis, with the consideration paid in either cash or the Company’s common stock, at the determination of the Company. During the year ended December 31, 2021, redemptions of 0.9 million of the Class A Units were received and settled in common stock. During the year ended December 31, 2022, no redemptions of Class A Units were received. During the year ended December 31, 2023, redemptions of 0.1 million of the Class A Units were received and settled for $1.3 million in cash, leaving 9.7 million Class A Units outstanding as of December 31, 2023. The outstanding Class A Units are reflected as non-controlling interests in consolidated subsidiaries on our consolidated balance sheets, the balance of which was $207.1 million and $208.5 million as of December 31, 2023 and 2022.
To the extent SPT Dolphin has sufficient cash available, the Class A Units earn a preferred return indexed to the dividend rate of the Company’s common stock. Any distributions made pursuant to this waterfall are recognized within net income attributable to non-controlling interests in our consolidated statements of operations. During the years ended December 31, 2023, 2022 and 2021, we recognized net income attributable to non-controlling interests of $18.7 million, $18.8 million and $19.4 million, respectively, associated with these Class A Units.
As discussed in Note 16, we hold a 51% controlling interest in the CMBS JV within our Investing and Servicing Segment. Because the CMBS JV is deemed a VIE for which we are the primary beneficiary, the 49% interest of our joint venture partner is reflected as a non-controlling interest in consolidated subsidiaries on our consolidated balance sheets, and any net income attributable to this 49% joint venture interest is reflected within net income attributable to non-controlling interests in our consolidated statements of operations. The non-controlling interests in the CMBS JV were $129.2 million and $144.3 million as of December 31, 2023 and 2022, respectively. During the years ended December 31, 2023, 2022 and 2021, net (loss) income attributable to non-controlling interests was $(1.5) million, $6.2 million and $22.7 million, respectively.

19. Earnings per Share
The following table provides a reconciliation of net income and the number of shares of common stock used in the computation of basic EPS and diluted EPS (amounts in thousands, except per share amounts):

	For the Year Ended December 31,
	2023	2022	2021
Basic Earnings
Income attributable to STWD common stockholders	$339,213	$871,475	$447,739
Less: Income attributable to participating shares not already deducted as non-controlling interests	(6,412)	(17,113)	(6,808)
Basic earnings	$332,801	$854,362	$440,931

Diluted Earnings
Income attributable to STWD common stockholders	$339,213	$871,475	$447,739
Less: Income attributable to participating shares not already deducted as non-controlling interests	(6,412)	(17,113)	(6,808)
Add: Interest expense on Convertible Notes	*	11,632	11,619
Add: Undistributed earnings to participating shares	—	11,229	—
Less: Undistributed earnings reallocated to participating shares	—	(10,880)	—
Diluted earnings	$332,801	$866,343	$452,550

Number of Shares:
Basic — Average shares outstanding	309,771	305,524	285,942
Effect of dilutive securities — Convertible Notes	*	9,649	9,649
Effect of dilutive securities — Contingently issuable shares	450	386	1,037
Effect of dilutive securities — Unvested non-participating shares	286	169	198
Diluted — Average shares outstanding	310,507	315,728	296,826

Earnings Per Share Attributable to STWD Common Stockholders:
Basic	$1.07	$2.80	$1.54
Diluted	$1.07	$2.74	$1.52
______________________________________________________________________________________________________________________
*Our Convertible Notes were not dilutive for the year ended December 31, 2023.
As of December 31, 2023, 2022 and 2021, participating shares of 12.7 million, 13.7 million and 13.0 million, respectively, were excluded from the computation of diluted shares as their effect was already considered under the more dilutive two-class method used above. Such participating shares at December 31, 2023, 2022 and 2021 included 9.7 million, 9.8 million and 9.8 million potential shares, respectively, of our common stock issuable upon redemption of the Class A Units in SPT Dolphin, as discussed in Note 18.

20. Accumulated Other Comprehensive Income
The changes in AOCI by component are as follows (amounts in thousands):

	Cumulative Unrealized Gain (Loss) on Available-for- Sale Securities	Foreign Currency Translation	Total
Balance at January 1, 2021	$44,057	$(64)	$43,993
OCI before reclassifications	(3,101)	—	(3,101)
Amounts reclassified from AOCI	(3)	64	61
Net period OCI	(3,104)	64	(3,040)
Balance at December 31, 2021	40,953	—	40,953
OCI before reclassifications	(19,998)	—	(19,998)
Amounts reclassified from AOCI	—	—	—
Net period OCI	(19,998)	—	(19,998)
Balance at December 31, 2022	20,955	—	20,955
OCI before reclassifications	(5,648)	—	(5,648)
Amounts reclassified from AOCI	45	—	45
Net period OCI	(5,603)	—	(5,603)
Balance at December 31, 2023	$15,352	$—	$15,352

The reclassifications out of AOCI impacted the consolidated statements of operations for the years ended December 31, 2023, 2022 and 2021 as follows (amounts in thousands):

	Amounts Reclassified from
	AOCI during the Year			Affected Line Item
	Ended December 31,			in the Statements
Details about AOCI Components	2023	2022	2021	of Operations
Unrealized (loss) gain on available-for-sale securities:
Net realized loss on sale of investment	$(45)	$—	$—	Gain on sale of investments and other assets, net
Interest realized upon collection	—	—	3	Interest income from investment securities
Total	(45)	—	3
Foreign currency translation:
Foreign currency adjustment	—	—	(64)	Gain on sale of investments and other assets, net
Total reclassifications for the period	$(45)	$—	$(61)

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
Woodstar Fund Investments
The fair value of investments held by the Woodstar Fund is determined based on observable and unobservable market inputs. The initial fair value of the Woodstar Fund’s investments at its November 5, 2021 establishment date was determined by reference to the purchase price paid by third party investors, which was consistent with both a recent external appraisal as well as our extensive marketing efforts to sell interests in the Woodstar Fund, plus working capital. The fair value of the Woodstar Fund’s investments as of December 31, 2022 and 2023 was determined by reference to an external appraisal as of those dates.

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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level II of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level III inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of December 31, 2023 and 2022, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level II of the fair value hierarchy.
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

Fair Value Disclosures
The following tables present our financial assets and liabilities carried at fair value on a recurring basis in the consolidated balance sheets by their level in the fair value hierarchy as of December 31, 2023 and 2022 (amounts in thousands):

	December 31, 2023
	Total	Level I	Level II	Level III
Financial Assets:
Loans under fair value option	$2,645,637	$—	$—	$2,645,637
RMBS	102,368	—	—	102,368
CMBS	18,600	—	—	18,600
Equity security	8,340	8,340	—	—
Woodstar Fund investments	2,012,833	—	—	2,012,833
Domestic servicing rights	19,384	—	—	19,384
Derivative assets	63,437	—	63,437	—
VIE assets	43,786,356	—	—	43,786,356
Total	$48,656,955	$8,340	$63,437	$48,585,178
Financial Liabilities:
Derivative liabilities	$102,467	$—	$102,467	$—
VIE liabilities	42,175,734	—	36,570,938	5,604,796
Total	$42,278,201	$—	$36,673,405	$5,604,796

	December 31, 2022
	Total	Level I	Level II	Level III
Financial Assets:
Loans under fair value option	$2,784,594	$—	$—	$2,784,594
RMBS	113,386	—	—	113,386
CMBS	19,108	—	—	19,108
Equity security	9,840	9,840	—	—
Woodstar Fund investments	1,761,002	—	—	1,761,002
Domestic servicing rights	17,790	—	—	17,790
Derivative assets	108,621	—	108,621	—
VIE assets	52,453,041	—	—	52,453,041
Total	$57,267,382	$9,840	$108,621	$57,148,921
Financial Liabilities:
Derivative liabilities	$91,404	$—	$91,404	$—
VIE liabilities	50,754,355	—	45,248,412	5,505,943
Total	$50,845,759	$—	$45,339,816	$5,505,943

The changes in financial assets and liabilities classified as Level III are as follows for the years ended December 31, 2023 and 2022 (amounts in thousands):

	Loans at Fair Value	RMBS	CMBS	Woodstar Fund Investments	Domestic Servicing Rights	VIE Assets	VIE Liabilities	Total
January 1, 2022 balance	$2,936,025	$143,980	$22,244	$1,040,309	$16,780	$61,280,543	$(4,780,221)	$60,659,660
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	(346,222)	—	(1,674)	720,693	1,010	(12,458,814)	1,940,362	(10,144,645)
Net accretion	—	8,491	—	—	—	—	—	8,491
Included in OCI	—	(19,998)	—	—	—	—	—	(19,998)
Purchases / Originations	4,634,722	—	—	—	—	—	—	4,634,722
Sales	(3,678,671)	—	—	—	—	—	—	(3,678,671)
Cash repayments / receipts	(200,728)	(19,087)	(1,992)	—	—	—	(18,870)	(240,677)
Transfers into Level III	(86,201)	—	—	—	—	—	(1,506,438)	(1,592,639)
Transfers out of Level III	(474,331)	—	—	—	—	—	668,365	194,034
Consolidation of VIEs	—	—	—	—	—	4,361,325	(1,810,101)	2,551,224
Deconsolidation of VIEs	—	—	530	—	—	(730,013)	960	(728,523)
December 31, 2022 balance	2,784,594	113,386	19,108	1,761,002	17,790	52,453,041	(5,505,943)	51,642,978
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	62,702	—	282	251,831	1,594	(8,790,373)	485,136	(7,988,828)
Net accretion	—	4,661	—	—	—	—	—	4,661
Included in OCI	—	(5,603)	—	—	—	—	—	(5,603)
Purchases / Originations	756,522	—	—	—	—	—	—	756,522
Sales	(710,957)	(601)	—	—	—	—	—	(711,558)
Cash repayments / receipts	(185,885)	(9,475)	(790)	—	—	(598,351)	(13,410)	(807,911)
Transfers into Level III	27	—	—	—	—	—	(2,241,350)	(2,241,323)
Transfers out of Level III	(61,366)	—	—	—	—	—	1,670,771	1,609,405
Consolidation of VIEs	—	—	—	—	—	722,039	—	722,039
December 31, 2023 balance	$2,645,637	$102,368	$18,600	$2,012,833	$19,384	$43,786,356	$(5,604,796)	$42,980,382
Amount of unrealized gains (losses) attributable to assets still held at December 31, 2023:
Included in earnings	$15,853	$4,630	$282	$251,831	$1,594	$(8,818,672)	$485,136	$(8,059,346)
Included in OCI	—	(5,638)	—	—	—	—	—	(5,638)
Amount of unrealized gains (losses) attributable to assets still held at December 31, 2022:
Included in earnings	$(368,368)	$8,157	$(1,148)	$720,693	$1,010	$(12,458,814)	$1,940,362	$(10,158,108)
Included in OCI	—	(19,592)	—	—	—	—	—	(19,592)
Amounts were transferred from Level II to Level III due to a decrease in the observable relevant market activity and amounts were transferred from Level III to Level II due to an increase in the observable relevant market activity.
The following table presents the fair values of our financial instruments not carried at fair value on the consolidated balance sheets (amounts in thousands):

	December 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets not carried at fair value:
Loans	$17,574,249	$17,483,058	$18,401,439	$18,215,072
HTM debt securities	606,254	581,160	673,470	637,275
Financial liabilities not carried at fair value:
Secured financing agreements, CLOs and SASB (a)	$17,552,979	$17,466,172	$18,177,756	$18,017,651
Unsecured senior notes	2,158,888	2,128,835	2,329,211	2,199,135
__________________________________________________

(a)Includes debt related to properties held-for-sale (see Note 7).

The following is quantitative information about significant unobservable inputs in our Level III measurements for those assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

	Carrying Value at December 31, 2023	Valuation Technique	Unobservable Input	Range (Weighted Average) as of (1)
				December 31, 2023	December 31, 2022
Loans under fair value option	$2,645,637	Discounted cash flow, market pricing	Coupon (d)	2.8% - 9.9% (4.5%)	2.8% - 9.3% (4.5%)
			Remaining contractual term (d)	4.3 - 38.5 years (27.4 years)	5.3 - 39.5 years (28.6 years)
			FICO score (a)	585 - 900 (749)	585 - 900 (749)
			LTV (b)	5% - 140% (68%)	4% - 92% (67%)
			Purchase price (d)	80.0% - 108.6% (101.4%)	80.0% - 108.6% (101.4%)
RMBS	102,368	Discounted cash flow	Constant prepayment rate (a)	2.9% - 9.6% (5.2%)	2.8% - 12.0% (5.5%)
			Constant default rate (b)	1.0% - 4.2% (1.7%)	1.1% - 4.4% (2.0%)
			Loss severity (b)	0% - 99% (17%) (f)	0% - 109% (24%) (f)
			Delinquency rate (c)	8% - 25% (14%)	6% - 29% (16%)
			Servicer advances (a)	30% - 78% (51%)	31% - 77.7% (53%)
			Annual coupon deterioration (b)	0% - 1.3% (0.1%)	0% - 2.6% (0.1%)
			Putback amount per projected total collateral loss (e)	0% - 8% (0.5%)	0% - 8% (0.5%)
CMBS	18,600	Discounted cash flow	Yield (b)	0% - 540.1% (10.6%)	0% - 117.5% (10.1%)
			Duration (c)	0 - 6.7 years (2.4 years)	0 - 7.7 years (3.0 years)
Woodstar Fund investments	2,012,833	Discounted cash flow	Discount rate - properties (b)	6.3% - 7.0% (6.7%)	6.3% - 6.8% (6.5%)
			Discount rate - debt (a)	3.0% - 6.9% (5.4%)	5.6% - 6.7% (6.1%)
			Terminal capitalization rate (b)	4.8% - 5.5% (5.2%)	5.0% - 5.5% (5.1%)
			Implied capitalization rate (b)	4.25% (4.25%)	4.20% (4.20%)
Domestic servicing rights	19,384	Discounted cash flow	Debt yield (a)	8.50% (8.50%)	8.25% (8.25%)
			Discount rate (b)	15% (15%)	15% (15%)
VIE assets	43,786,356	Discounted cash flow	Yield (b)	0% - 691.0% (15.9%)	0% - 453.6% (15.3%)
			Duration (c)	0 - 10.0 years (1.8 years)	0 - 11.0 years (2.4 years)
VIE liabilities	5,604,796	Discounted cash flow	Yield (b)	0% - 691.0% (11.4%)	0% - 453.6% (10.4%)
			Duration (c)	0 - 10.0 years (1.7 years)	0 - 11.0 years (1.8 years)
______________________________________________________________________________________________________________________
(1)Unobservable inputs were weighted by the relative carrying value of the instruments as of December 31, 2023 and 2022.
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
(f)5% and 10% of the portfolio falls within a range of 45% - 80% as of December 31, 2023 and 2022, respectively.

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
Our TRSs engage in various real estate related operations, including special servicing of commercial real estate, originating and securitizing mortgage loans, and investing in entities which engage in real estate-related operations. As of December 31, 2023 and 2022, approximately $3.1 billion and $3.2 billion of assets were owned by TRS entities. Our TRSs are not consolidated for U.S. federal income tax purposes, but are instead taxed as corporations. For financial reporting purposes, a provision for current and deferred taxes is established for the portion of earnings recognized by us with respect to our interest in TRSs.
Our income tax (benefit) provision consisted of the following for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	For the Year Ended December 31,
	2023	2022	2021
Current
Federal	$554	$1,446	$142
State	(31)	705	(80)
Foreign	—	—	(392)
Total current	523	2,151	(330)
Deferred
Federal	98	(47,128)	6,893
State	(1,303)	(16,546)	2,106
Total deferred	(1,205)	(63,674)	8,999
Total income tax (benefit) provision	$(682)	$(61,523)	$8,669

Deferred income taxes in our U.S. tax jurisdiction reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents the tax effects of temporary differences on net deferred tax assets which are classified in our consolidated balance sheets within other assets at December 31, 2023 and December 31, 2022 (in thousands):

	December 31,
	2023	2022
Deferred tax assets/(liabilities), net
Reserves and accruals	$3,636	$3,314
Domestic intangible assets	(22,890)	(15,946)
Investments in unconsolidated entities	(984)	782
Net operating loss and interest expense carryforwards	78,979	69,294
Other U.S. temporary differences	47	140
Net deferred tax assets	$58,788	$57,584

Unrecognized tax benefits were not material as of and during the years ended December 31, 2023 and 2022. The Company’s tax returns are no longer subject to audit for years ended prior to January 1, 2020. There was no pre-tax income from foreign operations during the years ended December 31, 2023, 2022 and 2021.
The following table is a reconciliation of our U.S. federal income tax provision determined using our statutory federal tax rate to our reported income tax (benefit) provision for the years ended December 31, 2023, 2022 and 2021 (dollars in thousands):

	For the Year Ended December 31,
	2023		2022		2021
Federal statutory tax rate	$87,670	21.0%	$209,483	21.0%	$105,230	21.0%
REIT and other non-taxable income	(88,281)	(21.2)%	(256,105)	(25.7)%	(92,121)	(18.4)%
State income taxes	(201)	—%	(15,319)	(1.5)%	4,307	0.9%
Federal benefit of state tax deduction	42	—%	3,217	0.3%	(905)	(0.2)%
Intra-entity transfers	—	—%	(4,327)	(0.4)%	(6,635)	(1.3)%
Other	88	—%	1,528	0.1%	(1,207)	(0.3)%
Effective tax rate	$(682)	(0.2)%	$(61,523)	(6.2)%	$8,669	1.7%

There were no valuation allowances for deferred tax assets during the years ended December 31, 2023, 2022 and 2021.

As of December 31, 2023, our federal net operating loss (“NOL”) carryforwards for income tax purposes totaled $252.8 million. All of these NOLs can also be carried forward for state tax purposes, in addition to another net $6.2 million. The federal net operating loss carryforwards do not expire. If not utilized, the state net operating loss carryforwards will not begin to expire significantly until 2042. Such NOL primarily relates to unrealized fair value losses during the year ended December 31, 2022 on residential loans held in a TRS.

23. Commitments and Contingencies
As of December 31, 2023, our Commercial and Residential Lending Segment had future commercial loan funding commitments totaling $1.7 billion, of which we expect to fund $1.3 billion. These future funding commitments primarily relate to construction projects, capital improvements, tenant improvements and leasing commissions.
As of December 31, 2023, our Infrastructure Lending Segment had future infrastructure loan funding commitments totaling $189.9 million, including $124.4 million under revolvers and letters of credit (“LCs”), and $65.5 million under delayed draw term loans. As of December 31, 2023, $5.2 million of revolvers and LCs were outstanding. Additionally, as of December 31, 2023, our Infrastructure Lending Segment had outstanding loan purchase commitments of $37.6 million.
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
Lease Commitment Disclosures
Our lease commitments consist of corporate office leases and ground leases for investment properties, all of which are classified as operating leases. We previously subleased some of the space within our corporate offices to third parties. Our lease costs and sublease income were as follows (in thousands):

	For the Year Ended December 31,
	2023	2022	2021
Operating lease costs	$6,864	$4,646	$4,100
Short-term lease costs	75	44	$2,227
Sublease income	—	—	$(766)
Total lease cost	$6,940	$4,690	$5,560

Information concerning our operating lease liabilities, which are classified within accounts payable, accrued expenses and other liabilities in our consolidated balance sheets as of December 31, 2023 and 2022, is as follows (dollars in thousands):

	For the Year Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities —operating	$5,025	$2,129

	December 31, 2023	December 31, 2022
Weighted-average remaining lease term	12.0 years	13.0 years
Weighted-average discount rate	8.8%	8.7%

Future maturity of operating lease liabilities:
2024	$5,145
2025	5,320
2026	5,275
2027	4,829
2028	4,868
Thereafter	41,543
Total	66,980
Less interest component	(29,325)
Operating lease liability	$37,655

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
The table below presents our results of operations for the year ended December 31, 2023 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Revenues:
Interest income from loans	$1,557,631	$236,884	$—	$9,589	$—	$1,804,104	$—	$1,804,104
Interest income from investment securities	135,130	1,805	—	92,147	—	229,082	(152,558)	76,524
Servicing fees	553	—	—	44,895	—	45,448	(12,327)	33,121
Rental income	8,369	—	93,459	25,838	—	127,666	—	127,666
Other revenues	2,527	1,296	713	2,335	1,622	8,493	—	8,493
Total revenues	1,704,210	239,985	94,172	174,804	1,622	2,214,793	(164,885)	2,049,908
Costs and expenses:
Management fees	496	—	—	—	141,047	141,543	—	141,543
Interest expense	971,028	141,016	54,522	34,611	235,776	1,436,953	(846)	1,436,107
General and administrative	55,782	15,569	4,155	87,619	17,087	180,212	—	180,212
Acquisition and investment pursuit costs	1,128	17	(5)	(215)	—	925	—	925
Costs of rental operations	8,777	—	22,806	13,259	—	44,842	—	44,842
Depreciation and amortization	7,206	103	31,960	9,788	84	49,141	—	49,141
Credit loss provision, net	225,720	18,008	—	—	—	243,728	—	243,728
Other expense	1,730	—	23	67	—	1,820	—	1,820
Total costs and expenses	1,271,867	174,713	113,461	145,129	393,994	2,099,164	(846)	2,098,318
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	—	181,688	181,688
Change in fair value of servicing rights	—	—	—	401	—	401	1,193	1,594
Change in fair value of investment securities, net	69,259	—	—	(51,889)	—	17,370	(16,603)	767
Change in fair value of mortgage loans, net	25,874	—	—	36,828	—	62,702	—	62,702
Income from affordable housing fund investments	—	—	291,244	—	—	291,244	—	291,244
Earnings (loss) from unconsolidated entities	4,410	5,702	—	8,849	—	18,961	(2,239)	16,722
(Loss) gain on sale of investments and other assets, net	(112)	—	—	25,841	—	25,729	—	25,729
(Loss) gain on derivative financial instruments, net	(25,206)	123	2,111	(4,348)	(11,285)	(38,605)	—	(38,605)
Foreign currency gain (loss), net	60,644	201	(11)	—	—	60,834	—	60,834
Loss on extinguishment of debt	(804)	—	—	(434)	—	(1,238)	—	(1,238)
Other (loss) income, net	(135,576)	—	(5)	29	—	(135,552)	—	(135,552)
Total other income (loss)	(1,511)	6,026	293,339	15,277	(11,285)	301,846	164,039	465,885
Income (loss) before income taxes	430,832	71,298	274,050	44,952	(403,657)	417,475	—	417,475
Income tax benefit (provision)	990	590	—	(898)	—	682	—	682
Net income (loss)	431,822	71,888	274,050	44,054	(403,657)	418,157	—	418,157
Net income attributable to non-controlling interests	(14)	—	(77,156)	(1,774)	—	(78,944)	—	(78,944)
Net income (loss) attributable to Starwood Property Trust, Inc.	$431,808	$71,888	$196,894	$42,280	$(403,657)	$339,213	$—	$339,213

The table below presents our results of operations for the year ended December 31, 2022 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Revenues:
Interest income from loans	$1,058,326	$150,230	$—	$9,965	$—	$1,218,521	$—	$1,218,521
Interest income from investment securities	102,125	3,681	—	99,043	—	204,849	(139,791)	65,058
Servicing fees	558	—	—	54,836	—	55,394	(15,035)	40,359
Rental income	6,467	—	91,587	30,209	—	128,263	—	128,263
Other revenues	504	451	245	11,258	69	12,527	(12)	12,515
Total revenues	1,167,980	154,362	91,832	205,311	69	1,619,554	(154,838)	1,464,716
Costs and expenses:
Management fees	592	—	—	—	154,959	155,551	—	155,551
Interest expense	501,126	79,137	33,938	26,686	157,097	797,984	(863)	797,121
General and administrative	52,701	14,187	4,069	85,478	18,777	175,212	288	175,500
Acquisition and investment pursuit costs	3,634	3	7	(244)	—	3,400	—	3,400
Costs of rental operations	7,833	—	21,868	14,414	—	44,115	—	44,115
Depreciation and amortization	4,720	387	32,714	11,472	—	49,293	—	49,293
Credit loss provision, net	39,780	6,877	—	—	—	46,657	—	46,657
Other expense	1,251	—	55	8	—	1,314	—	1,314
Total costs and expenses	611,637	100,591	92,651	137,814	330,833	1,273,526	(575)	1,272,951
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	—	124,001	124,001
Change in fair value of servicing rights	—	—	—	(2,051)	—	(2,051)	3,061	1,010
Change in fair value of investment securities, net	11,818	—	—	(43,179)	—	(31,361)	29,157	(2,204)
Change in fair value of mortgage loans, net	(352,412)	—	—	6,190	—	(346,222)	—	(346,222)
Income from affordable housing fund investments	—	—	755,736	—	—	755,736	—	755,736
(Loss) earnings from unconsolidated entities	(11,242)	3,982	—	2,871	—	(4,389)	(1,934)	(6,323)
Gain on sale of investments and other assets, net	86,532	—	—	51,079	—	137,611	—	137,611
Gain (loss) on derivative financial instruments, net	338,994	1,235	35,081	41,692	(82,987)	334,015	—	334,015
Foreign currency (loss) gain, net	(96,651)	(317)	12	—	—	(96,956)	—	(96,956)
Loss on extinguishment of debt	(209)	(469)	—	(507)	—	(1,185)	—	(1,185)
Other (loss) income, net	(92,632)	—	(1,103)	—	—	(93,735)	25	(93,710)
Total other income (loss)	(115,802)	4,431	789,726	56,095	(82,987)	651,463	154,310	805,773
Income (loss) before income taxes	440,541	58,202	788,907	123,592	(413,751)	997,491	47	997,538
Income tax benefit (provision)	69,199	12	—	(7,688)	—	61,523	—	61,523
Net income (loss)	509,740	58,214	788,907	115,904	(413,751)	1,059,014	47	1,059,061
Net income attributable to non-controlling interests	(14)	—	(172,598)	(14,927)	—	(187,539)	(47)	(187,586)
Net income (loss) attributable to Starwood Property Trust, Inc.	$509,726	$58,214	$616,309	$100,977	$(413,751)	$871,475	$—	$871,475

The table below presents our results of operations for the year ended December 31, 2021 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Revenues:
Interest income from loans	$705,499	$85,057	$—	$9,735	$—	$800,291	$—	$800,291
Interest income from investment securities	67,589	2,190	—	96,771	—	166,550	(121,382)	45,168
Servicing fees	453	—	—	58,896	—	59,349	(20,610)	38,739
Rental income	5,486	—	234,840	38,505	—	278,831	—	278,831
Other revenues	294	293	198	6,278	—	7,063	(4)	7,059
Total revenues	779,321	87,540	235,038	210,185	—	1,312,084	(141,996)	1,170,088
Costs and expenses:
Management fees	948	—	—	(793)	167,594	167,749	24	167,773
Interest expense	206,353	37,671	59,970	22,543	119,402	445,939	(852)	445,087
General and administrative	42,000	14,557	8,067	88,879	17,472	170,975	327	171,302
Acquisition and investment pursuit costs	893	250	(60)	101	—	1,184	—	1,184
Costs of rental operations	1,769	—	92,190	17,708	—	111,667	—	111,667
Depreciation and amortization	1,243	402	65,833	15,523	—	83,001	—	83,001
Credit loss (reversal) provision, net	(3,560)	11,895	—	—	—	8,335	—	8,335
Other expense	31	—	583	94	—	708	—	708
Total costs and expenses	249,677	64,775	226,583	144,055	304,468	989,558	(501)	989,057
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	—	162,333	162,333
Change in fair value of servicing rights	—	—	—	4,319	—	4,319	(741)	3,578
Change in fair value of investment securities, net	(8,277)	—	—	28,221	—	19,944	(20,331)	(387)
Change in fair value of mortgage loans, net	13,836	—	—	55,214	—	69,050	—	69,050
Income from affordable housing fund investments	—	—	6,425	—	—	6,425	—	6,425
Earnings (loss) from unconsolidated entities	6,984	1,160	—	815	—	8,959	(207)	8,752
Gain on sale of investments and other assets, net	16,584	189	—	22,211	—	38,984	—	38,984
Gain (loss) on derivative financial instruments, net	73,209	1,253	10,155	8,288	(10,542)	82,363	—	82,363
Foreign currency loss, net	(36,045)	(183)	—	(64)	—	(36,292)	—	(36,292)
Loss on extinguishment of debt	(289)	(1,264)	(5,281)	(113)	(481)	(7,428)	—	(7,428)
Other (loss) income, net	(7,407)	23	—	70	—	(7,314)	—	(7,314)
Total other income (loss)	58,595	1,178	11,299	118,961	(11,023)	179,010	141,054	320,064
Income (loss) before income taxes	588,239	23,943	19,754	185,091	(315,491)	501,536	(441)	501,095
Income tax (provision) benefit	(1,201)	306	—	(7,775)	1	(8,669)	—	(8,669)
Net income (loss)	587,038	24,249	19,754	177,316	(315,490)	492,867	(441)	492,426
Net (income) loss attributable to non-controlling interests	(14)	—	(20,121)	(24,993)	—	(45,128)	441	(44,687)
Net income (loss) attributable to Starwood Property Trust, Inc.	$587,024	$24,249	$(367)	$152,323	$(315,490)	$447,739	$—	$447,739

The table below presents our consolidated balance sheet as of December 31, 2023 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Assets:
Cash and cash equivalents	$8,823	$56,300	$19,957	$22,011	$87,569	$194,660	$—	$194,660
Restricted cash	23,902	28,693	1,016	5,175	58,526	117,312	—	117,312
Loans held-for-investment, net	15,069,389	2,495,660	—	9,200	—	17,574,249	—	17,574,249
Loans held-for-sale	2,604,594	—	—	41,043	—	2,645,637	—	2,645,637
Investment securities	1,147,829	19,042	—	1,147,550	—	2,314,421	(1,578,859)	735,562
Properties, net	431,155	—	555,455	59,774	—	1,046,384	—	1,046,384
Properties held-for-sale	—	—	290,937	—	—	290,937	—	290,937
Investments of consolidated affordable housing fund	—	—	2,012,833	—	—	2,012,833	—	2,012,833
Investments in unconsolidated entities	19,151	52,691	—	33,134	—	104,976	(14,600)	90,376
Goodwill	—	119,409	—	140,437	—	259,846	—	259,846
Intangible assets	13,415	—	25,432	63,985	—	102,832	(37,865)	64,967
Derivative assets	55,559	84	5,638	2,156	—	63,437	—	63,437
Accrued interest receivable	180,441	12,485	1,502	1,369	5,070	200,867	—	200,867
Other assets	301,436	3,486	50,459	15,828	49,564	420,773	—	420,773
VIE assets, at fair value	—	—	—	—	—	—	43,786,356	43,786,356
Total Assets	$19,855,694	$2,787,850	$2,963,229	$1,541,662	$200,729	$27,349,164	$42,155,032	$69,504,196
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$106,236	$45,232	$12,225	$44,452	$85,297	$293,442	$—	$293,442
Related-party payable	—	—	—	—	44,816	44,816	—	44,816
Dividends payable	—	—	—	—	152,888	152,888	—	152,888
Derivative liabilities	54,066	—	—	—	48,401	102,467	—	102,467
Secured financing agreements, net	10,368,668	1,088,965	598,350	495,857	1,336,913	13,888,753	(20,757)	13,867,996
Collateralized loan obligations and single asset securitization, net	2,674,938	816,354	—	—	—	3,491,292	—	3,491,292
Unsecured senior notes, net	—	—	—	—	2,158,888	2,158,888	—	2,158,888
Debt related to properties held-for-sale	—	—	193,691	—	—	193,691	—	193,691
VIE liabilities, at fair value	—	—	—	—	—	—	42,175,734	42,175,734
Total Liabilities	13,203,908	1,950,551	804,266	540,309	3,827,203	20,326,237	42,154,977	62,481,214
Temporary Equity: Redeemable non-controlling interests	—	—	414,348	—	—	414,348	—	414,348
Permanent Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Common stock	—	—	—	—	3,208	3,208	—	3,208
Additional paid-in capital	1,121,413	664,621	(437,169)	(705,176)	5,220,981	5,864,670	—	5,864,670
Treasury stock	—	—	—	—	(138,022)	(138,022)	—	(138,022)
Retained earnings (accumulated deficit)	5,514,906	172,678	1,974,539	1,556,399	(8,712,641)	505,881	—	505,881
Accumulated other comprehensive income	15,352	—	—	—	—	15,352	—	15,352
Total Starwood Property Trust, Inc. Stockholders’ Equity	6,651,671	837,299	1,537,370	851,223	(3,626,474)	6,251,089	—	6,251,089
Non-controlling interests in consolidated subsidiaries	115	—	207,245	150,130	—	357,490	55	357,545
Total Permanent Equity	6,651,786	837,299	1,744,615	1,001,353	(3,626,474)	6,608,579	55	6,608,634
Total Liabilities and Equity	$19,855,694	$2,787,850	$2,963,229	$1,541,662	$200,729	$27,349,164	$42,155,032	$69,504,196

The table below presents our consolidated balance sheet as of December 31, 2022 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Assets:
Cash and cash equivalents	$68,593	$31,153	$31,194	$39,023	$91,098	$261,061	$—	$261,061
Restricted cash	18,556	31,133	981	5,259	65,143	121,072	—	121,072
Loans held-for-investment, net	16,038,930	2,352,932	—	9,577	—	18,401,439	—	18,401,439
Loans held-for-sale	2,763,458	—	—	21,136	—	2,784,594	—	2,784,594
Investment securities	1,250,893	66,204	—	1,165,628	—	2,482,725	(1,666,921)	815,804
Properties, net	463,492	—	864,778	121,716	—	1,449,986	—	1,449,986
Investments of consolidated affordable housing fund	—	—	1,761,002	—	—	1,761,002	—	1,761,002
Investments in unconsolidated entities	25,326	47,078	—	33,030	—	105,434	(13,542)	91,892
Goodwill	—	119,409	—	140,437	—	259,846	—	259,846
Intangible assets	11,908	—	29,613	66,310	—	107,831	(39,058)	68,773
Derivative assets	101,082	122	1,803	5,614	—	108,621	—	108,621
Accrued interest receivable	151,852	9,856	863	1,105	5,120	168,796	(275)	168,521
Other assets	170,177	3,614	54,313	12,929	56,444	297,477	—	297,477
VIE assets, at fair value	—	—	—	—	—	—	52,453,041	52,453,041
Total Assets	$21,064,267	$2,661,501	$2,744,547	$1,621,764	$217,805	$28,309,884	$50,733,245	$79,043,129
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$146,897	$20,656	$11,716	$46,377	$73,353	$298,999	$—	$298,999
Related-party payable	—	—	—	—	41,186	41,186	—	41,186
Dividends payable	—	—	—	—	151,511	151,511	—	151,511
Derivative liabilities	21,523	105	—	—	69,776	91,404	—	91,404
Secured financing agreements, net	10,804,970	1,042,679	789,719	543,256	1,342,074	14,522,698	(21,166)	14,501,532
Collateralized loan obligations and single asset securitization, net	2,862,211	814,013	—	—	—	3,676,224	—	3,676,224
Unsecured senior notes, net	—	—	—	—	2,329,211	2,329,211	—	2,329,211
VIE liabilities, at fair value	—	—	—	—	—	—	50,754,355	50,754,355
Total Liabilities	13,835,601	1,877,453	801,435	589,633	4,007,111	21,111,233	50,733,189	71,844,422
Temporary Equity: Redeemable non-controlling interests	—	—	362,790	—	—	362,790	—	362,790
Permanent Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Common stock	—	—	—	—	3,181	3,181	—	3,181
Additional paid-in capital	2,124,496	683,258	(405,955)	(646,662)	4,051,950	5,807,087	—	5,807,087
Treasury stock	—	—	—	—	(138,022)	(138,022)	—	(138,022)
Retained earnings (accumulated deficit)	5,083,100	100,790	1,777,643	1,514,119	(7,706,415)	769,237	—	769,237
Accumulated other comprehensive income	20,955	—	—	—	—	20,955	—	20,955
Total Starwood Property Trust, Inc. Stockholders’ Equity	7,228,551	784,048	1,371,688	867,457	(3,789,306)	6,462,438	—	6,462,438
Non-controlling interests in consolidated subsidiaries	115	—	208,634	164,674	—	373,423	56	373,479
Total Permanent Equity	7,228,666	784,048	1,580,322	1,032,131	(3,789,306)	6,835,861	56	6,835,917
Total Liabilities and Equity	$21,064,267	$2,661,501	$2,744,547	$1,621,764	$217,805	$28,309,884	$50,733,245	$79,043,129

Revenues generated from foreign sources were $455.6 million, $275.3 million and $177.8 million for the years ended December 31, 2023, 2022 and 2021, respectively. The majority of our revenues generated from foreign sources are derived from the United Kingdom and Australia. Refer to Schedules III and IV for a detailed listing of the properties and loans held by the Company, including their respective geographic locations.

Starwood Property Trust, Inc. and Subsidiaries
Schedule III—Real Estate and Accumulated Depreciation
December 31, 2023
(Dollars in thousands)

				Costs
		Initial Cost		Capitalized	Gross Amounts Carried at
Property Type /		to Company		Subsequent to	December 31, 2023				Accumulated	Acquisition
Geographic Location	Encumbrances	Land	Property	Acquisition(1)	Land	Property	Total		Depreciation(3)	Date
Aggregated Properties
Hotel - U.S., Midwest (1 property)	$—	$—	$5,565	$1,812	$—	$7,377	$7,377		$(4,732)	Feb-18
Industrial - U.S., South East (1 property)	—	813	—	—	813	—	813		—	Mar-19
Medical office - U.S., Midwest (7 properties)	78,048	2,764	97,797	10,209	2,764	108,006	110,770		(21,885)	Dec-16
Medical office - U.S., North East (7 properties)	191,661	11,283	176,996	249	11,283	177,245	188,528		(37,744)	Dec-16
Medical office - U.S., South East (6 properties)	107,252	7,930	117,678	2,102	7,930	119,780	127,710		(26,506)	Dec-16
Medical office - U.S., South West (8 properties)	125,345	15,921	126,842	4,179	15,921	131,021	146,942		(30,121)	Dec-16
Medical office - U.S., West (6 properties)	97,694	13,415	107,845	3,832	13,415	111,677	125,092		(27,332)	Dec-16
Mixed Use - U.S., West (1 property)	8,667	1,003	14,323	1,472	1,003	15,795	16,798		(3,618)	Feb-16
Multifamily - U.S., West (1 property)	30,503	12,402	48,454	—	12,402	48,454	60,856		(77)	Dec-23
Office - U.S., North East (1 property)	18,255	7,250	10,614	8,807	7,250	19,421	26,671		(7,601)	May-18
Office - U.S., South West (1 property)	87,750	32,867	79,661	—	23,177	59,281	82,458		(7,369)	May-22
Office - U.S., West (2 properties)	116,637	65,363	183,731	8,643	40,045	122,858	162,903		(7,049)	Oct-17 to Dec-22
Residential - U.S., North East (1 property)	—	—	93,547	14,703	—	108,251	108,251		—	Oct-20 to Apr-21
Retail - U.S., Midwest (8 properties)	78,745	27,307	143,251	1,450	27,307	144,701	172,008		(25,928)	Nov-15 to May-23
Retail - U.S., South East (4 properties)	42,200	19,995	59,949	—	19,995	59,949	79,944		(11,076)	Sep-17
Retail - U.S., South West (5 properties)	62,186	33,272	64,461	220	33,272	64,681	97,953		(14,190)	Sep-15 to Sep-17
Retail - U.S., West (2 properties)	33,000	18,633	36,794	—	18,633	36,794	55,427		(7,952)	Sep-17
	$1,077,943	$270,218	$1,367,508	$57,678	$235,210	$1,335,291	$1,570,501	(2)	$(233,180)
__________________________________________
Notes to Schedule III:

(1)No material costs subsequent to acquisition were capitalized to land.

(2)The aggregate cost for federal income tax purposes is $1.8 billion.

(3)Depreciation is computed based upon estimated useful lives as described in Note 7 to the Consolidated Financial Statements.

The following schedule presents our real estate activity during the years ended December 31, 2023, 2022 and 2021 (in thousands):

	2023	2022	2021
Beginning balance, January 1	$1,659,495	$1,347,844	$2,573,296
Additions during the year:
Acquisitions through foreclosure and other transfers	97,585	357,360	28,843
Improvements	22,669	20,931	24,390
Total additions	120,254	378,291	53,233
Deductions during the year:
Costs of real estate sold	(84,309)	(66,578)	(55,945)
Reclassification of multifamily properties (1)	—	—	(1,222,740)
Impairments	(124,902)	—	—
Other	(37)	(62)	—
Total deductions	(209,248)	(66,640)	(1,278,685)
Ending balance, December 31	$1,570,501	$1,659,495	$1,347,844

The following schedule presents activity within accumulated depreciation during the years ended December 31, 2023, 2022 and 2021 (in thousands):

	2023	2022	2021
Beginning balance, January 1	$209,509	$181,457	$302,143
Depreciation expense	40,858	40,006	72,299
Reclassification of multifamily properties (1)	—	—	(186,716)
Disposition/write-offs	(17,187)	(11,954)	(6,269)
Ending balance, December 31	$233,180	$209,509	$181,457
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

Starwood Property Trust, Inc. and Subsidiaries
Schedule IV—Mortgage Loans on Real Estate
December 31, 2023
(Dollars in thousands)

							Principal
							Amount of
	Prior	Face	Carrying		Payment	Maturity	Delinquent
Description/Location	Liens (1)	Amount (1)	Amount	Interest Rate (2)	Terms (1)	Date (3)	Loans
Individually Significant Mortgage Loans
Other, Various, Australia (1 mortgage)	None	937,737	928,362	3BBSY+4.75%	I/O	6/24/2029	—
Aggregated First Mortgages: (4)
Hotel, International, Floating (2 mortgages)	N/A	N/A	99,143	3EUR+4.50%	N/A	2026	—
Hotel, International, Floating (4 mortgages)	N/A	N/A	74,513	SARON+4.75%	N/A	2027	—
Hotel, International, Floating (5 mortgages)	N/A	N/A	61,350	SOFR+3.10% to 9.10%	N/A	2024	—
Hotel, Mid Atlantic, Floating (5 mortgages)	N/A	N/A	106,245	SOFR+2.10% to 6.90%	N/A	2024	—
Hotel, Midwest, Floating (4 mortgages)	N/A	N/A	53,415	SOFR+2.35% to 8.73%	N/A	2025	—
Hotel, North East, Floating (9 mortgages)	N/A	N/A	310,952	SOFR+2.50% to 10.10%	N/A	2025-2026	—
Hotel, South East, Floating (20 mortgages)	N/A	N/A	148,248	SOFR+2.50% to 13.37%	N/A	2025-2026	—
Hotel, South West, Floating (8 mortgages)	N/A	N/A	97,486	SOFR+2.10% to 5.85%	N/A	2026	—
Hotel, Various, Floating (18 mortgages)	N/A	N/A	579,533	SOFR+3.86% to 10.25%	N/A	2026-2027	—
Hotel, West, Floating (12 mortgages)	N/A	N/A	86,464	SOFR+2.60% to 8.35%	N/A	2024	—
Hotel, West, Floating (2 mortgages)	N/A	N/A	37,763	P+(0.56)% to 6.44%	N/A	2022	37,763
Industrial, International, Floating (4 mortgages)	N/A	N/A	149,150	3BBSY+3.10% to 3.55%	N/A	2028	—
Industrial, International, Floating (9 mortgages)	N/A	N/A	414,525	3EUR+2.25% to 11.00%	N/A	2025-2026	—
Industrial, International, Floating (2 mortgages)	N/A	N/A	83,935	SONIA ON+2.27% to 4.50%	N/A	2024	—
Industrial, North East, Floating (13 mortgages)	N/A	N/A	428,397	SOFR+3.22% to 8.06%	N/A	2026-2027	—
Industrial, South East, Fixed (4 mortgages)	N/A	N/A	31,128	8.18%	N/A	2024	—
Industrial, West, Floating (6 mortgages)	N/A	N/A	129,521	SOFR+1.85% to 7.60%	N/A	2026-2027	—
Mixed Use, International, Floating (2 mortgages)	N/A	N/A	89,017	3EUR+4.65%	N/A	2027	—
Mixed Use, International, Floating (1 mortgage)	N/A	N/A	446,578	SONIA ON+5.40%	N/A	2028	—
Mixed Use, Mid Atlantic, Floating (1 mortgage)	N/A	N/A	215,383	SOFR+3.26%	N/A	2025	—
Mixed Use, South East, Floating (14 mortgages)	N/A	N/A	151,452	SOFR+2.18% to 8.70%	N/A	2028	—
Mixed Use, South West, Floating (6 mortgages)	N/A	N/A	238,840	SOFR+4.60%	N/A	2026	—
Multi-family, International, Floating (1 mortgage)	N/A	N/A	52,060	1BBSY+3.75%	N/A	2025	—
Multi-family, International, Floating (1 mortgage)	N/A	N/A	158,305	3BBSY+3.95%	N/A	2025	—
Multi-family, International, Floating (8 mortgages)	N/A	N/A	767,344	SONIA ON+2.76% to 4.07%	N/A	2025-2028	—
Multi-family, Mid Atlantic, Floating (16 mortgages)	N/A	N/A	382,131	SOFR+1.85% to 9.00%	N/A	2026-2027	—
Multi-family, Midwest, Floating (4 mortgages)	N/A	N/A	76,626	SOFR+2.85% to 9.85%	N/A	2026	—
Multi-family, North East, Floating (27 mortgages)	N/A	N/A	789,236	SOFR+2.25% to 10.85%	N/A	2025-2028	—
Multi-family, South East, Floating (51 mortgages)	N/A	N/A	1,352,286	SOFR+1.75% to 16.50%	N/A	2026-2027	—
Multi-family, South West, Floating (102 mortgages)	N/A	N/A	1,669,342	SOFR+1.75% to 16.50%	N/A	2024-2027	—
Multi-family, West, Floating (19 mortgages)	N/A	N/A	565,695	SOFR+2.60% to 8.85%	N/A	2025-2027	—
Office, International, Floating (3 mortgages)	N/A	N/A	240,082	3EUR+2.74% to 7.50%	N/A	2025-2028	—
Office, International, Floating (1 mortgage)	N/A	N/A	80,089	EUR+6.00%	N/A	2024	—
Office, International, Floating (6 mortgages)	N/A	N/A	467,828	SONIA ON+3.55% to 4.37%	N/A	2024-2027	—
Office, Mid Atlantic, Floating (33 mortgages)	N/A	N/A	550,892	SOFR+2.35% to 7.35%	N/A	2024-2027	—
Office, Mid Atlantic, Floating (14 mortgages)	N/A	N/A	246,657	P+0.19% to 0.93%	N/A	2023-2024	122,310
Office, Midwest, Floating (17 mortgages)	N/A	N/A	144,834	SOFR+1.85% to 9.85%	N/A	2024-2025	—
Office, North East, Fixed (8 mortgages)	N/A	N/A	95,527	6.00%	N/A	2026	—
Office, North East, Floating (26 mortgages)	N/A	N/A	459,933	SOFR+2.70% to 8.70%	N/A	2024-2027	—
Office, South East, Fixed (2 mortgages)	N/A	N/A	47,835	5.00% to 12.00%	N/A	2024	—
Office, South East, Floating (16 mortgages)	N/A	N/A	326,372	SOFR+1.75% to 10.50%	N/A	2026	—
Office, South West, Floating (26 mortgages)	N/A	N/A	454,815	SOFR+2.10% to 8.35%	N/A	2023-2026	252,000	(5)
Office, West, Floating (32 mortgages)	N/A	N/A	314,862	SOFR+2.10% to 6.10%	N/A	2024-2025	—
Other, International, Floating (2 mortgages)	N/A	N/A	275,698	SONIA ON+4.40% to 8.05%	N/A	2028	—
Other, Midwest, Floating (2 mortgages)	N/A	N/A	29,702	SOFR+5.00% to 12.50%	N/A	2029	—
Other, North East, Fixed (1 mortgage)	N/A	N/A	9,200	4.09%	N/A	2026	9,200
Other, South West, Fixed (1 mortgage)	N/A	N/A	20,000	7.00%	N/A	2028	—
Residential, North East, Floating (3 mortgages)	N/A	N/A	194,269	SOFR+4.10%	N/A	2027	—
Residential, South East, Floating (4 mortgages)	N/A	N/A	16,213	SOFR+5.80%	N/A	2026	—
Residential, West, Floating (2 mortgages)	N/A	N/A	18,582	SOFR+3.87%	N/A	2026	—

							Principal
							Amount of
	Prior	Face	Carrying		Payment	Maturity	Delinquent
Description/Location	Liens (1)	Amount (1)	Amount	Interest Rate (2)	Terms (1)	Date (3)	Loans
Retail, North East, Floating (2 mortgages )	N/A	N/A	185,386	SOFR+9.00%	N/A	2026	—
Loans Held-for-Sale, Various, Fixed	N/A	N/A	2,645,637	2.80% to 9.90%	N/A	2028-2062	68,688
Aggregated Subordinated and Mezzanine Loans: (4)
Hotel, South East, Floating (1 mortgage)	N/A	N/A	38,563	SOFR+9.47%	N/A	2026	—
Hotel, West, Floating (2 mortgages)	N/A	N/A	19,179	SOFR+11.08%	N/A	2026	—
Industrial, South East, Fixed (1 mortgage)	N/A	N/A	3,967	8.18%	N/A	2024	—
Industrial, South East, Floating (2 mortgages)	N/A	N/A	9,214	SOFR+9.43%	N/A	2025	—
Industrial, South West, Floating (2 mortgages)	N/A	N/A	17,660	SOFR+10.15%	N/A	2027	—
Industrial, West, Floating (2 mortgages)	N/A	N/A	12,185	SOFR+11.40%	N/A	2024	—
Multi-family, North East, Floating (3 mortgages)	N/A	N/A	75,168	SOFR+3.35% to 13.75%	N/A	2025-2026	—
Office, International, Floating (5 mortgages)	N/A	N/A	36,784	3EUR+7.00% to 8.95%	N/A	2024-2025	—
Office, West, Floating (2 mortgages)	N/A	N/A	81,549	SOFR+6.34%	N/A	2026	—
Retail, Midwest, Fixed (1 mortgage)	N/A	N/A	4,925	7.16%	N/A	2024	4,925
Residential, North East, Floating (2 mortgages)	N/A	N/A	9,988	SOFR+7.75%	N/A	2028	—
Residential, West, Fixed (1 mortgage)	N/A	N/A	40,525	9.00%	N/A	2028	—
Loan Loss Allowance	—	—	(298,775)				—
Prepaid Loan Costs, Net	—	—	3,445				—
			$17,653,215	(6)			$494,886
__________________________________________
Notes to Schedule IV:

(1)Disclosure of prior liens, face amount and payment terms are only required for individually significant mortgage loans. I/O = interest only until maturity.

(2)EUR = one month EURO LIBOR rate, 3EUR = three month EURO LIBOR rate, SOFR = one month SOFR rate, 1BBSY = one month BBSY rate, 3BBSY = three month BBSY rate, SARON = SARON overnight rate, SONIA ON = SONIA overnight rate, P = Prime rate.

(3)Based on fully extended maturity date.
(4)First mortgages include first mortgage loans and any contiguous mezzanine loan components because as a whole, the expected credit quality of these loans is more similar to that of a first mortgage loan.
(5)Subsequent to December 31, 2023, this loan was brought current and is no longer delinquent.
(6)The aggregate cost for federal income tax purposes is $18.0 billion.

The following schedule presents activity within our Commercial and Residential Lending Segment and Investing and Servicing Segment loan portfolios during the years ended December 31, 2023, 2022 and 2021 (amounts in thousands):

	For the year ended December 31,
	2023	2022	2021
Balance at January 1	$18,774,708	$16,368,799	$10,584,400
Acquisitions/originations/additional funding	2,441,608	9,474,999	13,173,459
Capitalized interest	124,214	122,711	118,273
Basis of loans sold	(866,104)	(4,226,727)	(4,139,166)
Loan maturities/principal repayments	(2,763,682)	(1,962,657)	(3,709,444)
Discount accretion/premium amortization	52,601	52,334	51,816
Changes in fair value	62,702	(346,222)	69,050
Foreign currency translation, net	152,869	(304,051)	(71,419)
Credit loss (provision) reversal, net	(222,266)	(42,201)	7,947
Loan foreclosure, equity control and conversion to equity interest	(102,774)	(273,929)	(36,308)
Transfer to/from other asset classifications or between segments	(661)	(88,348)	320,191
Balance at December 31	$17,653,215	$18,774,708	$16,368,799
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
As of December 31, 2023, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, our management has concluded that our internal control over financial reporting as of December 31, 2023 is effective.
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
The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included in this Form 10-K, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2023.
Changes in Internal Control Over Financial Reporting. No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
(a) None.
(b) During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection.
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Information required by this Item with respect to members of our board of directors and with respect to our Audit Committee will be contained in the Proxy Statement for the 2024 Annual Meeting of Shareholders (“2024 Proxy Statement”) under the captions “Election of Directors” and “Board and Committee Meetings—Audit Committee” and is incorporated herein by this reference. Information required by this Item with respect to our executive officers will be contained in the 2024 Proxy Statement under the caption “Our Executive Officers,” and is incorporated herein by this reference.
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

Item 11. Executive Compensation.
Information required by this Item will be contained in the 2024 Proxy Statement under the captions “Executive Compensation” and “Non-Employee Director Compensation” and is incorporated herein by this reference, provided that the Compensation Committee Report shall not be deemed to be “filed” with this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required by this Item will be contained in the 2024 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners, Directors and Management” and “Executive Compensation – Equity Compensation Plan Information” and is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information required by this Item will be contained in the 2024 Proxy Statement under the captions “Certain Relationships and Related Transactions” and “How Directors are Selected, Elected and Evaluated—Determination of Director Independence” and is incorporated herein by this reference.

Item 14. Principal Accountant Fees and Services.
Information required by this Item will be contained in the 2024 Proxy Statement under the captions “Independent Registered Public Accounting Firm” and “Independent Registered Public Accounting Firm – Pre-Approval Policies for Services of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

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

4.4	Form of 4.375% Convertible Senior Notes due 2023 (Incorporated by reference as Exhibit A to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed March 29, 2017)
4.5	Form of 6.750% Convertible Senior Notes due 2027 (Incorporated by reference as Exhibit A to Exhibit 4.2 of the Company's Current Report on Form 8-K filed July 3, 2023)
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

Exhibit No.	Description
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

4.11
Indenture, dated as of December 15, 2021, between Starwood Property Trust, Inc. and The Bank of New York Mellon, as trustee (including the form of Starwood Property Trust, Inc.’s 3.750% Senior Notes due 2024) (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed December 15, 2021)

4.12
Indenture, dated as of January 25, 2022, between Starwood Property Trust, Inc. and The Bank of New York Mellon, as trustee (including the form of Starwood Property Trust, Inc.’s 4.375% Senior Notes due 2027) (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed January 25, 2022)

4.13
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

10.10	Starwood Property Trust, Inc. Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed August 4, 2022)*
10.11	Starwood Property Trust, Inc. 2017 Manager Equity Plan (Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed March 31, 2017)*
10.12
Restricted Stock Unit Award Agreement (Starwood Property Trust, Inc. 2017 Manager Equity Plan) (Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q filed November 8, 2019)*

10.13	Starwood Property Trust, Inc. 2022 Manager Equity Plan (Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q filed May 4, 2022)
10.14
Restricted Stock Unit Award Agreement (Starwood Property Trust, Inc. 2022 Manager Equity Plan) (Incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K filed March 1, 2023)*

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
10.19
Form of Restricted Stock Award Agreement for Independent Directors (Starwood Property Trust, Inc. 2022 Equity Plan) (Incorporated by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-K filed March 1, 2023)*

10.20	Form of Restricted Stock Award Agreement (Starwood Property Trust, Inc. 2022 Equity Plan) (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed May 4, 2023)*
10.21	Form of Indemnification Agreement for Directors and Officers (Incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K filed February 25, 2016)*
10.22
Tax Protection Agreement, dated as of December 28, 2017, among SPT Dolphin Intermediate LLC, SPT Dolphin Parent LLC and the persons listed on Annex A thereto (Incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K filed February 28, 2018)

21.1	Subsidiaries of the Registrant

Exhibit No.	Description
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation (Starwood Property Trust, Inc. Policy on Recoupment of Incentive Compensation)
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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
Date: February 22, 2024
	By:	/s/ BARRY S. STERNLICHT
Barry S. Sternlicht Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 22, 2024	By:	/s/ BARRY S. STERNLICHT
Barry S. Sternlicht Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: February 22, 2024	By:	/s/ RINA PANIRY
Rina Paniry Chief Financial Officer, Treasurer, Chief Accounting Officer and Principal Financial Officer

Date: February 22, 2024	By:	/s/ RICHARD D. BRONSON
Richard D. Bronson Director

Date: February 22, 2024	By:	/s/ JEFFREY G. DISHNER
Jeffrey G. Dishner Director

Date: February 22, 2024	By:	/s/ CAMILLE J. DOUGLAS
Camille J. Douglas Director

Date: February 22, 2024	By:	/s/ DEBORAH L. HARMON
Deborah L. Harmon Director

Date: February 22, 2024	By:	/s/ SOLOMON J. KUMIN
Solomon J. Kumin Director

Date: February 22, 2024	By:	/s/ FRED PERPALL
Fred Perpall Director

Date: February 22, 2024	By:	/s/ FRED S. RIDLEY
Fred S. Ridley Director

Date: February 22, 2024	By:	/s/ STRAUSS ZELNICK
Strauss Zelnick Director