Form 10-Q
period 2024-03-31
STARWOOD PROPERTY TRUST, INC.
filed 2024-05-08
CIK 1465128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of May 3, 2024 was 315,962,445.

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
These forward-looking statements are based largely on our current beliefs, assumptions and expectations of our future performance taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or within our control, and which could materially affect actual results, performance or achievements. Factors that may cause actual results to vary from our forward-looking statements include, but are not limited to:
•factors described in our Annual Report on Form 10-K for the year ended December 31, 2023 and this Quarterly Report on Form 10-Q, including those set forth under the captions “Risk Factors”, “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited, amounts in thousands, except share data)

	As of March 31,	As of December 31,
	2024	2023
Assets:
Cash and cash equivalents	$327,363	$194,660
Restricted cash	125,341	117,312
Loans held-for-investment, net of credit loss allowances of $331,646 and $309,039	16,606,862	17,574,249
Loans held-for-sale ($2,642,219 and $2,645,637 held at fair value)	2,689,368	2,645,637
Investment securities, net of credit loss allowances of $17,589 and $13,143 ($127,070 and $129,308 held at fair value)	716,073	735,562
Properties, net	1,044,565	1,046,384
Properties held-for-sale	—	290,937
Investments of consolidated affordable housing fund, at fair value	2,008,937	2,012,833
Investments in unconsolidated entities	96,927	90,376
Goodwill	259,846	259,846
Intangible assets ($19,612 and $19,384 held at fair value)	63,267	64,967
Derivative assets	82,916	63,437
Accrued interest receivable	194,498	200,867
Other assets	319,853	420,773
Variable interest entity (“VIE”) assets, at fair value	41,633,853	43,786,356
Total Assets	$66,169,669	$69,504,196
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$259,998	$293,442
Related-party payable	44,226	44,816
Dividends payable	153,174	152,888
Derivative liabilities	74,647	102,467
Secured financing agreements, net	12,556,487	13,867,996
Collateralized loan obligations and single asset securitization, net	3,223,867	3,491,292
Unsecured senior notes, net	2,751,666	2,158,888
Debt related to properties held for sale	—	193,691
VIE liabilities, at fair value	40,065,423	42,175,734
Total Liabilities	59,129,488	62,481,214
Commitments and contingencies (Note 22)
Temporary Equity: Redeemable non-controlling interests	415,485	414,348
Permanent Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Preferred stock, $0.01 per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 per share, 500,000,000 shares authorized, 323,405,456 issued and 315,956,765 outstanding as of March 31, 2024 and 320,814,765 issued and 313,366,074 outstanding as of December 31, 2023	3,234	3,208
Additional paid-in capital	5,885,852	5,864,670
Treasury stock (7,448,691 shares)	(138,022)	(138,022)
Retained earnings	507,622	505,881
Accumulated other comprehensive income	14,061	15,352
Total Starwood Property Trust, Inc. Stockholders’ Equity	6,272,747	6,251,089
Non-controlling interests in consolidated subsidiaries	351,949	357,545
Total Permanent Equity	6,624,696	6,608,634
Total Liabilities and Equity	$66,169,669	$69,504,196
________________________________________________________
Note: In addition to the VIE assets and liabilities which are separately presented, our condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023 include assets of $4.0 billion and $4.3 billion, respectively, and liabilities of $3.2 billion and $3.5 billion, respectively, related to consolidated collateralized loan obligations (“CLOs”) and a single asset securitization (“SASB”), which are considered to be VIEs. The CLOs’ and SASB’s assets can only be used to settle obligations of the CLOs and SASB, and the CLOs’ and SASB’s liabilities do not have recourse to Starwood Property Trust, Inc. Refer to Note 15 for additional discussion of VIEs.

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited, amounts in thousands, except per share data)

	For the Three Months Ended March 31,
	2024	2023
Revenues:
Interest income from loans	$463,492	$430,908
Interest income from investment securities	18,206	18,637
Servicing fees	9,689	7,256
Rental income	28,847	32,289
Other revenues	2,854	1,324
Total revenues	523,088	490,414
Costs and expenses:
Management fees	46,014	39,540
Interest expense	355,956	335,301
General and administrative	50,663	42,108
Costs of rental operations	10,344	11,666
Depreciation and amortization	9,818	12,416
Credit loss provision, net	35,839	43,194
Other expense	674	1,117
Total costs and expenses	509,308	485,342
Other income (loss):
Change in net assets related to consolidated VIEs	10,086	41,138
Change in fair value of servicing rights	228	304
Change in fair value of investment securities, net	915	82
Change in fair value of mortgage loans, net	(29,013)	8,901
Income from affordable housing fund investments	9,448	12,965
Earnings from unconsolidated entities	7,675	2,725
Gain on sale of investments and other assets, net	91,962	190
Gain (loss) on derivative financial instruments, net	101,939	(32,828)
Foreign currency (loss) gain, net	(41,870)	15,019
Loss on extinguishment of debt	(1,454)	(61)
Other loss, net	(2,630)	(2,541)
Total other income	147,286	45,894
Income before income taxes	161,066	50,966
Income tax (provision) benefit	(1,206)	8,795
Net income	159,860	59,761
Net income attributable to non-controlling interests	(5,528)	(7,787)
Net income attributable to Starwood Property Trust, Inc.	$154,332	$51,974

Earnings per share data attributable to Starwood Property Trust, Inc.:
Basic	$0.49	$0.16
Diluted	$0.48	$0.16
See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited, amounts in thousands)

	For the Three Months Ended March 31,
	2024	2023
Net income	$159,860	$59,761
Other comprehensive income (loss) (net change by component):
Available-for-sale securities	(1,291)	(1,104)
Other comprehensive loss	(1,291)	(1,104)
Comprehensive income	158,569	58,657
Less: Comprehensive income attributable to non-controlling interests	(5,528)	(7,787)
Comprehensive income attributable to Starwood Property Trust, Inc.	$153,041	$50,870
See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity
For the Three Months Ended March 31, 2024 and 2023
(Unaudited, amounts in thousands, except share data)

	Temporary Equity	Common stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Starwood Property Trust, Inc. Stockholders’ Equity	Non- Controlling Interests	Total Permanent Equity
		Shares	Par Value		Shares	Amount
Balance, December 31, 2023	$414,348	320,814,765	$3,208	$5,864,670	7,448,691	$(138,022)	$505,881	$15,352	$6,251,089	$357,545	$6,608,634
Proceeds from DRIP Plan	—	13,034	—	266	—	—	—	—	266	—	266
Proceeds from employee stock purchase plan	—	66,315	1	1,133	—	—	—	—	1,134	—	1,134
Share-based compensation	—	2,015,172	20	10,026	—	—	—	—	10,046	—	10,046
Manager fees paid in stock	—	496,170	5	9,757	—	—	—	—	9,762	—	9,762
Net income	1,565	—	—	—	—	—	154,332	—	154,332	3,963	158,295
Dividends declared, $0.48 per share	—	—	—	—	—	—	(152,591)	—	(152,591)	—	(152,591)
Other comprehensive loss, net	—	—	—	—	—	—	—	(1,291)	(1,291)	—	(1,291)
Distributions to non-controlling interests	(428)	—	—	—	—	—	—	—	—	(9,559)	(9,559)
Balance, March 31, 2024	$415,485	323,405,456	$3,234	$5,885,852	7,448,691	$(138,022)	$507,622	$14,061	$6,272,747	$351,949	$6,624,696

Balance, December 31, 2022	$362,790	318,123,861	$3,181	$5,807,087	7,448,691	$(138,022)	$769,237	$20,955	$6,462,438	$373,479	$6,835,917
Proceeds from DRIP Plan	—	15,657	—	299	—	—	—	—	299	—	299
Proceeds from employee stock purchase plan	—	65,026	1	969	—	—	—	—	970	—	970
Share-based compensation	—	1,091,789	11	10,925	—	—	—	—	10,936	—	10,936
Manager fees paid in stock	—	373,204	4	7,229	—	—	—	—	7,233	—	7,233
Net income	2,287	—	—	—	—	—	51,974	—	51,974	5,500	57,474
Dividends declared, $0.48 per share	—	—	—	—	—	—	(150,521)	—	(150,521)	—	(150,521)
Other comprehensive loss, net	—	—	—	—	—	—	—	(1,104)	(1,104)	—	(1,104)
Distributions to non-controlling interests	(659)	—	—	—	—	—	—	—	—	(8,731)	(8,731)
Balance, March 31, 2023	$364,418	319,669,537	$3,197	$5,826,509	7,448,691	$(138,022)	$670,690	$19,851	$6,382,225	$370,248	$6,752,473
See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited, amounts in thousands)

	For the Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net income	$159,860	$59,761
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of deferred financing costs, premiums and discounts on secured borrowings	12,490	13,205
Amortization of discounts and deferred financing costs on unsecured senior notes	2,300	2,234
Accretion of net discount on investment securities	(1,387)	(2,094)
Accretion of net deferred loan fees and discounts	(19,891)	(15,180)
Share-based compensation	10,046	10,936
Manager fees paid in stock	9,762	7,233
Change in fair value of investment securities	(915)	(82)
Change in fair value of consolidated VIEs	23,769	(4,245)
Change in fair value of servicing rights	(228)	(304)
Change in fair value of loans	29,013	(8,901)
Change in fair value of affordable housing fund investments	3,896	(1,160)
Change in fair value of derivatives	(75,079)	48,431
Foreign currency loss (gain), net	41,870	(15,019)
Gain on sale of investments and other assets	(91,962)	(190)
Credit loss provision, net	35,839	43,194
Depreciation and amortization	11,049	13,635
Earnings from unconsolidated entities	(7,675)	(2,725)
Distributions of earnings from unconsolidated entities	1,125	243
Loss on extinguishment of debt	1,704	61
Origination and purchase of loans held-for-sale, net of principal collections	(243,325)	(28,333)
Proceeds from sale of loans held-for-sale	218,596	13,439
Changes in operating assets and liabilities:
Related-party payable	(590)	(1,603)
Accrued and capitalized interest receivable, less purchased interest	(15,475)	(41,541)
Other assets	(9,875)	(89,667)
Accounts payable, accrued expenses and other liabilities	(38,968)	(29,886)
Net cash provided by (used in) operating activities	55,949	(28,558)
Cash Flows from Investing Activities:
Origination, purchase and funding of loans held-for-investment	(265,185)	(431,615)
Proceeds from principal collections on loans	1,220,995	407,199
Purchase and funding of investment securities	(9,220)	(591)
Proceeds from sales and redemptions of investment securities	1,314	—
Proceeds from principal collections on investment securities	19,149	40,778
Proceeds from sales of real estate, net of debt assumed by purchaser	188,040	543
Purchases and additions to properties and other assets	(5,576)	(5,839)
Distribution of capital from unconsolidated entities	—	277
Payments for purchase or termination of derivatives	(781)	(3,340)
Proceeds from termination of derivatives	16,925	5,605
Net cash provided by investing activities	1,165,661	13,017

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited, amounts in thousands)

	For the Three Months Ended March 31,
	2024	2023
Cash Flows from Financing Activities:
Proceeds from borrowings	$1,234,980	$1,202,077
Principal repayments on and repurchases of borrowings	(2,165,427)	(892,238)
Payment of deferred financing costs	(6,574)	(2,924)
Proceeds from common stock issuances	1,400	1,269
Payment of dividends	(152,305)	(149,765)
Distributions to non-controlling interests	(9,987)	(9,390)
Issuance of debt of consolidated VIEs	3,166	—
Repayment of debt of consolidated VIEs	(108)	(108)
Distributions of cash from consolidated VIEs	15,022	15,329
Net cash (used in) provided by financing activities	(1,079,833)	164,250
Net increase in cash, cash equivalents and restricted cash	141,777	148,709
Cash, cash equivalents and restricted cash, beginning of period	311,972	382,133
Effect of exchange rate changes on cash	(1,045)	594
Cash, cash equivalents and restricted cash, end of period	$452,704	$531,436
Supplemental disclosure of cash flow information:
Cash paid for interest	$367,142	$322,932
Income taxes (refunded) paid, net	(269)	42
Supplemental disclosure of non-cash investing and financing activities:
Dividends declared, but not yet paid	$152,591	$152,551
Deconsolidation of VIEs (VIE asset/liability reductions)	(622,077)	—
Debt assumed by purchaser in sale of real estate	(194,900)	—
Reclassification of loans held-for-investment to loans held-for-sale	48,695	—
Loan principal collections temporarily held at master servicer	5,305	15,197
See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
As of March 31, 2024
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
We have four reportable business segments as of March 31, 2024 and we refer to the investments within these segments as our target assets:
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
These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (our “Form 10-K”), as filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the operating results for the full year.
Refer to our Form 10-K for a description of our recurring accounting policies. We have included disclosure in this Note 2 regarding principles of consolidation and other accounting policies that (i) are required to be disclosed quarterly, (ii) we view as critical, (iii) became significant since December 31, 2023 due to a corporate action or increase in the significance of the underlying business activity or (iv) changed upon adoption of an Accounting Standards Update (“ASU”) issued by the Financial Accounting Standards Board (“FASB”).
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

Earnings Per Share
We present both basic and diluted earnings per share (“EPS”) amounts in our financial statements. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS reflects the maximum potential dilution that could occur from (i) our share-based compensation, consisting of unvested restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) and any outstanding discounted share purchase options under the Employee Stock Purchase Program (“ESPP”), (ii) shares contingently issuable to our Manager, (iii) the conversion options associated with our senior convertible notes (the “Convertible Notes”) (see Notes 11 and 18) and (iv) non-controlling interests that are redeemable with our common stock (see Note 17). Potential dilutive shares are excluded from the calculation if they have an anti-dilutive effect in the period.

Nearly all of the Company’s unvested RSUs and RSAs contain rights to receive non-forfeitable dividends and thus are participating securities. In addition, the non-controlling interests that are redeemable with our common stock are considered participating securities because they earn a preferred return indexed to the dividend rate on our common stock (see Note 17). Due to the existence of these participating securities, the two-class method of computing EPS is required, unless another method is determined to be more dilutive. Under the two-class method, undistributed earnings are reallocated between shares of common stock and participating securities. For the three months ended March 31, 2024 and 2023, the two-class method resulted in the most dilutive EPS calculation.

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
We believe the estimates and assumptions underlying our consolidated financial statements are reasonable and supportable based on the information available as of March 31, 2024. Actual results may ultimately differ from those estimates.
Reclassifications
Acquisition and investment pursuit costs were combined within other expense in the prior period condensed consolidated statement of operations to conform with the current period presentation.
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

On March 6, 2024, the SEC adopted final rules requiring the disclosure of certain climate-related information in registration statements and annual reports filed with the SEC. The SEC has voluntarily stayed the effectiveness of the new rules pending completion of a judicial review of legal challenges to the rules. In the event the stay is lifted, the new rules would, among other things, require disclosure within the notes to the financial statements of certain specified climate-related financial statement effects of severe weather events and other natural conditions and related information. If the stay is lifted and the effective dates unchanged, such financial statement disclosure requirement will be effective for our fiscal year ending December 31, 2025. We do not expect this requirement will have a material impact on the Company’s consolidated financial statement disclosures, as it has not historically experienced significant effects from severe weather events and other natural conditions.
3. Acquisitions and Divestitures
Property Segment Master Lease Portfolio

On February 29, 2024, we sold the 16 retail properties which comprised our Property Segment’s Master Lease Portfolio for a gross sale price of $387.1 million. In connection with the sale, the purchaser assumed the related mortgage debt of $194.9 million, which resulted in net proceeds of $188.0 million after selling costs. We recognized a gain of $92.0 million, which is included within gain on sale of investments and other assets in our condensed consolidated statement of operations for the three months ended March 31, 2024, and a $1.2 million loss on extinguishment of debt.

Investing and Servicing Segment Property Portfolio (“REIS Equity Portfolio”)

During the three months ended March 31, 2024 and 2023, there were no material sales of property within the REIS Equity Portfolio.

Commercial and Residential Lending Segment
During the three months ended March 31, 2024 and 2023, there were no sales of property within the Commercial and Residential Lending Segment.

During the three months ended March 31, 2024 and 2023, we had no significant acquisitions of properties or businesses.

4. Loans
Our loans held-for-investment are accounted for at amortized cost and our loans held-for-sale are accounted for at the lower of cost or fair value, unless we have elected the fair value option for either. The following tables summarize our investments in mortgages and loans as of March 31, 2024 and December 31, 2023 (dollars in thousands):

March 31, 2024	Carrying Value	Face Amount	Weighted Average Coupon (1)	Weighted Average Life (“WAL”) (years)(2)
Loans held-for-investment:
Commercial loans:
First mortgages (3)	$14,107,898	$14,142,331	9.0%	2.7
Subordinated mortgages (4)	77,495	77,619	14.8%	2.1
Mezzanine loans (3)	296,699	298,400	13.9%	2.4
Other	70,666	71,187	9.6%	1.6
Total commercial loans	14,552,758	14,589,537
Infrastructure first priority loans (5)	2,385,750	2,429,790	9.4%	3.7
Total loans held-for-investment	16,938,508	17,019,327
Loans held-for-sale:
Residential, fair value option	2,518,600	2,863,512	4.5%	N/A	(6)
Commercial, fair value option	123,619	126,955	6.8%	6.4
Infrastructure, lower of cost or fair value (5)	47,149	49,500	11.5%	N/A
Total loans held-for-sale	2,689,368	3,039,967
Total gross loans	19,627,876	$20,059,294
Credit loss allowances:
Commercial loans held-for-investment	(322,087)
Infrastructure loans held-for-investment	(9,559)
Total allowances	(331,646)
Total net loans	$19,296,230

December 31, 2023
Loans held-for-investment:
Commercial loans:
First mortgages (3)	$14,956,646	$15,005,827	9.0%	2.8
Subordinated mortgages (4)	76,560	76,882	14.8%	2.2
Mezzanine loans (3)	273,146	274,899	13.7%	2.7
Other	71,012	71,843	9.6%	1.8
Total commercial loans	15,377,364	15,429,451
Infrastructure first priority loans	2,505,924	2,550,244	9.5%	3.9
Total loans held-for-investment	17,883,288	17,979,695
Loans held-for-sale:
Residential, fair value option	2,604,594	2,909,126	4.5%	N/A	(6)
Commercial, fair value option	41,043	45,400	5.5%	5.2
Total loans held-for-sale	2,645,637	2,954,526
Total gross loans	20,528,925	$20,934,221
Credit loss allowances:
Commercial loans held-for-investment	(298,775)
Infrastructure loans held-for-investment	(10,264)
Total allowances	(309,039)
Total net loans	$20,219,886

______________________________________________________________________________________________________________________
(1)Calculated using applicable index rates as of March 31, 2024 and December 31, 2023 for variable rate loans and excludes loans for which interest income is not recognized.
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
(3)First mortgages include first mortgage loans and any contiguous mezzanine loan components because as a whole, the expected credit quality of these loans is more similar to that of a first mortgage loan. The application of this methodology resulted in mezzanine loans with carrying values of $1.0 billion being classified as first mortgages as of both March 31, 2024 and December 31, 2023.
(4)Subordinated mortgages include B-Notes and junior participation in first mortgages where we do not own the senior A-Note or senior participation. If we own both the A-Note and B-Note, we categorize the loan as a first mortgage loan.
(5)During the three months ended March 31, 2024, a $48.7 million infrastructure loan held-for-investment was reclassified into loans held-for-sale, at which time a $1.5 million fair value adjustment was provided based on the contractual sale price.
(6)Residential loans have a weighted average remaining contractual life of 27.6 years and 27.8 years as of March 31, 2024 and December 31, 2023, respectively.
As of March 31, 2024, our variable rate loans held-for-investment, excluding loans for which interest income is not recognized, were as follows (dollars in thousands):

March 31, 2024	Carrying Value	Weighted-average Spread Above Index
Commercial loans	$13,698,698	3.9%
Infrastructure loans	2,385,750	4.0%
Total variable rate loans held-for-investment	$16,084,448	3.9%

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
The significant credit quality indicators for our loans measured at amortized cost, which excludes loans held-for-sale, were as follows as of March 31, 2024 (dollars in thousands):

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Total	Total Amortized Cost Basis	Credit Loss Allowance
As of March 31, 2024	2024	2023	2022	2021	2020	Prior
Commercial loans:
Credit quality indicator:
LTV < 60%	$—	$39,940	$2,030,997	$2,722,811	$188,168	$1,082,498	$—	$6,064,414	$18,658
LTV 60% - 70%	—	797,229	1,951,080	3,429,617	96,804	317,598	—	6,592,328	127,080
LTV > 70%	—	61,805	103,050	400,086	223,480	1,032,003	—	1,820,424	171,424
Credit deteriorated	—	—	—	—	—	4,925	—	4,925	4,925
Defeased and other	—	14,224	41,868	—	—	14,575	—	70,667	—
Total commercial	$—	$913,198	$4,126,995	$6,552,514	$508,452	$2,451,599	$—	$14,552,758	$322,087
Infrastructure loans:
Credit quality indicator:
Power	$—	$390,601	$—	$104,679	$68,445	$734,584	$13,506	$1,311,815	$3,674
Oil and gas	—	410,029	141,259	183,794	36,101	302,752	—	1,073,935	5,885
Total infrastructure	$—	$800,630	$141,259	$288,473	$104,546	$1,037,336	$13,506	$2,385,750	$9,559
Loans held-for-sale								2,689,368	—
Total gross loans								$19,627,876	$331,646

Non-Credit Deteriorated Loans
As of March 31, 2024, we had the following loans with a combined amortized cost basis of $427.9 million that were 90 days or greater past due at March 31, 2024: (i) a $125.1 million senior mortgage loan on an office building in Arlington, Virginia; (ii) a $123.9 million senior mortgage loan on an office building in Washington, DC; (iii) a $51.5 million first mortgage and mezzanine loan on a multifamily property in Nashville, Tennessee; (iv) a $37.8 million leasehold mortgage loan on a luxury resort in California destroyed by wildfire; (v) $80.4 million of residential loans; and (vi) a $9.2 million loan on a hospitality asset in New York City that our Investing and Servicing segment acquired as nonperforming in October 2021. All of these loans were on nonaccrual as of March 31, 2024.
We also had the following loans on nonaccrual that were not 90 days or greater past due as of March 31, 2024: (i) a $185.4 million senior loan on a retail and entertainment project in New Jersey; and (ii) a $6.4 million junior mezzanine loan (commitment of $18.2 million) issued during the three months ended March 31, 2024 in connection with a loan modification on two connected office buildings in Washington, DC (see related discussion below). These loans were not considered credit deteriorated as we presently expect to recover all amounts due.
Credit Deteriorated Loans
As of March 31, 2024, we had a $4.9 million commercial subordinated loan secured by a department store in Chicago which was deemed credit deteriorated and was fully reserved in prior years. The loan was on nonaccrual under the cost recovery method as of March 31, 2024.
Loan Modifications
We may amend or modify a loan based on its specific facts and circumstances. During the three months ended March 31, 2024, we made modifications to three commercial loans described below, which are disclosable under ASU 2022-02, Troubled Debt Restructurings and Vintage Disclosures, as they involved an other-than-insignificant payment delay and/or an interest rate reduction for a borrower experiencing financial difficulty. The three loans had a combined amortized cost basis of $650.8 million, representing 4.5% of our commercial loans as of March 31, 2024. These types of modifications generally provide a borrower additional time to refinance or sell the collateral property in order to repay the principal balance of the loan and/or provide some interest payment relief to a borrower experiencing operating cash shortfalls.
For a $322.2 million first mortgage and mezzanine loan on two connected office buildings in Washington, D.C., we granted a 24-month term extension and a 285 bps reduction in the interest rate to SOFR (floor of 5.0%) plus 1.0%. In addition, we provided an $18.2 million junior mezzanine loan (of which $6.4 million was funded as of March 31, 2024), principally to fund new leasing costs prior to the loan’s extended maturity. As part of this modification, we will receive a percentage of net sales proceeds in excess of the loan amount if the underlying collateral is sold, or a percentage of the equity if the collateral is refinanced. For a $252.0 million senior mortgage loan on an office building in Houston, Texas, we granted a 28-month term extension plus two additional one-year extension options, and provided a $30.0 million preferred equity commitment (of which $22.9 million was unfunded as of March 31, 2024), principally to fund new leasing costs prior to the loan’s extended maturity. For a $76.6 million first mortgage loan on a multifamily property in Birmingham, Alabama, the interest rate was reduced 55 bps for 24 months (which reduction is recaptured in a new exit fee), with the borrower contributing $3.4 million of additional equity. Each of these loans have paid all contractual interest due as of March 31, 2024. The modified terms of the loans were included in the determination of our general CECL reserve.
Loans with modifications disclosed in the previous twelve months are performing in accordance with their modified terms except for a $45.0 million first mortgage loan on a multifamily property in Arizona which did not pay $0.6 million of the reduced interest due during the three months ended March 31, 2024.

The following tables present the activity in our credit loss allowance for funded loans and unfunded commitments (amounts in thousands):

	Funded Commitments Credit Loss Allowance
	Loans Held-for-Investment		Total Funded Loans
Three Months Ended March 31, 2024	Commercial	Infrastructure
Credit loss allowance at December 31, 2023	$298,775	$10,264	$309,039
Credit loss provision (reversal), net	23,312	(705)	22,607
Credit loss allowance at March 31, 2024	$322,087	$9,559	$331,646

	Unfunded Commitments Credit Loss Allowance (1)
	Loans Held-for-Investment		HTM Preferred
Three Months Ended March 31, 2024	Commercial	Infrastructure	Interests (2)	CMBS (2)	Total
Credit loss allowance at December 31, 2023	$8,742	$564	$1,548	$74	$10,928
Credit loss provision, net	571	23	6,645	1	7,240
Credit loss allowance at March 31, 2024	$9,313	$587	$8,193	$75	$18,168
Memo: Unfunded commitments as of March 31, 2024 (3)	$1,035,180	$66,090	$30,686	$31,916	$1,163,872
______________________________________________________________________________________________________________________
(1)Included in accounts payable, accrued expenses and other liabilities in our consolidated balance sheets.
(2)See Note 5 for further details.
(3)Represents amounts expected to be funded (see Note 22).
Loan Portfolio Activity
The activity in our loan portfolio was as follows (amounts in thousands):

	Held-for-Investment Loans
Three Months Ended March 31, 2024	Commercial	Infrastructure	Residential	Held-for-Sale Loans	Total Loans
Balance at December 31, 2023	$15,078,589	$2,495,660	$—	$2,645,637	$20,219,886
Acquisitions/originations/additional funding	131,886	133,299	—	289,508	554,693
Capitalized interest (1)	20,418	—	—	—	20,418
Basis of loans sold (2)	—	—	—	(218,597)	(218,597)
Loan maturities/principal repayments	(892,855)	(209,131)	—	(45,316)	(1,147,302)
Discount accretion/premium amortization	15,090	4,801	—	—	19,891
Changes in fair value	—	—	—	(29,013)	(29,013)
Foreign currency translation loss, net	(99,145)	(448)	—	—	(99,593)
Credit loss provision, net	(23,312)	705	—	(1,546)	(24,153)
Transfer to/from other asset classifications or between segments	—	(48,695)	—	48,695	—
Balance at March 31, 2024	$14,230,671	$2,376,191	$—	$2,689,368	$19,296,230

	Held-for-Investment Loans
Three Months Ended March 31, 2023	Commercial	Infrastructure	Residential	Held-for-Sale Loans	Total Loans
Balance at December 31, 2022	$16,048,507	$2,352,932	$—	$2,784,594	$21,186,033
Acquisitions/originations/additional funding	259,113	172,502	—	69,200	500,815
Capitalized interest (1)	27,924	130	—	—	28,054
Basis of loans sold (2)	—	—	—	(13,439)	(13,439)
Loan maturities/principal repayments	(256,644)	(165,323)	—	(38,367)	(460,334)
Discount accretion/premium amortization	12,551	2,629	—	—	15,180
Changes in fair value	—	—	—	8,901	8,901
Foreign currency translation loss, net	32,820	300	—	—	33,120
Credit loss provision, net	(29,678)	(5,339)	—	—	(35,017)
Balance at March 31, 2023	$16,094,593	$2,357,831	$—	$2,810,889	$21,263,313

______________________________________________________________________________________________________________________
(1)Represents accrued interest income on loans whose terms do not require current payment of interest.
(2)See Note 12 for additional disclosure on these transactions.
5. Investment Securities
Investment securities were comprised of the following as of March 31, 2024 and December 31, 2023 (amounts in thousands):

	Carrying Value as of
	March 31, 2024	December 31, 2023
RMBS, available-for-sale	$100,319	$102,368
RMBS, fair value option (1)	434,916	449,909
CMBS, fair value option (1), (2)	1,124,724	1,147,550
HTM debt securities, amortized cost net of credit loss allowance of $17,589 and $13,143	589,003	606,254
Equity security, fair value	7,265	8,340
Subtotal—Investment securities	2,256,227	2,314,421
VIE eliminations (1)	(1,540,154)	(1,578,859)
Total investment securities	$716,073	$735,562
______________________________________________________________________________________________________________________
(1)Certain fair value option CMBS and RMBS are eliminated in consolidation against VIE liabilities pursuant to ASC 810.
(2)Includes $171.1 million and $177.3 million of non-controlling interests in the consolidated entities which hold certain of these CMBS as of March 31, 2024 and December 31, 2023, respectively.
Purchases, sales and redemptions, and principal collections for all investment securities were as follows (amounts in thousands):

	RMBS, available-for-sale	RMBS, fair value option	CMBS, fair value option	HTM Securities	Equity Security	Securitization VIEs (1)	Total
Three Months Ended March 31, 2024
Purchases/fundings	$—	$—	$—	$9,220	$—	$—	$9,220
Sales and redemptions	—	—	3,166	—	1,314	(3,166)	1,314
Principal collections	1,925	11,883	3,200	17,163	—	(15,022)	19,149
Three Months Ended March 31, 2023
Purchases/fundings	$—	$—	$—	$591	$—	$—	$591
Sales and redemptions	—	—	—		—	—	—
Principal collections	2,435	14,220	1,254	38,198	—	(15,329)	40,778
_________________________________________________________________________________________________________________
(1)Represents RMBS and CMBS, fair value option amounts eliminated due to our consolidation of securitization VIEs. These amounts are reflected as issuance or repayment of debt of, or distributions from, consolidated VIEs in our consolidated statements of cash flows.
RMBS, Available-for-Sale
The Company classified all of its RMBS not eliminated in consolidation as available-for-sale as of March 31, 2024 and December 31, 2023. These RMBS are reported at fair value in the balance sheet with changes in fair value recorded in accumulated other comprehensive income (“AOCI”).

The tables below summarize various attributes of our investments in available-for-sale RMBS as of March 31, 2024 and December 31, 2023 (amounts in thousands):

				Unrealized Gains or (Losses) Recognized in AOCI
	Amortized Cost	Credit Loss Allowance	Net Basis	Gross Unrealized Gains	Gross Unrealized Losses	Net Fair Value Adjustment	Fair Value
March 31, 2024
RMBS	$86,258	$—	$86,258	$16,967	$(2,906)	$14,061	$100,319
December 31, 2023
RMBS	$87,016	$—	$87,016	$18,092	$(2,740)	$15,352	$102,368

	Weighted Average Coupon (1)	WAL (Years) (2)
March 31, 2024
RMBS	5.8%	7.8
______________________________________________________________________________________________________________________
(1)Calculated using the March 31, 2024 SOFR rate of 5.329% for floating rate securities.
(2)Represents the remaining WAL of each respective group of securities as of the balance sheet date. The WAL of each individual security is calculated using projected amounts and projected timing of future principal payments.
As of March 31, 2024, approximately $89.4 million, or 89%, of RMBS were variable rate. We purchased all of the RMBS at a discount, a portion of which is accreted into income over the expected remaining life of the security. The majority of the income from this strategy is earned from the accretion of this accretable discount.
We have engaged a third party manager who specializes in RMBS to execute the trading of RMBS, the cost of which was $0.2 million for both the three months ended March 31, 2024 and 2023, respectively, recorded as management fees in the accompanying condensed consolidated statements of operations.
The following table presents the gross unrealized losses and estimated fair value of any available-for-sale securities that were in an unrealized loss position as of March 31, 2024 and December 31, 2023, and for which an allowance for credit losses has not been recorded (amounts in thousands):

	Estimated Fair Value		Unrealized Losses
	Securities with a loss less than 12 months	Securities with a loss greater than 12 months	Securities with a loss less than 12 months	Securities with a loss greater than 12 months
As of March 31, 2024
RMBS	$6,375	$12,714	$(526)	$(2,380)
As of December 31, 2023
RMBS	$10,687	$6,361	$(1,322)	$(1,418)
As of March 31, 2024 and December 31, 2023, there were 15 and 14 securities, respectively, with unrealized losses reflected in the table above. After evaluating the securities, we concluded that the unrealized losses reflected above were noncredit-related and would be recovered from the securities’ estimated future cash flows. We considered a number of factors in reaching this conclusion, including that we did not intend to sell the securities, it was not considered more likely than not that we would be forced to sell the securities prior to recovering our amortized cost, and there were no material credit events that would have caused us to otherwise conclude that we would not recover our cost. Credit losses, if any, are calculated by comparing (i) the estimated future cash flows of each security discounted at the yield determined as of the initial acquisition date or, if since revised, as of the last date previously revised, to (ii) our net amortized cost basis. Significant judgment is used in projecting cash flows for our non-agency RMBS. As a result, actual income and/or credit losses could be materially different from what is currently projected and/or reported.

CMBS and RMBS, Fair Value Option
As discussed in the “Fair Value Option” section of Note 2 herein, we elect the fair value option for certain CMBS and RMBS in an effort to eliminate accounting mismatches resulting from the current or potential consolidation of securitization VIEs. As of March 31, 2024, the fair value and unpaid principal balance of CMBS where we have elected the fair value option, excluding the notional value of interest-only securities and before consolidation of securitization VIEs, were $1.1 billion and $2.7 billion, respectively. As of March 31, 2024, the fair value and unpaid principal balance of RMBS where we have elected the fair value option, excluding the notional value of interest-only securities and before consolidation of securitization VIEs, were $434.9 million and $326.3 million, respectively. The $1.6 billion total fair value balance of CMBS and RMBS represents our economic interests in these assets. However, as a result of our consolidation of securitization VIEs, the vast majority of this fair value (all except $19.5 million at March 31, 2024) is eliminated against VIE liabilities before arriving at our GAAP balance for fair value option investment securities.
As of March 31, 2024, none of our CMBS or RMBS were variable rate.
HTM Debt Securities, Amortized Cost
The table below summarizes our investments in HTM debt securities as of March 31, 2024 and December 31, 2023 (amounts in thousands):

	Amortized Cost Basis	Credit Loss Allowance	Net Carrying Amount	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
March 31, 2024
CMBS	$561,174	$(182)	$560,992	$56	$(24,145)	$536,903
Preferred interests	16,916	(7,328)	9,588	—	(966)	8,622
Infrastructure bonds	28,502	(10,079)	18,423	30	(15)	18,438
Total	$606,592	$(17,589)	$589,003	$86	$(25,126)	$563,963

December 31, 2023
CMBS	$580,704	$(164)	$580,540	$43	$(24,835)	$555,748
Preferred interests	9,570	(2,898)	6,672	—	(318)	6,354
Infrastructure bonds	29,123	(10,081)	19,042	32	(16)	19,058
Total	$619,397	$(13,143)	$606,254	$75	$(25,169)	$581,160
The following table presents the activity in our credit loss allowance for HTM debt securities (amounts in thousands):

	CMBS	Preferred Interests	Infrastructure Bonds	Total HTM Credit Loss Allowance
Three Months Ended March 31, 2024
Credit loss allowance at December 31, 2023	$164	$2,898	$10,081	$13,143
Credit loss provision (reversal), net	18	4,430	(2)	4,446
Credit loss allowance at March 31, 2024	$182	$7,328	$10,079	$17,589
As of March 31, 2024, we had a $10.0 million specific credit loss allowance on a $19.2 million infrastructure bond that is collateralized by a first priority lien on a coal-fired power plant in Mississippi. It was deemed credit deteriorated when we acquired the Infrastructure Lending Segment in 2018 and was placed on nonaccrual under the cost recovery method in 2023 due to a forbearance and restructuring plan agreed between the lenders and borrower that was necessitated by operating shortfalls at the plant.
We had the following commercial lending debt securities on nonaccrual that were not 90 days or greater past due as of March 31, 2024: (i) a $9.8 million preferred interest in an office park in Irvine, California and (ii) a $7.1 million preferred interest in an office building in Houston, Texas. Both of these investments were made in connection with loan modifications granted to a borrower experiencing financial difficulty, but are not considered credit deteriorated as we presently expect to recover all amounts due.

The table below summarizes the maturities of our HTM debt securities by type as of March 31, 2024 (amounts in thousands):

	CMBS	Preferred Interests	Infrastructure Bonds	Total
Less than one year	$80,084	$5,967	$—	$86,051
One to three years	433,011	—	239	433,250
Three to five years	47,897	3,621	9,070	60,588
Thereafter	—	—	9,114	9,114
Total	$560,992	$9,588	$18,423	$589,003
Equity Security, Fair Value
During 2012, we acquired 9,140,000 ordinary shares from a related-party in Starwood European Real Estate Finance Limited (“SEREF”), a debt fund that is externally managed by an affiliate of our Manager and is listed on the London Stock Exchange. During the three months ended March 31, 2024, 1,005,348 shares were redeemed by SEREF, for proceeds of $1.3 million, leaving 6,242,339 shares held as of March 31, 2024. There were no shares redeemed by SEREF during the three months ended March 31, 2023. The fair value of the investment remeasured in USD was $7.3 million and $8.3 million as of March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024, our shares represent an approximate 2.3% interest in SEREF.
6. Properties
Our properties are held within the following portfolios:
Medical Office Portfolio
The Medical Office Portfolio is comprised of 34 medical office buildings acquired during the year ended December 31, 2016. These properties, which collectively comprise 1.9 million square feet, are geographically dispersed throughout the U.S. and primarily affiliated with major hospitals or located on or adjacent to major hospital campuses. The Medical Office Portfolio includes total gross properties and lease intangibles of $779.3 million and debt of $598.8 million as of March 31, 2024.
Investing and Servicing Segment Property Portfolio
The REIS Equity Portfolio is comprised of 6 commercial real estate properties which were acquired from CMBS trusts over time. The REIS Equity Portfolio includes total gross properties and lease intangibles of $109.6 million and debt of $68.5 million as of March 31, 2024.
Commercial and Residential Lending Segment Property Portfolio
The Commercial and Residential Lending Segment Portfolio represents properties acquired through loan foreclosure or exercise of control over a mezzanine loan borrower’s pledged equity interests. This portfolio includes total gross properties and lease intangibles of $461.1 million and debt of $87.8 million as of March 31, 2024.
Woodstar Portfolios
Refer to Note 7 for a discussion of our Woodstar I and Woodstar II Portfolios which are not included in the table below.

The table below summarizes our properties held-for-investment as of March 31, 2024 and December 31, 2023 (dollars in thousands):

	Depreciable Life	March 31, 2024	December 31, 2023
Property Segment
Land and land improvements	0 - 12 years	$69,138	$68,923
Buildings and building improvements	0 - 40 years	630,325	629,511
Furniture & fixtures	3 - 5 years	691	608
Investing and Servicing Segment
Land and land improvements	0 - 15 years	20,229	20,229
Buildings and building improvements	3 - 40 years	65,527	65,433
Furniture & fixtures	2 - 5 years	2,921	2,899
Commercial and Residential Lending Segment
Land and land improvements	N/A	79,361	79,361
Buildings and building improvements	0 - 50 years	139,538	139,538
Construction in progress	N/A	222,842	218,205
Furniture & fixtures	5 years	2,003	2,003
Properties, cost		1,232,575	1,226,710
Less: accumulated depreciation		(188,010)	(180,326)
Properties, net		$1,044,565	$1,046,384

On February 29, 2024, we sold the 16 retail properties which comprised our Property Segment's Master Lease Portfolio for a gross sale price of $387.1 million. In connection with the sale, the purchaser assumed the related mortgage debt of $194.9 million, which resulted in net proceeds of $188.0 million after selling costs. We recognized a gain of $92.0 million, which is included within gain on sale of investments and other assets in our condensed consolidated statement of operations for the three months ended March 31, 2024, and a $1.2 million loss on extinguishment of debt.

During the three months ended March 31, 2024 and 2023, there were no material sales of property within the REIS Equity Portfolio or Commercial and Residential Lending Segment.

7. Investments of Consolidated Affordable Housing Fund
As discussed in Note 2, we established the Woodstar Fund effective November 5, 2021, an investment fund which holds our Woodstar multifamily affordable housing portfolios. The Woodstar Portfolios consist of the following:

Woodstar I Portfolio
The Woodstar I Portfolio is comprised of 32 affordable housing communities with 8,948 units concentrated primarily in the Tampa, Orlando and West Palm Beach metropolitan areas. During the year ended December 31, 2015, we acquired 18 of the 32 affordable housing communities of the Woodstar I Portfolio, with the final 14 communities acquired during the year ended December 31, 2016. The Woodstar I Portfolio includes properties at fair value of $1.8 billion and debt at fair value of $732.7 million as of March 31, 2024.
Woodstar II Portfolio
The Woodstar II Portfolio is comprised of 27 affordable housing communities with 6,109 units concentrated primarily in Central and South Florida. We acquired eight of the 27 affordable housing communities in December 2017, with the final 19 communities acquired during the year ended December 31, 2018. The Woodstar II Portfolio includes properties at fair value of $1.4 billion and debt at fair value of $481.6 million as of March 31, 2024.

Income from the Woodstar Fund’s investments reflects the following components for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Distributions from affordable housing fund investments	$13,344	$11,805
Unrealized change in fair value of investments (1)	(3,896)	1,160
Income from affordable housing fund investments	$9,448	$12,965
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
8. Investments in Unconsolidated Entities
The table below summarizes our investments in unconsolidated entities as of March 31, 2024 and December 31, 2023 (dollars in thousands):

	Participation / Ownership % (1)	Carrying value as of
		March 31, 2024	December 31, 2023
Equity method investments:
Equity interests in two natural gas power plants	10% - 12%	$52,557	$52,230
Investor entity which owns equity in an online real estate company	50%	5,579	5,575
Various	20% - 50%	17,053	16,854
		75,189	74,659
Other equity investments:
Equity interest in a servicing and advisory business	2%	12,955	12,955
Equity interest in a data center business in Ireland (2)	0.72%	7,334	1,313
Investment funds which own equity in a loan servicer and other real estate assets	4% - 6%	842	842
Various	3% - 15%	607	607
		21,738	15,717
		$96,927	$90,376
______________________________________________________________________________________________________________________
(1)None of these investments are publicly traded and therefore quoted market prices are not available.
(2)This equity interest was acquired in connection with the origination of a loan in 2021. The loan was repaid during the three months ended March 31, 2024. In connection with the repayment, an observable price change occurred when a 50% voting interest in this entity was acquired by related parties, including an investment fund and certain other entities affiliated with our Manager. As a result of the acquisition and resulting observable price change, we recorded a $6.0 million increase in the carrying value of our investment to reflect its fair value implied by the acquisition.
There were no differences between the carrying value of our equity method investments and the underlying equity in the net assets of the investees as of March 31, 2024.
During the three months ended March 31, 2024, we did not become aware of (i) any observable price changes in our other equity investments accounted for under the fair value practicability election, except as discussed above, or (ii) any indicators of impairment.

9. Goodwill and Intangibles
Goodwill
Goodwill is tested for impairment annually in the fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
Infrastructure Lending Segment
The Infrastructure Lending Segment’s goodwill of $119.4 million at both March 31, 2024 and December 31, 2023 represents the excess of consideration transferred over the fair value of net assets acquired on September 19, 2018 and October 15, 2018. The goodwill recognized is attributable to value embedded in the acquired Infrastructure Lending Segment’s lending platform.
LNR Property LLC (“LNR”)
The Investing and Servicing Segment’s goodwill of $140.4 million at both March 31, 2024 and December 31, 2023 represents the excess of consideration transferred over the fair value of net assets of LNR acquired on April 19, 2013. The goodwill recognized is attributable to value embedded in LNR’s existing platform, which includes a network of commercial real estate asset managers, work-out specialists, underwriters and administrative support professionals as well as proprietary historical performance data on commercial real estate assets.
Intangible Assets
Servicing Rights Intangibles
In connection with the LNR acquisition, we identified domestic servicing rights that existed at the purchase date, based upon the expected future cash flows of the associated servicing contracts. As of March 31, 2024 and December 31, 2023, the balance of the domestic servicing intangible was net of $34.3 million and $37.9 million, respectively, which was eliminated in consolidation pursuant to ASC 810 against VIE assets in connection with our consolidation of securitization VIEs. Before VIE consolidation, as of March 31, 2024 and December 31, 2023, the domestic servicing intangible had a balance of $53.9 million and $57.2 million, respectively, which represents our economic interest in this asset.
Lease Intangibles
In connection with our acquisitions of commercial real estate, we recognized in-place lease intangible assets and favorable lease intangible assets associated with certain non-cancelable operating leases of the acquired properties.
The following table summarizes our intangible assets, which are comprised of servicing rights intangibles and lease intangibles, as of March 31, 2024 and December 31, 2023 (amounts in thousands):

	As of March 31, 2024			As of December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Domestic servicing rights, at fair value	$19,612	$—	$19,612	$19,384	$—	$19,384
In-place lease intangible assets	96,158	(68,896)	27,262	96,158	(67,420)	28,738
Favorable lease intangible assets	27,928	(11,535)	16,393	27,928	(11,083)	16,845
Total net intangible assets	$143,698	$(80,431)	$63,267	$143,470	$(78,503)	$64,967

The following table summarizes the activity within intangible assets for the three months ended March 31, 2024 (amounts in thousands):

	Domestic Servicing Rights	In-place Lease Intangible Assets	Favorable Lease Intangible Assets	Total
Balance as of January 1, 2024	$19,384	$28,738	$16,845	$64,967
Amortization	—	(1,476)	(452)	(1,928)
Changes in fair value due to changes in inputs and assumptions	228	—	—	228
Balance as of March 31, 2024	$19,612	$27,262	$16,393	$63,267
The following table sets forth the estimated aggregate amortization of our in-place lease intangible assets and favorable lease intangible assets for the next five years and thereafter (amounts in thousands):

2024 (remainder of)	$5,267
2025	6,099
2026	4,573
2027	4,089
2028	3,943
Thereafter	19,684
Total	$43,655

10. Secured Borrowings
Secured Financing Agreements
The following table is a summary of our secured financing agreements in place as of March 31, 2024 and December 31, 2023 (dollars in thousands):

											Outstanding Balance at
	Current Maturity		Extended Maturity (a)		Weighted Average Pricing		Pledged Asset Carrying Value		Maximum Facility Size		March 31, 2024		December 31, 2023
Repurchase Agreements:
Commercial Loans	Jun 2024 to Dec 2028	(b)	Oct 2025 to Dec 2030	(b)	Index + 2.05%	(c)	$9,736,328		$12,234,452	(d)	$6,010,151		$7,170,389
Residential Loans	Mar 2025 to Feb 2026		Mar 2025 to Apr 2026		SOFR + 1.90%		2,516,364		3,450,000		2,269,811		2,287,655
Infrastructure Loans	Sep 2024		Sep 2026		SOFR + 2.07%		571,784		650,000		475,763		453,217
Conduit Loans	Dec 2024 to Jun 2026		Dec 2025 to Jun 2027		SOFR + 2.15%		72,402		375,000		56,507		26,930
CMBS/RMBS	Dec 2024 to Apr 2032	(e)	Mar 2025 to Oct 2032	(e)	(f)		1,397,945		990,460		706,459	(g)	714,168
Total Repurchase Agreements							14,294,823		17,699,912		9,518,691		10,652,359
Other Secured Financing:
Borrowing Base Facility	Nov 2024		Oct 2026		SOFR + 2.11%		104,276		750,000	(h)	5,384		27,639
Commercial Financing Facilities	Jul 2024 to Aug 2028		Jul 2025 to Dec 2030		Index + 2.24%		580,687		571,030	(i)	408,210		387,822
Infrastructure Financing Facilities	Jul 2025 to Oct 2025		Oct 2027 to Jul 2032		Index + 2.15%		818,997		1,050,000		594,211		631,187
Property Mortgages - Fixed rate	Oct 2025 to Jun 2026		N/A		4.52%		32,436		29,797		29,797		29,898
Property Mortgages - Variable rate	Nov 2024 to Dec 2025		N/A		(j)		677,616		707,941		705,916		853,145
Term Loans and Revolver	(k)		N/A		(k)		N/A	(k)	1,513,281		1,363,281		1,366,778
Total Other Secured Financing							2,214,012		4,622,049		3,106,799		3,296,469
							$16,508,835		$22,321,961		12,625,490		13,948,828
Unamortized net discount											(23,530)		(24,975)
Unamortized deferred financing costs											(45,473)		(55,857)
											$12,556,487		$13,867,996
______________________________________________________________________________________________________________________
(a)Subject to certain conditions as defined in the respective facility agreement.
(b)For certain facilities, borrowings collateralized by loans existing at maturity may remain outstanding until such loan collateral matures, subject to certain specified conditions.
(c)Certain facilities with an outstanding balance of $2.5 billion as of March 31, 2024 are indexed to EURIBOR, BBSY, SARON and SONIA. The remainder are indexed to SOFR.
(d)Certain facilities with an aggregate initial maximum facility size of $11.8 billion may be increased to $12.2 billion, subject to certain conditions. The $12.2 billion amount includes such upsizes.
(e)Certain facilities with an outstanding balance of $330.9 million as of March 31, 2024 carry a rolling 12-month term which may reset quarterly with the lender’s consent. These facilities carry no maximum facility size.
(f)A facility with an outstanding balance of $279.0 million as of March 31, 2024 has a weighted average fixed annual interest rate of 3.54%. All other facilities are variable rate with a weighted average rate of SOFR + 2.19%.
(g)Includes: (i) $279.0 million outstanding on a repurchase facility that is not subject to margin calls; and (ii) $32.2 million outstanding on one of our repurchase facilities that represents the 49% pro rata share owed by a non-controlling partner in a consolidated joint venture (see Note 15).
(h)The maximum facility size as of March 31, 2024 of $450.0 million may be increased to $750.0 million, subject to certain conditions.
(i)Certain facilities with an aggregate initial maximum facility size of $471.0 million may be increased to $571.0 million, subject to certain conditions. The $571.0 million amount includes such upsizes.
(j)Includes a $600.0 million first mortgage and mezzanine loan secured by our Medical Office Portfolio. This debt has a weighted average interest rate of SOFR + 2.18% that we swapped to a fixed rate of 3.46%. The remainder have a weighted average rate of SOFR + 2.73%.
(k)Consists of: (i) a $770.8 million term loan facility that matures in July 2026, of which $382.0 million has an annual interest rate of SOFR + 2.60% and $388.8 million has an annual interest rate of SOFR + 3.35%, subject to a 0.75% SOFR floor, (ii) a $150.0 million revolving credit facility that matures in April 2026 with an annual interest rate of SOFR + 2.60% and (iii) a $592.5 million term loan facility that matures in November 2027, with an annual interest rate of SOFR + 3.25%, subject to a 0.50% SOFR floor. These facilities are secured by the equity interests in certain of our subsidiaries which totaled $5.9 billion as of March 31, 2024.

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

Our secured financing agreements contain certain financial tests and covenants. As of March 31, 2024, we were in compliance with all such covenants.

We seek to mitigate risks associated with our repurchase agreements by managing risk related to the credit quality of our assets, interest rates, liquidity, prepayment speeds and market value. The margin call provisions under the majority of our repurchase facilities, consisting of 65% of these agreements, do not permit valuation adjustments based on capital market events and are limited to collateral-specific credit marks generally determined on a commercially reasonable basis. To monitor credit risk associated with the performance and value of our loans and investments, our asset management team regularly reviews our investment portfolios and is in regular contact with our borrowers, monitoring performance of the collateral and enforcing our rights as necessary. For the 35% of repurchase agreements which do permit valuation adjustments based on capital market events, approximately 6% of these pertain to our loans held-for-sale, for which we manage credit risk through the purchase of credit index instruments. We further seek to manage risks associated with our repurchase agreements by matching the maturities and interest rate characteristics of our loans with the related repurchase agreement.
For the three months ended March 31, 2024 and 2023, approximately $9.6 million and $10.2 million, respectively, of amortization of deferred financing costs from secured financing agreements was included in interest expense on our condensed consolidated statements of operations.

As of March 31, 2024, Morgan Stanley Bank, N.A., Wells Fargo Bank, N.A. and JPMorgan Chase Bank, N.A. held collateral sold under certain of our repurchase agreements with carrying values that exceeded the respective repurchase obligations by $918.2 million, $818.3 million and $671.1 million, respectively. The weighted average extended maturity of those repurchase agreements is 3.4 years, 6.5 years and 3.7 years, respectively.

Collateralized Loan Obligations and Single Asset Securitization

Commercial and Residential Lending Segment

In February 2022, we refinanced a pool of our commercial loans held-for-investment through a CLO, STWD 2022-FL3. On the closing date, the CLO issued $1.0 billion of notes and preferred shares, of which $842.5 million of notes were purchased by third party investors. We retained $82.5 million of notes along with preferred shares with a liquidation preference of $75.0 million. The CLO contains a reinvestment feature that, subject to certain eligibility criteria, allows us to contribute new loans or participation interests in loans to the CLO for a period of two years. During the three months ended March 31, 2024, we utilized the reinvestment feature, contributing $6.7 million of additional interests into the CLO.

In July 2021, we contributed into a single asset securitization, STWD 2021-HTS, a previously originated $230.0 million first mortgage and mezzanine loan on a portfolio of 41 extended stay hotels with $210.1 million of third party financing.

In May 2021, we refinanced a pool of our commercial loans held-for-investment through a CLO, STWD 2021-FL2. On the closing date, the CLO issued $1.3 billion of notes and preferred shares, of which $1.1 billion of notes were purchased by third party investors. We retained $70.1 million of notes, along with preferred shares with a liquidation preference of $127.5 million. The CLO contains a reinvestment feature that, subject to certain eligibility criteria, allows us to contribute new loans or participation interests in loans to the CLO in exchange for cash. The reinvestment period expired during 2023 and during the three months ended March 31, 2024, we repaid CLO debt in the amount of $73.5 million.

In August 2019, we refinanced a pool of our commercial loans held-for-investment through a CLO, STWD 2019-FL1. On the closing date, the CLO issued $1.1 billion of notes and preferred shares, of which $936.4 million of notes were purchased by third party investors. We retained $86.6 million of notes, along with preferred shares with a liquidation preference of $77.0 million. The CLO contains a reinvestment feature that, subject to certain eligibility criteria, allowed us to contribute new loans or participation interests in loans to the CLO in exchange for cash. The reinvestment period expired during 2022 and during the three months ended March 31, 2024, we repaid CLO debt in the amount of $184.2 million.

Infrastructure Lending Segment

In January 2022, we refinanced a pool of our infrastructure loans held-for-investment through a CLO, STWD 2021-SIF2. On the closing date, the CLO issued $500.0 million of notes and preferred shares, of which $410.0 million of notes were purchased by third party investors. We retained preferred shares with a liquidation preference of $90.0 million. The CLO contains a reinvestment feature that, subject to certain eligibility criteria, allows us to contribute new loans or participation interests in loans to the CLO for a period of three years. During the three months ended March 31, 2024, we utilized the reinvestment feature, contributing $17.8 million of additional interests into the CLO.

In April 2021, we refinanced a pool of our infrastructure loans held-for-investment through a CLO, STWD 2021-SIF1. On the closing date, the CLO issued $500.0 million of notes and preferred shares, of which $410.0 million of notes were purchased by third party investors. We retained preferred shares with a liquidation preference of $90.0 million. The CLO contains a reinvestment feature that, subject to certain eligibility criteria, allows us to contribute new loans or participation interests in loans to the CLO for a period of three years. During the three months ended March 31, 2024, we utilized the reinvestment feature, contributing $27.2 million of additional interests into the CLO.

The following table is a summary of our CLOs and our SASB as of March 31, 2024 and December 31, 2023 (amounts in thousands):

March 31, 2024	Count	Face Amount	Carrying Value	Weighted Average Spread		Maturity
STWD 2022-FL3
Collateral assets	46	$1,000,000	$1,007,284	SOFR + 3.49%	(a)	August 2026	(b)
Financing	1	840,620	837,805	SOFR + 1.89%	(c)	November 2038	(d)
STWD 2021-HTS
Collateral assets	1	210,181	216,750	SOFR + 4.02%	(a)	April 2026	(b)
Financing	1	195,576	195,576	SOFR + 2.42%	(c)	April 2034	(d)
STWD 2021-FL2
Collateral assets	31	1,206,319	1,216,834	SOFR + 3.81%	(a)	April 2026	(b)
Financing	1	988,749	987,167	SOFR + 1.89%	(c)	April 2038	(d)
STWD 2019-FL1
Collateral assets	10	550,006	553,096	SOFR + 3.58%	(a)	June 2026	(b)
Financing	1	386,381	386,380	SOFR + 1.83%	(c)	July 2038	(d)
STWD 2021-SIF2
Collateral assets	28	458,687	514,678	SOFR + 3.80%	(a)	January 2028	(b)
Financing	1	410,000	408,393	SOFR + 2.11%	(c)	January 2033	(d)
STWD 2021-SIF1
Collateral assets	30	439,322	515,246	SOFR + 3.88%	(a)	September 2027	(b)
Financing	1	410,000	408,546	SOFR + 2.42%	(c)	April 2032	(d)
Total
Collateral assets		$3,864,515	$4,023,888
Financing		$3,231,326	$3,223,867

December 31, 2023	Count	Face Amount	Carrying Value	Weighted Average Spread		Maturity
STWD 2022-FL3
Collateral assets	48	$997,569	$1,007,532	SOFR + 3.53%	(a)	May 2026	(b)
Financing	1	840,620	837,881	SOFR + 1.89%	(c)	November 2038	(d)
STWD 2021-HTS
Collateral assets	1	223,193	224,509	SOFR + 3.87%	(a)	April 2026	(b)
Financing	1	203,284	203,058	SOFR + 2.82%	(c)	April 2034	(d)
STWD 2021-FL2
Collateral assets	34	1,272,585	1,288,165	SOFR + 3.95%	(a)	January 2026	(b)
Financing	1	1,065,713	1,063,454	SOFR + 1.85%	(c)	April 2038	(d)
STWD 2019-FL1
Collateral assets	14	734,099	739,684	SOFR + 3.51%	(a)	May 2025	(b)
Financing	1	570,546	570,546	SOFR + 1.62%	(c)	July 2038	(d)
STWD 2021-SIF2
Collateral assets	30	499,401	514,286	SOFR + 3.87%	(a)	December 2027	(b)
Financing	1	410,000	408,166	SOFR + 2.11%	(c)	January 2033	(d)
STWD 2021-SIF1
Collateral assets	32	499,767	514,594	SOFR + 3.97%	(a)	August 2027	(b)
Financing	1	410,000	408,187	SOFR + 2.42%	(c)	April 2032	(d)
Total
Collateral assets		$4,226,614	$4,288,770
Financing		$3,500,163	$3,491,292
______________________________________________________________________________________________________________________________
(a)Represents the weighted-average coupon earned on variable rate loans during the respective year-to-date period and excludes loans for which interest income is not recognized. Of the loans financed by the STWD 2021-FL2 CLO as of March 31, 2024, 7% earned fixed-rate weighted average interest of 7.39%. Of the investments financed by the STWD 2021-SIF1 CLO as of March 31, 2024, 2% earned fixed-rate weighted average interest of 5.68%.
(b)Represents the weighted-average maturity, assuming the extended contractual maturity of the collateral assets.
(c)Represents the weighted-average cost of financing, inclusive of deferred issuance costs.
(d)Repayments of the CLOs and SASB are tied to timing of the related collateral asset repayments. The term of the CLOs and SASB financing obligations represents the legal final maturity date.

We incurred $37.9 million of issuance costs in connection with the CLOs and SASB, which are amortized on an effective yield basis over the estimated life of the CLOs and SASB. For the three months ended March 31, 2024 and 2023, approximately $2.0 million and $2.7 million, respectively, of amortization of deferred financing costs was included in interest expense on our condensed consolidated statements of operations. As of March 31, 2024 and December 31, 2023, our unamortized issuance costs were $7.5 million and $9.5 million, respectively.
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

	Repurchase Agreements	Other Secured Financing	CLOs and SASB (a)	Total
2024 (remainder of)	$515,639	$634,084	$167,665	$1,317,388
2025	2,093,167	301,171	941,958	3,336,296
2026	2,938,739	923,618	1,689,436	5,551,793
2027	2,988,663	1,086,335	176,026	4,251,024
2028	774,644	144,203	181,306	1,100,153
Thereafter	207,839	17,388	74,935	300,162
Total	$9,518,691	$3,106,799	$3,231,326	$15,856,816
______________________________________________________________________________________________________________________
(a)For the CLOs, the above does not assume utilization of their reinvestment features. The SASB does not have a reinvestment feature.

11. Unsecured Senior Notes
The following table is a summary of our unsecured senior notes outstanding as of March 31, 2024 and December 31, 2023 (dollars in thousands):

	Coupon Rate		Effective Rate (1)	Maturity Date	Remaining Period of Amortization	Carrying Value at
						March 31, 2024	December 31, 2023
2027 Convertible Notes	6.75%		7.38%	7/15/2027	3.3 years	380,750	380,750
2024 Senior Notes	3.75%		3.94%	12/31/2024	0.8 years	400,000	400,000
2025 Senior Notes	4.75%	(2)	5.04%	3/15/2025	1.0 year	500,000	500,000
2026 Senior Notes	3.63%		3.77%	7/15/2026	2.3 years	400,000	400,000
2027 Senior Notes	4.38%	(3)	4.49%	1/15/2027	2.8 years	500,000	500,000
2029 Senior Notes	7.25%	(4)	7.37%	4/1/2029	5.0 years	600,000	—
Total principal amount						2,780,750	2,180,750
Unamortized discount—Convertible Notes						(8,040)	(8,570)
Unamortized discount—Senior Notes						(7,656)	(5,445)
Unamortized deferred financing costs						(13,388)	(7,847)
Total carrying amount						$2,751,666	$2,158,888
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
(4)The coupon on the 2029 Senior Notes is 7.25%. At closing, we swapped the notes to a floating rate of SOFR + 3.25%.
Our unsecured senior notes contain certain financial tests and covenants. As of March 31, 2024, we were in compliance with all such covenants.
Senior Notes Due 2029
On March 27, 2024, we issued $600.0 million of 7.250% Senior Notes due 2029 (the “2029 Senior Notes”). The 2029 Senior Notes mature on April 1, 2029. Prior to October 1, 2028, we may redeem some or all of the 2029 Notes at a price equal to 100% of the principal amount thereof, plus the applicable “make-whole” premium as of the applicable date of redemption. On and after October 1, 2028, we may redeem some or all of the 2029 Notes at a price equal to 100% of the principal amount thereof. In addition, prior to April 1, 2027, we may redeem up to 40% of the 2029 Notes at the applicable redemption price using the proceeds of certain equity offerings.
Convertible Notes
In July 2023, we issued $380.8 million of 6.750% Convertible Senior Notes due 2027 (the “2027 Convertible Notes”) for net proceeds of $371.2 million. The notes mature on July 15, 2027.
We recognized interest expense from our Convertible Notes (including prior convertible notes repaid during 2023) of $7.0 million and $2.9 million during three months ended March 31, 2024 and 2023, respectively.

The following table details the conversion attributes of our Convertible Notes outstanding as of March 31, 2024 (amounts in thousands, except rates):

	March 31, 2024
	Conversion	Conversion
	Rate (1)	Price (2)
2027 Convertible Notes	48.1783	$20.76

(1)    The conversion rate represents the number of shares of common stock issuable per $1,000 principal amount of 2027
Convertible Notes converted, as adjusted in accordance with the indenture governing the 2027 Convertible Notes
(including the applicable supplemental indenture).

(2)    As of March 31, 2024, the market price of the Company's common stock was $20.33.

The if-converted value of the 2027 Convertible Notes was less than their principal amount by $7.8 million at March 31, 2024 as the closing market price of the Company’s common stock of $20.33 was less than the implicit conversion price of $20.76 per share. The if-converted value of the principal amount of the 2027 Convertible Notes was $372.9 million as of March 31, 2024. As of March 31, 2024, the net carrying amount and fair value of the 2027 Convertible Notes was $372.0 million and $383.1 million, respectively.

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
The following summarizes the face amount and proceeds of commercial loans securitized for the three months ended March 31, 2024 and 2023 (amounts in thousands):

	Commercial Loans
	Face Amount	Proceeds
For the Three Months Ended March 31,
2024	$211,700	$218,596
2023	12,196	13,439
There were no residential loans securitized during the three months ended March 31, 2024 and 2023
The securitization of these commercial and residential loans does not result in a discrete gain or loss since they are carried under the fair value option.
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

There were no sales of commercial or residential loans within the Commercial and Residential Lending Segment during the three months ended March 31, 2024 and 2023.
Infrastructure Loan Sales
There were no sales of loans by the Infrastructure Lending Segment during the three months ended March 31, 2024 and 2023.

13. Derivatives and Hedging Activity
Risk Management Objective of Using Derivatives
We are exposed to certain risks arising from both our business operations and economic conditions. Refer to Note 14 to the consolidated financial statements included in our Form 10-K for further discussion of our risk management objectives and policies.
Designated Hedges
The Company does not generally elect to apply the hedge accounting designation to its hedging instruments. As of March 31, 2024 and December 31, 2023, the Company did not have any designated hedges.
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
The following table summarizes our non-designated derivatives as of March 31, 2024 (notional amounts in thousands):

Type of Derivative	Number of Contracts	Aggregate Notional Amount	Notional Currency	Maturity
Fx contracts – Buy Euros (“EUR”)	26	399,300	EUR	April 2024 - April 2026
Fx contracts – Buy Pounds Sterling (“GBP”)	15	68,963	GBP	April 2024 - January 2027
Fx contracts – Buy Australian dollar (“AUD”)	10	819,763	AUD	April 2024 - October 2026
Fx contracts – Sell EUR	162	838,898	EUR	April 2024 - February 2027
Fx contracts – Sell GBP	209	552,574	GBP	April 2024 - April 2027
Fx contracts – Sell AUD	140	1,620,052	AUD	April 2024 - July 2027
Fx contracts – Sell Swiss Franc (“CHF”)	65	20,900	CHF	April 2024 - November 2025
Interest rate swaps – Paying fixed rates	60	4,524,605	USD	April 2024 - March 2034
Interest rate swaps – Receiving fixed rates	4	1,592,500	USD	March 2025 - February 2030
Interest rate caps	4	624,332	USD	November 2024 - April 2025
Interest rate caps	1	61,000	GBP	April 2024
Credit instruments	3	49,000	USD	September 2058 - August 2061
Interest rate swap guarantees	1	98,925	USD	June 2025
Total	700

The table below presents the fair value of our derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023 (amounts in thousands):

	Fair Value of Derivatives in an Asset Position (1) as of		Fair Value of Derivatives in a Liability Position (2) as of
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Interest rate contracts	$24,367	$8,899	$52,312	$48,401
Foreign exchange contracts	58,196	53,979	22,074	54,066
Credit instruments	353	559	261	—
Total derivatives	$82,916	$63,437	$74,647	$102,467

___________________________________________________
(1)Classified as derivative assets in our condensed consolidated balance sheets.
(2)Classified as derivative liabilities in our condensed consolidated balance sheets.
The table below presents the effect of our derivative financial instruments on the condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023 (amounts in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income for the Three Months Ended March 31,
		2024	2023
Interest rate contracts	Gain (loss) on derivative financial instruments, net	$54,298	$(22,950)
Foreign exchange contracts	Gain (loss) on derivative financial instruments, net	48,123	(10,344)
Credit instruments	Gain (loss) on derivative financial instruments, net	(482)	466
		$101,939	$(32,828)
14. Offsetting Assets and Liabilities
The following tables present the potential effects of netting arrangements on our financial position for financial assets and liabilities within the scope of ASC 210-20, Balance Sheet—Offsetting, which for us are derivative assets and liabilities as well as repurchase agreement liabilities (amounts in thousands):

		(ii) Gross Amounts Offset in the Statement of Financial Position	(iii) = (i) - (ii) Net Amounts Presented in the Statement of Financial Position	(iv) Gross Amounts Not Offset in the Statement of Financial Position
	(i) Gross Amounts Recognized			Financial Instruments	Cash Collateral Received / Pledged	(v) = (iii) - (iv) Net Amount
As of March 31, 2024
Derivative assets	$82,916	$—	$82,916	$40,098	$—	$42,818
Derivative liabilities	$74,647	$—	$74,647	$40,098	$34,549	$—
Repurchase agreements	9,518,691	—	9,518,691	9,518,691	—	—
	$9,593,338	$—	$9,593,338	$9,558,789	$34,549	$—
As of December 31, 2023
Derivative assets	$63,437	$—	$63,437	$41,341	$—	$22,096
Derivative liabilities	$102,467	$—	$102,467	$41,340	$61,127	$—
Repurchase agreements	10,652,359	—	10,652,359	10,652,359	—	—
	$10,754,826	$—	$10,754,826	$10,693,699	$61,127	$—
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
As discussed in Note 10, we have refinanced various pools of our commercial and infrastructure loans held-for-investment through five CLOs and one SASB, which are considered to be VIEs. We are the primary beneficiary of, and therefore consolidate, the CLOs and SASB in our financial statements as we have both (i) the power to direct the activities in our role as collateral manager, collateral advisor, or controlling class representative that most significantly impact the CLOs’ and SASB’s economic performance, and (ii) the obligation to absorb losses and the right to receive benefits from the CLOs and SASB that could be potentially significant through the subordinate interests we own.
The following table details the assets and liabilities of our consolidated CLOs and SASB as of March 31, 2024 and December 31, 2023 (amounts in thousands):

	March 31, 2024	December 31, 2023
Assets:
Cash and cash equivalents	$136,858	$33,175
Loans held-for-investment	3,847,992	4,210,097
Investment securities	9,326	9,946
Accrued interest receivable	24,408	26,355
Other assets	5,304	9,197
Total Assets	$4,023,888	$4,288,770
Liabilities
Accounts payable, accrued expenses and other liabilities	$20,100	$21,174
Collateralized loan obligations and single asset securitization, net	3,223,867	3,491,292
Total Liabilities	$3,243,967	$3,512,466
Assets held by the CLOs and SASB are restricted and can be used only to settle obligations of the CLOs and SASB, including the subordinate interests owned by us. The liabilities of the CLOs and SASB are non-recourse to us and can only be satisfied from the assets of the CLOs and SASB.
We also hold controlling interests in other non-securitization entities that are considered VIEs. The Woodstar Fund, Woodstar Feeder Fund, L.P. and one of the Woodstar Fund’s indirect investees, SPT Dolphin Intermediate LLC (“SPT Dolphin”), the entity which holds the Woodstar II Portfolio, are each VIEs because the third party interest holders do not carry kick-out rights or substantive participating rights. We were deemed to be the primary beneficiary of those VIEs because we possess both the power to direct the activities of the VIEs that most significantly impact their economic performance and a significant economic interest in each entity. The Woodstar Fund had total assets of $2.0 billion, including its indirect investment in SPT Dolphin, and no significant liabilities as of March 31, 2024. As of March 31, 2024, Woodstar Feeder Fund, L.P. and its consolidated subsidiary which is also considered a VIE, Woodstar Feeder REIT, LLC, had a $0.6 billion investment in the Woodstar Fund, had no significant liabilities and had temporary equity of $0.4 billion consisting of the contingently redeemable non-controlling interests of the third party investors (see Note 17).
We also hold a 51% controlling interest in a joint venture (the “CMBS JV”) within our Investing and Servicing Segment, which is considered a VIE because the third party interest holder does not carry kick-out rights or substantive participating rights. We are deemed the primary beneficiary of the CMBS JV. This VIE had total assets of $303.1 million and liabilities of $66.9 million as of March 31, 2024. Refer to Note 17 for further discussion.
In addition to the above non-securitization entities, we have smaller VIEs with total assets of $48.0 million and liabilities of $10.2 million as of March 31, 2024.
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
As noted above, we are not obligated to provide, nor have we provided, any financial support for any of our securitization VIEs, whether or not we are deemed to be the primary beneficiary. As such, the risk associated with our involvement in these VIEs is limited to the carrying value of our investment in the entity. As of March 31, 2024, our maximum risk of loss related to securitization VIEs in which we were not the primary beneficiary was $19.5 million on a fair value basis.
As of March 31, 2024, the securitization VIEs which we do not consolidate had debt obligations to beneficial interest holders with unpaid principal balances, excluding the notional value of interest-only securities, of $3.9 billion. The corresponding assets are comprised primarily of commercial mortgage loans with unpaid principal balances corresponding to the amounts of the outstanding debt obligations.
We also hold passive non-controlling interests in certain unconsolidated entities that are considered VIEs. We are not the primary beneficiaries of these VIEs as we do not possess the power to direct the activities of the VIEs that most significantly impact their economic performance and therefore report our interests, which totaled $0.8 million as of March 31, 2024, within investments in unconsolidated entities on our condensed consolidated balance sheet. Our maximum risk of loss is limited to our carrying value of the investments.
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
Base Management Fee. For the three months ended March 31, 2024 and 2023, approximately $21.9 million and $21.8 million, respectively, was incurred for base management fees. As of both March 31, 2024 and December 31, 2023, there were $21.9 million of unpaid base management fees included in related-party payable in our condensed consolidated balance sheets.
Incentive Fee. For the three months ended March 31, 2024 and 2023, approximately $19.1 million and $12.4 million, respectively, was incurred for incentive fees. As of March 31, 2024 and December 31, 2023, there were $19.1 million and $19.5 million, respectively, of unpaid incentive fees included in related-party payable in our condensed consolidated balance sheets.
Expense Reimbursement. For the three months ended March 31, 2024 and 2023, approximately $0.5 million and $1.7 million, respectively, was incurred for executive compensation and other reimbursable expenses and recognized within general and administrative expenses in our condensed consolidated statements of operations. As of March 31, 2024 and December 31, 2023, there were $3.2 million and $3.4 million, respectively, of unpaid reimbursable executive compensation and other expenses included in related-party payable in our condensed consolidated balance sheets.
Equity Awards. In certain instances, we issue RSAs to certain employees of affiliates of our Manager who perform services for us. During the three months ended March 31, 2024 and 2023, we granted 924,092 and 226,955 RSAs, respectively, at grant date fair values of $18.8 million and $4.3 million, respectively. Expenses related to the vesting of awards to employees of affiliates of our Manager were $1.5 million and $2.2 million during the three months ended March 31, 2024 and 2023, respectively, and are reflected in general and administrative expenses in our condensed consolidated statements of operations. These shares generally vest over a three-year period. Compensation expense related to the ESPP (refer to Note 17) for employees of affiliates of our Manager were not material during the three months ended March 31, 2024 and 2023, and are reflected in general and administrative expenses in our condensed consolidated statements of operations.

Manager Equity Plan
In April 2022, the Company’s shareholders approved the Starwood Property Trust, Inc. 2022 Manager Equity Plan (the “2022 Manager Equity Plan”) which replaces the Starwood Property Trust, Inc. 2017 Manager Equity Plan (the “2017 Manager Equity Plan”). In March 2024, we granted 1,300,000 RSUs to our Manager under the 2022 Manager Equity Plan. In November 2022, we granted 1,500,000 RSUs to our Manager under the 2022 Manager Equity Plan. In November 2020, we granted 1,800,000 RSUs to our Manager under the 2017 Manager Equity Plan. In connection with these grants and prior similar grants, we recognized share-based compensation expense of $4.8 million and $5.1 million within management fees in our condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023, respectively. Refer to Note 17 for further discussion.
Investments in Loans and Securities
In March 2022, we originated a new loan on the development and recapitalization of luxury rental cabins with a total commitment of $200.0 million, of which $149.0 million was outstanding as of March 31, 2024. The loan bears interest at SOFR + 6.50% plus fees and has a term of 24 months with three one-year extension options. Certain members of our executive team who also serve on our board of directors own minority equity interests in the borrower. In July 2023, we agreed to a 10-month 300 bps interest payment deferral, which amounted to $3.4 million as of March 31, 2024 . In January 2024, the interest payment deferral period was extended to December 2024.
In December 2012, the Company acquired 9,140,000 ordinary shares in SEREF, a debt fund that is externally managed by an affiliate of our Manager and is listed on the London Stock Exchange, for approximately $14.7 million, which equated to approximately 4% ownership of SEREF. During the three months ended March 31, 2024, 1,005,348 shares were redeemed by SEREF, for proceeds of $1.3 million, leaving 6,242,339 shares held as of March 31, 2024. There were no shares redeemed during the three months ended March 31, 2023. As of March 31, 2024, our shares represent an approximate 2.3% interest in SEREF. Refer to Note 5 for additional details.

We hold a 0.72% equity interest in a data center business in Ireland that had a carrying value of $7.3 million as of March 31, 2024. An investment fund and certain other entities affiliated with our Manager exercise a combined 50% voting interest in this entity. Refer to Note 8 for additional details.
Lease Arrangements
In March 2020, we entered into an office lease agreement with an entity which is controlled by our Chairman and CEO through majority equity ownership of the entity. The leased premises serve as our new Miami Beach office following the expiration of our former lease in Miami Beach. The lease, as amended in September 2022, is for 64,424 square feet of office space, commenced July 1, 2022 and has an initial term of 15 years from the monthly lease payment commencement date of November 1, 2022. The lease payments are based on an annual base rate of $52.00 per square foot that increases by 3% each November, plus our pro rata share of building operating expenses. Prior to the execution of this lease, we engaged an independent third party leasing firm and external counsel to advise the independent directors of our board of directors on market terms for the lease. The terms of the lease and subsequent amendment were approved by our independent directors. In April 2020, we provided a $1.9 million cash security deposit to the landlord. During the three months ended March 31, 2024 and 2023, we made payments to the landlord under the terms of the lease of $1.6 million and $1.4 million, respectively, for rent, parking and our pro rata share of building operating expenses. During the three months ended March 31, 2024 and 2023, we recognized $1.7 million and $1.6 million, respectively, of expenses with respect to this lease within general and administrative expenses in our condensed consolidated statements of operations.
Other Related-Party Arrangements
Highmark Residential (“Highmark”), an affiliate of our Manager, provides property management services for properties within our Woodstar I and Woodstar II Portfolios. Fees paid to Highmark are calculated as a percentage of gross receipts and are at market terms. During the three months ended March 31, 2024 and 2023, property management fees to Highmark of $1.6 million and $1.5 million, respectively, were recognized within our Woodstar Portfolios.

Refer to Note 17 to the consolidated financial statements included in our Form 10-K for further discussion of related-party agreements.

17. Stockholders’ Equity and Non-Controlling Interests
During the three months ended March 31, 2024, our board of directors declared the following dividends:

Declaration Date	Record Date	Ex-Dividend Date	Payment Date	Amount	Frequency
3/15/24	3/29/24	3/27/24	4/15/24	$0.48	Quarterly
ATM Agreement
In May 2022, we entered into a Starwood Property Trust, Inc. Common Stock Sales Agreement (the “ATM Agreement”) with a syndicate of financial institutions to sell shares of the Company’s common stock of up to $500.0 million from time to time, through an “at the market” equity offering program. Sales of shares under the ATM Agreement are made by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale or at negotiated prices. There were no shares issued under the ATM Agreement during the three months ended March 31, 2024 and 2023.
Dividend Reinvestment and Direct Stock Purchase Plan
During the three months ended March 31, 2024 and 2023, shares issued under the Starwood Property Trust, Inc. Dividend Reinvestment and Direct Stock Purchase Plan (the “DRIP Plan”) were not material.
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
During the three months ended March 31, 2024 and 2023, 66,315 and 65,026 shares, respectively, of common stock were purchased by participants at a weighted average discounted purchase price of $17.09 and $14.91 per share, respectively. During the three months ended March 31, 2024 and 2023, the Company recognized $0.3 million and $0.2 million, respectively, of compensation expense related to its ESPP based on the estimated fair value of the discounted purchase options granted to the participants as of the beginning of the quarterly offering period determined using the Black-Scholes option pricing model.
As of March 31, 2024, there were 1.7 million shares of common stock available for future issuance through the ESPP.

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
The table below summarizes our share awards granted or vested under the 2017 and 2022 Manager Equity Plans during the three months ended March 31, 2024 and 2023 (dollar amounts in thousands):

Grant Date	Type	Amount Granted	Grant Date Fair Value	Vesting Period
March 2024	RSU	1,300,000	$26,104	3 years
November 2022	RSU	1,500,000	$31,605	3 years
November 2020	RSU	1,800,000	$30,078	3 years

Schedule of Non-Vested Shares and Share Equivalents (1)

	Equity Plan	Manager Equity Plan	Total	Weighted Average Grant Date Fair Value (per share)
Balance as of January 1, 2024	2,571,728	875,000	3,446,728	$21.08
Granted	1,785,570	1,300,000	3,085,570	20.23
Vested	(1,623,734)	(233,333)	(1,857,067)	21.21
Forfeited	(3,731)	—	(3,731)	21.69
Balance as of March 31, 2024	2,729,833	1,941,667	4,671,500	20.47
(1)    Equity-based award activity for awards granted under the 2017 and 2022 Equity Plans is reflected within the Equity Plan column, and for awards granted under the 2017 and 2022 Manager Equity Plans, within the Manager Equity Plan column.
As of March 31, 2024, there were 13.4 million shares of common stock available for future grants under the 2022 Manager Equity Plan and the 2022 Equity Plan.
Non-Controlling Interests in Consolidated Subsidiaries
As discussed in Note 2, on November 5, 2021 we sold a 20.6% non-controlling interest in the Woodstar Fund to third party investors for net cash proceeds of $214.2 million. Under the Woodstar Fund operating agreement, such interests are contingently redeemable by us, at the option of the interest holder, for cash at liquidation fair value if any assets remain upon termination of the Woodstar Fund. The Woodstar Fund operating agreement specifies an eight-year term with two one-year extension options, the first at our option and the second subject to consent of an advisory committee representing the non-controlling interest holders. Accordingly, these contingently redeemable non-controlling interests have been classified as “Temporary Equity” in our condensed consolidated balance sheets and represent the fair value of the Woodstar Fund’s net assets allocable to those interests. During the three months ended March 31, 2024 and 2023, net income attributable to these non-controlling interests was $1.6 million and $2.3 million, respectively.
In connection with our Woodstar II Portfolio acquisitions, we issued 10.2 million Class A Units in our subsidiary, SPT Dolphin, and rights to receive an additional 1.9 million Class A Units if certain contingent events occur. As of March 31, 2024, all of the 1.9 million contingent Class A Units were issued. The Class A Units are redeemable for consideration equal to the current share price of the Company’s common stock on a one-for-one basis, with the consideration paid in either cash or the Company’s common stock, at the determination of the Company. There were 9.7 million Class A Units outstanding as of March 31, 2024. The outstanding Class A Units are reflected as non-controlling interests in consolidated subsidiaries on our condensed consolidated balance sheets, the balance of which was $207.1 million as of both March 31, 2024 and December 31, 2023.
To the extent SPT Dolphin has sufficient cash available, the Class A Units earn a preferred return indexed to the dividend rate of the Company’s common stock. Any distributions made pursuant to this waterfall are recognized within net income attributable to non-controlling interests in our condensed consolidated statements of operations. During both the three months ended March 31, 2024 and 2023, we recognized net income attributable to non-controlling interests of $4.7 million associated with these Class A Units.
As discussed in Note 15, we hold a 51% controlling interest in the CMBS JV within our Investing and Servicing Segment. Because the CMBS JV is deemed a VIE for which we are the primary beneficiary, the 49% interest of our joint venture partner is reflected as a non-controlling interest in consolidated subsidiaries on our condensed consolidated balance sheets, and any net income attributable to this 49% joint venture interest is reflected within net income attributable to non-controlling interests in our condensed consolidated statements of operations. The non-controlling interests in the CMBS JV were $124.9 million and $129.2 million as of March 31, 2024 and December 31, 2023, respectively. During the three months ended March 31, 2024 and 2023, net (loss) income attributable to these non-controlling interests was $(1.0) million and $0.7 million, respectively.

18. Earnings per Share
The following table provides a reconciliation of net income and the number of shares of common stock used in the computation of basic EPS and diluted EPS (amounts in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2024	2023
Basic Earnings
Income attributable to STWD common stockholders	$154,332	$51,974
Less: Income attributable to participating shares not already deducted as non-controlling interests	(2,576)	(1,811)
Basic earnings	$151,756	$50,163

Diluted Earnings
Income attributable to STWD common stockholders	$154,332	$51,974
Less: Income attributable to participating shares not already deducted as non-controlling interests	(2,576)	(1,811)
Add: Interest expense on Convertible Notes	7,005	*
Add: Undistributed earnings to participating shares	68	—
Less: Undistributed earnings reallocated to participating shares	(65)	—
Diluted earnings	$158,764	$50,163

Number of Shares:
Basic — Average shares outstanding	311,827	308,408
Effect of dilutive securities — Convertible Notes	18,344	*
Effect of dilutive securities — Contingently issuable shares	469	357
Effect of dilutive securities — Unvested non-participating shares	200	231
Diluted — Average shares outstanding	330,840	308,996

Earnings Per Share Attributable to STWD Common Stockholders:
Basic	$0.49	$0.16
Diluted	$0.48	$0.16
___________________________________________________
*    Our Convertible Notes were not dilutive for the three months ended March 31, 2023.
As of March 31, 2024 and 2023, participating shares of 13.8 million and 13.5 million, respectively, were excluded from the computation of diluted shares as their effect was already considered under the more dilutive two-class method used above. Such participating shares at March 31, 2024 and 2023 included 9.7 million and 9.8 million potential shares, respectively, of our common stock issuable upon redemption of the Class A Units in SPT Dolphin, as discussed in Note 17.

19. Accumulated Other Comprehensive Income
The changes in AOCI by component are as follows (amounts in thousands):

Cumulative Unrealized Gain (Loss) on Available-for- Sale Securities
Three Months Ended March 31, 2024
Balance at January 1, 2024	$15,352
OCI before reclassifications	(1,291)
Amounts reclassified from AOCI	—
Net period OCI	(1,291)
Balance at March 31, 2024	$14,061
Three Months Ended March 31, 2023
Balance at January 1, 2023	$20,955
OCI before reclassifications	(1,104)
Amounts reclassified from AOCI	—
Net period OCI	(1,104)
Balance at March 31, 2023	$19,851

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
Woodstar Fund Investments
The fair value of investments held by the Woodstar Fund is determined based on observable and unobservable market inputs. The initial fair value of the Woodstar Fund’s investments at its November 5, 2021 establishment date was determined by reference to the purchase price paid by third party investors, which was consistent with both a recent external appraisal as well as our extensive marketing efforts to sell interests in the Woodstar Fund, plus working capital. The fair value of the Woodstar Fund’s investments as of December 31, 2023 was determined by reference to an external appraisal as of that date.

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

For secured financing, we discounted the contractual cash flows at the interest rate at which such arrangements would bear if executed in the current market. The fair value of investment level working capital is assumed to approximate carrying value due to its primarily short-term monetary nature. The fair value of interest rate derivatives is determined using the methodology described in the Derivatives discussion below.

Internal valuations at interim quarter ends, including March 31, 2024, are prepared by management. The valuation of properties is based on a direct income capitalization approach, whereby a direct capitalization market rate is applied to annualized in-place net operating income at the portfolio level. The direct capitalization rate is initially calibrated to the implied rate from the latest appraisal and adjusted for subsequent changes in current market capitalization rates for sales of comparable multifamily properties. The valuations of secured financing agreements, working capital and interest rate derivatives are consistent with the methodologies described in the paragraph above.

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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level II of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level III inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of March 31, 2024 and December 31, 2023, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level II of the fair value hierarchy.
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
Fair Value on a Nonrecurring Basis
We determine the fair value of our financial assets and liabilities measured at fair value on a nonrecurring basis as follows:
Loans held-for-sale, infrastructure
We measure the fair value of infrastructure loans held-for-sale, which are carried at the lower of amortized cost or fair value, utilizing bids or purchase agreements received from third parties to acquire these assets. As these bids or purchase agreements represent quoted market prices, we have determined that the fair value of these assets would be classified in Level I of the fair value hierarchy.
Investments in unconsolidated entities, other equity investments
Our other equity investments set forth in Note 8 do not have readily determinable fair values. Therefore, we have elected the fair value practicability exception under ASC 321, Equity Securities, whereby we measure those investments within its scope at cost, less any impairment, plus or minus observable price changes from identical or similar investments of the same issuer. As such price changes represent observable market data, the fair value of the specific investments affected would be classified in Level II of the fair value hierarchy as of the date of the observable price change.
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
Fair Value Disclosures
The following tables present our financial assets and liabilities carried at fair value on a recurring basis in the consolidated balance sheets by their level in the fair value hierarchy as of March 31, 2024 and December 31, 2023 (amounts in thousands):

	March 31, 2024
	Total	Level I	Level II	Level III
Financial Assets:
Loans under fair value option	$2,642,219	$—	$—	$2,642,219
RMBS	100,319	—	—	100,319
CMBS	19,486	—	—	19,486
Equity security	7,265	7,265	—	—
Woodstar Fund investments	2,008,937	—	—	2,008,937
Domestic servicing rights	19,612	—	—	19,612
Derivative assets	82,916	—	82,916	—
VIE assets	41,633,853	—	—	41,633,853
Total	$46,514,607	$7,265	$82,916	$46,424,426
Financial Liabilities:
Derivative liabilities	$74,647	$—	$74,647	$—
VIE liabilities	40,065,423	—	34,706,906	5,358,517
Total	$40,140,070	$—	$34,781,553	$5,358,517

	December 31, 2023
	Total	Level I	Level II	Level III
Financial Assets:
Loans under fair value option	$2,645,637	$—	$—	$2,645,637
RMBS	102,368	—	—	102,368
CMBS	18,600	—	—	18,600
Equity security	8,340	8,340	—	—
Woodstar Fund investments	2,012,833	—	—	2,012,833
Domestic servicing rights	19,384	—	—	19,384
Derivative assets	63,437	—	63,437	—
VIE assets	43,786,356	—	—	43,786,356
Total	$48,656,955	$8,340	$63,437	$48,585,178
Financial Liabilities:
Derivative liabilities	$102,467	$—	$102,467	$—
VIE liabilities	42,175,734	—	36,570,938	5,604,796
Total	$42,278,201	$—	$36,673,405	$5,604,796

The changes in financial assets and liabilities classified as Level III are as follows for the three months ended March 31, 2024 and 2023 (amounts in thousands):

Three Months Ended March 31, 2024	Loans at Fair Value	RMBS	CMBS	Woodstar Fund Investments	Domestic Servicing Rights	VIE Assets	VIE Liabilities	Total
January 1, 2024 balance	$2,645,637	$102,368	$18,600	$2,012,833	$19,384	$43,786,356	$(5,604,796)	$42,980,382
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	(29,013)	—	607	(3,896)	228	(1,530,426)	112,113	(1,450,387)
Net accretion	—	1,167	—	—	—	—	—	1,167
Included in OCI	—	(1,291)	—	—	—	—	—	(1,291)
Purchases / Originations	289,508	—	—	—	—	—	—	289,508
Sales	(218,597)	—	—	—	—	—	—	(218,597)
Issuances	—	—	—	—	—	—	(3,166)	(3,166)
Cash repayments / receipts	(45,316)	(1,925)	(63)	—	—	—	(3,138)	(50,442)
Transfers into Level III	—	—	—	—	—	—	(465,410)	(465,410)
Transfers out of Level III	—	—	—	—	—	—	601,090	601,090
Deconsolidation of VIEs	—	—	342	—	—	(622,077)	4,790	(616,945)
March 31, 2024 balance	$2,642,219	$100,319	$19,486	$2,008,937	$19,612	$41,633,853	$(5,358,517)	$41,065,909
Amount of unrealized gains (losses) attributable to assets still held at March 31, 2024:
Included in earnings	$(40,815)	$1,167	$949	$(3,896)	$228	$(1,530,426)	$112,113	$(1,460,680)
Included in OCI	$—	$(1,291)	$—	$—	$—	$—	$—	$(1,291)

Three Months Ended March 31, 2023	Loans at Fair Value	RMBS	CMBS	Woodstar Fund Investments	Domestic Servicing Rights	VIE Assets	VIE Liabilities	Total
January 1, 2023 balance	$2,784,594	$113,386	$19,108	$1,761,002	$17,790	$52,453,041	$(5,505,943)	$51,642,978
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	8,901	—	(19)	1,160	304	(1,926,651)	153,053	(1,763,252)
Net accretion	—	1,222	—	—	—	—	—	1,222
Included in OCI	—	(1,104)	—	—	—	—	—	(1,104)
Purchases / Originations	69,200	—	—	—	—	—	—	69,200
Sales	(13,439)	—	—	—	—	—	—	(13,439)
Cash repayments / receipts	(38,367)	(2,435)	(144)	—	—	—	(1,109)	(42,055)
Transfers out of Level III	—	—	—	—	—	—	520,459	520,459
March 31, 2023 balance	$2,810,889	$111,069	$18,945	$1,762,162	$18,094	$50,526,390	$(4,833,540)	$50,414,009
Amount of unrealized gains (losses) attributable to assets still held at March 31, 2023:
Included in earnings	$6,205	$1,222	$(19)	$1,160	$304	$(1,926,651)	$153,053	$(1,764,726)
Included in OCI	$—	$(1,104)	$—	$—	$—	$—	$—	$(1,104)
Amounts were transferred from Level II to Level III due to a decrease in the observable relevant market activity and amounts were transferred from Level III to Level II due to an increase in the observable relevant market activity.

The following table presents the fair values of our financial instruments not carried at fair value on the consolidated balance sheets (amounts in thousands):

	March 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets not carried at fair value:
Loans	$16,654,011	$16,684,966	$17,574,249	$17,483,058
HTM debt securities	589,003	563,963	606,254	581,160
Financial liabilities not carried at fair value:
Secured financing agreements, CLOs and SASB (a)	$15,780,354	$15,726,523	$17,552,979	$17,466,172
Unsecured senior notes	2,751,666	2,721,859	2,158,888	2,128,835
__________________________________________________

(a)As of December 31, 2023, includes debt related to properties held-for-sale.
The following is quantitative information about significant unobservable inputs in our Level III measurements for those assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

	Carrying Value at March 31, 2024	Valuation Technique	Unobservable Input	Range (Weighted Average) as of (1)
				March 31, 2024	December 31, 2023
Loans under fair value option	$2,642,219	Discounted cash flow, market pricing	Coupon (d)	2.8% - 10.1% (4.6%)	2.8% - 9.9% (4.5%)
			Remaining contractual term (d)	4.0 - 38.3 years (26.5 years)	4.3 - 38.5 years (27.4 years)
			FICO score (a)	585 - 900 (749)	585 - 900 (749)
			LTV (b)	2% - 93% (65%)	5% - 140% (68%)
			Purchase price (d)	80.0% - 106.8% (101.3%)	80.0% - 108.6% (101.4%)
RMBS	100,319	Discounted cash flow	Constant prepayment rate (a)	2.2% - 9.1% (4.6%)	2.9% - 9.6% (5.2%)
			Constant default rate (b)	1.0% - 4.1% (1.7%)	1.0% - 4.2% (1.7%)
			Loss severity (b)	0% - 63% (13%) (f)	0% - 99% (17%) (f)
			Delinquency rate (c)	9% - 24% (14%)	8% - 25% (14%)
			Servicer advances (a)	27% - 79% (51%)	30% - 78% (51%)
			Annual coupon deterioration (b)	0% - 0.6% (0.1%)	0% - 1.3% (0.1%)
			Putback amount per projected total collateral loss (e)	0% - 8% (0.5%)	0% - 8% (0.5%)
CMBS	19,486	Discounted cash flow	Yield (b)	0% - 74.8% (11.1%)	0% - 540.1% (10.6%)
			Duration (c)	0 - 6.4 years (2.3 years)	0 - 6.7 years (2.4 years)
Woodstar Fund investments	2,008,937	Discounted cash flow	Discount rate - properties (b)	N/A	6.3% - 7.0% (6.7%)
			Discount rate - debt (a)	3.0% - 7.2% (5.5%)	3.0% - 6.9% (5.4%)
			Terminal capitalization rate (b)	N/A	4.8% - 5.5% (5.2%)
			Direct capitalization rate (b)	4.25% (4.25%)	4.25% (4.25%) (Implied)
Domestic servicing rights	19,612	Discounted cash flow	Debt yield (a)	8.50% (8.50%)	8.50% (8.50%)
			Discount rate (b)	15% (15%)	15% (15%)
VIE assets	41,633,853	Discounted cash flow	Yield (b)	0% - 551.8% (25.2%)	0% - 691.0% (15.9%)
			Duration (c)	0 - 9.7 years (2.0 years)	0 - 10.0 years (1.8 years)
VIE liabilities	5,358,517	Discounted cash flow	Yield (b)	0% - 551.8% (15.6%)	0% - 691.0% (11.4%)
			Duration (c)	0 - 9.7 years (1.7 years)	0 - 10.0 years (1.7 years)
______________________________________________________________________________________________________________________
(1)Unobservable inputs were weighted by the relative carrying value of the instruments as of March 31, 2024 and December 31, 2023.
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
(f)3% and 5% of the portfolio falls within a range of 45% - 80% as of March 31, 2024 and December 31, 2023, respectively.
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
Our TRSs engage in various real estate-related operations, including special servicing of commercial real estate, originating and securitizing mortgage loans, and investing in entities which engage in real estate-related operations. As of both March 31, 2024 and December 31, 2023, approximately $3.1 billion, of assets were owned by TRS entities. Our TRSs are not consolidated for U.S. federal income tax purposes, but are instead taxed as corporations. For financial reporting purposes, a provision for current and deferred taxes is established for the portion of earnings recognized by us with respect to our interest in TRSs.
The following table is a reconciliation of our U.S. federal income tax provision determined using our statutory federal tax rate to our reported income tax provision (benefit) for the three months ended March 31, 2024 and 2023 (dollars in thousands):

	For the Three Months Ended March 31,
	2024		2023
Federal statutory tax rate	$33,824	21.0%	$10,703	21.0%
REIT and other non-taxable income	(32,915)	(20.5)%	(17,727)	(34.8)%
State income taxes	298	0.2%	(2,308)	(4.5)%
Federal benefit of state tax deduction	(63)	—%	485	1.0%
Other	62	—%	52	—%
Effective tax rate	$1,206	0.7%	$(8,795)	(17.3)%

For the three months ended March 31, 2024 and 2023, we have utilized the discrete effective tax rate method, as allowed by ASC 740-270-30-18, “Income Taxes—Interim Reporting,” to calculate our interim income tax expense (benefit). The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year to date period as if it was the annual period and determines the income tax expense or benefit on that basis. We believe that due to market dislocation and volatility, particularly with respect to the Company's residential assets that are housed in TRSs, the use of the discrete method is more appropriate at this time than the annual effective tax rate method due to the high degree of uncertainty in estimating annual pretax earnings.
22. Commitments and Contingencies

As of March 31, 2024, our Commercial and Residential Lending Segment had future commercial loan funding commitments totaling $1.4 billion, of which we expect to fund $1.1 billion. These future funding commitments primarily relate to construction projects, capital improvements, tenant improvements and leasing commissions. In connection with the prior sale of a $433.1 million first mortgage loan on an office and retail center in Los Angeles, for which we retained the mezzanine loan ($81.6 million amortized cost and $10.2 million unfunded commitment as of March 31, 2024), we entered into various guarantees, including a carry guaranty and a guaranty related to tenant improvement and leasing commission deficiencies. These guarantees provide for the payment of approximately $70.0 million by us to the senior lender in the event that the first mortgage loan is foreclosed. The loan is currently performing and the senior lender obtained an appraisal during the three months ended March 31, 2024 indicating full recovery in excess of the outstanding debt. As a result, we do not believe foreclosure is probable at this time and thus no liability has been recorded as of March 31, 2024.

As of March 31, 2024, our Infrastructure Lending Segment had future infrastructure loan funding commitments totaling $183.2 million, including $117.1 million under revolvers and letters of credit (“LCs”), and $66.1 million under delayed draw term loans. As of March 31, 2024, $12.6 million of revolvers and LCs were outstanding.
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
The table below presents our results of operations for the three months ended March 31, 2024 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Revenues:
Interest income from loans	$394,472	$66,398	$—	$2,622	$—	$463,492	$—	$463,492
Interest income from investment securities	31,405	138	—	21,144	—	52,687	(34,481)	18,206
Servicing fees	128	—	—	13,039	—	13,167	(3,478)	9,689
Rental income	3,565	—	20,775	4,507	—	28,847	—	28,847
Other revenues	983	392	127	748	604	2,854	—	2,854
Total revenues	430,553	66,928	20,902	42,060	604	561,047	(37,959)	523,088
Costs and expenses:
Management fees	192	—	—	—	45,822	46,014	—	46,014
Interest expense	236,149	38,973	13,298	8,317	59,429	356,166	(210)	355,956
General and administrative	16,828	5,955	1,263	23,467	3,150	50,663	—	50,663
Costs of rental operations	2,025	—	5,707	2,612	—	10,344	—	10,344
Depreciation and amortization	1,949	14	5,855	1,749	251	9,818	—	9,818
Credit loss provision, net	34,977	862	—	—	—	35,839	—	35,839
Other expense	730	—	—	(56)	—	674	—	674
Total costs and expenses	292,850	45,804	26,123	36,089	108,652	509,518	(210)	509,308
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	—	10,086	10,086
Change in fair value of servicing rights	—	—	—	(3,381)	—	(3,381)	3,609	228
Change in fair value of investment securities, net	(6,991)	—	—	(16,458)	—	(23,449)	24,364	915
Change in fair value of mortgage loans, net	(40,677)	—	—	11,664	—	(29,013)	—	(29,013)
Income from affordable housing fund investments	—	—	9,448	—	—	9,448	—	9,448
Earnings from unconsolidated entities	7,345	327	—	313	—	7,985	(310)	7,675
(Loss) gain on sale of investments and other assets, net	(41)	—	92,003	—	—	91,962	—	91,962
Gain (loss) on derivative financial instruments, net	110,952	122	1,721	3,012	(13,868)	101,939	—	101,939
Foreign currency (loss) gain, net	(41,818)	(84)	32	—	—	(41,870)	—	(41,870)
Gain (loss) on extinguishment of debt	315	(560)	(1,209)	—	—	(1,454)	—	(1,454)
Other (loss) income, net	(2,676)	40	—	6	—	(2,630)	—	(2,630)
Total other income (loss)	26,409	(155)	101,995	(4,844)	(13,868)	109,537	37,749	147,286
Income (loss) before income taxes	164,112	20,969	96,774	1,127	(121,916)	161,066	—	161,066
Income tax (provision) benefit	(721)	128	—	(613)	—	(1,206)	—	(1,206)
Net income (loss)	163,391	21,097	96,774	514	(121,916)	159,860	—	159,860
Net (income) loss attributable to non-controlling interests	(3)	—	(6,225)	700	—	(5,528)	—	(5,528)
Net income (loss) attributable to Starwood Property Trust, Inc.	$163,388	$21,097	$90,549	$1,214	$(121,916)	$154,332	$—	$154,332

The table below presents our results of operations for the three months ended March 31, 2023 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Revenues:
Interest income from loans	$375,601	$54,760	$—	$547	$—	$430,908	$—	$430,908
Interest income from investment securities	32,521	1,338	—	22,785	—	56,644	(38,007)	18,637
Servicing fees	159	—	—	9,834	—	9,993	(2,737)	7,256
Rental income	1,981	—	23,695	6,613	—	32,289	—	32,289
Other revenues	344	216	103	383	278	1,324	—	1,324
Total revenues	410,606	56,314	23,798	40,162	278	531,158	(40,744)	490,414
Costs and expenses:
Management fees	218	—	—	—	39,322	39,540	—	39,540
Interest expense	226,393	32,818	12,599	7,429	56,272	335,511	(210)	335,301
General and administrative	11,893	3,964	952	20,047	5,252	42,108	—	42,108
Costs of rental operations	2,451	—	5,549	3,666	—	11,666	—	11,666
Depreciation and amortization	1,631	30	8,108	2,647	—	12,416	—	12,416
Credit loss provision, net	30,790	12,404	—	—	—	43,194	—	43,194
Other expense	1,039	8	—	70	—	1,117	—	1,117
Total costs and expenses	274,415	49,224	27,208	33,859	100,846	485,552	(210)	485,342
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	—	41,138	41,138
Change in fair value of servicing rights	—	—	—	(50)	—	(50)	354	304
Change in fair value of investment securities, net	14,866	—	—	(14,459)	—	407	(325)	82
Change in fair value of mortgage loans, net	8,262	—	—	639	—	8,901	—	8,901
Income from affordable housing fund investments	—	—	12,965	—	—	12,965	—	12,965
Earnings (loss) from unconsolidated entities	939	1,740	—	679	—	3,358	(633)	2,725
Gain on sale of investments and other assets, net	—	—	—	190	—	190	—	190
(Loss) gain on derivative financial instruments, net	(34,363)	(51)	(1,217)	(3,467)	6,270	(32,828)	—	(32,828)
Foreign currency gain, net	14,930	75	14	—	—	15,019	—	15,019
Loss on extinguishment of debt	(61)	—	—	—	—	(61)	—	(61)
Other loss, net	(2,541)	—	—	—	—	(2,541)	—	(2,541)
Total other income (loss)	2,032	1,764	11,762	(16,468)	6,270	5,360	40,534	45,894
Income (loss) before income taxes	138,223	8,854	8,352	(10,165)	(94,298)	50,966	—	50,966
Income tax benefit	6,557	46	—	2,192	—	8,795	—	8,795
Net income (loss)	144,780	8,900	8,352	(7,973)	(94,298)	59,761	—	59,761
Net income attributable to non-controlling interests	(3)	—	(6,978)	(806)	—	(7,787)	—	(7,787)
Net income (loss) attributable to Starwood Property Trust, Inc.	$144,777	$8,900	$1,374	$(8,779)	$(94,298)	$51,974	$—	$51,974

The table below presents our consolidated balance sheet as of March 31, 2024 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Assets:
Cash and cash equivalents	$9,602	$137,049	$29,103	$8,340	$143,269	$327,363	$—	$327,363
Restricted cash	11,506	41,394	1,031	6,862	64,548	125,341	—	125,341
Loans held-for-investment, net	14,221,471	2,376,191	—	9,200	—	16,606,862	—	16,606,862
Loans held-for-sale	2,518,600	47,149	—	123,619	—	2,689,368	—	2,689,368
Investment securities	1,113,081	18,422	—	1,124,724	—	2,256,227	(1,540,154)	716,073
Properties, net	434,365	—	551,502	58,698	—	1,044,565	—	1,044,565
Investments of consolidated affordable housing fund	—	—	2,008,937	—	—	2,008,937	—	2,008,937
Investments in unconsolidated entities	25,371	53,018	—	33,154	—	111,543	(14,616)	96,927
Goodwill	—	119,409	—	140,437	—	259,846	—	259,846
Intangible assets	12,724	—	24,505	60,293	—	97,522	(34,255)	63,267
Derivative assets	73,830	216	4,280	4,590	—	82,916	—	82,916
Accrued interest receivable	179,147	11,750	1,484	1,939	178	194,498	—	194,498
Other assets	186,807	5,745	61,505	17,296	48,500	319,853	—	319,853
VIE assets, at fair value	—	—	—	—	—	—	41,633,853	41,633,853
Total Assets	$18,786,504	$2,810,343	$2,682,347	$1,589,152	$256,495	$26,124,841	$40,044,828	$66,169,669
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$127,023	$24,337	$10,730	$28,936	$68,972	$259,998	$—	$259,998
Related-party payable	—	—	—	—	44,226	44,226	—	44,226
Dividends payable	—	—	—	—	153,174	153,174	—	153,174
Derivative liabilities	22,074	—	—	261	52,312	74,647	—	74,647
Secured financing agreements, net	9,051,746	1,069,519	598,850	521,399	1,335,623	12,577,137	(20,650)	12,556,487
Collateralized loan obligations and single asset securitization, net	2,406,928	816,939	—	—	—	3,223,867	—	3,223,867
Unsecured senior notes, net	—	—	—	—	2,751,666	2,751,666	—	2,751,666
VIE liabilities, at fair value	—	—	—	—	—	—	40,065,423	40,065,423
Total Liabilities	11,607,771	1,910,795	609,580	550,596	4,405,973	19,084,715	40,044,773	59,129,488
Temporary Equity: Redeemable non-controlling interests	—	—	415,485	—	—	415,485	—	415,485
Permanent Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Common stock	—	—	—	—	3,234	3,234	—	3,234
Additional paid-in capital	1,486,260	705,773	(615,052)	(663,588)	4,972,459	5,885,852	—	5,885,852
Treasury stock	—	—	—	—	(138,022)	(138,022)	—	(138,022)
Retained earnings (accumulated deficit)	5,678,294	193,775	2,065,089	1,557,613	(8,987,149)	507,622	—	507,622
Accumulated other comprehensive income	14,061	—	—	—	—	14,061	—	14,061
Total Starwood Property Trust, Inc. Stockholders’ Equity	7,178,615	899,548	1,450,037	894,025	(4,149,478)	6,272,747	—	6,272,747
Non-controlling interests in consolidated subsidiaries	118	—	207,245	144,531	—	351,894	55	351,949
Total Permanent Equity	7,178,733	899,548	1,657,282	1,038,556	(4,149,478)	6,624,641	55	6,624,696
Total Liabilities and Equity	$18,786,504	$2,810,343	$2,682,347	$1,589,152	$256,495	$26,124,841	$40,044,828	$66,169,669

The table below presents our consolidated balance sheet as of December 31, 2023 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Assets:
Cash and cash equivalents	$8,823	$56,300	$19,957	$22,011	$87,569	$194,660	$—	$194,660
Restricted cash	23,902	28,693	1,016	5,175	58,526	117,312	—	117,312
Loans held-for-investment, net	15,069,389	2,495,660	—	9,200	—	17,574,249	—	17,574,249
Loans held-for-sale	2,604,594	—	—	41,043	—	2,645,637	—	2,645,637
Investment securities	1,147,829	19,042	—	1,147,550	—	2,314,421	(1,578,859)	735,562
Properties, net	431,155	—	555,455	59,774	—	1,046,384	—	1,046,384
Properties held-for-sale, net	—	—	290,937	—	—	290,937	—	290,937
Investments of consolidated affordable housing fund	—	—	2,012,833	—	—	2,012,833	—	2,012,833
Investments in unconsolidated entities	19,151	52,691	—	33,134	—	104,976	(14,600)	90,376
Goodwill	—	119,409	—	140,437	—	259,846	—	259,846
Intangible assets	13,415	—	25,432	63,985	—	102,832	(37,865)	64,967
Derivative assets	55,559	84	5,638	2,156	—	63,437	—	63,437
Accrued interest receivable	180,441	12,485	1,502	1,369	5,070	200,867	—	200,867
Other assets	301,436	3,486	50,459	15,828	49,564	420,773	—	420,773
VIE assets, at fair value	—	—	—	—	—	—	43,786,356	43,786,356
Total Assets	$19,855,694	$2,787,850	$2,963,229	$1,541,662	$200,729	$27,349,164	$42,155,032	$69,504,196
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$106,236	$45,232	$12,225	$44,452	$85,297	$293,442	$—	$293,442
Related-party payable	—	—	—	—	44,816	44,816	—	44,816
Dividends payable	—	—	—	—	152,888	152,888	—	152,888
Derivative liabilities	54,066	—	—	—	48,401	102,467	—	102,467
Secured financing agreements, net	10,368,668	1,088,965	598,350	495,857	1,336,913	13,888,753	(20,757)	13,867,996
Collateralized loan obligations and single asset securitization, net	2,674,938	816,354	—	—	—	3,491,292	—	3,491,292
Unsecured senior notes, net	—	—	—	—	2,158,888	2,158,888	—	2,158,888
Debt related to properties held-for-sale	—	—	193,691	—	—	193,691	—	193,691
VIE liabilities, at fair value	—	—	—	—	—	—	42,175,734	42,175,734
Total Liabilities	13,203,908	1,950,551	804,266	540,309	3,827,203	20,326,237	42,154,977	62,481,214
Temporary Equity: Redeemable non-controlling interests	—	—	414,348	—	—	414,348	—	414,348
Permanent Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Common stock	—	—	—	—	3,208	3,208	—	3,208
Additional paid-in capital	1,121,413	664,621	(437,169)	(705,176)	5,220,981	5,864,670	—	5,864,670
Treasury stock	—	—	—	—	(138,022)	(138,022)	—	(138,022)
Retained earnings (accumulated deficit)	5,514,906	172,678	1,974,539	1,556,399	(8,712,641)	505,881	—	505,881
Accumulated other comprehensive income	15,352	—	—	—	—	15,352	—	15,352
Total Starwood Property Trust, Inc. Stockholders’ Equity	6,651,671	837,299	1,537,370	851,223	(3,626,474)	6,251,089	—	6,251,089
Non-controlling interests in consolidated subsidiaries	115	—	207,245	150,130	—	357,490	55	357,545
Total Permanent Equity	6,651,786	837,299	1,744,615	1,001,353	(3,626,474)	6,608,579	55	6,608,634
Total Liabilities and Equity	$19,855,694	$2,787,850	$2,963,229	$1,541,662	$200,729	$27,349,164	$42,155,032	$69,504,196

24. Subsequent Events
Our significant events subsequent to March 31, 2024 were as follows:
Collateralized Loan Obligations
In May 2024, we refinanced a $400 million pool of our infrastructure loans held-for-investment through a CLO, STWD 2024-FL3, with $330 million of third party financing at a weighted average coupon of SOFR + 2.18%. The CLO contains a reinvestment feature that, subject to certain eligibility criteria, allows us to contribute new loans or participation interests in loans to the CLO for a period of three years.
Refinancing of Medical Office Portfolio
In May 2024, we priced the refinancing of $600.0 million of outstanding debt on our Medical Office Portfolio due November, 2024 with $450.5 million of senior securitized mortgage debt and a $39.5 million mezzanine loan. The refinance proceeds will carry an initial term of two years, followed by three successive one-year extension options and a weighted average coupon of SOFR + 2.52%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the information included elsewhere in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (our “Form 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ significantly from the results discussed in the forward-looking statements. See “Special Note Regarding Forward-Looking Statements” at the beginning of this Quarterly Report on Form 10-Q.
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

We have four reportable business segments as of March 31, 2024 and we refer to the investments within these segments as our target assets:
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
Economic Environment

During 2023, inflation began to moderate as a result of the monetary policy tightening actions taken by the Federal Reserve, including repeatedly raising interest rates. While it is possible that the Federal Reserve may begin to lower interest rates later in 2024, interest rates may remain at or near recent highs or may increase, which creates further uncertainty for the economy and for our borrowers. Although our business model is such that rising interest rates will, all else equal, correlate to increases in our net income, elevated interest rates over time may adversely affect our existing borrowers and lead to nonperformance as higher costs may dampen consumer spending and slow income growth, which may negatively impact the collateral underlying certain of our loans. Additionally, higher interest rates could adversely affect the value of commercial real estate we own and that collateralizes our loans. It remains difficult to predict the full impact of recent events and any future changes in interest rates or inflation.

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
Developments During the First Quarter of 2024
Commercial and Residential Lending Segment
•Funded $128.1 million of previously originated commercial loan commitments and investment securities.
•Received gross proceeds of $909.4 million ($457.4 million, net of debt repayments) from maturities and principal repayments on our commercial loans and investment securities.
Infrastructure Lending Segment
•Acquired $120.2 million of infrastructure loans and funded $42.5 million of pre-existing infrastructure loan commitments.
•Received proceeds of $209.8 million from principal repayments on our infrastructure loans and bonds.
Property
•Sold the 16 retail properties which comprised our Property Segment's Master Lease Portfolio for net proceeds of $188.0 million, recognizing a net gain of $90.8 million.
Investing and Servicing
•Originated commercial conduit loans of $293.3 million.
•Received proceeds of $218.6 million from sales of previously originated commercial conduit loans.
•Obtained one new special servicing assignment for a CMBS trust with a total unpaid principal balance of $1.1 billion, while $3.7 billion matured, bringing our total named special servicing portfolio to $96.1 billion.

Corporate
•Issued $600.0 million of 7.25% Senior Notes due 2029 (the “2029 Senior Notes”) and swapped the notes to a floating rate of SOFR + 3.25%.
Subsequent Events
Refer to Note 24 to the Condensed Consolidated Financial Statements for disclosure regarding significant transactions that occurred subsequent to March 31, 2024.

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
The following table compares our summarized results of operations for the three months ended March 31, 2024, December 31, 2023, and March 31, 2023 by business segment (amounts in thousands):

				$ Change	$ Change
	For the Three Months Ended			March 31, 2024 vs.	March 31, 2024 vs.
Revenues:	March 31, 2024	December 31, 2023	March 31, 2023	December 31, 2023	March 31, 2023
Commercial and Residential Lending Segment	$430,553	$426,132	$410,606	$4,421	$19,947
Infrastructure Lending Segment	66,928	64,363	56,314	2,565	10,614
Property Segment	20,902	23,091	23,798	(2,189)	(2,896)
Investing and Servicing Segment	42,060	48,490	40,162	(6,430)	1,898
Corporate	604	450	278	154	326
Securitization VIE eliminations	(37,959)	(40,248)	(40,744)	2,289	2,785
	523,088	522,278	490,414	810	32,674
Costs and expenses:
Commercial and Residential Lending Segment	292,850	289,347	274,415	3,503	18,435
Infrastructure Lending Segment	45,804	42,590	49,224	3,214	(3,420)
Property Segment	26,123	29,148	27,208	(3,025)	(1,085)
Investing and Servicing Segment	36,089	40,392	33,859	(4,303)	2,230
Corporate	108,652	108,660	100,846	(8)	7,806
Securitization VIE eliminations	(210)	(213)	(210)	3	—
	509,308	509,924	485,342	(616)	23,966
Other income (loss):
Commercial and Residential Lending Segment	26,409	(23,363)	2,032	49,772	24,377
Infrastructure Lending Segment	(155)	4,683	1,764	(4,838)	(1,919)
Property Segment	101,995	35,150	11,762	66,845	90,233
Investing and Servicing Segment	(4,844)	21,965	(16,468)	(26,809)	11,624
Corporate	(13,868)	12,131	6,270	(25,999)	(20,138)
Securitization VIE eliminations	37,749	40,035	40,534	(2,286)	(2,785)
	147,286	90,601	45,894	56,685	101,392
Income (loss) before income taxes:
Commercial and Residential Lending Segment	164,112	113,422	138,223	50,690	25,889
Infrastructure Lending Segment	20,969	26,456	8,854	(5,487)	12,115
Property Segment	96,774	29,093	8,352	67,681	88,422
Investing and Servicing Segment	1,127	30,063	(10,165)	(28,936)	11,292
Corporate	(121,916)	(96,079)	(94,298)	(25,837)	(27,618)
Securitization VIE eliminations	—	—	—	—	—
	161,066	102,955	50,966	58,111	110,100
Income tax (provision) benefit	(1,206)	(18,315)	8,795	17,109	(10,001)
Net income attributable to non-controlling interests	(5,528)	(13,679)	(7,787)	8,151	2,259
Net income attributable to Starwood Property Trust, Inc.	$154,332	$70,961	$51,974	$83,371	$102,358

Three Months Ended March 31, 2024 Compared to the Three Months Ended December 31, 2023
Commercial and Residential Lending Segment

Revenues

For the three months March 31, 2024, revenues of our Commercial and Residential Lending Segment increased $4.5 million to $430.6 million, compared to $426.1 million for the three months ended December 31, 2023. This increase was primarily due to an increase in interest income from loans of $3.6 million. The increase in interest income from loans reflects (i) a $4.4 million increase from commercial loans reflecting higher prepayment related income, partially offset by the effects of lower average balances and interest rate spreads, and (ii) a $0.8 million decrease from residential loans reflecting lower average balances.

Costs and Expenses

For the three months ended March 31, 2024, costs and expenses of our Commercial and Residential Lending Segment increased $3.5 million to $292.8 million, compared to $289.3 million for the three months ended December 31, 2023. This increase was primarily due to increases of $9.7 million in the credit loss provision and $3.2 million in general and administrative expenses, partially offset by a $10.4 million decrease in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio. The increase in the credit loss provision was primarily due to us selecting the most unfavorable modeled macroeconomic forecast for office and retail loans in the first quarter of 2024. The decrease in interest expense was primarily due to lower average borrowings outstanding due to paydowns from excess cash balances.

Net Interest Income (amounts in thousands)

	For the Three Months Ended
	March 31, 2024	December 31, 2023	Change
Interest income from loans	$394,472	$390,873	$3,599
Interest income from investment securities	31,405	32,668	(1,263)
Interest expense	(236,149)	(246,576)	10,427
Net interest income	$189,728	$176,965	$12,763

For the three months ended March 31, 2024, net interest income of our Commercial and Residential Lending Segment increased $12.7 million to $189.7 million, compared to $177.0 million for the three months ended December 31, 2023. This increase reflects a net increase in interest income and the decrease in interest expense on our secured financing facilities, both as discussed in the sections above.

During the three months ended March 31, 2024 and December 31, 2023, the weighted average unlevered yields on the Commercial and Residential Lending Segment’s loans and investment securities, excluding retained RMBS and loans for which interest income is not recognized, were as follows:

	For the Three Months Ended
	March 31, 2024	December 31, 2023
Commercial	9.6%	9.7%
Residential	5.1%	5.3%
Overall	8.9%	9.0%

For the three months ended March 31, 2024, the weighted average unlevered yield on our commercial loans decreased slightly primarily due to lower average interest rate spreads. The weighted average unlevered yield on our residential loans decreased primarily due to prepayments of higher rate loans.

During both the three months ended March 31, 2024 and December 31, 2023, the Commercial and Residential Lending Segment’s weighted average secured borrowing rate, inclusive of the amortization of deferred financing fees, was 7.6%. Interest rate hedges had the effect of reducing these weighted average borrowing costs to 6.7% and 6.8% during the three months ended March 31, 2024 and December 31, 2023, respectively.

Other Income (Loss)

For the three months ended March 31, 2024, other income of our Commercial and Residential Lending Segment increased $49.8 million to income of $26.4 million compared to a loss of $23.4 million for the three months ended December 31, 2023. This increase was primarily due to (i) a $268.8 million favorable change in gain (loss) on derivatives and (ii) the nonrecurrence of $101.1 million of property impairment losses recognized in the fourth quarter of 2023, both partially offset by (iii) a $191.9 million unfavorable change in fair value of residential loans and (iv) a $120.6 million unfavorable change in foreign currency gain (loss). The favorable change in gain (loss) on derivatives in the first quarter of 2024 reflects a $137.2 million favorable change on interest rate swaps principally related to residential loans, which partially offsets the unfavorable change in fair value of those loans, and a $131.6 million favorable change in gain (loss) on foreign currency hedges. The interest rate swaps are used primarily to hedge our interest rate risk on residential loans held-for-sale and to fix our interest rate payments on certain variable rate borrowings which fund fixed rate investments. The foreign currency hedges are used to fix the U.S. dollar amounts of cash flows (both interest and principal payments) we expect to receive from our foreign currency denominated loans and investments. The unfavorable change in foreign currency gain (loss) and the favorable change in gain (loss) on foreign currency hedges reflect the strengthening of the U.S. dollar against the pound sterling (“GBP”), Euro (“EUR”) and Australian dollar (“AUD”), in the first quarter of 2024, compared to a weakening of the U.S. dollar against the GBP and EUR, partially offset by a strengthening against the AUD, in the fourth quarter of 2023.

Infrastructure Lending Segment

Revenues

For the three months ended March 31, 2024, revenues of our Infrastructure Lending Segment increased $2.5 million to $66.9 million, compared to $64.4 million for the three months ended December 31, 2023. This was primarily due to an increase in interest income from loans of $2.5 million reflecting higher average loan balances and prepayment related income.

Costs and Expenses

For the three months ended March 31, 2024, costs and expenses of our Infrastructure Lending Segment increased $3.2 million to $45.8 million, compared to $42.6 million for the three months ended December 31, 2023. The increase was primarily due to increases of $1.9 million in general and administrative expenses and $1.1 million in interest expense associated with the various secured financing facilities used to fund this segment’s investment portfolio. The increase in interest expense was primarily due to higher average borrowings outstanding.

Net Interest Income (amounts in thousands)

	For the Three Months Ended
	March 31, 2024	December 31, 2023	Change
Interest income from loans	$66,398	$63,915	$2,483
Interest income from investment securities	138	147	(9)
Interest expense	(38,973)	(37,828)	(1,145)
Net interest income	$27,563	$26,234	$1,329

For the three months ended March 31, 2024, net interest income of our Infrastructure Lending Segment increased $1.4 million to $27.6 million, compared to $26.2 million for the three months ended December 31, 2023. The increase reflects the increase in interest income, partially offset by the increase in interest expense on the secured financing facilities, both as discussed in the sections above.

During both the three months ended March 31, 2024 and December 31, 2023, the weighted average unlevered yield on the Infrastructure Lending Segment’s loans and investment securities, excluding those for which interest income is not recognized, was 10.4%.

During both the three months ended March 31, 2024 and December 31, 2023, the Infrastructure Lending Segment’s weighted average secured borrowing rate, inclusive of the amortization of deferred financing fees, was 8.0%.

Other (Loss) Income

For the three months ended March 31, 2024, other income of our Infrastructure Lending Segment decreased $4.9 million to a loss of $0.2 million, compared to income of $4.7 million for the three months ended December 31, 2023. The decrease is primarily due to a $4.1 million decrease in earnings from unconsolidated entities.

Property Segment

Change in Results by Portfolio (amounts in thousands)

	$ Change from prior period
	Revenues	Costs and expenses	Gain (loss) on derivative financial instruments	Other income (loss)	Income (loss) before income taxes
Master Lease Portfolio	$(2,532)	$(2,996)	$—	$90,795	$91,259
Medical Office Portfolio	445	(201)	4,057	—	4,703
Woodstar Fund	(96)	(70)	—	(28,100)	(28,126)
Other/Corporate	(6)	242	—	93	(155)
Total	$(2,189)	$(3,025)	$4,057	$62,788	$67,681

See Notes 6 and 7 to the Condensed Consolidated Financial Statements for a description of the above-referenced Property Segment portfolios and fund.

Revenues

For the three months ended March 31, 2024, revenues of our Property Segment decreased $2.2 million to $20.9 million for the three months ended March 31, 2024, compared to $23.1 million for the three months ended December 31, 2023. The decrease is primarily due to the sale of the Master Lease Portfolio on February 29, 2024 (see Note 3 to the Condensed Consolidated Financial Statements).

Costs and Expenses

For the three months ended March 31, 2024, costs and expenses of our Property Segment decreased $3.0 million to $26.1 million, compared to $29.1 million for the three months ended December 31, 2023, primarily due to the sale of the Master Lease Portfolio on February 29, 2024.

Other Income

For the three months ended March 31, 2024, other income of our Property Segment increased $66.8 million to $102.0 million compared to $35.2 million for the three months ended December 31, 2023. The increase is primarily due to (i) a $90.8 million net gain on sale of the Master Lease Portfolio in the first quarter of 2024 and (ii) a $4.1 million favorable change in gain (loss) on derivatives which primarily hedge our interest rate risk on borrowings secured by our Medical Office Portfolio, partially offset by (iii) a $28.1 million decrease in income attributable to investments of the Woodstar Fund, mainly reflecting lower unrealized increases in fair value during the first quarter of 2024.

Investing and Servicing Segment

Revenues

For the three months ended March 31, 2024, revenues of our Investing and Servicing Segment decreased $6.4 million to $42.1 million, compared to $48.5 million for the three months ended December 31, 2023. The decrease in revenues is primarily due to a $4.1 million decrease in interest income from conduit loans and CMBS investments and a $1.4 million decrease in servicing fees.

Costs and Expenses

For the three months ended March 31, 2024, costs and expenses of our Investing and Servicing Segment decreased $4.3 million to $36.1 million, compared to $40.4 million for the three months ended December 31, 2023. The decrease was primarily due to decreases of $2.1 million in general and administrative expenses and $1.5 million in interest expense, both primarily related to loan securitization activity.

Other (Loss) Income

For the three months ended March 31, 2024, other income of our Investing and Servicing Segment decreased $26.8 million to a loss of $4.8 million, compared to income of $22.0 million for the three months ended December 31, 2023. The decrease in other income was primarily due to (i) an $11.0 million lesser increase in fair value of conduit loans, (ii) a $10.8 million greater decrease in fair value of CMBS investments, (iii) the nonrecurrence of a $10.2 million gain on sale of our interest in an operating property in the fourth quarter of 2023 and (iv) a $6.5 million unfavorable change in fair value of servicing rights, all partially offset by (v) an $11.8 million favorable change in gain (loss) on derivatives which primarily hedge our interest rate risk on conduit loans and CMBS investments.

Corporate and Other Items

Corporate Costs and Expenses

For the three months ended March 31, 2024 and December 31, 2023, corporate expenses were relatively unchanged at $108.7 million.

Corporate Other (Loss) Income

For the three months ended March 31, 2024, corporate other income decreased $26.0 million to a loss of $13.9 million, compared to income of $12.1 million for the three months ended December 31, 2023. This was due to an unfavorable change in gain (loss) on our fixed-to-floating interest rate swaps which hedge a portion of our unsecured senior notes.

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

Income Tax Provision

Our consolidated income taxes principally relate to the taxable nature of our loan servicing and loan securitization businesses which are housed in taxable REIT subsidiaries (“TRSs”). For the three months ended March 31, 2024, our income tax provision decreased $17.1 million to $1.2 million compared to $18.3 million for the three months ended December 31, 2023 due to lower taxable income of our TRSs in the first quarter of 2024 compared to the fourth quarter of 2023.

Net Income Attributable to Non-controlling Interests

During the three months ended March 31, 2024, net income attributable to non-controlling interests decreased $8.2 million to $5.5 million, compared to $13.7 million during the three months ended December 31, 2023. The decrease was primarily due to non-controlling interests in decreased income of the Woodstar Fund and a consolidated CMBS joint venture in the first quarter of 2024.

Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023
Commercial and Residential Lending Segment
Revenues
For the three months ended March 31, 2024, revenues of our Commercial and Residential Lending Segment increased $20.0 million to $430.6 million, compared to $410.6 million for the three months ended March 31, 2023. This increase was primarily due to an increase in interest income from loans of $18.9 million. The increase in interest income from loans reflects (i) a $21.3 million increase from commercial loans, reflecting higher average index rates and prepayment related income, partially offset by lower average loan balances, and (ii) a $2.4 million decrease from residential loans principally due to lower average balances.
Costs and Expenses
For the three months ended March 31, 2024, costs and expenses of our Commercial and Residential Lending Segment increased $18.4 million to $292.8 million, compared to $274.4 million for the three months ended March 31, 2023. This increase was primarily due to increases of (i) $9.8 million in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio, (ii) $4.9 million in general and administrative expenses, primarily for compensation and professional fees, and (iii) $4.2 million in credit loss provision. The increase in interest expense was primarily due to higher average index rates. The increase in credit loss provision was primarily due to us selecting the most unfavorable modeled macroeconomic forecast for office and retail loans in the first quarter of 2024.

Net Interest Income (amounts in thousands)

	For the Three Months Ended March 31,
	2024	2023	Change
Interest income from loans	$394,472	$375,601	$18,871
Interest income from investment securities	31,405	32,521	(1,116)
Interest expense	(236,149)	(226,393)	(9,756)
Net interest income	$189,728	$181,729	$7,999
For the three months ended March 31, 2024, net interest income of our Commercial and Residential Lending Segment increased $8.0 million to $189.7 million, compared to $181.7 million for the three months ended March 31, 2023. This increase reflects a net increase in interest income, partially offset by the increase in interest expense on our secured financing facilities, both as discussed in the sections above.
During the three months ended March 31, 2024 and 2023, the weighted average unlevered yields on the Commercial and Residential Lending Segment’s loans and investment securities, excluding retained RMBS and loans for which interest income is not recognized, were as follows:

	For the Three Months Ended March 31,
	2024	2023
Commercial	9.6%	8.6%
Residential	5.1%	4.9%
Overall	8.9%	8.1%
The weighted average unlevered yield on our commercial loans increased primarily due to higher average index rates and prepayment related income. The unlevered yield on our residential loans increased primarily due to a decline in fair value of the residential loans.
During the three months ended March 31, 2024 and 2023, the Commercial and Residential Lending Segment’s weighted average secured borrowing rates, inclusive of the amortization of deferred financing fees, were 7.6% and 6.7%, respectively. The increase in borrowing rates primarily reflects higher average index rates. Interest rate hedges had the effect of adjusting these weighted average borrowing costs to 6.7% and 6.2% during the three months ended March 31, 2024 and 2023, respectively.

Other Income
For the three months ended March 31, 2024, other income of our Commercial and Residential Lending Segment increased $24.4 million to $26.4 million, compared to $2.0 million for the three months ended March 31, 2023. This increase primarily reflects (i) a $145.3 million favorable change in gain (loss) on derivatives and (ii) a $6.4 million increase in earnings from unconsolidated entities primarily due to an observable price change in an equity investment, partially offset by (iii) a $56.7 million unfavorable change in foreign currency gain (loss), (iv) a $48.9 million unfavorable change in fair value of residential loans and (v) a $21.9 million unfavorable change in fair value of primarily RMBS investment securities. The favorable change in gain (loss) on derivatives during the three months ended March 31, 2024 reflects (i) an $86.8 million favorable change in gain (loss) on interest rate swaps principally related to residential loans, which more than offsets the decrease in fair value of those loans, and (ii) a $58.5 million favorable change in gain (loss) on foreign currency hedges. The interest rate swaps are used primarily to hedge our interest rate risk on residential loans held-for-sale and to fix our interest rate payments on certain variable rate borrowings which fund fixed rate investments. The foreign currency hedges are used to fix the U.S. dollar amounts of cash flows (both interest and principal payments) we expect to receive from our foreign currency denominated loans and investments. The unfavorable change in foreign currency gain (loss) and the favorable change in gain (loss) on foreign currency hedges reflect the strengthening of the U.S. dollar against the GBP, EUR and AUD during the first quarter of 2024, compared to a weakening of the U.S. dollar against the GBP and EUR, partially offset by a strengthening against the AUD, in the first quarter of 2023.
Infrastructure Lending Segment
Revenues
For the three months ended March 31, 2024, revenues of our Infrastructure Lending Segment increased $10.6 million to $66.9 million, compared to $56.3 million for the three months ended March 31, 2023. This increase was primarily due to an increase in interest income from loans of $11.6 million, principally due to higher average loan balances and index rates, partially offset by a $1.2 million decrease in interest income from investment securities, primarily due to lower average balances resulting from repayments.
Costs and Expenses
For the three months ended March 31, 2024, costs and expenses of our Infrastructure Lending Segment decreased $3.4 million to $45.8 million, compared to $49.2 million for the three months ended March 31, 2023. The decrease was primarily due to (i) an $11.5 million decrease in credit loss provision, partially offset by (ii) a $6.2 million increase in interest expense associated with the various secured financing facilities used to fund this segment’s investment portfolio and (iii) a $2.0 million increase in general and administrative expenses, primarily for compensation and professional fees. The decrease in the credit loss provision was primarily due to specific allowances for a credit-deteriorated loan and investment security provided during the first quarter of 2023. The increase in interest expense was primarily due to higher average index rates and borrowings outstanding.
Net Interest Income (amounts in thousands)

	For the Three Months Ended March 31,
	2024	2023	Change
Interest income from loans	$66,398	$54,760	$11,638
Interest income from investment securities	138	1,338	(1,200)
Interest expense	(38,973)	(32,818)	(6,155)
Net interest income	$27,563	$23,280	$4,283
For the three months ended March 31, 2024, net interest income of our Infrastructure Lending Segment increased $4.3 million to $27.6 million, compared to $23.3 million for the three months ended March 31, 2023. The increase reflects the net increase in interest income, partially offset by the increase in interest expense on the secured financing facilities, both as discussed in the sections above.
During the three months ended March 31, 2024 and 2023, the weighted average unlevered yields on the Infrastructure Lending Segment’s loans and investment securities, excluding those for which interest income is not recognized, were 10.4% and 9.4%, respectively, primarily reflecting higher average index rates in the first quarter of 2024.

During the three months ended March 31, 2024 and 2023, the Infrastructure Lending Segment’s weighted average secured borrowing rates, inclusive of the amortization of deferred financing fees, were 8.0% and 7.1%, respectively.
Other (Loss) Income
For the three months ended March 31, 2024 and 2023, other income of our Infrastructure Lending Segment decreased $2.0 million to a loss of $0.2 million, compared to income of $1.8 million for the three months ended March 31, 2023. The decrease primarily reflects a $1.4 million decrease in earnings from unconsolidated entities and a $0.6 million loss on extinguishment of debt in the first quarter of 2024.
Property Segment
Change in Results by Portfolio (amounts in thousands)

	$ Change from prior period
	Revenues	Costs and expenses	Gain (loss) on derivative financial instruments	Other income (loss)	Income (loss) before income taxes
Master Lease Portfolio	$(2,532)	$(2,940)	$—	$90,795	$91,203
Medical Office Portfolio	(382)	1,488	2,938	—	1,068
Woodstar Fund	9	21	—	(3,517)	(3,529)
Other/Corporate	9	346	—	17	(320)
Total	$(2,896)	$(1,085)	$2,938	$87,295	$88,422
Revenues
For the three months ended March 31, 2024, revenues of our Property Segment decreased $2.9 million to $20.9 million, compared to $23.8 million for the three months ended March 31, 2023, primarily due to the sale of our Master Lease Portfolio on February 29, 2024.
Costs and Expenses
For the three months ended March 31, 2024, costs and expenses of our Property Segment decreased $1.1 million to $26.1 million, compared to $27.2 million for the three months ended March 31, 2023. The decrease is primarily due to the sale of our Master Lease Portfolio on February 29, 2024, partially offset by an increase of $1.5 million in interest expense reflecting higher index rates on variable rate borrowings of the Medical Office Portfolio.
Other Income
For the three months ended March 31, 2024, other income of our Property Segment increased $90.2 million to $102.0 million, compared to $11.8 million for the three months ended March 31, 2023. The increase is primarily due to (i) a $90.8 million net gain on sale of the Master Lease Portfolio in the first quarter of 2024 and (ii) a $2.9 million favorable change in gain (loss) on derivatives which primarily hedge our interest rate risk on borrowings secured by our Medical Office Portfolio, partially offset by a $3.5 million decrease in income attributable to investments of the Woodstar Fund.
Investing and Servicing Segment
Revenues
For the three months ended March 31, 2024, revenues of our Investing and Servicing Segment increased $1.9 million to $42.1 million, compared to $40.2 million for the three months ended March 31, 2023. The increase in revenues was primarily due to a $3.2 million increase in servicing fees principally related to loan modifications, partially offset by a $2.1 million decrease in rental revenues due to fewer operating properties held.
Costs and Expenses
For the three months ended March 31, 2024, costs and expenses of our Investing and Servicing Segment increased $2.2 million to $36.1 million, compared to $33.9 million for the three months ended March 31, 2023. The increase in costs and expenses primarily reflects a $3.4 million increase in general and administrative expense, principally reflecting increased incentive compensation due to higher loan securitization volume, partially offset by a $1.1 million decrease in cost of rental operations due to fewer operating properties held.
Other Loss
For the three months ended March 31, 2024, other loss of our Investing and Servicing Segment decreased $11.7 million to of $4.8 million, compared to $16.5 million for the three months ended March 31, 2023. The decrease in other loss was primarily due to (i) an $11.0 million greater increase in fair value of conduit loans and (ii) a $6.5 million favorable change in gain (loss) on derivatives which primarily hedge our interest rate risk on conduit loans and CMBS investments, partially offset by (iii) a $3.3 million greater decrease in fair value of servicing rights and (iv) a $2.0 million greater decrease in fair value of CMBS investments.
Corporate and Other Items
Corporate Costs and Expenses
For the three months ended March 31, 2024, corporate expenses increased $7.9 million to $108.7 million, compared to $100.8 million for the three months ended March 31, 2023. This increase was primarily due to (i) a $6.5 million increase in management fees, primarily reflecting higher incentive fees, and (ii) a $3.2 million increase in interest expense reflecting higher average unsecured borrowings outstanding, as well as higher index rates on our secured term loans, partially offset by (iii) a $2.1 million decrease in general and administrative expenses.
Corporate Other (Loss) Income
For the three months ended March 31, 2024, corporate other income decreased $20.2 million to a loss of $13.9 million, compared to income of $6.3 million for the three months ended March 31, 2023. This was due to an unfavorable change in gain (loss) on fixed-to-floating interest rate swaps which hedge a portion of our unsecured senior notes.
Securitization VIE Eliminations

Refer to the preceding comparison of the three months ended March 31, 2024 to the three months ended December 31, 2023 for a discussion of the effect of securitization VIE eliminations.
Income Tax (Provision) Benefit
Our consolidated income taxes principally relate to the taxable nature of our loan servicing and loan securitization businesses which are housed in TRSs. For the three months ended March 31, 2024, our income taxes increased $10.0 million to a provision of $1.2 million, compared to a benefit of $8.8 million for the three months ended March 31, 2023 due to taxable income of our TRSs in the first quarter of 2024 compared to tax losses in the first quarter of 2023 primarily attributable to net unrealized losses on our residential loans and related interest rate derivatives.
Net Income Attributable to Non-controlling Interests
For the three months ended March 31, 2024, net income attributable to non-controlling interests decreased $2.3 million to $5.5 million, compared to $7.8 million for the three months ended March 31, 2023. The decrease was primarily due to non-controlling interests in lower income of a consolidated CMBS joint venture and the Woodstar Fund in the first quarter of 2024.

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
As noted in (v) above, we exclude unrealized gains and losses from our calculation of Distributable Earnings and include realized gains and losses. The nature of these adjustments is described more fully in the footnotes to our reconciliation tables. In order to present each of these items within our Distributable Earnings reconciliation tables in a manner which can be agreed more easily to our GAAP financial statements, we reverse the entirety of those items within our GAAP financial statements which contain unrealized and realized components (i.e. those assets and liabilities carried at fair value, including loans or securities for which the fair value option has been elected, investment company assets and liabilities, derivatives, foreign currency conversions, and accumulated depreciation related to sold properties). The realized portion of these items is then separately included in the reconciliation table, along with a description as to how the amount was determined.

The CECL reserve and any property impairment losses have been excluded from Distributable Earnings consistent with other unrealized losses pursuant to our existing policy for reporting Distributable Earnings. We expect to only recognize such potential credit or property impairment losses in Distributable Earnings if and when such amounts are deemed nonrecoverable upon a realization event. This is generally at the time a loan is repaid, or in the case of a foreclosure or other property, when the underlying asset is sold. Non-recoverability may also be determined if, in our determination, it is nearly certain the carrying amounts will not be collected or realized upon sale. The realized loss amount reflected in Distributable Earnings will equal the difference between the cash received, or expected to be received, and the Distributable Earnings basis of the asset, and is reflective of our economic experience as it relates to the ultimate realization of the asset. The timing of any such loss realization in our Distributable Earnings may differ materially from the timing of the corresponding CECL reserves, charge-offs or impairments in our consolidated financial statements prepared in accordance with GAAP.
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
As discussed in Note 2 to the Condensed Consolidated Financial Statements, consolidation of securitization variable interest entities (“VIEs”) results in the elimination of certain key financial statement line items, particularly within revenues and other income, including unrealized changes in fair value of loans and investment securities. These line items are essential to understanding the true financial performance of our business segments and the Company as a whole. For this reason, as referenced in Note 2 to our Condensed Consolidated Financial Statements, we present business segment data in Note 23 without consolidation of these VIEs. This is how we manage our business and is the basis for all data reviewed with our board of directors, investors and analysts. This presentation also allows for a more transparent reconciliation of the unrealized gain (loss) adjustments below to the segment data presented in Note 23.

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
The following table presents our diluted weighted average shares used in our GAAP EPS calculation reconciled to our diluted weighted average shares used in our Distributable EPS calculation (amounts in thousands):

	For the Three Months Ended
	March 31, 2024	December 31, 2023	March 31, 2023
Diluted weighted average shares - GAAP EPS	330,840	311,449	308,996
Add: Unvested stock awards	3,333	3,228	4,193
Add: Woodstar II Class A Units	9,707	9,721	9,773
Less: Convertible Notes dilution	(18,344)	—	—
Diluted weighted average shares - Distributable EPS	325,536	324,398	322,962
As noted above, the definition of Distributable Earnings allows management to make adjustments, subject to the approval of a majority of our independent directors. This is done in situations where such adjustments are considered appropriate in order for Distributable Earnings to be calculated in a manner consistent with its definition and objective. No adjustments to the definition of Distributable Earnings became effective during the three months ended March 31, 2024.

The following table presents our summarized results of operations and reconciliation to Distributable Earnings for the three months ended March 31, 2024, by business segment (amounts in thousands, except per share data).

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Total
Revenues	$430,553	$66,928	$20,902	$42,060	$604	$561,047
Costs and expenses	(292,850)	(45,804)	(26,123)	(36,089)	(108,652)	(509,518)
Other income (loss)	26,409	(155)	101,995	(4,844)	(13,868)	109,537
Income (loss) before income taxes	164,112	20,969	96,774	1,127	(121,916)	161,066
Income tax (provision) benefit	(721)	128	—	(613)	—	(1,206)
(Income) loss attributable to non-controlling interests	(3)	—	(6,225)	700	—	(5,528)
Net income (loss) attributable to Starwood Property Trust, Inc.	163,388	21,097	90,549	1,214	(121,916)	154,332
Add / (Deduct):
Non-controlling interests attributable to Woodstar II Class A Units	—	—	4,659	—	—	4,659
Non-controlling interests attributable to unrealized gains/losses	—	—	(1,678)	(2,053)	—	(3,731)
Non-cash equity compensation expense	2,200	456	86	1,597	5,707	10,046
Management incentive fee	—	—	—	—	19,083	19,083
Depreciation and amortization	2,099	5	5,939	1,843	—	9,886
Interest income adjustment for securities	5,581	—	—	10,005	—	15,586
Consolidated income tax provision (benefit) associated with fair value adjustments	721	(128)	—	613	—	1,206
Other non-cash items	3	—	274	38	9	324
Reversal of GAAP unrealized and realized (gains) / losses on: (1)
Loans	40,677	—	—	(11,664)	—	29,013
Credit loss provision, net	34,977	862	—	—	—	35,839
Securities	6,991	—	—	16,458	—	23,449
Woodstar Fund investments	—	—	(9,448)	—	—	(9,448)
Derivatives	(110,952)	(122)	(1,721)	(3,012)	13,868	(101,939)
Foreign currency	41,818	84	(32)	—	—	41,870
Earnings from unconsolidated entities	(7,345)	(327)	—	(313)	—	(7,985)
Sales of properties	—	—	(92,003)	—	—	(92,003)
Recognition of Distributable realized gains / (losses) on:
Loans (2)	(2,395)	—	—	11,642	—	9,247
Realized credit loss (3)	—	(1,546)	—	—	—	(1,546)
Securities (4)	(8,994)	—	—	(31,982)	—	(40,976)
Woodstar Fund investments (5)	—	—	17,610	—	—	17,610
Derivatives (6)	40,734	95	5,817	4,353	(9,149)	41,850
Foreign currency (7)	(5,601)	(15)	32	—	—	(5,584)
Earnings (loss) from unconsolidated entities (8)	1,324	(16)	—	313	—	1,621
Sales of properties (9)	—	—	39,150	—	—	39,150
Distributable Earnings (Loss)	$205,226	$20,445	$59,234	$(948)	$(92,398)	$191,559
Distributable Earnings (Loss) per Weighted Average Diluted Share	$0.63	$0.06	$0.18	$—	$(0.28)	$0.59

The following table presents our summarized results of operations and reconciliation to Distributable Earnings for the three months ended December 31, 2023, by business segment (amounts in thousands, except per share data).

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Total
Revenues	$426,132	$64,363	$23,091	$48,490	$450	$562,526
Costs and expenses	(289,347)	(42,590)	(29,148)	(40,392)	(108,660)	(510,137)
Other income (loss)	(23,363)	4,683	35,150	21,965	12,131	50,566
Income (loss) before income taxes	113,422	26,456	29,093	30,063	(96,079)	102,955
Income tax (provision) benefit	(14,991)	9	—	(3,333)	—	(18,315)
Income attributable to non-controlling interests	(4)	—	(12,007)	(1,668)	—	(13,679)
Net income (loss) attributable to Starwood Property Trust, Inc.	98,427	26,465	17,086	25,062	(96,079)	70,961
Add / (Deduct):
Non-controlling interests attributable to Woodstar II Class A Units	—	—	4,659	—	—	4,659
Non-controlling interests attributable to unrealized gains/losses	—	—	4,558	(2,546)	—	2,012
Non-cash equity compensation expense	2,237	387	79	1,601	3,888	8,192
Management incentive fee	—	—	—	—	19,530	19,530
Depreciation and amortization	2,114	9	7,979	2,298	84	12,484
Interest income adjustment for securities	5,743	—	—	8,125	—	13,868
Consolidated income tax provision (benefit) associated with fair value adjustments	14,991	(9)	—	3,333	—	18,315
Other non-cash items	5	—	269	(198)	—	76
Reversal of GAAP unrealized and realized (gains) / losses on: (1)
Loans	(151,264)	—	—	(22,685)	—	(173,949)
Credit loss provision, net	25,281	694	—	—	—	25,975
Securities	(6,493)	—	—	5,676	—	(817)
Woodstar Fund investments	—	—	(37,548)	—	—	(37,548)
Derivatives	157,892	121	2,337	8,817	(12,131)	157,036
Foreign currency	(78,762)	(426)	61	—	—	(79,127)
(Earnings) from unconsolidated entities	(847)	(4,378)	—	(456)	—	(5,681)
Sales of properties	—	—	—	(10,215)	—	(10,215)
Impairment of properties	101,069	—	—	—	—	101,069
Recognition of Distributable realized gains / (losses) on:
Loans (2)	(541)	—	—	21,326	—	20,785
Realized credit loss recovery (3)	2,370	311	—	—	—	2,681
Securities (4)	54	—	—	(3,432)	—	(3,378)
Woodstar Fund investments (5)	—	—	16,115	—	—	16,115
Derivatives (6)	34,120	102	6,619	(4,297)	(9,222)	27,322
Foreign currency (7)	(2,084)	53	(60)	—	—	(2,091)
Earnings from unconsolidated entities (8)	847	93	—	427	—	1,367
Sales of properties (9)	—	—	—	(198)	—	(198)
Distributable Earnings (Loss)	$205,159	$23,422	$22,154	$32,638	$(93,930)	$189,443
Distributable Earnings (Loss) per Weighted Average Diluted Share	$0.63	$0.07	$0.07	$0.10	$(0.29)	$0.58

The following table presents our summarized results of operations and reconciliation to Distributable Earnings for the three months ended March 31, 2023, by business segment (amounts in thousands, except per share data):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Total
Revenues	$410,606	$56,314	$23,798	$40,162	$278	$531,158
Costs and expenses	(274,415)	(49,224)	(27,208)	(33,859)	(100,846)	(485,552)
Other income (loss)	2,032	1,764	11,762	(16,468)	6,270	5,360
Income (loss) before income taxes	138,223	8,854	8,352	(10,165)	(94,298)	50,966
Income tax benefit	6,557	46	—	2,192	—	8,795
Income attributable to non-controlling interests	(3)	—	(6,978)	(806)	—	(7,787)
Net income (loss) attributable to Starwood Property Trust, Inc.	144,777	8,900	1,374	(8,779)	(94,298)	51,974
Add / (Deduct):
Non-controlling interests attributable to Woodstar II Class A Units	—	—	4,691	—	—	4,691
Non-controlling interests attributable to unrealized gains/losses	—	—	(263)	(2,798)	—	(3,061)
Non-cash equity compensation expense	2,087	312	74	1,595	6,868	10,936
Management incentive fee	—	—	—	—	12,365	12,365
Depreciation and amortization	1,742	20	8,185	2,771	—	12,718
Interest income adjustment for securities	5,220	—	—	5,420	—	10,640
Extinguishment of debt, net	—	—	—	—	(246)	(246)
Consolidated income tax benefit associated with fair value adjustments	(6,557)	(46)	—	(2,192)	—	(8,795)
Other non-cash items	(19)	—	270	74	—	325
Reversal of GAAP unrealized and realized (gains) / losses on: (1)
Loans	(8,262)	—	—	(639)	—	(8,901)
Credit loss provision, net	30,790	12,404	—	—	—	43,194
Securities	(14,866)	—	—	14,459	—	(407)
Woodstar Fund investments	—	—	(12,965)	—	—	(12,965)
Derivatives	34,363	51	1,217	3,467	(6,270)	32,828
Foreign currency	(14,930)	(75)	(14)	—	—	(15,019)
Earnings from unconsolidated entities	(939)	(1,740)	—	(679)	—	(3,358)
Sales of properties	—	—	—	(190)	—	(190)
Recognition of Distributable realized gains / (losses) on:
Loans (2)	(1,720)	—	—	1,763	—	43
Securities (4)	—	—	—	(2,076)	—	(2,076)
Woodstar Fund investments(5)	—	—	14,243	—	—	14,243
Derivatives (6)	19,946	91	4,212	(111)	(6,529)	17,609
Foreign currency (7)	(714)	(30)	14	—	—	(730)
Earnings (loss) from unconsolidated entities (8)	939	(96)	—	497	—	1,340
Sales of properties (9)	—	—	—	79	—	79
Distributable Earnings (Loss)	$191,857	$19,791	$21,038	$12,661	$(88,110)	$157,237
Distributable Earnings (Loss) per Weighted Average Diluted Share	$0.60	$0.06	$0.06	$0.04	$(0.27)	$0.49
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

(2)Represents the realized portion of GAAP gains (losses) on residential and commercial conduit loans carried under the fair value option that were sold during the period or expected to be sold in the near term subject to a binding agreement. The amount is calculated as the difference between (i) the net proceeds received or expected to be received in connection with a securitization or sale of loans and (ii) such loans’ historical cost basis.
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

Three Months Ended March 31, 2024 Compared to the Three Months Ended December 31, 2023

Commercial and Residential Lending Segment

The Commercial and Residential Lending Segment’s Distributable Earnings were relatively unchanged at $205.2 million during both the first quarter of 2024 and the fourth quarter of 2023. After making adjustments for the calculation of Distributable Earnings, revenues were $436.3 million, costs and expenses were $253.8 million, other income was $22.7 million and there was no income tax provision or benefit.

Revenues, consisting principally of interest income on loans, increased by $4.2 million in the first quarter of 2024, primarily due to an increase in interest income from loans of $3.6 million. The increase in interest income from loans reflects (i) a $4.4 million increase from commercial loans reflecting higher prepayment related income, partially offset by the effects of lower average balances and interest rate spreads, and (ii) a $0.8 million decrease from residential loans reflecting lower average balances.

Costs and expenses decreased by $3.8 million in the first quarter of 2024, primarily due to (i) a $10.4 million decrease in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio, primarily reflecting lower average borrowings outstanding due to paydowns from excess cash balances, partially offset by (ii) a $3.2 million increase in general and administrative expenses and (iii) the nonrecurrence of a $2.4 million credit loss recovery on a commercial loan in the fourth quarter of 2023.

Other income decreased by $8.0 million in the first quarter of 2024, primarily due to a $10.9 million increase in recognized credit losses on RMBS investments and residential loans, partially offset by a $3.1 million increase in realized gains on derivatives which hedge our interest rate and foreign currency risks, net of an increase in realized foreign currency losses.

Infrastructure Lending Segment

The Infrastructure Lending Segment’s Distributable Earnings decreased by $3.0 million, from $23.4 million during the fourth quarter of 2023 to $20.4 million in the first quarter of 2024. After making adjustments for the calculation of Distributable Earnings, revenues were $66.9 million, costs and expenses were $46.0 million and other loss was $0.5 million.

Revenues, consisting principally of interest income on loans, increased by $2.5 million in the first quarter of 2024, primarily due to an increase in interest income from loans of $2.5 million reflecting higher average loan balances and prepayment related income.

Costs and expenses increased by $4.8 million in the first quarter of 2024, primarily due to (i) a $1.8 million increase in general and administrative expenses, (ii) a $1.5 million credit loss recognized on an infrastructure loan classified as held-for-sale in the first quarter of 2024 and (iii) a $1.1 million increase in interest expense primarily due to higher average borrowings outstanding.

Other income decreased by $0.7 million to a loss in the first quarter of 2024, primarily due to a loss on extinguishment of debt.

Property Segment

Distributable Earnings by Portfolio (amounts in thousands)

	For the Three Months Ended
	March 31, 2024	December 31, 2023	Change
Master Lease Portfolio	$40,788	$4,973	$35,815
Medical Office Portfolio	5,116	4,719	397
Woodstar Fund, net of non-controlling interests	14,332	13,334	998
Other/Corporate	(1,002)	(872)	(130)
Distributable Earnings	$59,234	$22,154	$37,080

The Property Segment’s Distributable Earnings increased by $37.0 million, from $22.2 million during the fourth quarter of 2023 to $59.2 million in the first quarter of 2024. After making adjustments for the calculation of Distributable Earnings, revenues were $21.3 million, costs and expenses were $22.4 million, other income was $63.5 million and the deduction of income attributable to non-controlling interests in the Woodstar Fund was $3.2 million.

Revenues decreased by $2.2 million in the first quarter of 2024, primarily due to the sale of our Master Lease Portfolio on February 29, 2024.

Costs and expenses were relatively unchanged in the first quarter of 2024.

Other income increased by $39.7 million in the first quarter of 2024 primarily due to a $37.4 million net gain on sale of our Master Lease Portfolio.

Income attributable to non-controlling interests in the Woodstar Fund increased by $0.5 million in the first quarter of 2024.

Investing and Servicing Segment

The Investing and Servicing Segment’s Distributable Earnings decreased by $33.5 million, from earnings of $32.6 million during the fourth quarter of 2023 to a loss of $0.9 million in the first quarter of 2024. After making adjustments for the calculation of Distributable Earnings (Loss), revenues were $52.2 million, costs and expenses were $32.7 million, other loss was $19.0 million, there was no income tax provision or benefit, and the deduction of income attributable to non-controlling interests was $1.4 million.

Revenues decreased by $4.6 million in the first quarter of 2024, primarily due to a $2.2 million net decrease in interest income from conduit loans and CMBS investments and a $1.4 million decrease in servicing fees. The treatment of CMBS interest income on a GAAP basis is complicated by our application of the ASC 810 consolidation rules. In an attempt to treat these securities similar to the trust’s other investment securities, we compute distributable interest income pursuant to an effective yield methodology. In doing so, we segregate the portfolio into various categories based on the components of the bonds’ cash flows and the volatility related to each of these components. We then accrete interest income on an effective yield basis using the components of cash flows that are reliably estimable. Other minor adjustments are made to reflect management’s expectations for other components of the projected cash flow stream.

Costs and expenses decreased by $4.1 million in the first quarter of 2024, primarily due to decreases of $2.1 million in general and administrative expenses and $1.5 million in interest expense, both primarily related to loan securitization activity.

Other income includes profit realized upon securitization of loans by our conduit business, gains on sales of CMBS and operating properties, gains and losses on derivatives that were either effectively terminated or novated, and earnings from unconsolidated entities. These items are typically offset by a decrease in the fair value of our domestic servicing rights intangible which reflects the expected amortization of this deteriorating asset, net of increases in fair value due to the attainment of new servicing contracts. Derivatives include instruments which hedge interest rate risk and credit risk on our conduit loans and CMBS investments. For GAAP purposes, the loans, CMBS and derivatives are accounted for at fair value, with all changes in fair value (realized or unrealized) recognized in earnings. The adjustments to Distributable Earnings outlined above are also applied to the GAAP earnings of our unconsolidated entities. Other income decreased by $35.9 million to a loss in the first quarter of 2024, primarily due to a $27.4 million increase in recognized credit losses on CMBS, a $9.7 million decrease in realized gains on conduit loans and a $6.5 million unfavorable change in fair value of servicing rights, all partially offset by an $8.6 million favorable change in realized gains (losses) on derivatives which primarily hedge our interest rate risk on conduit loans and CMBS investments.

Income attributable to non-controlling interests decreased $2.9 million in the first quarter of 2024, primarily due to non-controlling interests in decreased income of a consolidated CMBS joint venture.

Corporate

Corporate loss decreased by $1.5 million, from $93.9 million during the fourth quarter of 2023 to $92.4 million in the first quarter of 2024, primarily due to a $1.3 million decrease in interest expense.

Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023
Commercial and Residential Lending Segment
The Commercial and Residential Lending Segment’s Distributable Earnings increased by $13.3 million, from $191.9 million during the first quarter of 2023 to $205.2 million in the first quarter of 2024. After making adjustments for the calculation of Distributable Earnings, revenues were $436.3 million, costs and expenses were $253.8 million, other income was $22.7 million and there was no income tax provision or benefit.
Revenues, consisting principally of interest income on loans, increased by $20.3 million in the first quarter of 2024, primarily due to an increase in interest income from loans of $18.9 million. The increase in interest income from loans reflects (i) a $21.3 million increase from commercial loans, reflecting higher average index rates and prepayment related income, partially offset by lower average loan balances, and (ii) a $2.4 million decrease from residential loans principally due to lower average balances.
Costs and expenses increased by $13.8 million in the first quarter of 2024, primarily due to (i) a $9.8 million increase in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio, reflecting higher average index rates, and (ii) a $4.8 million increase in general and administrative expenses, primarily for compensation and professional fees.
Other income increased by $6.8 million in the first quarter of 2024, primarily due to a $15.9 million increase in realized gains on derivatives which hedge our interest rate and foreign currency hedges, net of an increase in realized foreign currency losses, partially offset by a $9.7 million increase in recognized credit losses on RMBS investments and residential loans.
Infrastructure Lending Segment
The Infrastructure Lending Segment’s Distributable Earnings increased by $0.6 million, from $19.8 million during the first quarter of 2023 to $20.4 million in the first quarter of 2024. After making adjustments for the calculation of Distributable Earnings, revenues were $66.9 million, costs and expenses were $46.0 million and other loss was $0.5 million.
Revenues, consisting principally of interest income on loans, increased by $10.6 million in the first quarter of 2024, primarily due to an increase in interest income from loans of $11.6 million, reflecting higher average loan balances and index rates, partially offset by a $1.2 million decrease in interest income from investment securities, primarily due to lower average balances resulting from repayments.
Costs and expenses increased by $9.5 million in the first quarter of 2024, primarily due to a $6.2 million increase in interest expense, reflecting higher average index rates and borrowings outstanding, a $1.8 million increase in general and administrative expenses and a $1.5 million credit loss recognized on an infrastructure loan classified as held-for-sale in the first quarter of 2024.
Other loss increased by $0.5 million in the first quarter of 2024, primarily due to a loss on extinguishment of debt.
Property Segment
Distributable Earnings by Portfolio (amounts in thousands)

	For the Three Months Ended March 31,
	2024	2023	Change
Master Lease Portfolio	$40,788	$5,029	$35,759
Medical Office Portfolio	5,116	5,034	82
Woodstar Fund, net of non-controlling interests	14,332	11,667	2,665
Other/Corporate	(1,002)	(692)	(310)
Distributable Earnings	$59,234	$21,038	$38,196
The Property Segment’s Distributable Earnings increased by $38.2 million, from $21.0 million during the first quarter of 2023 to $59.2 million in the first quarter of 2024. After making adjustments for the calculation of Distributable Earnings, revenues were $21.3 million, costs and expenses were $22.4 million, other income was $63.5 million and the deduction of income attributable to non-controlling interests in the Woodstar Fund was $3.2 million.

Revenues decreased by $2.9 million in the first quarter of 2024, primarily due to the sale of our Master Lease Portfolio on February 29, 2024.
Costs and expenses increased by $2.6 million in the first quarter of 2024, primarily due to a $2.5 million increase in interest expense of our Medical Office Portfolio, reflecting higher index rates on variable rate borrowings.
Other income increased by $44.4 million in the first quarter of 2024 primarily due to (i) a $37.4 million net gain on sale of our Master Lease Portfolio, (ii) a $3.4 million increase in income from the Woodstar Fund and (iii) a $3.1 million increase in realized gain on derivatives which primarily hedge our interest rate risk on borrowings secured by our Medical Office Portfolio.
Income attributable to non-controlling interests in the Woodstar Fund increased $0.7 million in the first quarter of 2024.
Investing and Servicing Segment
The Investing and Servicing Segment’s Distributable Earnings decreased by $13.6 million from earnings of $12.7 million during the first quarter of 2023 to a loss of $0.9 million in the first quarter of 2024. After making adjustments for the calculation of Distributable Earnings (Loss), revenues were $52.2 million, costs and expenses were $32.7 million, other loss was $19.0 million, there was no income tax provision or benefit, and the deduction of income attributable to non-controlling interests was $1.4 million.
Revenues increased by $6.4 million in the first quarter of 2024, primarily due to a $5.0 million increase in interest income from CMBS investments and conduit loans, a $3.2 million increase in servicing fees principally related to loan modifications, partially offset by a $2.2 million decrease in rental income due to fewer operating properties held.
Costs and expenses increased by $3.1 million in the first quarter of 2024, primarily due to a $3.4 million increase in general and administrative expenses reflecting increased incentive compensation due to higher loan securitization volume.
Other income decreased by $19.2 million to a loss in the first quarter of 2024, primarily due to (i) a $28.8 million increase in recognized credit losses on CMBS and (ii) a $3.3 million greater decrease in fair value of servicing rights, partially offset by (iii) a $9.9 million increase in realized gains on conduit loans and (iv) a $4.5 million favorable change in realized gain (loss) on derivatives which primarily hedge our interest rate risk on CMBS investments and conduit loans.
Income attributable to non-controlling interests decreased $2.3 million, primarily due to non-controlling interests in decreased income of a consolidated CMBS joint venture.
Corporate
Corporate loss increased by $4.3 million, from $88.1 million during the first quarter of 2023 to $92.4 million in the first quarter of 2024, primarily due to (i) a $3.2 million increase in interest expense reflecting higher average unsecured borrowings outstanding, as well as higher index rates on our secured term loans, and (ii) a $2.6 million increase in realized losses on fixed-to-floating interest rate swaps which hedge a portion of our unsecured senior notes, partially offset by (iii) a $1.3 million decrease in general and administrative expenses.

Liquidity and Capital Resources
Liquidity is a measure of our ability to meet our cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make new investments where appropriate, pay dividends to our stockholders, and other general business needs. We closely monitor our liquidity position and believe that we have sufficient current liquidity and access to additional liquidity to meet our financial obligations for at least the next 12 months. Our strategy for managing liquidity and capital resources has not changed since December 31, 2023. Refer to our Form 10-K for a description of these strategies.

Sources of Liquidity
Our primary sources of liquidity are as follows:
Cash Flows for the Three Months Ended March 31, 2024 (amounts in thousands)

	GAAP	VIE Adjustments	Excluding Securitization VIEs
Net cash provided by operating activities	$55,949	$—	$55,949
Cash Flows from Investing Activities:
Origination, purchase and funding of loans held-for-investment	(265,185)	—	(265,185)
Proceeds from principal collections on loans	1,220,995	—	1,220,995
Purchase and funding of investment securities	(9,220)	—	(9,220)
Proceeds from sales, redemptions and collections of investment securities	20,463	18,188	38,651
Proceeds from sales of real estate	188,040	—	188,040
Purchases and additions to properties and other assets	(5,576)	—	(5,576)
Net cash flows from other investments and assets	16,144	—	16,144
Net cash provided by investing activities	1,165,661	18,188	1,183,849
Cash Flows from Financing Activities:
Proceeds from borrowings	1,234,980	—	1,234,980
Principal repayments on and repurchases of borrowings	(2,165,427)	(108)	(2,165,535)
Payment of deferred financing costs	(6,574)	—	(6,574)
Proceeds from common stock issuances	1,400	—	1,400
Payment of dividends	(152,305)	—	(152,305)
Distributions to non-controlling interests	(9,987)	—	(9,987)
Issuance of debt of consolidated VIEs	3,166	(3,166)	—
Repayment of debt of consolidated VIEs	(108)	108	—
Distributions of cash from consolidated VIEs	15,022	(15,022)	—
Net cash used in financing activities	(1,079,833)	(18,188)	(1,098,021)
Net increase in cash, cash equivalents and restricted cash	141,777	—	141,777
Cash, cash equivalents and restricted cash, beginning of period	311,972	—	311,972
Effect of exchange rate changes on cash	(1,045)	—	(1,045)
Cash, cash equivalents and restricted cash, end of period	$452,704	$—	$452,704
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
Cash and cash equivalents increased by $141.8 million during the three months ended March 31, 2024, reflecting net cash provided by investing activities of $1.2 billion and net cash provided by operating activities of $55.9 million, partially offset by net cash used in financing activities of $1.1 billion.
Net cash provided by operating activities of $55.9 million during the three months ended March 31, 2024 related primarily to cash interest income of $427.4 million from our loans and $47.8 million from our investment securities, receipts from our interest rate derivatives of $26.9 million, net rental income of $17.3 million, distributions from our affordable housing fund investments of $13.3 million, and servicing fees of $12.1 million. Offsetting these cash inflows was cash interest expense of $367.1 million, general and administrative expenses of $80.7 million, originations and purchases of loans held-for-sale, net of sales and principal collections of $24.7 million, and a net change in operating assets and liabilities of $27.5 million.
Net cash provided by investing activities of $1.2 billion for the three months ended March 31, 2024 related primarily to proceeds received from principal collections and sale of loans held-for-investment of $1.2 billion and net proceeds from the sale of our Master Lease Portfolio of $188.0 million, partially offset by the origination, purchase and funding of loans held-for-investment of $265.2 million.
Net cash used in financing activities of $1.1 billion for the three months ended March 31, 2024 related primarily to payments on our debt and deferred financing costs, net of borrowings, of $937.1 million and dividend distributions of $152.3 million.
Our Investment Portfolio
The following is a review of our investment portfolio by segment.
Commercial and Residential Lending Segment
The following table sets forth the amount of each category of investments we owned across various property types within our Commercial and Residential Lending Segment as of March 31, 2024 and December 31, 2023 (dollars in thousands):

	Face Amount	Carrying Value		Asset Specific Financing	Net Investment	Unlevered Return on Asset (6)
March 31, 2024
First mortgages (1)	$14,133,131	$14,098,699		$8,807,008	$5,291,691	9.3%
Subordinated mortgages (2)	77,619	77,495		—	77,495	16.1%
Mezzanine loans (1)	298,400	296,699		—	296,699	14.3%
Other loans	71,187	70,666		—	70,666	12.6%
Loans held-for-sale, fair value option, residential	2,863,512	2,518,600		2,268,493	250,107	4.5%	(5)
RMBS, available-for-sale	189,960	100,319		18,604	81,715	10.3%
RMBS, fair value option	326,274	434,916	(3)	147,043	287,873	19.7%
HTM debt securities (4)	580,088	578,090		129,776	448,314	10.2%
Credit loss allowance	N/A	(329,597)		—	(329,597)
Equity security	7,880	7,265		—	7,265
Investments in unconsolidated entities	N/A	25,371		—	25,371
Properties, net	N/A	434,365		87,750	346,615
	$18,548,051	$18,312,888		$11,458,674	$6,854,214

December 31, 2023
First mortgages (1)	$14,996,627	$14,947,446		$10,223,439	$4,724,007	9.4%
Subordinated mortgages (2)	76,882	76,560		—	76,560	16.0%
Mezzanine loans (1)	274,899	273,146		—	273,146	14.0%
Other loans	71,843	71,012		—	71,012	12.5%
Loans held-for-sale, fair value option, residential	2,909,126	2,604,594		2,286,070	318,524	4.5%	(5)
RMBS, available-for-sale	191,916	102,368		18,638	83,730	10.1%
RMBS, fair value option	326,274	449,909	(3)	147,428	302,481	19.6%
HTM debt securities (4)	592,542	590,274		133,142	457,132	10.1%
Credit loss allowance	N/A	(301,837)		—	(301,837)
Equity security	9,226	8,340		—	8,340
Investments in unconsolidated entities	N/A	19,151		—	19,151
Properties, net	N/A	431,155		234,889	196,266
	$19,449,335	$19,272,118		$13,043,606	$6,228,512
__________________________________________
(1)First mortgages include first mortgage loans and any contiguous mezzanine loan components because as a whole, the expected credit quality of these loans is more similar to that of a first mortgage loan. The application of this methodology resulted in mezzanine loans with carrying values of $1.0 billion being classified as first mortgages as of both March 31, 2024 and December 31, 2023.
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
As of March 31, 2024 and December 31, 2023, our Commercial and Residential Lending Segment’s investment portfolio, excluding residential loans, RMBS, properties and other investments, had the following characteristics based on carrying values:

Collateral Property Type	March 31, 2024	December 31, 2023
Multifamily	37.2%	37.1%
Office	23.8%	22.4%
Hotel	14.3%	14.3%
Mixed Use	7.5%	7.2%
Industrial	5.9%	8.0%
Residential	1.8%	1.7%
Retail	1.4%	1.4%
Other	8.1%	7.9%
	100.0%	100.0%

Geographic Location	March 31, 2024	December 31, 2023
U.S. Regions:
North East	17.6%	16.4%
South East	17.3%	16.3%
South West	15.9%	15.2%
Mid Atlantic	10.2%	9.7%
West	8.8%	8.9%
Midwest	2.1%	2.4%
International:
United Kingdom	12.1%	12.9%
Australia	8.4%	8.2%
Other Europe	5.6%	8.1%
Bahamas/Bermuda	2.0%	1.9%
	100.0%	100.0%

Infrastructure Lending Segment
The following table sets forth the amount of each category of investments we owned within our Infrastructure Lending Segment as of March 31, 2024 and December 31, 2023 (dollars in thousands):

	Face Amount	Carrying Value	Asset Specific Financing	Net Investment	Unlevered Return on Asset (1)
March 31, 2024
First priority infrastructure loans and HTM securities	$2,468,407	$2,414,251	$1,845,710	$568,541	10.0%
Loans held-for-sale, infrastructure	49,500	47,149	40,748	6,401	N/A
Credit loss allowance	N/A	(19,638)	—	(19,638)
Investments in unconsolidated entities	N/A	53,018	—	53,018
	$2,517,907	$2,494,780	$1,886,458	$608,322

December 31, 2023
First priority infrastructure loans and HTM securities	$2,589,481	$2,535,047	$1,905,319	$629,728	10.0%
Credit loss allowance	N/A	(20,345)	—	(20,345)
Investments in unconsolidated entities	N/A	52,691	—	52,691
	$2,589,481	$2,567,393	$1,905,319	$662,074
__________________________________________
(1)Calculated using applicable index rates for variable rate investments as of the respective period end and excludes loans for which interest income is not recognized. In addition to cash coupon, unlevered return includes the amortization of deferred purchase discounts.
As of March 31, 2024 and December 31, 2023, our Infrastructure Lending Segment’s investment portfolio had the following characteristics based on carrying values:

Collateral Type	March 31, 2024	December 31, 2023
Power	55.4%	55.1%
Oil & gas - midstream	34.5%	35.0%
Oil & gas - downstream	7.2%	7.0%
Oil & gas - upstream	1.0%	1.0%
Other	1.9%	1.9%
	100.0%	100.0%

Geographic Location	March 31, 2024	December 31, 2023
U.S. Regions:
North East	31.2%	32.5%
South West	29.4%	27.6%
Midwest	19.7%	19.4%
South East	10.9%	10.1%
West	4.4%	4.3%
Mid-Atlantic	1.9%	1.7%
Other	—%	2.0%
International:
United Kingdom	2.1%	2.0%
Mexico	0.4%	0.4%
	100.0%	100.0%

Property Segment
The following table sets forth the amount of each category of investments held within our Property Segment as of March 31, 2024 and December 31, 2023 (amounts in thousands):

	March 31, 2024	December 31, 2023
Properties, net	$551,502	$555,455
Properties held-for-sale, net	—	290,937
Lease intangibles, net	23,686	24,560
Woodstar Fund	2,008,937	2,012,833
	$2,584,125	$2,883,785
The following table sets forth our net investment and other information regarding the Property Segment’s properties and lease intangibles as of March 31, 2024 (dollars in thousands):

	Carrying Value	Asset Specific Financing	Net Investment	Occupancy Rate	Weighted Average Remaining Lease Term
Office—Medical Office Portfolio, cost	$779,307	$598,850	$180,457	88.3%	5.5 years
Accumulated depreciation and amortization	(204,119)	—	(204,119)
Net carrying value	$575,188	$598,850	$(23,662)
As of March 31, 2024 and December 31, 2023, our Property Segment’s investment portfolio had the following geographic characteristics based on carrying values:

Geographic Location	March 31, 2024	December 31, 2023
South East	87.4%	82.8%
North East	4.5%	4.2%
South West	3.1%	4.7%
West	2.6%	3.6%
Midwest	2.4%	4.7%
	100.0%	100.0%

Investing and Servicing Segment
The following table sets forth the amount of each category of investments we owned within our Investing and Servicing Segment as of March 31, 2024 and December 31, 2023 (amounts in thousands):

	Face Amount	Carrying Value		Asset Specific Financing		Net Investment
March 31, 2024
CMBS, fair value option	$2,693,108	$1,124,724	(1)	$397,019	(2)	$727,705
Intangible assets - servicing rights	N/A	53,868	(3)	—		53,868
Lease intangibles, net	N/A	5,856		—		5,856
Loans held-for-sale, fair value option, commercial	126,955	123,619		55,878		67,741
Loans held-for-investment	9,200	9,200		—		9,200
Investments in unconsolidated entities	N/A	33,154	(4)	—		33,154
Properties, net	N/A	58,698		68,502		(9,804)
	$2,829,263	$1,409,119		$521,399		$887,720
December 31, 2023
CMBS, fair value option	$2,729,194	$1,147,550	(1)	$401,059	(2)	$746,491
Intangible assets - servicing rights	N/A	57,249	(3)	—		57,249
Lease intangibles, net	N/A	6,155		—		6,155
Loans held-for-sale, fair value option, commercial	45,400	41,043		26,014		15,029
Loans held-for-investment	9,200	9,200		—		9,200
Investments in unconsolidated entities	N/A	33,134	(4)	—		33,134
Properties, net	N/A	59,774		68,784		(9,010)
	$2,783,794	$1,354,105		$495,857		$858,248
______________________________________________

(1)Includes $1.11 billion and $1.13 billion of CMBS eliminated in consolidation against VIE liabilities pursuant to ASC 810 as of March 31, 2024 and December 31, 2023, respectively. Also includes $171.1 million and $177.3 million of non-controlling interests in the consolidated entities which hold certain of these CMBS as of March 31, 2024 and December 31, 2023, respectively.
(2)Includes $32.2 million and $33.0 million of non-controlling interests in the consolidated entities which hold certain debt balances as of March 31, 2024 and December 31, 2023, respectively.
(3)Includes $34.3 million and $37.9 million of servicing rights intangibles eliminated in consolidation against VIE assets pursuant to ASC 810 as of March 31, 2024 and December 31, 2023, respectively.
(4)Includes $14.6 million of investments in unconsolidated entities eliminated in consolidation against VIE assets pursuant to ASC 810 as of both March 31, 2024 and December 31, 2023, respectively.

Our REIS Equity Portfolio, as described in Note 6 to the Condensed Consolidated Financial Statements, had the following characteristics based on carrying values as of March 31, 2024 and December 31, 2023, respectively:

Property Type	March 31, 2024	December 31, 2023
Office	45.7%	46.1%
Retail	30.0%	29.7%
Mixed Use	20.3%	20.0%
Hotel	4.0%	4.2%
	100.0%	100.0%

Geographic Location	March 31, 2024	December 31, 2023
West	35.4%	35.3%
North East	30.7%	30.8%
Midwest	19.8%	19.9%
South West	14.1%	14.0%
	100.0%	100.0%

Secured Borrowings
The following table is a summary of our secured borrowings as of March 31, 2024 (dollars in thousands):

	Current Maturity		Extended Maturity (a)		Weighted Average Pricing		Pledged Asset Carrying Value		Maximum Facility Size		Outstanding Balance		Approved but Undrawn Capacity (b)	Unallocated Financing Amount (c)
Repurchase Agreements:
Commercial Loans	Jun 2024 to Dec 2028	(d)	Oct 2025 to Dec 2030	(d)	Index + 2.05%	(e)	$9,736,328		$12,234,452	(f)	$6,010,151		$952,461	$5,271,840
Residential Loans	Mar 2025 to Feb 2026		Mar 2025 to Apr 2026		SOFR + 1.90%		2,516,364		3,450,000		2,269,811		21,884	1,158,305
Infrastructure Loans	Sep 2024		Sep 2026		SOFR + 2.07%		571,784		650,000		475,763		—	174,237
Conduit Loans	Dec 2024 to Jun 2026		Dec 2025 to Jun 2027		SOFR + 2.15%		72,402		375,000		56,507		—	318,493
CMBS/RMBS	Dec 2024 to Apr 2032	(g)	Mar 2025 to Oct 2032	(g)	(h)		1,397,945		990,460		706,459	(i)	47,961	236,040
Total Repurchase Agreements							14,294,823		17,699,912		9,518,691		1,022,306	7,158,915
Other Secured Financing:
Borrowing Base Facility	Nov 2024		Oct 2026		SOFR + 2.11%		104,276		750,000	(j)	5,384		58,670	685,946
Commercial Financing Facilities	Jul 2024 to Aug 2028		Jul 2025 to Dec 2030		Index + 2.24%		580,687		571,030	(k)	408,210		—	162,820
Infrastructure Financing Facilities	Jul 2025 to Oct 2025		Oct 2027 to Jul 2032		Index + 2.15%		818,997		1,050,000		594,211		67,644	388,145
Property Mortgages - Fixed rate	Oct 2025 to Jun 2026		N/A		4.52%		32,436		29,797		29,797		—	—
Property Mortgages - Variable rate	Nov 2024 to Dec 2025		N/A		(l)		677,616		707,941		705,916		—	2,025
Term Loans and Revolver	(m)		N/A		(m)		N/A	(m)	1,513,281		1,363,281		150,000	—
STWD 2022-FL3 CLO	Nov 2038		N/A		SOFR + 1.64%		1,007,284		840,620		840,620		—	—
STWD 2021-HTS SASB	Apr 2034		N/A		SOFR + 2.42%		216,750		195,576		195,576		—	—
STWD 2021-FL2 CLO	Apr 2038		N/A		SOFR + 1.63%		1,216,834		988,749		988,749		—	—
STWD 2019-FL1 CLO	Jul 2038		N/A		SOFR + 1.83%		553,096		386,381		386,381		—	—
STWD 2021-SIF2 CLO	Jan 2033		N/A		SOFR + 1.89%		514,678		410,000		410,000		—	—
STWD 2021-SIF1 CLO	Apr 2032		N/A		SOFR + 2.07%		515,246		410,000		410,000		—	—
Total Other Secured Financing							6,237,900		7,853,375		6,338,125		276,314	1,238,936
							$20,532,723		$25,553,287		$15,856,816		$1,298,620	$8,397,851
Unamortized net discount											(23,530)
Unamortized deferred financing costs											(52,932)
											$15,780,354
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
(e)Certain facilities with an outstanding balance of $2.5 billion as of March 31, 2024 are indexed to EURIBOR, BBSY, SARON and SONIA. The remainder are indexed to SOFR.
(f)Certain facilities with an aggregate initial maximum facility size of $11.8 billion may be increased to $12.2 billion, subject to certain conditions. The $12.2 billion amount includes such upsizes.
(g)Certain facilities with an outstanding balance of $330.9 million as of March 31, 2024 carry a rolling 12-month term which may reset quarterly with the lender’s consent. These facilities carry no maximum facility size.
(h)A facility with an outstanding balance of $279.0 million as of March 31, 2024 has a weighted average fixed annual interest rate of 3.54%. All other facilities are variable rate with a weighted average rate of SOFR + 2.19%.
(i)Includes: (i) $279.0 million outstanding on a repurchase facility that is not subject to margin calls; and (ii) $32.2 million outstanding on one of our repurchase facilities that represents the 49% pro rata share owed by a non-controlling partner in a consolidated joint venture (see Note 15 to the Condensed Consolidated Financial Statements).
(j)The maximum facility size as of March 31, 2024 of $450.0 million may be increased to $750.0 million, subject to certain conditions.

(k)Certain facilities with an aggregate initial maximum facility size of $471.0 million may be increased to $571.0 million, subject to certain conditions. The $571.0 million amount includes such upsizes.
(l)Includes a $600.0 million first mortgage and mezzanine loan secured by our Medical Office Portfolio. This debt has a weighted average interest rate of SOFR + 2.18% that we swapped to a fixed rate of 3.46%. The remainder have a weighted average rate of SOFR + 2.73%.
(m)Consists of: (i) a $770.8 million term loan facility that matures in July 2026, of which $382.0 million has an annual interest rate of SOFR + 2.60% and $388.8 million has an annual interest rate of SOFR + 3.35%, subject to a 0.75% SOFR floor, (ii) a $150.0 million revolving credit facility that matures in April 2026 with an annual interest rate of SOFR + 2.60%, and (iii) a $592.5 million term loan facility that matures in November 2027, with an annual interest rate of SOFR + 3.25%, subject to a 0.50% SOFR floor. These facilities are secured by the equity interests in certain of our subsidiaries which totaled $5.9 billion as of March 31, 2024.

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

Quarter Ended	Quarter-End Balance	Weighted-Average Balance During Quarter	Variance
December 31, 2023	17,643,891	17,493,558	150,333
March 31, 2024	15,856,816	17,090,987	(1,234,171)	(a)
__________________________________________________

(a)Variance primarily related to secured debt pay downs from unsecured senior note issuance and the sale of the Master Lease Portfolio.
Borrowings under Unsecured Senior Notes
During the three months ended March 31, 2024 and 2023, the weighted average effective borrowing rate on our unsecured senior notes was 5.1% and 4.7%, respectively. The effective borrowing rate includes the effects of underwriter purchase discount.
Refer to Note 11 to the Condensed Consolidated Financial Statements for further disclosure regarding the terms of our unsecured senior notes.
Scheduled Principal Repayments on Investments and Overhang on Financing Facilities
The following scheduled and/or projected principal repayments on our investments were based on amounts outstanding and extended contractual maturities of those investments as of March 31, 2024. The projected and/or required repayments of financing were based on the earlier of (i) the extended contractual maturity of each credit facility or (ii) the extended contractual maturity of each of the investments that have been pledged as collateral under the respective credit facility (amounts in thousands):

	Scheduled Principal Repayments on Loans and HTM Securities	Scheduled/Projected Principal Repayments on RMBS and CMBS	Projected/Required Repayments of Financing	Scheduled Principal Inflows Net of Financing Outflows
Second Quarter 2024	$300,780	$38,547	$(185,677)	$153,650
Third Quarter 2024	212,445	7,144	(140,546)	79,043
Fourth Quarter 2024	410,175	69,434	(1,391,166)	(911,557)	(1)
First Quarter 2025	407,284	79,076	(1,573,647)	(1,087,287)	(2)
Total	$1,330,684	$194,201	$(3,291,036)	$(1,766,151)

______________________________________________________________________________________________________________________

(1)Shortfall primarily relates to (i) $600.0 million related to outstanding debt on our Medical Office Portfolio that we priced the refinancing of subsequent to March 31, 2024 (see Note 24) and (ii) $400.0 million of our unsecured senior notes that mature in December 2024 that we intend to repay with funds generated in the normal course of business.
(2)Shortfall primarily relates to (i) $500.0 million of our unsecured senior notes that mature in March 2025 that we intend to repay with funds generated in the normal course of business, (ii) $330.9 million of repayments under securities facilities which carry a rolling 12-month term that we have historically extended, and intend to continue to extend with lender’s consent and (iii) $284.2 million of repayments under a Residential Loans repurchase facility which carries a one-year term that we extend every three months with lender’s consent.
In the normal course of business, the Company is in discussions with its lenders to extend, amend or replace any financing facilities which contain near term expirations.
Issuances of Equity Securities
We may raise funds through capital market transactions by issuing capital stock. There can be no assurance, however, that we will be able to access the capital markets at any particular time or on any particular terms. We have authorized 100,000,000 shares of preferred stock and 500,000,000 shares of common stock. At March 31, 2024, we had 100,000,000 shares of preferred stock available for issuance and 184,043,235 shares of common stock available for issuance.
Other Potential Sources of Financing
In the future, we may also use other sources of financing to fund the acquisition of our target assets and maturities of our unsecured senior notes, including other secured as well as unsecured forms of borrowing and sale of senior loan interests and other assets.
Leverage Policies
Our strategies with regards to use of leverage have not changed significantly since December 31, 2023. Refer to our Form 10-K for a description of our strategies regarding use of leverage.
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

The Company’s board of directors declared the following dividends during the three months ended March 31, 2024:

Declaration Date	Record Date	Payment Date	Amount	Frequency
3/15/24	3/29/24	4/15/24	$0.48	Quarterly

Contractual Obligations and Commitments
Our material contractual obligations and commitments as of March 31, 2024 are as follows (amounts in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Secured financings (a)	$12,625,490	$1,436,033	$3,941,513	$5,744,587	$1,503,357
CLOs and SASB (b)	3,231,326	438,807	2,438,143	279,801	74,575
Unsecured senior notes	2,780,750	900,000	900,000	380,750	600,000
Future loan commitments:
Commercial Lending (c)	1,097,782	713,205	384,490	87	—
Infrastructure Lending (d)	183,164	158,618	24,546	—	—
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

(c)Excludes $278.0 million of loan funding commitments in which management projects the Company will not be obligated to fund in the future due to repayments made by the borrower earlier than, or in excess of, expectations.

(d)Represents contractual commitments of $117.1 million under revolvers and letters of credit and $66.1 million under delayed draw term loans.
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
Critical Accounting Estimates
Refer to the section of our Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” for a full discussion of our critical accounting estimates. Our critical accounting estimates have not materially changed since December 31, 2023.
Recent Accounting Developments
Refer to Note 2 to the Condensed Consolidated Financial Statements for a discussion of recent accounting developments and the expected impact to the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We seek to manage our risks related to the credit quality of our assets, interest rates, liquidity, prepayment speeds and market value while, at the same time, seeking to provide an opportunity to stockholders to realize attractive risk-adjusted returns through ownership of our capital stock. While we do not seek to avoid risk completely, we believe the risk can be quantified from historical experience and seek to actively manage that risk, to earn sufficient compensation to justify taking those risks and to maintain capital levels consistent with the risks we undertake. Our strategies for managing risk and our exposure to such risks, as described in Item 7A of our Form 10-K, have not changed materially since December 31, 2023 except as described below.
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
We seek to further manage credit risk associated with our Investing and Servicing Segment loans held-for-sale through the purchase of credit instruments. The following table presents our credit instruments as of March 31, 2024 and December 31, 2023 (dollars in thousands):

	Face Value of Loans Held-for-Sale	Aggregate Notional Value of Credit Instruments	Number of Credit Instruments
March 31, 2024	$126,955	$49,000	3
December 31, 2023	$45,400	$49,000	3
Interest Rate Risk
Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. We are subject to interest rate risk in connection with our investments and the related financing obligations. In general, we seek to match the interest rate characteristics of our investments with the interest rate characteristics of any related financing obligations such as repurchase agreements, bank credit facilities, term loans, revolving facilities and securitizations. In instances where the interest rate characteristics of an investment and the related financing obligation are not matched, we mitigate such interest rate risk through the utilization of interest rate derivatives of the same duration. The following table presents financial instruments where we have utilized interest rate derivatives to hedge interest rate risk and the related interest rate derivatives as of March 31, 2024 and December 31, 2023 (dollars in thousands):

	Face Value of Hedged Instruments	Aggregate Notional Value of Credit Instruments	Number of Credit Instruments
Instrument hedged as of March 31, 2024
Loans held-for-sale	$2,990,467	$3,715,500	52
RMBS, available-for-sale	189,960	85,000	2
CMBS, fair value option	65,738	81,300	3
HTM debt securities	9,100	9,100	1
Secured financing agreements	715,854	1,357,537	8
Unsecured senior notes	1,600,000	1,570,000	3
	$5,571,119	$6,818,437	69
Instrument hedged as of December 31, 2023
Loans held-for-sale	$2,954,526	$3,646,500	43
RMBS, available-for-sale	191,916	85,000	2
CMBS, fair value option	67,433	58,800	2
HTM debt securities	9,629	9,629	1
Secured financing agreements	716,786	1,358,775	8
Unsecured senior notes	1,000,000	970,000	2
	$4,940,290	$6,128,704	58

The following table summarizes the estimated annual change in net investment income for our variable rate investments and our variable rate debt assuming increases or decreases in SOFR or other applicable index rates and adjusted for the effects of our interest rate hedging activities (amounts in thousands):

Income (Expense) Subject to Interest Rate Sensitivity	Variable rate investments and indebtedness (1)	1.00% Decrease	0.50% Decrease	0.25% Decrease	0.25% Increase
Investment income from variable rate investments	$16,801,153	$(165,131)	$(83,082)	$(41,810)	$41,810
Interest expense from variable rate debt, net of interest rate derivatives	(8,814,575)	119,546	59,773	29,886	(29,886)
Net investment income from variable rate instruments	$7,986,578	$(45,585)	$(23,309)	$(11,924)	$11,924
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
The following table represents our assets and liabilities that are denominated in Pounds Sterling (“GBP”), Euros (“EUR”), Australian dollars (“AUD”) and Swiss Francs (“CHF”), as well as our expected future net interest receipts (amounts in thousands):

	March 31, 2024
	GBP	EUR	AUD		CHF
Foreign currency assets	£1,506,124	€735,294	A$	1,961,174	Fr.	64,805
Foreign currency liabilities	(1,104,200)	(327,733)	(1,369,637)		(47,474)
Foreign currency contracts - notional, net	(483,611)	(439,598)	(800,289)		(20,900)
Subtotal (1)	£(81,687)	€(32,037)	A$	(208,752)	Fr.	(3,569)
______________________________________________________________________________________________________________________

(1)     Primarily relates to expected net interest cash flows on the respective assets and liabilities over their term.

Substantially all of our net asset exposure to the GBP, EUR, AUD and CHF has been hedged with foreign currency forward contracts as of March 31, 2024, as indicated in the table above. Refer to Note 13 of the Condensed Consolidated Financial Statements for further detail regarding our foreign currency derivatives and their contractual maturities.

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
Changes in Internal Control Over Financial Reporting. No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
There were no unregistered sales of securities or issuer purchases of equity securities during the three months ended March 31, 2024.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits.
(a)Index to Exhibits
INDEX TO EXHIBITS

Exhibit No.	Description

4.1
Indenture, dated as of March 27, 2024, between Starwood Property Trust, Inc. and The Bank of New York Mellon, as trustee (including the form of Starwood Property Trust, Inc.'s 7.250% Senior Notes due 2029) (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed March 27, 2024)

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

STARWOOD PROPERTY TRUST, INC.

Date: May 8, 2024	By:	/s/ BARRY S. STERNLICHT
Barry S. Sternlicht Chief Executive Officer Principal Executive Officer

Date: May 8, 2024	By:	/s/ RINA PANIRY
Rina Paniry Chief Financial Officer, Treasurer, Chief Accounting Officer and Principal Financial Officer