Form 10-Q
period 2024-06-30
STARWOOD PROPERTY TRUST, INC.
filed 2024-08-06
CIK 1465128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of August 2, 2024 was 316,698,298.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited, amounts in thousands, except share data)

	As of June 30,	As of December 31,
	2024	2023
Assets:
Cash and cash equivalents	$259,267	$194,660
Restricted cash	176,435	117,312
Loans held-for-investment, net of credit loss allowances of $354,065 and $309,039	16,294,609	17,574,249
Loans held-for-sale, at fair value	2,820,026	2,645,637
Investment securities, net of credit loss allowances of $20,218 and $13,143 ($133,677 and $129,308 held at fair value)	665,714	735,562
Properties, net	1,206,671	1,046,384
Properties held-for-sale	—	290,937
Investments of consolidated affordable housing fund, at fair value	2,004,983	2,012,833
Investments in unconsolidated entities	97,424	90,376
Goodwill	259,846	259,846
Intangible assets ($20,507 and $19,384 held at fair value)	62,264	64,967
Derivative assets	70,530	63,437
Accrued interest receivable	197,114	200,867
Other assets	309,127	420,773
Variable interest entity (“VIE”) assets, at fair value	39,665,392	43,786,356
Total Assets	$64,089,402	$69,504,196
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$344,582	$293,442
Related-party payable	27,849	44,816
Dividends payable	153,422	152,888
Derivative liabilities	76,131	102,467
Secured financing agreements, net	12,102,859	13,867,996
Collateralized loan obligations and single asset securitization, net	3,523,721	3,491,292
Unsecured senior notes, net	2,754,370	2,158,888
Debt related to properties held for sale	—	193,691
VIE liabilities, at fair value	38,132,695	42,175,734
Total Liabilities	57,115,629	62,481,214
Commitments and contingencies (Note 22)
Temporary Equity: Redeemable non-controlling interests	414,095	414,348
Permanent Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Preferred stock, $0.01 per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 per share, 500,000,000 shares authorized, 324,133,801 issued and 316,685,110 outstanding as of June 30, 2024 and 320,814,765 issued and 313,366,074 outstanding as of December 31, 2023	3,241	3,208
Additional paid-in capital	5,906,653	5,864,670
Treasury stock (7,448,691 shares)	(138,022)	(138,022)
Retained earnings	432,682	505,881
Accumulated other comprehensive income	13,920	15,352
Total Starwood Property Trust, Inc. Stockholders’ Equity	6,218,474	6,251,089
Non-controlling interests in consolidated subsidiaries	341,204	357,545
Total Permanent Equity	6,559,678	6,608,634
Total Liabilities and Equity	$64,089,402	$69,504,196
________________________________________________________
Note: In addition to the VIE assets and liabilities which are separately presented, our condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023 include assets of $4.4 billion and $4.3 billion, respectively, and liabilities of $3.5 billion related to consolidated collateralized loan obligations (“CLOs”) and a single asset securitization (“SASB”), which are considered to be VIEs. The CLOs’ and SASB’s assets can only be used to settle obligations of the CLOs and SASB, and the CLOs’ and SASB’s liabilities do not have recourse to Starwood Property Trust, Inc. Refer to Note 15 for additional discussion of VIEs.

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited, amounts in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Interest income from loans	$427,432	$455,849	$890,924	$886,757
Interest income from investment securities	17,000	18,919	35,206	37,556
Servicing fees	16,033	6,342	25,722	13,598
Rental income	25,459	32,307	54,306	64,596
Other revenues	3,902	2,252	6,756	3,576
Total revenues	489,826	515,669	1,012,914	1,006,083
Costs and expenses:
Management fees	30,517	30,978	76,531	70,518
Interest expense	344,389	363,332	700,345	698,633
General and administrative	51,082	43,156	101,745	85,264
Costs of rental operations	12,070	11,467	22,414	23,133
Depreciation and amortization	10,124	12,323	19,942	24,739
Credit loss provision, net	42,709	121,925	78,548	165,119
Other expense	285	271	959	1,388
Total costs and expenses	491,176	583,452	1,000,484	1,068,794
Other income (loss):
Change in net assets related to consolidated VIEs	17,180	54,123	27,266	95,261
Change in fair value of servicing rights	895	162	1,123	466
Change in fair value of investment securities, net	367	(12)	1,282	70
Change in fair value of mortgage loans, net	64,421	(53,342)	35,408	(44,441)
Income from affordable housing fund investments	6,446	223,823	15,894	236,788
Earnings from unconsolidated entities	1,670	9,962	9,345	12,687
Gain on sale of investments and other assets, net	—	4,680	91,962	4,870
Gain on derivative financial instruments, net	986	56,376	102,925	23,548
Foreign currency gain (loss), net	6,885	23,334	(34,985)	38,353
Loss on extinguishment of debt	(1,105)	(1,123)	(2,559)	(1,184)
Other loss, net	(2,792)	(26,624)	(5,422)	(29,165)
Total other income	94,953	291,359	242,239	337,253
Income before income taxes	93,603	223,576	254,669	274,542
Income tax (provision) benefit	(15,878)	(1,197)	(17,084)	7,598
Net income	77,725	222,379	237,585	282,140
Net loss (income) attributable to non-controlling interests	165	(53,536)	(5,363)	(61,323)
Net income attributable to Starwood Property Trust, Inc.	$77,890	$168,843	$232,222	$220,817

Earnings per share data attributable to Starwood Property Trust, Inc.:
Basic	$0.24	$0.54	$0.73	$0.70
Diluted	$0.24	$0.54	$0.73	$0.70
See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited, amounts in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$77,725	$222,379	$237,585	$282,140
Other comprehensive income (loss) (net change by component):
Available-for-sale securities	(141)	(2,496)	(1,432)	(3,600)
Other comprehensive loss	(141)	(2,496)	(1,432)	(3,600)
Comprehensive income	77,584	219,883	236,153	278,540
Less: Comprehensive loss (income) attributable to non-controlling interests	165	(53,536)	(5,363)	(61,323)
Comprehensive income attributable to Starwood Property Trust, Inc.	$77,749	$166,347	$230,790	$217,217
See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity
For the Three Months Ended June 30, 2024 and 2023
(Unaudited, amounts in thousands, except share data)

	Temporary Equity	Common stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Starwood Property Trust, Inc. Stockholders’ Equity	Non- Controlling Interests	Total Permanent Equity
		Shares	Par Value		Shares	Amount
Balance, March 31, 2024	$415,485	323,405,456	$3,234	$5,885,852	7,448,691	$(138,022)	$507,622	$14,061	$6,272,747	$351,949	$6,624,696
Proceeds from DRIP Plan	—	16,571	—	318	—	—	—	—	318	—	318
Proceeds from employee stock purchase plan	—	17,061	—	278	—	—	—	—	278	—	278
Share-based compensation	—	223,534	2	10,666	—	—	—	—	10,668	—	10,668
Manager fees paid in stock	—	471,179	5	9,539	—	—	—	—	9,544	—	9,544
Net income	972	—	—	—	—	—	77,890	—	77,890	(1,137)	76,753
Dividends declared, $0.48 per share	—	—	—	—	—	—	(152,830)	—	(152,830)	—	(152,830)
Other comprehensive loss, net	—	—	—	—	—	—	—	(141)	(141)	—	(141)
Distributions to non-controlling interests	(2,362)	—	—	—	—	—	—	—	—	(9,608)	(9,608)
Balance, June 30, 2024	$414,095	324,133,801	$3,241	$5,906,653	7,448,691	$(138,022)	$432,682	$13,920	$6,218,474	$341,204	$6,559,678

Balance, March 31, 2023	$364,418	319,669,537	$3,197	$5,826,509	7,448,691	$(138,022)	$670,690	$19,851	$6,382,225	$370,248	$6,752,473
Proceeds from DRIP Plan	—	15,795	—	275	—	—	—	—	275	—	275
Proceeds from employee stock purchase plan	—	23,998	—	353	—	—	—	—	353	—	353
Share-based compensation	—	130,652	1	9,497	—	—	—	—	9,498	—	9,498
Manager fees paid in stock	—	377,207	4	6,179	—	—	—	—	6,183	—	6,183
Net income	45,661	—	—	—	—	—	168,843	—	168,843	7,875	176,718
Dividends declared, $0.48 per share	—	—	—	—	—	—	(150,387)	—	(150,387)	—	(150,387)
Other comprehensive loss, net	—	—	—	—	—	—	—	(2,496)	(2,496)	—	(2,496)
Distributions to non-controlling interests	(2,045)	—	—	—	—	—	—	—	—	(7,674)	(7,674)
Balance, June 30, 2023	$408,034	320,217,189	$3,202	$5,842,813	7,448,691	$(138,022)	$689,146	$17,355	$6,414,494	$370,449	$6,784,943
See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity (Continued)
For the Six Months Ended June 30, 2024 and 2023
(Unaudited, amounts in thousands, except share data)

	Temporary Equity	Common stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Starwood Property Trust, Inc. Stockholders’ Equity	Non- Controlling Interests	Total Permanent Equity
		Shares	Par Value		Shares	Amount
Balance, December 31, 2023	$414,348	320,814,765	$3,208	$5,864,670	7,448,691	$(138,022)	$505,881	$15,352	$6,251,089	$357,545	$6,608,634
Proceeds from DRIP Plan	—	29,605	—	584	—	—	—	—	584	—	584
Proceeds from employee stock purchase plan	—	83,376	1	1,411	—	—	—	—	1,412	—	1,412
Share-based compensation	—	2,238,706	22	20,692	—	—	—	—	20,714	—	20,714
Manager fees paid in stock	—	967,349	10	19,296	—	—	—	—	19,306	—	19,306
Net income	2,537	—	—	—	—	—	232,222	—	232,222	2,826	235,048
Dividends declared, $0.96 per share	—	—	—	—	—	—	(305,421)	—	(305,421)	—	(305,421)
Other comprehensive loss, net	—	—	—	—	—	—	—	(1,432)	(1,432)	—	(1,432)
Distributions to non-controlling interests	(2,790)	—	—	—	—	—	—	—	—	(19,167)	(19,167)
Balance, June 30, 2024	$414,095	324,133,801	$3,241	$5,906,653	7,448,691	$(138,022)	$432,682	$13,920	$6,218,474	$341,204	$6,559,678

Balance, December 31, 2022	$362,790	318,123,861	$3,181	$5,807,087	7,448,691	$(138,022)	$769,237	$20,955	$6,462,438	$373,479	$6,835,917
Proceeds from DRIP Plan	—	31,452	—	574	—	—	—	—	574	—	574
Proceeds from employee stock purchase plan	—	89,024	1	1,322	—	—	—	—	1,323	—	1,323
Share-based compensation	—	1,222,441	12	20,422	—	—	—	—	20,434	—	20,434
Manager fees paid in stock	—	750,411	8	13,408	—	—	—	—	13,416	—	13,416
Net income	47,948	—	—	—	—	—	220,817	—	220,817	13,375	234,192
Dividends declared, $0.96 per share	—	—	—	—	—	—	(300,908)	—	(300,908)	—	(300,908)
Other comprehensive loss, net	—	—	—	—	—	—	—	(3,600)	(3,600)	—	(3,600)
Distributions to non-controlling interests	(2,704)	—	—	—	—	—	—	—	—	(16,405)	(16,405)
Balance, June 30, 2023	$408,034	320,217,189	$3,202	$5,842,813	7,448,691	$(138,022)	$689,146	$17,355	$6,414,494	$370,449	$6,784,943
See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited, amounts in thousands)

	For the Six Months Ended June 30
	2024	2023
Cash Flows from Operating Activities:
Net income	$237,585	$282,140
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs, premiums and discounts on secured borrowings	25,313	26,026
Amortization of discounts and deferred financing costs on unsecured senior notes	5,048	4,306
Accretion of net discount on investment securities	(2,762)	(4,273)
Accretion of net deferred loan fees and discounts	(32,742)	(32,212)
Share-based compensation	20,714	20,434
Manager fees paid in stock	19,306	13,416
Change in fair value of investment securities	(1,282)	(70)
Change in fair value of consolidated VIEs	43,584	(22,696)
Change in fair value of servicing rights	(1,123)	(466)
Change in fair value of loans	(35,408)	44,441
Change in fair value of affordable housing fund investments	7,850	(215,983)
Change in fair value of derivatives	(56,400)	13,335
Foreign currency loss (gain), net	34,985	(38,353)
Gain on sale of investments and other assets	(91,962)	(4,870)
Impairment charges on properties and related intangibles	—	23,856
Credit loss provision, net	78,548	165,119
Depreciation and amortization	22,385	27,295
Earnings from unconsolidated entities	(9,345)	(12,687)
Distributions of earnings from unconsolidated entities	2,300	7,299
Loss on extinguishment of debt	2,559	1,184
Origination and purchase of loans held-for-sale, net of principal collections	(497,098)	(162,212)
Proceeds from sale of loans held-for-sale	358,409	171,318
Changes in operating assets and liabilities:
Related-party payable	(16,967)	(13,861)
Accrued and capitalized interest receivable, less purchased interest	(43,540)	(77,999)
Other assets	22,791	(17,963)
Accounts payable, accrued expenses and other liabilities	16,459	(36,168)
Net cash provided by operating activities	109,207	160,356
Cash Flows from Investing Activities:
Origination, purchase and funding of loans held-for-investment	(910,014)	(1,039,139)
Proceeds from principal collections on loans	2,030,875	1,477,281
Proceeds from loans sold	47,149	52,912
Purchase and funding of investment securities	(18,708)	(1,452)
Proceeds from sales and redemptions of investment securities	1,314	295
Proceeds from principal collections on investment securities	77,301	51,348
Proceeds from sales of real estate, net of debt assumed by purchaser	198,988	19,037
Purchases and additions to properties and other assets	(14,184)	(14,314)
Distribution of capital from unconsolidated entities	—	2,607
Cash resulting from foreclosures and initial consolidation of entities	1,054	123
Payments for purchase or termination of derivatives	(5,507)	(9,397)
Proceeds from termination of derivatives	27,907	12,781
Net cash provided by investing activities	1,436,175	552,082

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited, amounts in thousands)

	For the Six Months Ended June 30
	2024	2023
Cash Flows from Financing Activities:
Proceeds from borrowings	$2,897,949	$2,342,276
Principal repayments on and repurchases of borrowings	(3,999,367)	(2,700,729)
Payment of deferred financing costs	(26,834)	(5,093)
Proceeds from common stock issuances	1,996	1,897
Payment of dividends	(304,887)	(300,001)
Distributions to non-controlling interests	(21,957)	(19,109)
Issuance of debt of consolidated VIEs	5,779	—
Repayment of debt of consolidated VIEs	(215)	(216)
Distributions of cash from consolidated VIEs	28,193	40,447
Net cash used in financing activities	(1,419,343)	(640,528)
Net increase in cash, cash equivalents and restricted cash	126,039	71,910
Cash, cash equivalents and restricted cash, beginning of period	311,972	382,133
Effect of exchange rate changes on cash	(2,309)	169
Cash, cash equivalents and restricted cash, end of period	$435,702	$454,212
Supplemental disclosure of cash flow information:
Cash paid for interest	$668,388	$662,047
Income taxes (refunded) paid, net	(46)	1,873
Supplemental disclosure of non-cash investing and financing activities:
Dividends declared, but not yet paid	$152,829	$152,892
Deconsolidation of VIEs (VIE asset/liability reductions)	711,975	—
Net assets acquired through foreclosure, control or conversion to equity interest:
Assets acquired, less cash	178,821	40,897
Liabilities assumed	2,859	74
Debt assumed by purchaser in sale of real estate	(194,900)	—
Reclassification of loans held-for-investment to loans held-for-sale	48,695	41,392
Loan principal collections temporarily held at master servicer	12,987	158,125
See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
As of June 30, 2024
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
We have four reportable business segments as of June 30, 2024 and we refer to the investments within these segments as our target assets:
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
•Real estate property (the “Property Segment”)—engages primarily in acquiring and managing equity interests in stabilized and to be stabilized commercial real estate properties, including multifamily properties, that are held for investment.
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
These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (our “Form 10-K”), as filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the operating results for the full year.
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

Nearly all of the Company’s unvested RSUs and RSAs contain rights to receive non-forfeitable dividends and thus are participating securities. In addition, the non-controlling interests that are redeemable with our common stock are considered participating securities because they earn a preferred return indexed to the dividend rate on our common stock (see Note 17). Due to the existence of these participating securities, the two-class method of computing EPS is required, unless another method is determined to be more dilutive. Under the two-class method, undistributed earnings are reallocated between shares of common stock and participating securities. For the three and six months ended June 30, 2024 and 2023, the two-class method resulted in the most dilutive EPS calculation.

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
We believe the estimates and assumptions underlying our consolidated financial statements are reasonable and supportable based on the information available as of June 30, 2024. Actual results may ultimately differ from those estimates.
Reclassifications
Acquisition and investment pursuit costs were combined within other expense in the prior period condensed consolidated statements of operations to conform with the current period presentation.
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
3. Acquisitions and Divestitures
Property Segment Master Lease Portfolio

On February 29, 2024, we sold the 16 retail properties which comprised our Property Segment’s Master Lease Portfolio for a gross sale price of $387.1 million. In connection with the sale, the purchaser assumed the related mortgage debt of $194.9 million, which resulted in net proceeds of $188.0 million after selling costs. We recognized a gain of $92.0 million, which is included within gain on sale of investments and other assets in our condensed consolidated statements of operations for the six months ended June 30, 2024, and a $1.2 million loss on extinguishment of debt.

Investing and Servicing Segment Property Portfolio (“REIS Equity Portfolio”)

During the six months ended June 30, 2024, there were no sales of property within the REIS Equity Portfolio. During the three and six months ended June 30, 2023, we sold an operating property for $16.3 million within the REIS Equity Portfolio. In connection with this sale, we recognized a total gain of $4.8 million within gain on sale of investments and other assets in our condensed consolidated statements of operations.

Commercial and Residential Lending Segment
During the three and six months ended June 30, 2024, we sold three units in a residential conversion project in New York for $12.1 million within the Commercial and Residential Lending Segment. In connection with these sales, there was no gain or loss recognized in our condensed consolidated statements of operations. During the six months ended June 30, 2023, there were no material sales of property within the Commercial and Residential Lending Segment.

During the three and six months ended June 30, 2024 and 2023, we had no significant acquisitions of properties or businesses other than properties acquired through loan foreclosure as discussed in Note 4.

4. Loans
Our loans held-for-investment are accounted for at amortized cost and our loans held-for-sale are accounted for at the lower of cost or fair value, unless we have elected the fair value option for either. The following tables summarize our investments in mortgages and loans as of June 30, 2024 and December 31, 2023 (dollars in thousands):

June 30, 2024	Carrying Value	Face Amount	Weighted Average Coupon (1)	Weighted Average Life (“WAL”) (years)(2)
Loans held-for-investment:
Commercial loans:
First mortgages (3)	$13,854,718	$13,888,062	9.0%	2.6
Subordinated mortgages (4)	40,045	39,982	14.6%	1.7
Mezzanine loans (3)	302,544	304,020	13.9%	2.3
Other	70,309	70,521	9.6%	1.3
Total commercial loans	14,267,616	14,302,585
Infrastructure first priority loans	2,381,058	2,423,860	9.4%	3.6
Total loans held-for-investment	16,648,674	16,726,445
Loans held-for-sale:
Residential, fair value option	2,503,967	2,801,168	4.5%	N/A	(5)
Commercial, fair value option	316,059	317,185	6.2%	5.3
Total loans held-for-sale	2,820,026	3,118,353
Total gross loans	19,468,700	$19,844,798
Credit loss allowances:
Commercial loans held-for-investment	(344,603)
Infrastructure loans held-for-investment	(9,462)
Total allowances	(354,065)
Total net loans	$19,114,635

December 31, 2023
Loans held-for-investment:
Commercial loans:
First mortgages (3)	$14,956,646	$15,005,827	9.0%	2.8
Subordinated mortgages (4)	76,560	76,882	14.8%	2.2
Mezzanine loans (3)	273,146	274,899	13.7%	2.7
Other	71,012	71,843	9.6%	1.8
Total commercial loans	15,377,364	15,429,451
Infrastructure first priority loans	2,505,924	2,550,244	9.5%	3.9
Total loans held-for-investment	17,883,288	17,979,695
Loans held-for-sale:
Residential, fair value option	2,604,594	2,909,126	4.5%	N/A	(5)
Commercial, fair value option	41,043	45,400	5.5%	5.2
Total loans held-for-sale	2,645,637	2,954,526
Total gross loans	20,528,925	$20,934,221
Credit loss allowances:
Commercial loans held-for-investment	(298,775)
Infrastructure loans held-for-investment	(10,264)
Total allowances	(309,039)
Total net loans	$20,219,886

______________________________________________________________________________________________________________________
(1)Calculated using applicable index rates as of June 30, 2024 and December 31, 2023 for variable rate loans and excludes loans for which interest income is not recognized.
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
(3)First mortgages include first mortgage loans and any contiguous mezzanine loan components because as a whole, the expected credit quality of these loans is more similar to that of a first mortgage loan. The application of this methodology resulted in mezzanine loans with carrying values of $1.0 billion being classified as first mortgages as of both June 30, 2024 and December 31, 2023.
(4)Subordinated mortgages include B-Notes and junior participation in first mortgages where we do not own the senior A-Note or senior participation. If we own both the A-Note and B-Note, we categorize the loan as a first mortgage loan.
(5)Residential loans have a weighted average remaining contractual life of 27.3 years and 27.8 years as of June 30, 2024 and December 31, 2023, respectively.
As of June 30, 2024, our variable rate loans held-for-investment, excluding loans for which interest income is not recognized, were as follows (dollars in thousands):

June 30, 2024	Carrying Value	Weighted-average Spread Above Index
Commercial loans	$13,496,859	3.9%
Infrastructure loans	2,381,058	3.9%
Total variable rate loans held-for-investment	$15,877,917	3.9%

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
The significant credit quality indicators for our loans measured at amortized cost, which excludes loans held-for-sale, were as follows as of June 30, 2024 (dollars in thousands):

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Total	Total Amortized Cost Basis	Credit Loss Allowance
As of June 30, 2024	2024	2023	2022	2021	2020	Prior
Commercial loans:
Credit quality indicator:
LTV < 60%	$14,071	$121,158	$2,084,410	$2,800,185	$188,195	$745,350	$—	$5,953,369	$15,795
LTV 60% - 70%	53,980	720,905	1,912,743	3,138,733	86,963	315,144	—	6,228,468	111,281
LTV > 70%	—	62,405	103,129	504,938	224,036	1,116,037	—	2,010,545	212,602
Credit deteriorated	—	—	—	—	—	4,925	—	4,925	4,925
Defeased and other	—	14,074	42,030	—	—	14,205	—	70,309	—
Total commercial	$68,051	$918,542	$4,142,312	$6,443,856	$499,194	$2,195,661	$—	$14,267,616	$344,603
Infrastructure loans:
Credit quality indicator:
Power	$48,940	$375,243	$—	$104,434	$—	$703,104	$14,104	$1,245,825	$3,191
Oil and gas	140,496	388,612	141,149	183,399	35,722	245,855	—	1,135,233	6,271
Total infrastructure	$189,436	$763,855	$141,149	$287,833	$35,722	$948,959	$14,104	$2,381,058	$9,462
Loans held-for-sale								2,820,026	—
Total gross loans								$19,468,700	$354,065

Non-Credit Deteriorated Loans
As of June 30, 2024, we had the following loans with a combined amortized cost basis of $609.5 million that were 90 days or greater past due at June 30, 2024: (i) a $262.1 million first mortgage and mezzanine loan on an office condominium in Brooklyn, New York; (ii) a $125.1 million senior mortgage loan on an office building in Arlington, Virginia; (iii) a $55.1 million first mortgage loan on a multifamily property comprised of 264 units in Fort Worth, Texas; (iv) a $45.0 million first mortgage loan on a multifamily property in Arizona; (v) a $37.8 million leasehold mortgage loan on a luxury resort in California destroyed by wildfire; and (vi) $84.4 million of residential loans. All of these loans were on nonaccrual as of June 30, 2024 except for (i) which was brought current by way of a loan restructuring subsequent to June 30, 2024.
We also had the following loans on nonaccrual that were not 90 days or greater past due as of June 30, 2024: (i) a $186.0 million senior loan on a retail and entertainment project in New Jersey; and (ii) a $7.0 million junior mezzanine loan (commitment of $18.2 million) issued during the six months ended June 30, 2024 in connection with a loan modification on two connected office buildings in Washington, D.C. (see related discussion below). These loans were not considered credit deteriorated as we presently expect to recover all amounts due.
Credit Deteriorated Loans
As of June 30, 2024, we had a $4.9 million commercial subordinated loan secured by a department store in Chicago which was deemed credit deteriorated and was fully reserved in prior years. The loan was on nonaccrual under the cost recovery method as of June 30, 2024.
Foreclosures
During the three and six months ended June 30, 2024, we foreclosed on the following loans:
In May 2024, we foreclosed on a senior mortgage loan on a vacant office building in Washington, D.C. The net carrying value of our loan related to this property totaled $114.2 million, net of a specific credit loss allowance of $9.8 million provided during the three months ended June 30, 2024. In connection with the foreclosure, we recorded properties of $114.7 million and net liabilities of $0.5 million, in accordance with the asset acquisition provisions of ASC 805. The property was transferred to our Property Segment with the expectation that we will convert it to multifamily use (see Note 6).
In May 2024, we foreclosed on a first mortgage and mezzanine loan on a multifamily property in Nashville, Tennessee. The net carrying value of our loan related to this property (including previously accrued interest) totaled $52.7 million. In connection with the foreclosure, we recorded properties of $51.3 million and net working capital of $1.4 million, in accordance with the asset acquisition provisions of ASC 805.
In June 2024, we foreclosed on a loan on a hospitality asset in New York City that our Investing and Servicing segment acquired as nonperforming in October 2021. The net carrying value of our loan related to this property (including previously accrued interest) totaled $10.1 million. In connection with the foreclosure, we recorded properties of $10.1 million in accordance with the asset acquisition provisions of ASC 805.
Loan Modifications
We may amend or modify a loan based on its specific facts and circumstances. During the six months ended June 30, 2024, we made modifications to six commercial loans described below, which are disclosable under ASU 2022-02, Troubled Debt Restructurings and Vintage Disclosures, as they involved an other-than-insignificant payment delay and/or an interest rate reduction for a borrower experiencing financial difficulty. The six loans had a combined amortized cost basis of $916.6 million, representing 6% of our commercial loans as of June 30, 2024. These types of modifications generally provide a borrower additional time to refinance or sell the collateral property in order to repay the principal balance of the loan and/or provide some interest payment relief to a borrower experiencing operating cash shortfalls. The modified terms and subsequent performance of the modified loans were included in the determination of our general CECL reserve.
Three months ended June 30, 2024:
For a $53.9 million first mortgage loan on an office building in Southfield, Michigan (with an unfunded commitment of $5.1 million as of June 30, 2024), we granted a 1.00% reduction in the interest rate to SOFR + 2.45% (which reduction is partly recaptured in a new exit fee) and a 29-month term extension.

For a $60.0 million first mortgage loan on a multifamily property in Las Vegas, Nevada (with an unfunded commitment of $1.5 million as of June 30, 2024), we granted reductions in the interest rate by 1.00% for the first 12 months and 0.50% for the following 12 months (which reductions are recaptured in a new exit fee).
For a $150.2 million first mortgage loan on the development and recapitalization of luxury rental cabins (with an unfunded commitment of $50.2 million as of June 30, 2024), we extended the initial maturity of the loan by eight months to December 2024, with a one-year extension option subject to certain conditions, and deferred all remaining interest payments until December 2024 (see Note 16 for further details).
Three months ended March 31, 2024:
For a $323.5 million first mortgage and mezzanine loan on two connected office buildings in Washington, D.C., we granted a 24-month term extension and a 2.85% reduction in the interest rate to SOFR (floor of 5.00%) plus 1.00%. In addition, we provided an $18.2 million junior mezzanine loan (of which $7.0 million was funded as of June 30, 2024), principally to fund new leasing costs prior to the loan’s extended maturity. As part of this modification, we will receive a percentage of net sales proceeds in excess of the loan amount if the underlying collateral is sold, or a percentage of the equity if the collateral is refinanced.
For a $252.0 million senior mortgage loan on an office building in Houston, Texas, we granted a 28-month term extension plus two additional one-year extension options, and provided a $30.0 million preferred equity commitment (of which $22.9 million was unfunded as of June 30, 2024), principally to fund new leasing costs prior to the loan’s extended maturity.
For a $77.0 million first mortgage loan on a multifamily property in Birmingham, Alabama, the interest rate was reduced 0.55% for 24 months (which reduction is recaptured in a new exit fee), with the borrower contributing $3.4 million of additional equity.
Each of the above modified loans has paid all contractual interest due as of June 30, 2024.
Performance of Previously Modified Loans:
Loans with modifications disclosed in the previous twelve months are performing in accordance with their modified terms except for a $45.0 million first mortgage loan on a multifamily property in Arizona which did not pay $1.5 million of the reduced interest due during the six months ended June 30, 2024. The loan has been on nonaccrual since April 2024.
Credit Loss Allowance Activity
The following tables present the activity in our credit loss allowance for funded loans and unfunded commitments (amounts in thousands):

	Funded Commitments Credit Loss Allowance
	Loans Held-for-Investment		Total Funded Loans
Six Months Ended June 30, 2024	Commercial	Infrastructure
Credit loss allowance at December 31, 2023	$298,775	$10,264	$309,039
Credit loss provision (reversal), net	55,639	(802)	54,837
Charge-offs (1)	(9,811)	—	(9,811)
Credit loss allowance at June 30, 2024	$344,603	$9,462	$354,065
______________________________________________________________________________________________________________________
(1)Represents the charge-off of a $9.8 million specific credit loss allowance that was established during the three months ended June 30, 2024 related to a senior mortgage loan on a vacant office building in Washington, D.C. The loan was originated in 2021 and foreclosed on in May 2024.

	Unfunded Commitments Credit Loss Allowance (1)
	Loans Held-for-Investment		HTM Preferred
Six Months Ended June 30, 2024	Commercial	Infrastructure	Interests (2)	CMBS (2)	Total
Credit loss allowance at December 31, 2023	$8,742	$564	$1,548	$74	$10,928
Credit loss provision (reversal), net	4,507	(159)	10,747	(5)	15,090
Credit loss allowance at June 30, 2024	$13,249	$405	$12,295	$69	$26,018
Memo: Unfunded commitments as of June 30, 2024 (3)	$984,940	$48,401	$28,390	$30,908	$1,092,639
______________________________________________________________________________________________________________________
(1)Included in accounts payable, accrued expenses and other liabilities in our consolidated balance sheets.
(2)See Note 5 for further details.
(3)Represents amounts expected to be funded (see Note 22).
Loan Portfolio Activity
The activity in our loan portfolio was as follows (amounts in thousands):

	Held-for-Investment Loans
Six Months Ended June 30, 2024	Commercial	Infrastructure	Held-for-Sale Loans	Total Loans
Balance at December 31, 2023	$15,078,589	$2,495,660	$2,645,637	$20,219,886
Acquisitions/originations/additional funding	521,706	388,308	605,050	1,515,064
Capitalized interest (1)	42,966	—	—	42,966
Basis of loans sold (2)	—	—	(405,558)	(405,558)
Loan maturities/principal repayments	(1,444,579)	(474,969)	(107,660)	(2,027,208)
Discount accretion/premium amortization	21,884	10,858	—	32,742
Changes in fair value	—	—	35,408	35,408
Foreign currency translation loss, net	(67,035)	(368)	—	(67,403)
Credit loss (provision) reversal, net	(55,639)	802	(1,546)	(56,383)
Loan foreclosures	(174,879)	—	—	(174,879)	(3)
Transfer to/from other asset classifications or between segments	—	(48,695)	48,695	—
Balance at June 30, 2024	$13,923,013	$2,371,596	$2,820,026	$19,114,635

	Held-for-Investment Loans
Six Months Ended June 30, 2023	Commercial	Infrastructure	Held-for-Sale Loans	Total Loans
Balance at December 31, 2022	$16,048,507	$2,352,932	$2,784,594	$21,186,033
Acquisitions/originations/additional funding	780,232	258,907	249,450	1,288,589
Capitalized interest (1)	57,680	259	7	57,946
Basis of loans sold (2)	(53,000)	—	(171,318)	(224,318)
Loan maturities/principal repayments	(1,216,797)	(418,180)	(84,651)	(1,719,628)
Discount accretion/premium amortization	25,833	6,379	—	32,212
Changes in fair value	—	—	(44,441)	(44,441)
Foreign currency translation gain, net	104,113	797	—	104,910
Credit loss provision, net	(142,932)	(9,121)	—	(152,053)
Loan foreclosure	(41,071)	—	(645)	(41,716)	(4)
Transfer to/from other asset classifications or between segments	(41,392)	—	41,392	—
Balance at June 30, 2023	$15,521,173	$2,191,973	$2,774,388	$20,487,534
______________________________________________________________________________________________________________________
(1)Represents accrued interest income on loans whose terms do not require current payment of interest.
(2)See Note 12 for additional disclosure on these transactions.
(3)Represents (i) the $114.2 million carrying value of a senior mortgage loan on an office building in Washington, D.C. foreclosed in May 2024, (ii) the $51.5 million carrying value of a first mortgage and mezzanine loan on a multifamily property in Nashville, Tennessee foreclosed in May 2024 and (iii) the $9.2 million carrying value of a loan on a hospitality asset in New York City foreclosed in June 2024.

(4)Represents the $41.1 million carrying value of a mortgage loan on the retail portion of a hotel located in Chicago foreclosed in May 2023 and a $0.6 million residential mortgage loan foreclosed.
5. Investment Securities
Investment securities were comprised of the following as of June 30, 2024 and December 31, 2023 (amounts in thousands):

	Carrying Value as of
	June 30, 2024	December 31, 2023
RMBS, available-for-sale	$98,438	$102,368
RMBS, fair value option (1)	427,044	449,909
CMBS, fair value option (1), (2)	1,104,981	1,147,550
HTM debt securities, amortized cost net of credit loss allowance of $20,218 and $13,143	532,037	606,254
Equity security, fair value	7,339	8,340
Subtotal—Investment securities	2,169,839	2,314,421
VIE eliminations (1)	(1,504,125)	(1,578,859)
Total investment securities	$665,714	$735,562
______________________________________________________________________________________________________________________
(1)Certain fair value option CMBS and RMBS are eliminated in consolidation against VIE liabilities pursuant to ASC 810.
(2)Includes $160.2 million and $177.3 million of non-controlling interests in the consolidated entities which hold certain of these CMBS as of June 30, 2024 and December 31, 2023, respectively.
Purchases, sales and redemptions, and principal collections for all investment securities were as follows (amounts in thousands):

	RMBS, available-for-sale	RMBS, fair value option	CMBS, fair value option	HTM Securities	Equity Security	Securitization VIEs (1)	Total
Three Months Ended June 30, 2024
Purchases/fundings	$—	$—	$7,908	$1,580	$—	$—	$9,488
Sales and redemptions	—	—	2,613	—	—	(2,613)	—
Principal collections	2,894	11,883	1,329	55,217	—	(13,171)	58,152
Three Months Ended June 30, 2023
Purchases/fundings	$—	$—	$—	$861	$—	$—	$861
Sales and redemptions	—	—	—		295	—	295
Principal collections	2,548	14,577	10,980	7,583	—	(25,118)	10,570

	RMBS, available-for-sale	RMBS, fair value option	CMBS, fair value option	HTM Securities	Equity Security	Securitization VIEs (1)	Total
Six Months Ended June 30, 2024
Purchases/fundings	$—	$—	$7,908	$10,800	$—	$—	$18,708
Sales and redemptions	—	—	5,779	—	1,314	(5,779)	1,314
Principal collections	4,819	23,766	4,529	72,380	—	(28,193)	77,301
Six Months Ended June 30, 2023
Purchases/fundings	$—	$—	$—	$1,452	$—	$—	$1,452
Sales and redemptions	—	—	—	—	295	—	295
Principal collections	4,983	28,797	12,234	45,781	—	(40,447)	51,348
_________________________________________________________________________________________________________________
(1)Represents RMBS and CMBS, fair value option amounts eliminated due to our consolidation of securitization VIEs. These amounts are reflected as issuance or repayment of debt of, or distributions from, consolidated VIEs in our consolidated statements of cash flows.

RMBS, Available-for-Sale
The Company classified all of its RMBS not eliminated in consolidation as available-for-sale as of June 30, 2024 and December 31, 2023. These RMBS are reported at fair value in the balance sheet with changes in fair value recorded in accumulated other comprehensive income (“AOCI”).

The tables below summarize various attributes of our investments in available-for-sale RMBS as of June 30, 2024 and December 31, 2023 (amounts in thousands):

				Unrealized Gains or (Losses) Recognized in AOCI
	Amortized Cost	Credit Loss Allowance	Net Basis	Gross Unrealized Gains	Gross Unrealized Losses	Net Fair Value Adjustment	Fair Value
June 30, 2024
RMBS	$84,518	$—	$84,518	$16,793	$(2,873)	$13,920	$98,438
December 31, 2023
RMBS	$87,016	$—	$87,016	$18,092	$(2,740)	$15,352	$102,368

	Weighted Average Coupon (1)	WAL (Years) (2)
June 30, 2024
RMBS	5.8%	7.9
______________________________________________________________________________________________________________________
(1)Calculated using the June 30, 2024 SOFR rate of 5.334% for floating rate securities.
(2)Represents the remaining WAL of each respective group of securities as of the balance sheet date. The WAL of each individual security is calculated using projected amounts and projected timing of future principal payments.
As of June 30, 2024, approximately $87.7 million, or 89%, of RMBS were variable rate. We purchased all of the RMBS at a discount, a portion of which is accreted into income over the expected remaining life of the security. The majority of the income from this strategy is earned from the accretion of this accretable discount.
We have engaged a third party manager who specializes in RMBS to execute the trading of RMBS, the cost of which was $0.2 million for both the three months ended June 30, 2024 and 2023, and $0.4 million for both the six months ended June 30, 2024 and 2023, recorded as management fees in the accompanying condensed consolidated statements of operations.
The following table presents the gross unrealized losses and estimated fair value of any available-for-sale securities that were in an unrealized loss position as of June 30, 2024 and December 31, 2023, and for which an allowance for credit losses has not been recorded (amounts in thousands):

	Estimated Fair Value		Unrealized Losses
	Securities with a loss less than 12 months	Securities with a loss greater than 12 months	Securities with a loss less than 12 months	Securities with a loss greater than 12 months
As of June 30, 2024
RMBS	$2,637	$15,564	$(178)	$(2,695)
As of December 31, 2023
RMBS	$10,687	$6,361	$(1,322)	$(1,418)
As of both June 30, 2024 and December 31, 2023, there were 14 securities with unrealized losses reflected in the table above. After evaluating the securities, we concluded that the unrealized losses reflected above were noncredit-related and would be recovered from the securities’ estimated future cash flows. We considered a number of factors in reaching this conclusion, including that we did not intend to sell the securities, it was not considered more likely than not that we would be forced to sell the securities prior to recovering our amortized cost, and there were no material credit events that would have caused us to otherwise conclude that we would not recover our cost. Credit losses, if any, are calculated by comparing (i) the estimated future cash flows of each security discounted at the yield determined as of the initial acquisition date or, if since revised, as of the last date previously revised, to (ii) our net amortized cost basis. Significant judgment is used in projecting cash flows for our non-agency RMBS. As a result, actual income and/or credit losses could be materially different from what is currently projected and/or reported.

CMBS and RMBS, Fair Value Option
As discussed in the “Fair Value Option” section of Note 2 herein, we elect the fair value option for certain CMBS and RMBS in an effort to eliminate accounting mismatches resulting from the current or potential consolidation of securitization VIEs. As of June 30, 2024, the fair value and unpaid principal balance of CMBS where we have elected the fair value option, excluding the notional value of interest-only securities and before consolidation of securitization VIEs, were $1.1 billion and $2.7 billion, respectively. As of June 30, 2024, the fair value and unpaid principal balance of RMBS where we have elected the fair value option, excluding the notional value of interest-only securities and before consolidation of securitization VIEs, were $427.0 million and $326.3 million, respectively. The $1.5 billion total fair value balance of CMBS and RMBS represents our economic interests in these assets. However, as a result of our consolidation of securitization VIEs, the vast majority of this fair value (all except $27.9 million at June 30, 2024) is eliminated against VIE liabilities before arriving at our GAAP balance for fair value option investment securities.
As of June 30, 2024, none of our CMBS or RMBS were variable rate.
HTM Debt Securities, Amortized Cost
The table below summarizes our investments in HTM debt securities as of June 30, 2024 and December 31, 2023 (amounts in thousands):

	Amortized Cost Basis	Credit Loss Allowance	Net Carrying Amount	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
June 30, 2024
CMBS	$505,801	$(173)	$505,628	$1,101	$(23,574)	$483,155
Preferred interests	18,497	(9,974)	8,523	—	(1,328)	7,195
Infrastructure bonds	27,957	(10,071)	17,886	22	(13)	17,895
Total	$552,255	$(20,218)	$532,037	$1,123	$(24,915)	$508,245

December 31, 2023
CMBS	$580,704	$(164)	$580,540	$43	$(24,835)	$555,748
Preferred interests	9,570	(2,898)	6,672	—	(318)	6,354
Infrastructure bonds	29,123	(10,081)	19,042	32	(16)	19,058
Total	$619,397	$(13,143)	$606,254	$75	$(25,169)	$581,160
The following table presents the activity in our credit loss allowance for HTM debt securities (amounts in thousands):

	CMBS	Preferred Interests	Infrastructure Bonds	Total HTM Credit Loss Allowance
Six Months Ended June 30, 2024
Credit loss allowance at December 31, 2023	$164	$2,898	$10,081	$13,143
Credit loss provision (reversal), net	9	7,076	(10)	7,075
Credit loss allowance at June 30, 2024	$173	$9,974	$10,071	$20,218
As of June 30, 2024, we had a $10.0 million specific credit loss allowance on a $19.2 million infrastructure bond that is collateralized by a first priority lien on a coal-fired power plant in Mississippi. It was deemed credit deteriorated when we acquired the Infrastructure Lending Segment in 2018 and was placed on nonaccrual under the cost recovery method in 2023 due to a forbearance and restructuring plan agreed between the lenders and borrower that was necessitated by operating shortfalls at the plant.
We had the following commercial lending debt securities on nonaccrual that were not 90 days or greater past due as of June 30, 2024: (i) an $11.4 million preferred interest in an office park in Irvine, California and (ii) a $7.1 million preferred interest in an office building in Houston, Texas. Both of these investments were made in connection with loan modifications granted to a borrower experiencing financial difficulty, but are not considered credit deteriorated as we presently expect to recover all amounts due.

The table below summarizes the maturities of our HTM debt securities by type as of June 30, 2024 (amounts in thousands):

	CMBS	Preferred Interests	Infrastructure Bonds	Total
Less than one year	$25,452	$4,987	$—	$30,439
One to three years	480,176	—	236	480,412
Three to five years	—	3,536	8,536	12,072
Thereafter	—	—	9,114	9,114
Total	$505,628	$8,523	$17,886	$532,037
Equity Security, Fair Value
During 2012, we acquired 9,140,000 ordinary shares from a related-party in Starwood European Real Estate Finance Limited (“SEREF”), a debt fund that is externally managed by an affiliate of our Manager and is listed on the London Stock Exchange. During the six months ended June 30, 2024, 1,005,348 shares were redeemed by SEREF, for proceeds of $1.3 million, leaving 6,242,339 shares held as of June 30, 2024. The fair value of the investment remeasured in USD was $7.3 million and $8.3 million as of June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024, our shares represent an approximate 2.3% interest in SEREF.
6. Properties
Our properties are held within the following portfolios:
Property Segment - Medical Office Portfolio
The Medical Office Portfolio is comprised of 34 medical office buildings acquired during the year ended December 31, 2016. These properties, which collectively comprise 1.9 million square feet, are geographically dispersed throughout the U.S. and primarily affiliated with major hospitals or located on or adjacent to major hospital campuses. The Medical Office Portfolio includes total gross properties and lease intangibles of $781.0 million and debt of $478.5 million as of June 30, 2024.
Property Segment - D.C. Multifamily Conversion
As discussed in Note 4, a vacant office building in Washington, D.C. was acquired in a loan foreclosure in May 2024 and transferred to our Property Segment with the expectation that we will convert it to multifamily use. That property has a carrying value of $114.7 million, of which $88.6 million represents construction in progress and $26.1 million represents land and land improvements, and no associated debt as of June 30, 2024.
Investing and Servicing Segment Property Portfolio
The REIS Equity Portfolio is comprised of 7 commercial real estate properties which were acquired from CMBS trusts over time. The REIS Equity Portfolio includes total gross properties and lease intangibles of $120.1 million and debt of $68.2 million as of June 30, 2024.
Commercial and Residential Lending Segment Property Portfolio
The Commercial and Residential Lending Segment Portfolio represents properties acquired through loan foreclosure or exercise of control over a mezzanine loan borrower’s pledged equity interests. This portfolio includes total gross properties and lease intangibles of $504.4 million and debt of $87.8 million as of June 30, 2024.
Woodstar Portfolios
Refer to Note 7 for a discussion of our Woodstar I and Woodstar II Portfolios which are not included in the table below.

The table below summarizes our properties held-for-investment as of June 30, 2024 and December 31, 2023 (dollars in thousands):

	Depreciable Life	June 30, 2024	December 31, 2023
Property Segment
Land and land improvements	0 - 12 years	$95,214	$68,923
Buildings and building improvements	0 - 40 years	631,670	629,511
Construction in progress	N/A	88,644	—
Furniture & fixtures	3 - 5 years	997	608
Investing and Servicing Segment
Land and land improvements	0 - 15 years	24,880	20,229
Buildings and building improvements	3 - 40 years	71,330	65,433
Furniture & fixtures	2 - 5 years	2,950	2,899
Commercial and Residential Lending Segment
Land and land improvements	N/A	83,781	79,361
Buildings and building improvements	0 - 50 years	186,418	139,538
Construction in progress	N/A	214,803	218,205
Furniture & fixtures	5 years	2,003	2,003
Properties, cost		1,402,690	1,226,710
Less: accumulated depreciation		(196,019)	(180,326)
Properties, net		$1,206,671	$1,046,384

On February 29, 2024, we sold the 16 retail properties which comprised our Property Segment's Master Lease Portfolio for a gross sale price of $387.1 million. In connection with the sale, the purchaser assumed the related mortgage debt of $194.9 million, which resulted in net proceeds of $188.0 million after selling costs. We recognized a gain of $92.0 million, which is included within gain on sale of investments and other assets in our condensed consolidated statements of operations for the six months ended June 30, 2024, and a $1.2 million loss on extinguishment of debt.

During the six months ended June 30, 2024, there were no sales of property within the REIS Equity Portfolio. During the three and six months ended June 30, 2023, we sold an operating property for $16.3 million within the REIS Equity Portfolio. In connection with this sale, we recognized a total gain of $4.8 million within gain on sale of investments and other assets in our condensed consolidated statements of operations.

During the three and six months ended June 30, 2024, we sold three units in a residential conversion project in New York for $12.1 million within the Commercial and Residential Lending Segment. In connection with these sales, there was no gain or loss recognized in our condensed consolidated statements of operations. During the six months ended June 30, 2023, there were no material sales of property within the Commercial and Residential Lending Segment.

7. Investments of Consolidated Affordable Housing Fund
As discussed in Note 2, we established the Woodstar Fund effective November 5, 2021, an investment fund which holds our Woodstar multifamily affordable housing portfolios. The Woodstar Portfolios consist of the following:

Woodstar I Portfolio
The Woodstar I Portfolio is comprised of 32 affordable housing communities with 8,948 units concentrated primarily in the Tampa, Orlando and West Palm Beach metropolitan areas. During the year ended December 31, 2015, we acquired 18 of the 32 affordable housing communities of the Woodstar I Portfolio, with the final 14 communities acquired during the year ended December 31, 2016. The Woodstar I Portfolio includes properties at fair value of $1.8 billion and debt at fair value of $734.1 million as of June 30, 2024.

Woodstar II Portfolio
The Woodstar II Portfolio is comprised of 27 affordable housing communities with 6,109 units concentrated primarily in Central and South Florida. We acquired eight of the 27 affordable housing communities in December 2017, with the final 19 communities acquired during the year ended December 31, 2018. The Woodstar II Portfolio includes properties at fair value of $1.4 billion and debt at fair value of $483.3 million as of June 30, 2024.
Income from the Woodstar Fund’s investments reflects the following components for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Distributions from affordable housing fund investments	$10,400	$9,000	$23,744	$20,805
Unrealized change in fair value of investments (1)	(3,954)	214,823	(7,850)	215,983
Income from affordable housing fund investments	$6,446	$223,823	$15,894	$236,788
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
8. Investments in Unconsolidated Entities
The table below summarizes our investments in unconsolidated entities as of June 30, 2024 and December 31, 2023 (dollars in thousands):

	Participation / Ownership % (1)	Carrying value as of
		June 30, 2024	December 31, 2023
Equity method investments:
Equity interests in two natural gas power plants	10% - 12%	$52,500	$52,230
Investor entity which owns equity in an online real estate company	50%	5,592	5,575
Various	20% - 50%	17,594	16,854
		75,686	74,659
Other equity investments:
Equity interest in a servicing and advisory business	2%	12,955	12,955
Equity interest in a data center business in Ireland (2)	0.72%	7,334	1,313
Investment funds which own equity in a loan servicer and other real estate assets	4% - 6%	842	842
Various	3% - 15%	607	607
		21,738	15,717
		$97,424	$90,376
______________________________________________________________________________________________________________________
(1)None of these investments are publicly traded and therefore quoted market prices are not available.
(2)This equity interest was acquired in connection with the origination of a loan in 2021. The loan was repaid during the three months ended March 31, 2024. In connection with the repayment, an observable price change occurred when a 50% voting interest in this entity was acquired by related parties, including an investment fund and certain other entities affiliated with our Manager. As a result of the acquisition and resulting observable price change, during the three months ended March 31, 2024, we recorded a $6.0 million increase in the carrying value of our investment to reflect its fair value implied by the acquisition.
There were no differences between the carrying value of our equity method investments and the underlying equity in the net assets of the investees as of June 30, 2024.
During the three and six months ended June 30, 2024, we did not become aware of (i) any observable price changes in our other equity investments accounted for under the fair value practicability election, except as discussed above, or (ii) any indicators of impairment.

9. Goodwill and Intangibles
Goodwill
Goodwill is tested for impairment annually in the fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
Infrastructure Lending Segment
The Infrastructure Lending Segment’s goodwill of $119.4 million at both June 30, 2024 and December 31, 2023 represents the excess of consideration transferred over the fair value of net assets acquired on September 19, 2018 and October 15, 2018. The goodwill recognized is attributable to value embedded in the acquired Infrastructure Lending Segment’s lending platform.
LNR Property LLC (“LNR”)
The Investing and Servicing Segment’s goodwill of $140.4 million at both June 30, 2024 and December 31, 2023 represents the excess of consideration transferred over the fair value of net assets of LNR acquired on April 19, 2013. The goodwill recognized is attributable to value embedded in LNR’s existing platform, which includes a network of commercial real estate asset managers, work-out specialists, underwriters and administrative support professionals as well as proprietary historical performance data on commercial real estate assets.
Intangible Assets
Servicing Rights Intangibles
In connection with the LNR acquisition, we identified domestic servicing rights that existed at the purchase date, based upon the expected future cash flows of the associated servicing contracts. As of June 30, 2024 and December 31, 2023, the balance of the domestic servicing intangible was net of $34.2 million and $37.9 million, respectively, which was eliminated in consolidation pursuant to ASC 810 against VIE assets in connection with our consolidation of securitization VIEs. Before VIE consolidation, as of June 30, 2024 and December 31, 2023, the domestic servicing intangible had a balance of $54.8 million and $57.2 million, respectively, which represents our economic interest in this asset.
Lease Intangibles
In connection with our acquisitions of commercial real estate, we recognized in-place lease intangible assets and favorable lease intangible assets associated with certain non-cancelable operating leases of the acquired properties.
The following table summarizes our intangible assets, which are comprised of servicing rights intangibles and lease intangibles, as of June 30, 2024 and December 31, 2023 (amounts in thousands):

	As of June 30, 2024			As of December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Domestic servicing rights, at fair value	$20,507	$—	$20,507	$19,384	$—	$19,384
In-place lease intangible assets	96,158	(70,346)	25,812	96,158	(67,420)	28,738
Favorable lease intangible assets	27,928	(11,983)	15,945	27,928	(11,083)	16,845
Total net intangible assets	$144,593	$(82,329)	$62,264	$143,470	$(78,503)	$64,967

The following table summarizes the activity within intangible assets for the six months ended June 30, 2024 (amounts in thousands):

	Domestic Servicing Rights	In-place Lease Intangible Assets	Favorable Lease Intangible Assets	Total
Balance as of January 1, 2024	$19,384	$28,738	$16,845	$64,967
Amortization	—	(2,926)	(900)	(3,826)
Changes in fair value due to changes in inputs and assumptions	1,123	—	—	1,123
Balance as of June 30, 2024	$20,507	$25,812	$15,945	$62,264
The following table sets forth the estimated aggregate amortization of our in-place lease intangible assets and favorable lease intangible assets for the next five years and thereafter (amounts in thousands):

2024 (remainder of)	$3,369
2025	6,099
2026	4,573
2027	4,089
2028	3,943
Thereafter	19,684
Total	$41,757

10. Secured Borrowings
Secured Financing Agreements
The following table is a summary of our secured financing agreements in place as of June 30, 2024 and December 31, 2023 (dollars in thousands):

											Outstanding Balance at
	Current Maturity		Extended Maturity (a)		Weighted Average Coupon		Pledged Asset Carrying Value		Maximum Facility Size		June 30, 2024		December 31, 2023
Repurchase Agreements:
Commercial Loans	Aug 2024 to Dec 2028	(b)	Oct 2025 to Dec 2030	(b)	Index + 2.07%	(c)	$9,585,153		$12,178,399	(d)	$5,920,686		$7,170,389
Residential Loans	Jun 2025 to Apr 2026		Jun 2025 to Apr 2026		SOFR + 1.85%		2,501,732		3,450,000		2,223,218		2,287,655
Infrastructure Loans	Sep 2024		Sep 2026		SOFR + 2.07%		407,871		650,000		344,069		453,217
Conduit Loans	Dec 2024 to Jun 2026		Dec 2025 to Jun 2027		SOFR + 2.16%		246,173		375,000		178,078		26,930
CMBS/RMBS	Mar 2025 to Apr 2032	(e)	Jun 2025 to Oct 2032	(e)	(f)		1,272,469		947,800		663,144	(g)	714,168
Total Repurchase Agreements							14,013,398		17,601,199		9,329,195		10,652,359
Other Secured Financing:
Borrowing Base Facility	Nov 2024		Oct 2026		SOFR + 2.11%		93,148		750,000	(h)	4,100		27,639
Commercial Financing Facilities	Jul 2024 to Aug 2028		Jul 2025 to Dec 2030		Index + 2.29%		606,230		571,873	(i)	392,044		387,822
Infrastructure Financing Facilities	Jul 2025 to Oct 2025		Oct 2027 to Jul 2032		Index + 2.11%		634,107		1,050,000		465,734		631,187
Property Mortgages - Fixed rate	Oct 2025 to Jun 2026		N/A		4.52%		32,085		29,698		29,698		29,898
Property Mortgages - Variable rate	Feb 2025 to May 2026		N/A		SOFR + 2.56%		671,292		597,941		595,826		853,145
Term Loans and Revolver	(j)		N/A		(j)		N/A	(j)	1,509,784		1,359,784		1,366,778
Total Other Secured Financing							2,036,862		4,509,296		2,847,186		3,296,469
							$16,050,260		$22,110,495		12,176,381		13,948,828
Unamortized net discount											(22,084)		(24,975)
Unamortized deferred financing costs											(51,438)		(55,857)
											$12,102,859		$13,867,996
______________________________________________________________________________________________________________________
(a)Subject to certain conditions as defined in the respective facility agreement.
(b)For certain facilities, borrowings collateralized by loans existing at maturity may remain outstanding until such loan collateral matures, subject to certain specified conditions.
(c)Certain facilities with an outstanding balance of $2.5 billion as of June 30, 2024 are indexed to EURIBOR, BBSY, SARON and SONIA. The remainder are indexed to SOFR.
(d)Certain facilities with an aggregate initial maximum facility size of $11.8 billion may be increased to $12.2 billion, subject to certain conditions. The $12.2 billion amount includes such upsizes.
(e)Certain facilities with an outstanding balance of $328.7 million as of June 30, 2024 carry a rolling 12-month term which may reset quarterly with the lender’s consent. These facilities carry no maximum facility size.
(f)A facility with an outstanding balance of $278.3 million as of June 30, 2024 has a weighted average fixed annual interest rate of 3.56%. All other facilities are variable rate with a weighted average rate of SOFR + 2.16%.
(g)Includes: (i) $278.3 million outstanding on a repurchase facility that is not subject to margin calls; and (ii) $31.1 million outstanding on one of our repurchase facilities that represents the 49% pro rata share owed by a non-controlling partner in a consolidated joint venture (see Note 15).
(h)The maximum facility size as of June 30, 2024 of $450.0 million may be increased to $750.0 million, subject to certain conditions.
(i)Certain facilities with an aggregate initial maximum facility size of $471.9 million may be increased to $571.9 million, subject to certain conditions. The $571.9 million amount includes such upsizes.
(j)Consists of: (i) a $768.8 million term loan facility that matures in July 2026, of which $381.0 million has an annual interest rate of SOFR + 2.60% and $387.8 million has an annual interest rate of SOFR + 3.35%, subject to a 0.75% SOFR floor, (ii) a $150.0 million revolving credit facility that matures in April 2026 with an annual interest rate of SOFR + 2.60% and (iii) a $591.0 million term loan facility that matures in November 2027, with an annual interest rate of SOFR + 2.75%, subject to a 0.50% SOFR floor. These facilities are secured by the equity interests in certain of our subsidiaries which totaled $5.8 billion as of June 30, 2024.

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
In May 2024, we refinanced $600.0 million of outstanding debt on our Medical Office Portfolio due November 2024 with $450.5 million of senior securitized mortgage debt and a $39.5 million mezzanine loan. The new debt carries an initial term of two years, followed by three successive one-year extension options and a weighted average coupon of SOFR + 2.52%.
In June 2024, we repriced our $591.0 million term loan facility, reducing the spread by 50 bps from SOFR + 3.25% to SOFR + 2.75%.

Our secured financing agreements contain certain financial tests and covenants. As of June 30, 2024, we were in compliance with all such covenants.

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
For the three and six months ended June 30, 2024, approximately $9.5 million and $19.1 million, respectively, of amortization of deferred financing costs from secured financing agreements was included in interest expense on our condensed consolidated statements of operations. For the three and six months ended June 30, 2023, approximately $10.6 million and $20.8 million, respectively, of amortization of deferred financing costs from secured financing agreements was included in interest expense on our condensed consolidated statements of operations.

As of June 30, 2024, Morgan Stanley Bank, N.A., Wells Fargo Bank, N.A. and JPMorgan Chase Bank, N.A. held collateral sold under certain of our repurchase agreements with carrying values that exceeded the respective repurchase obligations by $935.6 million, $846.2 million and $674.5 million, respectively. The weighted average extended maturity of those repurchase agreements is 3.1 years, 6.3 years and 3.5 years, respectively.

Collateralized Loan Obligations and Single Asset Securitization

Commercial and Residential Lending Segment

In February 2022, we refinanced a pool of our commercial loans held-for-investment through a CLO, STWD 2022-FL3. On the closing date, the CLO issued $1.0 billion of notes and preferred shares, of which $842.5 million of notes were purchased by third party investors. We retained $82.5 million of notes along with preferred shares with a liquidation preference of $75.0 million. The CLO contains a reinvestment feature that, subject to certain eligibility criteria, allows us to contribute new loans or participation interests in loans to the CLO for a period of two years. During the six months ended June 30, 2024, we utilized the reinvestment feature, contributing $10.8 million of additional interests into the CLO.

In July 2021, we contributed into a single asset securitization, STWD 2021-HTS, a previously originated $230.0 million first mortgage and mezzanine loan on a portfolio of 41 extended stay hotels with $210.1 million of third party financing.

In May 2021, we refinanced a pool of our commercial loans held-for-investment through a CLO, STWD 2021-FL2. On the closing date, the CLO issued $1.3 billion of notes and preferred shares, of which $1.1 billion of notes were purchased by third party investors. We retained $70.1 million of notes, along with preferred shares with a liquidation preference of $127.5 million. The CLO contains a reinvestment feature that, subject to certain eligibility criteria, allows us to contribute new loans or participation interests in loans to the CLO in exchange for cash. The reinvestment period expired during 2023 and during the six months ended June 30, 2024, we repaid CLO debt in the amount of $81.9 million.

In August 2019, we refinanced a pool of our commercial loans held-for-investment through a CLO, STWD 2019-FL1. On the closing date, the CLO issued $1.1 billion of notes and preferred shares, of which $936.4 million of notes were purchased by third party investors. We retained $86.6 million of notes, along with preferred shares with a liquidation preference of $77.0 million. The CLO contains a reinvestment feature that, subject to certain eligibility criteria, allowed us to contribute new loans or participation interests in loans to the CLO in exchange for cash. The reinvestment period expired during 2022 and during the six months ended June 30, 2024, we repaid CLO debt in the amount of $187.7 million.

Infrastructure Lending Segment

In May 2024, we refinanced a pool of our infrastructure loans held-for-investment through a CLO, STWD 2024-SIF3. On the closing date, the CLO issued $400.0 million of notes, of which $330.0 million of notes were purchased by third party investors and $70.0 million of subordinated notes were retained by us. The CLO contains a reinvestment feature that, subject to certain eligibility criteria, allows us to contribute new loans or participation interests in loans to the CLO for a period of three years. The CLO also contains a ramp-up feature that, for a certain period of time after closing date, allows us to utilize unused proceeds of the CLO to acquire additional collateral to complete the CLO portfolio. During the three months ended June 30, 2024, the ramp-up feature was utilized, with the CLO acquiring $56.9 million of additional assets.

In January 2022, we refinanced a pool of our infrastructure loans held-for-investment through a CLO, STWD 2021-SIF2. On the closing date, the CLO issued $500.0 million of notes and preferred shares, of which $410.0 million of notes were purchased by third party investors. We retained preferred shares with a liquidation preference of $90.0 million. The CLO contains a reinvestment feature that, subject to certain eligibility criteria, allows us to contribute new loans or participation interests in loans to the CLO for a period of three years. During the six months ended June 30, 2024, we utilized the reinvestment feature, contributing $69.6 million of additional interests into the CLO.

In April 2021, we refinanced a pool of our infrastructure loans held-for-investment through a CLO, STWD 2021-SIF1. On the closing date, the CLO issued $500.0 million of notes and preferred shares, of which $410.0 million of notes were purchased by third party investors. We retained preferred shares with a liquidation preference of $90.0 million. The CLO contains a reinvestment feature that, subject to certain eligibility criteria, allows us to contribute new loans or participation interests in loans to the CLO for a period of three years. During the six months ended June 30, 2024, we utilized the reinvestment feature, contributing $103.6 million of additional interests into the CLO.

The following table is a summary of our CLOs and our SASB as of June 30, 2024 and December 31, 2023 (amounts in thousands):

June 30, 2024	Count	Face Amount	Carrying Value	Weighted Average Spread		Maturity
STWD 2022-FL3
Collateral assets	44	$999,911	$1,005,926	SOFR + 3.48%	(a)	August 2026	(b)
Financing	1	840,620	838,333	SOFR + 1.89%	(c)	November 2038	(d)
STWD 2021-HTS
Collateral assets	1	198,531	199,646	SOFR + 4.02%	(a)	April 2026	(b)
Financing	1	178,622	178,622	SOFR + 2.59%	(c)	April 2034	(d)
STWD 2021-FL2
Collateral assets	31	1,198,468	1,205,690	SOFR + 3.76%	(a)	May 2026	(b)
Financing	1	980,315	979,411	SOFR + 1.89%	(c)	April 2038	(d)
STWD 2019-FL1
Collateral assets	10	546,466	549,190	SOFR + 3.55%	(a)	June 2026	(b)
Financing	1	382,841	382,841	SOFR + 1.83%	(c)	July 2038	(d)
STWD 2024-SIF3
Collateral assets	28	359,199	386,246	SOFR + 3.99%	(a)	August 2028	(b)
Financing	1	330,000	326,991	SOFR + 2.41%	(c)	April 2036	(d)
STWD 2021-SIF2
Collateral assets	28	481,714	514,419	SOFR + 3.75%	(a)	April 2028	(b)
Financing	1	410,000	408,619	SOFR + 2.11%	(c)	January 2033	(d)
STWD 2021-SIF1
Collateral assets	30	449,702	514,928	SOFR + 3.92%	(a)	October 2027	(b)
Financing	1	410,000	408,904	SOFR + 2.42%	(c)	April 2032	(d)
Total
Collateral assets		$4,233,991	$4,376,045
Financing		$3,532,398	$3,523,721

December 31, 2023	Count	Face Amount	Carrying Value	Weighted Average Spread		Maturity
STWD 2022-FL3
Collateral assets	48	$997,569	$1,007,532	SOFR + 3.53%	(a)	May 2026	(b)
Financing	1	840,620	837,881	SOFR + 1.89%	(c)	November 2038	(d)
STWD 2021-HTS
Collateral assets	1	223,193	224,509	SOFR + 3.87%	(a)	April 2026	(b)
Financing	1	203,284	203,058	SOFR + 2.82%	(c)	April 2034	(d)
STWD 2021-FL2
Collateral assets	34	1,272,585	1,288,165	SOFR + 3.95%	(a)	January 2026	(b)
Financing	1	1,065,713	1,063,454	SOFR + 1.85%	(c)	April 2038	(d)
STWD 2019-FL1
Collateral assets	14	734,099	739,684	SOFR + 3.51%	(a)	May 2025	(b)
Financing	1	570,546	570,546	SOFR + 1.62%	(c)	July 2038	(d)
STWD 2021-SIF2
Collateral assets	30	499,401	514,286	SOFR + 3.87%	(a)	December 2027	(b)
Financing	1	410,000	408,166	SOFR + 2.11%	(c)	January 2033	(d)
STWD 2021-SIF1
Collateral assets	32	499,767	514,594	SOFR + 3.97%	(a)	August 2027	(b)
Financing	1	410,000	408,187	SOFR + 2.42%	(c)	April 2032	(d)
Total
Collateral assets		$4,226,614	$4,288,770
Financing		$3,500,163	$3,491,292
______________________________________________________________________________________________________________________________
(a)Represents the weighted-average coupon earned on variable rate loans during the respective year-to-date period and excludes loans for which interest income is not recognized. Of the loans financed by the STWD 2021-FL2 CLO as of June 30, 2024, 7% earned fixed-rate weighted average interest of 7.39%. Of the investments financed by the STWD 2021-SIF1 CLO as of June 30, 2024, 2% earned fixed-rate weighted average interest of 5.69%.
(b)Represents the weighted-average maturity, assuming the extended contractual maturity of the collateral assets.
(c)Represents the weighted-average cost of financing, inclusive of deferred issuance costs.

(d)Repayments of the CLOs and SASB are tied to timing of the related collateral asset repayments. The term of the CLOs and SASB financing obligations represents the legal final maturity date.
We incurred $41.0 million of issuance costs in connection with the CLOs and SASB, which are amortized on an effective yield basis over the estimated life of the CLOs and SASB. For the three and six months ended June 30, 2024, approximately $1.9 million and $3.9 million, respectively, of amortization of deferred financing costs was included in interest expense on our condensed consolidated statements of operations. For the three and six months ended June 30, 2023, approximately $2.0 million and $4.7 million, respectively, of amortization of deferred financing costs was included in interest expense on our condensed consolidated statements of operations. As of June 30, 2024 and December 31, 2023, our unamortized issuance costs were $8.7 million and $9.5 million, respectively.
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

	Repurchase Agreements	Other Secured Financing	CLOs and SASB (a)	Total
2024 (remainder of)	$187,995	$20,026	$127,124	$335,145
2025	1,661,962	286,637	935,960	2,884,559
2026	3,267,040	897,713	1,755,828	5,920,581
2027	3,208,920	955,584	258,909	4,423,413
2028	795,833	144,077	292,855	1,232,765
Thereafter	207,445	543,149	161,722	912,316
Total	$9,329,195	$2,847,186	$3,532,398	$15,708,779
______________________________________________________________________________________________________________________
(a)For the CLOs, the above does not assume utilization of their reinvestment features. The SASB does not have a reinvestment feature.

11. Unsecured Senior Notes
The following table is a summary of our unsecured senior notes outstanding as of June 30, 2024 and December 31, 2023 (dollars in thousands):

	Coupon Rate		Effective Rate (1)	Maturity Date	Remaining Period of Amortization	Carrying Value at
						June 30, 2024	December 31, 2023
2027 Convertible Notes	6.75%		7.38%	7/15/2027	3.0 years	380,750	380,750
2024 Senior Notes	3.75%		3.94%	12/31/2024	0.5 years	400,000	400,000
2025 Senior Notes	4.75%	(2)	5.04%	3/15/2025	0.7 years	500,000	500,000
2026 Senior Notes	3.63%		3.77%	7/15/2026	2.0 years	400,000	400,000
2027 Senior Notes	4.38%	(3)	4.49%	1/15/2027	2.5 years	500,000	500,000
2029 Senior Notes	7.25%	(4)	7.37%	4/1/2029	4.8 years	600,000	—
Total principal amount						2,780,750	2,180,750
Unamortized discount—Convertible Notes						(7,505)	(8,570)
Unamortized discount—Senior Notes						(6,737)	(5,445)
Unamortized deferred financing costs						(12,138)	(7,847)
Total carrying amount						$2,754,370	$2,158,888
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
Our unsecured senior notes contain certain financial tests and covenants. As of June 30, 2024, we were in compliance with all such covenants.
Senior Notes Due 2029
On March 27, 2024, we issued $600.0 million of 7.25% Senior Notes due 2029 (the “2029 Senior Notes”). The 2029 Senior Notes mature on April 1, 2029. Prior to October 1, 2028, we may redeem some or all of the 2029 Notes at a price equal to 100% of the principal amount thereof, plus the applicable “make-whole” premium as of the applicable date of redemption. On and after October 1, 2028, we may redeem some or all of the 2029 Notes at a price equal to 100% of the principal amount thereof. In addition, prior to April 1, 2027, we may redeem up to 40% of the 2029 Notes at the applicable redemption price using the proceeds of certain equity offerings.
Convertible Notes
In July 2023, we issued $380.8 million of 6.75% Convertible Senior Notes due 2027 (the “2027 Convertible Notes”) for net proceeds of $371.2 million. The notes mature on July 15, 2027.
We recognized interest expense from our Convertible Notes of $7.0 million and $14.0 million, respectively, during the three and six months ended June 30, 2024. We recognized interest expense of $2.9 million during the six months ended June 30, 2023 from prior convertible notes repaid during 2023.

The following table details the conversion attributes of our Convertible Notes outstanding as of June 30, 2024 (amounts in thousands, except rates):

	June 30, 2024
	Conversion	Conversion
	Rate (1)	Price (2)
2027 Convertible Notes	48.1783	$20.76

(1)    The conversion rate represents the number of shares of common stock issuable per $1,000 principal amount of 2027
Convertible Notes converted, as adjusted in accordance with the indenture governing the 2027 Convertible Notes
(including the applicable supplemental indenture).

(2)    As of June 30, 2024, the market price of the Company's common stock was $18.94.

The if-converted value of the 2027 Convertible Notes was less than their principal amount by $33.3 million at June 30, 2024 as the closing market price of the Company’s common stock of $18.94 was less than the implicit conversion price of $20.76 per share. The if-converted value of the principal amount of the 2027 Convertible Notes was $347.4 million as of June 30, 2024. As of June 30, 2024, the net carrying amount and fair value of the 2027 Convertible Notes was $372.6 million and $384.9 million, respectively.

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
The following summarizes the face amount and proceeds of commercial loans securitized for the three and six months ended June 30, 2024 and 2023 (amounts in thousands):

	Commercial Loans
	Face Amount	Proceeds
For the Three Months Ended June 30,
2024	$137,770	$139,812
2023	160,691	157,879
For the Six Months Ended June 30,
2024	$349,470	$358,409
2023	172,887	171,318
There were no residential loans securitized during the three and six months ended June 30, 2024 and 2023.
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

There were no sales of commercial or residential loans within the Commercial and Residential Lending Segment during the three and six months ended June 30, 2024. During the three and six months ended June 30, 2023, we sold a $53.0 million mezzanine loan at par less costs to sell.

During the three and six months ended June 30, 2024 and 2023, there were no gains or losses recognized by the Commercial and Residential Lending Segment on sales of commercial loans.
Infrastructure Loan Sales
During the three and six months ended June 30, 2024, the Infrastructure Lending Segment sold a loan with a face amount of $49.5 million for proceeds of $47.1 million. The loan had been reclassified as held-for-sale during the three months ended March 31, 2024, at which time a $1.5 million fair value adjustment was provided within credit loss provision based on the contractual sale price. There were no sales of loans by the Infrastructure Lending Segment during the three and six months ended June 30, 2023.

13. Derivatives and Hedging Activity
Risk Management Objective of Using Derivatives
We are exposed to certain risks arising from both our business operations and economic conditions. Refer to Note 14 to the consolidated financial statements included in our Form 10-K for further discussion of our risk management objectives and policies.
Designated Hedges
The Company does not generally elect to apply the hedge accounting designation to its hedging instruments. As of June 30, 2024 and December 31, 2023, the Company did not have any designated hedges.
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
The following table summarizes our non-designated derivatives as of June 30, 2024 (notional amounts in thousands):

Type of Derivative	Number of Contracts	Aggregate Notional Amount	Notional Currency	Maturity
Fx contracts – Buy Euros (“EUR”)	23	376,696	EUR	July 2024 - April 2026
Fx contracts – Buy Pounds Sterling (“GBP”)	16	146,201	GBP	July 2024 - January 2027
Fx contracts – Buy Australian dollar (“AUD”)	10	820,150	AUD	July 2024 - October 2026
Fx contracts – Sell EUR	148	829,596	EUR	July 2024 - February 2027
Fx contracts – Sell GBP	206	636,266	GBP	July 2024 - April 2027
Fx contracts – Sell AUD	160	1,615,739	AUD	July 2024 - July 2027
Fx contracts – Sell Swiss Franc (“CHF”)	55	19,764	CHF	August 2024 - November 2025
Interest rate swaps – Paying fixed rates	48	3,818,836	USD	September 2024 - October 2033
Interest rate swaps – Receiving fixed rates	4	1,592,500	USD	March 2025 - February 2030
Interest rate futures	1	4,700	USD	August 2034
Interest rate caps	6	1,114,160	USD	November 2024 - May 2026
Credit instruments	3	49,000	USD	September 2058 - August 2061
Interest rate swap guarantees	1	95,885	USD	June 2025
Total	681

The above table excludes certain interest rate derivatives which serve as an economic hedge related to our residential loan portfolio. During the three months ended June 30, 2024, we entered into a series of derivative transactions related to this loan portfolio in an effort to extend hedge duration. The current high interest rate environment has caused these loans to experience lower prepayment speeds than was originally anticipated at the time of their origination. In order to minimize volatility in future earnings and cash flows while minimizing the current cash outflow, we: (i) entered into a series of reverse swap trades to offset approximately 100% of the dollar duration of our existing interest rate swaps through the end of 2024 and approximately 80% between 2025 through their termination in the second quarter of 2027; and (ii) entered into a forward starting swap from June 2027 for four years which pays fixed and receives floating in order to replace the swaps reversed. Given the volume of these hedges and their sequential nature, the notional value of these new swaps is not representative of the notional value of our portfolio, and they were thus excluded from the table above. The notional value of of the swaps described in (i) above that were effective as of June 30, 2024 totaled $3.0 billion. Because the reverse swaps and the forward starting swap are not specifically designated to assets or liabilities, changes in their respective fair values are recorded currently in earnings.

The table below presents the fair value of our derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023 (amounts in thousands):

	Fair Value of Derivatives in an Asset Position (1) as of		Fair Value of Derivatives in a Liability Position (2) as of
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Interest rate contracts	$12,217	$8,899	$46,663	$48,401
Foreign exchange contracts	57,746	53,979	29,358	54,066
Credit instruments	567	559	110	—
Total derivatives	$70,530	$63,437	$76,131	$102,467
___________________________________________________
(1)Classified as derivative assets in our condensed consolidated balance sheets.
(2)Classified as derivative liabilities in our condensed consolidated balance sheets.
The table below presents the effect of our derivative financial instruments on the condensed consolidated statements of operations for the three and six months ended June 30, 2024 and 2023 (amounts in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income for the Three Months Ended June 30,		Amount of Gain (Loss) Recognized in Income for the Six Months Ended June 30,
		2024	2023	2024	2023
Interest rate contracts	Gain on derivative financial instruments, net	$1,656	$76,483	$55,955	$53,533
Foreign exchange contracts	Gain on derivative financial instruments, net	(767)	(19,794)	47,355	(30,138)
Credit instruments	Gain on derivative financial instruments, net	97	(313)	(385)	153
		$986	$56,376	$102,925	$23,548
14. Offsetting Assets and Liabilities
The following tables present the potential effects of netting arrangements on our financial position for financial assets and liabilities within the scope of ASC 210-20, Balance Sheet—Offsetting, which for us are derivative assets and liabilities as well as repurchase agreement liabilities (amounts in thousands):

		(ii) Gross Amounts Offset in the Statement of Financial Position	(iii) = (i) - (ii) Net Amounts Presented in the Statement of Financial Position	(iv) Gross Amounts Not Offset in the Statement of Financial Position
	(i) Gross Amounts Recognized			Financial Instruments	Cash Collateral Received / Pledged	(v) = (iii) - (iv) Net Amount
As of June 30, 2024
Derivative assets	$70,530	$—	$70,530	$36,524	$—	$34,006
Derivative liabilities	$76,131	$—	$76,131	$36,524	$39,607	$—
Repurchase agreements	9,329,195	—	9,329,195	9,329,195	—	—
	$9,405,326	$—	$9,405,326	$9,365,719	$39,607	$—
As of December 31, 2023
Derivative assets	$63,437	$—	$63,437	$41,341	$—	$22,096
Derivative liabilities	$102,467	$—	$102,467	$41,340	$61,127	$—
Repurchase agreements	10,652,359	—	10,652,359	10,652,359	—	—
	$10,754,826	$—	$10,754,826	$10,693,699	$61,127	$—

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
As discussed in Note 10, we have refinanced various pools of our commercial and infrastructure loans held-for-investment through six CLOs and one SASB, which are considered to be VIEs. We are the primary beneficiary of, and therefore consolidate, the CLOs and SASB in our financial statements as we have both (i) the power to direct the activities in our role as collateral manager, collateral advisor, or controlling class representative that most significantly impact the CLOs’ and SASB’s economic performance, and (ii) the obligation to absorb losses and the right to receive benefits from the CLOs and SASB that could be potentially significant through the subordinate interests we own.
The following table details the assets and liabilities of our consolidated CLOs and SASB as of June 30, 2024 and December 31, 2023 (amounts in thousands):

	June 30, 2024	December 31, 2023
Assets:
Cash and cash equivalents	$118,506	$33,175
Loans held-for-investment	4,216,308	4,210,097
Investment securities	8,784	9,946
Accrued interest receivable	24,386	26,355
Other assets	8,061	9,197
Total Assets	$4,376,045	$4,288,770
Liabilities
Accounts payable, accrued expenses and other liabilities	$24,096	$21,174
Collateralized loan obligations and single asset securitization, net	3,523,721	3,491,292
Total Liabilities	$3,547,817	$3,512,466
Assets held by the CLOs and SASB are restricted and can be used only to settle obligations of the CLOs and SASB, including the subordinate interests owned by us. The liabilities of the CLOs and SASB are non-recourse to us and can only be satisfied from the assets of the CLOs and SASB.
We also hold controlling interests in other non-securitization entities that are considered VIEs. The Woodstar Fund, Woodstar Feeder Fund, L.P. and one of the Woodstar Fund’s indirect investees, SPT Dolphin Intermediate LLC (“SPT Dolphin”), the entity which holds the Woodstar II Portfolio, are each VIEs because the third party interest holders do not carry kick-out rights or substantive participating rights. We were deemed to be the primary beneficiary of those VIEs because we possess both the power to direct the activities of the VIEs that most significantly impact their economic performance and a significant economic interest in each entity. The Woodstar Fund had total assets of $2.0 billion, including its indirect investment in SPT Dolphin, and no significant liabilities as of June 30, 2024. As of June 30, 2024, Woodstar Feeder Fund, L.P. and its consolidated subsidiary which is also considered a VIE, Woodstar Feeder REIT, LLC, had a $0.6 billion investment in the Woodstar Fund, had no significant liabilities and had temporary equity of $0.4 billion consisting of the contingently redeemable non-controlling interests of the third party investors (see Note 17).
We also hold a 51% controlling interest in a joint venture (the “CMBS JV”) within our Investing and Servicing Segment, which is considered a VIE because the third party interest holder does not carry kick-out rights or substantive participating rights. We are deemed the primary beneficiary of the CMBS JV. This VIE had total assets of $279.0 million and liabilities of $64.6 million as of June 30, 2024. Refer to Note 17 for further discussion.
In addition to the above non-securitization entities, we have smaller VIEs with total assets of $57.2 million and liabilities of $10.1 million as of June 30, 2024.
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
As noted above, we are not obligated to provide, nor have we provided, any financial support for any of our securitization VIEs, whether or not we are deemed to be the primary beneficiary. As such, the risk associated with our involvement in these VIEs is limited to the carrying value of our investment in the entity. As of June 30, 2024, our maximum risk of loss related to securitization VIEs in which we were not the primary beneficiary was $27.9 million on a fair value basis.
As of June 30, 2024, the securitization VIEs which we do not consolidate had debt obligations to beneficial interest holders with unpaid principal balances, excluding the notional value of interest-only securities, of $5.1 billion. The corresponding assets are comprised primarily of commercial mortgage loans with unpaid principal balances corresponding to the amounts of the outstanding debt obligations.
We also hold passive non-controlling interests in certain unconsolidated entities that are considered VIEs. We are not the primary beneficiaries of these VIEs as we do not possess the power to direct the activities of the VIEs that most significantly impact their economic performance and therefore report our interests, which totaled $0.8 million as of June 30, 2024, within investments in unconsolidated entities on our condensed consolidated balance sheet. Our maximum risk of loss is limited to our carrying value of the investments.
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
Base Management Fee. For the three months ended June 30, 2024 and 2023, approximately $22.0 million and $21.8 million, respectively, was incurred for base management fees. For the six months ended June 30, 2024 and 2023, approximately $43.9 million and $43.6 million, respectively, was incurred for base management fees. As of June 30, 2024 and December 31, 2023, there were $22.0 million and $21.9 million of unpaid base management fees included in related-party payable in our condensed consolidated balance sheets.

Incentive Fee. For the three months ended June 30, 2024 and 2023, approximately $3.5 million and $3.8 million, respectively, was incurred for incentive fees. For the six months ended June 30, 2024 and 2023, approximately $22.6 million and $16.2 million, respectively, was incurred for incentive fees. As of June 30, 2024 and December 31, 2023, there were $3.5 million and $19.5 million, respectively, of unpaid incentive fees included in related-party payable in our condensed consolidated balance sheets.
Expense Reimbursement. For the three months ended June 30, 2024 and 2023, approximately $1.6 million and $1.8 million, respectively, was incurred for executive compensation and other reimbursable expenses and recognized within general and administrative expenses in our condensed consolidated statements of operations. For the six months ended June 30, 2024 and 2023, approximately $2.1 million and $3.6 million, respectively, was incurred for executive compensation and other reimbursable expenses. As of June 30, 2024 and December 31, 2023, there were $2.3 million and $3.4 million, respectively, of unpaid reimbursable executive compensation and other expenses included in related-party payable in our condensed consolidated balance sheets.
Equity Awards. In certain instances, we issue RSAs to certain employees of affiliates of our Manager who perform services for us. There were no RSAs granted during the three months ended June 30, 2024 and 2023. Expenses related to the vesting of awards to employees of affiliates of our Manager were $2.3 million and $2.2 million during the three months ended June 30, 2024 and 2023, respectively, and are reflected in general and administrative expenses in our condensed consolidated statements of operations. During the six months ended June 30, 2024 and 2023, we granted 924,092 and 226,955 RSAs, respectively, at grant date fair values of $18.8 million and $4.3 million, respectively. Expenses related to the vesting of awards to employees of affiliates of our Manager were $3.7 million and $4.3 million during the six months ended June 30, 2024 and 2023, respectively. These shares generally vest over a three-year period. Compensation expense related to the ESPP (refer to Note 17) for employees of affiliates of our Manager were not material during the three and six months ended June 30, 2024 and 2023, and are reflected in general and administrative expenses in our condensed consolidated statements of operations.
Manager Equity Plan
In April 2022, the Company’s shareholders approved the Starwood Property Trust, Inc. 2022 Manager Equity Plan (the “2022 Manager Equity Plan”) which replaces the Starwood Property Trust, Inc. 2017 Manager Equity Plan (the “2017 Manager Equity Plan”). In March 2024, we granted 1,300,000 RSUs to our Manager under the 2022 Manager Equity Plan. In November 2022, we granted 1,500,000 RSUs to our Manager under the 2022 Manager Equity Plan. In November 2020, we granted 1,800,000 RSUs to our Manager under the 2017 Manager Equity Plan. In connection with these grants and prior similar grants, we recognized share-based compensation expense of $4.8 million and $5.1 million within management fees in our condensed consolidated statements of operations for the three months ended June 30, 2024 and 2023, respectively. For the six months ended June 30, 2024 and 2023, we recognized share-based compensation expense of $9.6 million and $10.3 million, respectively, related to these awards. Refer to Note 17 for further discussion.
Loans and Securities
The following three related-party loan transactions were each approved by our board of directors, with those affiliated with the related transaction recusing themselves.
In connection with the May 2024 refinancing of our Medical Office Portfolio discussed in Note 10, we obtained $450.5 million of securitization debt (“MED 2024-MOB”) and a $39.5 million mezzanine loan (the “Mezz Loan”). The Mezz Loan and the $23.0 million horizontal risk retention certificates of MED 2024-MOB (“HRR”) were funded by affiliates of investment funds which are managed by the real estate investment firm for which one of our independent directors is co-founder and co-chief executive officer. One of such affiliates also serves as controlling class representative of MED 2024-MOB. Both the Mezz Loan and the HRR bear interest at SOFR + 5.50% and have an initial term of two years, followed by three successive one-year extension options. The final structure and cost of debt for this refinancing was selected after a formal marketing process led by a third party.
In April 2024, we acquired from Starwood Real Estate Income Trust, Inc. (“SREIT”), an affiliate of our Manager, a £176.0 million ($219.8 million) first mortgage loan participation on a portfolio of vacation cottages, caravan homes and resorts across the United Kingdom at its fair value, determined as par less a 1.0% discount. The loan bears interest at SONIA + 5.40% and matures in February 2026 with two one-year extension options. Prior to acquisition, we had an existing participation in this loan, of which the outstanding balance was £352.0 million, bringing our total participation in the loan to £528.0 million ($667.5 million as of June 30, 2024).

In March 2022, we originated a new loan on the development and recapitalization of luxury rental cabins with a total commitment of $200.0 million, of which $149.0 million was outstanding as of June 30, 2024. The loan bears interest at SOFR + 6.50% plus fees and originally had a term of 24 months with three one-year extension options. Our CEO and another member of our board of directors own minority equity interests in the borrower. In July 2023, we agreed to a 10-month 300 bps partial interest payment deferral, which in January 2024 was extended to December 2024. In June 2024, we deferred all remaining interest payments due under the loan until December 2024. We also amended the maturity of the loan by formally extending the initial maturity to December 2024 and providing for a one-year extension option subject to certain conditions. As of June 30, 2024, the deferred interest balance amounted to $6.8 million.
In December 2012, the Company acquired 9,140,000 ordinary shares in SEREF, a debt fund that is externally managed by an affiliate of our Manager and is listed on the London Stock Exchange, for approximately $14.7 million, which equated to approximately 4% ownership of SEREF. During the six months ended June 30, 2024, 1,005,348 shares were redeemed by SEREF, for proceeds of $1.3 million, leaving 6,242,339 shares held as of June 30, 2024. As of June 30, 2024, our shares represent an approximate 2.3% interest in SEREF. Refer to Note 5 for additional details.

We hold a 0.72% equity interest in a data center business in Ireland that had a carrying value of $7.3 million as of June 30, 2024. An investment fund and certain other entities affiliated with our Manager exercise a combined 50% voting interest in this entity. Refer to Note 8 for additional details.
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
During the three and six months ended June 30, 2024, we made payments to the landlord under the terms of the lease of $1.6 million and $3.3 million, respectively, for rent, parking and our pro rata share of building operating expenses. During the three and six months ended June 30, 2023, we made payments of $1.4 million and $2.9 million, respectively, for rent, parking and our pro rata share of building operating expenses. During the three and six months ended June 30, 2024, we recognized $1.8 million and $3.5 million, respectively, of expenses with respect to this lease within general and administrative expenses in our condensed consolidated statements of operations. During the three and six months ended June 30, 2023, we recognized $1.6 million and $3.3 million, respectively, of expenses with respect to this lease in our condensed consolidated statements of operations.
Other Related-Party Arrangements
Highmark Residential (“Highmark”), an affiliate of our Manager, provides property management services for properties within our Woodstar I and Woodstar II Portfolios. Fees paid to Highmark are calculated as a percentage of gross receipts and are at market terms. During the three months ended June 30, 2024 and 2023, property management fees to Highmark of $1.6 million and $1.4 million, respectively, were recognized within our Woodstar Portfolios. During the six months ended June 30, 2024 and 2023, property management fees to Highmark were $3.2 million and $2.9 million, respectively.

Refer to Note 17 to the consolidated financial statements included in our Form 10-K for further discussion of related-party agreements.

17. Stockholders’ Equity and Non-Controlling Interests
During the six months ended June 30, 2024, our board of directors declared the following dividends:

Declaration Date	Record Date	Payment Date	Amount	Frequency
6/13/24	6/28/24	7/15/24	$0.48	Quarterly
3/15/24	3/29/24	4/15/24	0.48	Quarterly
ATM Agreement
In May 2022, we entered into a Starwood Property Trust, Inc. Common Stock Sales Agreement (the “ATM Agreement”) with a syndicate of financial institutions to sell shares of the Company’s common stock of up to $500.0 million from time to time, through an “at the market” equity offering program. Sales of shares under the ATM Agreement are made by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale or at negotiated prices. There were no shares issued under the ATM Agreement during the three and six months ended June 30, 2024 and 2023.
Dividend Reinvestment and Direct Stock Purchase Plan
During the three and six months ended June 30, 2024 and 2023, shares issued under the Starwood Property Trust, Inc. Dividend Reinvestment and Direct Stock Purchase Plan (the “DRIP Plan”) were not material.
Employee Stock Purchase Plan
In April 2022, the Company’s shareholders approved the ESPP which allows eligible employees to purchase common stock of the Company at a discounted purchase price. The discounted purchase price of a share of the Company’s common stock is 85% of the fair market value (closing market price) at the lower of the beginning or the end of the quarterly offering period. Participants may purchase shares not exceeding an aggregate fair market value of $25,000 in any calendar year. The maximum aggregate number of shares subject to issuance in accordance with the ESPP is 2,000,000 shares.
During the three and six months ended June 30, 2024, 17,061 and 83,376 shares, respectively, of common stock were purchased by participants at weighted average discounted purchase prices of $16.36 and $16.94 per share, respectively. During the three and six months ended June 30, 2023, 23,998 and 89,024 shares, respectively, of common stock were purchased by participants at weighted average discounted purchase prices of $14.70 and $14.85 per share, respectively. During the three and six months ended June 30, 2024, the Company recognized $0.1 million and $0.3 million, respectively, of compensation expense related to its ESPP based on the estimated fair value of the discounted purchase options granted to the participants as of the beginning of the quarterly offering periods determined using the Black-Scholes option pricing model. During the three and six months ended June 30, 2023, the Company recognized $0.1 million and $0.3 million, respectively, of compensation expense related to its ESPP.
As of June 30, 2024, there were 1.7 million shares of common stock available for future issuance through the ESPP.

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
The table below summarizes our share awards granted or vested under the 2017 and 2022 Manager Equity Plans during the six months ended June 30, 2024 and 2023 (dollar amounts in thousands):

Grant Date	Type	Amount Granted	Grant Date Fair Value	Vesting Period
March 2024	RSU	1,300,000	$26,104	3 years
November 2022	RSU	1,500,000	$31,605	3 years
November 2020	RSU	1,800,000	$30,078	3 years

Schedule of Non-Vested Shares and Share Equivalents (1)

	Equity Plan	Manager Equity Plan	Total	Weighted Average Grant Date Fair Value (per share)
Balance as of January 1, 2024	2,571,728	875,000	3,446,728	$21.08
Granted	1,785,570	1,300,000	3,085,570	20.23
Vested	(1,623,734)	(466,666)	(2,090,400)	21.14
Forfeited	(13,530)	—	(13,530)	21.42
Balance as of June 30, 2024	2,720,034	1,708,334	4,428,368	20.46
(1)    Equity-based award activity for awards granted under the 2017 and 2022 Equity Plans is reflected within the Equity Plan column, and for awards granted under the 2017 and 2022 Manager Equity Plans, within the Manager Equity Plan column.
As of June 30, 2024, there were 13.4 million shares of common stock available for future grants under the 2022 Manager Equity Plan and the 2022 Equity Plan.
Non-Controlling Interests in Consolidated Subsidiaries
As discussed in Note 2, on November 5, 2021 we sold a 20.6% non-controlling interest in the Woodstar Fund to third party investors for net cash proceeds of $214.2 million. Under the Woodstar Fund operating agreement, such interests are contingently redeemable by us, at the option of the interest holder, for cash at liquidation fair value if any assets remain upon termination of the Woodstar Fund. The Woodstar Fund operating agreement specifies an eight-year term with two one-year extension options, the first at our option and the second subject to consent of an advisory committee representing the non-controlling interest holders. Accordingly, these contingently redeemable non-controlling interests have been classified as “Temporary Equity” in our condensed consolidated balance sheets and represent the fair value of the Woodstar Fund’s net assets allocable to those interests. During the three and six months ended June 30, 2024, net income attributable to these non-controlling interests was $1.0 million and $2.5 million, respectively. During the three and six months ended June 30, 2023, net income attributable to these non-controlling interests was $45.7 million and $47.9 million, respectively.
In connection with our Woodstar II Portfolio acquisitions, we issued 10.2 million Class A Units in our subsidiary, SPT Dolphin, and rights to receive an additional 1.9 million Class A Units if certain contingent events occur. As of June 30, 2024, all of the 1.9 million contingent Class A Units were issued. The Class A Units are redeemable for consideration equal to the current share price of the Company’s common stock on a one-for-one basis, with the consideration paid in either cash or the Company’s common stock, at the determination of the Company. There were 9.7 million Class A Units outstanding as of June 30, 2024. The outstanding Class A Units are reflected as non-controlling interests in consolidated subsidiaries on our condensed consolidated balance sheets, the balance of which was $207.1 million as of both June 30, 2024 and December 31, 2023.
To the extent SPT Dolphin has sufficient cash available, the Class A Units earn a preferred return indexed to the dividend rate of the Company’s common stock. Any distributions made pursuant to this waterfall are recognized within net income attributable to non-controlling interests in our condensed consolidated statements of operations. During the three and six months ended June 30, 2024, we recognized net income attributable to non-controlling interests of $4.7 million and $9.3 million, respectively, associated with these Class A Units. During the three and six months ended June 30, 2023, we recognized net income attributable to non-controlling interests of $4.7 million and $9.4 million, respectively.
As discussed in Note 15, we hold a 51% controlling interest in the CMBS JV within our Investing and Servicing Segment. Because the CMBS JV is deemed a VIE for which we are the primary beneficiary, the 49% interest of our joint venture partner is reflected as a non-controlling interest in consolidated subsidiaries on our condensed consolidated balance sheets, and any net income attributable to this 49% joint venture interest is reflected within net income attributable to non-controlling interests in our condensed consolidated statements of operations. The non-controlling interests in the CMBS JV were $114.1 million and $129.2 million as of June 30, 2024 and December 31, 2023, respectively. During the three and six months ended June 30, 2024, net loss attributable to these non-controlling interests was $6.7 million and $7.6 million, respectively. During the three and six months ended June 30, 2023, net income attributable to these non-controlling interests was $2.2 million and $2.9 million, respectively.

18. Earnings per Share
The following table provides a reconciliation of net income and the number of shares of common stock used in the computation of basic EPS and diluted EPS (amounts in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Basic Earnings
Income attributable to STWD common stockholders	$77,890	$168,843	$232,222	$220,817
Less: Income attributable to participating shares not already deducted as non-controlling interests	(1,860)	(2,411)	(3,837)	(3,452)
Basic earnings	$76,030	$166,432	$228,385	$217,365

Diluted Earnings
Income attributable to STWD common stockholders	$77,890	$168,843	$232,222	$220,817
Less: Income attributable to participating shares not already deducted as non-controlling interests	(1,860)	(2,411)	(3,837)	(3,452)
Add: Interest expense on Convertible Notes	*	*	*	*
Add: Undistributed earnings to participating shares	—	770	—	—
Less: Undistributed earnings reallocated to participating shares	—	(769)	—	—
Diluted earnings	$76,030	$166,433	$228,385	$217,365

Number of Shares:
Basic — Average shares outstanding	313,493	309,721	312,660	309,067
Effect of dilutive securities — Convertible Notes	*	*	*	*
Effect of dilutive securities — Contingently issuable shares	91	99	91	99
Effect of dilutive securities — Unvested non-participating shares	30	235	248	247
Diluted — Average shares outstanding	313,614	310,055	312,999	309,413

Earnings Per Share Attributable to STWD Common Stockholders:
Basic	$0.24	$0.54	$0.73	$0.70
Diluted	$0.24	$0.54	$0.73	$0.70
___________________________________________________
*    Our current and prior convertible notes repaid in April 2023 were not dilutive for the three and six months ended June 30, 2024 and 2023.
As of June 30, 2024 and 2023, participating shares of 13.6 million and 13.2 million, respectively, were excluded from the computation of diluted shares as their effect was already considered under the more dilutive two-class method used above. Such participating shares at June 30, 2024 and 2023 included 9.7 million and 9.8 million potential shares, respectively, of our common stock issuable upon redemption of the Class A Units in SPT Dolphin, as discussed in Note 17.

19. Accumulated Other Comprehensive Income
The changes in AOCI by component are as follows (amounts in thousands):

Cumulative Unrealized Gain (Loss) on Available-for- Sale Securities
Three Months Ended June 30, 2024
Balance at April 1, 2024	$14,061
OCI before reclassifications	(141)
Amounts reclassified from AOCI	—
Net period OCI	(141)
Balance at June 30, 2024	$13,920
Three Months Ended June 30, 2023
Balance at April 1, 2023	$19,851
OCI before reclassifications	(2,496)
Amounts reclassified from AOCI	—
Net period OCI	(2,496)
Balance at June 30, 2023	$17,355
Six Months Ended June 30, 2024
Balance at January 1, 2024	$15,352
OCI before reclassifications	(1,432)
Amounts reclassified from AOCI	—
Net period OCI	(1,432)
Balance at June 30, 2024	$13,920
Six Months Ended June 30, 2023
Balance at January 1, 2023	$20,955
OCI before reclassifications	(3,600)
Amounts reclassified from AOCI	—
Net period OCI	(3,600)
Balance at June 30, 2023	$17,355

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

Internal valuations at interim quarter ends, including June 30, 2024, are prepared by management. The valuation of properties is based on a direct income capitalization approach, whereby a direct capitalization market rate is applied to annualized in-place net operating income at the portfolio level. The direct capitalization rate is initially calibrated to the implied rate from the latest appraisal and adjusted for subsequent changes in current market capitalization rates for sales of comparable multifamily properties. The valuations of secured financing agreements, working capital and interest rate derivatives are consistent with the methodologies described in the paragraph above.

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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level II of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level III inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of June 30, 2024 and December 31, 2023, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level II of the fair value hierarchy.
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
Fair Value Disclosures
The following tables present our financial assets and liabilities carried at fair value on a recurring basis in the consolidated balance sheets by their level in the fair value hierarchy as of June 30, 2024 and December 31, 2023 (amounts in thousands):

	June 30, 2024
	Total	Level I	Level II	Level III
Financial Assets:
Loans under fair value option	$2,820,026	$—	$231,369	$2,588,657
RMBS	98,438	—	—	98,438
CMBS	27,900	—	7,908	19,992
Equity security	7,339	7,339	—	—
Woodstar Fund investments	2,004,983	—	—	2,004,983
Domestic servicing rights	20,507	—	—	20,507
Derivative assets	70,530	—	70,530	—
VIE assets	39,665,392	—	—	39,665,392
Total	$44,715,115	$7,339	$309,807	$44,397,969
Financial Liabilities:
Derivative liabilities	$76,131	$—	$76,131	$—
VIE liabilities	38,132,695	—	33,090,221	5,042,474
Total	$38,208,826	$—	$33,166,352	$5,042,474

	December 31, 2023
	Total	Level I	Level II	Level III
Financial Assets:
Loans under fair value option	$2,645,637	$—	$—	$2,645,637
RMBS	102,368	—	—	102,368
CMBS	18,600	—	—	18,600
Equity security	8,340	8,340	—	—
Woodstar Fund investments	2,012,833	—	—	2,012,833
Domestic servicing rights	19,384	—	—	19,384
Derivative assets	63,437	—	63,437	—
VIE assets	43,786,356	—	—	43,786,356
Total	$48,656,955	$8,340	$63,437	$48,585,178
Financial Liabilities:
Derivative liabilities	$102,467	$—	$102,467	$—
VIE liabilities	42,175,734	—	36,570,938	5,604,796
Total	$42,278,201	$—	$36,673,405	$5,604,796

The changes in financial assets and liabilities classified as Level III are as follows for the three and six months ended June 30, 2024 and 2023 (amounts in thousands):

Three Months Ended June 30, 2024	Loans at Fair Value	RMBS	CMBS	Woodstar Fund Investments	Domestic Servicing Rights	VIE Assets	VIE Liabilities	Total
April 1, 2024 balance	$2,642,219	$100,319	$19,486	$2,008,937	$19,612	$41,633,853	$(5,358,517)	$41,065,909
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	64,421	—	304	(3,954)	895	(1,878,563)	123,140	(1,693,757)
Net accretion	—	1,154	—	—	—	—	—	1,154
Included in OCI	—	(141)	—	—	—	—	—	(141)
Purchases / Originations	315,542	—	—	—	—	—	—	315,542
Sales	(139,812)	—	—	—	—	—	—	(139,812)
Issuances	—	—	—	—	—	—	(2,613)	(2,613)
Cash repayments / receipts	(62,344)	(2,894)	(40)	—	—	—	(1,289)	(66,567)
Transfers into Level III	—	—	—	—	—	—	(226,900)	(226,900)
Transfers out of Level III	(231,369)	—	—	—	—	—	403,739	172,370
Deconsolidation of VIEs	—	—	242	—	—	(89,898)	19,966	(69,690)
June 30, 2024 balance	$2,588,657	$98,438	$19,992	$2,004,983	$20,507	$39,665,392	$(5,042,474)	$39,355,495
Amount of unrealized gains (losses) attributable to assets still held at June 30, 2024:
Included in earnings	$44,007	$1,154	$304	$(3,954)	$895	$(1,878,563)	$123,140	$(1,713,017)
Included in OCI	$—	$(141)	$—	$—	$—	$—	$—	$(141)

Three Months Ended June 30, 2023	Loans at Fair Value	RMBS	CMBS	Woodstar Fund Investments	Domestic Servicing Rights	VIE Assets	VIE Liabilities	Total
April 1, 2023 balance	$2,810,889	$111,069	$18,945	$1,762,162	$18,094	$50,526,390	$(4,833,540)	$50,414,009
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	(53,342)	—	95	214,823	162	(3,661,520)	151,552	(3,348,230)
Net accretion	—	1,191	—	—	—	—	—	1,191
Included in OCI	—	(2,496)	—	—	—	—	—	(2,496)
Purchases / Originations	180,250	—	—	—	—	—	—	180,250
Sales	(157,879)	—	—	—	—	—	—	(157,879)
Cash repayments / receipts	(46,284)	(2,548)	(437)	—	—	—	(10,541)	(59,810)
Transfers into Level III	7	—	—	—	—	—	(1,198,930)	(1,198,923)
Transfers out of Level III	(60,421)	—	—	—	—	—	—	(60,421)
June 30, 2023 balance	$2,673,220	$107,216	$18,603	$1,976,985	$18,256	$46,864,870	$(5,891,459)	$45,767,691
Amount of unrealized gains (losses) attributable to assets still held at June 30, 2023:
Included in earnings	$(68,708)	$1,191	$95	$214,823	$162	$(3,661,520)	$151,552	$(3,362,405)
Included in OCI	$—	$(2,496)	$—	$—	$—	$—	$—	$(2,496)

Six Months Ended June 30, 2024	Loans at Fair Value	RMBS	CMBS	Woodstar Fund Investments	Domestic Servicing Rights	VIE Assets	VIE Liabilities	Total
January 1, 2024 balance	$2,645,637	$102,368	$18,600	$2,012,833	$19,384	$43,786,356	$(5,604,796)	$42,980,382
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	35,408	—	911	(7,850)	1,123	(3,408,989)	235,253	(3,144,144)
Net accretion	—	2,321	—	—	—	—	—	2,321
Included in OCI	—	(1,432)	—	—	—	—	—	(1,432)
Purchases / Originations	605,050	—	—	—	—	—	—	605,050
Sales	(358,409)	—	—	—	—	—	—	(358,409)
Issuances	—	—	—	—	—	—	(5,779)	(5,779)
Cash repayments / receipts	(107,660)	(4,819)	(103)	—	—	—	(4,427)	(117,009)
Transfers into Level III	—	—	—	—	—	—	(692,310)	(692,310)
Transfers out of Level III	(231,369)	—	—	—	—	—	1,004,829	773,460
Deconsolidation of VIEs	—	—	584	—	—	(711,975)	24,756	(686,635)
June 30, 2024 balance	$2,588,657	$98,438	$19,992	$2,004,983	$20,507	$39,665,392	$(5,042,474)	$39,355,495
Amount of unrealized gains (losses) attributable to assets still held at June 30, 2024:
Included in earnings	$1,985	$2,321	$1,253	$(7,850)	$1,123	$(3,408,989)	$235,253	$(3,174,904)
Included in OCI	$—	$(1,432)	$—	$—	$—	$—	$—	$(1,432)

Six Months Ended June 30, 2023	Loans at Fair Value	RMBS	CMBS	Woodstar Fund Investments	Domestic Servicing Rights	VIE Assets	VIE Liabilities	Total
January 1, 2023 balance	$2,784,594	$113,386	$19,108	$1,761,002	$17,790	$52,453,041	$(5,505,943)	$51,642,978
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	(44,441)	—	76	215,983	466	(5,588,171)	304,605	(5,111,482)
Net accretion	—	2,413	—	—	—	—	—	2,413
Included in OCI	—	(3,600)	—	—	—	—	—	(3,600)
Purchases / Originations	249,450	—	—	—	—	—	—	249,450
Sales	(171,318)	—	—	—	—	—	—	(171,318)
Cash repayments / receipts	(84,651)	(4,983)	(581)	—	—	—	(11,650)	(101,865)
Transfers into Level III	7	—	—	—	—	—	(1,198,930)	(1,198,923)
Transfers out of Level III	(60,421)	—	—	—	—	—	520,459	460,038
June 30, 2023 balance	$2,673,220	$107,216	$18,603	$1,976,985	$18,256	$46,864,870	$(5,891,459)	$45,767,691
Amount of unrealized gains (losses) attributable to assets still held at June 30, 2023:
Included in earnings	$(61,197)	$2,413	$76	$215,983	$466	$(5,588,171)	$304,605	$(5,125,825)
Included in OCI	$—	$(3,600)	$—	$—	$—	$—	$—	$(3,600)
Amounts were transferred from Level II to Level III due to a decrease in the observable relevant market activity and amounts were transferred from Level III to Level II due to an increase in the observable relevant market activity.

The following table presents the fair values of our financial instruments not carried at fair value on the consolidated balance sheets (amounts in thousands):

	June 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets not carried at fair value:
Loans	$16,294,609	$16,352,988	$17,574,249	$17,483,058
HTM debt securities	532,037	508,245	606,254	581,160
Financial liabilities not carried at fair value:
Secured financing agreements, CLOs and SASB (a)	$15,626,580	$15,318,446	$17,552,979	$17,466,172
Unsecured senior notes	2,754,370	2,728,684	2,158,888	2,128,835
__________________________________________________

(a)As of December 31, 2023, includes debt related to properties held-for-sale.
The following is quantitative information about significant unobservable inputs in our Level III measurements for those assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

	Carrying Value at June 30, 2024	Valuation Technique	Unobservable Input	Range (Weighted Average) as of (1)
				June 30, 2024	December 31, 2023
Loans under fair value option	$2,588,657	Discounted cash flow, market pricing	Coupon (d)	2.8% - 10.5% (4.6%)	2.8% - 9.9% (4.5%)
			Remaining contractual term (d)	3.8 - 38.0 years (26.6 years)	4.3 - 38.5 years (27.4 years)
			FICO score (a)	585 - 900 (749)	585 - 900 (749)
			LTV (b)	4% - 93% (65%)	5% - 140% (68%)
			Purchase price (d)	80.0% - 106.8% (101.3%)	80.0% - 108.6% (101.4%)
RMBS	98,438	Discounted cash flow	Constant prepayment rate (a)	2.1% - 8.7% (4.5%)	2.9% - 9.6% (5.2%)
			Constant default rate (b)	1.0% - 3.8% (1.7%)	1.0% - 4.2% (1.7%)
			Loss severity (b)	0% - 63% (13%) (f)	0% - 99% (17%) (f)
			Delinquency rate (c)	9% - 25% (14%)	8% - 25% (14%)
			Servicer advances (a)	22% - 78% (51%)	30% - 78% (51%)
			Annual coupon deterioration (b)	0% - 0.2% (0.0%)	0% - 1.3% (0.1%)
			Putback amount per projected total collateral loss (e)	0% - 8% (0.5%)	0% - 8% (0.5%)
CMBS	19,992	Discounted cash flow	Yield (b)	0% - 51.5% (9.4%)	0% - 540.1% (10.6%)
			Duration (c)	0 - 7.5 years (2.3 years)	0 - 6.7 years (2.4 years)
Woodstar Fund investments	2,004,983	Discounted cash flow	Discount rate - properties (b)	N/A	6.3% - 7.0% (6.7%)
			Discount rate - debt (a)	3.0% - 7.2% (5.5%)	3.0% - 6.9% (5.4%)
			Terminal capitalization rate (b)	N/A	4.8% - 5.5% (5.2%)
			Direct capitalization rate (b)	4.30% (4.30%)	4.25% (4.25%) (Implied)
Domestic servicing rights	20,507	Discounted cash flow	Debt yield (a)	8.50% (8.50%)	8.50% (8.50%)
			Discount rate (b)	15% (15%)	15% (15%)
VIE assets	39,665,392	Discounted cash flow	Yield (b)	0% - 831.8% (20.4%)	0% - 691.0% (15.9%)
			Duration (c)	0 - 9.5 years (2.1 years)	0 - 10.0 years (1.8 years)
VIE liabilities	5,042,474	Discounted cash flow	Yield (b)	0% - 831.8% (13.1%)	0% - 691.0% (11.4%)
			Duration (c)	0 - 9.5 years (1.7 years)	0 - 10.0 years (1.7 years)
______________________________________________________________________________________________________________________
(1)Unobservable inputs were weighted by the relative carrying value of the instruments as of June 30, 2024 and December 31, 2023.
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
(f)5% of the portfolio falls within a range of 45% - 80% as of both June 30, 2024 and December 31, 2023.
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
Our TRSs engage in various real estate-related operations, including special servicing of commercial real estate, originating and securitizing mortgage loans, and investing in entities which engage in real estate-related operations. As of June 30, 2024 and December 31, 2023, approximately $3.2 billion and $3.1 billion, respectively, of assets were owned by TRS entities. Our TRSs are not consolidated for U.S. federal income tax purposes, but are instead taxed as corporations. For financial reporting purposes, a provision for current and deferred taxes is established for the portion of earnings recognized by us with respect to our interest in TRSs.
The following table is a reconciliation of our U.S. federal income tax provision determined using our statutory federal tax rate to our reported income tax provision (benefit) for the three and six months ended June 30, 2024 and 2023 (dollars in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024		2023		2024		2023
Federal statutory tax rate	$19,656	21.0%	$46,951	21.0%	$53,480	21.0%	$57,654	21.0%
REIT and other non-taxable income	(7,107)	(7.6)%	(46,049)	(20.5)%	(40,022)	(15.7)%	(63,776)	(23.3)%
State income taxes	4,124	4.4%	296	0.1%	4,422	1.7%	(2,012)	(0.7)%
Federal benefit of state tax deduction	(866)	(0.9)%	(63)	—%	(929)	(0.4)%	422	0.2%
Other	71	0.1%	62	(0.1)%	133	0.1%	114	—%
Effective tax rate	$15,878	17.0%	$1,197	0.5%	$17,084	6.7%	$(7,598)	(2.8)%

For the three and six months ended June 30, 2024 and 2023, we have utilized the discrete effective tax rate method, as allowed by ASC 740-270-30-18, “Income Taxes—Interim Reporting,” to calculate our interim income tax expense (benefit). The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year to date period as if it was the annual period and determines the income tax expense or benefit on that basis. We believe that due to market dislocation and volatility, particularly with respect to the Company’s residential assets that are housed in TRSs, the use of the discrete method is more appropriate at this time than the annual effective tax rate method due to the high degree of uncertainty in estimating annual pretax earnings.

22. Commitments and Contingencies

As of June 30, 2024, our Commercial and Residential Lending Segment had future commercial loan funding commitments totaling $1.3 billion, of which we expect to fund $1.0 billion. These future funding commitments primarily relate to construction projects, capital improvements, tenant improvements and leasing commissions. In connection with the prior sale of a $433.1 million first mortgage loan on an office and retail center in Los Angeles, for which we retained the mezzanine loan ($82.0 million amortized cost), we entered into various guarantees, including a funding guaranty, a carry guaranty and a guaranty related to tenant improvement and leasing commission deficiencies. These guarantees provide for the payment of approximately $70.0 million (plus a $9.8 million expired unfunded commitment) by us to the senior lender in the event that the first mortgage loan is foreclosed. We are currently in discussions with the senior lender and the borrower to modify the loan, but there can be no assurances that such discussions will be successful. The senior lender obtained an appraisal during the three months ended March 31, 2024 indicating full recovery in excess of the outstanding debt. No liability has been recorded at this time while we evaluate the path forward for this loan.
As of June 30, 2024, our Infrastructure Lending Segment had future infrastructure loan funding commitments totaling $163.6 million, including $115.2 million under revolvers and letters of credit (“LCs”) and $48.4 million under delayed draw term loans. As of June 30, 2024, $14.4 million of revolvers and LCs were outstanding. Additionally, as of June 30, 2024, our Infrastructure Lending Segment had outstanding loan purchase commitments of $215.0 million.
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
The table below presents our results of operations for the three months ended June 30, 2024 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Revenues:
Interest income from loans	$358,749	$64,218	$—	$4,465	$—	$427,432	$—	$427,432
Interest income from investment securities	29,373	130	—	24,637	—	54,140	(37,140)	17,000
Servicing fees	124	—	—	20,025	—	20,149	(4,116)	16,033
Rental income	3,987	—	15,736	5,736	—	25,459	—	25,459
Other revenues	1,323	888	235	750	706	3,902	—	3,902
Total revenues	393,556	65,236	15,971	55,613	706	531,082	(41,256)	489,826
Costs and expenses:
Management fees	192	—	—	—	30,325	30,517	—	30,517
Interest expense	216,511	37,875	11,652	8,475	70,084	344,597	(208)	344,389
General and administrative	17,745	4,230	1,202	23,691	4,214	51,082	—	51,082
Costs of rental operations	3,412	—	5,545	3,113	—	12,070	—	12,070
Depreciation and amortization	2,136	15	5,926	1,795	252	10,124	—	10,124
Credit loss provision (reversal), net	42,995	(286)	—	—	—	42,709	—	42,709
Other expense	26	—	35	224	—	285	—	285
Total costs and expenses	283,017	41,834	24,360	37,298	104,875	491,384	(208)	491,176
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	—	17,180	17,180
Change in fair value of servicing rights	—	—	—	885	—	885	10	895
Change in fair value of investment securities, net	(274)	—	—	(23,710)	—	(23,984)	24,351	367
Change in fair value of mortgage loans, net	47,711	—	—	16,710	—	64,421	—	64,421
Income from affordable housing fund investments	—	—	6,446	—	—	6,446	—	6,446
Earnings (loss) from unconsolidated entities	1,671	(58)	—	550	—	2,163	(493)	1,670
Gain (loss) on derivative financial instruments, net	9,120	41	267	709	(9,151)	986	—	986
Foreign currency gain, net	6,858	17	10	—	—	6,885	—	6,885
Loss on extinguishment of debt	—	(60)	(1,045)	—	—	(1,105)	—	(1,105)
Other loss, net	(2,515)	—	(277)	—	—	(2,792)	—	(2,792)
Total other income (loss)	62,571	(60)	5,401	(4,856)	(9,151)	53,905	41,048	94,953
Income (loss) before income taxes	173,110	23,342	(2,988)	13,459	(113,320)	93,603	—	93,603
Income tax (provision) benefit	(10,787)	130	—	(5,221)	—	(15,878)	—	(15,878)
Net income (loss)	162,323	23,472	(2,988)	8,238	(113,320)	77,725	—	77,725
Net (income) loss attributable to non-controlling interests	(4)	—	(5,637)	5,806	—	165	—	165
Net income (loss) attributable to Starwood Property Trust, Inc.	$162,319	$23,472	$(8,625)	$14,044	$(113,320)	$77,890	$—	$77,890

The table below presents our results of operations for the three months ended June 30, 2023 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Revenues:
Interest income from loans	$394,112	$59,581	$—	$2,156	$—	$455,849	$—	$455,849
Interest income from investment securities	33,763	165	—	21,603	—	55,531	(36,612)	18,919
Servicing fees	135	—	—	9,410	—	9,545	(3,203)	6,342
Rental income	1,959	—	23,325	7,023	—	32,307	—	32,307
Other revenues	841	310	198	512	391	2,252	—	2,252
Total revenues	430,810	60,056	23,523	40,704	391	555,484	(39,815)	515,669
Costs and expenses:
Management fees	212	—	—	—	30,766	30,978	—	30,978
Interest expense	250,332	35,483	13,469	8,875	55,384	363,543	(211)	363,332
General and administrative	14,565	3,734	993	20,640	3,224	43,156	—	43,156
Costs of rental operations	2,579	—	5,446	3,442	—	11,467	—	11,467
Depreciation and amortization	1,719	27	8,023	2,554	—	12,323	—	12,323
Credit loss provision, net	118,162	3,763	—	—	—	121,925	—	121,925
Other expense	354	5	23	(111)	—	271	—	271
Total costs and expenses	387,923	43,012	27,954	35,400	89,374	583,663	(211)	583,452
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	—	54,123	54,123
Change in fair value of servicing rights	—	—	—	(1,651)	—	(1,651)	1,813	162
Change in fair value of investment securities, net	26,444	—	—	(11,001)	—	15,443	(15,455)	(12)
Change in fair value of mortgage loans, net	(65,202)	—	—	11,860	—	(53,342)	—	(53,342)
Income from affordable housing fund investments	—	—	223,823	—	—	223,823	—	223,823
Earnings (loss) from unconsolidated entities	1,482	2,043	—	7,314	—	10,839	(877)	9,962
(Loss) gain on sale of investments and other assets, net	(88)	—	—	4,768	—	4,680	—	4,680
Gain (loss) on derivative financial instruments, net	67,314	197	5,108	3,820	(20,063)	56,376	—	56,376
Foreign currency gain (loss), net	23,261	82	(9)	—	—	23,334	—	23,334
Loss on extinguishment of debt	(1,004)	—	—	(119)	—	(1,123)	—	(1,123)
Other (loss) income, net	(26,625)	6	(5)	—	—	(26,624)	—	(26,624)
Total other income (loss)	25,582	2,328	228,917	14,991	(20,063)	251,755	39,604	291,359
Income (loss) before income taxes	68,469	19,372	224,486	20,295	(109,046)	223,576	—	223,576
Income tax (provision) benefit	(399)	292	—	(1,090)	—	(1,197)	—	(1,197)
Net income (loss)	68,070	19,664	224,486	19,205	(109,046)	222,379	—	222,379
Net income attributable to non-controlling interests	(4)	—	(50,359)	(3,173)	—	(53,536)	—	(53,536)
Net income (loss) attributable to Starwood Property Trust, Inc.	$68,066	$19,664	$174,127	$16,032	$(109,046)	$168,843	$—	$168,843

The table below presents our results of operations for the six months ended June 30, 2024 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Revenues:
Interest income from loans	$753,221	$130,616	$—	$7,087	$—	$890,924	$—	$890,924
Interest income from investment securities	60,778	268	—	45,781	—	106,827	(71,621)	35,206
Servicing fees	252	—	—	33,064	—	33,316	(7,594)	25,722
Rental income	7,552	—	36,511	10,243	—	54,306	—	54,306
Other revenues	2,306	1,280	362	1,498	1,310	6,756	—	6,756
Total revenues	824,109	132,164	36,873	97,673	1,310	1,092,129	(79,215)	1,012,914
Costs and expenses:
Management fees	384	—	—	—	76,147	76,531	—	76,531
Interest expense	452,660	76,848	24,950	16,792	129,513	700,763	(418)	700,345
General and administrative	34,573	10,185	2,465	47,158	7,364	101,745	—	101,745
Costs of rental operations	5,437	—	11,252	5,725	—	22,414	—	22,414
Depreciation and amortization	4,085	29	11,781	3,544	503	19,942	—	19,942
Credit loss provision, net	77,972	576	—	—	—	78,548	—	78,548
Other expense	756	—	35	168	—	959	—	959
Total costs and expenses	575,867	87,638	50,483	73,387	213,527	1,000,902	(418)	1,000,484
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	—	27,266	27,266
Change in fair value of servicing rights	—	—	—	(2,496)	—	(2,496)	3,619	1,123
Change in fair value of investment securities, net	(7,265)	—	—	(40,168)	—	(47,433)	48,715	1,282
Change in fair value of mortgage loans, net	7,034	—	—	28,374	—	35,408	—	35,408
Income from affordable housing fund investments	—	—	15,894	—	—	15,894	—	15,894
Earnings (loss) from unconsolidated entities	9,016	269	—	863	—	10,148	(803)	9,345
(Loss) gain on sale of investments and other assets, net	(41)	—	92,003	—	—	91,962	—	91,962
Gain (loss) on derivative financial instruments, net	120,072	163	1,988	3,721	(23,019)	102,925	—	102,925
Foreign currency (loss) gain, net	(34,960)	(67)	42	—	—	(34,985)	—	(34,985)
Gain (loss) on extinguishment of debt	315	(620)	(2,254)	—	—	(2,559)	—	(2,559)
Other (loss) income, net	(5,191)	40	(277)	6	—	(5,422)	—	(5,422)
Total other income (loss)	88,980	(215)	107,396	(9,700)	(23,019)	163,442	78,797	242,239
Income (loss) before income taxes	337,222	44,311	93,786	14,586	(235,236)	254,669	—	254,669
Income tax (provision) benefit	(11,508)	258	—	(5,834)	—	(17,084)	—	(17,084)
Net income (loss)	325,714	44,569	93,786	8,752	(235,236)	237,585	—	237,585
Net (income) loss attributable to non-controlling interests	(7)	—	(11,862)	6,506	—	(5,363)	—	(5,363)
Net income (loss) attributable to Starwood Property Trust, Inc.	$325,707	$44,569	$81,924	$15,258	$(235,236)	$232,222	$—	$232,222

The table below presents our results of operations for the six months ended June 30, 2023 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Revenues:
Interest income from loans	$769,713	$114,341	$—	$2,703	$—	$886,757	$—	$886,757
Interest income from investment securities	66,284	1,503	—	44,388	—	112,175	(74,619)	37,556
Servicing fees	294	—	—	19,244	—	19,538	(5,940)	13,598
Rental income	3,940	—	47,020	13,636	—	64,596	—	64,596
Other revenues	1,185	526	301	895	669	3,576	—	3,576
Total revenues	841,416	116,370	47,321	80,866	669	1,086,642	(80,559)	1,006,083
Costs and expenses:
Management fees	430	—	—	—	70,088	70,518	—	70,518
Interest expense	476,725	68,301	26,068	16,304	111,656	699,054	(421)	698,633
General and administrative	26,458	7,698	1,945	40,687	8,476	85,264	—	85,264
Costs of rental operations	5,030	—	10,995	7,108	—	23,133	—	23,133
Depreciation and amortization	3,350	57	16,131	5,201	—	24,739	—	24,739
Credit loss provision, net	148,952	16,167	—	—	—	165,119	—	165,119
Other expense	1,393	13	23	(41)	—	1,388	—	1,388
Total costs and expenses	662,338	92,236	55,162	69,259	190,220	1,069,215	(421)	1,068,794
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	—	95,261	95,261
Change in fair value of servicing rights	—	—	—	(1,701)	—	(1,701)	2,167	466
Change in fair value of investment securities, net	41,310	—	—	(25,460)	—	15,850	(15,780)	70
Change in fair value of mortgage loans, net	(56,940)	—	—	12,499	—	(44,441)	—	(44,441)
Income from affordable housing fund investments	—	—	236,788	—	—	236,788	—	236,788
Earnings (loss) from unconsolidated entities	2,421	3,783	—	7,993	—	14,197	(1,510)	12,687
(Loss) gain on sale of investments and other assets, net	(88)	—	—	4,958	—	4,870	—	4,870
Gain (loss) on derivative financial instruments, net	32,951	146	3,891	353	(13,793)	23,548	—	23,548
Foreign currency gain, net	38,191	157	5	—	—	38,353	—	38,353
Loss on extinguishment of debt	(1,065)	—	—	(119)	—	(1,184)	—	(1,184)
Other (loss) income, net	(29,166)	6	(5)	—	—	(29,165)	—	(29,165)
Total other income (loss)	27,614	4,092	240,679	(1,477)	(13,793)	257,115	80,138	337,253
Income (loss) before income taxes	206,692	28,226	232,838	10,130	(203,344)	274,542	—	274,542
Income tax benefit	6,158	338	—	1,102	—	7,598	—	7,598
Net income (loss)	212,850	28,564	232,838	11,232	(203,344)	282,140	—	282,140
Net income attributable to non-controlling interests	(7)	—	(57,337)	(3,979)	—	(61,323)	—	(61,323)
Net income (loss) attributable to Starwood Property Trust, Inc.	$212,843	$28,564	$175,501	$7,253	$(203,344)	$220,817	$—	$220,817

The table below presents our consolidated balance sheet as of June 30, 2024 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Assets:
Cash and cash equivalents	$8,935	$134,806	$28,757	$8,919	$77,850	$259,267	$—	$259,267
Restricted cash	51,957	51,855	1,049	4,634	66,940	176,435	—	176,435
Loans held-for-investment, net	13,923,013	2,371,596	—	—	—	16,294,609	—	16,294,609
Loans held-for-sale	2,503,967	—	—	316,059	—	2,820,026	—	2,820,026
Investment securities	1,046,972	17,886	—	1,104,981	—	2,169,839	(1,504,125)	665,714
Properties, net	476,004	—	662,726	67,941	—	1,206,671	—	1,206,671
Investments of consolidated affordable housing fund	—	—	2,004,983	—	—	2,004,983	—	2,004,983
Investments in unconsolidated entities	25,917	52,960	—	33,360	—	112,237	(14,813)	97,424
Goodwill	—	119,409	—	140,437	—	259,846	—	259,846
Intangible assets	12,043	—	23,589	60,878	—	96,510	(34,246)	62,264
Derivative assets	65,522	—	2,677	2,331	—	70,530	—	70,530
Accrued interest receivable	174,982	14,834	286	1,644	5,368	197,114	—	197,114
Other assets	156,597	16,571	51,189	16,160	68,610	309,127	—	309,127
VIE assets, at fair value	—	—	—	—	—	—	39,665,392	39,665,392
Total Assets	$18,445,909	$2,779,917	$2,775,256	$1,757,344	$218,768	$25,977,194	$38,112,208	$64,089,402
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$160,221	$39,912	$10,643	$35,395	$98,411	$344,582	$—	$344,582
Related-party payable	—	—	—	—	27,849	27,849	—	27,849
Dividends payable	—	—	—	—	153,422	153,422	—	153,422
Derivative liabilities	29,358	—	—	—	46,773	76,131	—	76,131
Secured financing agreements, net	8,861,573	809,128	478,548	640,878	1,333,278	12,123,405	(20,546)	12,102,859
Collateralized loan obligations and single asset securitization, net	2,379,206	1,144,515	—	—	—	3,523,721	—	3,523,721
Unsecured senior notes, net	—	—	—	—	2,754,370	2,754,370	—	2,754,370
VIE liabilities, at fair value	—	—	—	—	—	—	38,132,695	38,132,695
Total Liabilities	11,430,358	1,993,555	489,191	676,273	4,414,103	19,003,480	38,112,149	57,115,629
Temporary Equity: Redeemable non-controlling interests	—	—	414,095	—	—	414,095	—	414,095
Permanent Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Common stock	—	—	—	—	3,241	3,241	—	3,241
Additional paid-in capital	1,160,903	569,115	(391,738)	(624,371)	5,192,744	5,906,653	—	5,906,653
Treasury stock	—	—	—	—	(138,022)	(138,022)	—	(138,022)
Retained earnings (accumulated deficit)	5,840,613	217,247	2,056,463	1,571,657	(9,253,298)	432,682	—	432,682
Accumulated other comprehensive income	13,920	—	—	—	—	13,920	—	13,920
Total Starwood Property Trust, Inc. Stockholders’ Equity	7,015,436	786,362	1,664,725	947,286	(4,195,335)	6,218,474	—	6,218,474
Non-controlling interests in consolidated subsidiaries	115	—	207,245	133,785	—	341,145	59	341,204
Total Permanent Equity	7,015,551	786,362	1,871,970	1,081,071	(4,195,335)	6,559,619	59	6,559,678
Total Liabilities and Equity	$18,445,909	$2,779,917	$2,775,256	$1,757,344	$218,768	$25,977,194	$38,112,208	$64,089,402

The table below presents our consolidated balance sheet as of December 31, 2023 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Assets:
Cash and cash equivalents	$8,823	$56,300	$19,957	$22,011	$87,569	$194,660	$—	$194,660
Restricted cash	23,902	28,693	1,016	5,175	58,526	117,312	—	117,312
Loans held-for-investment, net	15,069,389	2,495,660	—	9,200	—	17,574,249	—	17,574,249
Loans held-for-sale	2,604,594	—	—	41,043	—	2,645,637	—	2,645,637
Investment securities	1,147,829	19,042	—	1,147,550	—	2,314,421	(1,578,859)	735,562
Properties, net	431,155	—	555,455	59,774	—	1,046,384	—	1,046,384
Properties held-for-sale	—	—	290,937	—	—	290,937	—	290,937
Investments of consolidated affordable housing fund	—	—	2,012,833	—	—	2,012,833	—	2,012,833
Investments in unconsolidated entities	19,151	52,691	—	33,134	—	104,976	(14,600)	90,376
Goodwill	—	119,409	—	140,437	—	259,846	—	259,846
Intangible assets	13,415	—	25,432	63,985	—	102,832	(37,865)	64,967
Derivative assets	55,559	84	5,638	2,156	—	63,437	—	63,437
Accrued interest receivable	180,441	12,485	1,502	1,369	5,070	200,867	—	200,867
Other assets	301,436	3,486	50,459	15,828	49,564	420,773	—	420,773
VIE assets, at fair value	—	—	—	—	—	—	43,786,356	43,786,356
Total Assets	$19,855,694	$2,787,850	$2,963,229	$1,541,662	$200,729	$27,349,164	$42,155,032	$69,504,196
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$106,236	$45,232	$12,225	$44,452	$85,297	$293,442	$—	$293,442
Related-party payable	—	—	—	—	44,816	44,816	—	44,816
Dividends payable	—	—	—	—	152,888	152,888	—	152,888
Derivative liabilities	54,066	—	—	—	48,401	102,467	—	102,467
Secured financing agreements, net	10,368,668	1,088,965	598,350	495,857	1,336,913	13,888,753	(20,757)	13,867,996
Collateralized loan obligations and single asset securitization, net	2,674,938	816,354	—	—	—	3,491,292	—	3,491,292
Unsecured senior notes, net	—	—	—	—	2,158,888	2,158,888	—	2,158,888
Debt related to properties held-for-sale	—	—	193,691	—	—	193,691	—	193,691
VIE liabilities, at fair value	—	—	—	—	—	—	42,175,734	42,175,734
Total Liabilities	13,203,908	1,950,551	804,266	540,309	3,827,203	20,326,237	42,154,977	62,481,214
Temporary Equity: Redeemable non-controlling interests	—	—	414,348	—	—	414,348	—	414,348
Permanent Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Common stock	—	—	—	—	3,208	3,208	—	3,208
Additional paid-in capital	1,121,413	664,621	(437,169)	(705,176)	5,220,981	5,864,670	—	5,864,670
Treasury stock	—	—	—	—	(138,022)	(138,022)	—	(138,022)
Retained earnings (accumulated deficit)	5,514,906	172,678	1,974,539	1,556,399	(8,712,641)	505,881	—	505,881
Accumulated other comprehensive income	15,352	—	—	—	—	15,352	—	15,352
Total Starwood Property Trust, Inc. Stockholders’ Equity	6,651,671	837,299	1,537,370	851,223	(3,626,474)	6,251,089	—	6,251,089
Non-controlling interests in consolidated subsidiaries	115	—	207,245	150,130	—	357,490	55	357,545
Total Permanent Equity	6,651,786	837,299	1,744,615	1,001,353	(3,626,474)	6,608,579	55	6,608,634
Total Liabilities and Equity	$19,855,694	$2,787,850	$2,963,229	$1,541,662	$200,729	$27,349,164	$42,155,032	$69,504,196

24. Subsequent Events
Our significant events subsequent to June 30, 2024 were as follows:
Dividends Declared
In July 2024, our board of directors declared a dividend of $0.48 per share of common stock for each of the quarters ending September 30, 2024 and December 31, 2024. The third quarter dividend is payable on October 15, 2024 to stockholders of record as of September 30, 2024 and the fourth quarter dividend is payable on January 15, 2025 to stockholders of record as of December 31, 2024.

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

We have four reportable business segments as of June 30, 2024 and we refer to the investments within these segments as our target assets:
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

•Real estate property (the “Property Segment”)—engages primarily in acquiring and managing equity interests in stabilized and to be stabilized commercial real estate properties, including multifamily properties, that are held for investment.

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
Developments During the Second Quarter of 2024
Commercial and Residential Lending Segment
•Originated or acquired $353.0 million of commercial loans during the quarter, including the following:
◦£176.0 million ($219.8 million) first mortgage loan participation on a portfolio of vacation cottages, caravan homes and resorts across the United Kingdom, which the Company fully funded. Prior to acquisition, we had an existing participation in this loan, of which the outstanding balance was £352.0 million.
◦$83.7 million first mortgage and mezzanine loan to refinance the existing debt of three multifamily properties and two new modular multifamily developments located in Georgia, Tennessee and Florida, of which the Company funded $50.6 million
◦$46.5 million first mortgage and mezzanine loan to finance the construction of four industrial properties located in California, of which the Company funded $13.5 million.
•Funded $112.5 million of previously originated commercial loan commitments and investment securities.
•Received gross proceeds of $606.4 million ($230.8 million, net of debt repayments) from maturities and principal repayments on our commercial loans and investment securities.
•Sold three units in a residential conversion project in New York for $12.1 million.
Infrastructure Lending Segment
•In May 2024, we refinanced a pool of our infrastructure loans held-for-investment through a CLO, STWD 2024-SIF3. The CLO has a contractual maturity of April 2036 and a weighted average cost of financing of SOFR + 2.41%, inclusive of the amortization of deferred issuance costs. On the closing date, the CLO issued $400.0 million of notes, of which $330.0 million of notes was purchased by third party investors and $70.0 million of subordinated notes were retained by us.
•Acquired $236.6 million of infrastructure loans and funded $34.0 million of pre-existing infrastructure loan commitments.
•Received proceeds of $266.4 million from principal repayments on our infrastructure loans and bonds and $47.1 million from the sale of an infrastructure loan.
Property
•In May 2024, we refinanced $600.0 million of outstanding debt on our Medical Office Portfolio due November 2024 with $450.5 million of senior securitized mortgage debt and a $39.5 million mezzanine loan. The new debt carries an initial term of two years, followed by three successive one-year extension options and a weighted average coupon of SOFR + 2.52%.
Investing and Servicing
•Originated or acquired commercial conduit loans of $327.8 million.
•Received proceeds of $139.8 million from sales of previously originated or acquired commercial conduit loans, and priced $224.8 million of previously originated or acquired commercial conduit loans in two securitizations that settled subsequent to June 30, 2024.

•Acquired CMBS for a purchase price of $7.9 million, and sold CMBS for total gross proceeds of $2.6 million, of which $1.3 million related to non-controlling interests.
•Obtained six new special servicing assignments for CMBS trusts with a total unpaid principal balance of $5.1 billion, while $3.1 billion matured and $0.1 billion transferred, bringing our total named special servicing portfolio to $98.0 billion as of June 30, 2024.

Corporate
•In June 2024, we repriced our $591.0 million term loan facility, reducing the spread by 50 bps from SOFR + 3.25% to SOFR + 2.75%.
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
•Obtained one new special servicing assignment for a CMBS trust with a total unpaid principal balance of $1.1 billion, while $3.7 billion matured, bringing our total named special servicing portfolio to $96.1 billion as of March 31, 2024.

Corporate
•Issued $600.0 million of 7.25% Senior Notes due 2029 (the “2029 Senior Notes”) and swapped the notes to a floating rate of SOFR + 3.25%.
Subsequent Events
Refer to Note 24 to the Consolidated Financial Statements for disclosure regarding significant transactions that occurred subsequent to June 30, 2024.

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
The following table compares our summarized results of operations for the three months ended June 30, 2024 and March 31, 2024 and for the six months ended June 30, 2024 and 2023 by business segment (amounts in thousands):

	For the Three Months Ended			For the Six Months Ended
Revenues:	June 30, 2024	March 31, 2024	$ Change	June 30, 2024	June 30, 2023	$ Change
Commercial and Residential Lending Segment	$393,556	$430,553	$(36,997)	$824,109	$841,416	$(17,307)
Infrastructure Lending Segment	65,236	66,928	(1,692)	132,164	116,370	15,794
Property Segment	15,971	20,902	(4,931)	36,873	47,321	(10,448)
Investing and Servicing Segment	55,613	42,060	13,553	97,673	80,866	16,807
Corporate	706	604	102	1,310	669	641
Securitization VIE eliminations	(41,256)	(37,959)	(3,297)	(79,215)	(80,559)	1,344
	489,826	523,088	(33,262)	1,012,914	1,006,083	6,831
Costs and expenses:
Commercial and Residential Lending Segment	283,017	292,850	(9,833)	575,867	662,338	(86,471)
Infrastructure Lending Segment	41,834	45,804	(3,970)	87,638	92,236	(4,598)
Property Segment	24,360	26,123	(1,763)	50,483	55,162	(4,679)
Investing and Servicing Segment	37,298	36,089	1,209	73,387	69,259	4,128
Corporate	104,875	108,652	(3,777)	213,527	190,220	23,307
Securitization VIE eliminations	(208)	(210)	2	(418)	(421)	3
	491,176	509,308	(18,132)	1,000,484	1,068,794	(68,310)
Other income (loss):
Commercial and Residential Lending Segment	62,571	26,409	36,162	88,980	27,614	61,366
Infrastructure Lending Segment	(60)	(155)	95	(215)	4,092	(4,307)
Property Segment	5,401	101,995	(96,594)	107,396	240,679	(133,283)
Investing and Servicing Segment	(4,856)	(4,844)	(12)	(9,700)	(1,477)	(8,223)
Corporate	(9,151)	(13,868)	4,717	(23,019)	(13,793)	(9,226)
Securitization VIE eliminations	41,048	37,749	3,299	78,797	80,138	(1,341)
	94,953	147,286	(52,333)	242,239	337,253	(95,014)
Income (loss) before income taxes:
Commercial and Residential Lending Segment	173,110	164,112	8,998	337,222	206,692	130,530
Infrastructure Lending Segment	23,342	20,969	2,373	44,311	28,226	16,085
Property Segment	(2,988)	96,774	(99,762)	93,786	232,838	(139,052)
Investing and Servicing Segment	13,459	1,127	12,332	14,586	10,130	4,456
Corporate	(113,320)	(121,916)	8,596	(235,236)	(203,344)	(31,892)
	93,603	161,066	(67,463)	254,669	274,542	(19,873)
Income tax (provision) benefit	(15,878)	(1,206)	(14,672)	(17,084)	7,598	(24,682)
Net loss (income) attributable to non-controlling interests	165	(5,528)	5,693	(5,363)	(61,323)	55,960
Net income attributable to Starwood Property Trust, Inc.	$77,890	$154,332	$(76,442)	$232,222	$220,817	$11,405

Three Months Ended June 30, 2024 Compared to the Three Months Ended March 31, 2024
Commercial and Residential Lending Segment

Revenues

For the three months ended June 30, 2024, revenues of our Commercial and Residential Lending Segment decreased $37.0 million to $393.6 million, compared to $430.6 million for the three months ended March 31, 2024. This decrease was primarily due to decreases in interest income from loans of $35.7 million and investment securities of $2.0 million The decrease in interest income from loans reflects (i) a $35.2 million decrease from commercial loans, reflecting lower prepayment related income and lower average balances, and (ii) a $0.5 million decrease from residential loans reflecting lower average balances. The decrease in interest income from investment securities was primarily due to lower average balances of both commercial and residential investments due to repayments.

Costs and Expenses

For the three months ended June 30, 2024, costs and expenses of our Commercial and Residential Lending Segment decreased $9.8 million to $283.0 million, compared to $292.8 million for the three months ended March 31, 2024. This decrease was primarily due to a $19.6 million decrease in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio, partially offset by an increase of $8.0 million in the credit loss provision. The decrease in interest expense was primarily due to lower average borrowings outstanding due to paydowns from net loan repayments and excess cash balances. The increase in the credit loss provision was primarily due to worsened macroeconomic conditions, particularly for office loans, in the second quarter of 2024.

Net Interest Income (amounts in thousands)

	For the Three Months Ended
	June 30, 2024	March 31, 2024	Change
Interest income from loans	$358,749	$394,472	$(35,723)
Interest income from investment securities	29,373	31,405	(2,032)
Interest expense	(216,511)	(236,149)	19,638
Net interest income	$171,611	$189,728	$(18,117)

For the three months ended June 30, 2024, net interest income of our Commercial and Residential Lending Segment decreased $18.1 million to $171.6 million, compared to $189.7 million for the three months ended March 31, 2024. This decrease reflects the decrease in interest income, partially offset by the decrease in interest expense on our secured financing facilities, both as discussed in the sections above.

During the three months ended June 30, 2024 and March 31, 2024, the weighted average unlevered yields on the Commercial and Residential Lending Segment’s loans and investment securities, excluding retained RMBS and loans for which interest income is not recognized, were as follows:

	For the Three Months Ended
	June 30, 2024	March 31, 2024
Commercial	9.4%	9.6%
Residential	5.1%	5.1%
Overall	8.8%	8.9%

For the three months ended June 30, 2024, the weighted average unlevered yield on our commercial loans decreased primarily due to lower prepayment related income. The weighted average unlevered yield on our residential loans was relatively unchanged.

During both the three months ended June 30, 2024 and March 31, 2024, the Commercial and Residential Lending Segment’s weighted average secured borrowing rate, inclusive of the amortization of deferred financing fees was 7.6%. Interest rate hedges had the effect of reducing these weighted average borrowing costs to 6.7% during both the three months ended June 30, 2024 and March 31, 2024, respectively.

Other Income

For the three months ended June 30, 2024, other income of our Commercial and Residential Lending Segment increased $36.2 million to $62.6 million compared to $26.4 million for the three months ended March 31, 2024. This increase was primarily due to (i) an $88.4 million favorable change in fair value of residential loans and (ii) a $48.7 million favorable change in foreign currency gain (loss), partially offset by (iii) a $101.8 million decreased gain on derivatives. The decreased gain on derivatives in the second quarter of 2024 reflects a $52.9 million decreased gain on interest rate swaps principally related to residential loans, which partially offsets the favorable change in fair value of those loans, and a $48.9 million unfavorable change in gain (loss) on foreign currency hedges. The interest rate swaps are used primarily to hedge our interest rate risk on residential loans held-for-sale and to fix our interest rate payments on certain variable rate borrowings which fund fixed rate investments. The foreign currency hedges are used to fix the U.S. dollar amounts of cash flows (both interest and principal payments) we expect to receive from our foreign currency denominated loans and investments. The favorable change in foreign currency gain (loss) and the unfavorable change in gain (loss) on foreign currency hedges reflect the weakening of the U.S. dollar against the pound sterling (“GBP”) and Australian dollar (“AUD”), partially offset by a strengthening against the Euro (“EUR”), in the second quarter of 2024, compared to a strengthening of the U.S. dollar against each of those currencies in the first quarter of 2024.

Infrastructure Lending Segment

Revenues

For the three months ended June 30, 2024, revenues of our Infrastructure Lending Segment decreased $1.7 million to $65.2 million, compared to $66.9 million for the three months ended March 31, 2024. This was primarily due to a decrease in interest income from loans of $2.2 million reflecting lower average loan balances and interest rates, the effects of which were partially offset by higher prepayment related income.

Costs and Expenses

For the three months ended June 30, 2024, costs and expenses of our Infrastructure Lending Segment decreased $4.0 million to $41.8 million, compared to $45.8 million for the three months ended March 31, 2024. The decrease was primarily due to decreases of $1.7 million in general and administrative expenses, $1.2 million in credit loss provision and $1.1 million in interest expense associated with the various secured financing facilities used to fund this segment’s investment portfolio. The decrease in interest expense was primarily due to lower average borrowings outstanding.

Net Interest Income (amounts in thousands)

	For the Three Months Ended
	June 30, 2024	March 31, 2024	Change
Interest income from loans	$64,218	$66,398	$(2,180)
Interest income from investment securities	130	138	(8)
Interest expense	(37,875)	(38,973)	1,098
Net interest income	$26,473	$27,563	$(1,090)

For the three months ended June 30, 2024, net interest income of our Infrastructure Lending Segment decreased $1.1 million to $26.5 million, compared to $27.6 million for the three months ended March 31, 2024. The decrease reflects the decrease in interest income, partially offset by the decrease in interest expense on the secured financing facilities, both as discussed in the sections above.

During the three months ended June 30, 2024 and March 31, 2024, the weighted average unlevered yield on the Infrastructure Lending Segment’s loans and investment securities, excluding those for which interest income is not recognized, was 10.3% and 10.4%, respectively.

During the three months ended June 30, 2024 and March 31, 2024, the Infrastructure Lending Segment’s weighted average secured borrowing rate, inclusive of the amortization of deferred financing fees, was 8.0% in each period.

Other Loss

For the three months ended June 30, 2024, other loss of our Infrastructure Lending Segment decreased $0.1 million to $0.1 million, compared to $0.2 million for the three months ended March 31, 2024.

Property Segment

Change in Results by Portfolio (amounts in thousands)

	$ Change from prior period
	Revenues	Costs and expenses	Gain (loss) on derivative financial instruments	Other income (loss)	Income (loss) before income taxes
Master Lease Portfolio	$(4,822)	$(1,391)	$—	$(90,795)	$(94,226)
Medical Office Portfolio	(198)	(246)	(1,454)	(1,046)	(2,452)
Woodstar Fund	96	—	—	(3,003)	(2,907)
Other/Corporate	(7)	(126)	—	(296)	(177)
Total	$(4,931)	$(1,763)	$(1,454)	$(95,140)	$(99,762)

See Notes 6 and 7 to the Condensed Consolidated Financial Statements for a description of the above-referenced Property Segment portfolios and fund.

Revenues

For the three months ended June 30, 2024, revenues of our Property Segment decreased $4.9 million to $16.0 million for the three months ended June 30, 2024, compared to $20.9 million for the three months ended March 31, 2024. The decrease is primarily due to the sale of the Master Lease Portfolio on February 29, 2024 (see Note 3 to the Condensed Consolidated Financial Statements).

Costs and Expenses

For the three months ended June 30, 2024, costs and expenses of our Property Segment decreased $1.7 million to $24.4 million, compared to $26.1 million for the three months ended March 31, 2024, primarily due to the sale of the Master Lease Portfolio on February 29, 2024.

Other Income

For the three months ended June 30, 2024, other income of our Property Segment decreased $96.6 million to $5.4 million compared to $102.0 million for the three months ended March 31, 2024. The decrease is primarily due to (i) the nonrecurrence of a $90.8 million net gain on sale of the Master Lease Portfolio in the first quarter of 2024, (ii) a $3.0 million decrease in income attributable to investments of the Woodstar Fund and (iii) a $1.5 million decreased gain on derivatives which primarily hedge our interest rate risk on borrowings secured by our Medical Office Portfolio.

Investing and Servicing Segment

Revenues

For the three months ended June 30, 2024, revenues of our Investing and Servicing Segment increased $13.5 million to $55.6 million, compared to $42.1 million for the three months ended March 31, 2024. The increase in revenues is primarily due to a $7.0 million increase in servicing fees and a $5.3 million increase in interest income from CMBS investments and conduit loans. The increase in servicing fees is primarily due to higher loan modification and assumption fees. The increase in interest income is primarily due to higher interest recoveries on CMBS investments and higher average conduit loan balances due to increased origination and securitization activity.

Costs and Expenses

For the three months ended June 30, 2024, costs and expenses of our Investing and Servicing Segment increased $1.2 million to $37.3 million, compared to $36.1 million for the three months ended March 31, 2024.

Other Loss

Other loss of our Investing and Servicing Segment was relatively unchanged at $4.8 million for the three months ended June 30, 2024 and March 31, 2024.

Corporate and Other Items

Corporate Costs and Expenses

For the three months ended June 30, 2024 and March 31, 2024, corporate expenses decreased $3.8 million to $104.9 million, compared to $108.7 million for the three months ended March 31, 2024. This decrease is primarily due to a $15.5 million decrease in management fees, primarily reflecting lower incentive fees, partially offset by a $10.7 million increase in interest expense, primarily reflecting higher average unsecured senior note balances.

Corporate Other Loss

For the three months ended June 30, 2024, corporate other loss decreased $4.7 million to $9.2 million, compared to $13.9 million for the three months ended March 31, 2024. This was due to a decreased loss on our fixed-to-floating interest rate swaps which hedge a portion of our unsecured senior notes.

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

Income Tax Provision

Our consolidated income taxes principally relate to the taxable nature of our loan servicing and loan securitization businesses which are housed in taxable REIT subsidiaries (“TRSs”). For the three months ended June 30, 2024, our income tax provision increased $14.7 million to $15.9 million compared to $1.2 million for the three months ended March 31, 2024 due to higher taxable income of our TRSs in the second quarter of 2024 compared to the first quarter of 2024.

Net Loss (Income) Attributable to Non-controlling Interests

During the three months ended June 30, 2024, net income attributable to non-controlling interests decreased $5.7 million to a loss attributable to non-controlling interests of $0.2 million, compared to income attributable to non-controlling interests of $5.5 million during the three months ended March 31, 2024. The decrease was primarily due to non-controlling interests in increased losses of a consolidated CMBS joint venture in the second quarter of 2024.

Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023
Commercial and Residential Lending Segment
Revenues
For the six months ended June 30, 2024, revenues of our Commercial and Residential Lending Segment decreased $17.3 million to $824.1 million, compared to $841.4 million for the six months ended June 30, 2023. This decrease was primarily due to decreases in interest income from loans of $16.5 million and investment securities of $5.5 million, partially offset by a $3.6 million increase in rental income from foreclosed properties. The decrease in interest income from loans reflects (i) an $11.4 million decrease from commercial loans, reflecting lower average balances, partially offset by the effects of higher average index rates and prepayment related income, and (ii) a $5.1 million decrease from residential loans principally due to lower average balances. The decrease in interest income from investment securities was primarily due to lower average commercial investment balances due to repayments.
Costs and Expenses
For the six months ended June 30, 2024, costs and expenses of our Commercial and Residential Lending Segment decreased $86.4 million to $575.9 million, compared to $662.3 million for the six months ended June 30, 2023. This decrease was primarily due to decreases of $71.0 million in credit loss provision and $24.1 million in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio, partially offset by an $8.1 million increase in general and administrative expenses, primarily for compensation and professional fees. The decrease in credit loss provision was primarily due to a lesser deterioration in modeled macroeconomic forecasts in the first half of 2024 compared to the first half of 2023, despite us selecting the most unfavorable modeled macroeconomic forecast for office and retail loans in the first half of 2024. The decrease in interest expense was primarily due to lower average borrowings outstanding due to paydowns from net loan repayments and excess cash balances, partially offset by the effect of higher average index rates.

Net Interest Income (amounts in thousands)

	For the Six Months Ended June 30,
	2024	2023	Change
Interest income from loans	$753,221	$769,713	$(16,492)
Interest income from investment securities	60,778	66,284	(5,506)
Interest expense	(452,660)	(476,725)	24,065
Net interest income	$361,339	$359,272	$2,067
For the six months ended June 30, 2024, net interest income of our Commercial and Residential Lending Segment increased $2.0 million to $361.3 million, compared to $359.3 million for the six months ended June 30, 2023. This increase reflects the decrease in interest expense on our secured financing facilities, partially offset by the decrease in interest income both as discussed in the sections above.
During the six months ended June 30, 2024 and 2023, the weighted average unlevered yields on the Commercial and Residential Lending Segment’s loans and investment securities, excluding retained RMBS and loans for which interest income is not recognized, were as follows:

	For the Six Months Ended June 30,
	2024	2023
Commercial	9.6%	9.2%
Residential	5.1%	5.0%
Overall	8.9%	8.6%
The weighted average unlevered yield on our commercial loans increased primarily due to higher average index rates and prepayment related income. The unlevered yield on our residential loans increased slightly.
During the six months ended June 30, 2024 and 2023, the Commercial and Residential Lending Segment’s weighted average secured borrowing rates, inclusive of the amortization of deferred financing fees, were 7.6% and 7.2%, respectively. The increase in borrowing rates primarily reflects higher average index rates. Interest rate hedges had the effect of adjusting these weighted average borrowing costs to 6.7% and 6.4% during the six months ended June 30, 2024 and 2023, respectively.

Other Income
For the six months ended June 30, 2024, other income of our Commercial and Residential Lending Segment increased $61.4 million to $89.0 million, compared to $27.6 million for the six months ended June 30, 2023. This increase primarily reflects (i) an $87.1 million increased gain on derivatives, (ii) a $64.0 million favorable change in fair value of residential loans, (iii) the non-recurrence of a $23.8 million impairment loss on a foreclosed vacant building in the first half of 2023 and (iv) a $6.6 million increase in earnings from unconsolidated entities primarily due to an observable price change in an equity investment, partially offset by (v) a $73.2 million unfavorable change in foreign currency gain (loss) and (vi) a $48.6 million unfavorable change in fair value of primarily RMBS investment securities. The increased gain on derivatives during the six months ended June 30, 2024 reflects (i) a $77.5 million favorable change in gain (loss) on foreign currency hedges and (ii) a $9.6 million increased gain on interest rate swaps principally related to residential loans. The interest rate swaps are used primarily to hedge our interest rate risk on residential loans held-for-sale and to fix our interest rate payments on certain variable rate borrowings which fund fixed rate investments. The foreign currency hedges are used to fix the U.S. dollar amounts of cash flows (both interest and principal payments) we expect to receive from our foreign currency denominated loans and investments. The unfavorable change in foreign currency gain (loss) and the favorable change in gain (loss) on foreign currency hedges reflect the strengthening of the U.S. dollar against the GBP, EUR and AUD during the first half of 2024, compared to a weakening of the U.S. dollar against the GBP and EUR, partially offset by a strengthening against the AUD, in the first half of 2023.
Infrastructure Lending Segment
Revenues
For the six months ended June 30, 2024, revenues of our Infrastructure Lending Segment increased $15.8 million to $132.2 million, compared to $116.4 million for the six months ended June 30, 2023. This increase was primarily due to (i) an increase in interest income from loans of $16.3 million, principally due to higher average index rates, average loan balances, and prepayment related income, partially offset by (ii) a $1.2 million decrease in interest income from investment securities, primarily due to lower average balances resulting from repayments.
Costs and Expenses
For the six months ended June 30, 2024, costs and expenses of our Infrastructure Lending Segment decreased $4.6 million to $87.6 million, compared to $92.2 million for the six months ended June 30, 2023. The decrease was primarily due to (i) a $15.6 million decrease in credit loss provision, partially offset by (ii) an $8.5 million increase in interest expense associated with the various secured financing facilities used to fund this segment’s investment portfolio and (iii) a $2.5 million increase in general and administrative expenses, primarily for compensation and professional fees. The decrease in the credit loss provision was primarily due to the nonrecurrence of specific allowances for a credit-deteriorated loan and investment security provided during the first half of 2023. The increase in interest expense was primarily due to higher average index rates and borrowings outstanding.
Net Interest Income (amounts in thousands)

	For the Six Months Ended June 30,
	2024	2023	Change
Interest income from loans	$130,616	$114,341	$16,275
Interest income from investment securities	268	1,503	(1,235)
Interest expense	(76,848)	(68,301)	(8,547)
Net interest income	$54,036	$47,543	$6,493
For the six months ended June 30, 2024, net interest income of our Infrastructure Lending Segment increased $6.5 million to $54.0 million, compared to $47.5 million for the six months ended June 30, 2023. The increase reflects the net increase in interest income, partially offset by the increase in interest expense on the secured financing facilities, both as discussed in the sections above.
During the six months ended June 30, 2024 and 2023, the weighted average unlevered yields on the Infrastructure Lending Segment’s loans and investment securities, excluding those for which interest income is not recognized, were 10.5% and 9.7%, respectively, primarily reflecting higher average index rates in the first half of 2024.

During the six months ended June 30, 2024 and 2023, the Infrastructure Lending Segment’s weighted average secured borrowing rates, inclusive of the amortization of deferred financing fees, were 8.0% and 7.3%, respectively.
Other (Loss) Income
For the six months ended June 30, 2024 and 2023, other income of our Infrastructure Lending Segment decreased $4.3 million to a loss of $0.2 million, compared to income of $4.1 million for the six months ended June 30, 2023. The decrease primarily reflects a $3.5 million decrease in earnings from unconsolidated entities and a $0.6 million loss on extinguishment of debt in the first half of 2024.
Property Segment
Change in Results by Portfolio (amounts in thousands)

	$ Change from prior period
	Revenues	Costs and expenses	Gain (loss) on derivative financial instruments	Other income (loss)	Income (loss) before income taxes
Master Lease Portfolio	$(9,886)	$(7,307)	$—	$90,795	$88,216
Medical Office Portfolio	(610)	2,078	(1,903)	(1,046)	(5,637)
Woodstar Fund	56	39	—	(220,894)	(220,877)
Other/Corporate	(8)	511	—	(235)	(754)
Total	$(10,448)	$(4,679)	$(1,903)	$(131,380)	$(139,052)
Revenues
For the six months ended June 30, 2024, revenues of our Property Segment decreased $10.4 million to $36.9 million, compared to $47.3 million for the six months ended June 30, 2023, primarily due to the sale of our Master Lease Portfolio on February 29, 2024.
Costs and Expenses
For the six months ended June 30, 2024, costs and expenses of our Property Segment decreased $4.7 million to $50.5 million, compared to $55.2 million for the six months ended June 30, 2023. The decrease is primarily due to the sale of our Master Lease Portfolio on February 29, 2024, partially offset by an increase of $1.9 million in interest expense of the Medical Office Portfolio, reflecting higher index rates on variable rate borrowings.
Other Income
For the six months ended June 30, 2024, other income of our Property Segment decreased $133.3 million to $107.4 million, compared to $240.7 million for the six months ended June 30, 2023. The decrease is primarily due to (i) a $220.9 million decrease in income attributable to investments of the Woodstar Fund due to lower unrealized increases in fair value and (ii) a $1.9 million decreased gain on derivatives which primarily hedge our interest rate risk on borrowings secured by our Medical Office Portfolio, partially offset by (iii) a $90.8 million net gain on sale of the Master Lease Portfolio in the first quarter of 2024.
Investing and Servicing Segment
Revenues
For the six months ended June 30, 2024, revenues of our Investing and Servicing Segment increased $16.8 million to $97.7 million, compared to $80.9 million for the six months ended June 30, 2023. The increase in revenues is primarily due to (i) a $13.8 million increase in servicing fees principally related to loan modifications and assumptions and (ii) a $5.8 million increase in interest income primarily due to higher average conduit loan balances due to increased origination and securitization activity and higher interest recoveries on CMBS investments, partially offset by (iii) a $3.4 million decrease in rental revenues due to fewer operating properties held.

Costs and Expenses
For the six months ended June 30, 2024, costs and expenses of our Investing and Servicing Segment increased $4.1 million to $73.4 million, compared to $69.3 million for the six months ended June 30, 2023. The increase in costs and expenses primarily reflects a $6.5 million increase in general and administrative expense, principally reflecting increased incentive compensation due to higher loan securitization volume, partially offset by a $3.0 million decrease in depreciation and other costs of rental operations due to fewer operating properties held.
Other Loss
For the six months ended June 30, 2024, other loss of our Investing and Servicing Segment increased $8.2 million to $9.7 million, compared to $1.5 million for the six months ended June 30, 2023. The increase in other loss was primarily due to (i) a $14.7 million greater decrease in fair value of CMBS investments, (ii) a $7.1 million decrease in earnings from unconsolidated entities and (iii) the nonrecurrence of a $4.8 million gain on sale of an operating property in the first half of 2023, partially offset by (iv) a $15.9 million greater increase in fair value of conduit loans and (v) a $3.4 million increased gain on derivatives which primarily hedge our interest rate risk on conduit loans and CMBS investments.
Corporate and Other Items
Corporate Costs and Expenses
For the six months ended June 30, 2024, corporate expenses increased $23.3 million to $213.5 million, compared to $190.2 million for the six months ended June 30, 2023. This increase was primarily due to (i) a $17.9 million increase in interest expense reflecting higher average unsecured borrowings outstanding and higher index rates on our secured term loans and (ii) a $6.1 million increase in management fees, primarily reflecting higher incentive fees.
Corporate Other Loss
For the six months ended June 30, 2024, corporate other loss increased $9.2 million to $23.0 million, compared to $13.8 million for the six months ended June 30, 2023. This was due to an increased loss on fixed-to-floating interest rate swaps which hedge a portion of our unsecured senior notes.
Securitization VIE Eliminations

Refer to the preceding comparison of the three months ended June 30, 2024 to the three months ended December 31, 2023 for a discussion of the effect of securitization VIE eliminations.
Income Tax (Provision) Benefit
Our consolidated income taxes principally relate to the taxable nature of our loan servicing and loan securitization businesses which are housed in TRSs. For the six months ended June 30, 2024, our income taxes increased $24.7 million to a provision of $17.1 million, compared to a benefit of $7.6 million for the six months ended June 30, 2023 due to taxable income of our TRSs in the first half of 2024 compared to tax losses in the first half of 2023 primarily attributable to unrealized fair value changes in our residential loans and related interest rate derivatives.
Net Income Attributable to Non-controlling Interests
For the six months ended June 30, 2024, net income attributable to non-controlling interests decreased $55.9 million to $5.4 million, compared to $61.3 million for the six months ended June 30, 2023. The decrease was primarily due to non-controlling interests in (i) lower income of the Woodstar Fund, reflecting lower unrealized increases in fair value, and (ii) losses of a consolidated CMBS joint venture in the first half of 2024 compared to income in the first half of 2023.

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
The following table presents our diluted weighted average shares used in our GAAP EPS calculation reconciled to our diluted weighted average shares used in our Distributable EPS calculation (amounts in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Diluted weighted average shares - GAAP EPS	313,614	330,840	312,999	309,413
Add: Unvested stock awards	4,627	3,333	3,848	4,044
Add: Woodstar II Class A Units	9,707	9,707	9,707	9,773
Less: Convertible Notes dilution	—	(18,344)	—	—
Diluted weighted average shares - Distributable EPS	327,948	325,536	326,554	323,230
As noted above, the definition of Distributable Earnings allows management to make adjustments, subject to the approval of a majority of our independent directors. This is done in situations where such adjustments are considered appropriate in order for Distributable Earnings to be calculated in a manner consistent with its definition and objective. No adjustments to the definition of Distributable Earnings became effective during the six months ended June 30, 2024.
The following table summarizes our quarterly Distributable Earnings per weighted average diluted share for the six months ended June 30, 2024 and 2023:

	Distributable Earnings For the Three-Month Periods Ended
	March 31,	June 30,
2024	$0.59	$0.48
2023	0.49	0.49

The following table presents our summarized results of operations and reconciliation to Distributable Earnings for the three months ended June 30, 2024, by business segment (amounts in thousands, except per share data). Refer to the footnotes following the Distributable Earnings reconciliation table for the six months ended June 30, 2023.

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Total
Revenues	$393,556	$65,236	$15,971	$55,613	$706	$531,082
Costs and expenses	(283,017)	(41,834)	(24,360)	(37,298)	(104,875)	(491,384)
Other income (loss)	62,571	(60)	5,401	(4,856)	(9,151)	53,905
Income (loss) before income taxes	173,110	23,342	(2,988)	13,459	(113,320)	93,603
Income tax (provision) benefit	(10,787)	130	—	(5,221)	—	(15,878)
(Income) loss attributable to non-controlling interests	(4)	—	(5,637)	5,806	—	165
Net income (loss) attributable to Starwood Property Trust, Inc.	162,319	23,472	(8,625)	14,044	(113,320)	77,890
Add / (Deduct):
Non-controlling interests attributable to Woodstar II Class A Units	—	—	4,660	—	—	4,660
Non-controlling interests attributable to unrealized gains/losses	—	—	(2,285)	(9,470)	—	(11,755)
Non-cash equity compensation expense	2,538	508	99	1,576	5,947	10,668
Management incentive fee	—	—	—	—	3,510	3,510
Depreciation and amortization	2,285	5	6,012	1,888	—	10,190
Interest income adjustment for securities	5,367	—	—	7,256	—	12,623
Consolidated income tax provision (benefit) associated with fair value adjustments	10,787	(130)	—	5,221	—	15,878
Other non-cash items	4	—	278	(390)	(9)	(117)
Reversal of GAAP unrealized and realized (gains) / losses on: (1)
Loans	(47,711)	—	—	(16,710)	—	(64,421)
Credit loss provision (reversal), net	42,995	(286)	—	—	—	42,709
Securities	274	—	—	23,710	—	23,984
Woodstar Fund investments	—	—	(6,446)	—	—	(6,446)
Derivatives	(9,120)	(41)	(267)	(709)	9,151	(986)
Foreign currency	(6,858)	(17)	(10)	—	—	(6,885)
(Earnings) loss from unconsolidated entities	(1,671)	58	—	(550)	—	(2,163)
Recognition of Distributable realized gains / (losses) on:
Loans (2)	(1,003)	—	—	15,778	—	14,775
Securities (4)	(298)	—	—	(5,913)	—	(6,211)
Woodstar Fund investments (5)	—	—	17,593	—	—	17,593
Derivatives (6)	30,351	89	3,006	1,020	(11,176)	23,290
Foreign currency (7)	(3,074)	3	10	—	—	(3,061)
Earnings (loss) from unconsolidated entities (8)	1,670	(13)	—	370	—	2,027
Distributable Earnings (Loss)	$188,855	$23,648	$14,025	$37,121	$(105,897)	$157,752
Distributable Earnings (Loss) per Weighted Average Diluted Share	$0.58	$0.07	$0.04	$0.11	$(0.32)	$0.48

The following table presents our summarized results of operations and reconciliation to Distributable Earnings for the three months ended March 31, 2024, by business segment (amounts in thousands, except per share data). Refer to the footnotes following the Distributable Earnings reconciliation table for the six months ended June 30, 2023.

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

Three Months Ended June 30, 2024 Compared to the Three Months Ended March 31, 2024

Commercial and Residential Lending Segment

The Commercial and Residential Lending Segment’s Distributable Earnings decreased by $16.3 million, from $205.2 million during the first quarter of 2024 to $188.9 million in the second quarter of 2024. After making adjustments for the calculation of Distributable Earnings, revenues were $399.1 million, costs and expenses were $235.3 million, other income was $25.1 million and there was no income tax provision or benefit.

Revenues, consisting principally of interest income on loans, decreased by $37.2 million in the second quarter of 2024, primarily due to a decreases in interest income from loans of $35.7 million and investment securities of $2.2 million. The decrease in interest income from loans reflects (i) a $35.2 million decrease from commercial loans, reflecting lower prepayment related income and lower average balances, and (ii) a $0.5 million decrease from residential loans reflecting lower average balances.

Costs and expenses decreased by $18.4 million in the second quarter of 2024, primarily due to (i) a $19.6 million decrease in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio, primarily reflecting lower average borrowings outstanding due to paydowns from net loan repayments and excess cash balances.

Other income increased by $2.5 million in the second quarter of 2024, primarily due to a $10.1 million decrease in recognized credit losses on RMBS investments and residential loans, partially offset by a $7.9 million decrease in realized gains on derivatives which hedge our interest rate and foreign currency risks, net of a decrease in realized foreign currency losses.

Infrastructure Lending Segment

The Infrastructure Lending Segment’s Distributable Earnings increased by $3.2 million, from $20.4 million during the first quarter of 2024 to $23.6 million in the second quarter of 2024. After making adjustments for the calculation of Distributable Earnings, revenues were $65.2 million, costs and expenses were $41.6 million and other income was nominal.

Revenues, consisting principally of interest income on loans, decreased by $1.7 million in the second quarter of 2024, primarily due to an decrease in interest income from loans of $2.2 million reflecting lower average loan balances and interest rates, the effects of which were partially offset by higher prepayment related income.

Costs and expenses decreased by $4.4 million in the second quarter of 2024, primarily due to (i) a $1.8 million decrease in general and administrative expenses, (ii) the nonrecurrence of a $1.5 million credit loss recognized on an infrastructure loan classified as held-for-sale in the first quarter of 2024 and (iii) a $1.1 million decrease in interest expense primarily due to lower average borrowings outstanding.

Other income increased by $0.5 million from a loss to nominal income in the second quarter of 2024, primarily due to a decreased loss on extinguishment of debt.

Property Segment

Distributable Earnings by Portfolio (amounts in thousands)

	For the Three Months Ended
	June 30, 2024	March 31, 2024	Change
Master Lease Portfolio	$(68)	$40,788	$(40,856)
Medical Office Portfolio	870	5,116	(4,246)
Woodstar Fund, net of non-controlling interests	14,387	14,332	55
Other/Corporate	(1,164)	(1,002)	(162)
Distributable Earnings	$14,025	$59,234	$(45,209)

The Property Segment’s Distributable Earnings decreased by $45.2 million, from $59.2 million during the first quarter of 2024 to $14.0 million in the second quarter of 2024. After making adjustments for the calculation of Distributable Earnings, revenues were $16.4 million, costs and expenses were $20.1 million, other income was $21.0 million and the deduction of income attributable to non-controlling interests in the Woodstar Fund was $3.3 million.

Revenues decreased by $4.9 million in the second quarter of 2024, primarily due to the sale of our Master Lease Portfolio on February 29, 2024.

Costs and expenses decreased by $2.3 million in the second quarter of 2024, primarily due to the sale of our Master Lease Portfolio on February 29, 2024.

Other income decreased by $42.5 million in the second quarter of 2024 primarily due to the nonrecurrence of a $37.4 million net gain on sale of our Master Lease Portfolio in the first quarter of 2024 and a $3.3 million decrease in realized gains on derivatives which primarily hedge our interest rate risk on borrowings secured by our Medical Office Portfolio.

Income attributable to non-controlling interests in the Woodstar Fund increased by $0.1 million in the second quarter of 2024.

Investing and Servicing Segment

The Investing and Servicing Segment’s Distributable Earnings increased by $38.0 million, from a loss of $0.9 million during the first quarter of 2024 to earnings of $37.1 million in the second quarter of 2024. After making adjustments for the calculation of Distributable Earnings, revenues were $62.9 million, costs and expenses were $34.3 million, other income was $12.1 million, there was no income tax provision or benefit, and the deduction of income attributable to non-controlling interests was $3.6 million.

Revenues increased by $10.7 million in the second quarter of 2024, primarily due to a $7.0 million increase in servicing fees and a $2.6 million increase in interest income from conduit loans and CMBS investments. The treatment of CMBS interest income on a GAAP basis is complicated by our application of the ASC 810 consolidation rules. In an attempt to treat these securities similar to the trust’s other investment securities, we compute distributable interest income pursuant to an effective yield methodology. In doing so, we segregate the portfolio into various categories based on the components of the bonds’ cash flows and the volatility related to each of these components. We then accrete interest income on an effective yield basis using the components of cash flows that are reliably estimable. Other minor adjustments are made to reflect management’s expectations for other components of the projected cash flow stream.

Costs and expenses increased by $1.6 million in the second quarter of 2024.

Other income includes profit realized upon securitization of loans by our conduit business, gains on sales of CMBS and operating properties, gains and losses on derivatives that were either effectively terminated or novated, and earnings from unconsolidated entities. These items are typically offset by a decrease in the fair value of our domestic servicing rights intangible which reflects the expected amortization of this deteriorating asset, net of increases in fair value due to the attainment of new servicing contracts. Derivatives include instruments which hedge interest rate risk and credit risk on our conduit loans and CMBS investments. For GAAP purposes, the loans, CMBS and derivatives are accounted for at fair value, with all changes in fair value (realized or unrealized) recognized in earnings. The adjustments to Distributable Earnings outlined above are also applied to the GAAP earnings of our unconsolidated entities. Other income increased by $31.2 million from a loss to income in the second quarter of 2024, primarily due to a $25.0 million decrease in recognized credit losses on CMBS, a $4.3 million favorable change in fair value of servicing rights and a $4.1 million increase in realized gains on conduit loans, partially offset by a $3.3 million decrease in realized gain on derivatives which primarily hedge our interest rate risk on conduit loans and CMBS investments.

Income attributable to non-controlling interests increased $2.3 million in the second quarter of 2024, primarily due to non-controlling interests in increased distributable earnings of a consolidated CMBS joint venture.

Corporate

Corporate loss increased by $13.5 million, from $92.4 million during the first quarter of 2024 to $105.9 million in the second quarter of 2024, primarily due to (i) a $10.7 million increase in interest expense, primarily reflecting higher average unsecured senior note balances, and (ii) a $2.0 million increased realized loss on fixed-to-floating interest rate swaps which hedge a portion of our unsecured senior notes.

The following table presents our summarized results of operations and reconciliation to Distributable Earnings for the six months ended June 30, 2024, by business segment (amounts in thousands, except per share data):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Total
Revenues	$824,109	$132,164	$36,873	$97,673	$1,310	$1,092,129
Costs and expenses	(575,867)	(87,638)	(50,483)	(73,387)	(213,527)	(1,000,902)
Other income (loss)	88,980	(215)	107,396	(9,700)	(23,019)	163,442
Income (loss) before income taxes	337,222	44,311	93,786	14,586	(235,236)	254,669
Income tax (provision) benefit	(11,508)	258	—	(5,834)	—	(17,084)
(Income) loss attributable to non-controlling interests	(7)	—	(11,862)	6,506	—	(5,363)
Net income (loss) attributable to Starwood Property Trust, Inc.	325,707	44,569	81,924	15,258	(235,236)	232,222
Add / (Deduct):
Non-controlling interests attributable to Woodstar II Class A Units	—	—	9,319	—	—	9,319
Non-controlling interests attributable to unrealized gains/losses	—	—	(3,963)	(11,523)	—	(15,486)
Non-cash equity compensation expense	4,738	964	185	3,173	11,654	20,714
Management incentive fee	—	—	—	—	22,593	22,593
Depreciation and amortization	4,384	10	11,951	3,731	—	20,076
Interest income adjustment for securities	10,948	—	—	17,261	—	28,209
Consolidated income tax provision (benefit) associated with fair value adjustments	11,508	(258)	—	5,834	—	17,084
Other non-cash items	7	—	552	(352)	—	207
Reversal of GAAP unrealized and realized (gains) / losses on: (1)
Loans	(7,034)	—	—	(28,374)	—	(35,408)
Credit loss provision, net	77,972	576	—	—	—	78,548
Securities	7,265	—	—	40,168	—	47,433
Woodstar Fund investments	—	—	(15,894)	—	—	(15,894)
Derivatives	(120,072)	(163)	(1,988)	(3,721)	23,019	(102,925)
Foreign currency	34,960	67	(42)	—	—	34,985
Earnings from unconsolidated entities	(9,016)	(269)	—	(863)	—	(10,148)
Sales of properties	—	—	(92,003)	—	—	(92,003)
Recognition of Distributable realized gains / (losses) on:
Loans (2)	(3,398)	—	—	27,420	—	24,022
Realized credit loss (3)	—	(1,546)	—	—	—	(1,546)
Securities (4)	(9,292)	—	—	(37,895)	—	(47,187)
Woodstar Fund investments (5)	—	—	35,203	—	—	35,203
Derivatives (6)	71,085	184	8,823	5,373	(20,325)	65,140
Foreign currency (7)	(8,675)	(12)	42	—	—	(8,645)
Earnings (loss) from unconsolidated entities (8)	2,994	(29)	—	683	—	3,648
Sales of properties (9)	—	—	39,150	—	—	39,150
Distributable Earnings (Loss)	$394,081	$44,093	$73,259	$36,173	$(198,295)	$349,311
Distributable Earnings (Loss) per Weighted Average Diluted Share	$1.21	$0.14	$0.22	$0.11	$(0.61)	$1.07

The following table presents our summarized results of operations and reconciliation to Distributable Earnings for the six months ended June 30, 2023, by business segment (amounts in thousands, except per share data):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Total
Revenues	$841,416	$116,370	$47,321	$80,866	$669	$1,086,642
Costs and expenses	(662,338)	(92,236)	(55,162)	(69,259)	(190,220)	(1,069,215)
Other income (loss)	27,614	4,092	240,679	(1,477)	(13,793)	257,115
Income (loss) before income taxes	206,692	28,226	232,838	10,130	(203,344)	274,542
Income tax benefit	6,158	338	—	1,102	—	7,598
Income attributable to non-controlling interests	(7)	—	(57,337)	(3,979)	—	(61,323)
Net income (loss) attributable to Starwood Property Trust, Inc.	212,843	28,564	175,501	7,253	(203,344)	220,817
Add / (Deduct):
Non-controlling interests attributable to Woodstar II Class A Units	—	—	9,382	—	—	9,382
Non-controlling interests attributable to unrealized gains/losses	—	—	42,800	(4,027)	—	38,773
Non-cash equity compensation expense	4,309	695	152	3,170	12,108	20,434
Management incentive fee	—	—	—	—	16,179	16,179
Depreciation and amortization	3,597	38	16,277	5,446	—	25,358
Interest income adjustment for securities	11,157	—	—	13,014	—	24,171
Extinguishment of debt, net	—	—	—	—	(246)	(246)
Consolidated income tax benefit associated with fair value adjustments	(6,158)	(338)	—	(1,102)	—	(7,598)
Other non-cash items	(75)	—	583	(80)	—	428
Reversal of GAAP unrealized and realized (gains) / losses on: (1)
Loans	56,940	—	—	(12,499)	—	44,441
Credit loss provision, net	148,952	16,167	—	—	—	165,119
Securities	(41,310)	—	—	25,460	—	(15,850)
Woodstar Fund investments	—	—	(236,788)	—	—	(236,788)
Derivatives	(32,951)	(146)	(3,891)	(353)	13,793	(23,548)
Foreign currency	(38,191)	(157)	(5)	—	—	(38,353)
Earnings from unconsolidated entities	(2,421)	(3,783)	—	(7,993)	—	(14,197)
Sales of properties	—	—	—	(4,958)	—	(4,958)
Unrealized impairment of properties	23,833	—	—	—	—	23,833
Recognition of Distributable realized gains / (losses) on:
Loans (2)	(2,341)	—	—	12,285	—	9,944
Realized credit loss (3)	(14,662)	—	—	—	—	(14,662)
Securities (4)	10	—	—	(7,472)	—	(7,462)
Woodstar Fund investments(5)	—	—	28,662	—	—	28,662
Derivatives (6)	50,309	190	9,674	189	(14,525)	45,837
Foreign currency (7)	(2,624)	(16)	5	—	—	(2,635)
Earnings (loss) from unconsolidated entities (8)	2,421	(1,136)	—	6,278	—	7,563
Sales of properties (9)	—	—	—	123	—	123
Distributable Earnings (Loss)	$373,638	$40,078	$42,352	$34,734	$(176,035)	$314,767
Distributable Earnings (Loss) per Weighted Average Diluted Share	$1.16	$0.12	$0.13	$0.11	$(0.54)	$0.98
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

Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023
Commercial and Residential Lending Segment
The Commercial and Residential Lending Segment’s Distributable Earnings increased by $20.5 million, from $373.6 million during the first half of 2023 to $394.1 million in the first half of 2024. After making adjustments for the calculation of Distributable Earnings, revenues were $835.4 million, costs and expenses were $489.1 million, other income was $47.8 million and there was no income tax provision or benefit.
Revenues, consisting principally of interest income on loans, decreased by $17.4 million in the first half of 2024, primarily due to decreases in interest income from loans of $16.5 million and investment securities of $5.7 million, partially offset by a $3.6 million increase in rental income from foreclosed properties. The decrease in interest income from loans reflects (i) an $11.4 million decrease from commercial loans, reflecting lower average balances, partially offset by the effects of higher average index rates and prepayment related income, and (ii) a $5.1 million decrease from residential loans principally due to lower average balances. The decrease in interest income from investment securities was primarily due to lower average commercial investment balances due to repayments.
Costs and expenses decreased by $31.4 million in the first half of 2024, primarily due to (i) a $24.1 million decrease in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio, reflecting lower average borrowings outstanding due to paydowns from net loan repayments and excess cash balances, partially offset by the effect of higher average index rates, and (ii) the nonrecurrence of a $14.7 million realized credit loss on a commercial loan in the first half of 2023, partially offset by (iii) a $7.7 million increase in general and administrative expenses, primarily for compensation and professional fees.
Other income increased by $6.5 million in the first half of 2024, primarily due to a $14.7 million increase in realized gains on derivatives which hedge our interest rate and foreign currency hedges, net of an increase in realized foreign currency losses, partially offset by a $10.4 million increase in recognized credit losses on RMBS investments and residential loans.
Infrastructure Lending Segment
The Infrastructure Lending Segment’s Distributable Earnings increased by $4.0 million, from $40.1 million during the first half of 2023 to $44.1 million in the first half of 2024. After making adjustments for the calculation of Distributable Earnings, revenues were $132.1 million, costs and expenses were $87.6 million and other loss was $0.4 million.
Revenues, consisting principally of interest income on loans, increased by $15.8 million in the first half of 2024, primarily due to an increase in interest income from loans of $16.3 million, reflecting higher index rates, average loan balances and prepayment related income, partially offset by a $1.2 million decrease in interest income from investment securities, primarily due to lower average balances resulting from repayments.
Costs and expenses increased by $12.3 million in the first half of 2024, primarily due to an $8.5 million increase in interest expense, reflecting higher average index rates and borrowings outstanding, a $2.2 million increase in general and administrative expenses and a $1.5 million credit loss recognized on an infrastructure loan classified as held-for-sale in the first quarter of 2024.
Other loss decreased by $0.5 million in the first half of 2024.
Property Segment
Distributable Earnings by Portfolio (amounts in thousands)

	For the Six Months Ended June 30,
	2024	2023	Change
Master Lease Portfolio	$40,720	$10,022	$30,698
Medical Office Portfolio	5,986	10,261	(4,275)
Woodstar Fund, net of non-controlling interests	28,718	23,531	5,187
Other/Corporate	(2,165)	(1,462)	(703)
Distributable Earnings	$73,259	$42,352	$30,907

The Property Segment’s Distributable Earnings increased by $30.9 million, from $42.4 million during the first half of 2023 to $73.3 million in the first half of 2024. After making adjustments for the calculation of Distributable Earnings, revenues were $37.7 million, costs and expenses were $42.4 million, other income was $84.5 million and the deduction of income attributable to non-controlling interests in the Woodstar Fund was $6.5 million.
Revenues decreased by $10.4 million in the first half of 2024, primarily due to the sale of our Master Lease Portfolio on February 29, 2024.
Costs and expenses increased by $2.1 million in the first half of 2024, primarily due to a $4.0 million increase in interest expense of our Medical Office Portfolio, reflecting higher index rates on variable rate borrowings, partially offset by the overall reduction in costs and expenses due to the sale of our Master Lease Portfolio on February 29, 2024.
Other income increased by $44.8 million in the first half of 2024 primarily due to (i) a $37.4 million net gain on sale of our Master Lease Portfolio, (ii) a $6.5 million increase in income from the Woodstar Fund and (iii) a $1.6 million increase in realized gains on derivatives which primarily hedge our interest rate risk on borrowings secured by our Medical Office Portfolio.
Income attributable to non-controlling interests in the Woodstar Fund increased $1.4 million in the second quarter of 2024.
Investing and Servicing Segment
The Investing and Servicing Segment’s Distributable Earnings increased by $1.5 million from $34.7 million during the first half of 2023 to $36.2 million in the first half of 2024. After making adjustments for the calculation of Distributable Earnings, revenues were $115.1 million, costs and expenses were $67.0 million, other loss was $6.9 million, there was no income tax provision or benefit, and the deduction of income attributable to non-controlling interests was $5.0 million.
Revenues increased by $20.9 million in the first half of 2024, primarily due to a $13.8 million increase in servicing fees principally related to loan modifications and assumptions, a $10.0 million increase in interest income from CMBS investments and conduit loans, partially offset by a $3.5 million decrease in rental income due to fewer operating properties held.
Costs and expenses increased by $6.0 million in the first half of 2024, primarily due to a $6.5 million increase in general and administrative expenses reflecting increased incentive compensation due to higher loan securitization volume.
Other income decreased by $16.4 million to a loss in the first half of 2024, primarily due to (i) a $29.3 million increase in recognized credit losses on CMBS and (ii) a $5.6 million decrease in earnings from unconsolidated entities, partially offset by (iii) a $15.1 million increase in realized gains on conduit loans and (iv) a $5.2 million increase in realized gains on derivatives which primarily hedge our interest rate risk on CMBS investments and conduit loans.
Income attributable to non-controlling interests decreased $3.0 million, primarily due to non-controlling interests in decreased distributable earnings of a consolidated CMBS joint venture.
Corporate
Corporate loss increased by $22.3 million, from $176.0 million during the first half of 2023 to $198.3 million in the first half of 2024, primarily due to (i) a $17.9 million increase in interest expense reflecting higher average unsecured borrowings outstanding and higher index rates on our secured term loans, and (ii) a $5.8 million increase in realized losses on fixed-to-floating interest rate swaps which hedge a portion of our unsecured senior notes, partially offset by (iii) a $1.3 million decrease in general and administrative expenses.
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

Sources of Liquidity
Our primary sources of liquidity are as follows:
Cash Flows for the Six Months Ended June 30, 2024 (amounts in thousands)

	GAAP	VIE Adjustments	Excluding Securitization VIEs
Net cash provided by operating activities	$109,207	$—	$109,207
Cash Flows from Investing Activities:
Origination, purchase and funding of loans held-for-investment	(910,014)	—	(910,014)
Proceeds from principal collections and sale of loans	2,078,024	—	2,078,024
Purchase and funding of investment securities	(18,708)	—	(18,708)
Proceeds from sales, redemptions and collections of investment securities	78,615	33,972	112,587
Proceeds from sales of real estate	198,988	—	198,988
Purchases and additions to properties and other assets	(14,184)	—	(14,184)
Net cash flows from other investments and assets	23,454	(4)	23,450
Net cash provided by investing activities	1,436,175	33,968	1,470,143
Cash Flows from Financing Activities:
Proceeds from borrowings	2,897,949	—	2,897,949
Principal repayments on and repurchases of borrowings	(3,999,367)	(211)	(3,999,578)
Payment of deferred financing costs	(26,834)	—	(26,834)
Proceeds from common stock issuances	1,996	—	1,996
Payment of dividends	(304,887)	—	(304,887)
Distributions to non-controlling interests	(21,957)	—	(21,957)
Issuance of debt of consolidated VIEs	5,779	(5,779)	—
Repayment of debt of consolidated VIEs	(215)	215	—
Distributions of cash from consolidated VIEs	28,193	(28,193)	—
Net cash used in financing activities	(1,419,343)	(33,968)	(1,453,311)
Net increase in cash, cash equivalents and restricted cash	126,039	—	126,039
Cash, cash equivalents and restricted cash, beginning of period	311,972	—	311,972
Effect of exchange rate changes on cash	(2,309)	—	(2,309)
Cash, cash equivalents and restricted cash, end of period	$435,702	$—	$435,702
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
Cash and cash equivalents increased by $126.0 million during the six months ended June 30, 2024, reflecting net cash provided by investing activities of $1.5 billion and net cash provided by operating activities of $109.2 million, partially offset by net cash used in financing activities of $1.5 billion.
Net cash provided by operating activities of $109.2 million during the six months ended June 30, 2024 related primarily to cash interest income of $814.3 million from our loans and $95.9 million from our investment securities, receipts from our interest rate derivatives of $46.5 million, servicing fees of $32.9 million, net rental income of $30.4 million, distributions from our affordable housing fund investments of $23.7 million, and a net change in operating assets and liabilities of $13.2 million. Offsetting these cash inflows was cash interest expense of $668.8 million, general and administrative expenses of $147.5 million and originations and purchases of loans held-for-sale, net of sales and principal collections of $138.7 million.

Net cash provided by investing activities of $1.5 billion for the six months ended June 30, 2024 related primarily to proceeds received from principal collections and sale of loans held-for-investment of $2.1 billion and investment securities of $112.6 million, as well as net proceeds from the sale of real estate of $199.0 million. Offsetting these cash inflows was the origination, purchase and funding of loans held-for-investment of $910.0 million.
Net cash used in financing activities of $1.5 billion for the six months ended June 30, 2024 related primarily to payments on our debt and deferred financing costs, net of borrowings, of $1.1 billion and dividend distributions of $304.9 million.
Our Investment Portfolio
The following is a review of our investment portfolio by segment.
Commercial and Residential Lending Segment
The following table sets forth the amount of each category of investments we owned across various property types within our Commercial and Residential Lending Segment as of June 30, 2024 and December 31, 2023 (dollars in thousands):

	Face Amount	Carrying Value		Asset Specific Financing	Net Investment	Unlevered Return on Asset (6)
June 30, 2024
First mortgages (1)	$13,888,062	$13,854,718		$8,676,334	$5,178,384	9.4%
Subordinated mortgages (2)	39,982	40,045		—	40,045	16.1%
Mezzanine loans (1)	304,020	302,544		—	302,544	14.1%
Other loans	70,521	70,309		—	70,309	12.7%
Loans held-for-sale, fair value option, residential	2,801,168	2,503,967		2,222,123	281,844	4.5%	(5)
RMBS, available-for-sale	187,213	98,438		18,197	80,241	10.3%
RMBS, fair value option	326,274	427,044	(3)	146,523	280,521	20.0%
HTM debt securities (4)	526,078	524,298		89,852	434,446	10.3%
Credit loss allowance	N/A	(354,750)		—	(354,750)
Equity security	7,892	7,339		—	7,339
Investments in unconsolidated entities	N/A	25,917		—	25,917
Properties, net	N/A	476,004		87,750	388,254
	$18,151,210	$17,975,873		$11,240,779	$6,735,094

December 31, 2023
First mortgages (1)	$14,996,627	$14,947,446		$10,223,439	$4,724,007	9.4%
Subordinated mortgages (2)	76,882	76,560		—	76,560	16.0%
Mezzanine loans (1)	274,899	273,146		—	273,146	14.0%
Other loans	71,843	71,012		—	71,012	12.5%
Loans held-for-sale, fair value option, residential	2,909,126	2,604,594		2,286,070	318,524	4.5%	(5)
RMBS, available-for-sale	191,916	102,368		18,638	83,730	10.1%
RMBS, fair value option	326,274	449,909	(3)	147,428	302,481	19.6%
HTM debt securities (4)	592,542	590,274		133,142	457,132	10.1%
Credit loss allowance	N/A	(301,837)		—	(301,837)
Equity security	9,226	8,340		—	8,340
Investments in unconsolidated entities	N/A	19,151		—	19,151
Properties, net	N/A	431,155		234,889	196,266
	$19,449,335	$19,272,118		$13,043,606	$6,228,512
__________________________________________
(1)First mortgages include first mortgage loans and any contiguous mezzanine loan components because as a whole, the expected credit quality of these loans is more similar to that of a first mortgage loan. The application of this methodology resulted in mezzanine loans with carrying values of $1.0 billion being classified as first mortgages as of both June 30, 2024 and December 31, 2023.

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
As of June 30, 2024 and December 31, 2023, our Commercial and Residential Lending Segment’s investment portfolio, excluding residential loans, RMBS, properties and other investments, had the following characteristics based on carrying values:

Collateral Property Type	June 30, 2024	December 31, 2023
Multifamily	37.8%	37.1%
Office	21.7%	22.4%
Hotel	14.0%	14.3%
Mixed Use	9.2%	7.2%
Industrial	5.8%	8.0%
Residential	1.6%	1.7%
Retail	1.5%	1.4%
Other	8.4%	7.9%
	100.0%	100.0%

Geographic Location	June 30, 2024	December 31, 2023
U.S. Regions:
North East	18.2%	16.4%
South East	16.8%	16.3%
South West	16.2%	15.2%
Mid Atlantic	9.6%	9.7%
West	9.0%	8.9%
Midwest	2.1%	2.4%
International:
United Kingdom	11.5%	12.9%
Australia	8.9%	8.2%
Other Europe	5.6%	8.1%
Bahamas/Bermuda	2.1%	1.9%
	100.0%	100.0%

Infrastructure Lending Segment
The following table sets forth the amount of each category of investments we owned within our Infrastructure Lending Segment as of June 30, 2024 and December 31, 2023 (dollars in thousands):

	Face Amount	Carrying Value	Asset Specific Financing	Net Investment	Unlevered Return on Asset (1)
June 30, 2024
First priority infrastructure loans and HTM securities	$2,461,935	$2,409,015	$1,953,643	$455,372	10.0%
Credit loss allowance	N/A	(19,533)	—	(19,533)
Investments in unconsolidated entities	N/A	52,960	—	52,960
	$2,461,935	$2,442,442	$1,953,643	$488,799

December 31, 2023
First priority infrastructure loans and HTM securities	$2,589,481	$2,535,047	$1,905,319	$629,728	10.0%
Credit loss allowance	N/A	(20,345)	—	(20,345)
Investments in unconsolidated entities	N/A	52,691	—	52,691
	$2,589,481	$2,567,393	$1,905,319	$662,074
__________________________________________
(1)Calculated using applicable index rates for variable rate investments as of the respective period end and excludes loans for which interest income is not recognized. In addition to cash coupon, unlevered return includes the amortization of deferred purchase discounts.
As of June 30, 2024 and December 31, 2023, our Infrastructure Lending Segment’s investment portfolio had the following characteristics based on carrying values:

Collateral Type	June 30, 2024	December 31, 2023
Power	53.9%	55.1%
Oil & gas - midstream	37.8%	35.0%
Oil & gas - downstream	7.3%	7.0%
Oil & gas - upstream	1.0%	1.0%
Other	—%	1.9%
	100.0%	100.0%

Geographic Location	June 30, 2024	December 31, 2023
U.S. Regions:
South West	31.3%	27.6%
North East	28.6%	32.5%
Midwest	19.0%	19.4%
South East	12.5%	10.1%
West	4.4%	4.3%
Mid-Atlantic	1.7%	1.7%
Other	—%	2.0%
International:
United Kingdom	2.1%	2.0%
Mexico	0.4%	0.4%
	100.0%	100.0%

Property Segment
The following table sets forth the amount of each category of investments held within our Property Segment as of June 30, 2024 and December 31, 2023 (amounts in thousands):

	June 30, 2024	December 31, 2023
Properties, net	$662,726	$555,455
Properties held-for-sale, net	—	290,937
Lease intangibles, net	22,821	24,560
Woodstar Fund	2,004,983	2,012,833
	$2,690,530	$2,883,785
The following table sets forth our net investment and other information regarding the Property Segment’s properties and lease intangibles as of June 30, 2024 (dollars in thousands):

	Carrying Value	Asset Specific Financing	Net Investment	Occupancy Rate	Weighted Average Remaining Lease Term
Office—Medical Office Portfolio	$780,977	$478,548	$302,429	88.8%	5.5 years
D.C. Multifamily Conversion	114,700	—	114,700	N/A	N/A
Subtotal—undepreciated carrying value	895,677	478,548	417,129
Accumulated depreciation and amortization	(210,130)	—	(210,130)
Net carrying value	$685,547	$478,548	$206,999
As of June 30, 2024 and December 31, 2023, our Property Segment’s investment portfolio had the following geographic characteristics based on carrying values:

Geographic Location	June 30, 2024	December 31, 2023
South East	84.9%	82.8%
North East	4.4%	4.2%
South West	3.0%	4.7%
Mid-Atlantic	3.0%	—%
West	2.5%	3.6%
Midwest	2.2%	4.7%
	100.0%	100.0%

Investing and Servicing Segment
The following table sets forth the amount of each category of investments we owned within our Investing and Servicing Segment as of June 30, 2024 and December 31, 2023 (amounts in thousands):

	Face Amount	Carrying Value		Asset Specific Financing		Net Investment
June 30, 2024
CMBS, fair value option	$2,656,868	$1,104,981	(1)	$394,948	(2)	$710,033
Intangible assets - servicing rights	N/A	54,753	(3)	—		54,753
Lease intangibles, net	N/A	5,568		—		5,568
Loans held-for-sale, fair value option, commercial	317,185	316,059		177,707		138,352
Investments in unconsolidated entities	N/A	33,360	(4)	—		33,360
Properties, net	N/A	67,941		68,223		(282)
	$2,974,053	$1,582,662		$640,878		$941,784
December 31, 2023
CMBS, fair value option	$2,729,194	$1,147,550	(1)	$401,059	(2)	$746,491
Intangible assets - servicing rights	N/A	57,249	(3)	—		57,249
Lease intangibles, net	N/A	6,155		—		6,155
Loans held-for-sale, fair value option, commercial	45,400	41,043		26,014		15,029
Loans held-for-investment	9,200	9,200		—		9,200
Investments in unconsolidated entities	N/A	33,134	(4)	—		33,134
Properties, net	N/A	59,774		68,784		(9,010)
	$2,783,794	$1,354,105		$495,857		$858,248
______________________________________________

(1)Includes $1.08 billion and $1.13 billion of CMBS eliminated in consolidation against VIE liabilities pursuant to ASC 810 as of June 30, 2024 and December 31, 2023, respectively. Also includes $160.2 million and $177.3 million of non-controlling interests in the consolidated entities which hold certain of these CMBS as of June 30, 2024 and December 31, 2023, respectively.
(2)Includes $31.1 million and $33.0 million of non-controlling interests in the consolidated entities which hold certain debt balances as of June 30, 2024 and December 31, 2023, respectively.
(3)Includes $34.2 million and $37.9 million of servicing rights intangibles eliminated in consolidation against VIE assets pursuant to ASC 810 as of June 30, 2024 and December 31, 2023, respectively.
(4)Includes $14.8 million and $14.6 million of investments in unconsolidated entities eliminated in consolidation against VIE assets pursuant to ASC 810 as of June 30, 2024 and December 31, 2023, respectively.

Our REIS Equity Portfolio, as described in Note 6 to the Condensed Consolidated Financial Statements, had the following characteristics based on carrying values as of June 30, 2024 and December 31, 2023, respectively:

Property Type	June 30, 2024	December 31, 2023
Office	39.3%	46.1%
Mixed Use	31.4%	20.0%
Retail	26.0%	29.7%
Hotel	3.3%	4.2%
	100.0%	100.0%

Geographic Location	June 30, 2024	December 31, 2023
North East	39.8%	30.8%
West	30.9%	35.3%
Midwest	17.0%	19.9%
South West	12.3%	14.0%
	100.0%	100.0%

New Credit Facilities and Amendments
Refer to Note 10 of our Condensed Consolidated Financial Statements for a detailed discussion of new credit facilities and amendments to existing credit facilities executed since December 31, 2023.
Secured Borrowings
The following table is a summary of our secured borrowings as of June 30, 2024 (dollars in thousands):

	Current Maturity		Extended Maturity (a)		Weighted Average Coupon		Pledged Asset Carrying Value		Maximum Facility Size		Outstanding Balance		Approved but Undrawn Capacity (b)	Unallocated Financing Amount (c)
Repurchase Agreements:
Commercial Loans	Aug 2024 to Dec 2028	(d)	Oct 2025 to Dec 2030	(d)	Index + 2.07%	(e)	$9,585,153		$12,178,399	(f)	$5,920,686		$781,802	$5,475,911
Residential Loans	Jun 2025 to Apr 2026		Jun 2025 to Apr 2026		SOFR + 1.85%		2,501,732		3,450,000		2,223,218		17,213	1,209,569
Infrastructure Loans	Sep 2024		Sep 2026		SOFR + 2.07%		407,871		650,000		344,069		—	305,931
Conduit Loans	Dec 2024 to Jun 2026		Dec 2025 to Jun 2027		SOFR + 2.16%		246,173		375,000		178,078		—	196,922
CMBS/RMBS	Mar 2025 to Apr 2032	(g)	Jun 2025 to Oct 2032	(g)	(h)		1,272,469		947,800		663,144	(i)	46,616	238,040
Total Repurchase Agreements							14,013,398		17,601,199		9,329,195		845,631	7,426,373
Other Secured Financing:
Borrowing Base Facility	Nov 2024		Oct 2026		SOFR + 2.11%		93,148		750,000	(j)	4,100		51,294	694,606
Commercial Financing Facilities	Jul 2024 to Aug 2028		Jul 2025 to Dec 2030		Index + 2.29%		606,230		571,873	(k)	392,044		—	179,829
Infrastructure Financing Facilities	Jul 2025 to Oct 2025		Oct 2027 to Jul 2032		Index + 2.11%		634,107		1,050,000		465,734		55,872	528,394
Property Mortgages - Fixed rate	Oct 2025 to Jun 2026		N/A		4.52%		32,085		29,698		29,698		—	—
Property Mortgages - Variable rate	Feb 2025 to May 2026		N/A		SOFR + 2.56%		671,292		597,941		595,826		—	2,115
Term Loans and Revolver	(l)		N/A		(l)		N/A	(l)	1,509,784		1,359,784		150,000	—
STWD 2022-FL3 CLO	Nov 2038		N/A		SOFR + 1.64%		1,005,926		840,620		840,620		—	—
STWD 2021-HTS SASB	Apr 2034		N/A		SOFR + 2.59%		199,646		178,622		178,622		—	—
STWD 2021-FL2 CLO	Apr 2038		N/A		SOFR + 1.63%		1,205,690		980,315		980,315		—	—
STWD 2019-FL1 CLO	Jul 2038		N/A		SOFR + 1.83%		549,190		382,841		382,841		—	—
STWD 2024-SIF3 CLO	Apr 2036		N/A		SOFR + 2.18%		386,246		330,000		330,000		—	—
STWD 2021-SIF2 CLO	Jan 2033		N/A		SOFR + 1.89%		514,419		410,000		410,000		—	—
STWD 2021-SIF1 CLO	Apr 2032		N/A		SOFR + 2.07%		514,928		410,000		410,000		—	—
Total Other Secured Financing							6,412,907		8,041,694		6,379,584		257,166	1,404,944
							$20,426,305		$25,642,893		$15,708,779		$1,102,797	$8,831,317
Unamortized net discount											(22,084)
Unamortized deferred financing costs											(60,115)
											$15,626,580
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
(e)Certain facilities with an outstanding balance of $2.5 billion as of June 30, 2024 are indexed to EURIBOR, BBSY, SARON and SONIA. The remainder are indexed to SOFR.
(f)Certain facilities with an aggregate initial maximum facility size of $11.8 billion may be increased to $12.2 billion, subject to certain conditions. The $12.2 billion amount includes such upsizes.
(g)Certain facilities with an outstanding balance of $328.7 million as of June 30, 2024 carry a rolling 12-month term which may reset quarterly with the lender’s consent. These facilities carry no maximum facility size.

(h)A facility with an outstanding balance of $278.3 million as of June 30, 2024 has a weighted average fixed annual interest rate of 3.56%. All other facilities are variable rate with a weighted average rate of SOFR + 2.16%.
(i)Includes: (i) $278.3 million outstanding on a repurchase facility that is not subject to margin calls; and (ii) $31.1 million outstanding on one of our repurchase facilities that represents the 49% pro rata share owed by a non-controlling partner in a consolidated joint venture (see Note 15 to the Condensed Consolidated Financial Statements).
(j)The maximum facility size as of June 30, 2024 of $450.0 million may be increased to $750.0 million, subject to certain conditions.
(k)Certain facilities with an aggregate initial maximum facility size of $471.9 million may be increased to $571.9 million, subject to certain conditions. The $571.9 million amount includes such upsizes.
(l)Consists of: (i) a $768.8 million term loan facility that matures in July 2026, of which $381.0 million has an annual interest rate of SOFR + 2.60% and $387.8 million has an annual interest rate of SOFR + 3.35%, subject to a 0.75% SOFR floor, (ii) a $150.0 million revolving credit facility that matures in April 2026 with an annual interest rate of SOFR + 2.60%, and (iii) a $591.0 million term loan facility that matures in November 2027, with an annual interest rate of SOFR + 2.75%, subject to a 0.50% SOFR floor. These facilities are secured by the equity interests in certain of our subsidiaries which totaled $5.8 billion as of June 30, 2024.

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

Quarter Ended	Quarter-End Balance	Weighted-Average Balance During Quarter	Variance
December 31, 2023	17,643,891	17,493,558	150,333
March 31, 2024	15,856,816	17,090,987	(1,234,171)	(a)
June 30, 2024	15,708,779	15,841,134	(132,355)
__________________________________________________

(a)Variance primarily related to secured debt pay downs from unsecured senior note issuance and the sale of the Master Lease Portfolio.
Borrowings under Unsecured Senior Notes
During the three months ended June 30, 2024 and 2023, the weighted average effective borrowing rate on our unsecured senior notes was 5.6% and 4.2%, respectively. During the six months ended June 30, 2024 and 2023, the weighted average effective borrowing rate on our unsecured senior notes was 5.4% and 4.5%, respectively. The effective borrowing rate includes the effects of underwriter purchase discount.
Refer to Note 11 to the Condensed Consolidated Financial Statements for further disclosure regarding the terms of our unsecured senior notes.

Scheduled Principal Repayments on Investments and Overhang on Financing Facilities
The following scheduled and/or projected principal repayments on our investments were based on amounts outstanding and extended contractual maturities of those investments as of June 30, 2024. The projected and/or required repayments of financing were based on the earlier of (i) the extended contractual maturity of each credit facility or (ii) the extended contractual maturity of each of the investments that have been pledged as collateral under the respective credit facility (amounts in thousands):

	Scheduled Principal Repayments on Loans and HTM Securities	Scheduled/Projected Principal Repayments on RMBS and CMBS	Projected/Required Repayments of Financing	Scheduled Principal Inflows Net of Financing Outflows
Third Quarter 2024	$352,127	$8,682	$(190,963)	$169,846
Fourth Quarter 2024	95,676	43,013	(544,181)	(405,492)	(1)
First Quarter 2025	409,609	71,272	(904,760)	(423,879)	(2)
Second Quarter 2025	185,311	48,764	(844,040)	(609,965)	(3)
Total	$1,042,723	$171,731	$(2,483,944)	$(1,269,490)

______________________________________________________________________________________________________________________

(1)Shortfall primarily relates to $400.0 million of our unsecured senior notes that mature in December 2024 that we intend to repay with funds generated in the normal course of business.
(2)Shortfall primarily relates to $500.0 million of our unsecured senior notes that mature in March 2025 that we intend to repay with funds generated in the normal course of business.
(3)Shortfall primarily relates to (i) $328.7 million of repayments under a securities facility which carries a rolling 12-month term that we have historically extended, and intend to continue to extend with lender’s consent and (ii) $298.3 million of repayments under a Residential Loans repurchase facility which carries a one-year term that we extend every three months with lender’s consent.
In the normal course of business, the Company is in discussions with its lenders to extend, amend or replace any financing facilities which contain near term expirations.
Issuances of Equity Securities
We may raise funds through capital market transactions by issuing capital stock. There can be no assurance, however, that we will be able to access the capital markets at any particular time or on any particular terms. We have authorized 100,000,000 shares of preferred stock and 500,000,000 shares of common stock. At June 30, 2024, we had 100,000,000 shares of preferred stock available for issuance and 183,314,890 shares of common stock available for issuance.
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

The Company’s board of directors declared the following dividends during the six months ended June 30, 2024:

Declaration Date	Record Date	Payment Date	Amount	Frequency
6/13/24	6/28/24	7/15/24	$0.48	Quarterly
3/15/24	3/29/24	4/15/24	$0.48	Quarterly
Contractual Obligations and Commitments
Our material contractual obligations and commitments as of June 30, 2024 are as follows (amounts in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Secured financings (a)	$12,176,381	$832,633	$5,888,402	$3,992,075	$1,463,271
CLOs and SASB (b)	3,532,398	500,145	2,478,752	551,086	2,415
Unsecured senior notes	2,780,750	900,000	900,000	980,750	—
Future loan commitments:
Commercial Lending (c)	1,044,238	718,994	325,191	53	—
Infrastructure Lending (d)	378,639	364,639	14,000	—	—
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

(c)Excludes $255.6 million of loan funding commitments in which management projects the Company will not be obligated to fund in the future due to repayments made by the borrower earlier than, or in excess of, expectations.

(d)Represents contractual commitments of $115.2 million under revolvers and letters of credit, $48.4 million under delayed draw term loans and $215.0 million of outstanding infrastructure loan purchase commitments.
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
We seek to further manage credit risk associated with our Investing and Servicing Segment loans held-for-sale through the purchase of credit instruments. The following table presents our credit instruments as of June 30, 2024 and December 31, 2023 (dollars in thousands):

	Face Value of Loans Held-for-Sale	Aggregate Notional Value of Credit Instruments	Number of Credit Instruments
June 30, 2024	$317,185	$49,000	3
December 31, 2023	$45,400	$49,000	3

Interest Rate Risk
Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. We are subject to interest rate risk in connection with our investments and the related financing obligations. In general, we seek to match the interest rate characteristics of our investments with the interest rate characteristics of any related financing obligations such as repurchase agreements, bank credit facilities, term loans, revolving facilities and securitizations. In instances where the interest rate characteristics of an investment and the related financing obligation are not matched, we mitigate such interest rate risk through the utilization of interest rate derivatives of the same duration. As discussed in Note 13 to the Condensed Consolidated Financial Statements, we entered into a series of derivative transactions during the three months ended June 30, 2024 related to our residential loan portfolio in an effort to extend hedge duration. These transactions involved a series of reverse swap trades which effectively locked a portion of positive cash flows from our original hedges for a period of time. We simultaneously entered into a forward starting swap which will not be effective until June 2027. While the fair value of the forward starting swap will impact earnings, it will not impact net investment income until its effective date.
The following table presents financial instruments where we have utilized interest rate derivatives to hedge interest rate risk and the related interest rate derivatives as of June 30, 2024 and December 31, 2023 (dollars in thousands); however, consistent with Note 13, the notional value and number of credit instruments excludes the recent reverse swap trades and forward starting swap:

	Face Value of Hedged Instruments	Aggregate Notional Value of Credit Instruments	Number of Credit Instruments
Instrument hedged as of June 30, 2024
Loans held-for-sale	$2,893,548	$3,660,400	43
RMBS, available-for-sale	187,213	40,000	1
CMBS, fair value option	63,523	81,300	3
HTM debt securities	8,558	8,558	1
Secured financing agreements	545,749	1,169,938	8
Unsecured senior notes	1,600,000	1,570,000	3
	$5,298,591	$6,530,196	59
Instrument hedged as of December 31, 2023
Loans held-for-sale	$2,954,526	$3,646,500	43
RMBS, available-for-sale	191,916	85,000	2
CMBS, fair value option	67,433	58,800	2
HTM debt securities	9,629	9,629	1
Secured financing agreements	716,786	1,358,775	8
Unsecured senior notes	1,000,000	970,000	2
	$4,940,290	$6,128,704	58
The table below summarizes the estimated annual change in net investment income for our variable rate investments and our variable rate debt assuming increases or decreases in SOFR or other applicable index rates and adjusted for the effects of our interest rate hedging activities (amounts in thousands). However, this table excludes our floating rate residential loan debt along with its related hedges. As discussed in Note 13 to the Condensed Consolidated Financial Statements and above, the reverse swap trades represent locked positive cash flows, and the forward starting swap will not impact net investment income until June 2027. Once the reverse swap trades expire and the forward starting swap becomes effective (i.e. when it affects net investment income), we will again include these in our interest rate sensitivity.

Income (Expense) Subject to Interest Rate Sensitivity	Variable rate investments and indebtedness (1)	1.00% Decrease	0.50% Decrease	0.25% Increase
Investment income from variable rate investments	$16,517,580	$(163,088)	$(82,075)	$41,294
Interest expense from variable rate debt, net of interest rate derivatives	(13,168,120)	139,831	69,916	(34,958)
Net investment income from variable rate instruments	$3,349,460	$(23,257)	$(12,159)	$6,336
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
The following table represents our assets and liabilities that are denominated in Pounds Sterling (“GBP”), Euros (“EUR”), Australian dollars (“AUD”) and Swiss Francs (“CHF”), as well as our expected future net interest receipts (amounts in thousands):

	June 30, 2024
	GBP	EUR	AUD		CHF
Foreign currency assets	£1,410,042	€739,290	A$	1,991,849	Fr.	64,923
Foreign currency liabilities	(1,016,432)	(318,346)	(1,390,416)		(48,132)
Foreign currency contracts - notional, net	(490,065)	(452,900)	(795,589)		(19,764)
Subtotal (1)	£(96,455)	€(31,956)	A$	(194,156)	Fr.	(2,973)
______________________________________________________________________________________________________________________

(1)     Primarily relates to expected net interest cash flows on the respective assets and liabilities over their term.

Substantially all of our net asset exposure to the GBP, EUR, AUD and CHF has been hedged with foreign currency forward contracts as of June 30, 2024, as indicated in the table above. Refer to Note 13 of the Condensed Consolidated Financial Statements for further detail regarding our foreign currency derivatives and their contractual maturities.
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
Changes in Internal Control Over Financial Reporting. No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
There were no unregistered sales of securities or issuer purchases of equity securities during the three months ended June 30, 2024.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

STARWOOD PROPERTY TRUST, INC.

Date: August 6, 2024	By:	/s/ BARRY S. STERNLICHT
Barry S. Sternlicht Chief Executive Officer Principal Executive Officer

Date: August 6, 2024	By:	/s/ RINA PANIRY
Rina Paniry Chief Financial Officer, Treasurer, Chief Accounting Officer and Principal Financial Officer