Form 10-Q
period 2024-09-30
STARWOOD PROPERTY TRUST, INC.
filed 2024-11-06
CIK 1465128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of November 1, 2024 was 337,159,481.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited, amounts in thousands, except share data)

	As of September 30,	As of December 31,
	2024	2023
Assets:
Cash and cash equivalents	$357,853	$194,660
Restricted cash	152,283	117,312
Loans held-for-investment, net of credit loss allowances of $404,924 and $309,039	16,128,765	17,574,249
Loans held-for-sale, at fair value	2,773,379	2,645,637
Investment securities, net of credit loss allowances of $23,177 and $13,143 ($129,870 and $129,308 held at fair value)	715,802	735,562
Properties, net	1,194,590	1,046,384
Properties held-for-sale	—	290,937
Investments of consolidated affordable housing fund, at fair value	1,984,822	2,012,833
Investments in unconsolidated entities	91,009	90,376
Goodwill	259,846	259,846
Intangible assets ($20,166 and $19,384 held at fair value)	60,159	64,967
Derivative assets	74,639	63,437
Accrued interest receivable	197,146	200,867
Other assets	293,162	420,773
Variable interest entity (“VIE”) assets, at fair value	39,950,395	43,786,356
Total Assets	$64,233,850	$69,504,196
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$395,234	$293,442
Related-party payable	25,542	44,816
Dividends payable	163,669	152,888
Derivative liabilities	118,161	102,467
Secured financing agreements, net	11,854,618	13,867,996
Collateralized loan obligations and single asset securitization, net	3,302,249	3,491,292
Unsecured senior notes, net	2,757,146	2,158,888
Debt related to properties held for sale	—	193,691
VIE liabilities, at fair value	38,334,618	42,175,734
Total Liabilities	56,951,237	62,481,214
Commitments and contingencies (Note 22)
Temporary Equity: Redeemable non-controlling interests	410,799	414,348
Permanent Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Preferred stock, $0.01 per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 per share, 500,000,000 shares authorized, 344,664,618 issued and 337,215,927 outstanding as of September 30, 2024 and 320,814,765 issued and 313,366,074 outstanding as of December 31, 2023	3,447	3,208
Additional paid-in capital	6,311,863	5,864,670
Treasury stock (7,448,691 shares)	(138,022)	(138,022)
Retained earnings	346,179	505,881
Accumulated other comprehensive income	16,256	15,352
Total Starwood Property Trust, Inc. Stockholders’ Equity	6,539,723	6,251,089
Non-controlling interests in consolidated subsidiaries	332,091	357,545
Total Permanent Equity	6,871,814	6,608,634
Total Liabilities and Equity	$64,233,850	$69,504,196
________________________________________________________
Note: In addition to the VIE assets and liabilities which are separately presented, our condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023 include assets of $4.2 billion and $4.3 billion, respectively, and liabilities of $3.3 billion and $3.5 billion, respectively, related to consolidated collateralized loan obligations (“CLOs”) and a single asset securitization (“SASB”), which are considered to be VIEs. The CLOs’ and SASB’s assets can only be used to settle obligations of the CLOs and SASB, and the CLOs’ and SASB’s liabilities do not have recourse to Starwood Property Trust, Inc. Refer to Note 15 for additional discussion of VIEs.

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited, amounts in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Interest income from loans	$418,757	$457,299	$1,309,681	$1,344,056
Interest income from investment securities	17,227	20,133	52,433	57,689
Servicing fees	11,827	8,630	37,549	22,228
Rental income	25,979	33,091	80,285	97,687
Other revenues	5,750	2,394	12,506	5,970
Total revenues	479,540	521,547	1,492,454	1,527,630
Costs and expenses:
Management fees	27,439	27,143	103,970	97,661
Interest expense	337,859	368,357	1,038,204	1,066,990
General and administrative	48,054	46,691	149,799	131,955
Costs of rental operations	12,133	11,777	34,547	34,910
Depreciation and amortization	10,188	12,271	30,130	37,010
Credit loss provision, net	66,427	52,634	144,975	217,753
Other expense	475	727	1,434	2,115
Total costs and expenses	502,575	519,600	1,503,059	1,588,394
Other income (loss):
Change in net assets related to consolidated VIEs	16,570	43,763	43,836	139,024
Change in fair value of servicing rights	(341)	(68)	782	398
Change in fair value of investment securities, net	(778)	283	504	353
Change in fair value of mortgage loans, net	114,871	(66,806)	150,279	(111,247)
(Loss) income from affordable housing fund investments	(5,590)	16,908	10,304	253,696
Earnings (loss) from unconsolidated entities	349	(1,309)	9,694	11,378
Gain on sale of investments and other assets, net	8,316	10,616	100,278	15,486
(Loss) gain on derivative financial instruments, net	(83,941)	94,883	18,984	118,431
Foreign currency gain (loss), net	59,421	(56,646)	24,436	(18,293)
Loss on extinguishment of debt	(242)	(1,072)	(2,801)	(2,256)
Other loss, net	(2,981)	(2,521)	(8,403)	(31,686)
Total other income	105,654	38,031	347,893	375,284
Income before income taxes	82,619	39,978	337,288	314,520
Income tax (provision) benefit	(10,449)	11,399	(27,533)	18,997
Net income	72,170	51,377	309,755	333,517
Net loss (income) attributable to non-controlling interests	3,898	(3,942)	(1,465)	(65,265)
Net income attributable to Starwood Property Trust, Inc.	$76,068	$47,435	$308,290	$268,252

Earnings per share data attributable to Starwood Property Trust, Inc.:
Basic	$0.23	$0.15	$0.96	$0.85
Diluted	$0.23	$0.15	$0.96	$0.85
See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited, amounts in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$72,170	$51,377	$309,755	$333,517
Other comprehensive income (loss) (net change by component):
Available-for-sale securities	2,336	(3,241)	904	(6,841)
Other comprehensive income (loss)	2,336	(3,241)	904	(6,841)
Comprehensive income	74,506	48,136	310,659	326,676
Less: Comprehensive loss (income) attributable to non-controlling interests	3,898	(3,942)	(1,465)	(65,265)
Comprehensive income attributable to Starwood Property Trust, Inc.	$78,404	$44,194	$309,194	$261,411
See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity
For the Three Months Ended September 30, 2024 and 2023
(Unaudited, amounts in thousands, except share data)

	Temporary Equity	Common stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Starwood Property Trust, Inc. Stockholders’ Equity	Non- Controlling Interests	Total Permanent Equity
		Shares	Par Value		Shares	Amount
Balance, June 30, 2024	$414,095	324,133,801	$3,241	$5,906,653	7,448,691	$(138,022)	$432,682	$13,920	$6,218,474	$341,204	$6,559,678
Net proceeds from common stock offering	—	20,125,000	201	392,061	—	—	—	—	392,262	—	392,262
Proceeds from DRIP Plan	—	16,863	1	337	—	—	—	—	338	—	338
Proceeds from employee stock purchase plan	—	16,621	—	273	—	—	—	—	273	—	273
Share-based compensation	—	281,952	3	10,785	—	—	—	—	10,788	—	10,788
Manager fees paid in stock	—	90,381	1	1,754	—	—	—	—	1,755	—	1,755
Net (loss) income	(1,513)	—	—	—	—	—	76,068	—	76,068	(2,385)	73,683
Dividends declared with respect to the third quarter, $0.48 per share	—	—	—	—	—	—	(162,571)	—	(162,571)	—	(162,571)
Other comprehensive income, net	—	—	—	—	—	—	—	2,336	2,336	—	2,336
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	3,786	3,786
Distributions to non-controlling interests	(1,783)	—	—	—	—	—	—	—	—	(10,514)	(10,514)
Balance, September 30, 2024	$410,799	344,664,618	$3,447	$6,311,863	7,448,691	$(138,022)	$346,179	$16,256	$6,539,723	$332,091	$6,871,814

Balance, June 30, 2023	$408,034	320,217,189	$3,202	$5,842,813	7,448,691	$(138,022)	$689,146	$17,355	$6,414,494	$370,449	$6,784,943
Proceeds from DRIP Plan	—	13,598	—	278	—	—	—	—	278	—	278
Proceeds from employee stock purchase plan	—	21,088	—	347	—	—	—	—	347	—	347
Share-based compensation	—	319,593	3	10,618	—	—	—	—	10,621	—	10,621
Manager fees paid in stock	—	92,640	—	1,906	—	—	—	—	1,906	—	1,906
Net income	3,114	—	—	—	—	—	47,435	—	47,435	828	48,263
Dividends declared with respect to the third quarter, $0.48 per share	—	—	—	—	—	—	(150,825)	—	(150,825)	—	(150,825)
Other comprehensive loss, net	—	—	—	—	—	—	—	(3,241)	(3,241)	—	(3,241)
Distributions to non-controlling interests	(1,489)	—	—	—	—	—	—	—	—	(8,495)	(8,495)
Balance, September 30, 2023	$409,659	320,664,108	$3,205	$5,855,962	7,448,691	$(138,022)	$585,756	$14,114	$6,321,015	$362,782	$6,683,797
See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity (Continued)
For the Nine Months Ended September 30, 2024 and 2023
(Unaudited, amounts in thousands, except share data)

	Temporary Equity	Common stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Starwood Property Trust, Inc. Stockholders’ Equity	Non- Controlling Interests	Total Permanent Equity
		Shares	Par Value		Shares	Amount
Balance, December 31, 2023	$414,348	320,814,765	$3,208	$5,864,670	7,448,691	$(138,022)	$505,881	$15,352	$6,251,089	$357,545	$6,608,634
Net proceeds from common stock offering	—	20,125,000	201	392,061	—	—	—	—	392,262	—	392,262
Proceeds from DRIP Plan	—	46,468	1	921	—	—	—	—	922	—	922
Proceeds from employee stock purchase plan	—	99,997	1	1,684	—	—	—	—	1,685	—	1,685
Share-based compensation	—	2,520,658	25	31,477	—	—	—	—	31,502	—	31,502
Manager fees paid in stock	—	1,057,730	11	21,050	—	—	—	—	21,061	—	21,061
Net income	1,024	—	—	—	—	—	308,290	—	308,290	441	308,731
Dividends declared with respect to the nine months, $1.44 per share	—	—	—	—	—	—	(467,992)	—	(467,992)	—	(467,992)
Other comprehensive income, net	—	—	—	—	—	—	—	904	904	—	904
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	3,786	3,786
Distributions to non-controlling interests	(4,573)	—	—	—	—	—	—	—	—	(29,681)	(29,681)
Balance, September 30, 2024	$410,799	344,664,618	$3,447	$6,311,863	7,448,691	$(138,022)	$346,179	$16,256	$6,539,723	$332,091	$6,871,814

Balance, December 31, 2022	$362,790	318,123,861	$3,181	$5,807,087	7,448,691	$(138,022)	$769,237	$20,955	$6,462,438	$373,479	$6,835,917
Proceeds from DRIP Plan	—	45,050	—	852	—	—	—	—	852	—	852
Proceeds from employee stock purchase plan	—	110,112	1	1,669	—	—	—	—	1,670	—	1,670
Share-based compensation	—	1,542,034	15	31,040	—	—	—	—	31,055	—	31,055
Manager fees paid in stock	—	843,051	8	15,314	—	—	—	—	15,322	—	15,322
Net income	51,062	—	—	—	—	—	268,252	—	268,252	14,203	282,455
Dividends declared with respect to the nine months, $1.44 per share	—	—	—	—	—	—	(451,733)	—	(451,733)	—	(451,733)
Other comprehensive loss, net	—	—	—	—	—	—	—	(6,841)	(6,841)	—	(6,841)
Distributions to non-controlling interests	(4,193)	—	—	—	—	—	—	—	—	(24,900)	(24,900)
Balance, September 30, 2023	$409,659	320,664,108	$3,205	$5,855,962	7,448,691	$(138,022)	$585,756	$14,114	$6,321,015	$362,782	$6,683,797

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited, amounts in thousands)

	For the Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities:
Net income	$309,755	$333,517
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs, premiums and discounts on secured borrowings	37,765	38,596
Amortization of discounts and deferred financing costs on unsecured senior notes	7,824	6,978
Accretion of net discount on investment securities	(4,047)	(7,119)
Accretion of net deferred loan fees and discounts	(49,431)	(51,031)
Share-based compensation	31,502	31,055
Manager fees paid in stock	21,061	15,322
Change in fair value of investment securities	(504)	(353)
Change in fair value of consolidated VIEs	63,753	(26,879)
Change in fair value of servicing rights	(782)	(398)
Change in fair value of loans	(150,279)	111,247
Change in fair value of affordable housing fund investments	28,011	(218,182)
Change in fair value of derivatives	43,239	(55,990)
Foreign currency (gain) loss, net	(24,436)	18,293
Gain on sale of investments and other assets	(100,278)	(15,486)
Impairment charges on properties and related intangibles	—	23,856
Credit loss provision, net	144,975	217,753
Depreciation and amortization	33,803	40,870
Earnings from unconsolidated entities	(9,694)	(11,378)
Distributions of earnings from unconsolidated entities	3,910	8,049
Loss on extinguishment of debt	2,801	2,256
Origination and purchase of loans held-for-sale, net of principal collections	(1,040,306)	(226,656)
Proceeds from sale of loans held-for-sale	1,061,590	294,951
Changes in operating assets and liabilities:
Related-party payable	(19,274)	(16,904)
Accrued and capitalized interest receivable, less purchased interest	(67,535)	(97,034)
Other assets	17,622	2,103
Accounts payable, accrued expenses and other liabilities	9,961	99,307
Net cash provided by operating activities	351,006	516,743
Cash Flows from Investing Activities:
Origination, purchase and funding of loans held-for-investment	(2,069,876)	(1,659,857)
Proceeds from principal collections on loans	3,528,602	2,390,121
Proceeds from loans sold	47,149	95,282
Purchase and funding of investment securities	(64,486)	(6,988)
Proceeds from sales and redemptions of investment securities	3,690	1,722
Proceeds from principal collections on investment securities	82,317	87,679
Proceeds from sales of real estate, net of debt assumed by purchaser	216,825	60,955
Purchases and additions to properties and other assets	(20,941)	(19,662)
Investments in unconsolidated entities	(338)	(2,514)
Distribution of capital from unconsolidated entities	5,494	4,788
Cash resulting from foreclosures and initial consolidation of entities	1,054	123
Payments for purchase or termination of derivatives	(12,330)	(28,220)
Proceeds from termination of derivatives	29,253	19,729
Net cash provided by investing activities	1,746,413	943,158

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited, amounts in thousands)

	For the Nine Months Ended September 30,
	2024	2023
Cash Flows from Financing Activities:
Proceeds from borrowings	$4,408,393	$4,934,444
Principal repayments on and repurchases of borrowings	(6,102,395)	(5,908,393)
Payment of deferred financing costs	(41,428)	(13,873)
Net proceeds from issuance of common stock	394,869	2,522
Payment of dividends	(457,210)	(450,507)
Contributions from non-controlling interests	3,786	—
Distributions to non-controlling interests	(34,254)	(29,093)
Issuance of debt of consolidated VIEs	12,923	—
Repayment of debt of consolidated VIEs	(126,392)	(318)
Distributions of cash from consolidated VIEs	43,972	54,071
Net cash used in financing activities	(1,897,736)	(1,411,147)
Net increase in cash, cash equivalents and restricted cash	199,683	48,754
Cash, cash equivalents and restricted cash, beginning of period	311,972	382,133
Effect of exchange rate changes on cash	(1,519)	383
Cash, cash equivalents and restricted cash, end of period	$510,136	$431,270
Supplemental disclosure of cash flow information:
Cash paid for interest	$994,570	$1,016,636
Income taxes paid, net	1,735	1,889
Supplemental disclosure of non-cash investing and financing activities:
Dividends declared with respect to the third quarter, but not yet paid	$162,571	$150,825
Consolidation of VIEs (VIE asset/liability additions)	1,920,430	—
Deconsolidation of VIEs (VIE asset/liability reductions)	891,495	—
Net assets acquired through foreclosure, control or conversion to equity interest:
Assets acquired, less cash	180,352	40,897
Liabilities assumed	2,859	74
Debt assumed by purchaser in sale of real estate	(194,900)	—
Reclassification of loans held-for-investment to loans held-for-sale	48,695	41,392
Loan principal collections temporarily held at master servicer	3,373	190,405
See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
As of September 30, 2024
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
We have four reportable business segments as of September 30, 2024 and we refer to the investments within these segments as our target assets:
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
These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (our “Form 10-K”), as filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the operating results for the full year.
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
Loans are reported as past due when either interest or principal has been in default for a period of 90 days or more, unless the asset is both (i) well secured and (ii) in the process of collection or modification to restore it to current status.
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

Nearly all of the Company’s unvested RSUs and RSAs contain rights to receive non-forfeitable dividends and thus are participating securities. In addition, the non-controlling interests that are redeemable with our common stock are considered participating securities because they earn a preferred return indexed to the dividend rate on our common stock (see Note 17). Due to the existence of these participating securities, the two-class method of computing EPS is required, unless another method is determined to be more dilutive. Under the two-class method, undistributed earnings are reallocated between shares of common stock and participating securities. For the three and nine months ended September 30, 2024 and 2023, the two-class method resulted in the most dilutive EPS calculation.

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
We believe the estimates and assumptions underlying our consolidated financial statements are reasonable and supportable based on the information available as of September 30, 2024. Actual results may ultimately differ from those estimates.
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
3. Acquisitions and Divestitures
Property Segment Master Lease Portfolio

On February 29, 2024, we sold the 16 retail properties which comprised our Property Segment’s Master Lease Portfolio for a gross sale price of $387.1 million. In connection with the sale, the purchaser assumed the related mortgage debt of $194.9 million, which resulted in net proceeds of $188.0 million after selling costs. We recognized a gain of $92.0 million, which is included within gain on sale of investments and other assets in our condensed consolidated statement of operations for the nine months ended September 30, 2024, and a $1.2 million loss on extinguishment of debt.

Investing and Servicing Segment Property Portfolio (“REIS Equity Portfolio”)

During the three and nine months ended September 30, 2024, we sold an operating property for $18.2 million within the REIS Equity Portfolio. In connection with this sale, we recognized a gain of $8.3 million within gain on sale of investments and other assets in our condensed consolidated statements of operations, of which $2.5 million was attributable to non-controlling interests. During the three months ended September 30, 2023, we sold two operating properties for $34.6 million within the REIS Equity Portfolio. In connection with these sales, we recognized a total gain of $10.6 million within gain on sale of investments and other assets in our condensed consolidated statements of operations. During the nine months ended September 30, 2023, we sold three operating properties for $50.9 million within the REIS Equity Portfolio. In connection with these sales, we recognized a total gain of $15.4 million within gain on sale of investments and other assets in our condensed consolidated statement of operations.

Commercial and Residential Lending Segment
During the nine months ended September 30, 2024, we sold three units in a residential conversion project in New York for $12.1 million within the Commercial and Residential Lending Segment. During the nine months ended September 30, 2023, we sold four units in that residential conversion project for $12.1 million within the Commercial and Residential Lending Segment (three of which were sold during the three months ended September 30, 2023 for $9.1 million). In connection with these sales, there was no gain or loss recognized in our condensed consolidated statements of operations.

During the three and nine months ended September 30, 2024 and 2023, we had no significant acquisitions of properties or businesses other than properties acquired through loan foreclosure as discussed in Note 4.

4. Loans
Our loans held-for-investment are accounted for at amortized cost and our loans held-for-sale are accounted for at the lower of cost or fair value, unless we have elected the fair value option for either. The following tables summarize our investments in mortgages and loans as of September 30, 2024 and December 31, 2023 (dollars in thousands):

September 30, 2024	Carrying Value	Face Amount	Weighted Average Coupon (1)	Weighted Average Life (“WAL”) (years)(2)
Loans held-for-investment:
Commercial loans:
First mortgages (3)	$13,693,233	$13,723,617	8.5%	2.5
Subordinated mortgages (4)	36,552	36,365	15.0%	1.7
Mezzanine loans (3)	331,515	332,986	13.3%	2.1
Other	47,093	47,688	13.2%	4.0
Total commercial loans	14,108,393	14,140,656
Infrastructure first priority loans	2,425,296	2,466,016	8.8%	4.1
Total loans held-for-investment	16,533,689	16,606,672
Loans held-for-sale:
Residential, fair value option	2,540,411	2,741,791	4.5%	N/A	(5)
Commercial, fair value option	232,968	238,410	6.7%	6.9
Total loans held-for-sale	2,773,379	2,980,201
Total gross loans	19,307,068	$19,586,873
Credit loss allowances:
Commercial loans held-for-investment	(394,790)
Infrastructure loans held-for-investment	(10,134)
Total allowances	(404,924)
Total net loans	$18,902,144

December 31, 2023
Loans held-for-investment:
Commercial loans:
First mortgages (3)	$14,956,646	$15,005,827	9.0%	2.8
Subordinated mortgages (4)	76,560	76,882	14.8%	2.2
Mezzanine loans (3)	273,146	274,899	13.7%	2.7
Other	71,012	71,843	9.6%	1.8
Total commercial loans	15,377,364	15,429,451
Infrastructure first priority loans	2,505,924	2,550,244	9.5%	3.9
Total loans held-for-investment	17,883,288	17,979,695
Loans held-for-sale:
Residential, fair value option	2,604,594	2,909,126	4.5%	N/A	(5)
Commercial, fair value option	41,043	45,400	5.5%	5.2
Total loans held-for-sale	2,645,637	2,954,526
Total gross loans	20,528,925	$20,934,221
Credit loss allowances:
Commercial loans held-for-investment	(298,775)
Infrastructure loans held-for-investment	(10,264)
Total allowances	(309,039)
Total net loans	$20,219,886

______________________________________________________________________________________________________________________
(1)Calculated using applicable index rates as of September 30, 2024 and December 31, 2023 for variable rate loans and excludes loans for which interest income is not recognized.
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
(3)First mortgages include first mortgage loans and any contiguous mezzanine loan components because as a whole, the expected credit quality of these loans is more similar to that of a first mortgage loan. The application of this methodology resulted in mezzanine loans with carrying values of $1.0 billion being classified as first mortgages as of both September 30, 2024 and December 31, 2023.
(4)Subordinated mortgages include B-Notes and junior participation in first mortgages where we do not own the senior A-Note or senior participation. If we own both the A-Note and B-Note, we categorize the loan as a first mortgage loan.
(5)Residential loans have a weighted average remaining contractual life of 27.1 years and 27.8 years as of September 30, 2024 and December 31, 2023, respectively.
As of September 30, 2024, our variable rate loans held-for-investment, excluding loans for which interest income is not recognized, were as follows (dollars in thousands):

September 30, 2024	Carrying Value	Weighted-average Spread Above Index
Commercial loans	$13,181,448	3.8%
Infrastructure loans	2,425,296	3.9%
Total variable rate loans held-for-investment	$15,606,744	3.8%

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
The significant credit quality indicators for our loans measured at amortized cost, which excludes loans held-for-sale, were as follows as of September 30, 2024 (dollars in thousands):

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Total	Total Amortized Cost Basis	Credit Loss Allowance
As of September 30, 2024	2024	2023	2022	2021	2020	Prior
Commercial loans:
Credit quality indicator:
LTV < 60%	$296,962	$124,562	$2,023,195	$2,019,035	$187,223	$636,466	$—	$5,287,443	$13,003
LTV 60% - 70%	111,237	752,615	1,687,129	2,722,361	91,971	238,648	—	5,603,961	80,655
LTV > 70%	267,291	63,383	409,994	1,080,294	225,859	1,118,150	—	3,164,971	296,207
Credit deteriorated	—	—	—	—	—	4,925	—	4,925	4,925
Defeased and other	—	5,550	41,543	—	—	—	—	47,093	—
Total commercial	$675,490	$946,110	$4,161,861	$5,821,690	$505,053	$1,998,189	$—	$14,108,393	$394,790
Infrastructure loans:
Credit quality indicator:
Power	$438,270	$372,358	$—	$103,228	$—	$413,213	$4,055	$1,331,124	$4,398
Oil and gas	142,832	432,723	57,839	182,977	35,733	242,068	—	1,094,172	5,736
Total infrastructure	$581,102	$805,081	$57,839	$286,205	$35,733	$655,281	$4,055	$2,425,296	$10,134
Loans held-for-sale								2,773,379	—
Total gross loans								$19,307,068	$404,924

Non-Credit Deteriorated Loans
As of September 30, 2024, we had the following loans with a combined amortized cost basis of $439.6 million that were 90 days or greater past due at September 30, 2024: (i) a $125.1 million senior mortgage loan on an office building in Arlington, Virginia; (ii) a $88.4 million first mortgage loan for the acquisition and renovation of a 500 unit multifamily property located in Dallas, Texas; (iii) a $55.1 million first mortgage loan on a multifamily property comprised of 264 units in Fort Worth, Texas; (iv) a $45.0 million first mortgage loan on a multifamily property comprised of 256 units in Arizona; (v) a $37.8 million leasehold mortgage loan on a luxury resort in California destroyed by wildfire; and (vi) $88.2 million of residential loans. All of these loans were on nonaccrual as of September 30, 2024. Subsequent to September 30, 2024, we completed foreclosures on (ii) and (iii) above, with (iv) in the process of foreclosure. We also obtained a signed letter of intent from a third party to purchase the properties foreclosed in (ii) and (iii) at or above our carrying value.
We also had the following loans on nonaccrual that were not 90 days or greater past due as of September 30, 2024: (i) a $184.8 million senior loan on a retail and entertainment project in New Jersey; (ii) a $124.7 million first mortgage and mezzanine loan on an office component in Brooklyn, New York discussed below under Loan Modifications; and (iii) an $8.2 million junior mezzanine loan (commitment of $18.2 million) issued during the nine months ended September 30, 2024 in connection with a loan modification on two connected office buildings in Washington, D.C. (see related discussion below). These loans were not considered credit deteriorated as we presently expect to recover all amounts due.
Credit Deteriorated Loans
As of September 30, 2024, we had a $4.9 million commercial subordinated loan secured by a department store in Chicago which was deemed credit deteriorated and was fully reserved in prior years. The loan was on nonaccrual under the cost recovery method as of September 30, 2024.
Foreclosures
During the nine months ended September 30, 2024, we foreclosed on the following loans:
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

Loan Modifications
We may amend or modify a loan based on its specific facts and circumstances. During the nine months ended September 30, 2024, we made modifications to the commercial loans described below, which are disclosable under ASU 2022-02, Troubled Debt Restructurings and Vintage Disclosures, as they involved an other-than-insignificant payment delay and/or an interest rate reduction for a borrower experiencing financial difficulty. The loans had a combined amortized cost basis of $1.2 billion, representing 8% of our commercial loans as of September 30, 2024. These types of modifications generally provide a borrower additional time to refinance or sell the collateral property in order to repay the principal balance of the loan and/or provide some interest payment relief to a borrower experiencing operating cash shortfalls. The modified terms and subsequent performance of the modified loans were included in the determination of our general CECL reserve.

Three months ended September 30, 2024:
For a $103.2 million first mortgage and mezzanine loan on an office park in Roswell, Georgia (with an unfunded commitment of $6.5 million as of September 30, 2024), we granted a 24-month term extension with two one-year extension options and a 2.50% reduction in the interest rate to SOFR (floor of 5.00%) + 1.00% in order to bridge the asset to full stabilization. We also provided a $12.4 million preferred equity commitment (unfunded as of September 30, 2024), principally to fund lease-up costs prior to the loan’s extended maturity.
We restructured a $277.0 million first mortgage and mezzanine loan on a college and office condominium in Brooklyn, New York into separate loans: (i) $152.3 million for the component fully leased to a college with a 27-year remaining lease term, and (ii) $124.7 million for the office component that is currently vacant (with an unfunded commitment of $23.7 million as of September 30, 2024). In connection therewith, we granted term extensions of 24 months on the fully leased college component and 3 months on the vacant office component. We also granted a 2.03% reduction in the interest rate to SOFR + 1.57% for both loans, with a 4.40% SOFR floor and 3.40% exit fee on the fully leased college component. As indicated above, we placed the vacant office loan on nonaccrual.
Six months ended June 30, 2024:
For a $324.7 million first mortgage and mezzanine loan on two connected office buildings in Washington, D.C., we granted a 24-month term extension and a 2.85% reduction in the interest rate to SOFR (floor of 5.00%) plus 1.00%. In addition, we provided an $18.2 million junior mezzanine loan (of which $8.2 million was funded as of September 30, 2024), principally to fund new leasing costs prior to the loan’s extended maturity. As part of this modification, we will receive a percentage of net sales proceeds in excess of the loan amount if the underlying collateral is sold, or a percentage of the equity if the collateral is refinanced.
For a $252.0 million senior mortgage loan on an office building in Houston, Texas, we granted a 28-month term extension plus two additional one-year extension options, and provided a $30.0 million preferred equity commitment (of which $22.9 million was unfunded as of September 30, 2024), principally to fund new leasing costs prior to the loan’s extended maturity.
For a $148.9 million first mortgage loan on the development and recapitalization of luxury rental cabins (with an unfunded commitment of $50.2 million as of September 30, 2024), we extended the initial maturity of the loan by eight months to December 2024, with a one-year extension option subject to certain conditions, and deferred all remaining interest payments until December 2024 (see Note 16 for further details).
For a $53.9 million first mortgage loan on an office building in Southfield, Michigan (with an unfunded commitment of $5.1 million as of September 30, 2024), we granted a 1.00% reduction in the interest rate to SOFR + 2.45% (which reduction is partly recaptured in a new exit fee) and a 29-month term extension.
Each of the above modified loans has paid all contractual interest due as of September 30, 2024.
Other Modifications:
While not required to be disclosed pursuant to ASU 2022-02 because the financial difficulty criteria is not met, we modified nine loans during the nine months ended September 30, 2024 by reducing the interest rate spread on the loan, with such reductions partially or fully recoverable by new exit fees. The amortized cost basis of these loans totaled $541.7 million. In each case, the borrowers contributed additional equity in order to receive the modifications.
Performance of Previously Modified Loans:
Loans with modifications disclosed in the previous twelve months are performing in accordance with their modified terms except for a $45.0 million first mortgage loan on a multifamily property in Arizona which did not pay $2.4 million of the reduced interest due during the nine months ended September 30, 2024. The loan has been on nonaccrual since April 2024 and is in the process of being foreclosed.

Credit Loss Allowance Activity
The following tables present the activity in our credit loss allowance for funded loans and unfunded commitments (amounts in thousands):

	Funded Commitments Credit Loss Allowance
	Loans Held-for-Investment		Total Funded Loans
Nine Months Ended September 30, 2024	Commercial	Infrastructure
Credit loss allowance at December 31, 2023	$298,775	$10,264	$309,039
Credit loss provision (reversal), net	105,826	(130)	105,696
Charge-offs (1)	(9,811)	—	(9,811)
Credit loss allowance at September 30, 2024	$394,790	$10,134	$404,924
______________________________________________________________________________________________________________________
(1)Represents the charge-off of a $9.8 million specific credit loss allowance that was established during the three months ended June 30, 2024 related to a senior mortgage loan on a vacant office building in Washington, D.C. The loan was originated in 2021 and foreclosed in May 2024.

	Unfunded Commitments Credit Loss Allowance (1)
	Loans Held-for-Investment		HTM Preferred
Nine Months Ended September 30, 2024	Commercial	Infrastructure	Interests (2)	CMBS (2)	Total
Credit loss allowance at December 31, 2023	$8,742	$564	$1,548	$74	$10,928
Credit loss provision (reversal), net	13,974	577	13,163	(15)	27,699
Credit loss allowance at September 30, 2024	$22,716	$1,141	$14,711	$59	$38,627
Memo: Unfunded commitments as of September 30, 2024 (3)	$1,074,569	$127,527	$42,733	$31,628	$1,276,457
______________________________________________________________________________________________________________________
(1)Included in accounts payable, accrued expenses and other liabilities in our consolidated balance sheets.
(2)See Note 5 for further details.
(3)Represents amounts expected to be funded (see Note 22).
Loan Portfolio Activity
The activity in our loan portfolio was as follows (amounts in thousands):

	Held-for-Investment Loans
Nine Months Ended September 30, 2024	Commercial	Infrastructure	Held-for-Sale Loans	Total Loans
Balance at December 31, 2023	$15,078,589	$2,495,660	$2,645,637	$20,219,886
Acquisitions/originations/additional funding	1,237,827	832,049	1,206,016	3,275,892
Capitalized interest (1)	68,109	—	—	68,109
Basis of loans sold (2)	—	—	(1,108,740)	(1,108,740)
Loan maturities/principal repayments	(2,523,781)	(883,880)	(165,610)	(3,573,271)
Discount accretion/premium amortization	32,144	17,287	—	49,431
Changes in fair value	—	—	150,279	150,279
Foreign currency translation loss, net	101,420	2,611	—	104,031
Credit loss (provision) reversal, net	(105,826)	130	(1,546)	(107,242)
Loan foreclosures	(174,879)	—	(1,352)	(176,231)	(3)
Transfer to/from other asset classifications or between segments	—	(48,695)	48,695	—
Balance at September 30, 2024	$13,713,603	$2,415,162	$2,773,379	$18,902,144

	Held-for-Investment Loans
Nine Months Ended September 30, 2023	Commercial	Infrastructure	Held-for-Sale Loans	Total Loans
Balance at December 31, 2022	$16,048,507	$2,352,932	$2,784,594	$21,186,033
Acquisitions/originations/additional funding	1,053,627	605,397	363,520	2,022,544
Capitalized interest (1)	91,641	389	172	92,202
Basis of loans sold (2)	(53,000)	—	(337,321)	(390,321)
Loan maturities/principal repayments	(1,903,021)	(683,053)	(137,916)	(2,723,990)
Discount accretion/premium amortization	40,733	10,298	—	51,031
Changes in fair value	—	—	(111,247)	(111,247)
Foreign currency translation gain, net	(48,362)	(1,745)	—	(50,107)
Credit loss provision, net	(187,775)	(9,900)	—	(197,675)
Loan foreclosure	(41,071)	—	(929)	(42,000)	(4)
Transfer to/from other asset classifications or between segments	(41,392)	—	41,392	—
Balance at September 30, 2023	$14,959,887	$2,274,318	$2,602,265	$19,836,470
______________________________________________________________________________________________________________________
(1)Represents accrued interest income on loans whose terms do not require current payment of interest.
(2)See Note 12 for additional disclosure on these transactions.
(3)Represents (i) the $114.2 million carrying value of a senior mortgage loan on an office building in Washington, D.C. foreclosed in May 2024, (ii) the $51.5 million carrying value of a first mortgage and mezzanine loan on a multifamily property in Nashville, Tennessee foreclosed in May 2024, (iii) the $9.2 million carrying value of a loan on a hospitality asset in New York City foreclosed in June 2024 and (iv) a $1.3 million residential mortgage loan foreclosed.
(4)Represents the $41.1 million carrying value of a mortgage loan on the retail portion of a hotel located in Chicago foreclosed in May 2023 and a $0.9 million residential mortgage loan foreclosed.
5. Investment Securities
Investment securities were comprised of the following as of September 30, 2024 and December 31, 2023 (amounts in thousands):

	Carrying Value as of
	September 30, 2024	December 31, 2023
RMBS, available-for-sale	$97,486	$102,368
RMBS, fair value option (1)	422,838	449,909
CMBS, fair value option (1), (2)	1,189,930	1,147,550
HTM debt securities, amortized cost net of credit loss allowance of $23,177 and $13,143	585,932	606,254
Equity security, fair value	5,607	8,340
Subtotal—Investment securities	2,301,793	2,314,421
VIE eliminations (1)	(1,585,991)	(1,578,859)
Total investment securities	$715,802	$735,562
______________________________________________________________________________________________________________________
(1)Certain fair value option CMBS and RMBS are eliminated in consolidation against VIE liabilities pursuant to ASC 810.
(2)Includes $151.1 million and $177.3 million of non-controlling interests in the consolidated entities which hold certain of these CMBS as of September 30, 2024 and December 31, 2023, respectively.

Purchases, sales and redemptions, and principal collections for all investment securities were as follows (amounts in thousands):

	RMBS, available-for-sale	RMBS, fair value option	CMBS, fair value option	HTM Securities	Equity Security	Securitization VIEs (1)	Total
Three Months Ended September 30, 2024
Purchases/fundings	$—	$—	$126,071	$45,778	$—	$(126,071)	$45,778
Sales and redemptions	—	—	7,144	—	2,376	(7,144)	2,376
Principal collections	4,364	11,118	4,702	611	—	(15,779)	5,016
Three Months Ended September 30, 2023
Purchases/fundings	$—	$—	$—	$5,536	$—	$—	$5,536
Sales and redemptions	549	—	—		878	—	1,427
Principal collections	2,468	12,979	746	33,762	—	(13,624)	36,331

	RMBS, available-for-sale	RMBS, fair value option	CMBS, fair value option	HTM Securities	Equity Security	Securitization VIEs (1)	Total
Nine Months Ended September 30, 2024
Purchases/fundings	$—	$—	$133,979	$56,578	$—	$(126,071)	$64,486
Sales and redemptions	—	—	12,923	—	3,690	(12,923)	3,690
Principal collections	9,183	34,884	9,231	72,991	—	(43,972)	82,317
Nine Months Ended September 30, 2023
Purchases/fundings	$—	$—	$—	$6,988	$—	$—	$6,988
Sales and redemptions	549	—	—	—	1,173	—	1,722
Principal collections	7,451	41,776	12,980	79,543	—	(54,071)	87,679
_________________________________________________________________________________________________________________
(1)Represents RMBS and CMBS, fair value option amounts eliminated due to our consolidation of securitization VIEs. These amounts are reflected as issuance or repayment of debt of, or distributions from, consolidated VIEs in our consolidated statements of cash flows.
RMBS, Available-for-Sale
The Company classified all of its RMBS not eliminated in consolidation as available-for-sale as of September 30, 2024 and December 31, 2023. These RMBS are reported at fair value in the balance sheet with changes in fair value recorded in accumulated other comprehensive income (“AOCI”).

The tables below summarize various attributes of our investments in available-for-sale RMBS as of September 30, 2024 and December 31, 2023 (amounts in thousands):

				Unrealized Gains or (Losses) Recognized in AOCI
	Amortized Cost	Credit Loss Allowance	Net Basis	Gross Unrealized Gains	Gross Unrealized Losses	Net Fair Value Adjustment	Fair Value
September 30, 2024
RMBS	$81,230	$—	$81,230	$17,669	$(1,413)	$16,256	$97,486
December 31, 2023
RMBS	$87,016	$—	$87,016	$18,092	$(2,740)	$15,352	$102,368

	Weighted Average Coupon (1)	WAL (Years) (2)
September 30, 2024
RMBS	5.5%	7.8
______________________________________________________________________________________________________________________
(1)Calculated using the September 30, 2024 SOFR rate of 4.846% for floating rate securities.
(2)Represents the remaining WAL of each respective group of securities as of the balance sheet date. The WAL of each individual security is calculated using projected amounts and projected timing of future principal payments.

As of September 30, 2024, approximately $86.6 million, or 89%, of RMBS were variable rate. We purchased all of the RMBS at a discount, a portion of which is accreted into income over the expected remaining life of the security. The majority of the income from this strategy is earned from the accretion of this accretable discount.
We have engaged a third party manager who specializes in RMBS to execute the trading of RMBS, the cost of which was $0.2 million for both the three months ended September 30, 2024 and 2023, and $0.6 million for both the nine months ended September 30, 2024 and 2023, recorded as management fees in the accompanying condensed consolidated statements of operations.
The following table presents the gross unrealized losses and estimated fair value of any available-for-sale securities that were in an unrealized loss position as of September 30, 2024 and December 31, 2023, and for which an allowance for credit losses has not been recorded (amounts in thousands):

	Estimated Fair Value		Unrealized Losses
	Securities with a loss less than 12 months	Securities with a loss greater than 12 months	Securities with a loss less than 12 months	Securities with a loss greater than 12 months
As of September 30, 2024
RMBS	$2,133	$9,909	$(119)	$(1,294)
As of December 31, 2023
RMBS	$10,687	$6,361	$(1,322)	$(1,418)
As of September 30, 2024 and December 31, 2023, there were 13 and 14 securities, respectively, with unrealized losses reflected in the table above. After evaluating the securities, we concluded that the unrealized losses reflected above were noncredit-related and would be recovered from the securities’ estimated future cash flows. We considered a number of factors in reaching this conclusion, including that we did not intend to sell the securities, it was not considered more likely than not that we would be forced to sell the securities prior to recovering our amortized cost, and there were no material credit events that would have caused us to otherwise conclude that we would not recover our cost. Credit losses, if any, are calculated by comparing (i) the estimated future cash flows of each security discounted at the yield determined as of the initial acquisition date or, if since revised, as of the last date previously revised, to (ii) our net amortized cost basis. Significant judgment is used in projecting cash flows for our non-agency RMBS. As a result, actual income and/or credit losses could be materially different from what is currently projected and/or reported.

CMBS and RMBS, Fair Value Option
As discussed in the “Fair Value Option” section of Note 2 herein, we elect the fair value option for certain CMBS and RMBS in an effort to eliminate accounting mismatches resulting from the current or potential consolidation of securitization VIEs. As of September 30, 2024, the fair value and unpaid principal balance of CMBS where we have elected the fair value option, excluding the notional value of interest-only securities and before consolidation of securitization VIEs, were $1.2 billion and $2.8 billion, respectively. As of September 30, 2024, the fair value and unpaid principal balance of RMBS where we have elected the fair value option, excluding the notional value of interest-only securities and before consolidation of securitization VIEs, were $422.8 million and $326.3 million, respectively. The $1.6 billion total fair value balance of CMBS and RMBS represents our economic interests in these assets. However, as a result of our consolidation of securitization VIEs, the vast majority of this fair value (all except $26.8 million at September 30, 2024) is eliminated against VIE liabilities before arriving at our GAAP balance for fair value option investment securities.
As of September 30, 2024, none of our CMBS or RMBS were variable rate.

HTM Debt Securities, Amortized Cost
The table below summarizes our investments in HTM debt securities as of September 30, 2024 and December 31, 2023 (amounts in thousands):

	Amortized Cost Basis	Credit Loss Allowance	Net Carrying Amount	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
September 30, 2024
CMBS	$558,919	$(209)	$558,710	$952	$(23,691)	$535,971
Preferred interests	22,846	(12,898)	9,948	—	(1,729)	8,219
Infrastructure bonds	27,344	(10,070)	17,274	21	(11)	17,284
Total	$609,109	$(23,177)	$585,932	$973	$(25,431)	$561,474

December 31, 2023
CMBS	$580,704	$(164)	$580,540	$43	$(24,835)	$555,748
Preferred interests	9,570	(2,898)	6,672	—	(318)	6,354
Infrastructure bonds	29,123	(10,081)	19,042	32	(16)	19,058
Total	$619,397	$(13,143)	$606,254	$75	$(25,169)	$581,160
The following table presents the activity in our credit loss allowance for HTM debt securities (amounts in thousands):

	CMBS	Preferred Interests	Infrastructure Bonds	Total HTM Credit Loss Allowance
Nine Months Ended September 30, 2024
Credit loss allowance at December 31, 2023	$164	$2,898	$10,081	$13,143
Credit loss provision (reversal), net	45	10,000	(11)	10,034
Credit loss allowance at September 30, 2024	$209	$12,898	$10,070	$23,177
As of September 30, 2024, we had a $10.0 million specific credit loss allowance on a $19.2 million infrastructure bond that is collateralized by a first priority lien on a coal-fired power plant in Mississippi. It was deemed credit deteriorated when we acquired the Infrastructure Lending Segment in 2018 and was placed on nonaccrual under the cost recovery method in 2023 due to a forbearance and restructuring plan agreed between the lenders and borrower that was necessitated by operating shortfalls at the plant.
We had the following commercial lending debt securities on nonaccrual that were not 90 days or greater past due as of September 30, 2024: (i) a $15.8 million preferred interest in an office park in Irvine, California and (ii) a $7.1 million preferred interest in an office building in Houston, Texas. Both of these investments were made in connection with loan modifications granted to a borrower experiencing financial difficulty, but are not considered credit deteriorated as we presently expect to recover all amounts due.

The table below summarizes the maturities of our HTM debt securities by type as of September 30, 2024 (amounts in thousands):

	CMBS	Preferred Interests	Infrastructure Bonds	Total
Less than one year	$268,354	$6,774	$—	$275,128
One to three years	290,356	—	227	290,583
Three to five years	—	3,174	7,934	11,108
Thereafter	—	—	9,113	9,113
Total	$558,710	$9,948	$17,274	$585,932

Equity Security, Fair Value
During 2012, we acquired 9,140,000 ordinary shares from a related-party in Starwood European Real Estate Finance Limited (“SEREF”), a debt fund that is externally managed by an affiliate of our Manager and is listed on the London Stock Exchange. During the three and nine months ended September 30, 2024, 1,761,690 and 2,767,038 shares were redeemed by SEREF, for proceeds of $2.4 million and $3.7 million, respectively, leaving 4,480,649 shares held as of September 30, 2024. The fair value of the investment remeasured in USD was $5.6 million and $8.3 million as of September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024, our shares represent an approximate 2.3% interest in SEREF.
6. Properties
Our properties are held within the following portfolios:
Property Segment - Medical Office Portfolio
The Medical Office Portfolio is comprised of 34 medical office buildings acquired during the year ended December 31, 2016. These properties, which collectively comprise 1.9 million square feet, are geographically dispersed throughout the U.S. and primarily affiliated with major hospitals or located on or adjacent to major hospital campuses. The Medical Office Portfolio includes total gross properties and lease intangibles of $782.7 million and debt of $479.1 million as of September 30, 2024.
Property Segment - D.C. Multifamily Conversion
As discussed in Note 4, a vacant office building in Washington, D.C. was acquired in a loan foreclosure in May 2024 and transferred to our Property Segment with the expectation that we will convert it to multifamily use. That property has a carrying value of $114.9 million, of which $88.8 million represents construction in progress and $26.1 million represents land and land improvements, and no associated debt as of September 30, 2024.
Investing and Servicing Segment Property Portfolio
The REIS Equity Portfolio is comprised of 6 commercial real estate properties which were acquired from CMBS trusts over time. The REIS Equity Portfolio includes total gross properties and lease intangibles of $107.2 million and debt of $58.6 million as of September 30, 2024.
Commercial and Residential Lending Segment Property Portfolio
The Commercial and Residential Lending Segment Portfolio represents properties acquired through loan foreclosure or exercise of control over a mezzanine loan borrower’s pledged equity interests. This portfolio includes total gross properties and lease intangibles of $507.1 million and debt of $87.8 million as of September 30, 2024.
Woodstar Portfolios
Refer to Note 7 for a discussion of our Woodstar I and Woodstar II Portfolios which are not included in the table below.

The table below summarizes our properties held-for-investment as of September 30, 2024 and December 31, 2023 (dollars in thousands):

	Depreciable Life	September 30, 2024	December 31, 2023
Property Segment
Land and land improvements	0 - 15 years	$95,581	$68,923
Buildings and building improvements	0 - 40 years	632,919	629,511
Construction in progress	N/A	88,815	—
Furniture & fixtures	3 - 5 years	1,067	608
Investing and Servicing Segment
Land and land improvements	0 - 15 years	20,580	20,229
Buildings and building improvements	3 - 40 years	64,176	65,433
Furniture & fixtures	2 - 5 years	2,998	2,899
Commercial and Residential Lending Segment
Land and land improvements	N/A	83,781	79,361
Buildings and building improvements	0 - 50 years	186,418	139,538
Construction in progress	N/A	217,508	218,205
Furniture & fixtures	5 years	2,003	2,003
Properties, cost		1,395,846	1,226,710
Less: accumulated depreciation		(201,256)	(180,326)
Properties, net		$1,194,590	$1,046,384

On February 29, 2024, we sold the 16 retail properties which comprised our Property Segment's Master Lease Portfolio for a gross sale price of $387.1 million. In connection with the sale, the purchaser assumed the related mortgage debt of $194.9 million, which resulted in net proceeds of $188.0 million after selling costs. We recognized a gain of $92.0 million, which is included within gain on sale of investments and other assets in our condensed consolidated statement of operations for the nine months ended September 30, 2024, and a $1.2 million loss on extinguishment of debt.

During the three and nine months ended September 30, 2024, we sold an operating property for $18.2 million within the REIS Equity Portfolio. In connection with this sale, we recognized a gain of $8.3 million within gain on sale of investments and other assets in our condensed consolidated statements of operations, of which $2.5 million was attributable to non-controlling interests. During the three months ended September 30, 2023, we sold two operating properties for $34.6 million within the REIS Equity Portfolio. In connection with these sales, we recognized a total gain of $10.6 million within gain on sale of investments and other assets in our condensed consolidated statements of operations. During the nine months ended September 30, 2023, we sold three operating properties for $50.9 million within the REIS Equity Portfolio. In connection with these sales, we recognized a total gain of $15.4 million within gain on sale of investments and other assets in our condensed consolidated statement of operations.

During the nine months ended September 30, 2024, we sold three units in a residential conversion project in New York for $12.1 million within the Commercial and Residential Lending Segment. During the nine months ended September 30, 2023, we sold four units in that residential conversion project for $12.1 million within the Commercial and Residential Lending Segment (three of which were sold during the three months ended September 30, 2023 for $9.1 million). In connection with these sales, there was no gain or loss recognized in our condensed consolidated statements of operations.

7. Investments of Consolidated Affordable Housing Fund
As discussed in Note 2, we established the Woodstar Fund effective November 5, 2021, an investment fund which holds our Woodstar multifamily affordable housing portfolios. The Woodstar Portfolios consist of the following:

Woodstar I Portfolio
The Woodstar I Portfolio is comprised of 32 affordable housing communities with 8,948 units concentrated primarily in the Tampa, Orlando and West Palm Beach metropolitan areas. During the year ended December 31, 2015, we acquired 18 of the 32 affordable housing communities of the Woodstar I Portfolio, with the final 14 communities acquired during the year ended December 31, 2016. The Woodstar I Portfolio includes properties at fair value of $1.8 billion and debt at fair value of $737.4 million as of September 30, 2024.
Woodstar II Portfolio
The Woodstar II Portfolio is comprised of 27 affordable housing communities with 6,109 units concentrated primarily in Central and South Florida. We acquired eight of the 27 affordable housing communities in December 2017, with the final 19 communities acquired during the year ended December 31, 2018. The Woodstar II Portfolio includes properties at fair value of $1.4 billion and debt at fair value of $487.9 million as of September 30, 2024.
Income (loss) from the Woodstar Fund’s investments reflects the following components for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Distributions from affordable housing fund investments	$14,571	$14,709	$38,315	$35,514
Unrealized change in fair value of investments (1)	(20,161)	2,199	(28,011)	218,182
(Loss) income from affordable housing fund investments	$(5,590)	$16,908	$10,304	$253,696
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

8. Investments in Unconsolidated Entities
The table below summarizes our investments in unconsolidated entities as of September 30, 2024 and December 31, 2023 (dollars in thousands):

	Participation / Ownership % (1)	Carrying value as of
		September 30, 2024	December 31, 2023
Equity method investments:
Equity interests in two natural gas power plants	10% - 12%	$51,536	$52,230
Investor entity which owns equity in an online real estate company	50%	5,143	5,575
Various	20% - 50%	17,747	16,854
		74,426	74,659
Other equity investments:
Equity interest in a servicing and advisory business (2)	2%	7,462	12,955
Equity interest in a data center business in Ireland (3)	0.72%	7,672	1,313
Investment funds which own equity in a loan servicer and other real estate assets	4% - 6%	842	842
Various (4)	3% - 15%	607	607
		16,583	15,717
		$91,009	$90,376
______________________________________________________________________________________________________________________
(1)None of these investments are publicly traded and therefore quoted market prices are not available.
(2)During the three months ended September 30, 2024, we received a capital distribution of $5.5 million, which reduced the carrying value of the equity investment.
(3)This equity interest was acquired in connection with the origination of a loan in 2021. The loan was repaid during the three months ended March 31, 2024. In connection with the repayment, an observable price change occurred when a 50% voting interest in this entity was acquired by related parties, including an investment fund and certain other entities affiliated with our Manager. As a result of the acquisition and resulting observable price change, during the three months ended March 31, 2024, we recorded a $6.0 million increase in the carrying value of our investment to reflect its fair value implied by the acquisition. During the three months ended September 30, 2024, we contributed an additional $0.3 million.
(4)In March 2021, we obtained equity interests in two investor entities that own interests in two entertainment and retail centers. The interests were obtained in order to facilitate repayment of a portion of that loan for which these interests represented underlying collateral. During the three months ended September 30, 2024, we received a distribution of $1.9 million from one of these entities, which reduced the carrying value of the loan since the carrying value of the corresponding investment had been reduced to zero as a result of prior period distributions received.
There were no differences between the carrying value of our equity method investments and the underlying equity in the net assets of the investees as of September 30, 2024.
During the three and nine months ended September 30, 2024, we did not become aware of (i) any observable price changes in our other equity investments accounted for under the fair value practicability election, except as discussed above, or (ii) any indicators of impairment.

9. Goodwill and Intangibles
Goodwill
Goodwill is tested for impairment annually in the fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
Infrastructure Lending Segment
The Infrastructure Lending Segment’s goodwill of $119.4 million at both September 30, 2024 and December 31, 2023 represents the excess of consideration transferred over the fair value of net assets acquired on September 19, 2018 and October 15, 2018. The goodwill recognized is attributable to value embedded in the acquired Infrastructure Lending Segment’s lending platform.
LNR Property LLC (“LNR”)
The Investing and Servicing Segment’s goodwill of $140.4 million at both September 30, 2024 and December 31, 2023 represents the excess of consideration transferred over the fair value of net assets of LNR acquired on April 19, 2013. The goodwill recognized is attributable to value embedded in LNR’s existing platform, which includes a network of commercial real estate asset managers, work-out specialists, underwriters and administrative support professionals as well as proprietary historical performance data on commercial real estate assets.
Intangible Assets
Servicing Rights Intangibles
In connection with the LNR acquisition, we identified domestic servicing rights that existed at the purchase date, based upon the expected future cash flows of the associated servicing contracts. As of September 30, 2024 and December 31, 2023, the balance of the domestic servicing intangible was net of $35.6 million and $37.9 million, respectively, which was eliminated in consolidation pursuant to ASC 810 against VIE assets in connection with our consolidation of securitization VIEs. Before VIE consolidation, as of September 30, 2024 and December 31, 2023, the domestic servicing intangible had a balance of $55.7 million and $57.2 million, respectively, which represents our economic interest in this asset.
Lease Intangibles
In connection with our acquisitions of commercial real estate, we recognized in-place lease intangible assets and favorable lease intangible assets associated with certain non-cancelable operating leases of the acquired properties.
The following table summarizes our intangible assets, which are comprised of servicing rights intangibles and lease intangibles, as of September 30, 2024 and December 31, 2023 (amounts in thousands):

	As of September 30, 2024			As of December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Domestic servicing rights, at fair value	$20,166	$—	$20,166	$19,384	$—	$19,384
In-place lease intangible assets	93,825	(69,334)	24,491	96,158	(67,420)	28,738
Favorable lease intangible assets	27,798	(12,296)	15,502	27,928	(11,083)	16,845
Total net intangible assets	$141,789	$(81,630)	$60,159	$143,470	$(78,503)	$64,967

The following table summarizes the activity within intangible assets for the nine months ended September 30, 2024 (amounts in thousands):

	Domestic Servicing Rights	In-place Lease Intangible Assets	Favorable Lease Intangible Assets	Total
Balance as of January 1, 2024	$19,384	$28,738	$16,845	$64,967
Amortization	—	(4,247)	(1,343)	(5,590)
Changes in fair value due to changes in inputs and assumptions	782	—	—	782
Balance as of September 30, 2024	$20,166	$24,491	$15,502	$60,159
The following table sets forth the estimated aggregate amortization of our in-place lease intangible assets and favorable lease intangible assets for the next five years and thereafter (amounts in thousands):

2024 (remainder of)	$1,605
2025	6,099
2026	4,573
2027	4,089
2028	3,943
Thereafter	19,684
Total	$39,993

10. Secured Borrowings
Secured Financing Agreements
The following table is a summary of our secured financing agreements in place as of September 30, 2024 and December 31, 2023 (dollars in thousands):

											Outstanding Balance at
	Current Maturity		Extended Maturity (a)		Weighted Average Coupon		Pledged Asset Carrying Value		Maximum Facility Size		September 30, 2024		December 31, 2023
Repurchase Agreements:
Commercial Loans	Oct 2024 to Nov 2029	(b)	Oct 2025 to Dec 2030	(b)	Index + 2.09%	(c)	$9,527,101		$11,481,510	(d)	$5,748,354		$7,170,389
Residential Loans	Sep 2025 to Jul 2026		Sep 2025 to Jul 2026		SOFR + 1.85%		2,538,176		3,450,000		2,244,618		2,287,655
Infrastructure Loans	Sep 2027		Sep 2029		SOFR + 2.17%		384,554		650,000		319,247		453,217
Conduit Loans	Dec 2024 to Jun 2027		Dec 2025 to Jun 2028		SOFR + 2.22%		201,645		475,000		158,678		26,930
CMBS/RMBS	Jun 2025 to Apr 2032	(e)	Sep 2025 to Oct 2032	(e)	(f)		1,366,946		1,002,760		699,160	(g)	714,168
Total Repurchase Agreements							14,018,422		17,059,270		9,170,057		10,652,359
Other Secured Financing:
Borrowing Base Facility	Nov 2024		Oct 2026		SOFR + 2.11%		127,088		750,000	(h)	29,561		27,639
Commercial Financing Facilities	Dec 2024 to Aug 2028		Jan 2027 to Dec 2030		Index + 1.99%		442,826		548,363	(i)	306,849		387,822
Infrastructure Financing Facilities	Jul 2025 to Aug 2028		Oct 2027 to Jul 2032		Index + 2.09%		633,022		1,300,000		454,075		631,187
Property Mortgages - Variable rate	Feb 2025 to May 2026		N/A		SOFR + 2.56%		665,086		597,941		595,735		853,145
Property Mortgages - Fixed rate	Dec 2025 to Jun 2026		N/A		4.51%		23,014		20,261		20,261		29,898
Term Loans and Revolver	(j)		N/A		(j)		N/A	(j)	1,506,288		1,356,288		1,366,778
Total Other Secured Financing							1,891,036		4,722,853		2,762,769		3,296,469
							$15,909,458		$21,782,123		11,932,826		13,948,828
Unamortized net discount											(20,586)		(24,975)
Unamortized deferred financing costs											(57,622)		(55,857)
											$11,854,618		$13,867,996
______________________________________________________________________________________________________________________
(a)Subject to certain conditions as defined in the respective facility agreement.
(b)For certain facilities, borrowings collateralized by loans existing at maturity may remain outstanding until such loan collateral matures, subject to certain specified conditions.
(c)Certain facilities with an outstanding balance of $2.5 billion as of September 30, 2024 are indexed to EURIBOR, BBSY, SARON and SONIA. The remainder are indexed to SOFR.
(d)Certain facilities with an aggregate initial maximum facility size of $11.1 billion may be increased to $11.5 billion, subject to certain conditions. The $11.5 billion amount includes such upsizes.
(e)Certain facilities with an outstanding balance of $342.6 million as of September 30, 2024 carry a rolling 12-month term which may reset quarterly with the lender’s consent. These facilities carry no maximum facility size.
(f)A facility with an outstanding balance of $300.9 million as of September 30, 2024 has a weighted average fixed annual interest rate of 3.25%. All other facilities are variable rate with a weighted average rate of SOFR + 2.09%.
(g)Includes: (i) $300.9 million outstanding on a repurchase facility that is not subject to margin calls; and (ii) $30.3 million outstanding on one of our repurchase facilities that represents the 49% pro rata share owed by a non-controlling partner in a consolidated joint venture (see Note 15).
(h)The maximum facility size as of September 30, 2024 of $450.0 million may be increased to $750.0 million, subject to certain conditions.
(i)Certain facilities with an aggregate initial maximum facility size of $448.4 million may be increased to $548.4 million, subject to certain conditions. The $548.4 million amount includes such upsizes.
(j)Consists of: (i) a $766.8 million term loan facility that matures in July 2026, of which $380.0 million has an annual interest rate of SOFR + 2.60% and $386.8 million has an annual interest rate of SOFR + 3.35%, subject to a 0.75% SOFR floor, (ii) a $150.0 million revolving credit facility that matures in April 2026 with an annual interest rate of SOFR + 2.60% and (iii) a $589.5 million term loan facility that matures in November 2027, with an annual interest rate of SOFR + 2.75%, subject to a 0.50% SOFR floor. These facilities are secured by the equity interests in certain of our subsidiaries which totaled $6.0 billion as of September 30, 2024.

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

In August 2024, we entered into a credit facility to finance loans within the Infrastructure Lending Segment. The maximum facility size is $250.0 million and carries a four-year initial maturity with two one-year extension options.
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

Our secured financing agreements contain certain financial tests and covenants. As of September 30, 2024, we were in compliance with all such covenants.

We seek to mitigate risks associated with our repurchase agreements by managing risk related to the credit quality of our assets, interest rates, liquidity, prepayment speeds and market value. The margin call provisions under the majority of our repurchase facilities, consisting of 64% of these agreements, do not permit valuation adjustments based on capital market events and are limited to collateral-specific credit marks generally determined on a commercially reasonable basis. To monitor credit risk associated with the performance and value of our loans and investments, our asset management team regularly reviews our investment portfolios and is in regular contact with our borrowers, monitoring performance of the collateral and enforcing our rights as necessary. For the 36% of repurchase agreements which do permit valuation adjustments based on capital market events, approximately 8% of these pertain to our loans held-for-sale, for which we manage credit risk through the purchase of credit index instruments. We further seek to manage risks associated with our repurchase agreements by matching the maturities and interest rate characteristics of our loans with the related repurchase agreement.
For the three and nine months ended September 30, 2024, approximately $9.0 million and $28.1 million, respectively, of amortization of deferred financing costs from secured financing agreements was included in interest expense on our condensed consolidated statements of operations. For the three and nine months ended September 30, 2023, approximately $10.3 million and $31.1 million, respectively, of amortization of deferred financing costs from secured financing agreements was included in interest expense on our condensed consolidated statements of operations.

As of September 30, 2024, Morgan Stanley Bank, N.A., JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A. held collateral sold under certain of our repurchase agreements with carrying values that exceeded the respective repurchase obligations by $973.6 million, $772.0 million and $768.5 million, respectively. The weighted average extended maturity of those repurchase agreements is 3.6 years, 5.1 years and 6.3 years, respectively.

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

During the nine months ended September 30, 2024, we utilized the reinvestment feature for STWD 2022-FL3, contributing $106.7 million of additional interests into the CLO. The reinvestment period expired during the three months ended September 30, 2024, and we repaid CLO debt in the amount of $6.1 million. The reinvestment period for STWD 2021-FL2 and STWD 2019-FL1 expired in 2023 and 2022, respectively, and during the nine months ended September 30, 2024, we repaid CLO debt in the amount of $139.9 million and $333.3 million, respectively.

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

During the nine months ended September 30, 2024, we utilized the reinvestment feature for STWD 2024-SIF3, STWD 2021-SIF2 and STWD 2021-SIF1, contributing $86.9 million, $190.4 million and $158.6 million, respectively, of additional interests into the CLOs. During the nine months ended September 30, 2024, the ramp-up feature was utilized for STWD 2024-SIF3, acquiring $56.9 million of additional assets.

The following table is a summary of our CLOs and our SASB as of September 30, 2024 and December 31, 2023 (amounts in thousands):

September 30, 2024	Count	Face Amount	Carrying Value	Weighted Average Spread		Maturity
STWD 2022-FL3
Collateral assets	41	$993,891	$999,540	SOFR + 3.42%	(a)	October 2026	(b)
Financing	1	834,511	832,752	SOFR + 1.89%	(c)	November 2038	(d)
STWD 2021-HTS
Collateral assets	1	191,768	192,818	SOFR + 4.02%	(a)	April 2026	(b)
Financing	1	171,859	171,859	SOFR + 2.65%	(c)	April 2034	(d)
STWD 2021-FL2
Collateral assets	26	1,140,904	1,148,697	SOFR + 3.75%	(a)	July 2026	(b)
Financing	1	922,356	922,130	SOFR + 1.93%	(c)	April 2038	(d)
STWD 2019-FL1
Collateral assets	8	400,852	403,087	SOFR + 3.54%	(a)	July 2026	(b)
Financing	1	237,227	237,227	SOFR + 2.06%	(c)	July 2038	(d)
STWD 2024-SIF3
Collateral assets	31	395,478	414,941	SOFR + 4.02%	(a)	November 2028	(b)
Financing	1	330,000	327,369	SOFR + 2.41%	(c)	April 2036	(d)
STWD 2021-SIF2
Collateral assets	30	500,559	515,266	SOFR + 3.78%	(a)	January 2029	(b)
Financing	1	410,000	408,846	SOFR + 2.11%	(c)	January 2033	(d)
STWD 2021-SIF1
Collateral assets	26	405,583	507,708	SOFR + 3.94%	(a)	April 2028	(b)
Financing	1	402,803	402,066	SOFR + 2.43%	(c)	April 2032	(d)
Total
Collateral assets		$4,029,035	$4,182,057
Financing		$3,308,756	$3,302,249

December 31, 2023	Count	Face Amount	Carrying Value	Weighted Average Spread		Maturity
STWD 2022-FL3
Collateral assets	48	$997,569	$1,007,532	SOFR + 3.53%	(a)	May 2026	(b)
Financing	1	840,620	837,881	SOFR + 1.89%	(c)	November 2038	(d)
STWD 2021-HTS
Collateral assets	1	223,193	224,509	SOFR + 3.87%	(a)	April 2026	(b)
Financing	1	203,284	203,058	SOFR + 2.82%	(c)	April 2034	(d)
STWD 2021-FL2
Collateral assets	34	1,272,585	1,288,165	SOFR + 3.95%	(a)	January 2026	(b)
Financing	1	1,065,713	1,063,454	SOFR + 1.85%	(c)	April 2038	(d)
STWD 2019-FL1
Collateral assets	14	734,099	739,684	SOFR + 3.51%	(a)	May 2025	(b)
Financing	1	570,546	570,546	SOFR + 1.62%	(c)	July 2038	(d)
STWD 2021-SIF2
Collateral assets	30	499,401	514,286	SOFR + 3.87%	(a)	December 2027	(b)
Financing	1	410,000	408,166	SOFR + 2.11%	(c)	January 2033	(d)
STWD 2021-SIF1
Collateral assets	32	499,767	514,594	SOFR + 3.97%	(a)	August 2027	(b)
Financing	1	410,000	408,187	SOFR + 2.42%	(c)	April 2032	(d)
Total
Collateral assets		$4,226,614	$4,288,770
Financing		$3,500,163	$3,491,292
______________________________________________________________________________________________________________________________
(a)Represents the weighted-average coupon earned on variable rate loans during the respective year-to-date period and excludes loans for which interest income is not recognized. Of the loans financed by the STWD 2021-FL2 CLO as of September 30, 2024, 4% earned fixed-rate weighted average interest of 7.33%. Of the investments financed by the STWD 2021-SIF1 CLO as of September 30, 2024, 2% earned fixed-rate weighted average interest of 5.69%.
(b)Represents the weighted-average maturity, assuming the extended contractual maturity of the collateral assets.
(c)Represents the weighted-average cost of financing, inclusive of deferred issuance costs.

(d)Repayments of the CLOs and SASB are tied to timing of the related collateral asset repayments. The term of the CLOs and SASB financing obligations represents the legal final maturity date.
We incurred $40.8 million of issuance costs in connection with the CLOs and SASB, which are amortized on an effective yield basis over the estimated life of the CLOs and SASB. For the three and nine months ended September 30, 2024, approximately $2.0 million and $5.9 million, respectively, of amortization of deferred financing costs was included in interest expense on our condensed consolidated statements of operations. For the three and nine months ended September 30, 2023, approximately $2.0 million and $6.7 million, respectively, of amortization of deferred financing costs was included in interest expense on our condensed consolidated statements of operations. As of September 30, 2024 and December 31, 2023, our unamortized issuance costs were $6.5 million and $9.5 million, respectively.
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

	Repurchase Agreements	Other Secured Financing	CLOs and SASB (a)	Total
2024 (remainder of)	$70,849	$6,867	$88,662	$166,378
2025	1,033,077	163,605	759,101	1,955,783
2026	3,388,655	863,883	1,378,448	5,630,986
2027	2,112,350	997,715	434,830	3,544,895
2028	1,840,818	156,805	268,021	2,265,644
Thereafter	724,308	573,894	379,694	1,677,896
Total	$9,170,057	$2,762,769	$3,308,756	$15,241,582
______________________________________________________________________________________________________________________
(a)For the CLOs, the above does not assume utilization of their reinvestment features. The SASB does not have a reinvestment feature.

11. Unsecured Senior Notes
The following table is a summary of our unsecured senior notes outstanding as of September 30, 2024 and December 31, 2023 (dollars in thousands):

	Coupon Rate		Effective Rate (1)	Maturity Date		Remaining Period of Amortization	Carrying Value at
							September 30, 2024	December 31, 2023
2027 Convertible Notes	6.75%		7.38%	7/15/2027		2.8 years	380,750	380,750
2024 Senior Notes	3.75%		3.94%	12/31/2024		0.3 years	400,000	400,000
2025 Senior Notes	4.75%	(2)	5.04%	3/15/2025	(3)	0.5 years	500,000	500,000
2026 Senior Notes	3.63%		3.77%	7/15/2026		1.8 years	400,000	400,000
2027 Senior Notes	4.38%	(4)	4.49%	1/15/2027		2.3 years	500,000	500,000
2029 Senior Notes	7.25%	(5)	7.37%	4/1/2029		4.5 years	600,000	—
Total principal amount							2,780,750	2,180,750
Unamortized discount—Convertible Notes							(6,955)	(8,570)
Unamortized discount—Senior Notes							(5,809)	(5,445)
Unamortized deferred financing costs							(10,840)	(7,847)
Total carrying amount							$2,757,146	$2,158,888
______________________________________________________________________________________________________________________
(1)Effective rate includes the effects of underwriter purchase discount.
(2)The coupon on the 2025 Senior Notes is 4.75%. At closing, we swapped $470.0 million of the notes to a floating rate of LIBOR + 2.53%, which was converted to SOFR + 2.64% effective July 2023.
(3)On October 21, 2024, we provided 30 days’ notice to early redeem $250.0 million of our Senior Notes due March 2025.
(4)The coupon on the 2027 Senior Notes is 4.375%. At closing, we swapped the notes to a floating rate of SOFR + 2.95%.
(5)The coupon on the 2029 Senior Notes is 7.25%. At closing, we swapped the notes to a floating rate of SOFR + 3.25%.
Our unsecured senior notes contain certain financial tests and covenants. As of September 30, 2024, we were in compliance with all such covenants.
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
We recognized interest expense of $7.0 million and $21.0 million, respectively, during the three and nine months ended September 30, 2024 from our Convertible Notes. We recognized interest expense of $6.7 million and $9.7 million, respectively, during the three and nine months ended September 30, 2023 from our Convertible Notes (including prior convertible notes repaid during 2023).

The following table details the conversion attributes of our Convertible Notes outstanding as of September 30, 2024 (amounts in thousands, except rates):

	September 30, 2024
	Conversion	Conversion
	Rate (1)	Price (2)
2027 Convertible Notes	48.1783	$20.76

(1)    The conversion rate represents the number of shares of common stock issuable per $1,000 principal amount of 2027
Convertible Notes converted, as adjusted in accordance with the indenture governing the 2027 Convertible Notes
(including the applicable supplemental indenture).

(2)    As of September 30, 2024, the market price of the Company's common stock was $20.38.

The if-converted value of the 2027 Convertible Notes was less than their principal amount by $6.9 million at September 30, 2024 as the closing market price of the Company’s common stock of $20.38 was less than the implicit conversion price of $20.76 per share. The if-converted value of the principal amount of the 2027 Convertible Notes was $373.8 million as of September 30, 2024. As of September 30, 2024, the net carrying amount and fair value of the 2027 Convertible Notes was $373.2 million and $393.3 million, respectively.

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

The following summarizes the face amount and proceeds of commercial loans securitized for the three and nine months ended September 30, 2024 and 2023 (amounts in thousands):

	Commercial Loans
	Face Amount	Proceeds
For the Three Months Ended September 30,
2024	$622,835	$634,235
2023	119,764	123,633
For the Nine Months Ended September 30,
2024	$972,305	$992,644
2023	292,651	294,951
There were no residential loans securitized during the three and nine months ended September 30, 2024 and 2023.
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

There were no sales of commercial or residential loans within the Commercial and Residential Lending Segment during the three and nine months ended September 30, 2024. During the three and nine months ended September 30, 2023, we sold $42.5 million and $95.5 million, respectively, of mezzanine loans at par less costs to sell.

During the three and nine months ended September 30, 2024 and 2023, there were no gains or losses recognized by the Commercial and Residential Lending Segment on sales of commercial loans.

Investing and Servicing Loan Sales

During the three and nine months ended September 30, 2024, the Investing and Servicing Segment sold loans with a face amount of $70.9 million for proceeds of $68.9 million. The sale of these loans does not result in a discrete gain or loss since they are carried under the fair value option. There were no sales of loans by the Investing and Servicing Segment during the three and nine months ended September 30, 2023.
Infrastructure Loan Sales
During the three months ended September 30, 2024, there were no sales of loans by the Infrastructure Lending Segment. During the nine months ended September 30, 2024, the Infrastructure Lending Segment sold a loan with a face amount of $49.5 million for proceeds of $47.1 million. The loan had been reclassified as held-for-sale during the three months ended March 31, 2024, at which time a $1.5 million fair value adjustment was provided within credit loss provision based on the contractual sale price. There were no sales of loans by the Infrastructure Lending Segment during the three and nine months ended September 30, 2023.

13. Derivatives and Hedging Activity
Risk Management Objective of Using Derivatives
We are exposed to certain risks arising from both our business operations and economic conditions. Refer to Note 14 to the consolidated financial statements included in our Form 10-K for further discussion of our risk management objectives and policies.
Designated Hedges
The Company does not generally elect to apply the hedge accounting designation to its hedging instruments. As of September 30, 2024 and December 31, 2023, the Company did not have any designated hedges.
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
The following table summarizes our non-designated derivatives as of September 30, 2024 (notional amounts in thousands):

Type of Derivative	Number of Contracts	Aggregate Notional Amount	Notional Currency	Maturity
Fx contracts – Buy Euros (“EUR”)	21	371,742	EUR	October 2024 - April 2026
Fx contracts – Buy Pounds Sterling (“GBP”)	13	142,674	GBP	October 2024 - January 2027
Fx contracts – Buy Australian dollar (“AUD”)	13	923,872	AUD	October 2024 - October 2026
Fx contracts – Sell EUR	149	841,627	EUR	October 2024 - September 2027
Fx contracts – Sell GBP	199	641,606	GBP	October 2024 - September 2027
Fx contracts – Sell AUD	159	1,594,365	AUD	October 2024 - July 2027
Fx contracts – Sell Swiss Franc (“CHF”)	51	19,568	CHF	November 2024 - November 2025
Interest rate swaps – Paying fixed rates	45	3,732,099	USD	October 2024 - October 2033
Interest rate swaps – Receiving fixed rates	5	1,585,880	USD	March 2025 - February 2030
Interest rate futures	12	184,000	USD	November 2024
Interest rate caps	6	1,113,989	USD	November 2024 - May 2026
Credit instruments	5	79,000	USD	December 2033 - August 2061
Interest rate swap guarantees	1	92,072	USD	June 2025
Total	679

The above table excludes certain interest rate derivatives which serve as an economic hedge related to our residential loan portfolio. During the three months ended June 30, 2024, we entered into a series of derivative transactions related to this loan portfolio in an effort to extend hedge duration. The current high interest rate environment has caused these loans to experience lower prepayment speeds than was originally anticipated at the time of their origination. In order to minimize volatility in future earnings and cash flows while minimizing the current cash outflow, we: (i) entered into a series of reverse swap trades to offset approximately 100% of the dollar duration of our existing interest rate swaps through the end of 2024 and approximately 80% between 2025 through their termination in the second quarter of 2027; and (ii) entered into a forward starting swap from June 2027 for four years which pays fixed and receives floating in order to replace the swaps reversed. Given the volume of these hedges and their sequential nature, the notional value of these new swaps is not representative of the notional value of our portfolio, and they were thus excluded from the table above. The notional value of the swaps described in (i) above that were effective as of September 30, 2024 totaled $3.4 billion. Because the reverse swaps and the forward starting swap are not specifically designated to assets or liabilities, changes in their respective fair values are recorded currently in earnings. The above table also excludes $526.8 million notional amount of certain other interest rate swaps we entered into prior to September 30, 2024, but that were not yet effective.

The table below presents the fair value of our derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023 (amounts in thousands):

	Fair Value of Derivatives in an Asset Position (1) as of		Fair Value of Derivatives in a Liability Position (2) as of
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Foreign exchange contracts	$63,451	$53,979	$90,530	$54,066
Interest rate contracts	10,816	8,899	27,349	48,401
Credit instruments	372	559	282	—
Total derivatives	$74,639	$63,437	$118,161	$102,467
___________________________________________________
(1)Classified as derivative assets in our condensed consolidated balance sheets.
(2)Classified as derivative liabilities in our condensed consolidated balance sheets.
The table below presents the effect of our derivative financial instruments on the condensed consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023 (amounts in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income for the Three Months Ended September 30,		Amount of Gain (Loss) Recognized in Income for the Nine Months Ended September 30,
		2024	2023	2024	2023
Foreign exchange contracts	(Loss) gain on derivative financial instruments, net	$(56,178)	$48,549	$(8,823)	$18,412
Interest rate contracts	(Loss) gain on derivative financial instruments, net	(27,359)	46,255	28,596	99,788
Credit instruments	(Loss) gain on derivative financial instruments, net	(404)	79	(789)	231
		$(83,941)	$94,883	$18,984	$118,431
14. Offsetting Assets and Liabilities
The following tables present the potential effects of netting arrangements on our financial position for financial assets and liabilities within the scope of ASC 210-20, Balance Sheet—Offsetting, which for us are derivative assets and liabilities as well as repurchase agreement liabilities (amounts in thousands):

		(ii) Gross Amounts Offset in the Statement of Financial Position	(iii) = (i) - (ii) Net Amounts Presented in the Statement of Financial Position	(iv) Gross Amounts Not Offset in the Statement of Financial Position
	(i) Gross Amounts Recognized			Financial Instruments	Cash Collateral Received / Pledged	(v) = (iii) - (iv) Net Amount
As of September 30, 2024
Derivative assets	$74,639	$—	$74,639	$52,256	$—	$22,383
Derivative liabilities	$118,161	$—	$118,161	$52,256	$65,836	$69
Repurchase agreements	9,170,057	—	9,170,057	9,170,057	—	—
	$9,288,218	$—	$9,288,218	$9,222,313	$65,836	$69
As of December 31, 2023
Derivative assets	$63,437	$—	$63,437	$41,341	$—	$22,096
Derivative liabilities	$102,467	$—	$102,467	$41,340	$61,127	$—
Repurchase agreements	10,652,359	—	10,652,359	10,652,359	—	—
	$10,754,826	$—	$10,754,826	$10,693,699	$61,127	$—

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
The following table details the assets and liabilities of our consolidated CLOs and SASB as of September 30, 2024 and December 31, 2023 (amounts in thousands):

	September 30, 2024	December 31, 2023
Assets:
Cash and cash equivalents	$132,523	$33,175
Loans held-for-investment	4,013,509	4,210,097
Investment securities	8,173	9,946
Accrued interest receivable	25,687	26,355
Other assets	2,165	9,197
Total Assets	$4,182,057	$4,288,770
Liabilities
Accounts payable, accrued expenses and other liabilities	$29,466	$21,174
Collateralized loan obligations and single asset securitization, net	3,302,249	3,491,292
Total Liabilities	$3,331,715	$3,512,466
Assets held by the CLOs and SASB are restricted and can be used only to settle obligations of the CLOs and SASB, including the subordinate interests owned by us. The liabilities of the CLOs and SASB are non-recourse to us and can only be satisfied from the assets of the CLOs and SASB.
We also hold controlling interests in other non-securitization entities that are considered VIEs. The Woodstar Fund, Woodstar Feeder Fund, L.P. and one of the Woodstar Fund’s indirect investees, SPT Dolphin Intermediate LLC (“SPT Dolphin”), the entity which holds the Woodstar II Portfolio, are each VIEs because the third party interest holders do not carry kick-out rights or substantive participating rights. We were deemed to be the primary beneficiary of those VIEs because we possess both the power to direct the activities of the VIEs that most significantly impact their economic performance and a significant economic interest in each entity. The Woodstar Fund had total assets of $2.0 billion, including its indirect investment in SPT Dolphin, and no significant liabilities as of September 30, 2024. As of September 30, 2024, Woodstar Feeder Fund, L.P. and its consolidated subsidiary which is also considered a VIE, Woodstar Feeder REIT, LLC, had a $0.6 billion investment in the Woodstar Fund, had no significant liabilities and had temporary equity of $0.4 billion consisting of the contingently redeemable non-controlling interests of the third party investors (see Note 17).
We also hold a 51% controlling interest in a joint venture (the “CMBS JV”) within our Investing and Servicing Segment, which is considered a VIE because the third party interest holder does not carry kick-out rights or substantive participating rights. We are deemed the primary beneficiary of the CMBS JV. This VIE had total assets of $253.4 million and liabilities of $63.0 million as of September 30, 2024. Refer to Note 17 for further discussion.
In addition to the above non-securitization entities, we have smaller VIEs with total assets of $58.0 million and liabilities of $0.1 million as of September 30, 2024.
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
As noted above, we are not obligated to provide, nor have we provided, any financial support for any of our securitization VIEs, whether or not we are deemed to be the primary beneficiary. As such, the risk associated with our involvement in these VIEs is limited to the carrying value of our investment in the entity. As of September 30, 2024, our maximum risk of loss related to securitization VIEs in which we were not the primary beneficiary was $26.8 million on a fair value basis.
As of September 30, 2024, the securitization VIEs which we do not consolidate had debt obligations to beneficial interest holders with unpaid principal balances, excluding the notional value of interest-only securities, of $5.0 billion. The corresponding assets are comprised primarily of commercial mortgage loans with unpaid principal balances corresponding to the amounts of the outstanding debt obligations.
We also hold passive non-controlling interests in certain unconsolidated entities that are considered VIEs. We are not the primary beneficiaries of these VIEs as we do not possess the power to direct the activities of the VIEs that most significantly impact their economic performance and therefore report our interests, which totaled $0.8 million as of September 30, 2024, within investments in unconsolidated entities on our condensed consolidated balance sheet. Our maximum risk of loss is limited to our carrying value of the investments.
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
Base Management Fee. For the three months ended September 30, 2024 and 2023, approximately $22.4 million and $21.8 million, respectively, was incurred for base management fees. For the nine months ended September 30, 2024 and 2023, approximately $66.3 million and $65.5 million, respectively, was incurred for base management fees. As of September 30, 2024 and December 31, 2023, there were $22.4 million and $21.9 million of unpaid base management fees included in related-party payable in our condensed consolidated balance sheets.

Incentive Fee. There were no incentive fees incurred during the three months ended September 30, 2024 and 2023. For the nine months ended September 30, 2024 and 2023, approximately $22.6 million and $16.2 million, respectively, was incurred for incentive fees. As of December 31, 2023, there were $19.5 million of unpaid incentive fees included in related-party payable in our condensed consolidated balance sheets. There were no unpaid incentive fees as of September 30, 2024.
Expense Reimbursement. For the three months ended September 30, 2024 and 2023, approximately $1.5 million and $2.4 million, respectively, was incurred for executive compensation and other reimbursable expenses and recognized within general and administrative expenses in our condensed consolidated statements of operations. For the nine months ended September 30, 2024 and 2023, approximately $3.6 million and $6.0 million, respectively, was incurred for executive compensation and other reimbursable expenses. As of September 30, 2024 and December 31, 2023, there were $3.1 million and $3.4 million, respectively, of unpaid reimbursable executive compensation and other expenses included in related-party payable in our condensed consolidated balance sheets.
Equity Awards. In certain instances, we issue RSAs to certain employees of affiliates of our Manager who perform services for us. There were no RSAs granted during the three months ended September 30, 2024 and 2023. Expenses related to the vesting of awards to employees of affiliates of our Manager were $2.3 million and $2.2 million during the three months ended September 30, 2024 and 2023, respectively, and are reflected in general and administrative expenses in our condensed consolidated statements of operations. During the nine months ended September 30, 2024 and 2023, we granted 924,092 and 226,955 RSAs, respectively, at grant date fair values of $18.8 million and $4.3 million, respectively. Expenses related to the vesting of awards to employees of affiliates of our Manager were $6.0 million and $6.5 million during the nine months ended September 30, 2024 and 2023, respectively. These shares generally vest over a three-year period. Compensation expense related to the ESPP (refer to Note 17) for employees of affiliates of our Manager was not material during the three and nine months ended September 30, 2024 and 2023, and is reflected in general and administrative expenses in our condensed consolidated statements of operations.
Manager Equity Plan
In April 2022, the Company’s shareholders approved the Starwood Property Trust, Inc. 2022 Manager Equity Plan (the “2022 Manager Equity Plan”) which replaces the Starwood Property Trust, Inc. 2017 Manager Equity Plan (the “2017 Manager Equity Plan”). In March 2024, we granted 1,300,000 RSUs to our Manager under the 2022 Manager Equity Plan. In November 2022, we granted 1,500,000 RSUs to our Manager under the 2022 Manager Equity Plan. In November 2020, we granted 1,800,000 RSUs to our Manager under the 2017 Manager Equity Plan. In connection with these grants and prior similar grants, we recognized share-based compensation expense of $4.8 million and $5.1 million within management fees in our condensed consolidated statements of operations for the three months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024 and 2023, we recognized share-based compensation expense of $14.5 million and $15.4 million, respectively, related to these awards. Refer to Note 17 for further discussion.
Loans and Securities

In July 2024, we purchased all the controlling class certificates in the newly-formed Freddie Mac multifamily mortgage trust, FREMF 2024-KF163 (the “Trust”), for their aggregate principal amount of $77.1 million. The certificates have a pass-through interest rate of one-month SOFR + 6.00% and an expected final distribution date in May 2034. The Trust holds 27 SOFR based floating rate multifamily mortgage loans with a total principal balance of approximately $1.0 billion, of which affiliates of our Manager are borrowers under 11 of those loans totaling approximately $495.0 million at the Trust’s inception and as of September 30, 2024. As directing certificate holder, we are considered the primary beneficiary of, and therefore consolidate the Trust as a securitization VIE. However, while we are able to appoint and remove the special servicer of the unaffiliated loans in the VIE, we cannot name ourselves as special servicer, and we cannot remove or direct the third party special servicer with respect to the affiliate loans.
In February 2019, we acquired a $60.0 million participation in a $925.0 million first priority infrastructure term loan. In April 2019 and July 2019, we acquired participations of $5.0 million and $16.0 million, respectively, in a $350.0 million upsize to the term loan. The loan was secured by four domestic natural gas power plants. An affiliate of our Manager, Starwood Energy Group (which became Lotus Infrastructure Partners effective January 1, 2023), was the borrower under the term loan. In August 2024, the term loan was repaid in full.

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
In April 2024, we acquired from Starwood Real Estate Income Trust, Inc. (“SREIT”), an affiliate of our Manager, a £176.0 million ($219.8 million) first mortgage loan participation on a portfolio of vacation cottages, caravan homes and resorts across the United Kingdom at its fair value, determined as par less a 1.0% discount. The loan bears interest at SONIA + 5.40% and matures in February 2026 with two one-year extension options. Prior to acquisition, we had an existing participation in this loan, of which the outstanding balance was £352.0 million, bringing our total participation in the loan to £528.0 million ($705.9 million as of September 30, 2024).
In March 2022, we originated a new loan on the development and recapitalization of luxury rental cabins with a total commitment of $200.0 million, of which $147.8 million was outstanding as of September 30, 2024. The loan bears interest at SOFR + 6.50% plus fees and originally had a term of 24 months with three one-year extension options. Our CEO and another member of our board of directors own minority equity interests in the borrower. In July 2023, we agreed to a 10-month 300 bps partial interest payment deferral, which in January 2024 was extended to December 2024. In June 2024, we deferred all remaining interest payments due under the loan until December 2024. We also amended the maturity of the loan by formally extending the initial maturity to December 2024 and providing for a one-year extension option subject to certain conditions. As of September 30, 2024, the deferred interest balance amounted to $11.2 million.
In December 2012, the Company acquired 9,140,000 ordinary shares in SEREF, a debt fund that is externally managed by an affiliate of our Manager and is listed on the London Stock Exchange, for approximately $14.7 million, which equated to approximately 4% ownership of SEREF. During the three and nine months ended September 30, 2024, 1,761,690 and 2,767,038 shares were redeemed by SEREF, for proceeds of $2.4 million and $3.7 million, respectively, leaving 4,480,649 shares held as of September 30, 2024. As of September 30, 2024, our shares represent an approximate 2.3% interest in SEREF. Refer to Note 5 for additional details.

We hold a 0.72% equity interest in a data center business in Ireland that had a carrying value of $7.7 million as of September 30, 2024. An investment fund and certain other entities affiliated with our Manager exercise a combined 50% voting interest in this entity. During the three months ended September 30, 2024, we contributed an additional $0.3 million. Refer to Note 8 for additional details.
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
During the three and nine months ended September 30, 2024, we made payments to the landlord under the terms of the lease of $1.6 million and $4.9 million, respectively, for rent, parking and our pro rata share of building operating expenses. During the three and nine months ended September 30, 2023, we made payments of $1.1 million and $4.0 million, respectively, for rent, parking and our pro rata share of building operating expenses. During the three and nine months ended September 30, 2024, we recognized $1.8 million and $5.3 million, respectively, of expenses with respect to this lease within general and administrative expenses in our condensed consolidated statements of operations. During the three and nine months ended September 30, 2023, we recognized $2.1 million and $5.4 million, respectively, of expenses with respect to this lease in our condensed consolidated statements of operations.

Other Related-Party Arrangements
Highmark Residential (“Highmark”), an affiliate of our Manager, provides property management services for properties within our Woodstar I and Woodstar II Portfolios. Fees paid to Highmark are calculated as a percentage of gross receipts and are at market terms. During the three months ended September 30, 2024 and 2023, property management fees to Highmark of $1.7 million and $1.5 million, respectively, were recognized within our Woodstar Portfolios. During the nine months ended September 30, 2024 and 2023, property management fees to Highmark were $4.8 million and $4.4 million, respectively.

Refer to Note 17 to the consolidated financial statements included in our Form 10-K for further discussion of related-party agreements.
17. Stockholders’ Equity and Non-Controlling Interests
We issued common stock in a public offering as follows during the three and nine months ended September 30, 2024:

	Shares issued	Price	Proceeds
Issuance date	(in thousands)	per share	(in thousands)
September 2024	20,125	$19.50	$392,478

During the nine months ended September 30, 2024, our board of directors (the “Board”) declared the following dividends:

Declaration Date	Record Date	Payment Date	Amount	Frequency
7/24/24	9/30/24	10/15/24	0.48	Quarterly
6/13/24	6/28/24	7/15/24	0.48	Quarterly
3/15/24	3/29/24	4/15/24	0.48	Quarterly

On July 24, 2024, our Board also declared a dividend of $0.48 per share of common stock for the quarter ending December 31, 2024 to be payable on January 15, 2025 to stockholders of record as of December 31, 2024 (the “Early Fourth Quarter Dividend”). In order to match the recognition of the dividend declaration with the period to which it relates, on November 1, 2024, the Board took certain actions to reset the declaration date of the fourth quarter dividend to November 1, 2024. In doing so, the Board rescinded the Early Fourth Quarter Dividend and re-declared a dividend with the same terms on November 1, 2024. There was no change to the fourth quarter dividend amount or record date, resulting in no economic consequence to our stockholders.
ATM Agreement
In May 2022, we entered into a Starwood Property Trust, Inc. Common Stock Sales Agreement (the “ATM Agreement”) with a syndicate of financial institutions to sell shares of the Company’s common stock of up to $500.0 million from time to time, through an “at the market” equity offering program. Sales of shares under the ATM Agreement are made by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale or at negotiated prices. There were no shares issued under the ATM Agreement during the three and nine months ended September 30, 2024 and 2023.
Dividend Reinvestment and Direct Stock Purchase Plan
During the three and nine months ended September 30, 2024 and 2023, shares issued under the Starwood Property Trust, Inc. Dividend Reinvestment and Direct Stock Purchase Plan (the “DRIP Plan”) were not material.
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

During the three and nine months ended September 30, 2024, 16,621 and 99,997 shares, respectively, of common stock were purchased by participants at weighted average discounted purchase prices of $16.36 and $16.85 per share, respectively. During the three and nine months ended September 30, 2023, 21,088 and 110,112 shares, respectively, of common stock were purchased by participants at weighted average discounted purchase prices of $16.51 and $15.17 per share, respectively. During the three and nine months ended September 30, 2024, the Company recognized $0.1 million and $0.4 million, respectively, of compensation expense related to its ESPP based on the estimated fair value of the discounted purchase options granted to the participants as of the beginning of the quarterly offering periods determined using the Black-Scholes option pricing model. During the three and nine months ended September 30, 2023, the Company recognized $0.1 million and $0.4 million, respectively, of compensation expense related to its ESPP.
As of September 30, 2024, there were 1.7 million shares of common stock available for future issuance through the ESPP.

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
The table below summarizes our share awards granted or vested under the 2017 and 2022 Manager Equity Plans during the nine months ended September 30, 2024 and 2023 (dollar amounts in thousands):

Grant Date	Type	Amount Granted	Grant Date Fair Value	Vesting Period
March 2024	RSU	1,300,000	$26,104	3 years
November 2022	RSU	1,500,000	$31,605	3 years
November 2020	RSU	1,800,000	$30,078	3 years
Schedule of Non-Vested Shares and Share Equivalents (1)

	Equity Plan	Manager Equity Plan	Total	Weighted Average Grant Date Fair Value (per share)
Balance as of January 1, 2024	2,571,728	875,000	3,446,728	$21.08
Granted	1,833,660	1,300,000	3,133,660	20.23
Vested	(1,675,495)	(699,999)	(2,375,494)	21.05
Forfeited	(13,001)	—	(13,001)	21.52
Balance as of September 30, 2024	2,716,892	1,475,001	4,191,893	20.46
(1)    Equity-based award activity for awards granted under the 2017 and 2022 Equity Plans is reflected within the Equity Plan column, and for awards granted under the 2017 and 2022 Manager Equity Plans, within the Manager Equity Plan column.
As of September 30, 2024, there were 13.4 million shares of common stock available for future grants under the 2022 Manager Equity Plan and the 2022 Equity Plan.
Non-Controlling Interests in Consolidated Subsidiaries
As discussed in Note 2, on November 5, 2021 we sold a 20.6% non-controlling interest in the Woodstar Fund to third party investors for net cash proceeds of $214.2 million. Under the Woodstar Fund operating agreement, such interests are contingently redeemable by us, at the option of the interest holder, for cash at liquidation fair value if any assets remain upon termination of the Woodstar Fund. The Woodstar Fund operating agreement specifies an eight-year term with two one-year extension options, the first at our option and the second subject to consent of an advisory committee representing the non-controlling interest holders. Accordingly, these contingently redeemable non-controlling interests have been classified as “Temporary Equity” in our condensed consolidated balance sheets and represent the fair value of the Woodstar Fund’s net assets allocable to those interests. During the three and nine months ended September 30, 2024, net (loss) income attributable to these non-controlling interests was $(1.5) million and $1.0 million, respectively. During the three and nine months ended September 30, 2023, net income attributable to these non-controlling interests was $3.1 million and $51.1 million, respectively.
In connection with our Woodstar II Portfolio acquisitions, we issued 10.2 million Class A Units in our subsidiary, SPT Dolphin, and rights to receive an additional 1.9 million Class A Units if certain contingent events occur. As of September 30, 2024, all of the 1.9 million contingent Class A Units were issued. The Class A Units are redeemable for consideration equal to the current share price of the Company’s common stock on a one-for-one basis, with the consideration paid in either cash or the Company’s common stock, at the determination of the Company. There were 9.7 million Class A Units outstanding as of September 30, 2024. The outstanding Class A Units are reflected as non-controlling interests in consolidated subsidiaries on our condensed consolidated balance sheets, the balance of which was $207.1 million as of both September 30, 2024 and December 31, 2023.
To the extent SPT Dolphin has sufficient cash available, the Class A Units earn a preferred return indexed to the dividend rate of the Company’s common stock. Any distributions made pursuant to this waterfall are recognized within net income attributable to non-controlling interests in our condensed consolidated statements of operations. During the three and nine months ended September 30, 2024, we recognized net income attributable to non-controlling interests of $4.7 million and $14.0 million, respectively, associated with these Class A Units. During the three and nine months ended September 30, 2023, we recognized net income attributable to non-controlling interests of $4.7 million and $14.1 million, respectively.
As discussed in Note 15, we hold a 51% controlling interest in the CMBS JV within our Investing and Servicing Segment. Because the CMBS JV is deemed a VIE for which we are the primary beneficiary, the 49% interest of our joint venture partner is reflected as a non-controlling interest in consolidated subsidiaries on our condensed consolidated balance sheets, and any net income attributable to this 49% joint venture interest is reflected within net income attributable to non-controlling interests in our condensed consolidated statements of operations. The non-controlling interests in the CMBS JV were $101.2 million and $129.2 million as of September 30, 2024 and December 31, 2023, respectively. During the three and nine months ended September 30, 2024, net loss attributable to these non-controlling interests was $10.8 million and $18.4 million, respectively. During the three and nine months ended September 30, 2023, net loss attributable to these non-controlling interests was $4.5 million and $1.6 million, respectively.

18. Earnings per Share
The following table provides a reconciliation of net income and the number of shares of common stock used in the computation of basic EPS and diluted EPS (amounts in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Basic Earnings
Income attributable to STWD common stockholders	$76,068	$47,435	$308,290	$268,252
Less: Income attributable to participating shares not already deducted as non-controlling interests	(1,747)	(1,510)	(5,583)	(4,962)
Basic earnings	$74,321	$45,925	$302,707	$263,290

Diluted Earnings
Income attributable to STWD common stockholders	$76,068	$47,435	$308,290	$268,252
Less: Income attributable to participating shares not already deducted as non-controlling interests	(1,747)	(1,510)	(5,583)	(4,962)
Diluted earnings	$74,321	$45,925	$302,707	$263,290

Number of Shares:
Basic — Average shares outstanding	319,690	310,268	315,021	309,471
Effect of dilutive securities — Unvested non-participating shares	89	298	281	267
Diluted — Average shares outstanding	319,779	310,566	315,302	309,738

Earnings Per Share Attributable to STWD Common Stockholders:
Basic	$0.23	$0.15	$0.96	$0.85
Diluted	$0.23	$0.15	$0.96	$0.85
As of September 30, 2024 and 2023, participating shares of 13.3 million and 12.9 million, respectively, were excluded from the computation of diluted shares as their effect was already considered under the more dilutive two-class method used above. Such participating shares at September 30, 2024 and 2023 included 9.7 million and 9.8 million potential shares, respectively, of our common stock issuable upon redemption of the Class A Units in SPT Dolphin, as discussed in Note 17. Our current and prior convertible notes repaid in April 2023 were not dilutive for the three and nine months ended September 30, 2024 and 2023.

19. Accumulated Other Comprehensive Income
The changes in AOCI by component are as follows (amounts in thousands):

Cumulative Unrealized Gain (Loss) on Available-for- Sale Securities
Three Months Ended September 30, 2024
Balance at July 1, 2024	$13,920
OCI before reclassifications	2,336
Amounts reclassified from AOCI	—
Net period OCI	2,336
Balance at September 30, 2024	$16,256
Three Months Ended September 30, 2023
Balance at July 1, 2023	$17,355
OCI before reclassifications	(3,286)
Amounts reclassified from AOCI	45
Net period OCI	(3,241)
Balance at September 30, 2023	$14,114
Nine Months Ended September 30, 2024
Balance at January 1, 2024	$15,352
OCI before reclassifications	904
Amounts reclassified from AOCI	—
Net period OCI	904
Balance at September 30, 2024	$16,256
Nine Months Ended September 30, 2023
Balance at January 1, 2023	$20,955
OCI before reclassifications	(6,886)
Amounts reclassified from AOCI	45
Net period OCI	(6,841)
Balance at September 30, 2023	$14,114

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

Internal valuations at interim quarter ends, including September 30, 2024, are prepared by management. The valuation of properties is based on a direct income capitalization approach, whereby a direct capitalization market rate is applied to annualized in-place net operating income at the portfolio level. The direct capitalization rate is initially calibrated to the implied rate from the latest appraisal and adjusted for subsequent changes in current market capitalization rates for sales of comparable multifamily properties. The valuations of secured financing agreements, working capital and interest rate derivatives are consistent with the methodologies described in the paragraph above.

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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level II of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level III inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of September 30, 2024 and December 31, 2023, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level II of the fair value hierarchy.
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
Fair Value Disclosures
The following tables present our financial assets and liabilities carried at fair value on a recurring basis in the consolidated balance sheets by their level in the fair value hierarchy as of September 30, 2024 and December 31, 2023 (amounts in thousands):

	September 30, 2024
	Total	Level I	Level II	Level III
Financial Assets:
Loans under fair value option	$2,773,379	$—	$—	$2,773,379
RMBS	97,486	—	—	97,486
CMBS	26,777	—	—	26,777
Equity security	5,607	5,607	—	—
Woodstar Fund investments	1,984,822	—	—	1,984,822
Domestic servicing rights	20,166	—	—	20,166
Derivative assets	74,639	—	74,639	—
VIE assets	39,950,395	—	—	39,950,395
Total	$44,933,271	$5,607	$74,639	$44,853,025
Financial Liabilities:
Derivative liabilities	$118,161	$—	$118,161	$—
VIE liabilities	38,334,618	—	33,470,099	4,864,519
Total	$38,452,779	$—	$33,588,260	$4,864,519

	December 31, 2023
	Total	Level I	Level II	Level III
Financial Assets:
Loans under fair value option	$2,645,637	$—	$—	$2,645,637
RMBS	102,368	—	—	102,368
CMBS	18,600	—	—	18,600
Equity security	8,340	8,340	—	—
Woodstar Fund investments	2,012,833	—	—	2,012,833
Domestic servicing rights	19,384	—	—	19,384
Derivative assets	63,437	—	63,437	—
VIE assets	43,786,356	—	—	43,786,356
Total	$48,656,955	$8,340	$63,437	$48,585,178
Financial Liabilities:
Derivative liabilities	$102,467	$—	$102,467	$—
VIE liabilities	42,175,734	—	36,570,938	5,604,796
Total	$42,278,201	$—	$36,673,405	$5,604,796

The changes in financial assets and liabilities classified as Level III are as follows for the three and nine months ended September 30, 2024 and 2023 (amounts in thousands):

Three Months Ended September 30, 2024	Loans at Fair Value	RMBS	CMBS	Woodstar Fund Investments	Domestic Servicing Rights	VIE Assets	VIE Liabilities	Total
July 1, 2024 balance	$2,588,657	$98,438	$19,992	$2,004,983	$20,507	$39,665,392	$(5,042,474)	$39,355,495
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	114,871	—	(1,083)	(20,161)	(341)	(1,455,907)	62,194	(1,300,427)
Net accretion	—	1,076	—	—	—	—	—	1,076
Included in OCI	—	2,336	—	—	—	—	—	2,336
Purchases / Originations	600,966	—	—	—	—	—	—	600,966
Sales	(471,812)	—	—	—	—	—	—	(471,812)
Issuances	—	—	—	—	—	—	(7,144)	(7,144)
Cash repayments / receipts	(57,951)	(4,364)	(40)	—	—	—	(4,661)	(67,016)
Transfers into Level III	—	—	7,908	—	—	—	(256,091)	(248,183)
Transfers out of Level III	(1,352)	—	—	—	—	—	335,598	334,246
Consolidation of VIEs	—	—	—	—	—	1,920,430	—	1,920,430
Deconsolidation of VIEs	—	—	—	—	—	(179,520)	48,059	(131,461)
September 30, 2024 balance	$2,773,379	$97,486	$26,777	$1,984,822	$20,166	$39,950,395	$(4,864,519)	$39,988,506
Amount of unrealized gains (losses) attributable to assets still held at September 30, 2024:
Included in earnings	$92,282	$1,076	$125	$(20,161)	$(341)	$(1,455,907)	$62,194	$(1,320,732)
Included in OCI	$—	$2,336	$—	$—	$—	$—	$—	$2,336

Three Months Ended September 30, 2023	Loans at Fair Value	RMBS	CMBS	Woodstar Fund Investments	Domestic Servicing Rights	VIE Assets	VIE Liabilities	Total
July 1, 2023 balance	$2,673,220	$107,216	$18,603	$1,976,985	$18,256	$46,864,870	$(5,891,459)	$45,767,691
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	(66,806)	—	241	2,199	(68)	(2,195,966)	157,469	(2,102,931)
Net accretion	—	1,170	—	—	—	—	—	1,170
Included in OCI	—	(3,241)	—	—	—	—	—	(3,241)
Purchases / Originations	113,237	—	—	—	—	—	—	113,237
Sales	(63,857)	(601)	—	—	—	—	—	(64,458)
Cash repayments / receipts	(53,265)	(2,468)	(104)	—	—	—	(645)	(56,482)
Transfers into Level III	20	—	—	—	—	—	(488,071)	(488,051)
Transfers out of Level III	(284)	—	—	—	—	—	854,302	854,018
September 30, 2023 balance	$2,602,265	$102,076	$18,740	$1,979,184	$18,188	$44,668,904	$(5,368,404)	$44,020,953
Amount of unrealized gains (losses) attributable to assets still held at September 30, 2023:
Included in earnings	$(73,230)	$1,170	$241	$2,199	$(68)	$(2,195,966)	$157,469	$(2,108,185)
Included in OCI	$—	$(3,286)	$—	$—	$—	$—	$—	$(3,286)

Nine Months Ended September 30, 2024	Loans at Fair Value	RMBS	CMBS	Woodstar Fund Investments	Domestic Servicing Rights	VIE Assets	VIE Liabilities	Total
January 1, 2024 balance	$2,645,637	$102,368	$18,600	$2,012,833	$19,384	$43,786,356	$(5,604,796)	$42,980,382
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	150,279	—	(172)	(28,011)	782	(4,864,896)	297,447	(4,444,571)
Net accretion	—	3,397	—	—	—	—	—	3,397
Included in OCI	—	904	—	—	—	—	—	904
Purchases / Originations	1,206,016	—	—	—	—	—	—	1,206,016
Sales	(830,221)	—	—	—	—	—	—	(830,221)
Issuances	—	—	—	—	—	—	(12,923)	(12,923)
Cash repayments / receipts	(165,610)	(9,183)	(143)	—	—	—	(9,088)	(184,024)
Transfers into Level III	—	—	7,908	—	—	—	(948,401)	(940,493)
Transfers out of Level III	(232,722)	—	—	—	—	—	1,340,427	1,107,705
Consolidation of VIEs	—	—	—	—	—	1,920,430	—	1,920,430
Deconsolidation of VIEs	—	—	584	—	—	(891,495)	72,815	(818,096)
September 30, 2024 balance	$2,773,379	$97,486	$26,777	$1,984,822	$20,166	$39,950,395	$(4,864,519)	$39,988,506
Amount of unrealized gains (losses) attributable to assets still held at September 30, 2024:
Included in earnings	$93,384	$3,397	$172	$(28,011)	$782	$(4,864,896)	$297,447	$(4,497,725)
Included in OCI	$—	$904	$—	$—	$—	$—	$—	$904

Nine Months Ended September 30, 2023	Loans at Fair Value	RMBS	CMBS	Woodstar Fund Investments	Domestic Servicing Rights	VIE Assets	VIE Liabilities	Total
January 1, 2023 balance	$2,784,594	$113,386	$19,108	$1,761,002	$17,790	$52,453,041	$(5,505,943)	$51,642,978
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	(111,247)	—	317	218,182	398	(7,784,137)	462,074	(7,214,413)
Net accretion	—	3,583	—	—	—	—	—	3,583
Included in OCI	—	(6,841)	—	—	—	—	—	(6,841)
Purchases / Originations	362,688	—	—	—	—	—	—	362,688
Sales	(235,174)	(601)	—	—	—	—	—	(235,775)
Cash repayments / receipts	(137,916)	(7,451)	(685)	—	—	—	(12,295)	(158,347)
Transfers into Level III	26	—	—	—	—	—	(1,687,002)	(1,686,976)
Transfers out of Level III	(60,706)	—	—	—	—	—	1,374,762	1,314,056
September 30, 2023 balance	$2,602,265	$102,076	$18,740	$1,979,184	$18,188	$44,668,904	$(5,368,404)	$44,020,953
Amount of unrealized gains (losses) attributable to assets still held at September 30, 2023:
Included in earnings	$(133,679)	$3,552	$317	$218,182	$398	$(7,784,137)	$462,074	$(7,233,293)
Included in OCI	$—	$(6,875)	$—	$—	$—	$—	$—	$(6,875)
Amounts were transferred from Level II to Level III due to a decrease in the observable relevant market activity and amounts were transferred from Level III to Level II due to an increase in the observable relevant market activity.

The following table presents the fair values of our financial instruments not carried at fair value on the consolidated balance sheets (amounts in thousands):

	September 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets not carried at fair value:
Loans	$16,128,765	$16,236,852	$17,574,249	$17,483,058
HTM debt securities	585,932	561,474	606,254	581,160
Financial liabilities not carried at fair value:
Secured financing agreements, CLOs and SASB (a)	$15,156,867	$15,197,565	$17,552,979	$17,466,172
Unsecured senior notes	2,757,146	2,791,332	2,158,888	2,128,835
__________________________________________________

(a)As of December 31, 2023, includes debt related to properties held-for-sale.
The following is quantitative information about significant unobservable inputs in our Level III measurements for those assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

	Carrying Value at September 30, 2024	Valuation Technique	Unobservable Input	Range (Weighted Average) as of (1)
				September 30, 2024	December 31, 2023
Loans under fair value option	$2,773,379	Discounted cash flow, market pricing	Coupon (d)	2.8% - 10.5% (4.7%)	2.8% - 9.9% (4.5%)
			Remaining contractual term (d)	3.5 - 37.8 years (25.3 years)	4.3 - 38.5 years (27.4 years)
			FICO score (a)	585 - 829 (750)	585 - 900 (749)
			LTV (b)	4% - 93% (64%)	5% - 140% (68%)
			Purchase price (d)	80.0% - 106.8% (101.2%)	80.0% - 108.6% (101.4%)
RMBS	97,486	Discounted cash flow	Constant prepayment rate (a)	2.2% - 9.2% (4.6%)	2.9% - 9.6% (5.2%)
			Constant default rate (b)	0.9% - 4.2% (1.6%)	1.0% - 4.2% (1.7%)
			Loss severity (b)	0% - 63% (13%) (f)	0% - 99% (17%) (f)
			Delinquency rate (c)	9% - 26% (14%)	8% - 25% (14%)
			Servicer advances (a)	22% - 79% (50%)	30% - 78% (51%)
			Annual coupon deterioration (b)	0% - 0.26% (0.04%)	0% - 1.30% (0.10%)
			Putback amount per projected total collateral loss (e)	0% - 1.25% (0.03%)	0% - 7.70% (0.50%)
CMBS	26,777	Discounted cash flow	Yield (b)	0% - 54.6% (13.0%)	0% - 540.1% (10.6%)
			Duration (c)	0 - 7.3 years (2.3 years)	0 - 6.7 years (2.4 years)
Woodstar Fund investments	1,984,822	Discounted cash flow	Discount rate - properties (b)	N/A	6.3% - 7.0% (6.7%)
			Discount rate - debt (a)	3.0% - 6.0% (4.9%)	3.0% - 6.9% (5.4%)
			Terminal capitalization rate (b)	N/A	4.8% - 5.5% (5.2%)
			Direct capitalization rate (b)	4.60% (4.60%)	4.25% (4.25%) (Implied)
Domestic servicing rights	20,166	Discounted cash flow	Debt yield (a)	8.50% (8.50%)	8.50% (8.50%)
			Discount rate (b)	15% (15%)	15% (15%)
VIE assets	39,950,395	Discounted cash flow	Yield (b)	0% - 649.1% (20.1%)	0% - 691.0% (15.9%)
			Duration (c)	0 - 9.2 years (2.0 years)	0 - 10.0 years (1.8 years)
VIE liabilities	4,864,519	Discounted cash flow	Yield (b)	0% - 649.1% (12.3%)	0% - 691.0% (11.4%)
			Duration (c)	0 - 9.2 years (1.7 years)	0 - 10.0 years (1.7 years)
______________________________________________________________________________________________________________________
(1)Unobservable inputs were weighted by the relative carrying value of the instruments as of September 30, 2024 and December 31, 2023.
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
(f)3% and 5% of the portfolio falls within a range of 45% - 80% as of September 30, 2024 and December 31, 2023, respectively.
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
Our TRSs engage in various real estate-related operations, including special servicing of commercial real estate, originating and securitizing mortgage loans, and investing in entities which engage in real estate-related operations. As of September 30, 2024 and December 31, 2023, approximately $3.2 billion and $3.1 billion, respectively, of assets were owned by TRS entities. Our TRSs are not consolidated for U.S. federal income tax purposes, but are instead taxed as corporations. For financial reporting purposes, a provision for current and deferred taxes is established for the portion of earnings recognized by us with respect to our interest in TRSs.
The following table is a reconciliation of our U.S. federal income tax provision determined using our statutory federal tax rate to our reported income tax provision (benefit) for the three and nine months ended September 30, 2024 and 2023 (dollars in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024		2023		2024		2023
Federal statutory tax rate	$17,350	21.0%	$8,395	21.0%	$70,830	21.0%	$66,049	21.0%
REIT and other non-taxable income	(9,069)	(11.0)%	(17,486)	(43.7)%	(49,091)	(14.5)%	(81,262)	(25.8)%
State income taxes	2,721	3.3%	(2,987)	(7.5)%	7,143	2.1%	(4,999)	(1.6)%
Federal benefit of state tax deduction	(571)	(0.7)%	628	1.6%	(1,500)	(0.4)%	1,050	0.3%
Other	18	—%	51	0.1%	151	—%	165	0.1%
Effective tax rate	$10,449	12.6%	$(11,399)	(28.5)%	$27,533	8.2%	$(18,997)	(6.0)%

For the three and nine months ended September 30, 2024 and 2023, we have utilized the discrete effective tax rate method, as allowed by ASC 740-270-30-18, “Income Taxes—Interim Reporting,” to calculate our interim income tax expense (benefit). The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year to date period as if it was the annual period and determines the income tax expense or benefit on that basis. We believe that due to market dislocation and volatility, particularly with respect to the Company’s residential assets that are housed in TRSs, the use of the discrete method is more appropriate at this time than the annual effective tax rate method due to the high degree of uncertainty in estimating annual pretax earnings.

22. Commitments and Contingencies

As of September 30, 2024, our Commercial and Residential Lending Segment had future commercial loan funding commitments totaling $1.3 billion, of which we expect to fund $1.1 billion. These future funding commitments primarily relate to construction projects, capital improvements, tenant improvements and leasing commissions.
In connection with the prior sale of a $433.1 million first mortgage loan on an office and retail center in Los Angeles, for which we retained the mezzanine loan ($82.3 million amortized cost), we entered into various guarantees, including a funding guaranty, a carry guaranty and a guaranty related to tenant improvement and leasing commission deficiencies. As of June 30, 2024, these guarantees provided for the payment of approximately $79.8 million by us to the senior lender in the event that the first mortgage loan is foreclosed. During the three months ended September 30, 2024, this amount increased by $6.2 million because of payments made by the borrower pursuant to these guarantees. In conjunction with an extension of the loan for up to three years, we are finalizing a modification with the borrower and senior lender to effectively monetize these guarantees as future funding commitments over the extension period. Any payments pursuant to these guarantees would be recovered via ultimate liquidation of the property and would precede any recovery by the borrower. The senior lender obtained an appraisal during the three months ended March 31, 2024 indicating full recovery in excess of the outstanding debt plus the guarantees. Given the probability that all payments pursuant to these guarantees will be made, we included $86.0 million of potential future payments in our general CECL allowance determination. As of September 30, 2024, this loan, including the guarantees, had an associated general CECL allowance of $31.2 million.
As of September 30, 2024, our Infrastructure Lending Segment had future infrastructure loan funding commitments totaling $165.2 million, including $37.7 million under revolvers and letters of credit (“LCs”) and $127.5 million under delayed draw term loans. As of September 30, 2024, $2.9 million of revolvers and LCs were outstanding. Additionally, as of September 30, 2024, our Infrastructure Lending Segment had outstanding loan purchase commitments of $351.3 million.
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
The table below presents our results of operations for the three months ended September 30, 2024 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Revenues:
Interest income from loans	$349,589	$63,910	$—	$5,258	$—	$418,757	$—	$418,757
Interest income from investment securities	29,392	123	—	24,882	—	54,397	(37,170)	17,227
Servicing fees	109	—	—	15,448	—	15,557	(3,730)	11,827
Rental income	4,267	—	16,352	5,360	—	25,979	—	25,979
Other revenues	2,149	1,410	212	1,338	641	5,750	—	5,750
Total revenues	385,506	65,443	16,564	52,286	641	520,440	(40,900)	479,540
Costs and expenses:
Management fees	185	—	—	—	27,254	27,439	—	27,439
Interest expense	209,464	38,381	10,375	10,160	69,687	338,067	(208)	337,859
General and administrative	14,430	4,440	1,236	24,249	3,699	48,054	—	48,054
Costs of rental operations	3,140	—	6,057	2,936	—	12,133	—	12,133
Depreciation and amortization	2,264	14	5,914	1,745	251	10,188	—	10,188
Credit loss provision, net	65,021	1,406	—	—	—	66,427	—	66,427
Other expense	15	175	—	285	—	475	—	475
Total costs and expenses	294,519	44,416	23,582	39,375	100,891	502,783	(208)	502,575
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	—	16,570	16,570
Change in fair value of servicing rights	—	—	—	975	—	975	(1,316)	(341)
Change in fair value of investment securities, net	2,913	—	—	(29,277)	—	(26,364)	25,586	(778)
Change in fair value of mortgage loans, net	95,747	—	—	19,124	—	114,871	—	114,871
Loss from affordable housing fund investments	—	—	(5,590)	—	—	(5,590)	—	(5,590)
Earnings (loss) from unconsolidated entities	1,277	(963)	—	183	—	497	(148)	349
Gain on sale of investments and other assets, net	—	—	—	8,316	—	8,316	—	8,316
(Loss) gain on derivative financial instruments, net	(108,436)	(104)	(546)	(3,592)	28,737	(83,941)	—	(83,941)
Foreign currency gain (loss), net	58,930	546	(55)	—	—	59,421	—	59,421
Loss on extinguishment of debt	(142)	—	—	(100)	—	(242)	—	(242)
Other (loss) income, net	(2,146)	—	(879)	44	—	(2,981)	—	(2,981)
Total other income (loss)	48,143	(521)	(7,070)	(4,327)	28,737	64,962	40,692	105,654
Income (loss) before income taxes	139,130	20,506	(14,088)	8,584	(71,513)	82,619	—	82,619
Income tax (provision) benefit	(7,422)	156	—	(3,183)	—	(10,449)	—	(10,449)
Net income (loss)	131,708	20,662	(14,088)	5,401	(71,513)	72,170	—	72,170
Net (income) loss attributable to non-controlling interests	(3)	—	(3,148)	7,049	—	3,898	—	3,898
Net income (loss) attributable to Starwood Property Trust, Inc.	$131,705	$20,662	$(17,236)	$12,450	$(71,513)	$76,068	$—	$76,068

The table below presents our results of operations for the three months ended September 30, 2023 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Revenues:
Interest income from loans	$397,045	$58,628	$—	$1,626	$—	$457,299	$—	$457,299
Interest income from investment securities	36,178	155	—	25,133	—	61,466	(41,333)	20,133
Servicing fees	147	—	—	11,228	—	11,375	(2,745)	8,630
Rental income	2,470	—	23,567	7,054	—	33,091	—	33,091
Other revenues	822	469	193	407	503	2,394	—	2,394
Total revenues	436,662	59,252	23,760	45,448	503	565,625	(44,078)	521,547
Costs and expenses:
Management fees	199	—	—	—	26,944	27,143	—	27,143
Interest expense	247,727	34,887	14,161	8,448	63,346	368,569	(212)	368,357
General and administrative	15,659	3,822	1,021	21,365	4,824	46,691	—	46,691
Costs of rental operations	2,475	—	6,039	3,263	—	11,777	—	11,777
Depreciation and amortization	1,912	27	7,930	2,402	—	12,271	—	12,271
Credit loss provision, net	51,487	1,147	—	—	—	52,634	—	52,634
Other expense	723	4	—	—	—	727	—	727
Total costs and expenses	320,182	39,887	29,151	35,478	95,114	519,812	(212)	519,600
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	—	43,763	43,763
Change in fair value of servicing rights	—	—	—	(983)	—	(983)	915	(68)
Change in fair value of investment securities, net	21,456	—	—	(20,753)	—	703	(420)	283
Change in fair value of mortgage loans, net	(68,450)	—	—	1,644	—	(66,806)	—	(66,806)
Income from affordable housing fund investments	—	—	16,908	—	—	16,908	—	16,908
Earnings (loss) from unconsolidated entities	1,142	(2,459)	—	400	—	(917)	(392)	(1,309)
(Loss) gain on sale of investments and other assets, net	(52)	—	—	10,668	—	10,616	—	10,616
Gain (loss) on derivative financial instruments, net	99,735	98	557	4,116	(9,623)	94,883	—	94,883
Foreign currency (loss) gain, net	(56,309)	(382)	45	—	—	(56,646)	—	(56,646)
Loss on extinguishment of debt	(757)	—	—	(315)	—	(1,072)	—	(1,072)
Other (loss) income, net	(2,527)	(6)	—	12	—	(2,521)	—	(2,521)
Total other income (loss)	(5,762)	(2,749)	17,510	(5,211)	(9,623)	(5,835)	43,866	38,031
Income (loss) before income taxes	110,718	16,616	12,119	4,759	(104,234)	39,978	—	39,978
Income tax benefit	9,823	243	—	1,333	—	11,399	—	11,399
Net income (loss)	120,541	16,859	12,119	6,092	(104,234)	51,377	—	51,377
Net income attributable to non-controlling interests	(3)	—	(7,812)	3,873	—	(3,942)	—	(3,942)
Net income (loss) attributable to Starwood Property Trust, Inc.	$120,538	$16,859	$4,307	$9,965	$(104,234)	$47,435	$—	$47,435

The table below presents our results of operations for the nine months ended September 30, 2024 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Revenues:
Interest income from loans	$1,102,810	$194,526	$—	$12,345	$—	$1,309,681	$—	$1,309,681
Interest income from investment securities	90,170	391	—	70,663	—	161,224	(108,791)	52,433
Servicing fees	361	—	—	48,512	—	48,873	(11,324)	37,549
Rental income	11,819	—	52,863	15,603	—	80,285	—	80,285
Other revenues	4,455	2,690	574	2,836	1,951	12,506	—	12,506
Total revenues	1,209,615	197,607	53,437	149,959	1,951	1,612,569	(120,115)	1,492,454
Costs and expenses:
Management fees	569	—	—	—	103,401	103,970	—	103,970
Interest expense	662,124	115,229	35,325	26,952	199,200	1,038,830	(626)	1,038,204
General and administrative	49,003	14,625	3,701	71,407	11,063	149,799	—	149,799
Costs of rental operations	8,577	—	17,309	8,661	—	34,547	—	34,547
Depreciation and amortization	6,349	43	17,695	5,289	754	30,130	—	30,130
Credit loss provision, net	142,993	1,982	—	—	—	144,975	—	144,975
Other expense	771	175	35	453	—	1,434	—	1,434
Total costs and expenses	870,386	132,054	74,065	112,762	314,418	1,503,685	(626)	1,503,059
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	—	43,836	43,836
Change in fair value of servicing rights	—	—	—	(1,521)	—	(1,521)	2,303	782
Change in fair value of investment securities, net	(4,352)	—	—	(69,445)	—	(73,797)	74,301	504
Change in fair value of mortgage loans, net	102,781	—	—	47,498	—	150,279	—	150,279
Income from affordable housing fund investments	—	—	10,304	—	—	10,304	—	10,304
Earnings (loss) from unconsolidated entities	10,293	(694)	—	1,046	—	10,645	(951)	9,694
(Loss) gain on sale of investments and other assets, net	(41)	—	92,003	8,316	—	100,278	—	100,278
Gain on derivative financial instruments, net	11,636	59	1,442	129	5,718	18,984	—	18,984
Foreign currency gain (loss), net	23,970	479	(13)	—	—	24,436	—	24,436
Gain (loss) on extinguishment of debt	173	(620)	(2,254)	(100)	—	(2,801)	—	(2,801)
Other (loss) income, net	(7,337)	40	(1,156)	50	—	(8,403)	—	(8,403)
Total other income (loss)	137,123	(736)	100,326	(14,027)	5,718	228,404	119,489	347,893
Income (loss) before income taxes	476,352	64,817	79,698	23,170	(306,749)	337,288	—	337,288
Income tax (provision) benefit	(18,930)	414	—	(9,017)	—	(27,533)	—	(27,533)
Net income (loss)	457,422	65,231	79,698	14,153	(306,749)	309,755	—	309,755
Net (income) loss attributable to non-controlling interests	(10)	—	(15,010)	13,555	—	(1,465)	—	(1,465)
Net income (loss) attributable to Starwood Property Trust, Inc.	$457,412	$65,231	$64,688	$27,708	$(306,749)	$308,290	$—	$308,290

The table below presents our results of operations for the nine months ended September 30, 2023 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Revenues:
Interest income from loans	$1,166,758	$172,969	$—	$4,329	$—	$1,344,056	$—	$1,344,056
Interest income from investment securities	102,462	1,658	—	69,521	—	173,641	(115,952)	57,689
Servicing fees	441	—	—	30,472	—	30,913	(8,685)	22,228
Rental income	6,410	—	70,587	20,690	—	97,687	—	97,687
Other revenues	2,007	995	494	1,302	1,172	5,970	—	5,970
Total revenues	1,278,078	175,622	71,081	126,314	1,172	1,652,267	(124,637)	1,527,630
Costs and expenses:
Management fees	629	—	—	—	97,032	97,661	—	97,661
Interest expense	724,452	103,188	40,229	24,752	175,002	1,067,623	(633)	1,066,990
General and administrative	42,117	11,520	2,966	62,052	13,300	131,955	—	131,955
Costs of rental operations	7,505	—	17,034	10,371	—	34,910	—	34,910
Depreciation and amortization	5,262	84	24,061	7,603	—	37,010	—	37,010
Credit loss provision, net	200,439	17,314	—	—	—	217,753	—	217,753
Other expense	2,116	17	23	(41)	—	2,115	—	2,115
Total costs and expenses	982,520	132,123	84,313	104,737	285,334	1,589,027	(633)	1,588,394
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	—	139,024	139,024
Change in fair value of servicing rights	—	—	—	(2,684)	—	(2,684)	3,082	398
Change in fair value of investment securities, net	62,766	—	—	(46,213)	—	16,553	(16,200)	353
Change in fair value of mortgage loans, net	(125,390)	—	—	14,143	—	(111,247)	—	(111,247)
Income from affordable housing fund investments	—	—	253,696	—	—	253,696	—	253,696
Earnings (loss) from unconsolidated entities	3,563	1,324	—	8,393	—	13,280	(1,902)	11,378
(Loss) gain on sale of investments and other assets, net	(140)	—	—	15,626	—	15,486	—	15,486
Gain (loss) on derivative financial instruments, net	132,686	244	4,448	4,469	(23,416)	118,431	—	118,431
Foreign currency (loss) gain, net	(18,118)	(225)	50	—	—	(18,293)	—	(18,293)
Loss on extinguishment of debt	(1,822)	—	—	(434)	—	(2,256)	—	(2,256)
Other (loss) income, net	(31,693)	—	(5)	12	—	(31,686)	—	(31,686)
Total other income (loss)	21,852	1,343	258,189	(6,688)	(23,416)	251,280	124,004	375,284
Income (loss) before income taxes	317,410	44,842	244,957	14,889	(307,578)	314,520	—	314,520
Income tax benefit	15,981	581	—	2,435	—	18,997	—	18,997
Net income (loss)	333,391	45,423	244,957	17,324	(307,578)	333,517	—	333,517
Net income attributable to non-controlling interests	(10)	—	(65,149)	(106)	—	(65,265)	—	(65,265)
Net income (loss) attributable to Starwood Property Trust, Inc.	$333,381	$45,423	$179,808	$17,218	$(307,578)	$268,252	$—	$268,252

The table below presents our consolidated balance sheet as of September 30, 2024 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Assets:
Cash and cash equivalents	$11,235	$174,581	$35,527	$13,692	$122,818	$357,853	$—	$357,853
Restricted cash	93,839	19,825	1,057	4,627	32,935	152,283	—	152,283
Loans held-for-investment, net	13,713,603	2,415,162	—	—	—	16,128,765	—	16,128,765
Loans held-for-sale	2,540,411	—	—	232,968	—	2,773,379	—	2,773,379
Investment securities	1,094,588	17,275	—	1,189,930	—	2,301,793	(1,585,991)	715,802
Properties, net	476,951	—	659,351	58,288	—	1,194,590	—	1,194,590
Investments of consolidated affordable housing fund	—	—	1,984,822	—	—	1,984,822	—	1,984,822
Investments in unconsolidated entities	26,407	51,997	—	27,270	—	105,674	(14,665)	91,009
Goodwill	—	119,409	—	140,437	—	259,846	—	259,846
Intangible assets	11,373	—	22,770	61,577	—	95,720	(35,561)	60,159
Derivative assets	67,220	—	544	1,799	5,076	74,639	—	74,639
Accrued interest receivable	179,174	16,572	224	964	212	197,146	—	197,146
Other assets	150,882	7,247	52,816	8,646	73,571	293,162	—	293,162
VIE assets, at fair value	—	—	—	—	—	—	39,950,395	39,950,395
Total Assets	$18,365,683	$2,822,068	$2,757,111	$1,740,198	$234,612	$25,919,672	$38,314,178	$64,233,850
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$184,956	$63,422	$12,584	$44,583	$89,689	$395,234	$—	$395,234
Related-party payable	—	—	—	—	25,542	25,542	—	25,542
Dividends payable	—	—	—	—	163,669	163,669	—	163,669
Derivative liabilities	90,530	—	—	69	27,562	118,161	—	118,161
Secured financing agreements, net	8,628,342	796,183	479,138	639,323	1,332,072	11,875,058	(20,440)	11,854,618
Collateralized loan obligations and single asset securitization, net	2,163,968	1,138,281	—	—	—	3,302,249	—	3,302,249
Unsecured senior notes, net	—	—	—	—	2,757,146	2,757,146	—	2,757,146
VIE liabilities, at fair value	—	—	—	—	—	—	38,334,618	38,334,618
Total Liabilities	11,067,796	1,997,886	491,722	683,975	4,395,680	18,637,059	38,314,178	56,951,237
Temporary Equity: Redeemable non-controlling interests	—	—	410,799	—	—	410,799	—	410,799
Permanent Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Common stock	—	—	—	—	3,447	3,447	—	3,447
Additional paid-in capital	1,309,195	586,273	(391,883)	(652,611)	5,460,889	6,311,863	—	6,311,863
Treasury stock	—	—	—	—	(138,022)	(138,022)	—	(138,022)
Retained earnings (accumulated deficit)	5,972,318	237,909	2,039,228	1,584,106	(9,487,382)	346,179	—	346,179
Accumulated other comprehensive income	16,256	—	—	—	—	16,256	—	16,256
Total Starwood Property Trust, Inc. Stockholders’ Equity	7,297,769	824,182	1,647,345	931,495	(4,161,068)	6,539,723	—	6,539,723
Non-controlling interests in consolidated subsidiaries	118	—	207,245	124,728	—	332,091	—	332,091
Total Permanent Equity	7,297,887	824,182	1,854,590	1,056,223	(4,161,068)	6,871,814	—	6,871,814
Total Liabilities and Equity	$18,365,683	$2,822,068	$2,757,111	$1,740,198	$234,612	$25,919,672	$38,314,178	$64,233,850

The table below presents our consolidated balance sheet as of December 31, 2023 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Assets:
Cash and cash equivalents	$8,823	$56,300	$19,957	$22,011	$87,569	$194,660	$—	$194,660
Restricted cash	23,902	28,693	1,016	5,175	58,526	117,312	—	117,312
Loans held-for-investment, net	15,069,389	2,495,660	—	9,200	—	17,574,249	—	17,574,249
Loans held-for-sale	2,604,594	—	—	41,043	—	2,645,637	—	2,645,637
Investment securities	1,147,829	19,042	—	1,147,550	—	2,314,421	(1,578,859)	735,562
Properties, net	431,155	—	555,455	59,774	—	1,046,384	—	1,046,384
Properties held-for-sale	—	—	290,937	—	—	290,937	—	290,937
Investments of consolidated affordable housing fund	—	—	2,012,833	—	—	2,012,833	—	2,012,833
Investments in unconsolidated entities	19,151	52,691	—	33,134	—	104,976	(14,600)	90,376
Goodwill	—	119,409	—	140,437	—	259,846	—	259,846
Intangible assets	13,415	—	25,432	63,985	—	102,832	(37,865)	64,967
Derivative assets	55,559	84	5,638	2,156	—	63,437	—	63,437
Accrued interest receivable	180,441	12,485	1,502	1,369	5,070	200,867	—	200,867
Other assets	301,436	3,486	50,459	15,828	49,564	420,773	—	420,773
VIE assets, at fair value	—	—	—	—	—	—	43,786,356	43,786,356
Total Assets	$19,855,694	$2,787,850	$2,963,229	$1,541,662	$200,729	$27,349,164	$42,155,032	$69,504,196
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$106,236	$45,232	$12,225	$44,452	$85,297	$293,442	$—	$293,442
Related-party payable	—	—	—	—	44,816	44,816	—	44,816
Dividends payable	—	—	—	—	152,888	152,888	—	152,888
Derivative liabilities	54,066	—	—	—	48,401	102,467	—	102,467
Secured financing agreements, net	10,368,668	1,088,965	598,350	495,857	1,336,913	13,888,753	(20,757)	13,867,996
Collateralized loan obligations and single asset securitization, net	2,674,938	816,354	—	—	—	3,491,292	—	3,491,292
Unsecured senior notes, net	—	—	—	—	2,158,888	2,158,888	—	2,158,888
Debt related to properties held-for-sale	—	—	193,691	—	—	193,691	—	193,691
VIE liabilities, at fair value	—	—	—	—	—	—	42,175,734	42,175,734
Total Liabilities	13,203,908	1,950,551	804,266	540,309	3,827,203	20,326,237	42,154,977	62,481,214
Temporary Equity: Redeemable non-controlling interests	—	—	414,348	—	—	414,348	—	414,348
Permanent Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Common stock	—	—	—	—	3,208	3,208	—	3,208
Additional paid-in capital	1,121,413	664,621	(437,169)	(705,176)	5,220,981	5,864,670	—	5,864,670
Treasury stock	—	—	—	—	(138,022)	(138,022)	—	(138,022)
Retained earnings (accumulated deficit)	5,514,906	172,678	1,974,539	1,556,399	(8,712,641)	505,881	—	505,881
Accumulated other comprehensive income	15,352	—	—	—	—	15,352	—	15,352
Total Starwood Property Trust, Inc. Stockholders’ Equity	6,651,671	837,299	1,537,370	851,223	(3,626,474)	6,251,089	—	6,251,089
Non-controlling interests in consolidated subsidiaries	115	—	207,245	150,130	—	357,490	55	357,545
Total Permanent Equity	6,651,786	837,299	1,744,615	1,001,353	(3,626,474)	6,608,579	55	6,608,634
Total Liabilities and Equity	$19,855,694	$2,787,850	$2,963,229	$1,541,662	$200,729	$27,349,164	$42,155,032	$69,504,196

24. Subsequent Events
Our significant events subsequent to September 30, 2024 were as follows:
Collateralized Loan Obligations
On October 11, 2024, we refinanced a $600.0 million pool of our infrastructure loans held-for-investment through a CLO, STWD 2024-SIF4, with $496.2 million of third party financing at a weighted average coupon of SOFR + 1.93%. The CLO contains a reinvestment feature that, subject to certain eligibility criteria, allows us to contribute new loans or participation interests in loans to the CLO for a period of three years. In connection therewith, we redeemed at par the third party financing for our STWD 2021-SIF1 CLO for $402.8 million and contributed certain loans previously held in that CLO to STWD 2024-SIF4.
Unsecured Senior Notes
On October 10, 2024, we issued $400.0 million of 6.00% Senior Notes due 2030 which mature on April 15, 2030. At closing, we swapped the notes to a floating rate of SOFR + 2.70%.
On October 21, 2024, we provided 30 days’ notice to early redeem $250.0 million of our Senior Notes due March 2025.
Fourth Quarter Dividend
On November 1, 2024, our Board rescinded the Early Fourth Quarter Dividend which was declared on July 24, 2024 and re-declared a dividend with the same terms on November 1, 2024. See further discussion in Note 17.

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

We have four reportable business segments as of September 30, 2024 and we refer to the investments within these segments as our target assets:
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
Economic Environment

During 2023, inflation began to moderate as a result of the monetary policy tightening actions taken by the Federal Reserve, including repeatedly raising interest rates. While the Federal Reserve began to lower interest rates in September 2024, interest rates may remain near recent highs which creates uncertainty for the economy and for our borrowers. Elevated interest rates over time may adversely affect our existing borrowers and lead to nonperformance as higher costs may dampen consumer spending and slow income growth, which may negatively impact the collateral underlying certain of our loans. Additionally, elevated interest rates could adversely affect the value of commercial real estate we own and that collateralizes our loans. It remains difficult to predict the full impact of recent events and any future changes in interest rates or inflation.

In addition, following the onset of the COVID-19 pandemic, the U.S. office sector has been adversely affected by the increase in remote working arrangements and, over the past several years, the retail sector has been adversely affected by electronic commerce. These negative factors have been considered in the determination of our current expected credit loss (“CECL”) allowance as discussed in Note 4 to the Condensed Consolidated Financial Statements. We may be required to record further increases to our CECL reserves in the future, depending on the performance of our portfolio and broader market conditions, and there may be volatility in the level of our CECL reserves, particularly if market conditions relevant to the office sector do not improve. Any such reserve increases are difficult to predict.
Developments During the Third Quarter of 2024
Commercial and Residential Lending Segment
•Originated or acquired $848.2 million of commercial loans during the quarter, including the following:
◦$301.4 million first mortgage loan (of which $41.8 million is classified as investment securities) secured by a portfolio of 34 high-quality big-box logistics assets located across the United Kingdom and Europe, which the Company has fully funded.
◦$189.4 million first mortgage loan to refinance a residential development located in New York, of which the Company funded $149.2 million.
◦$175.0 million first mortgage loan to renovate a 593-key beach resort located in Bermuda, of which the Company funded $22.6 million.
◦$110.0 million first mortgage and mezzanine loan to refinance a 26-story luxury multifamily property located in New Jersey, of which the Company funded $95.0 million.
◦$59.6 million first mortgage loan to refinance a Class A industrial property located in New York, of which the Company funded $54.8 million.
•Funded $133.5 million of previously originated commercial loan commitments and investment securities.
•Received gross proceeds of $1.1 billion ($356.2 million, net of debt repayments) from maturities and principal repayments on our commercial loans and investment securities.
Infrastructure Lending Segment
•Acquired $527.2 million of infrastructure loans and funded $8.3 million of pre-existing infrastructure loan commitments.
•Received proceeds of $409.5 million from principal repayments on our infrastructure loans and bonds.
•Entered into a credit facility to finance infrastructure loans with a maximum facility size of $250.0 million.
Investing and Servicing
•Originated commercial conduit loans of $614.9 million.
•Received proceeds of $703.2 million from sales of previously originated or acquired commercial conduit loans.
•Acquired CMBS for a purchase price of $126.1 million, of which $3.8 million related to non-controlling interests, and sold CMBS for total gross proceeds of $7.1 million.
•Obtained 16 new special servicing assignments for CMBS trusts with a total unpaid principal balance of $12.9 billion, while $3.6 billion matured, bringing our total named special servicing portfolio to $107.3 billion.
•Sold commercial real estate for gross proceeds of $18.2 million and recognized a gain of $8.3 million, of which $2.5 million was attributable to non-controlling interests.

Corporate
•In September 2024, issued 20.1 million shares of our common stock for proceeds of $392.5 million.
Developments During the Nine Months Ended September 30, 2024
Commercial and Residential Lending Segment
•Originated or acquired $1.2 billion of commercial loans during the period, including the following:
•$301.4 million first mortgage loan (of which $41.8 million is classified as investment securities) secured by a portfolio of 34 high-quality big-box logistics assets located across the United Kingdom and Europe, which the Company has fully funded.
◦£176.0 million ($219.8 million) first mortgage loan participation on a portfolio of vacation cottages, caravan homes and resorts across the United Kingdom, which the Company fully funded. Prior to acquisition, we had an existing participation in this loan, of which the outstanding balance was £352.0 million.
◦$189.4 million first mortgage loan to refinance a residential development located in New York, of which the Company funded $149.2 million.
◦$175.0 million first mortgage loan to renovate a 593-key beach resort located in Bermuda, of which the Company funded $22.6 million.
◦$110.0 million first mortgage and mezzanine loan to refinance a 26-story luxury multifamily property located in New Jersey, of which the Company funded $95.0 million.
◦$83.7 million first mortgage and mezzanine loan to refinance the existing debt of three multifamily properties and two new modular multifamily developments located in Georgia, Tennessee and Florida, of which the Company funded $55.7 million.
◦$59.6 million first mortgage loan to refinance a Class A industrial property located in New York, of which the Company funded $54.8 million.
◦$46.5 million first mortgage and mezzanine loan to finance the construction of four industrial properties located in California, of which the Company funded $18.4 million.
•Funded $364.2 million of previously originated commercial loan commitments and investment securities.
•Received gross proceeds of $2.6 billion ($1.0 billion, net of debt repayments) from maturities and principal repayments on our commercial loans and investment securities.
•Sold three units in a residential conversion project in New York for $12.1 million.
Infrastructure Lending Segment
•Acquired $884.0 million of infrastructure loans and funded $84.8 million of pre-existing infrastructure loan commitments.
•Received proceeds of $885.7 million from principal repayments on our infrastructure loans and bonds and $47.1 million from the sale of an infrastructure loan.
•Entered into a credit facility to finance infrastructure loans with a maximum facility size of $250.0 million.
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
•In February 2024, we sold the 16 retail properties which comprised our Property Segment's Master Lease Portfolio for net proceeds of $188.0 million, recognizing a net gain of $90.8 million.
Investing and Servicing Segment
•Originated or acquired commercial conduit loans of $1.2 billion.
•Received proceeds of $1.1 billion from sales of previously originated or acquired commercial conduit loans.
•Acquired CMBS for a purchase price of $134.0 million, of which $3.8 million related to non-controlling interests, and sold CMBS for total gross proceeds of $12.9 million, of which $2.8 million related to non-controlling interests.
•Obtained 23 new special servicing assignments for CMBS trusts with a total unpaid principal balance of $19.1 billion, while $10.4 billion matured and $0.1 billion transferred, bringing our total named special servicing portfolio to $107.3 billion.
•Sold commercial real estate for gross proceeds of $18.2 million and recognized a gain of $8.3 million, of which $2.5 million was attributable to non-controlling interests.
Corporate
•In September 2024, issued 20.1 million shares of our common stock for proceeds of $392.5 million.
•In June 2024, we repriced our $591.0 million term loan facility, reducing the spread by 50 bps from SOFR + 3.25% to SOFR + 2.75%.
•In March 2024, we issued $600.0 million of 7.25% Senior Notes due 2029 (the “2029 Senior Notes”) and swapped the notes to a floating rate of SOFR + 3.25%
Subsequent Events
Refer to Note 24 to the Consolidated Financial Statements for disclosure regarding significant transactions that occurred subsequent to September 30, 2024.

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
The following table compares our summarized results of operations for the three months ended September 30, 2024 and June 30, 2024 and for the nine months ended September 30, 2024 and 2023 by business segment (amounts in thousands):

	For the Three Months Ended			For the Nine Months Ended
Revenues:	September 30, 2024	June 30, 2024	$ Change	September 30, 2024	September 30, 2023	$ Change
Commercial and Residential Lending Segment	$385,506	$393,556	$(8,050)	$1,209,615	$1,278,078	$(68,463)
Infrastructure Lending Segment	65,443	65,236	207	197,607	175,622	21,985
Property Segment	16,564	15,971	593	53,437	71,081	(17,644)
Investing and Servicing Segment	52,286	55,613	(3,327)	149,959	126,314	23,645
Corporate	641	706	(65)	1,951	1,172	779
Securitization VIE eliminations	(40,900)	(41,256)	356	(120,115)	(124,637)	4,522
	479,540	489,826	(10,286)	1,492,454	1,527,630	(35,176)
Costs and expenses:
Commercial and Residential Lending Segment	294,519	283,017	11,502	870,386	982,520	(112,134)
Infrastructure Lending Segment	44,416	41,834	2,582	132,054	132,123	(69)
Property Segment	23,582	24,360	(778)	74,065	84,313	(10,248)
Investing and Servicing Segment	39,375	37,298	2,077	112,762	104,737	8,025
Corporate	100,891	104,875	(3,984)	314,418	285,334	29,084
Securitization VIE eliminations	(208)	(208)	—	(626)	(633)	7
	502,575	491,176	11,399	1,503,059	1,588,394	(85,335)
Other income (loss):
Commercial and Residential Lending Segment	48,143	62,571	(14,428)	137,123	21,852	115,271
Infrastructure Lending Segment	(521)	(60)	(461)	(736)	1,343	(2,079)
Property Segment	(7,070)	5,401	(12,471)	100,326	258,189	(157,863)
Investing and Servicing Segment	(4,327)	(4,856)	529	(14,027)	(6,688)	(7,339)
Corporate	28,737	(9,151)	37,888	5,718	(23,416)	29,134
Securitization VIE eliminations	40,692	41,048	(356)	119,489	124,004	(4,515)
	105,654	94,953	10,701	347,893	375,284	(27,391)
Income (loss) before income taxes:
Commercial and Residential Lending Segment	139,130	173,110	(33,980)	476,352	317,410	158,942
Infrastructure Lending Segment	20,506	23,342	(2,836)	64,817	44,842	19,975
Property Segment	(14,088)	(2,988)	(11,100)	79,698	244,957	(165,259)
Investing and Servicing Segment	8,584	13,459	(4,875)	23,170	14,889	8,281
Corporate	(71,513)	(113,320)	41,807	(306,749)	(307,578)	829
	82,619	93,603	(10,984)	337,288	314,520	22,768
Income tax (provision) benefit	(10,449)	(15,878)	5,429	(27,533)	18,997	(46,530)
Net loss (income) attributable to non-controlling interests	3,898	165	3,733	(1,465)	(65,265)	63,800
Net income attributable to Starwood Property Trust, Inc.	$76,068	$77,890	$(1,822)	$308,290	$268,252	$40,038

Three Months Ended September 30, 2024 Compared to the Three Months Ended June 30, 2024
Commercial and Residential Lending Segment

Revenues

For the three months ended September 30, 2024, revenues of our Commercial and Residential Lending Segment decreased $8.1 million to $385.5 million, compared to $393.6 million for the three months ended June 30, 2024. This was primarily due to a decrease in interest income from loans of $9.2 million comprised of (i) an $8.4 million decrease from commercial loans, reflecting lower average balances and additional loans placed on nonaccrual, partially offset by higher prepayment related income, and (ii) a $0.8 million decrease from residential loans reflecting lower average balances.

Costs and Expenses

For the three months ended September 30, 2024, costs and expenses of our Commercial and Residential Lending Segment increased $11.5 million to $294.5 million, compared to $283.0 million for the three months ended June 30, 2024. This increase was primarily due to a $22.0 million increase in the credit loss provision, partially offset by decreases of $7.0 million in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio and $3.3 million in general and administrative expenses. The increase in the credit loss provision was primarily due to higher LTVs on certain assets resulting from recent appraisals, as well as the impact of including future funding now considered probable under a loan guarantee arrangement (see Note 22 to the Condensed Consolidated Financial Statements). The decrease in interest expense was primarily due to lower average borrowings outstanding due to paydowns from net loan repayments and excess cash balances.

Net Interest Income (amounts in thousands)

	For the Three Months Ended
	September 30, 2024	June 30, 2024	Change
Interest income from loans	$349,589	$358,749	$(9,160)
Interest income from investment securities	29,392	29,373	19
Interest expense	(209,464)	(216,511)	7,047
Net interest income	$169,517	$171,611	$(2,094)

For the three months ended September 30, 2024, net interest income of our Commercial and Residential Lending Segment decreased $2.1 million to $169.5 million, compared to $171.6 million for the three months ended June 30, 2024. This decrease reflects the decrease in interest income, partially offset by the decrease in interest expense on our secured financing facilities, both as discussed in the sections above.

During the three months ended September 30, 2024 and June 30, 2024, the weighted average unlevered yields on the Commercial and Residential Lending Segment’s loans and investment securities, excluding retained RMBS and loans for which interest income is not recognized, were as follows:

	For the Three Months Ended
	September 30, 2024	June 30, 2024
Commercial	9.4%	9.4%
Residential	5.0%	5.1%
Overall	8.7%	8.8%

For the three months ended September 30, 2024, the weighted average unlevered yields on our commercial and residential loans were relatively unchanged from the previous quarter.

During the three months ended September 30, 2024 and June 30, 2024, the Commercial and Residential Lending Segment’s weighted average secured borrowing rates, inclusive of the amortization of deferred financing fees, were 7.5% and 7.6%, respectively. Interest rate hedges had the effect of reducing these weighted average borrowing costs to 6.6% and 6.7% during the three months ended September 30, 2024 and June 30, 2024, respectively.

Other Income

For the three months ended September 30, 2024, other income of our Commercial and Residential Lending Segment decreased $14.5 million to $48.1 million compared to $62.6 million for the three months ended June 30, 2024. This decrease was primarily due to (i) a $117.6 million unfavorable change in gain (loss) on derivatives, partially offset by (ii) a $52.1 million increase in foreign currency gain, (iii) a $48.0 million favorable change in fair value of residential loans and (iv) a $3.2 million favorable change in fair value of primarily RMBS investment securities. The unfavorable change in gain (loss) on derivatives in the third quarter of 2024 reflects a $62.2 million unfavorable change in gain (loss) on interest rate swaps principally related to residential loans, which is partially offset by the favorable change in fair value of those loans, and a $55.4 million increased loss on foreign currency hedges. The interest rate swaps are used primarily to hedge our interest rate risk on residential loans held-for-sale and to fix our interest rate payments on certain variable rate borrowings which fund fixed rate investments. The foreign currency hedges are used to fix the U.S. dollar amounts of cash flows (both interest and principal payments) we expect to receive from our foreign currency denominated loans and investments. The increased foreign currency gain and the increased loss on foreign currency hedges reflect the weakening of the U.S. dollar against the pound sterling (“GBP”), Euro (“EUR”) and Australian dollar (“AUD”) in the third quarter of 2024, compared to a lesser weakening of the U.S. dollar against the GBP and AUD, partially offset by a strengthening against the EUR, in the second quarter of 2024.

Infrastructure Lending Segment

Revenues

For the three months ended September 30, 2024, revenues of our Infrastructure Lending Segment increased $0.2 million to $65.4 million, compared to $65.2 million for the three months ended June 30, 2024. This was primarily due to a $0.5 million increase in interest income on cash balances, partially offset by a decrease in interest income from loans of $0.3 million reflecting lower average loan balances, the effect of which was partially offset by higher prepayment related income.

Costs and Expenses

For the three months ended September 30, 2024, costs and expenses of our Infrastructure Lending Segment increased $2.6 million to $44.4 million, compared to $41.8 million for the three months ended June 30, 2024. The increase was primarily due to increases of $1.7 million in credit loss provision and $0.5 million in interest expense associated with the various secured financing facilities used to fund this segment’s investment portfolio.

Net Interest Income (amounts in thousands)

	For the Three Months Ended
	September 30, 2024	June 30, 2024	Change
Interest income from loans	$63,910	$64,218	$(308)
Interest income from investment securities	123	130	(7)
Interest expense	(38,381)	(37,875)	(506)
Net interest income	$25,652	$26,473	$(821)

For the three months ended September 30, 2024, net interest income of our Infrastructure Lending Segment decreased $0.8 million to $25.7 million, compared to $26.5 million for the three months ended June 30, 2024. The decrease reflects the decrease in interest income from loans and increase in interest expense on the secured financing facilities, both as discussed in the sections above.

During the three months ended September 30, 2024 and June 30, 2024, the weighted average unlevered yield on the Infrastructure Lending Segment’s loans and investment securities, excluding those for which interest income is not recognized, was 10.4% and 10.3%, respectively.

During the three months ended September 30, 2024 and June 30, 2024, the Infrastructure Lending Segment’s weighted average secured borrowing rate, inclusive of the amortization of deferred financing fees, was 8.0% in each period.

Other Loss

For the three months ended September 30, 2024, other loss of our Infrastructure Lending Segment increased $0.4 million to $0.5 million, compared to $0.1 million for the three months ended June 30, 2024, primarily due to an increased loss from unconsolidated entities.

Property Segment

Change in Results by Portfolio (amounts in thousands)

	$ Change from prior period
	Revenues	Costs and expenses	Gain (loss) on derivative financial instruments	Other income (loss)	Income (loss) before income taxes
Master Lease Portfolio	$—	$(62)	$—	$—	$62
Medical Office Portfolio	616	(742)	(813)	1,046	1,591
Woodstar Fund	(23)	—	—	(12,036)	(12,059)
Other/Corporate	—	26	—	(668)	(694)
Total	$593	$(778)	$(813)	$(11,658)	$(11,100)

See Notes 6 and 7 to the Condensed Consolidated Financial Statements for a description of the above-referenced Property Segment portfolios and fund.

Revenues

For the three months ended September 30, 2024, revenues of our Property Segment increased $0.6 million to $16.6 million, compared to $16.0 million for the three months ended June 30, 2024.

Costs and Expenses

For the three months ended September 30, 2024, costs and expenses of our Property Segment decreased $0.8 million to $23.6 million, compared to $24.4 million for the three months ended June 30, 2024. The decrease reflects a $1.2 million decrease in interest expense on variable rate borrowings secured by our Medical Office Portfolio, partially offset by a $0.5 million increase in costs of rental operations.

Other (Loss) Income

For the three months ended September 30, 2024, other income of our Property Segment decreased $12.5 million to a loss of $7.1 million compared to income of $5.4 million for the three months ended June 30, 2024. The decrease is primarily due to (i) a $12.0 million unfavorable change in income (loss) attributable to investments of the Woodstar Fund, primarily related to unrealized changes in fair value, and (ii) a $0.8 million unfavorable change in gain (loss) on derivatives which primarily hedge the interest rate risk on borrowings secured by our Medical Office Portfolio.

Investing and Servicing Segment

Revenues

For the three months ended September 30, 2024, revenues of our Investing and Servicing Segment decreased $3.3 million to $52.3 million, compared to $55.6 million for the three months ended June 30, 2024. The decrease in revenues is primarily due to a $4.6 million decrease in servicing fees, partially offset by a $1.0 million increase in interest income from conduit loans and CMBS investments. The decrease in servicing fees is primarily due to lower loan modification and assumption fees. The increase in interest income is primarily due to higher average conduit loan balances due to increased origination and securitization activity.

Costs and Expenses

For the three months ended September 30, 2024, costs and expenses of our Investing and Servicing Segment increased $2.1 million to $39.4 million, compared to $37.3 million for the three months ended June 30, 2024. The increase reflects increases in interest expense of $1.7 million, primarily related to the financing of conduit loans and CMBS investments, and general and administrative expenses of $0.6 million, primarily related to the increased loan origination and securitization activity.

Other Loss

For the three months ended September 30, 2024, other loss of our Investing and Servicing Segment decreased $0.5 million to $4.3 million, compared to $4.8 million for the three months ended June 30, 2024.

Corporate and Other Items

Corporate Costs and Expenses

For the three months ended September 30, 2024, corporate expenses decreased $4.0 million to $100.9 million, compared to $104.9 million for the three months ended June 30, 2024. This decrease is primarily due to a $3.1 million decrease in management fees, primarily reflecting lower incentive fees.

Corporate Other Income (Loss)

For the three months ended September 30, 2024, corporate other income (loss) improved $37.9 million to income of $28.7 million, compared to a loss of $9.2 million for the three months ended June 30, 2024. This was due to a favorable change in gain (loss) on our fixed-to-floating interest rate swaps which hedge a portion of our unsecured senior notes.

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

Income Tax Provision

Our consolidated income taxes principally relate to the taxable nature of our loan servicing and loan securitization businesses which are housed in taxable REIT subsidiaries (“TRSs”). For the three months ended September 30, 2024, our income tax provision decreased $5.5 million to $10.4 million compared to $15.9 million for the three months ended June 30, 2024 due to lower taxable income of our TRSs in the third quarter of 2024 compared to the second quarter of 2024.

Net Loss Attributable to Non-controlling Interests

During the three months ended September 30, 2024, net loss attributable to non-controlling interests increased $3.7 million to $3.9 million, compared to $0.2 million during the three months ended June 30, 2024. The increase was primarily due to non-controlling interests in unfavorable changes in unrealized gains (losses) of the Woodstar Fund investments and a consolidated CMBS joint venture in the third quarter of 2024.

Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023
Commercial and Residential Lending Segment
Revenues
For the nine months ended September 30, 2024, revenues of our Commercial and Residential Lending Segment decreased $68.5 million to $1.2 billion, compared to $1.3 billion for the nine months ended September 30, 2023. This decrease was primarily due to decreases in interest income from loans of $63.9 million and investment securities of $12.3 million, partially offset by a $5.4 million increase in rental income from foreclosed properties. The decrease in interest income from loans reflects (i) a $56.2 million decrease from commercial loans, reflecting lower average balances and additional loans placed on nonaccrual, partially offset by the effects of higher average index rates and prepayment related income, and (ii) a $7.7 million decrease from residential loans principally due to lower average balances. The decrease in interest income from investment securities was primarily due to lower average commercial investment balances due to repayments.
Costs and Expenses
For the nine months ended September 30, 2024, costs and expenses of our Commercial and Residential Lending Segment decreased $112.1 million to $870.4 million, compared to $982.5 million for the nine months ended September 30, 2023. This decrease was primarily due to decreases of (i) $62.3 million in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio and (ii) $57.4 million in credit loss provision, partially offset by (iii) a $6.9 million increase in general and administrative expenses, primarily for compensation and professional fees. The decrease in interest expense was primarily due to lower average borrowings outstanding due to paydowns from net loan repayments and excess cash balances, partially offset by the effect of higher average index rates. The decrease in credit loss provision was primarily due to (i) a lesser deterioration in modeled macroeconomic forecasts in the nine months of 2024 compared to the nine months of 2023 and (ii) the nonrecurrence of a $14.7 million realized credit loss on a commercial loan in the 2023 period, the effects of which were partially offset by (iii) selecting the most unfavorable modeled macroeconomic forecast for office and retail loans in the 2024 period and (iv) including future funding now considered probable in the 2024 period under a loan guarantee arrangement (see Note 22 to the Condensed Consolidated Financial Statements).

Net Interest Income (amounts in thousands)

	For the Nine Months Ended September 30,
	2024	2023	Change
Interest income from loans	$1,102,810	$1,166,758	$(63,948)
Interest income from investment securities	90,170	102,462	(12,292)
Interest expense	(662,124)	(724,452)	62,328
Net interest income	$530,856	$544,768	$(13,912)
For the nine months ended September 30, 2024, net interest income of our Commercial and Residential Lending Segment decreased $13.9 million to $530.9 million, compared to $544.8 million for the nine months ended September 30, 2023. This decrease reflects the decrease in interest income, partially offset by the decrease in interest expense on our secured financing facilities, both as discussed in the sections above.
During the nine months ended September 30, 2024 and 2023, the weighted average unlevered yields on the Commercial and Residential Lending Segment’s loans and investment securities, excluding retained RMBS and loans for which interest income is not recognized, were as follows:

	For the Nine Months Ended September 30,
	2024	2023
Commercial	9.7%	9.2%
Residential	5.0%	5.0%
Overall	9.0%	8.6%
The weighted average unlevered yield on our commercial loans increased primarily due to higher average index rates and prepayment related income. The unlevered yield on our residential loans was relatively unchanged.

During the nine months ended September 30, 2024 and 2023, the Commercial and Residential Lending Segment’s weighted average secured borrowing rates, inclusive of the amortization of deferred financing fees, were 7.6% and 7.1%, respectively. The increase in borrowing rates primarily reflects higher average index rates. Interest rate hedges had the effect of adjusting these weighted average borrowing costs to 6.7% and 6.5% during the nine months ended September 30, 2024 and 2023, respectively.
Other Income
For the nine months ended September 30, 2024, other income of our Commercial and Residential Lending Segment increased $115.2 million to $137.1 million, compared to $21.9 million for the nine months ended September 30, 2023. This increase primarily reflects (i) a $228.2 million favorable change in fair value of residential loans, (ii) a $42.1 million favorable change in foreign currency gain (loss), (iii) the non-recurrence of a $23.8 million impairment loss on a foreclosed vacant building in the 2023 period and (iv) a $6.7 million increase in earnings from unconsolidated entities primarily due to an observable price change in an equity investment, partially offset by (v) a $121.0 million unfavorable change in gain (loss) on derivatives, and (vi) a $67.1 million unfavorable change in fair value of primarily RMBS investment securities. The unfavorable change in gain (loss) on derivatives during the nine months ended September 30, 2024 reflects (i) a $93.8 million decreased gain on interest rate swaps principally related to residential loans and (ii) a $27.2 million unfavorable change in gain (loss) on foreign currency hedges. The interest rate swaps are used primarily to hedge our interest rate risk on residential loans held-for-sale and to fix our interest rate payments on certain variable rate borrowings which fund fixed rate investments. The foreign currency hedges are used to fix the U.S. dollar amounts of cash flows (both interest and principal payments) we expect to receive from our foreign currency denominated loans and investments. The favorable change in foreign currency gain (loss) and the unfavorable change in gain (loss) on foreign currency hedges reflect the weakening of the U.S. dollar against the GBP, EUR and AUD during the nine months of 2024, compared to a strengthening of the U.S. dollar against the EUR and AUD, partially offset by a weakening against the GBP, in the nine months of 2023.
Infrastructure Lending Segment
Revenues
For the nine months ended September 30, 2024, revenues of our Infrastructure Lending Segment increased $22.0 million to $197.6 million, compared to $175.6 million for the nine months ended September 30, 2023. This increase was primarily due to increases in interest income of (i) $21.6 million from loans, principally due to higher average loan balances, interest rates and prepayment related income, and (ii) $1.6 million from cash balances, partially offset by (iii) a $1.3 million decrease in interest income from investment securities, primarily due to lower average balances resulting from repayments.
Costs and Expenses
For the nine months ended September 30, 2024 and 2023 costs and expenses of our Infrastructure Lending Segment were relatively unchanged at $132.1 million. A $15.3 million decrease in credit loss provision was substantially offset by (i) a $12.0 million increase in interest expense associated with the various secured financing facilities used to fund this segment’s investment portfolio and (ii) a $3.1 million increase in general and administrative expenses, primarily for compensation and professional fees. The decrease in the credit loss provision was primarily due to the nonrecurrence of specific allowances for a credit-deteriorated loan and investment security provided during the 2023 period. The increase in interest expense was primarily due to higher average interest rates and borrowings outstanding.
Net Interest Income (amounts in thousands)

	For the Nine Months Ended September 30,
	2024	2023	Change
Interest income from loans	$194,526	$172,969	$21,557
Interest income from investment securities	391	1,658	(1,267)
Interest expense	(115,229)	(103,188)	(12,041)
Net interest income	$79,688	$71,439	$8,249
For the nine months ended September 30, 2024, net interest income of our Infrastructure Lending Segment increased $8.3 million to $79.7 million, compared to $71.4 million for the nine months ended September 30, 2023. The increase reflects the net increase in interest income, partially offset by the increase in interest expense on the secured financing facilities, both as discussed in the sections above.

During the nine months ended September 30, 2024 and 2023, the weighted average unlevered yields on the Infrastructure Lending Segment’s loans and investment securities, excluding those for which interest income is not recognized, were 10.6% and 10.0%, respectively, primarily reflecting higher average interest rates in the 2024 period.
During the nine months ended September 30, 2024 and 2023, the Infrastructure Lending Segment’s weighted average secured borrowing rates, inclusive of the amortization of deferred financing fees, were 8.0% and 7.5%, respectively.
Other (Loss) Income
For the nine months ended September 30, 2024 and 2023, other income of our Infrastructure Lending Segment decreased $2.0 million to a loss of $0.7 million, compared to income of $1.3 million for the nine months ended September 30, 2023. The decrease primarily reflects a $2.0 million decrease in earnings from unconsolidated entities.
Property Segment
Change in Results by Portfolio (amounts in thousands)

	$ Change from prior period
	Revenues	Costs and expenses	Gain (loss) on derivative financial instruments	Other income (loss)	Income (loss) before income taxes
Master Lease Portfolio	$(17,240)	$(11,758)	$—	$90,795	$85,313
Medical Office Portfolio	(461)	763	(3,006)	(1,046)	(5,276)
Woodstar Fund	81	62	—	(243,393)	(243,374)
Other/Corporate	(24)	685	—	(1,213)	(1,922)
Total	$(17,644)	$(10,248)	$(3,006)	$(154,857)	$(165,259)
Revenues
For the nine months ended September 30, 2024, revenues of our Property Segment decreased $17.7 million to $53.4 million, compared to $71.1 million for the nine months ended September 30, 2023, primarily due to the sale of our Master Lease Portfolio on February 29, 2024.
Costs and Expenses
For the nine months ended September 30, 2024, costs and expenses of our Property Segment decreased $10.2 million to $74.1 million, compared to $84.3 million for the nine months ended September 30, 2023. The decrease is primarily due to the sale of our Master Lease Portfolio on February 29, 2024.
Other Income
For the nine months ended September 30, 2024, other income of our Property Segment decreased $157.9 million to $100.3 million, compared to $258.2 million for the nine months ended September 30, 2023. The decrease is primarily due to (i) a $243.4 million decrease in income attributable to investments of the Woodstar Fund due to lower unrealized increases in fair value and (ii) a $3.0 million decreased gain on derivatives which primarily hedge our interest rate risk on borrowings secured by our Medical Office Portfolio, partially offset by (iii) a $90.8 million net gain on sale of the Master Lease Portfolio in the first quarter of 2024.
Investing and Servicing Segment
Revenues
For the nine months ended September 30, 2024, revenues of our Investing and Servicing Segment increased $23.7 million to $150.0 million, compared to $126.3 million for the nine months ended September 30, 2023. The increase in revenues is primarily due to (i) an $18.0 million increase in servicing fees principally related to loan modifications and (ii) a $9.2 million increase in interest income primarily due to higher average conduit loan balances due to increased origination and securitization activity, partially offset by (iii) a $5.1 million decrease in rental income due to fewer operating properties held.

Costs and Expenses
For the nine months ended September 30, 2024, costs and expenses of our Investing and Servicing Segment increased $8.1 million to $112.8 million, compared to $104.7 million for the nine months ended September 30, 2023. The increase in costs and expenses primarily reflects (i) a $9.4 million increase in general and administrative expenses, principally reflecting increased incentive compensation due to higher loan securitization volume and (ii) a $2.2 million increase in interest expense primarily on higher conduit loan balances, partially offset by (iii) a $4.0 million decrease in depreciation and other costs of rental operations due to fewer operating properties held.
Other Loss
For the nine months ended September 30, 2024, other loss of our Investing and Servicing Segment increased $7.3 million to $14.0 million, compared to $6.7 million for the nine months ended September 30, 2023. The increase in other loss was primarily due to (i) a $23.2 million greater decrease in fair value of CMBS investments, (ii) a $7.3 million decrease in earnings from unconsolidated entities, (iii) a $7.3 million decreased gain on sale of operating properties and (iv) a $4.3 million decreased gain on derivatives which primarily hedge our interest rate risk on conduit loans and CMBS investments, partially offset by (v) a $33.4 million greater increase in fair value of conduit loans.
Corporate and Other Items
Corporate Costs and Expenses
For the nine months ended September 30, 2024, corporate expenses increased $29.1 million to $314.4 million, compared to $285.3 million for the nine months ended September 30, 2023. This increase was primarily due to (i) a $24.2 million increase in interest expense reflecting higher average unsecured borrowings outstanding and higher index rates on our secured term loans and (ii) a $6.4 million increase in management fees, primarily reflecting higher incentive fees.
Corporate Other Income (Loss)
For the nine months ended September 30, 2024, corporate other income (loss) improved $29.1 million to income of $5.7 million, compared to a loss of $23.4 million for the nine months ended September 30, 2023. This was due to a favorable change in gain (loss) on fixed-to-floating interest rate swaps which hedge a portion of our unsecured senior notes.
Securitization VIE Eliminations

Refer to the preceding comparison of the three months ended September 30, 2024 to the three months ended June 30, 2024 for a discussion of the effect of securitization VIE eliminations.
Income Tax (Provision) Benefit
Our consolidated income taxes principally relate to the taxable nature of our loan servicing and loan securitization businesses which are housed in TRSs. For the nine months ended September 30, 2024, our income taxes increased $46.5 million to a provision of $27.5 million, compared to a benefit of $19.0 million for the nine months ended September 30, 2023 due to taxable income of our TRSs in the 2024 period compared to tax losses in the 2023 period primarily attributable to unrealized fair value changes in our residential loans and related interest rate derivatives.
Net Income Attributable to Non-controlling Interests
For the nine months ended September 30, 2024, net income attributable to non-controlling interests decreased $63.8 million to $1.5 million, compared to $65.3 million for the nine months ended September 30, 2023. The decrease was primarily due to non-controlling interests in (i) lower income of the Woodstar Fund, reflecting lower unrealized increases in fair value, and (ii) losses of a consolidated CMBS joint venture in the 2024 period compared to income in the 2023 period.

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
The following table presents our diluted weighted average shares used in our GAAP EPS calculation reconciled to our diluted weighted average shares used in our Distributable EPS calculation (amounts in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023
Diluted weighted average shares - GAAP EPS	319,779	313,614	315,302	309,738
Add: Unvested stock awards	4,337	4,627	3,925	3,870
Add: Woodstar II Class A Units	9,707	9,707	9,707	9,773
Diluted weighted average shares - Distributable EPS	333,823	327,948	328,934	323,381
As noted above, the definition of Distributable Earnings allows management to make adjustments, subject to the approval of a majority of our independent directors. This is done in situations where such adjustments are considered appropriate in order for Distributable Earnings to be calculated in a manner consistent with its definition and objective. No adjustments to the definition of Distributable Earnings became effective during the nine months ended September 30, 2024.
The following table summarizes our quarterly Distributable Earnings per weighted average diluted share for the nine months ended September 30, 2024 and 2023:

	Distributable Earnings For the Three-Month Periods Ended
	March 31,	June 30,	September 30,
2024	$0.59	$0.48	$0.48
2023	0.49	0.49	0.49

The following table presents our summarized results of operations and reconciliation to Distributable Earnings for the three months ended September 30, 2024, by business segment (amounts in thousands, except per share data). Refer to the footnotes following the Distributable Earnings reconciliation table for the nine months ended September 30, 2023.

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Total
Revenues	$385,506	$65,443	$16,564	$52,286	$641	$520,440
Costs and expenses	(294,519)	(44,416)	(23,582)	(39,375)	(100,891)	(502,783)
Other income (loss)	48,143	(521)	(7,070)	(4,327)	28,737	64,962
Income (loss) before income taxes	139,130	20,506	(14,088)	8,584	(71,513)	82,619
Income tax (provision) benefit	(7,422)	156	—	(3,183)	—	(10,449)
(Income) loss attributable to non-controlling interests	(3)	—	(3,148)	7,049	—	3,898
Net income (loss) attributable to Starwood Property Trust, Inc.	131,705	20,662	(17,236)	12,450	(71,513)	76,068
Add / (Deduct):
Non-controlling interests attributable to Woodstar II Class A Units	—	—	4,659	—	—	4,659
Non-controlling interests attributable to unrealized gains/losses	—	—	(5,065)	(13,975)	—	(19,040)
Non-cash equity compensation expense	2,582	521	103	1,624	5,958	10,788
Management incentive fee	—	—	—	—	—	—
Depreciation and amortization	2,409	5	6,004	1,839	—	10,257
Interest income adjustment for securities	4,943	—	—	8,342	—	13,285
Consolidated income tax provision (benefit) associated with fair value adjustments	7,422	(156)	—	3,183	—	10,449
Other non-cash items	3	—	282	(471)	—	(186)
Reversal of GAAP unrealized and realized (gains) / losses on: (1)
Loans	(95,747)	—	—	(19,124)	—	(114,871)
Credit loss provision, net	65,021	1,406	—	—	—	66,427
Securities	(2,913)	—	—	29,277	—	26,364
Woodstar Fund investments	—	—	5,590	—	—	5,590
Derivatives	108,436	104	546	3,592	(28,737)	83,941
Foreign currency	(58,930)	(546)	55	—	—	(59,421)
(Earnings) loss from unconsolidated entities	(1,277)	963	—	(183)	—	(497)
Sales of properties	—	—	—	(8,316)	—	(8,316)
Recognition of Distributable realized gains / (losses) on:
Loans (2)	(1,551)	—	—	19,841	—	18,290
Securities (4)	(10)	—	—	817	—	807
Woodstar Fund investments (5)	—	—	19,043	—	—	19,043
Derivatives (6)	30,099	85	(129)	(4,354)	(11,425)	14,276
Foreign currency (7)	(3,534)	67	(55)	—	—	(3,522)
Earnings (loss) from unconsolidated entities (8)	1,278	(297)	—	350	—	1,331
Sales of properties (9)	—	—	—	3,237	—	3,237
Distributable Earnings (Loss)	$189,936	$22,814	$13,797	$38,129	$(105,717)	$158,959
Distributable Earnings (Loss) per Weighted Average Diluted Share	$0.57	$0.07	$0.04	$0.12	$(0.32)	$0.48

The following table presents our summarized results of operations and reconciliation to Distributable Earnings for the three months ended June 30, 2024, by business segment (amounts in thousands, except per share data). Refer to the footnotes following the Distributable Earnings reconciliation table for the nine months ended September 30, 2023.

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

Three Months Ended September 30, 2024 Compared to the Three Months Ended June 30, 2024

Commercial and Residential Lending Segment

The Commercial and Residential Lending Segment’s Distributable Earnings increased by $1.0 million, from $188.9 million during the second quarter of 2024 to $189.9 million in the third quarter of 2024. After making adjustments for the calculation of Distributable Earnings, revenues were $390.6 million, costs and expenses were $224.7 million, other income was $24.0 million and there was no income tax provision or benefit.

Revenues, consisting principally of interest income on loans, decreased by $8.5 million in the third quarter of 2024, primarily due to decreases in interest income from loans of $9.2 million comprised of (i) an $8.4 million decrease from commercial loans, reflecting lower average balances and additional loans placed on nonaccrual, partially offset by higher prepayment related income, and (ii) a $0.8 million decrease from residential loans reflecting lower average balances.

Costs and expenses decreased by $10.6 million in the third quarter of 2024, primarily due to (i) a $7.0 million decrease in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio, primarily reflecting lower average borrowings outstanding due to paydowns from net loan repayments and excess cash balances, and (ii) a $3.3 million decrease in general and administrative expenses.

Other income decreased by $1.1 million in the third quarter of 2024.

Infrastructure Lending Segment

The Infrastructure Lending Segment’s Distributable Earnings decreased by $0.8 million, from $23.6 million during the second quarter of 2024 to $22.8 million in the third quarter of 2024. After making adjustments for the calculation of Distributable Earnings, revenues were $65.4 million, costs and expenses were $42.5 million and other loss was $0.1 million.

Revenues, consisting principally of interest income on loans, increased by $0.2 million in the third quarter of 2024, primarily due to a $0.5 million increase in interest income on cash balances, partially offset by a decrease in interest income from loans of $0.3 million reflecting lower average loan balances, the effect of which was partially offset by higher prepayment related income.

Costs and expenses increased by $0.9 million in the third quarter of 2024, primarily due to a $0.5 million increase in interest expense and a $0.2 million increase in general and administrative expenses.

Other income decreased by $0.1 million from nominal income to a small loss in the third quarter of 2024.

Property Segment

Distributable Earnings by Portfolio (amounts in thousands)

	For the Three Months Ended
	September 30, 2024	June 30, 2024	Change
Master Lease Portfolio	$(6)	$(68)	$62
Medical Office Portfolio	134	870	(736)
Woodstar Fund, net of non-controlling interests	15,521	14,387	1,134
Other/Corporate	(1,852)	(1,164)	(688)
Distributable Earnings	$13,797	$14,025	$(228)

The Property Segment’s Distributable Earnings decreased by $0.2 million, from $14.0 million during the second quarter of 2024 to $13.8 million in the third quarter of 2024. After making adjustments for the calculation of Distributable Earnings, revenues were $17.0 million, costs and expenses were $19.3 million, other income was $19.7 million and the deduction of income attributable to non-controlling interests in the Woodstar Fund was $3.6 million.

Revenues increased by $0.6 million in the third quarter of 2024, primarily attributable to the Medical Office Portfolio.

Costs and expenses decreased by $0.8 million in the third quarter of 2024, primarily due to a $1.2 million decrease in interest expense on variable rate borrowings secured by our Medical Office Portfolio, partially offset by a $0.5 million increase in costs of rental operations.

Other income decreased by $1.3 million in the third quarter of 2024, primarily due to a $3.1 million decrease in realized gains on derivatives which primarily hedge our interest rate risk on borrowings secured by our Medical Office Portfolio, partially offset by a $1.5 million increase in distributable income from the Woodstar Fund.

Income attributable to non-controlling interests in the Woodstar Fund increased by $0.3 million in the third quarter of 2024.

Investing and Servicing Segment

The Investing and Servicing Segment’s Distributable Earnings increased by $1.0 million, from $37.1 million during the second quarter of 2024 to $38.1 million in the third quarter of 2024. After making adjustments for the calculation of Distributable Earnings, revenues were $60.7 million, costs and expenses were $36.5 million, other income was $20.8 million, there was no income tax provision or benefit, and the deduction of income attributable to non-controlling interests was $6.9 million.

Revenues decreased by $2.2 million in the third quarter of 2024, primarily due to a $4.6 million decrease in servicing fees, partially offset by a $2.1 million increase in interest income from conduit loans and CMBS investments. The treatment of CMBS interest income on a GAAP basis is complicated by our application of the ASC 810 consolidation rules. In an attempt to treat these securities similar to the trust’s other investment securities, we compute distributable interest income pursuant to an effective yield methodology. In doing so, we segregate the portfolio into various categories based on the components of the bonds’ cash flows and the volatility related to each of these components. We then accrete interest income on an effective yield basis using the components of cash flows that are reliably estimable. Other minor adjustments are made to reflect management’s expectations for other components of the projected cash flow stream.

Costs and expenses increased by $2.2 million in the third quarter of 2024, primarily due to increases in interest expense of $1.7 million, primarily related to the financing of conduit loans and CMBS investments, and general and administrative expenses of $0.6 million, primarily related to the increased loan origination and securitization activity.

Other income includes profit realized upon securitization of loans by our conduit business, gains on sales of CMBS and operating properties, gains and losses on derivatives that were either effectively terminated or novated, and earnings from unconsolidated entities. These items are typically offset by a decrease in the fair value of our domestic servicing rights intangible which reflects the expected amortization of this deteriorating asset, net of increases in fair value due to the attainment of new servicing contracts. Derivatives include instruments which hedge interest rate risk and credit risk on our conduit loans and CMBS investments. For GAAP purposes, the loans, CMBS and derivatives are accounted for at fair value, with all changes in fair value (realized or unrealized) recognized in earnings. The adjustments to Distributable Earnings outlined above are also applied to the GAAP earnings of our unconsolidated entities. Other income increased by $8.7 million in the third quarter of 2024, primarily due to a $4.1 million increase in realized gains on conduit loans, a $3.8 million decrease in recognized credit losses on CMBS, a $3.2 million gain on sale of an operating property and a $2.9 million increase in realized gains from CMBS sales, partially offset by a $5.4 million unfavorable change in realized gain (loss) on derivatives which primarily hedge our interest rate risk on conduit loans and CMBS investments.

Income attributable to non-controlling interests increased $3.3 million in the third quarter of 2024, primarily due to non-controlling interests in the gain on sale of an operating property.

Corporate

Corporate loss decreased by $0.2 million, from $105.9 million during the second quarter of 2024 to $105.7 million in the third quarter of 2024.

The following table presents our summarized results of operations and reconciliation to Distributable Earnings for the nine months ended September 30, 2024, by business segment (amounts in thousands, except per share data):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Total
Revenues	$1,209,615	$197,607	$53,437	$149,959	$1,951	$1,612,569
Costs and expenses	(870,386)	(132,054)	(74,065)	(112,762)	(314,418)	(1,503,685)
Other income (loss)	137,123	(736)	100,326	(14,027)	5,718	228,404
Income (loss) before income taxes	476,352	64,817	79,698	23,170	(306,749)	337,288
Income tax (provision) benefit	(18,930)	414	—	(9,017)	—	(27,533)
(Income) loss attributable to non-controlling interests	(10)	—	(15,010)	13,555	—	(1,465)
Net income (loss) attributable to Starwood Property Trust, Inc.	457,412	65,231	64,688	27,708	(306,749)	308,290
Add / (Deduct):
Non-controlling interests attributable to Woodstar II Class A Units	—	—	13,978	—	—	13,978
Non-controlling interests attributable to unrealized gains/losses	—	—	(9,028)	(25,498)	—	(34,526)
Non-cash equity compensation expense	7,320	1,485	288	4,797	17,612	31,502
Management incentive fee	—	—	—	—	22,593	22,593
Depreciation and amortization	6,793	15	17,955	5,570	—	30,333
Interest income adjustment for securities	15,891	—	—	25,603	—	41,494
Consolidated income tax provision (benefit) associated with fair value adjustments	18,930	(414)	—	9,017	—	27,533
Other non-cash items	10	—	834	(823)	—	21
Reversal of GAAP unrealized and realized (gains) / losses on: (1)
Loans	(102,781)	—	—	(47,498)	—	(150,279)
Credit loss provision, net	142,993	1,982	—	—	—	144,975
Securities	4,352	—	—	69,445	—	73,797
Woodstar Fund investments	—	—	(10,304)	—	—	(10,304)
Derivatives	(11,636)	(59)	(1,442)	(129)	(5,718)	(18,984)
Foreign currency	(23,970)	(479)	13	—	—	(24,436)
(Earnings) loss from unconsolidated entities	(10,293)	694	—	(1,046)	—	(10,645)
Sales of properties	—	—	(92,003)	(8,316)	—	(100,319)
Recognition of Distributable realized gains / (losses) on:
Loans (2)	(4,949)	—	—	47,261	—	42,312
Realized credit loss (3)	—	(1,546)	—	—	—	(1,546)
Securities (4)	(9,302)	—	—	(37,078)	—	(46,380)
Woodstar Fund investments (5)	—	—	54,246	—	—	54,246
Derivatives (6)	101,184	269	8,694	1,019	(31,750)	79,416
Foreign currency (7)	(12,209)	55	(13)	—	—	(12,167)
Earnings (loss) from unconsolidated entities (8)	4,272	(326)	—	1,033	—	4,979
Sales of properties (9)	—	—	39,150	3,237	—	42,387
Distributable Earnings (Loss)	$584,017	$66,907	$87,056	$74,302	$(304,012)	$508,270
Distributable Earnings (Loss) per Weighted Average Diluted Share	$1.78	$0.20	$0.26	$0.23	$(0.92)	$1.55

The following table presents our summarized results of operations and reconciliation to Distributable Earnings for the nine months ended September 30, 2023, by business segment (amounts in thousands, except per share data):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Total
Revenues	$1,278,078	$175,622	$71,081	$126,314	$1,172	$1,652,267
Costs and expenses	(982,520)	(132,123)	(84,313)	(104,737)	(285,334)	(1,589,027)
Other income (loss)	21,852	1,343	258,189	(6,688)	(23,416)	251,280
Income (loss) before income taxes	317,410	44,842	244,957	14,889	(307,578)	314,520
Income tax benefit	15,981	581	—	2,435	—	18,997
Income attributable to non-controlling interests	(10)	—	(65,149)	(106)	—	(65,265)
Net income (loss) attributable to Starwood Property Trust, Inc.	333,381	45,423	179,808	17,218	(307,578)	268,252
Add / (Deduct):
Non-controlling interests attributable to Woodstar II Class A Units	—	—	14,073	—	—	14,073
Non-controlling interests attributable to unrealized gains/losses	—	—	42,691	(11,339)	—	31,352
Non-cash equity compensation expense	6,518	1,082	231	4,771	18,453	31,055
Management incentive fee	—	—	—	—	16,179	16,179
Depreciation and amortization	5,696	55	24,278	7,965	—	37,994
Interest income adjustment for securities	16,661	—	—	20,243	—	36,904
Extinguishment of debt, net	—	—	—	—	(246)	(246)
Consolidated income tax benefit associated with fair value adjustments	(15,981)	(581)	—	(2,435)	—	(18,997)
Other non-cash items	(71)	—	871	(72)	—	728
Reversal of GAAP unrealized and realized (gains) / losses on: (1)
Loans	125,390	—	—	(14,143)	—	111,247
Credit loss provision, net	200,439	17,314	—	—	—	217,753
Securities	(62,766)	—	—	46,213	—	(16,553)
Woodstar Fund investments	—	—	(253,696)	—	—	(253,696)
Derivatives	(132,686)	(244)	(4,448)	(4,469)	23,416	(118,431)
Foreign currency	18,118	225	(50)	—	—	18,293
Earnings from unconsolidated entities	(3,563)	(1,324)	—	(8,393)	—	(13,280)
Sales of properties	—	—	—	(15,626)	—	(15,626)
Unrealized impairment of properties	23,833	—	—	—	—	23,833
Recognition of Distributable realized gains / (losses) on:
Loans (2)	(3,531)	—	—	15,049	—	11,518
Realized credit loss (3)	(14,662)	(11,106)	—	—	—	(25,768)
Securities (4)	51	—	—	(19,043)	—	(18,992)
Woodstar Fund investments(5)	—	—	45,398	—	—	45,398
Derivatives (6)	85,797	295	16,232	1,804	(23,437)	80,691
Foreign currency (7)	(5,166)	(40)	49	—	—	(5,157)
Earnings (loss) from unconsolidated entities (8)	3,563	(2,001)	—	6,593	—	8,155
Sales of properties (9)	—	—	—	6,444	—	6,444
Distributable Earnings (Loss)	$581,021	$49,098	$65,437	$50,780	$(273,213)	$473,123
Distributable Earnings (Loss) per Weighted Average Diluted Share	$1.80	$0.15	$0.20	$0.16	$(0.84)	$1.47
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

Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023
Commercial and Residential Lending Segment
The Commercial and Residential Lending Segment’s Distributable Earnings increased by $3.0 million, from $581.0 million during the nine months of 2023 to $584.0 million in the nine months of 2024. After making adjustments for the calculation of Distributable Earnings, revenues were $1.2 billion, costs and expenses were $713.8 million, other income was $71.8 million and there was no income tax provision or benefit.
Revenues, consisting principally of interest income on loans, decreased by $69.2 million in the nine months of 2024, primarily due to decreases in interest income from loans of $63.9 million and investment securities of $13.1 million, partially offset by a $5.4 million increase in rental income from foreclosed properties. The decrease in interest income from loans reflects (i) a $56.2 million decrease from commercial loans, reflecting lower average balances and additional loans placed on nonaccrual, partially offset by the effects of higher average index rates and prepayment related income, and (ii) a $7.7 million decrease from residential loans principally due to lower average balances. The decrease in interest income from investment securities was primarily due to lower average commercial investment balances due to repayments.
Costs and expenses decreased by $71.3 million in the nine months of 2024, primarily due to (i) a $62.3 million decrease in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio, reflecting lower average borrowings outstanding due to paydowns from net loan repayments and excess cash balances, partially offset by the effect of higher average index rates, and (ii) the nonrecurrence of a $14.7 million realized credit loss on a commercial loan in the 2023 period, partially offset by (iii) a $6.1 million increase in general and administrative expenses, primarily for compensation and professional fees.
Other income increased by $0.9 million in the nine months of 2024.
Infrastructure Lending Segment
The Infrastructure Lending Segment’s Distributable Earnings increased by $17.8 million, from $49.1 million during the nine months of 2023 to $66.9 million in the nine months of 2024. After making adjustments for the calculation of Distributable Earnings, revenues were $197.6 million, costs and expenses were $130.1 million and other loss was $0.6 million.
Revenues, consisting principally of interest income on loans, increased by $22.0 million in the nine months of 2024, primarily due to increases in interest income of (i) $21.6 million from loans, principally due to higher average loan balances, interest rates and prepayment related income, and (ii) $1.6 million from cash balances, partially offset by (iii) a $1.3 million decrease in interest income from investment securities, primarily due to lower average balances resulting from repayments.
Costs and expenses increased by $5.3 million in the nine months of 2024, primarily due to a $12.0 million increase in interest expense, reflecting higher average interest rates and borrowings outstanding and a $2.7 million increase in general and administrative expenses, primarily for compensation and professional fees, partially offset by a $9.6 million decrease in recognized credit losses.
Other loss decreased by $1.1 million in the nine months of 2024, primarily due to a $1.7 million decreased loss from unconsolidated entities, partially offset by a $0.6 million loss on extinguishment of debt in the 2024 period.
Property Segment
Distributable Earnings by Portfolio (amounts in thousands)

	For the Nine Months Ended September 30,
	2024	2023	Change
Master Lease Portfolio	$40,714	$14,993	$25,721
Medical Office Portfolio	6,119	15,548	(9,429)
Woodstar Fund, net of non-controlling interests	44,239	37,080	7,159
Other/Corporate	(4,016)	(2,184)	(1,832)
Distributable Earnings	$87,056	$65,437	$21,619

The Property Segment’s Distributable Earnings increased by $21.6 million, from $65.4 million during the nine months of 2023 to $87.0 million in the nine months of 2024. After making adjustments for the calculation of Distributable Earnings, revenues were $54.7 million, costs and expenses were $61.8 million, other income was $104.2 million and the deduction of income attributable to non-controlling interests in the Woodstar Fund was $10.1 million.
Revenues decreased by $17.6 million in the nine months of 2024, primarily due to the sale of our Master Lease Portfolio on February 29, 2024.
Costs and expenses decreased by $0.4 million in the nine months of 2024, primarily due to the overall reduction in costs and expenses due to the sale of our Master Lease Portfolio on February 29, 2024, substantially offset by increases in other costs and expenses, particularly a $3.6 million increase in interest expense of our Medical Office Portfolio, reflecting higher index rates and higher cost of funds on the related debt which was refinanced in May 2024.
Other income increased by $40.5 million in the nine months of 2024, primarily due to a $37.4 million net gain on sale of our Master Lease Portfolio and an $8.8 million increase in distributable income from the Woodstar Fund, partially offset by a $4.0 million decrease in realized gains on derivatives which primarily hedge our interest rate risk on borrowings secured by our Medical Office Portfolio .
Income attributable to non-controlling interests in the Woodstar Fund increased $1.7 million in the third quarter of 2024.
Investing and Servicing Segment
The Investing and Servicing Segment’s Distributable Earnings increased by $23.5 million from $50.8 million during the nine months of 2023 to $74.3 million in the nine months of 2024. After making adjustments for the calculation of Distributable Earnings, revenues were $175.7 million, costs and expenses were $103.4 million, other income was $13.9 million, there was no income tax provision or benefit, and the deduction of income attributable to non-controlling interests was $11.9 million.
Revenues increased by $28.7 million in the nine months of 2024, primarily due to an $18.0 million increase in servicing fees principally related to loan modifications and a $14.5 million increase in interest income from conduit loans and CMBS investments, partially offset by a $5.3 million decrease in rental income due to fewer operating properties held.
Costs and expenses increased by $10.9 million in the nine months of 2024, primarily due to a $9.3 million increase in general and administrative expenses reflecting increased incentive compensation due to higher loan securitization volume.
Other income increased by $6.2 million in the nine months of 2024, primarily due to a $32.2 million increase in realized gains on conduit loans, partially offset by a $19.7 million increase in recognized credit losses on CMBS and a $5.6 million decrease in earnings from unconsolidated entities.
Income attributable to non-controlling interests increased $0.5 million.
Corporate
Corporate loss increased by $30.8 million, from $273.2 million during the nine months of 2023 to $304.0 million in the nine months of 2024, primarily due to (i) a $24.2 million increase in interest expense reflecting higher average unsecured borrowings outstanding and higher index rates on our secured term loans and (ii) an $8.3 million increase in realized losses on fixed-to-floating interest rate swaps which hedge a portion of our unsecured senior notes, partially offset by (iii) a $2.2 million decrease in general and administrative expenses.
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

Sources of Liquidity
Our primary sources of liquidity are as follows:
Cash Flows for the Nine Months Ended September 30, 2024 (amounts in thousands)

	GAAP	VIE Adjustments	Excluding Securitization VIEs
Net cash provided by operating activities	$351,006	$—	$351,006
Cash Flows from Investing Activities:
Origination, purchase and funding of loans held-for-investment	(2,069,876)	—	(2,069,876)
Proceeds from principal collections and sale of loans	3,575,751	—	3,575,751
Purchase and funding of investment securities	(64,486)	(126,071)	(190,557)
Proceeds from sales, redemptions and collections of investment securities	86,007	56,895	142,902
Proceeds from sales of real estate	216,825	—	216,825
Purchases and additions to properties and other assets	(20,941)	—	(20,941)
Net cash flows from other investments and assets	23,133	(4)	23,129
Net cash provided by investing activities	1,746,413	(69,180)	1,677,233
Cash Flows from Financing Activities:
Proceeds from borrowings	4,408,393	—	4,408,393
Principal repayments on and repurchases of borrowings	(6,102,395)	(317)	(6,102,712)
Payment of deferred financing costs	(41,428)	—	(41,428)
Net proceeds from issuances of common stock	394,869	—	394,869
Payment of dividends	(457,210)	—	(457,210)
Contributions from non-controlling interests	3,786	—	3,786
Distributions to non-controlling interests	(34,254)	—	(34,254)
Issuance of debt of consolidated VIEs	12,923	(12,923)	—
Repayment of debt of consolidated VIEs	(126,392)	126,392	—
Distributions of cash from consolidated VIEs	43,972	(43,972)	—
Net cash used in financing activities	(1,897,736)	69,180	(1,828,556)
Net increase in cash, cash equivalents and restricted cash	199,683	—	199,683
Cash, cash equivalents and restricted cash, beginning of period	311,972	—	311,972
Effect of exchange rate changes on cash	(1,519)	—	(1,519)
Cash, cash equivalents and restricted cash, end of period	$510,136	$—	$510,136
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
Cash and cash equivalents increased by $199.7 million during the nine months ended September 30, 2024, reflecting net cash provided by investing activities of $1.7 billion and net cash provided by operating activities of $351.0 million, partially offset by net cash used in financing activities of $1.8 billion.
Net cash provided by operating activities of $351.0 million during the nine months ended September 30, 2024 related primarily to cash interest income of $1.2 billion from our loans and $145.0 million from our investment securities, receipts from our interest rate derivatives of $62.2 million, servicing fees of $46.2 million, net rental income of $44.3 million, distributions from our affordable housing fund investments of $38.3 million and sales and principal collections of loans held-for-sale, net of originations and purchases, of $21.3 million. Offsetting these cash inflows was cash interest expense of $994.6 million, general and administrative expenses of $206.3 million and a net change in operating assets and liabilities of $6.0 million.

Net cash provided by investing activities of $1.7 billion for the nine months ended September 30, 2024 related primarily to proceeds received from principal collections and sale of loans held-for-investment of $3.6 billion and investment securities of $142.9 million, as well as net proceeds from the sale of real estate of $216.8 million. Offsetting these cash inflows was the origination, purchase and funding of loans held-for-investment of $2.1 billion and investment securities of $190.6 million.
Net cash used in financing activities of $1.8 billion for the nine months ended September 30, 2024 related primarily to payments on our debt and deferred financing costs, net of borrowings, of $1.7 billion and dividend distributions of $457.2 million. Offsetting these cash outflows was the net proceeds from issuances of common stock of $394.9 million.
Our Investment Portfolio
The following is a review of our investment portfolio by segment.
Commercial and Residential Lending Segment
The following table sets forth the amount of each category of investments we owned across various property types within our Commercial and Residential Lending Segment as of September 30, 2024 and December 31, 2023 (dollars in thousands):

	Face Amount	Carrying Value		Asset Specific Financing	Net Investment	Unlevered Return on Asset (6)
September 30, 2024
First mortgages (1)	$13,723,617	$13,693,233		$8,163,166	$5,530,067	9.0%
Subordinated mortgages (2)	36,365	36,552		—	36,552	16.3%
Mezzanine loans (1)	332,986	331,515		—	331,515	14.1%
Other loans	47,688	47,093		—	47,093	13.2%
Loans held-for-sale, fair value option, residential	2,741,791	2,540,411		2,243,721	296,690	4.5%	(5)
RMBS, available-for-sale	182,821	97,486		17,955	79,531	10.4%
RMBS, fair value option	326,274	422,838	(3)	155,475	267,363	19.4%
HTM debt securities (4)	583,764	581,765		124,243	457,522	9.7%
Credit loss allowance	N/A	(407,897)		—	(407,897)
Equity security	5,991	5,607		—	5,607
Investments in unconsolidated entities	N/A	26,407		—	26,407
Properties, net	N/A	476,951		87,750	389,201
	$17,981,297	$17,851,961		$10,792,310	$7,059,651

December 31, 2023
First mortgages (1)	$14,996,627	$14,947,446		$10,223,439	$4,724,007	9.4%
Subordinated mortgages (2)	76,882	76,560		—	76,560	16.0%
Mezzanine loans (1)	274,899	273,146		—	273,146	14.0%
Other loans	71,843	71,012		—	71,012	12.5%
Loans held-for-sale, fair value option, residential	2,909,126	2,604,594		2,286,070	318,524	4.5%	(5)
RMBS, available-for-sale	191,916	102,368		18,638	83,730	10.1%
RMBS, fair value option	326,274	449,909	(3)	147,428	302,481	19.6%
HTM debt securities (4)	592,542	590,274		133,142	457,132	10.1%
Credit loss allowance	N/A	(301,837)		—	(301,837)
Equity security	9,226	8,340		—	8,340
Investments in unconsolidated entities	N/A	19,151		—	19,151
Properties, net	N/A	431,155		234,889	196,266
	$19,449,335	$19,272,118		$13,043,606	$6,228,512
__________________________________________
(1)First mortgages include first mortgage loans and any contiguous mezzanine loan components because as a whole, the expected credit quality of these loans is more similar to that of a first mortgage loan. The application of this methodology resulted in mezzanine loans with carrying values of $1.0 billion being classified as first mortgages as of both September 30, 2024 and December 31, 2023.
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
As of September 30, 2024 and December 31, 2023, our Commercial and Residential Lending Segment’s investment portfolio, excluding residential loans, RMBS, properties and other investments, had the following characteristics based on carrying values:

Collateral Property Type	September 30, 2024	December 31, 2023
Multifamily	34.9%	37.1%
Office	20.8%	22.4%
Hotel	13.8%	14.3%
Mixed Use	9.5%	7.2%
Industrial	8.0%	8.0%
Residential	1.6%	1.7%
Retail	1.5%	1.4%
Other	9.9%	7.9%
	100.0%	100.0%

Geographic Location	September 30, 2024	December 31, 2023
U.S. Regions:
North East	17.8%	16.4%
South East	16.9%	16.3%
South West	16.0%	15.2%
West	9.0%	8.9%
Mid Atlantic	8.8%	9.7%
Midwest	2.1%	2.4%
International:
United Kingdom	12.6%	12.9%
Australia	7.6%	8.2%
Other Europe	7.4%	8.1%
Bahamas/Bermuda	1.8%	1.9%
	100.0%	100.0%

Infrastructure Lending Segment
The following table sets forth the amount of each category of investments we owned within our Infrastructure Lending Segment as of September 30, 2024 and December 31, 2023 (dollars in thousands):

	Face Amount	Carrying Value	Asset Specific Financing	Net Investment	Unlevered Return on Asset (1)
September 30, 2024
First priority infrastructure loans and HTM securities	$2,503,481	$2,452,641	$1,934,464	$518,177	9.3%
Credit loss allowance	N/A	(20,204)	—	(20,204)
Investments in unconsolidated entities	N/A	51,997	—	51,997
	$2,503,481	$2,484,434	$1,934,464	$549,970

December 31, 2023
First priority infrastructure loans and HTM securities	$2,589,481	$2,535,047	$1,905,319	$629,728	10.0%
Credit loss allowance	N/A	(20,345)	—	(20,345)
Investments in unconsolidated entities	N/A	52,691	—	52,691
	$2,589,481	$2,567,393	$1,905,319	$662,074
__________________________________________
(1)Calculated using applicable index rates for variable rate investments as of the respective period end and excludes loans for which interest income is not recognized. In addition to cash coupon, unlevered return includes the amortization of deferred purchase discounts.
As of September 30, 2024 and December 31, 2023, our Infrastructure Lending Segment’s investment portfolio had the following characteristics based on carrying values:

Collateral Type	September 30, 2024	December 31, 2023
Power	56.3%	55.1%
Oil & gas - midstream	35.5%	35.0%
Oil & gas - downstream	7.2%	7.0%
Oil & gas - upstream	1.0%	1.0%
Other	—%	1.9%
	100.0%	100.0%

Geographic Location	September 30, 2024	December 31, 2023
U.S. Regions:
North East	29.1%	32.5%
South West	28.7%	27.6%
Midwest	21.3%	19.4%
South East	12.5%	10.1%
West	4.4%	4.3%
Mid-Atlantic	1.5%	1.7%
Other	—%	2.0%
International:
United Kingdom	2.2%	2.0%
Mexico	0.3%	0.4%
	100.0%	100.0%

Property Segment
The following table sets forth the amount of each category of investments held within our Property Segment as of September 30, 2024 and December 31, 2023 (amounts in thousands):

	September 30, 2024	December 31, 2023
Properties, net	$659,351	$555,455
Properties held-for-sale, net	—	290,937
Lease intangibles, net	22,048	24,560
Woodstar Fund	1,984,822	2,012,833
	$2,666,221	$2,883,785
The following table sets forth our net investment and other information regarding the Property Segment’s properties and lease intangibles as of September 30, 2024 (dollars in thousands):

	Carrying Value	Asset Specific Financing	Net Investment	Occupancy Rate	Weighted Average Remaining Lease Term
Office—Medical Office Portfolio	$782,662	$479,138	$303,524	87.5%	5.3 years
D.C. Multifamily Conversion	114,871	—	114,871	N/A	N/A
Subtotal—undepreciated carrying value	897,533	479,138	418,395
Accumulated depreciation and amortization	(216,134)	—	(216,134)
Net carrying value	$681,399	$479,138	$202,261
As of September 30, 2024 and December 31, 2023, our Property Segment’s investment portfolio had the following geographic characteristics based on carrying values:

Geographic Location	September 30, 2024	December 31, 2023
South East	85.0%	82.8%
North East	4.3%	4.2%
South West	3.0%	4.7%
Mid-Atlantic	3.0%	—%
West	2.5%	3.6%
Midwest	2.2%	4.7%
	100.0%	100.0%

Investing and Servicing Segment
The following table sets forth the amount of each category of investments we owned within our Investing and Servicing Segment as of September 30, 2024 and December 31, 2023 (amounts in thousands):

	Face Amount	Carrying Value		Asset Specific Financing		Net Investment
September 30, 2024
CMBS, fair value option	$2,787,128	$1,189,930	(1)	$422,525	(2)	$767,405
Intangible assets - servicing rights	N/A	55,727	(3)	—		55,727
Lease intangibles, net	N/A	5,816		—		5,816
Loans held-for-sale, fair value option, commercial	238,410	232,968		158,186		74,782
Investments in unconsolidated entities	N/A	27,270	(4)	—		27,270
Properties, net	N/A	58,288		58,612		(324)
	$3,025,538	$1,569,999		$639,323		$930,676
December 31, 2023
CMBS, fair value option	$2,729,194	$1,147,550	(1)	$401,059	(2)	$746,491
Intangible assets - servicing rights	N/A	57,249	(3)	—		57,249
Lease intangibles, net	N/A	6,155		—		6,155
Loans held-for-sale, fair value option, commercial	45,400	41,043		26,014		15,029
Loans held-for-investment	9,200	9,200		—		9,200
Investments in unconsolidated entities	N/A	33,134	(4)	—		33,134
Properties, net	N/A	59,774		68,784		(9,010)
	$2,783,794	$1,354,105		$495,857		$858,248
______________________________________________

(1)Includes $1.16 billion and $1.13 billion of CMBS eliminated in consolidation against VIE liabilities pursuant to ASC 810 as of September 30, 2024 and December 31, 2023, respectively. Also includes $151.1 million and $177.3 million of non-controlling interests in the consolidated entities which hold certain of these CMBS as of September 30, 2024 and December 31, 2023, respectively.
(2)Includes $30.3 million and $33.0 million of non-controlling interests in the consolidated entities which hold certain debt balances as of September 30, 2024 and December 31, 2023, respectively.
(3)Includes $35.6 million and $37.9 million of servicing rights intangibles eliminated in consolidation against VIE assets pursuant to ASC 810 as of September 30, 2024 and December 31, 2023, respectively.
(4)Includes $14.7 million and $14.6 million of investments in unconsolidated entities eliminated in consolidation against VIE assets pursuant to ASC 810 as of September 30, 2024 and December 31, 2023, respectively.

Our REIS Equity Portfolio, as described in Note 6 to the Condensed Consolidated Financial Statements, had the following characteristics based on carrying values as of September 30, 2024 and December 31, 2023, respectively:

Property Type	September 30, 2024	December 31, 2023
Office	44.8%	46.1%
Mixed Use	35.9%	20.0%
Retail	15.8%	29.7%
Hotel	3.5%	4.2%
	100.0%	100.0%

Geographic Location	September 30, 2024	December 31, 2023
North East	44.8%	30.8%
West	35.9%	35.3%
Midwest	19.3%	19.9%
South West	—%	14.0%
	100.0%	100.0%

New Credit Facilities and Amendments
Refer to Note 10 of our Condensed Consolidated Financial Statements for a detailed discussion of new credit facilities and amendments to existing credit facilities executed since December 31, 2023.
Secured Borrowings
The following table is a summary of our secured borrowings as of September 30, 2024 (dollars in thousands):

	Current Maturity		Extended Maturity (a)		Weighted Average Coupon		Pledged Asset Carrying Value		Maximum Facility Size		Outstanding Balance		Approved but Undrawn Capacity (b)	Unallocated Financing Amount (c)
Repurchase Agreements:
Commercial Loans	Oct 2024 to Nov 2029	(d)	Oct 2025 to Dec 2030	(d)	Index + 2.09%	(e)	$9,527,101		$11,481,510	(f)	$5,748,354		$967,373	$4,765,783
Residential Loans	Sep 2025 to Jul 2026		Sep 2025 to Jul 2026		SOFR + 1.85%		2,538,176		3,450,000		2,244,618		10,290	1,195,092
Infrastructure Loans	Sep 2027		Sep 2029		SOFR + 2.17%		384,554		650,000		319,247		—	330,753
Conduit Loans	Dec 2024 to Jun 2027		Dec 2025 to Jun 2028		SOFR + 2.22%		201,645		475,000		158,678		—	316,322
CMBS/RMBS	Jun 2025 to Apr 2032	(g)	Sep 2025 to Oct 2032	(g)	(h)		1,366,946		1,002,760		699,160	(i)	89,058	214,542
Total Repurchase Agreements							14,018,422		17,059,270		9,170,057		1,066,721	6,822,492
Other Secured Financing:
Borrowing Base Facility	Nov 2024		Oct 2026		SOFR + 2.11%		127,088		750,000	(j)	29,561		65,355	655,084
Commercial Financing Facilities	Dec 2024 to Aug 2028		Jan 2027 to Dec 2030		Index + 1.99%		442,826		548,363	(k)	306,849		—	241,514
Infrastructure Financing Facilities	Jul 2025 to Aug 2028		Oct 2027 to Jul 2032		Index + 2.09%		633,022		1,300,000		454,075		54,256	791,669
Property Mortgages - Variable rate	Feb 2025 to May 2026		N/A		SOFR + 2.56%		665,086		597,941		595,735		—	2,206
Property Mortgages - Fixed rate	Dec 2025 to Jun 2026		N/A		4.51%		23,014		20,261		20,261		—	—
Term Loans and Revolver	(l)		N/A		(l)		N/A	(l)	1,506,288		1,356,288		150,000	—
STWD 2022-FL3 CLO	Nov 2038		N/A		SOFR + 1.65%		999,540		834,511		834,511		—	—
STWD 2021-HTS SASB	Apr 2034		N/A		SOFR + 2.65%		192,818		171,859		171,859		—	—
STWD 2021-FL2 CLO	Apr 2038		N/A		SOFR + 1.65%		1,148,697		922,356		922,356		—	—
STWD 2019-FL1 CLO	Jul 2038		N/A		SOFR + 2.06%		403,087		237,227		237,227		—	—
STWD 2024-SIF3 CLO	Apr 2036		N/A		SOFR + 2.18%		414,941		330,000		330,000		—	—
STWD 2021-SIF2 CLO	Jan 2033		N/A		SOFR + 1.89%		515,266		410,000		410,000		—	—
STWD 2021-SIF1 CLO	Apr 2032		N/A		SOFR + 2.07%		507,708		402,803		402,803		—	—
Total Other Secured Financing							6,073,093		8,031,609		6,071,525		269,611	1,690,473
							$20,091,515		$25,090,879		$15,241,582		$1,336,332	$8,512,965
Unamortized net discount											(20,586)
Unamortized deferred financing costs											(64,129)
											$15,156,867
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
(e)Certain facilities with an outstanding balance of $2.5 billion as of September 30, 2024 are indexed to EURIBOR, BBSY, SARON and SONIA. The remainder are indexed to SOFR.
(f)Certain facilities with an aggregate initial maximum facility size of $11.1 billion may be increased to $11.5 billion, subject to certain conditions. The $11.5 billion amount includes such upsizes.

(g)Certain facilities with an outstanding balance of $342.6 million as of September 30, 2024 carry a rolling 12-month term which may reset quarterly with the lender’s consent. These facilities carry no maximum facility size.
(h)A facility with an outstanding balance of $300.9 million as of September 30, 2024 has a weighted average fixed annual interest rate of 3.25%. All other facilities are variable rate with a weighted average rate of SOFR + 2.09%.
(i)Includes: (i) $300.9 million outstanding on a repurchase facility that is not subject to margin calls; and (ii) $30.3 million outstanding on one of our repurchase facilities that represents the 49% pro rata share owed by a non-controlling partner in a consolidated joint venture (see Note 15 to the Condensed Consolidated Financial Statements).
(j)The maximum facility size as of September 30, 2024 of $450.0 million may be increased to $750.0 million, subject to certain conditions.
(k)Certain facilities with an aggregate initial maximum facility size of $448.4 million may be increased to $548.4 million, subject to certain conditions. The $548.4 million amount includes such upsizes.
(l)Consists of: (i) a $766.8 million term loan facility that matures in July 2026, of which $380.0 million has an annual interest rate of SOFR + 2.60% and $386.8 million has an annual interest rate of SOFR + 3.35%, subject to a 0.75% SOFR floor, (ii) a $150.0 million revolving credit facility that matures in April 2026 with an annual interest rate of SOFR + 2.60%, and (iii) a $589.5 million term loan facility that matures in November 2027, with an annual interest rate of SOFR + 2.75%, subject to a 0.50% SOFR floor. These facilities are secured by the equity interests in certain of our subsidiaries which totaled $6.0 billion as of September 30, 2024.

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

Quarter Ended	Quarter-End Balance	Weighted-Average Balance During Quarter	Variance
December 31, 2023	17,643,891	17,493,558	150,333
March 31, 2024	15,856,816	17,090,987	(1,234,171)	(a)
June 30, 2024	15,708,779	15,841,134	(132,355)
September 30, 2024	15,241,582	15,461,975	(220,393)
__________________________________________________

(a)Variance primarily related to secured debt pay downs from unsecured senior note issuance and the sale of the Master Lease Portfolio.
Borrowings under Unsecured Senior Notes
During the three months ended September 30, 2024 and 2023, the weighted average effective borrowing rate on our unsecured senior notes was 5.6% and 5.1%, respectively. During the nine months ended September 30, 2024 and 2023, the weighted average effective borrowing rate on our unsecured senior notes was 5.4% and 4.7%, respectively. The effective borrowing rate includes the effects of underwriter purchase discount.
Refer to Note 11 to the Condensed Consolidated Financial Statements for further disclosure regarding the terms of our unsecured senior notes.

Scheduled Principal Repayments on Investments and Overhang on Financing Facilities
The following scheduled and/or projected principal repayments on our investments were based on amounts outstanding and extended contractual maturities of those investments as of September 30, 2024. The projected and/or required repayments of financing were based on the earlier of (i) the extended contractual maturity of each credit facility or (ii) the extended contractual maturity of each of the investments that have been pledged as collateral under the respective credit facility (amounts in thousands):

	Scheduled Principal Repayments on Loans and HTM Securities	Scheduled/Projected Principal Repayments on RMBS and CMBS	Projected/Required Repayments of Financing, Net (a)	Scheduled Principal Inflows Net of Financing Outflows
Fourth Quarter 2024	$241,373	$17,171	$(416,378)	$(157,834)
First Quarter 2025	414,679	98,425	(651,788)	(138,684)
Second Quarter 2025	185,162	39,192	(156,317)	68,037
Third Quarter 2025	533,331	18,652	(762,967)	(210,984)
Total	$1,374,545	$173,440	$(1,987,450)	$(439,465)

______________________________________________________________________________________________________________________

(a)Net of $400.0 million proceeds received from the unsecured senior notes that settled in October 2024 (see Note 24 to the Condensed Consolidated Financial Statements).
In the normal course of business, the Company is in discussions with its lenders to extend, amend or replace any financing facilities which contain near term expirations.
Issuances of Equity Securities
We may raise funds through capital market transactions by issuing capital stock. There can be no assurance, however, that we will be able to access the capital markets at any particular time or on any particular terms. We have authorized 100,000,000 shares of preferred stock and 500,000,000 shares of common stock. At September 30, 2024, we had 100,000,000 shares of preferred stock available for issuance and 162,784,073 shares of common stock available for issuance.
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
Cash Requirements
Dividends
U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income. We generally intend to distribute substantially all of our taxable income (which does not necessarily equal our GAAP net income) to our stockholders each year, if and to the extent authorized by our board of directors. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating and debt service requirements. If our cash available for distribution is less than our net taxable income, we could be required to sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities. Refer to Note 17 to the Condensed Consolidated Financial Statements and our Form 10-K for a detailed dividend history.

Contractual Obligations and Commitments
Our material contractual obligations and commitments as of September 30, 2024 are as follows (amounts in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Secured financings (a)	$11,932,826	$824,686	$3,522,844	$5,744,666	$1,840,630
CLOs and SASB (b)	3,308,756	483,982	2,151,128	456,787	216,859
Unsecured senior notes	2,780,750	900,000	1,280,750	600,000	—
Future loan commitments:
Commercial Lending (c)	1,148,930	783,836	362,626	2,468	—
Infrastructure Lending (d)	516,563	438,291	78,272	—	—
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

(c)Excludes $278.2 million of loan funding commitments in which management projects the Company will not be obligated to fund in the future due to repayments made by the borrower earlier than, or in excess of, expectations. Includes $86.0 million of future funding now considered probable under a loan guarantee arrangement (see Note 22 to the Condensed Consolidated Financial Statements).

(d)Represents contractual commitments of $37.7 million under revolvers and letters of credit, $127.5 million under delayed draw term loans and $351.3 million of outstanding infrastructure loan purchase commitments.
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
We seek to further manage credit risk associated with our Investing and Servicing Segment loans held-for-sale through the purchase of credit instruments. The following table presents our credit instruments as of September 30, 2024 and December 31, 2023 (dollars in thousands):

	Face Value of Loans Held-for-Sale	Aggregate Notional Value of Credit Instruments	Number of Credit Instruments
September 30, 2024	$238,410	$79,000	5
December 31, 2023	$45,400	$49,000	3

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
The following table presents financial instruments where we have utilized interest rate derivatives to hedge interest rate risk and the related interest rate derivatives as of September 30, 2024 and December 31, 2023 (dollars in thousands); however, consistent with Note 13 to the Condensed Consolidated Financial Statements, the notional value and number of credit instruments excludes the residential lending reverse swap trades and forward starting swaps as well as certain other interest rate swaps that were not effective as of September 30, 2024 and December 31, 2023:

	Face Value of Hedged Instruments	Aggregate Notional Value of Credit Instruments	Number of Credit Instruments
Instrument hedged as of September 30, 2024
Loans held-for-sale	$2,980,201	$3,754,000	51
RMBS, available-for-sale	182,821	40,000	1
CMBS, fair value option	138,901	74,680	4
HTM debt securities	7,955	7,955	1
Secured financing agreements	545,313	1,169,333	8
Unsecured senior notes	1,600,000	1,570,000	3
	$5,455,191	$6,615,968	68
Instrument hedged as of December 31, 2023
Loans held-for-sale	$2,954,526	$3,646,500	43
RMBS, available-for-sale	191,916	85,000	2
CMBS, fair value option	67,433	58,800	2
HTM debt securities	9,629	9,629	1
Secured financing agreements	716,786	1,358,775	8
Unsecured senior notes	1,000,000	970,000	2
	$4,940,290	$6,128,704	58
The table below summarizes the estimated annual change in net investment income for our variable rate investments and our variable rate debt assuming increases or decreases in SOFR or other applicable index rates and adjusted for the effects of our interest rate hedging activities (amounts in thousands). However, this table excludes our floating rate residential loan debt along with its related hedges. As discussed in Note 13 to the Condensed Consolidated Financial Statements and above, the reverse swap trades represent locked positive cash flows, and the forward starting swap will not impact net investment income until June 2027. Once the reverse swap trades expire and the forward starting swap becomes effective (i.e. when it affects net investment income), we will again include these in our interest rate sensitivity. Also consistent with Note 13 to the Condensed Consolidated Financial Statements and above, this table also excludes certain other interest rate swaps that were not effective as of September 30, 2024.

Income (Expense) Subject to Interest Rate Sensitivity	Variable rate investments and indebtedness (1)	1.00% Decrease	0.50% Decrease	0.25% Increase
Investment income from variable rate investments	$16,316,038	$(157,452)	$(79,345)	$40,117
Interest expense from variable rate debt, net of interest rate derivatives	(12,716,405)	137,594	68,654	(34,327)
Net investment income from variable rate instruments	$3,599,633	$(19,858)	$(10,691)	$5,790
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
The following table represents our assets and liabilities that are denominated in Pounds Sterling (“GBP”), Euros (“EUR”), Australian dollars (“AUD”) and Swiss Francs (“CHF”), as well as our expected future net interest receipts (amounts in thousands):

	September 30, 2024
	GBP	EUR	AUD		CHF
Foreign currency assets	£1,481,899	€882,390	A$	1,644,816	Fr.	65,903
Foreign currency liabilities	(1,071,240)	(448,752)	(1,149,651)		(48,872)
Foreign currency contracts - notional, net	(498,932)	(469,885)	(670,493)		(19,568)
Subtotal (1)	£(88,273)	€(36,247)	A$	(175,328)	Fr.	(2,537)
______________________________________________________________________________________________________________________

(1)     Primarily relates to expected net interest cash flows on the respective assets and liabilities over their term.

Substantially all of our net asset exposure to the GBP, EUR, AUD and CHF has been hedged with foreign currency forward contracts as of September 30, 2024, as indicated in the table above. Refer to Note 13 of the Condensed Consolidated Financial Statements for further detail regarding our foreign currency derivatives and their contractual maturities.
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
Changes in Internal Control Over Financial Reporting. No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
There were no unregistered sales of securities or issuer purchases of equity securities during the three months ended September 30, 2024.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits.
(a)Index to Exhibits
INDEX TO EXHIBITS

Exhibit No.	Description

4.1
Indenture, dated as of October 10, 2024, between Starwood Property Trust, Inc. and The Bank of New York Mellon, as trustee (including the form of Starwood Property Trust, Inc.'s 6.000% Senior Notes due 2030) (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed October 10, 2024)

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

STARWOOD PROPERTY TRUST, INC.

Date: November 6, 2024	By:	/s/ BARRY S. STERNLICHT
Barry S. Sternlicht Chief Executive Officer Principal Executive Officer

Date: November 6, 2024	By:	/s/ RINA PANIRY
Rina Paniry Chief Financial Officer, Treasurer, Chief Accounting Officer and Principal Financial Officer