Form 10-K
period 2024-12-31
STARWOOD PROPERTY TRUST, INC.
filed 2025-02-27
CIK 1465128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-34436
Starwood Property Trust, Inc.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	27-0247747 (I.R.S. Employer Identification No.)
2340 Collins Avenue, Suite 700 Miami Beach, Florida (Address of Principal Executive Offices)	33139 (Zip Code)
Registrant’s telephone number, including area code (305) 695-5500
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	STWD	New York Stock Exchange

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
Emerging growth company ☐
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2024, the aggregate market value of the voting stock held by non-affiliates was $5.6 billion based on the reported last sale price of our common stock on June 28, 2024. Shares of our common stock held by affiliates, which includes officers and directors of the registrant, have been excluded from this calculation. This calculation does not reflect a determination that persons are affiliates for any other purposes.
The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of February 21, 2025 was 337,423,560.
DOCUMENTS INCORPORATED BY REFERENCE
Documents Incorporated By Reference: The information required by Part III of this Form 10-K, to the extent not set forth herein or by amendment, is incorporated by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or prior to April 30, 2025.

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
•the occurrence of certain geo-political events (such as wars, terrorist attacks and tensions between states, including global trade disputes related to tariffs) that affect the normal and peaceful course of international relations;
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
•We have sponsored, and purchased the more junior securities of, collateralized loan obligations (“CLOs”) and such instruments involve significant risks, including that these securities receive distributions from the applicable CLO only if the CLO generates enough income to first pay all the investors holding senior tranches and all CLO expenses.
•We are subject to the risks of investing in infrastructure loans, many of which are outside our control, and that may negatively impact our business and financial results.
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

PART I
Item 1. Business.
The following description of our business should be read in conjunction with the information included elsewhere in this Form 10‑K for the year ended December 31, 2024. This discussion contains forward‑looking statements that involve risks and uncertainties. Actual results could differ significantly from the results discussed in the forward‑looking statements due to the factors set forth in “Risk Factors” and elsewhere in this Form 10‑K. References in this Form 10‑K to “we,” “our,” “us,” or the “Company” refer to Starwood Property Trust, Inc. and its subsidiaries.
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

We have four reportable business segments as of December 31, 2024 and we refer to the investments within these segments as our target assets:
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
Our corporate headquarters office is located at 2340 Collins Avenue, Suite 700, Miami Beach, Florida 33139, and our telephone number is (305) 695-5500.

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
•utilizing the skills, expertise, and contacts developed by our Manager over the past 33 years as one of the premier global real estate investment managers to: (i) correctly anticipate trends and identify attractive risk-adjusted investment opportunities in U.S., European and Australian real estate markets; and (ii) expand and diversify our presence in various asset classes, including:
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
Commercial and Residential Lending Segment
The following table sets forth the amount of each category of investments we owned across various property types within our Commercial and Residential Lending Segment as of December 31, 2024 and 2023 (dollars in thousands):

	Face Amount	Carrying Value		Asset Specific Financing	Net Investment	Unlevered Return on Asset (6)
December 31, 2024
First mortgages (1)	$12,955,038	$12,931,333		$7,371,711	$5,559,622	8.3%
Subordinated mortgages (2)	31,000	31,247		—	31,247	15.4%
Mezzanine loans (1)	324,021	323,041		—	323,041	11.3%
Other loans	46,688	46,255		—	46,255	13.2%
Loans held-for-sale, fair value option, residential	2,694,959	2,394,624		2,125,990	268,634	4.5%	(5)
RMBS, available-for-sale	180,654	93,806		17,248	76,558	10.4%
RMBS, fair value option	326,274	421,122	(3)	154,870	266,252	18.5%
HTM debt securities (4)	405,404	404,081		121,832	282,249	8.9%
Credit loss allowance	N/A	(451,205)		—	(451,205)
Equity security	5,606	5,146		—	5,146
Investments in unconsolidated entities	N/A	26,441		—	26,441
Properties, net	N/A	650,966		87,750	563,216
	$16,969,644	$16,876,857		$9,879,401	$6,997,456

December 31, 2023
First mortgages (1)	$14,996,627	$14,947,446		$10,223,439	$4,724,007	9.4%
Subordinated mortgages (2)	76,882	76,560		—	76,560	16.0%
Mezzanine loans (1)	274,899	273,146		—	273,146	14.0%
Other loans	71,843	71,012		—	71,012	12.5%
Loans held-for-sale, fair value option, residential	2,909,126	2,604,594		2,286,070	318,524	4.5%	(5)
RMBS, available-for-sale	191,916	102,368		18,638	83,730	10.1%
RMBS, fair value option	326,274	449,909	(3)	147,428	302,481	19.6%
HTM debt securities (4)	592,542	590,274		133,142	457,132	10.1%
Credit loss allowance	N/A	(301,837)		—	(301,837)
Equity security	9,226	8,340		—	8,340
Investments in unconsolidated entities	N/A	19,151		—	19,151
Properties, net	N/A	431,155		234,889	196,266
	$19,449,335	$19,272,118		$13,043,606	$6,228,512
__________________________________________
(1)First mortgages include first mortgage loans and any contiguous mezzanine loan components because as a whole, the expected credit quality of these loans is more similar to that of a first mortgage loan. The application of this methodology resulted in mezzanine loans with carrying values of $0.9 billion and $1.0 billion being classified as first mortgages as of December 31, 2024 and 2023, respectively.
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
As of December 31, 2024 and 2023, our Commercial and Residential Lending Segment’s investment portfolio, excluding residential loans, RMBS, properties and other investments, had the following characteristics based on carrying values:

Collateral Property Type	December 31, 2024	December 31, 2023
Multifamily	34.5%	37.1%
Office	22.0%	22.4%
Hotel	12.1%	14.3%
Mixed Use	9.6%	7.2%
Industrial	8.9%	8.0%
Residential	1.6%	1.7%
Retail	1.6%	1.4%
Other	9.7%	7.9%
	100.0%	100.0%

Geographic Location	December 31, 2024	December 31, 2023
U.S. Regions:
North East	18.4%	16.4%
South East	15.8%	16.3%
South West	15.4%	15.2%
West	10.5%	8.9%
Mid Atlantic	9.3%	9.7%
Midwest	2.2%	2.4%
International:
United Kingdom	12.8%	12.9%
Australia	7.3%	8.2%
Other Europe	6.3%	8.1%
Bahamas/Bermuda	2.0%	1.9%
	100.0%	100.0%

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
As of December 31, 2024, commercial loans held‑for‑investment and HTM securities had a weighted‑average expected maturity of 2.4 years, calculated assuming all extension options are exercised by the borrower, although our loans may be repaid prior to such date.

Infrastructure Lending Segment

The following table sets forth the amount of each category of investments we owned within our Infrastructure Lending Segment as of December 31, 2024 and 2023 (dollars in thousands):

	Face Amount	Carrying Value	Asset Specific Financing	Net Investment	Unlevered Return on Asset (1)
December 31, 2024
First priority infrastructure loans and HTM securities	$2,631,732	$2,580,775	$1,989,860	$590,915	8.9%
Credit loss allowance	N/A	(21,553)	—	(21,553)
Investments in unconsolidated entities	N/A	54,105	—	54,105
	$2,631,732	$2,613,327	$1,989,860	$623,467

December 31, 2023
First priority infrastructure loans and HTM securities	$2,589,481	$2,535,047	$1,905,319	$629,728	10.0%
Credit loss allowance	N/A	(20,345)	—	(20,345)
Investments in unconsolidated entities	N/A	52,691	—	52,691
	$2,589,481	$2,567,393	$1,905,319	$662,074
__________________________________________
(1)Calculated using applicable index rates for variable rate investments as of the respective period end and excludes loans for which interest income is not recognized. In addition to cash coupon, unlevered return includes the amortization of deferred purchase discounts.

As of December 31, 2024 and 2023, our Infrastructure Lending Segment’s investment portfolio had the following characteristics based on carrying values:

Collateral Type	December 31, 2024	December 31, 2023
Power	57.1%	55.1%
Oil & gas - midstream	33.5%	35.0%
Oil & gas - downstream	8.5%	7.0%
Oil & gas - upstream	0.9%	1.0%
Other	—%	1.9%
	100.0%	100.0%

Geographic Location	December 31, 2024	December 31, 2023
U.S. Regions:
North East	31.7%	32.5%
South West	20.5%	27.6%
Midwest	20.1%	19.4%
South East	17.0%	10.1%
West	5.8%	4.3%
Mid-Atlantic	1.4%	1.7%
Other	1.3%	2.0%
International:
United Kingdom	1.9%	2.0%
Mexico	0.3%	0.4%
	100.0%	100.0%

As of December 31, 2024, the Infrastructure Lending Segment’s first priority infrastructure loans and HTM securities had a weighted‑average contractual maturity of 4.4 years.

Property Segment

The following table sets forth the amount of each category of investments held within our Property Segment as of December 31, 2024 and 2023 (amounts in thousands):

	December 31, 2024	December 31, 2023
Properties, net	$657,246	$555,455
Properties held-for-sale, net	—	290,937
Lease intangibles, net	21,415	24,560
Woodstar Fund	2,073,533	2,012,833
	$2,752,194	$2,883,785

The following table sets forth our net investment and other information regarding the Property Segment’s properties and lease intangibles as of December 31, 2024 (dollars in thousands):

	Carrying Value	Asset Specific Financing	Net Investment	Occupancy Rate	Weighted Average Remaining Lease Term
Office—Medical Office Portfolio	$785,513	$479,732	$305,781	88.5%	5.2 years
D.C. Multifamily Conversion	115,223	—	115,223	N/A	N/A
Subtotal—undepreciated carrying value	900,736	479,732	421,004
Accumulated depreciation and amortization	(222,075)	—	(222,075)
Net carrying value	$678,661	$479,732	$198,929

See Notes 7 and 8 to the Consolidated Financial Statements for a description of the above-referenced Property Segment Portfolios and Woodstar Fund.

As of December 31, 2024 and 2023, our Property Segment’s investment portfolio had the following geographic characteristics based on carrying values:

Geographic Location	December 31, 2024	December 31, 2023
South East	85.3%	82.8%
North East	4.2%	4.2%
South West	2.9%	4.7%
Mid-Atlantic	2.9%	—%
West	2.5%	3.6%
Midwest	2.2%	4.7%
	100.0%	100.0%

Refer to Schedule III included in Item 8 of this Form 10‑K for a detailed listing of the properties held by the Company, including their respective geographic locations.

Investing and Servicing Segment
The following table sets forth the amount of each category of investments we owned within our Investing and Servicing Segment as of December 31, 2024 and 2023 (amounts in thousands):

	Face Amount	Carrying Value		Asset Specific Financing		Net Investment
December 31, 2024
CMBS, fair value option	$2,822,153	$1,225,024	(1)	$445,966	(2)	$779,058
Intangible assets - servicing rights	N/A	58,135	(3)	—		58,135
Lease intangibles, net	N/A	5,545		—		5,545
Loans held-for-sale, fair value option, commercial	125,695	121,384		86,753		34,631
Investments in unconsolidated entities	N/A	33,640	(4)	—		33,640
Properties, net	N/A	65,466		58,375		7,091
	$2,947,848	$1,509,194		$591,094		$918,100
December 31, 2023
CMBS, fair value option	$2,729,194	$1,147,550	(1)	$401,059	(2)	$746,491
Intangible assets - servicing rights	N/A	57,249	(3)	—		57,249
Lease intangibles, net	N/A	6,155		—		6,155
Loans held-for-sale, fair value option, commercial	45,400	41,043		26,014		15,029
Loans held-for-investment	9,200	9,200		—		9,200
Investments in unconsolidated entities	N/A	33,134	(4)	—		33,134
Properties, net	N/A	59,774		68,784		(9,010)
	$2,783,794	$1,354,105		$495,857		$858,248
______________________________________________
(1)Includes $1.20 billion and $1.13 billion of CMBS eliminated in consolidation against VIE liabilities pursuant to ASC 810 as of December 31, 2024 and 2023, respectively. Also includes $148.6 million and $177.3 million of non-controlling interests in the consolidated entities which hold certain of these CMBS as of December 31, 2024 and 2023, respectively.
(2)Includes $30.3 million and $33.0 million of non-controlling interests in the consolidated entities which hold certain debt balances as of December 31, 2024 and 2023, respectively.
(3)Includes $35.7 million and $37.9 million of servicing rights intangibles eliminated in consolidation against VIE assets pursuant to ASC 810 as of December 31, 2024 and 2023, respectively.
(4)Includes $14.8 million and $14.6 million of investments in unconsolidated entities eliminated in consolidation against VIE assets pursuant to ASC 810 as of December 31, 2024 and 2023, respectively.
As of December 31, 2024, the Investing and Servicing Segment’s CMBS had a weighted-average expected maturity of 5.4 years.

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

Our Manager draws upon the experience and expertise of Starwood Capital Group’s team of professionals and support personnel operating in 17 cities across eight countries. Our Manager also benefits from Starwood Capital Group’s dedicated asset management group operating in offices located in the U.S. and abroad. We also benefit from Starwood Capital Group’s portfolio management, finance and administration functions, which address legal, compliance, investor relations and operational matters, asset valuation, risk management and information technologies in connection with the performance of our Manager’s duties.
Human Capital Resources
As of December 31, 2024, the Company had 286 full-time employees, the majority of which are real estate professionals located throughout the U.S. The Company strives to be an employer of choice, and is therefore highly focused on creating and maintaining best in class recruitment, retention and compensation programs and a culture designed to encourage performance, integrity and well-being. The Company believes that its competitive compensation, outstanding benefits, training opportunities and stimulating work environment help attract and retain people with exceptional financial and real estate skills.
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
Distributable Earnings is not a measure calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and is defined within Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations--Non-GAAP Financial Measures" in this Form 10-K.
Our business may be adversely affected if our reputation, the reputation of our Manager or Starwood Capital Group, or the reputation of counterparties with whom we associate is harmed.
We may be harmed by reputational issues and adverse publicity relating to us, our Manager or Starwood Capital Group. Issues could include real or perceived legal or regulatory violations or could be the result of a failure in performance, operations, risk management, governance or technology, or claims related to misconduct, conflicts of interests, ethical issues or failure to protect private information, among others. Similarly, market rumors and actual or perceived association with counterparties whose own reputations are under question could harm our business. Such reputational issues may have an adverse effect on the market price of our common stock or on our ability to attract counterparties for our transactions, or otherwise adversely affect us.

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
Risks Related to the Company
We are subject to risk associated with pandemics, epidemics or other public health crises, which may have a material adverse effect on our business. The nature and extent of future impacts are highly uncertain and unpredictable.
We are subject to risks associated with pandemics, epidemics or other public health crises. The emergence of a future pandemic, epidemic or other public health crisis may result in preventive measures taken by governmental authorities or others to alleviate the crisis, such as mandatory business closures, quarantines and restrictions on travel. Any such measures could adversely impact the economy globally or locally, including by leading to economic slowdowns and volatility and disruption of financial markets. Our operations and financial performance, as well as the operations and financial performance of many of the borrowers underlying our real estate-related assets and tenants of our owned properties, could be materially and adversely impacted as the result of the future emergence of a pandemic, epidemic or other public health crisis, and any related shutdowns or other significant business disruptions.

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

To the extent any future pandemic, epidemic or other public health crisis adversely affects economic conditions and our operations, it may also have the effect of heightening many of the other risks described in this Item 1A.

Provisions for credit losses are difficult to estimate.
Our credit loss provision is evaluated on a quarterly basis. The determination of such provision requires us to make certain estimates and judgments, which may be difficult to determine. Our estimates and judgments are based on a number of factors, including projected cash flow from the collateral securing our loans and debt securities, debt structure, including the availability of reserves and substantive recourse guarantees, likelihood of repayment in full at maturity, potential for refinancing and expected market value of the collateral, all of which remain uncertain and are subjective. Our estimates and judgments may not be correct and, therefore, our results of operations and financial condition could be severely impacted.
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
•    the profitability of the investment of the net proceeds from our offerings of securities;
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
Our financing sources currently include our bank credit facilities, our repurchase agreements, our CLOs, our single asset securitization (“SASB”), our convertible senior notes, our unsecured senior notes, our mortgage debt on certain investment properties and equity and debt offerings. Subject to market conditions and availability, we may seek additional sources of financing in the form of additional bank credit facilities (including term loans and revolving facilities), repurchase agreements, warehouse facilities, structured financing arrangements, public and private equity and debt issuances and derivative instruments, in addition to transaction or asset-specific funding arrangements.
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
We currently have a significant amount of indebtedness outstanding. As of December 31, 2024, our total consolidated indebtedness was approximately $17.3 billion (excluding accounts payable, accrued expenses, other liabilities, VIE liabilities and unfunded commitments). Our outstanding indebtedness currently includes our bank credit facilities, our repurchase agreements, our CLOs, our SASB, our convertible senior notes, our unsecured senior notes and mortgage debt on certain investment properties. Subject to market conditions and availability, we may incur additional debt through bank credit facilities (including term loans and revolving facilities), repurchase agreements, warehouse facilities, structured financing arrangements, public and private debt issuances and derivative instruments, in addition to transaction or asset-specific funding arrangements. The percentage of leverage we employ varies depending on our available capital, our ability to obtain and access financing arrangements with lenders and the lenders’ and rating agencies’ estimate of the stability of our investment portfolio’s cash flow. Our governing documents contain no limitation on the amount of debt we may incur. We may significantly increase the amount of leverage we utilize at any time without approval of our board of directors. However, our secured debt agreements contain customary affirmative and negative covenants, including financial covenants, that in some cases restrict our total leverage (as defined therein). Moreover, the respective indentures governing our unsecured senior notes contain covenants that, subject to a number of exceptions and adjustments, among other things,  limit our ability to incur additional indebtedness and require that we maintain total unencumbered assets (as defined therein) of not less than 120% of the aggregate principal amount of our outstanding unsecured indebtedness (as defined therein). In addition, we may leverage individual assets at substantially higher levels. Incurring substantial debt subjects us to many risks that, if realized, would materially and adversely affect us, including the risk that:
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
Interest rates and inflation have led, and may continue to lead, to economic volatility, increased borrowing costs, price increases and risks of recession in the U.S., globally, or both. Elevated or rising inflation and interest rates could have an adverse impact on us, as described above in this risk factor. In addition, we cannot assure you that our access to capital and other sources of funding will not become constrained, which could adversely affect the availability and terms of future borrowings, renewals or refinancings. Such future constraints could increase borrowing costs, which would make it more difficult or expensive to obtain additional financing or to refinance existing obligations and commitments, which could slow or deter future growth.

Warehouse facilities may limit our ability to acquire assets, and we may incur losses if the collateral is liquidated.
We utilize warehouse facilities pursuant to which we accumulate mortgage loans in anticipation of a securitization financing, which assets are pledged as collateral for such facilities until the securitization transaction is consummated. In order to borrow funds to acquire assets under any warehouse facilities, we expect that our lenders thereunder would have the right to review the potential assets for which we are seeking financing. We may be unable to obtain the consent of a lender to acquire assets that we believe would be beneficial to us and we may be unable to obtain alternate financing for such assets. In addition, a securitization transaction may not be consummated with respect to the assets being warehoused. If the securitization is not consummated, the lender could liquidate the warehoused collateral and we would then have to pay any amount by which the original purchase price of the collateral assets exceeds its sale price, subject to negotiated caps, if any, on our exposure. In addition, regardless of whether the securitization is consummated, if any of the warehoused collateral is sold before the consummation, we would have to bear any resulting loss on the sale. We may not be able to obtain warehouse facilities on favorable terms, or at all.
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
We are subject to various restrictive covenants contained in our existing financing arrangements and may become subject to additional covenants in connection with future financings. Our bank credit facilities contain covenants that restrict our ability to incur additional debt or liens, make certain investments or acquisitions, merge, consolidate or transfer or dispose of substantially all of our assets or otherwise dispose of property and assets, pay dividends and make certain other restricted payments, change the nature of our business or enter into transactions with affiliates. Our bank credit facilities, as well as our repurchase agreements, each requires us to maintain compliance with various financial covenants, including, as applicable, a minimum tangible net worth and cash liquidity, and specified financial ratios, such as total debt to total assets and EBITDA to fixed charges or loan-to-value ratios. In addition, the respective indentures governing our respective senior notes contain covenants that, subject to a number of exceptions, adjustments and, in certain circumstances, termination provisions, among other things: limit our ability to incur additional indebtedness; require that we maintain total unencumbered assets (as defined therein) of not less than 120% of the aggregate principal amount of our outstanding unsecured indebtedness (as defined therein); and impose certain requirements in order for us to merge or consolidate with another person.
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
Our bank credit facilities and repurchase agreements also involve the risk that the market value of the loans pledged or sold by us to the repurchase agreement counterparty or provider of the bank credit facility may decline in value, in which case the lender may require us to provide additional collateral or to repay all or a portion of the funds advanced. We may not have the funds available to repay our debt at that time, which would likely result in defaults unless we are able to raise the funds from alternative sources, which we may not be able to achieve on favorable terms or at all. Posting additional collateral would reduce our liquidity and limit our ability to leverage our assets. If we cannot meet these requirements, the lender could accelerate our indebtedness, increase the interest rate on advanced funds and terminate our ability to borrow funds from them, which could materially and adversely affect our financial condition and ability to continue to implement our business plan. In addition, in the event that the lender files for bankruptcy or becomes insolvent, our loans may become subject to bankruptcy or insolvency proceedings, thus depriving us, at least temporarily, of the benefit of these assets. Such an event could restrict our access to bank credit facilities and increase our cost of capital.
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
As of December 31, 2024, we had $380.8 million in principal amount of convertible senior notes outstanding. If a fundamental change within the meaning of our outstanding convertible senior notes occurs, holders of those convertible senior notes will have the right to require us to purchase for cash any or all of their notes. The fundamental change purchase price will equal 100% of the principal amount of the convertible senior notes to be purchased, plus accrued and unpaid interest thereon. In addition, upon conversion of the convertible senior notes, unless we elect to settle the conversion entirely in shares of our common stock, we will be required to make cash payments in respect of the convertible senior notes being converted. However, we may not have sufficient funds at the time we are required to purchase the convertible senior notes surrendered therefor or to make cash payments on the notes being converted, and we may not be able to arrange necessary financing on acceptable terms, if at all. If we were unable to raise necessary funding on acceptable terms or at all, our operating results and financial position could be negatively impacted if we were required to repurchase the notes or to pay cash upon conversion.
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
Remote and hybrid working arrangements, flexible work schedules, open workplaces, videoconferencing, and teleconferencing have become more common, and these trends accelerated as a result of the recent COVID-19 pandemic. These practices have and may continue to enable businesses to reduce their office space requirements. There is also an increasing trend among some businesses to utilize shared office spaces and co-working spaces. These trends have contributed to decreased overall demand for office space and, in turn, have place downward pressure on occupancy, rental rates and property valuations, each of which has and may continue to adversely affect our business, results of operations, liquidity and financial condition.
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
Construction or rehabilitation loans generally expose a lender to greater risk of non-payment and loss than permanent commercial mortgage loans because repayment of the loans often depends on the borrower’s ability to secure permanent “take-out” financing, which requires the successful completion of construction, renovation, refurbishment or expansion and stabilization of the project, or operation of the property with an income stream sufficient to meet operating expenses, including debt service on such replacement financing. For construction or rehabilitation loans, increased risks include the accuracy of the estimate of the property’s value at completion of construction, renovation, refurbishment or expansion and the estimated cost of construction, renovation, refurbishment or expansion—all of which may be affected by unanticipated delays and cost over-runs. Such loans typically involve an expectation that the borrower’s sponsors will contribute sufficient equity funds in order to keep the loan “in balance,” and the sponsors’ failure or inability to meet this obligation could result in delays in construction, renovation, refurbishment or expansion or an inability to complete such work. Commercial construction or rehabilitation loans also expose the lender to additional risks of contractor non-performance or borrower disputes with contractors resulting in mechanic’s or materialmen’s liens on the property and possible further delay. In addition, since such loans generally entail greater risk than mortgage loans on income producing property, we may need to increase our allowance for loan losses in the future to account for the likely increase in expected credit losses associated with such loans. Further, as the lender under a construction or rehabilitation loan, we may be obligated to fund all or a significant portion of the loan at one or more future dates. We may not have the funds available at such future date(s) to meet our funding obligations under the loan. In that event, we would likely be in breach of the loan unless we are able to raise the funds from alternative sources, which we may not be able to achieve on favorable terms or at all. In addition, many of our construction or rehabilitation loans have multiple lenders and if another lender fails to fund, we could be faced with the choice of either funding for that defaulting lender or suffering a delay or protracted interruption in the progress of construction, renovation, refurbishment or expansion.

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
In addition, borrowers usually use the proceeds of a conventional mortgage to repay a bridge loan. A bridge loan therefore is subject to the risk of a borrower’s inability to obtain permanent financing to repay the bridge loan. Bridge loans are also subject to risks of borrower defaults, bankruptcies, fraud, losses and special hazard losses that are not covered by standard hazard insurance. In the event of any default under bridge loans held by us, we bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount and unpaid interest of the bridge loan. To the extent we suffer such losses with respect to our bridge loans, the value of the Company and the price of our shares of common stock may be adversely affected.
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
The ownership of residential loans, including non-QMs, subjects us to legal, regulatory and other risks, including those arising under federal consumer protection laws and regulations designed to regulate residential loan underwriting and originators’ lending processes, standards and disclosures to borrowers. These laws and regulations include the Consumer Financial Protection Bureau’s (“CFPB”) TILA-RESPA Integrated Disclosure rule (also referred to as “TRID”), the “ability-to-repay” rules (“ATR Rules”) under the Truth-in-Lending Act and “qualified mortgage” regulations, in addition to various federal, state and local laws and regulations intended to discourage predatory lending practices by residential loan originators. Non-QMs are among the loan products that we may acquire that do not constitute qualified mortgages and, accordingly, do not have the benefit of either a safe harbor from liability under the ATR Rules or a rebuttable presumption of compliance with the ATR Rules. Application of certain standards set forth in the ATR Rules is highly subjective and subject to interpretive uncertainties. As a result, a court may determine that a residential loan did not meet the applicable standard or test even if the originator reasonably believed such standard or test had been satisfied. Failure of residential loan originators or servicers to comply with these laws and regulations could subject us, as an assignee or purchaser of these loans (or as an investor in securities backed by these loans), to monetary penalties assessed by the CFPB through its administrative enforcement authority and by mortgagors through a private right of action against lenders or as a defense to foreclosure, including by recoupment or setoff of finance charges and fees collected, and could result in rescission of the affected residential loans, which could adversely impact our business and financial results. Such risks may be higher in connection with the acquisition of non-QMs. Borrowers under non-QMs may be more likely to challenge the analysis conducted under the ATR Rules by lenders. Even if a borrower does not succeed in the challenge, additional costs may be incurred in connection with challenging and defending such claims, which may be more costly in judicial foreclosure jurisdictions than in non-judicial foreclosure jurisdictions, and there may be more of a likelihood such claims are made since the borrower is already exposed to the judicial system to process the foreclosure.
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
•    acts of God, including, without limitation, earthquakes, hurricanes, pandemics, epidemics or other public health emergencies, wildfires, droughts, other natural disasters and global climate change, which may result in uninsured losses;
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
We invest in distressed and non-performing commercial loans which could subject us to increased risks relative to performing loans, which may result in losses to us.
We invest in distressed and non-performing commercial mortgage loans, which are subject to increased risks of loss. Such loans may be or become non-performing for a variety of reasons, including, without limitation, because the underlying property is too highly leveraged or the borrower falls upon financial distress, in either case, resulting in the borrower being unable to meet its debt service obligations. Such loans may require a substantial amount of workout negotiations and/or restructuring, which may divert attention from other activities and may entail, among other things, a substantial reduction in the interest rate and a substantial write-down of the principal of the loan. Moreover, the ability to implement a successful restructuring entails a high degree of uncertainty, and we may not be able to implement any such restructuring on favorable terms or at all.

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
We may invest in commercial properties subject to net leases, which could subject us to losses.
We may invest in commercial properties subject to net leases. Typically, net leases require the tenants to pay substantially all of the operating costs associated with the properties. As a result, the value of, and income from, investments in commercial properties subject to net leases will depend, in part, upon the ability of the applicable tenant to meet its obligations to maintain the property under the terms of the net lease. If a tenant fails or becomes unable to so maintain a property, we will be subject to all risks associated with owning the underlying real estate. Under many net leases, however, the owner of the property retains certain obligations with respect to the property, including, among other things, the responsibility for maintenance and repair of the property, to provide adequate parking, maintenance of common areas and compliance with other affirmative covenants in the lease. If we were to fail to meet any such obligations, the applicable tenant could abate rent or terminate the applicable lease, which could result in a loss of our capital invested in, and anticipated profits from, the property.
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

•acts of God, including, without limitation, earthquakes, hurricanes, pandemics, epidemics or other public health emergencies, wildfires, droughts, other natural disasters, global climate change, or acts of war or terrorism, in each case which may result in uninsured or underinsured losses; and
•decreases in the underlying value of real estate.
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
We have sponsored, and purchased the more junior securities of, CLOs and such instruments involve significant risks, including that these securities receive distributions from the applicable CLO only if the CLO generates enough income to first pay all the investors holding senior tranches and all CLO expenses.
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

We are subject to the risks of investing in infrastructure loans, many of which are outside our control, and that may negatively impact our business and financial results.
We are subject to the risks of investing in infrastructure loans. Infrastructure loans are subject to the risk of default, foreclosure and loss, and the risk of loss may be greater than similar risks associated with loans made on other types of assets.  The loan structure for project finance relies primarily on the underlying project’s cash flows for repayment, with the project’s assets, rights and interests, together with the equity in the project company, typically pledged as collateral.  Accordingly, the ability of the project company to repay an infrastructure loan is dependent upon the successful development, construction and/or operation of such project rather than upon the existence of independent income or assets of the project company.  Moreover, the loans are typically non-recourse or limited recourse to the project sponsor, and the project company, as a special purpose entity, typically has no assets other than the project.  Accordingly, if the project’s cash flows are reduced or are otherwise less than projected, the project company’s ability to repay the loan will likely be impaired.  The Infrastructure Lending Segment has made and will continue to make certain estimates regarding project cash flows during the underwriting of its investments. These estimates may not prove accurate, as actual results may vary from estimates. A project’s cash flows can be adversely affected by, among other things:
•if the project involves new construction,
•cost overruns,
•delays in completion,
•availability of land, building materials, energy, raw materials and transportation,
•availability of work force, management personnel and reliable contractors, and
•natural disasters (wildfires, drought, flood, earthquake, pandemics, epidemics or other public health emergencies), global climate change, war, civil unrest and strikes affecting contractors, suppliers or markets;
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
In the event of any default under an infrastructure loan, we bear the risk of loss of principal to the extent of any deficiency between the value of the collateral, if any, and the principal and accrued interest of the loan, which could have a material adverse effect on our business, financial condition and results of operations.  In the event of the bankruptcy of a project company, our investment will be deemed to be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession and our contractual rights may be unenforceable under state or other applicable law. Foreclosure proceedings against a project can be an expensive and lengthy process, which could have a substantial negative effect on our anticipated return on the foreclosed investment.
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
The default of one or more of the infrastructure loans as a result of a downturn within the energy industry or the midstream oil and gas industry generally could have a material adverse effect on our business, financial condition and results of operations.
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
Most of the assets in our Investing and Servicing Segment are held through, or are ownership interests in, entities subject to entity level taxes, which cannot be passed through to, or used by, our stockholders to reduce taxes they owe.
Most of the assets in our Investing and Servicing Segment are held through a TRS, which is subject to entity level taxes on income that it earns. Taxes on income from such assets have materially increased the taxes paid by our TRS.
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
Our charter provides that a director may only be removed for cause upon the affirmative vote of holders of two-thirds of the votes entitled to be cast in the election of directors. Vacancies may be filled only by a majority of the remaining directors in office, even if less than a quorum. These requirements make it more difficult to change our management by removing and replacing directors and may prevent a change in control of the Company that is in the best interests of our stockholders.
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
However, the more favorable rates that will nevertheless continue to apply to regular corporate qualified dividends could cause investors who are individuals, trusts or estates to perceive investments in REITs to be relatively less attractive as a U.S. federal income tax matter than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including ours.
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
In order for us to maintain our qualification as a REIT under the Code, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year following our first year. Our charter, with certain exceptions, authorizes our board of directors to take the actions that are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of directors, no person may own more than 9.8% of the aggregate value of our outstanding capital stock. Our board may grant an exemption in its sole discretion, subject to such conditions, representations and undertakings as it may determine. The ownership limits imposed by the tax law are based upon direct or indirect ownership by “individuals” (as defined in the Code to include certain entities), but only during the last half of a tax year. The ownership limits contained in our charter key off the ownership at any time by any “person,” which term includes entities. These ownership limitations in our charter are common in REIT charters and are intended to provide added assurance of compliance with the tax law requirements, and to minimize administrative burdens. However, these ownership limits might also delay or prevent a transaction or a change in our control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.
Even as a REIT, we may face tax liabilities that reduce our cash flow.
Even if we remain qualified for taxation as a REIT, we may be subject to certain U.S. federal, state and local or non-U.S. taxes on our income and assets, including taxes on any undistributed income, taxes on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes, such as mortgage recording taxes. In addition, in order to continue to meet the REIT qualification requirements, prevent the recognition of certain types of non-cash income, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we may hold a significant amount of our assets through our TRSs or other subsidiary corporations that will be subject to corporate-level income tax at regular rates. Although REITs are not subject to the corporate alternative minimum tax, a TRS may be subject to this tax if a TRS’s three-year average annual adjusted financial statement income exceeds $1 billion. Furthermore, if we lend money to a TRS, the TRS may be unable to deduct all or a portion of the interest paid to us, which could result in an even higher corporate-level tax liability. Any of these taxes would decrease cash available for distribution to our stockholders.

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
To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of MBS. The remainder of our investment in securities (other than government securities, securities of a TRS, and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities, securities of a TRS, and qualified real estate assets) can consist of the securities of any one issuer, and no more than 20% of the value of our total securities can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
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
We may acquire debt instruments in the secondary market for less than their face amount. The discount at which such debt instruments are acquired may reflect doubts about their ultimate collectability rather than current market interest rates. The amount of such discount will nevertheless generally be treated as “market discount” for U.S. federal income tax purposes. Under the rules applicable in reporting market discount as income, such market discount may have to be included in income as if the debt instruments were assured of being collected in full. If we ultimately collect less on the debt instruments than our purchase price plus the market discount we had previously reported as income, we may not be able to benefit from any offsetting loss deductions. In addition, we may acquire distressed debt investments that are subsequently modified by agreement with the borrower. If the amendments to the outstanding debt are “significant modifications” under applicable U.S. Treasury regulations, the modified debt may be considered to have been reissued to us at a gain in a debt-for-debt exchange with the borrower. In that event, we may be required to recognize taxable gain to the extent the issue price or principal amount, as applicable, of the modified debt exceeds our adjusted tax basis in the unmodified debt, even if the value of the debt or the payment expectations have not changed.
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
Securitizations in the form of bonds or notes secured principally by mortgage loans generally result in the creation of TMPs for U.S. federal income tax purposes.  The debt securities issued by TMPs are sometimes referred to as “collateralized mortgage obligations” (“CMOs”), which include CLOs.  We have issued CLOs through TMPs.  Unless a TMP is wholly-owned by a REIT, it is subject to taxation as a corporation.  However, so long as a REIT owns 100% of the equity interests in a TMP, the TMP will not be taxed as a corporation.  Instead, the REIT's stockholders, including, without limitation, foreign stockholders eligible for treaty or sovereign benefits, stockholders with net operating losses, and generally tax-exempt stockholders that are subject to unrelated business income tax, may be subject to taxation, or to increased taxes, on any portion, known as “excess inclusions”, of their dividend income from the REIT that is attributable to the TMP, but only to the extent that the REIT actually distributes “excess inclusions” to them.   We intend not to distribute “excess inclusions”, but to pay the tax on “excess inclusions” ourselves. Notwithstanding our intention to try to avoid distributions to our stockholders of “excess inclusions”, it is possible that some portion of our dividends to our stockholders may be so characterized.
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
Our investments in construction loans require us to make estimates about the fair value of land and improvements that may be challenged by the IRS.
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
In connection with U.S. federal income tax audits of partnerships (such as certain of our subsidiaries) and the collection of any tax resulting from any such audits or other tax proceedings, the partnership itself may be liable for partner-level taxes (including interest and penalties) resulting from an adjustment of partnership tax items on audit, regardless of changes in the composition of the partners (or their relative ownership) between the year under audit and the year of the adjustment.  The rules also include an elective alternative method under which the additional taxes resulting from the adjustment are assessed against the affected partners, subject to a higher rate of interest than otherwise would apply.  Although regulations have been issued and address some aspects of these rules, questions remain as to how they will apply.  These rules could increase the U.S. federal income tax, interest, and/or penalties economically borne by us in the event of a U.S. federal income tax audit of a subsidiary partnership in comparison to prior law.
Legislative or other actions affecting REITs could materially and adversely affect us and our stockholders.
The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury. Changes to the tax laws, with or without retroactive application, could materially and adversely affect us and our stockholders. We cannot predict how changes in the tax laws, or the expiration of certain tax provisions in the 2017 Tax Cuts and Jobs Act that are subject to “sunset” for taxable years beginning after December 31, 2025, might affect us or our stockholders. New legislation, U.S. Treasury regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify as a REIT or the U.S. federal income tax consequences of such qualification.

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
Our Manager is authorized to follow very broad investment guidelines which enable our Manager to make investments on our behalf in a wide array of assets. Our board of directors will periodically review our investment guidelines and our investment portfolio but will not, and will not be required to, review all of our proposed investments, except that any investment that is equal to or in excess of $250.0 million but less than $400.0 million will require approval of the investment committee of our board of directors and any investment that is equal to or in excess of $400.0 million will require approval of our board of directors. See Item 1. "Business—Investment Guidelines” in this Form 10-K for additional information regarding these investment guidelines. In addition, in conducting periodic reviews, our board of directors may rely and may make investments through affiliates primarily on information provided to them by our Manager. Furthermore, our Manager may use complex strategies, and transactions entered into by our Manager may be costly, difficult or impossible to unwind by the time they are reviewed by our board of directors. Our Manager (or such affiliates) has great latitude within the broad parameters of our investment guidelines in determining the types and amounts of target assets it decides are attractive investments for us, which could result in investment returns that are substantially below expectations or that result in losses, which would materially and adversely affect our business operations and results. Further, decisions made and investments and financing arrangements entered into by our Manager may not fully reflect the best interests of our stockholders.
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
Cybersecurity incidents and cyber-attacks, ransomware attacks, and social engineering attempts (including business email compromise attacks) have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. There have been a number of recent highly publicized cases involving the dissemination, theft and destruction of corporate information as a result of a failure to follow procedures by employees or contractors or as a result of actions by a variety of third parties. There can be no assurance that the measures we take to ensure the integrity of our systems will provide protection, especially because cyberattack techniques used change frequently, may persist undetected over extended periods of time, and may not be mitigated in a timely manner to prevent or minimize the impact of an attack. We regularly encounter phishing attempts and unsuccessful attacks, and our layered security approach has effectively protected us. The loss, disclosure or misappropriation of, or unauthorized access to, information or our failure to meet our obligations could result in damage to our reputation, legal claims or proceedings, penalties and remediation costs. See Item 1C—"Cybersecurity” in this Form 10-K for a discussion of how we address these cybersecurity risks.
We are subject to risks from natural disasters such as earthquakes, wildfires and severe weather, including as the result of global climate changes, which may result in damage to our properties.
Natural disasters and severe weather such as earthquakes, tornadoes, hurricanes, wildfires, droughts or floods may result in significant damage to the properties securing our loans or in which we invest. In addition, our investments may be exposed to new or increased risks and liabilities associated with global climate change, such as increased frequency or intensity of adverse weather and natural disasters, as well as increased unavailability or costs of insurance, any of which could negatively impact our and our borrowers’ businesses and the value of the properties securing our loans or in which we invest. The extent of our or our borrowers’ casualty losses and loss in operating income in connection with such events is a function of the severity of the event and the total amount of exposure in the affected area. When we have geographic concentration of exposures, a single catastrophe (such as an earthquake) or destructive weather event (such as a hurricane) affecting a region may have a significant negative effect on our financial condition and results of operations. We may be materially and adversely affected by our exposure to losses arising from natural disasters or severe weather, including those associated with global climate change.
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

Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
We rely on information technology (“IT”) systems, including data hosting facilities and other hardware and software platforms, some of which are hosted by third parties, to assist in conducting our businesses. Our IT systems, like those of most companies, may be vulnerable to certain cybersecurity threats such as ransomware, interruption of services, data breaches, or any other cybersecurity incident that could adversely impact our ability to operate our core business functions. As a real estate finance services firm, we do not maintain a significant level of personally identifiable information data, so our exposure to data breaches is limited. In the last fiscal year, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, cash flow or financial condition. However, we have, from time to time, experienced threats to our data and systems, including from malicious software and computer virus attacks. We anticipate we will continue to face similar threats, including attempts for unauthorized access, in the future. We also maintain a cybersecurity insurance policy to mitigate risks associated with cybersecurity incidents, though coverage may not be available or sufficient to cover costs of certain cybersecurity incidents.

Risk Management and Strategy

We consider cybersecurity, along with other top risks, within our enterprise risk management framework. The enterprise risk management framework includes internal reporting at the business and enterprise levels, with consideration of key risk indicators, trends and countermeasures for cybersecurity and other types of significant risks. We have implemented a robust cybersecurity program that employs various controls and activities aimed at identifying, protecting against, detecting, and responding to cybersecurity threats. These controls, including endpoint and network monitoring, endpoint protection, and network security measures, safeguard our assets from unauthorized access and attacks. We prioritize data protection through data classification and access management designed to permit access only by authorized personnel. Our cybersecurity incident response plan, integrated into the enterprise risk management framework, outlines a structured process for handling cybersecurity incidents involving assets or data. It guides our cybersecurity incident response team in containing, eradicating, and recovering from incidents while minimizing damage and disruption. The plan includes a clearly defined notification framework for timely communication to relevant parties, that may include our management team, Board of Directors and Audit Committee, based on the incident’s severity and potential impact. Controls and related activities are designed taking into consideration recognized third party cybersecurity frameworks.

We utilize on-premises and cloud-based security solutions, with real-time monitoring provided by specialized managed security services providers. These external managed security service providers collect events generated by critical systems in real-time, filter non-security events, and then correlate the information using security data analytical engines so that personnel can identify and analyze threats.

Annual risk assessments of our Information Security Program are conducted to identify emerging information security and third party risks. In addition, periodic vulnerability assessments and penetration tests are conducted to support the identification of risks. We also conduct independent audits, including through the use of third-party assessors on both the design and operational effectiveness of security controls and consult with external advisors on best practices to address new challenges.

An external vendor risk management platform is utilized to evaluate, rate, monitor, and track vendor risk pertaining to our critical vendors. The security practices and processes of the service providers are monitored regularly, and periodic assessments may be performed on the service providers’compliance with cybersecurity terms, based on the service providers’ risk. For any of our hosted applications we by default require the vendor to maintain a System and Organization Controls (“SOC”) 1 or SOC 2 report. If a third party vendor is not able to provide a SOC 1 or SOC 2 report, we take additional steps to assess their cybersecurity preparedness and assess our relationship on that basis. Our assessment of risks associated with the use of third party providers is part of our overall cybersecurity risk management framework.

We also periodically perform simulations and tabletop exercises at a management level and incorporate external resources and advisors as needed. All employees are required to complete a monthly computer-based Security Awareness Training Program that includes various topics on cybersecurity risk management best practices. This program educates users to identify information security threats and what actions should be taken. Additionally, employees are regularly tested with phishing campaigns reinforcing their awareness of email threats.

Governance

Oversight of cybersecurity is a joint responsibility of our Board of Directors and Audit Committee, with each receiving at least quarterly updates on our cybersecurity program, including measures taken to address cybersecurity risks and significant cybersecurity incidents. The Board and Audit Committee also may receive updates on topics such as the results of various cybersecurity assessments, third party risk management, and evolving risks.

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

Item 2. Properties.
The Company leases office space in Miami Beach, FL; New York, NY; Los Angeles, CA; Stamford, CT; and Charlotte, NC. Refer to Schedule III included in Item 8 of this Form 10‑K for a listing of investment properties owned as of December 31, 2024.
Item 3. Legal Proceedings.
Currently, no material legal proceedings are pending against us that could have a material adverse effect on our business, financial position or results of operations.
Item 4.    Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information and Dividends
The Company’s common stock has been listed on the NYSE and is traded under the symbol “STWD” since its IPO in August 2009. On February 21, 2025, the closing price of our common stock, as reported by the NYSE, was $19.90 per share.
We intend to make regular quarterly distributions to holders of our common stock and distribution equivalents to holders of restricted stock units which are settled in shares of common stock. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income. We generally intend over time to pay quarterly distributions in an amount at least equal to our taxable income. Refer to Note 18 to the Consolidated Financial Statements for the Company’s dividend history for the three years ended December 31, 2024.
Holders
As of February 21, 2025, there were 600 holders of record of the Company’s 337,423,560 shares of common stock outstanding. One of the holders of record is Cede & Co., which holds shares as nominee for The Depository Trust Company which itself holds shares on behalf of other beneficial owners of our common stock.

Stock Performance Graph
CUMULATIVE TOTAL RETURN
Based upon initial investment of $100 on December 31, 2019 (1)

240.00
220.00
200.00
180.00
160.00
140.00
120.00
100.00
80.00
60.00
40.00
20.00
12/31/19
12/31/20
12/31/21
12/31/22
12/31/2023
12/31/2024
Starwood Property Trust
FTSE NAREIT Mortgage REITs Index
S&P 500 Index

	Starwood Property Trust	FTSE NAREIT Mortgage REITs Index (2)	S&P 500 Index
12/31/2019	$100.00	$100.00	$100.00
12/31/2020	$88.36	$81.38	$118.39
12/31/2021	$120.03	$94.05	$152.34
12/31/2022	$99.48	$69.27	$124.73
12/31/2023	$125.95	$79.79	$157.48
12/31/2024	$125.07	$79.96	$196.85
__________________________________________
(1)Dividend reinvestment is assumed.
(2)The Bloomberg REIT Mortgage Index used for comparison in our prior year graph is no longer published. We retrospectively replaced it with the FTSE NAREIT Mortgage REITs Index (FNMR-FTX) in the graph above.

Sales of Unregistered Equity Securities

There were no sales of unregistered equity securities during the year ended December 31, 2024.

Issuer Purchases of Equity Securities

There were no purchases of common stock during the year ended December 31, 2024.

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

Developments During the Fourth Quarter of 2024
Commercial and Residential Lending Segment
•Originated or acquired $477.1 million of commercial loans during the quarter, including the following:
◦€107.5 million ($111.4 million) first mortgage loan secured by a shopping center located in Ireland, which the Company fully funded subsequent to year end.
◦$63.5 million first mortgage loan secured by a multifamily property located in Florida, of which the Company funded $51.6 million.
◦€51.7 million ($53.5 million) upsize to an existing $93.9 million first mortgage loan to add a hotel asset to an existing portfolio located in Ireland, of which the Company funded $49.4 million.
◦$48.1 million first mortgage and mezzanine loan secured by a multifamily property located in New York, of which the Company funded $46.0 million.
◦$100.0 million bridge loan secured by a portfolio of six data center assets located across the western United States.
•Funded $171.9 million of previously originated commercial loan commitments and investment securities.
•Received gross proceeds of $967.3 million ($484.7 million, net of debt repayments) from maturities and principal repayments on our commercial loans and investment securities.
•Sold $40.1 million of participating interests in first mortgage and mezzanine loans at par.
Infrastructure Lending Segment
•Acquired $532.0 million of infrastructure loans and funded $25.8 million of pre-existing infrastructure loan commitments.
•Received proceeds of $365.9 million from principal repayments on our infrastructure loans and bonds.
•In October 2024, we refinanced a pool of our infrastructure loans held-for-investment through a CLO, Starwood 2024-SIF4. The CLO has a contractual maturity of October 2036 and a weighted average cost of financing of SOFR + 2.10%, inclusive of the amortization of deferred issuance costs. On the closing date, the CLO issued $600.0 million of notes, of which $496.2 million of notes was purchased by third party investors and $103.8 million of subordinated notes were retained by us. In connection therewith, we redeemed at par the third party financing for our STWD 2021-SIF1 CLO for $402.8 million and contributed certain loans previously held in that CLO to Starwood 2024-SIF4.
Investing and Servicing Segment
•Originated commercial conduit loans of $539.2 million.
•Received proceeds of $666.4 million from sales of previously originated commercial conduit loans.
•Acquired CMBS for a purchase price of $53.6 million, of which $5.0 million related to non-controlling interests.
•Obtained six new special servicing assignments for CMBS trusts with a total unpaid principal balance of $5.1 billion, while $2.8 billion matured, bringing our total named special servicing portfolio to $109.6 billion.
•Acquired a hotel in Arkansas from a consolidated CMBS trust for a purchase price of $7.7 million.
•Acquired a 25% equity interest in a retail center in Hawaii for $6.2 million.

Corporate
•Repaid the entire $400.0 million of 3.75% Senior Notes at maturity on December 31, 2024.
•In December 2024, we issued $500.0 million of 6.50% Senior Notes due 2030 and swapped the notes to a floating rate of SOFR + 2.55%.
•In December 2024, we amended our $589.5 million term loan facility, increasing the facility by $100.0 million, to $689.5 million, and reducing the spread by 50 bps from SOFR + 2.75% to SOFR + 2.25%.
•In November 2024, we early redeemed $250.0 million of our $500.0 million Senior Notes due March 2025.
•In October 2024, we issued $400.0 million of 6.00% Senior Notes due 2030 and swapped the notes to a floating rate of SOFR + 2.70%.
Developments During 2024
Commercial and Residential Lending Segment
•Originated or acquired $1.7 billion of commercial loans during the year, including the following:
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
◦$189.4 million first mortgage loan to refinance a residential development located in New York, of which the Company funded $155.8 million.
◦$175.0 million first mortgage loan to renovate a 593-key beach resort located in Bermuda, of which the Company funded $27.4 million.
◦€107.5 million ($111.4 million) first mortgage loan secured by a shopping center located in Ireland, which the Company fully funded subsequent to year end.
◦$110.0 million first mortgage and mezzanine loan to refinance a 26-story luxury multifamily property located in New Jersey, of which the Company funded $98.7 million.
◦$83.7 million first mortgage and mezzanine loan to refinance the existing debt of three multifamily properties and two new modular multifamily developments located in Georgia, Tennessee and Florida, of which the Company funded $60.8 million.
◦$63.5 million first mortgage loan secured by a multifamily property located in Florida, of which the Company funded $51.6 million.
◦$59.6 million first mortgage loan to refinance a Class A industrial property located in New York, of which the Company funded $56.8 million.
◦$100.0 million bridge loan secured by a portfolio of six data center assets located across the western United States.
•Funded $506.8 million of previously originated commercial loan commitments and investment securities.
•Received gross proceeds of $3.6 billion ($1.5 billion, net of debt repayments) from maturities and principal repayments on our commercial loans and investment securities.

•Sold three units in a residential conversion project in New York for $12.1 million.
•Sold $40.1 million of participating interests in first mortgage and mezzanine loans at par.
Infrastructure Lending Segment
•Acquired $1.4 billion of infrastructure loans and funded $110.6 million of pre-existing infrastructure loan commitments.
•Received proceeds of $1.3 billion from principal repayments on our infrastructure loans and bonds and $47.1 million from the sale of an infrastructure loan.
•Entered into a credit facility to finance infrastructure loans with a maximum facility size of $250.0 million.
•In October 2024, we refinanced a pool of our infrastructure loans held-for-investment through a CLO, Starwood 2024-SIF4. The CLO has a contractual maturity of October 2036 and a weighted average cost of financing of SOFR + 2.10%, inclusive of the amortization of deferred issuance costs. On the closing date, the CLO issued $600.0 million of notes, of which $496.2 million of notes was purchased by third party investors and $103.8 million of subordinated notes were retained by us. In connection therewith, we redeemed at par the third party financing for our STWD 2021-SIF1 CLO for $402.8 million and contributed certain loans previously held in that CLO to Starwood 2024-SIF4.
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
Investing and Servicing Segment
•Originated or acquired commercial conduit loans of $1.8 billion.
•Received proceeds of $1.7 billion from sales of previously originated or acquired commercial conduit loans.
•Acquired CMBS for a purchase price of $187.5 million, of which $8.7 million related to non-controlling interests, and sold CMBS for total gross proceeds of $12.9 million, of which $2.8 million related to non-controlling interests.
•Obtained 29 new special servicing assignments for CMBS trusts with a total unpaid principal balance of $24.2 billion, while $13.2 billion matured and $0.1 billion transferred, bringing our total named special servicing portfolio to $109.6 billion.
•Sold commercial real estate for gross proceeds of $18.2 million and recognized a gain of $8.3 million, of which $2.5 million was attributable to non-controlling interests.
•Acquired a hotel in Arkansas from a consolidated CMBS trust for a gross purchase price of $7.7 million.
•Acquired a 25% equity interest in a retail center in Hawaii for $6.2 million.

Corporate
•Repaid the entire $400.0 million of 3.75% Senior Notes at maturity on December 31, 2024.
•In December 2024, we issued $500.0 million of 6.50% Senior Notes due 2030 and swapped the notes to a floating rate of SOFR + 2.55%.
•In December 2024, we amended our $589.5 million term loan facility, increasing the facility by $100.0 million, to $689.5 million, and reducing the spread by 50 bps from SOFR + 2.75% to SOFR + 2.25%, which had been previously reduced in June 2024, from SOFR + 3.25% to SOFR + 2.75%.
•In November 2024, we early redeemed $250.0 million of our Senior Notes due March 2025.
•In October 2024, we issued $400.0 million of 6.00% Senior Notes due 2030 and swapped the notes to a floating rate of SOFR + 2.70%.
•In September 2024, we issued 20.1 million shares of our common stock for proceeds of $392.5 million.
•In March 2024, we issued $600.0 million of 7.25% Senior Notes due 2029 and swapped the notes to a floating rate of SOFR + 3.25%
Subsequent Events
Refer to Note 25 to the Consolidated Financial Statements for disclosure regarding significant transactions that occurred subsequent to December 31, 2024.

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
The following table compares our summarized results of operations for the years ended December 31, 2024, 2023 and 2022 by business segment (amounts in thousands):

	For the Year Ended December 31,			$ Change 2024 vs. 2023	$ Change 2023 vs. 2022
	2024	2023	2022
Revenues:
Commercial and Residential Lending Segment	$1,566,550	$1,704,210	$1,167,980	$(137,660)	$536,230
Infrastructure Lending Segment	260,993	239,985	154,362	21,008	85,623
Property Segment	69,982	94,172	91,832	(24,190)	2,340
Investing and Servicing Segment	208,759	174,804	205,311	33,955	(30,507)
Corporate	2,514	1,622	69	892	1,553
Securitization VIE eliminations	(161,955)	(164,885)	(154,838)	2,930	(10,047)
	1,946,843	2,049,908	1,464,716	(103,065)	585,192
Costs and expenses:
Commercial and Residential Lending Segment	1,123,862	1,271,867	611,637	(148,005)	660,230
Infrastructure Lending Segment	174,812	174,713	100,591	99	74,122
Property Segment	96,453	113,461	92,651	(17,008)	20,810
Investing and Servicing Segment	155,704	145,129	137,814	10,575	7,315
Corporate	432,075	393,994	330,833	38,081	63,161
Securitization VIE eliminations	(834)	(846)	(575)	12	(271)
	1,982,072	2,098,318	1,272,951	(116,246)	825,367
Other income (loss):
Commercial and Residential Lending Segment	128,256	(1,511)	(115,802)	129,767	114,291
Infrastructure Lending Segment	444	6,026	4,431	(5,582)	1,595
Property Segment	192,522	293,339	789,726	(100,817)	(496,387)
Investing and Servicing Segment	2,701	15,277	56,095	(12,576)	(40,818)
Corporate	(43,806)	(11,285)	(82,987)	(32,521)	71,702
Securitization VIE eliminations	161,121	164,039	154,310	(2,918)	9,729
	441,238	465,885	805,773	(24,647)	(339,888)
Income (loss) before income taxes:
Commercial and Residential Lending Segment	570,944	430,832	440,541	140,112	(9,709)
Infrastructure Lending Segment	86,625	71,298	58,202	15,327	13,096
Property Segment	166,051	274,050	788,907	(107,999)	(514,857)
Investing and Servicing Segment	55,756	44,952	123,592	10,804	(78,640)
Corporate	(473,367)	(403,657)	(413,751)	(69,710)	10,094
Securitization VIE eliminations	—	—	47	—	(47)
	406,009	417,475	997,538	(11,466)	(580,063)
Income tax (provision) benefit	(25,432)	682	61,523	(26,114)	(60,841)
Net income attributable to non-controlling interests	(20,644)	(78,944)	(187,586)	58,300	108,642
Net income attributable to Starwood Property Trust, Inc.	$359,933	$339,213	$871,475	$20,720	$(532,262)

Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023
Commercial and Residential Lending Segment
Revenues
For the year ended December 31, 2024, revenues of our Commercial and Residential Lending Segment decreased $137.6 million to $1.6 billion, compared to $1.7 billion for the year ended December 31, 2023. This decrease was primarily due to decreases in interest income from loans of $133.4 million and investment securities of $18.3 million, partially offset by a $10.0 million increase in rental income from foreclosed properties. The decrease in interest income from loans reflects (i) a $123.0 million decrease from commercial loans, reflecting lower average balances and additional loans placed on nonaccrual, partially offset by higher prepayment related income, and (ii) a $10.4 million decrease from residential loans principally due to lower average balances. The decrease in interest income from investment securities was primarily due to lower average commercial investment balances due to repayments.
Costs and Expenses
For the year ended December 31, 2024, costs and expenses of our Commercial and Residential Lending Segment decreased $148.0 million to $1.1 billion, compared to $1.3 billion for the year ended December 31, 2023. This decrease was primarily due to decreases of (i) $125.9 million in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio and (ii) $31.5 million in credit loss provision, partially offset by (iii) a $6.8 million increase in depreciation and other costs of rental operations of foreclosed properties. The decrease in interest expense was primarily due to lower average borrowings outstanding due to paydowns from net loan repayments and excess cash balances. The decrease in credit loss provision was primarily due to a lesser deterioration in modeled macroeconomic forecasts in the year ended December 31, 2024 compared to the year ended December, 2023, the effect of which was partially offset by selecting the most unfavorable modeled macroeconomic forecast for office and retail loans in 2024.

Net Interest Income (amounts in thousands)

	For the Year Ended December 31,
	2024	2023	Change
Interest income from loans	$1,424,188	$1,557,631	$(133,443)
Interest income from investment securities	116,808	135,130	(18,322)
Interest expense	(845,082)	(971,028)	125,946
Net interest income	$695,914	$721,733	$(25,819)
For the year ended December 31, 2024, net interest income of our Commercial and Residential Lending Segment decreased $25.8 million to $695.9 million, compared to $721.7 million for the year ended December 31, 2023. This decrease reflects the decrease in interest income, partially offset by the decrease in interest expense on our secured financing facilities, both as discussed in the sections above.
During the years ended December 31, 2024 and 2023, the weighted average unlevered yields on the Commercial and Residential Lending Segment’s loans and investment securities, excluding retained RMBS and loans for which interest income is not recognized, were as follows:

	For the Year Ended December 31,
	2024	2023
Commercial	9.7%	9.4%
Residential	5.0%	5.1%
Overall	9.0%	8.8%

The weighted average unlevered yield on our commercial loans increased primarily due to higher prepayment related income. The unlevered yield on our residential loans was relatively unchanged.
During the years ended December 31, 2024 and 2023, the Commercial and Residential Lending Segment’s weighted average secured borrowing rates, inclusive of the amortization of deferred financing fees, were 7.4% and 7.3%, respectively.

Interest rate hedges had the effect of adjusting these weighted average borrowing costs to 6.5% and 6.6% during the year ended December 31, 2024 and 2023, respectively.
Other Income (Loss)
For the year ended December 31, 2024, other income of our Commercial and Residential Lending Segment increased $129.8 million to income of $128.3 million, compared to a loss of $1.5 million for the year ended December 31, 2023. This increase primarily reflects (i) a $221.6 million favorable change in gain (loss) on derivatives, (ii) the non-recurrence of $124.9 million of impairment losses in 2023 on two foreclosed properties and (iii) a $7.2 million increase in earnings from unconsolidated entities primarily due to an observable price change in an equity investment, partially offset by (iv) a $134.5 million unfavorable change in foreign currency gain (loss), (v) a $69.2 million lesser increase in fair value of primarily RMBS investment securities and (vi) a $22.3 million lesser increase in fair value of residential loans. The favorable change in gain (loss) on derivatives during the year ended December 31, 2024 reflects (i) a $160.2 million favorable change in gain (loss) on foreign currency hedges and (ii) a $61.4 million increased gain on interest rate swaps principally related to residential loans. The interest rate swaps are used primarily to hedge our interest rate risk on residential loans held-for-sale and to fix our interest rate payments on certain variable rate borrowings which fund fixed rate investments. The foreign currency hedges are used to fix the U.S. dollar amounts of cash flows (both interest and principal payments) we expect to receive from our foreign currency denominated loans and investments. The unfavorable change in foreign currency gain (loss) and the favorable change in gain (loss) on foreign currency hedges reflect the strengthening of the U.S. dollar against the pound sterling (“GBP”), Euro (“EUR”) and Australian dollar (“AUD”) during the year ended December 31, 2024, compared to a weakening of the U.S. dollar against the GBP and EUR, partially offset by a slight strengthening against the AUD, during the year ended December 31, 2023.
Infrastructure Lending Segment
Revenues
For the year ended December 31, 2024, revenues of our Infrastructure Lending Segment increased $21.0 million to $261.0 million, compared to $240.0 million for the year ended December 31, 2023. This increase was primarily due to increases in interest income of (i) $18.8 million from loans, principally due to higher average loan balances and prepayment related income, and (ii) $3.5 million from cash balances, partially offset by (iii) a $1.3 million decrease in interest income from investment securities, primarily due to lower average balances resulting from repayments.
Costs and Expenses
For the year ended December 31, 2024, costs and expenses of our Infrastructure Lending Segment increased $0.1 million to $174.8 million, compared to $174.7 million for the year ended December 31, 2023. The slight increase reflects (i) a $10.1 million increase in interest expense associated with the various secured financing facilities used to fund this segment’s investment portfolio and (ii) a $4.9 million increase in general, administrative and other expenses, primarily for compensation and professional fees, substantially offset by (iii) a $14.9 million decrease in credit loss provision primarily due to the nonrecurrence of specific allowances for a credit-deteriorated loan and investment security provided during 2023. The increase in interest expense was primarily due to higher average borrowings outstanding and interest rates.
Net Interest Income (amounts in thousands)

	For the Year Ended December 31,
	2024	2023	Change
Interest income from loans	$255,645	$236,884	$18,761
Interest income from investment securities	506	1,805	(1,299)
Interest expense	(151,120)	(141,016)	(10,104)
Net interest income	$105,031	$97,673	$7,358
For the year ended December 31, 2024, net interest income of our Infrastructure Lending Segment increased $7.3 million to $105.0 million, compared to $97.7 million for the year ended December 31, 2023. The increase reflects the net increase in interest income, partially offset by the increase in interest expense on the secured financing facilities, both as discussed in the sections above.
During the years ended December 31, 2024 and 2023, the weighted average unlevered yields on the Infrastructure Lending Segment’s loans and investment securities, excluding those for which interest income is not recognized, were 10.6% and 10.2%, respectively, primarily reflecting higher prepayment related income in 2024.

During the years ended December 31, 2024 and 2023, the Infrastructure Lending Segment’s weighted average secured borrowing rates, inclusive of the amortization of deferred financing fees, were 7.8% and 7.6%, respectively.
Other Income
For the year ended December 31, 2024, other income of our Infrastructure Lending Segment decreased $5.6 million to $0.4 million, compared to $6.0 million for the year ended December 31, 2023. The decrease primarily reflects a $4.3 million decrease in earnings from unconsolidated entities and a $1.5 million loss on extinguishment of debt in 2024.
Property Segment
Change in Results by Portfolio (amounts in thousands)

	$ Change from prior period
	Revenues	Costs and expenses	Gain (loss) on derivative financial instruments	Other income (loss)	Income (loss) before income taxes
Master Lease Portfolio	$(24,594)	$(16,211)	$—	$90,795	$82,412
Medical Office Portfolio	375	(1,675)	(619)	(1,046)	385
Woodstar Fund	66	(8)	—	(189,103)	(189,029)
Other/Corporate	(37)	886	—	(844)	(1,767)
Total	$(24,190)	$(17,008)	$(619)	$(100,198)	$(107,999)
See Notes 7 and 8 to the Consolidated Financial Statements for a description of the above-referenced Property Segment portfolios and fund.
Revenues
For the year ended December 31, 2024, revenues of our Property Segment decreased $24.2 million to $70.0 million, compared to $94.2 million for the year ended December 31, 2023, primarily due to the sale of our Master Lease Portfolio on February 29, 2024.
Costs and Expenses
For the year ended December 31, 2024, costs and expenses of our Property Segment decreased $17.0 million to $96.5 million, compared to $113.5 million for the year ended December 31, 2023. The decrease is primarily due to the sale of our Master Lease Portfolio on February 29, 2024.
Other Income
For the year ended December 31, 2024, other income of our Property Segment decreased $100.8 million to $192.5 million, compared to $293.3 million for the year ended December 31, 2023. The decrease is primarily due to (i) a $189.1 million decrease in income attributable to investments of the Woodstar Fund due to lower unrealized increases in fair value, partially offset by (ii) a $90.8 million net gain on sale of the Master Lease Portfolio in the first quarter of 2024.
Investing and Servicing Segment
Revenues
For the year ended December 31, 2024, revenues of our Investing and Servicing Segment increased $34.0 million to $208.8 million, compared to $174.8 million for the year ended December 31, 2023. The increase in revenues is primarily due to (i) a $27.7 million increase in servicing fees principally related to loan modifications and (ii) a $10.1 million increase in interest income primarily due to higher average conduit loan balances due to increased origination and securitization activity, partially offset by (iii) a $5.4 million decrease in rental income due to fewer operating properties held.
Costs and Expenses
For the year ended December 31, 2024, costs and expenses of our Investing and Servicing Segment increased $10.6 million to $155.7 million, compared to $145.1 million for the year ended December 31, 2023. The increase in costs and expenses primarily reflects (i) an $11.9 million increase in general and administrative expenses, principally reflecting increased incentive compensation due to higher loan securitization volume and (ii) a $2.3 million increase in interest expense primarily on higher conduit loan balances, partially offset by (iii) a $4.4 million decrease in depreciation and other costs of rental operations due to fewer operating properties held.
Other Income
For the year ended December 31, 2024, other income of our Investing and Servicing Segment decreased $12.6 million to $2.7 million, compared to $15.3 million for the year ended December 31, 2023. The decrease in other income was primarily due to (i) a $31.9 million greater decrease in fair value of CMBS investments, (ii) a $17.4 million decreased gain on sale of operating properties and (iii) a $7.4 million decrease in earnings from unconsolidated entities, partially offset by (iv) a $35.5 million greater increase in fair value of conduit loans and (v) a $7.8 million favorable change in gain (loss) on derivatives which primarily hedge our interest rate risk on conduit loans and CMBS investments.
Corporate and Other Items
Corporate Costs and Expenses
For the year ended December 31, 2024, corporate expenses increased $38.1 million to $432.1 million, compared to $394.0 million for the year ended December 31, 2023. This increase was primarily due to a $35.7 million increase in interest expense reflecting higher average unsecured borrowings outstanding.
Corporate Other Loss
For the year ended December 31, 2024, corporate other loss increased $32.5 million to $43.8 million, compared to $11.3 million for the year ended December 31, 2023. This was primarily due to a $32.2 million increased loss on fixed-to-floating interest rate swaps which hedge a portion of our unsecured senior notes.
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
Income Tax (Provision) Benefit
Our consolidated income taxes principally relate to the taxable nature of our loan servicing and loan securitization businesses which are housed in TRSs. For the year ended December 31, 2024, our income taxes increased $26.1 million to a provision of $25.4 million, compared to a benefit $0.7 million for the year ended December 31, 2023 due to taxable income of our TRSs during the year ended December 31, 2024 compared to a net tax loss during the year ended December 31, 2023.
Net Income Attributable to Non-controlling Interests
For the year ended December 31, 2024, net income attributable to non-controlling interests decreased $58.3 million to $20.6 million, compared to $78.9 million for the year ended December 31, 2023. The decrease was primarily due to non-controlling interests in (i) lower income of the Woodstar Fund, reflecting lower unrealized increases in fair value, and (ii) losses of a consolidated CMBS joint venture during the year ended December 31, 2024.

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

Other Loss
For the year ended December 31, 2023, other loss of our Commercial and Residential Lending Segment decreased $114.3 million to $1.5 million, compared to $115.8 million for the year ended December 31, 2022. This decrease primarily reflects (i) a $378.3 million favorable change in fair value of residential loans, (ii) a $157.3 million favorable change in foreign currency gain (loss), (iii) the nonrecurrence of an $88.4 million loss contingency provision related to residential loans sold and later repurchased in 2022 (refer to Note 5 to the Consolidated Financial Statements) and (iv) a $57.4 million favorable change in fair value of primarily RMBS investment securities, all partially offset by (v) a $364.2 million unfavorable change in net gain (loss) on derivatives, (vi) $124.9 million of impairment losses on two properties which had been acquired through loan foreclosures in 2022 (refer to Note 7 to the Consolidated Financial Statements) and (vii) the nonrecurrence of an $86.6 million gain on sale of a foreclosed property in 2022. The unfavorable change in net gain (loss) on derivatives during the year ended December 31, 2023 reflects (i) a $182.7 million decreased gain on interest rate swaps principally related to residential loans, which partially offsets the favorable change in fair value of those loans, and (ii) a $181.5 million unfavorable change in gain (loss) on foreign currency hedges. The interest rate swaps are used primarily to hedge our interest rate risk on residential loans held-for-sale and to fix our interest rate payments on certain variable rate borrowings which fund fixed rate investments. The foreign currency hedges are used to fix the U.S. dollar amounts of cash flows (both interest and principal payments) we expect to receive from our foreign currency denominated loans and investments. The favorable change in foreign currency gain (loss) and the unfavorable change in gain (loss) on foreign currency hedges reflect the weakening of the U.S. dollar against the GBP and EUR, partially offset by a slight strengthening against the AUD, during the year ended December 31, 2023 compared to a strengthening of the U.S. dollar against each of those currencies during the year ended December 31, 2022.
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
Securitization VIE Eliminations
Refer to the preceding comparison of the year ended December 31, 2024 to the year ended December 31, 2023 for a discussion of securitization VIE eliminations.
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
The following table presents our diluted weighted average shares used in our GAAP EPS calculation reconciled to our diluted weighted average shares used in our Distributable EPS calculation (amounts in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Diluted weighted average shares - GAAP EPS	320,569	310,507	315,728
Add: Unvested stock awards	3,873	3,708	3,485
Add: Woodstar II Class A Units	9,707	9,760	9,773
Less: Convertible Notes dilution	—	—	(9,649)
Diluted weighted average shares - Distributable EPS	334,149	323,975	319,337
As noted above, the definition of Distributable Earnings allows management to make adjustments, subject to the approval of a majority of our independent directors. This is done in situations where such adjustments are considered appropriate in order for Distributable Earnings to be calculated in a manner consistent with its definition and objective. No adjustments to the definition of Distributable Earnings became effective during the years ended December 31, 2024, 2023 and 2022.
The following table summarizes our quarterly Distributable Earnings per weighted average diluted share for the years ended December 31, 2024, 2023 and 2022:

	Distributable Earnings For the Three-Month Periods Ended
	March 31,	June 30,	September 30,	December 31,
2024	$0.59	$0.48	$0.48	$0.48
2023	0.49	0.49	0.49	0.58
2022	0.76	0.51	0.51	0.50

Distributable Earnings per weighted average diluted share for the year ended December 31, 2024 does not equal the sum of the individual quarters due to rounding and other computational factors.

The following table presents our summarized results of operations and reconciliation to Distributable Earnings for the year ended December 31, 2024, by business segment (amounts in thousands, except per share data):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Total
Revenues	$1,566,550	$260,993	$69,982	$208,759	$2,514	$2,108,798
Costs and expenses	(1,123,862)	(174,812)	(96,453)	(155,704)	(432,075)	(1,982,906)
Other income (loss)	128,256	444	192,522	2,701	(43,806)	280,117
Income (loss) before income taxes	570,944	86,625	166,051	55,756	(473,367)	406,009
Income tax (provision) benefit	(9,116)	259	—	(16,575)	—	(25,432)
(Income) loss attributable to non-controlling interests	(14)	—	(38,201)	17,571	—	(20,644)
Net income (loss) attributable to Starwood Property Trust, Inc.	561,814	86,884	127,850	56,752	(473,367)	359,933
Add / (Deduct):
Non-controlling interests attributable to Woodstar II Class A Units	—	—	18,638	—	—	18,638
Non-controlling interests attributable to unrealized gains/losses	—	—	6,551	(34,961)	—	(28,410)
Non-cash equity compensation expense	9,750	1,975	370	6,127	23,564	41,786
Management incentive fee	—	—	—	—	35,324	35,324
Depreciation and amortization	10,239	17	23,896	7,440	—	41,592
Interest income adjustment for securities	20,252	—	—	35,593	—	55,845
Consolidated income tax provision (benefit) associated with fair value adjustments	9,116	(259)	—	16,575	—	25,432
Other non-cash items	14	—	1,111	(940)	—	185
Reversal of GAAP unrealized and realized (gains) / losses on: (1)
Loans	(3,597)	—	—	(72,283)	—	(75,880)
Credit loss provision, net	194,260	3,140	—	—	—	197,400
Securities	(76)	—	—	83,748	—	83,672
Woodstar Fund investments	—	—	(102,141)	—	—	(102,141)
Derivatives	(196,349)	(152)	(1,492)	(3,454)	43,513	(157,934)
Foreign currency	73,830	187	(89)	—	—	73,928
Earnings from unconsolidated entities	(11,599)	(1,414)	—	(1,473)	—	(14,486)
Sales of properties	—	—	(92,003)	(8,402)	—	(100,405)
Recognition of Distributable realized gains / (losses) on:
Loans (2)	(5,235)	—	—	73,214	—	67,979
Realized credit loss (3)	—	(1,546)	—	—	—	(1,546)
Securities (4)	(9,556)	—	—	(48,711)	—	(58,267)
Woodstar Fund investments (5)	—	—	70,346	—	—	70,346
Derivatives (6)	144,325	334	8,283	9,354	(43,265)	119,031
Foreign currency (7)	(26,055)	(46)	89	—	—	(26,012)
Earnings (loss) from unconsolidated entities (8)	5,577	(437)	—	1,338	—	6,478
Sales of properties (9)	—	—	39,150	3,323	—	42,473
Distributable Earnings (Loss)	$776,710	$88,683	$100,559	$123,240	$(414,231)	$674,961
Distributable Earnings (Loss) per Weighted Average Diluted Share	$2.32	$0.27	$0.30	$0.37	$(1.24)	$2.02

The following table presents our summarized results of operations and reconciliation to Distributable Earnings for the year ended December 31, 2023, by business segment (amounts in thousands, except per share data):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Total
Revenues	$1,704,210	$239,985	$94,172	$174,804	$1,622	$2,214,793
Costs and expenses	(1,271,867)	(174,713)	(113,461)	(145,129)	(393,994)	(2,099,164)
Other income (loss)	(1,511)	6,026	293,339	15,277	(11,285)	301,846
Income (loss) before income taxes	430,832	71,298	274,050	44,952	(403,657)	417,475
Income tax benefit (provision)	990	590	—	(898)	—	682
Income attributable to non-controlling interests	(14)	—	(77,156)	(1,774)	—	(78,944)
Net income (loss) attributable to Starwood Property Trust, Inc.	431,808	71,888	196,894	42,280	(403,657)	339,213
Add / (Deduct):
Non-controlling interests attributable to Woodstar II Class A Units	—	—	18,732	—	—	18,732
Non-controlling interests attributable to unrealized gains/losses	—	—	47,249	(13,885)	—	33,364
Non-cash equity compensation expense	8,755	1,469	310	6,372	22,341	39,247
Management incentive fee	—	—	—	—	35,709	35,709
Depreciation and amortization	7,810	64	32,257	10,263	84	50,478
Interest income adjustment for securities	22,404	—	—	28,368	—	50,772
Extinguishment of debt, net	—	—	—	—	(246)	(246)
Consolidated income tax (benefit) provision associated with fair value adjustments	(990)	(590)	—	898	—	(682)
Other non-cash items	(66)	—	1,140	(270)	—	804
Reversal of GAAP unrealized and realized (gains) / losses on: (1)
Loans	(25,874)	—	—	(36,828)	—	(62,702)
Credit loss provision, net	225,720	18,008	—	—	—	243,728
Securities	(69,259)	—	—	51,889	—	(17,370)
Woodstar Fund investments	—	—	(291,244)	—	—	(291,244)
Derivatives	25,206	(123)	(2,111)	4,348	11,285	38,605
Foreign currency	(60,644)	(201)	11	—	—	(60,834)
Earnings from unconsolidated entities	(4,410)	(5,702)	—	(8,849)	—	(18,961)
Sales of properties	—	—	—	(25,841)	—	(25,841)
Unrealized impairment of properties	124,902	—	—	—	—	124,902
Recognition of Distributable realized gains / (losses) on:
Loans (2)	(4,072)	—	—	36,375	—	32,303
Realized credit loss (3)	(12,292)	(10,795)	—	—	—	(23,087)
Securities (4)	105	—	—	(22,475)	—	(22,370)
Woodstar Fund investments (5)	—	—	61,513	—	—	61,513
Derivatives (6)	119,917	397	22,851	(2,493)	(32,659)	108,013
Foreign currency (7)	(7,250)	13	(11)	—	—	(7,248)
Earnings (loss) from unconsolidated entities (8)	4,410	(1,908)	—	7,020	—	9,522
Sales of properties (9)	—	—	—	6,246	—	6,246
Distributable Earnings (Loss)	$786,180	$72,520	$87,591	$83,418	$(367,143)	$662,566
Distributable Earnings (Loss) per Weighted Average Diluted Share	$2.43	$0.22	$0.27	$0.26	$(1.13)	$2.05

The following table presents our summarized results of operations and reconciliation to Distributable Earnings for the year ended December 31, 2022, by business segment (amounts in thousands, except per share data):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Total
Revenues	$1,167,980	$154,362	$91,832	$205,311	$69	$1,619,554
Costs and expenses	(611,637)	(100,591)	(92,651)	(137,814)	(330,833)	(1,273,526)
Other income (loss)	(115,802)	4,431	789,726	56,095	(82,987)	651,463
Income (loss) before income taxes	440,541	58,202	788,907	123,592	(413,751)	997,491
Income tax benefit (provision)	69,199	12	—	(7,688)	—	61,523
Income attributable to non-controlling interests	(14)	—	(172,598)	(14,927)	—	(187,539)
Net income (loss) attributable to Starwood Property Trust, Inc.	509,726	58,214	616,309	100,977	(413,751)	871,475
Add / (Deduct):
Non-controlling interests attributable to Woodstar II Class A Units	—	—	18,764	—	—	18,764
Non-controlling interests attributable to unrealized gains/losses	—	—	143,769	(5,161)	—	138,608
Non-cash equity compensation expense	7,966	1,246	285	5,616	25,072	40,185
Management incentive fee	—	—	—	—	49,586	49,586
Depreciation and amortization	4,919	348	33,005	11,959	—	50,231
Interest income adjustment for securities	10,777	—	—	12,362	—	23,139
Extinguishment of debt, net	—	—	—	—	(986)	(986)
Consolidated income tax (benefit) provision associated with fair value adjustments	(64,616)	(7)	—	3,345	—	(61,278)
Other non-cash items	87,813	—	1,174	(37)	—	88,950
Reversal of GAAP unrealized and realized (gains) / losses on: (1)
Loans	352,412	—	—	(6,190)	—	346,222
Credit loss provision, net	39,780	6,877	—	—	—	46,657
Securities	(11,818)	—	—	43,179	—	31,361
Woodstar Fund investments	—	—	(755,736)	—	—	(755,736)
Derivatives	(338,994)	(1,235)	(35,081)	(41,692)	82,987	(334,015)
Foreign currency	96,651	317	(12)	—	—	96,956
Loss (earnings) from unconsolidated entities	11,242	(3,982)	—	(2,871)	—	4,389
Sales of properties	(86,610)	—	—	(51,079)	—	(137,689)
Recognition of Distributable realized gains / (losses) on:
Loans (2)	(73,406)	—	—	5,467	—	(67,939)
Securities (4)	(3,102)	—	—	(20,443)	—	(23,545)
Woodstar Fund investments (5)	—	—	56,576	—	—	56,576
Derivatives (6)	97,444	5	2,138	32,591	214	132,392
Foreign currency (7)	(4,652)	58	12	—	—	(4,582)
(Loss) earnings from unconsolidated entities (8)	(10,798)	2,632	—	4,236	—	(3,930)
Sales of properties (9)	84,738	—		35,768	—	120,506
Distributable Earnings (Loss)	$709,472	$64,473	$81,203	$128,027	$(256,878)	$726,297
Distributable Earnings (Loss) per Weighted Average Diluted Share	$2.22	$0.20	$0.26	$0.40	$(0.80)	$2.28

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

Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023
Commercial and Residential Lending Segment
The Commercial and Residential Lending Segment’s Distributable Earnings decreased by $9.5 million, from $786.2 million during the year ended December 31, 2023 to $776.7 million during the year ended December 31, 2024. After making adjustments for the calculation of Distributable Earnings, revenues were $1.6 billion, costs and expenses were $910.4 million, other income was $99.5 million and there was no income tax provision or benefit.
Revenues, consisting principally of interest income on loans, decreased by $139.8 million during the year ended December 31, 2024, primarily due to decreases in interest income from loans of $133.4 million and investment securities of $20.5 million, partially offset by a $9.9 million increase in rental income from foreclosed properties. The decrease in interest income from loans reflects (i) a $123.0 million decrease from commercial loans, reflecting lower average balances and additional loans placed on nonaccrual, partially offset by higher prepayment related income, and (ii) a $10.4 million decrease from residential loans principally due to lower average balances. The decrease in interest income from investment securities was primarily due to lower average commercial investment balances due to repayments.
Costs and expenses decreased by $132.3 million during the year ended December 31, 2024, primarily due to (i) a $125.9 million decrease in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio, reflecting lower average borrowings outstanding due to paydowns from net loan repayments and excess cash balances, and (ii) the nonrecurrence of a $12.3 million realized credit loss on a commercial loan in 2023, partially offset by (iii) a $4.4 million increase in costs of rental operations of foreclosed properties.
Other income decreased by $2.0 million during the year ended December 31, 2024, primarily due to (i) an $18.8 million increase in realized foreign currency losses and (ii) a $9.7 million increase in recognized losses on RMBS investments, partially offset by (iii) a $24.4 million increase in realized gains on interest rate and foreign currency derivatives and (iv) a $1.2 million increase in earnings from unconsolidated entities.
Infrastructure Lending Segment
The Infrastructure Lending Segment’s Distributable Earnings increased by $16.2 million, from $72.5 million during the year ended December 31, 2023 to $88.7 million during the year ended December 31, 2024. After making adjustments for the calculation of Distributable Earnings, revenues were $261.0 million, costs and expenses were $171.2 million and other loss was $1.1 million.
Revenues, consisting principally of interest income on loans, increased by $21.0 million during the year ended December 31, 2024, primarily due to increases in interest income of (i) $18.8 million from loans, principally due to higher average loan balances and prepayment related income, and (ii) $3.5 million from cash balances, partially offset by (iii) a $1.3 million decrease in interest income from investment securities, primarily due to lower average balances resulting from repayments.
Costs and expenses increased by $5.2 million during the year ended December 31, 2024, primarily due to (i) a $10.1 million increase in interest expense, reflecting higher average borrowings outstanding and interest rates, and (ii) a $3.9 million increase in general and administrative expenses, primarily for compensation and professional fees, partially offset by (iii) a $9.2 million decrease in recognized credit losses.
Other loss decreased by $0.4 million during the year ended December 31, 2024.

Property Segment
Distributable Earnings by Portfolio (amounts in thousands)

	For the Year Ended December 31,
	2024	2023	Change
Master Lease Portfolio	$40,712	$19,966	$20,746
Medical Office Portfolio	7,127	20,268	(13,141)
Woodstar Fund, net of non-controlling interests	57,403	50,414	6,989
Other/Corporate	(4,683)	(3,057)	(1,626)
Distributable Earnings	$100,559	$87,591	$12,968
The Property Segment’s Distributable Earnings increased by $13.0 million, from $87.6 million during the year ended December 31, 2023 to $100.6 million during the year ended December 31, 2024. After making adjustments for the calculation of Distributable Earnings, revenues were $71.7 million, costs and expenses were $79.2 million, other income was $121.1 million and the deduction for income attributable to non-controlling interests in the Woodstar Fund was $13.0 million.
Revenues decreased by $24.1 million during the year ended December 31, 2024, primarily due to the sale of our Master Lease Portfolio on February 29, 2024.
Costs and expenses decreased by $5.3 million during the year ended December 31, 2024, primarily due to the sale of our Master Lease Portfolio on February 29, 2024.
Other income increased by $33.6 million during the year ended December 31, 2024, primarily due to a $37.4 million net gain on sale of our Master Lease Portfolio and an $8.8 million increase in distributable income from the Woodstar Fund, partially offset by an $11.3 million decrease in realized gains on derivatives which primarily hedge our interest rate risk on borrowings secured by our Medical Office Portfolio.
Income attributable to non-controlling interests in the Woodstar Fund increased $1.8 million in the year ended December 31, 2024.
Investing and Servicing Segment
The Investing and Servicing Segment’s Distributable Earnings increased by $39.8 million from $83.4 million during the year ended December 31, 2023 to $123.2 million during the year ended December 31, 2024. After making adjustments for the calculation of Distributable Earnings, revenues were $244.7 million, costs and expenses were $143.4 million, other income was $39.3 million, there was no income tax provision or benefit and the deduction of income attributable to non-controlling interests was $17.4 million.
Revenues increased by $40.9 million during the year ended December 31, 2024, primarily due to (i) a $27.7 million increase in servicing fees principally related to loan modifications and a $17.4 million increase in interest income from conduit loans and CMBS investments, partially offset by a $5.7 million decrease in rental income due to fewer operating properties held. The treatment of CMBS interest income on a GAAP basis is complicated by our application of the ASC 810 consolidation rules. In an attempt to treat these securities similar to the trust’s other investment securities, we compute distributable interest income pursuant to an effective yield methodology. In doing so, we segregate the portfolio into various categories based on the components of the bonds’ cash flows and the volatility related to each of these components. We then accrete interest income on an effective yield basis using the components of cash flows that are reliably estimable. Other minor adjustments are made to reflect management’s expectations for other components of the projected cash flow stream.
Costs and expenses increased by $14.0 million during the year ended December 31, 2024, primarily due to a $12.1 million increase in general and administrative expenses reflecting increased incentive compensation due to higher loan securitization volume.
Other income includes profit realized upon securitization of loans by our conduit business, gains on sales of CMBS and operating properties, gains and losses on derivatives that were either effectively terminated or novated, and earnings from unconsolidated entities. These items are typically offset by a decrease in the fair value of our domestic servicing rights intangible which reflects the expected amortization of this deteriorating asset, net of increases in fair value due to the attainment of new servicing contracts. Derivatives include instruments which hedge interest rate risk and credit risk on our conduit loans and CMBS investments. For GAAP purposes, the loans, CMBS and derivatives are accounted for at fair value, with all changes in fair value (realized or unrealized) recognized in earnings. The adjustments to Distributable Earnings outlined above are also applied to the GAAP earnings of our unconsolidated entities. Other income increased by $14.6 million during the year ended December 31, 2024, primarily due to a $36.8 million increase in realized gains on conduit loans and an $11.8 million favorable change in gain (loss) on derivatives, partially offset by a $27.9 million increase in recognized credit losses on CMBS and a $5.7 million decrease in earnings from unconsolidated entities.
Income attributable to non-controlling interests increased $1.7 million.
Corporate
Corporate loss increased by $47.1 million, from $367.1 million during the year ended December 31, 2023 to $414.2 million during the year ended December 31, 2024, primarily due to (i) a $35.7 million increase in interest expense reflecting higher average unsecured borrowings outstanding and (ii) a $10.6 million increase in realized losses on fixed-to-floating interest rate swaps which hedge a portion of our unsecured senior notes.

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
Costs and expenses increased by $8.4 million during the year ended December 31, 2023, primarily due to a $7.9 million increase in interest expense reflecting higher average index rates on borrowings which finance our CMBS investments and conduit loans.

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
Sources of Liquidity
Our primary sources of liquidity are as follows:
Cash Flows for the Year Ended December 31, 2024 (amounts in thousands)

	GAAP	VIE Adjustments	Excluding Securitization VIEs
Net cash provided by operating activities	$646,586	$—	$646,586
Cash Flows from Investing Activities:
Origination, purchase and funding of loans held-for-investment	(3,045,851)	—	(3,045,851)
Proceeds from principal collections and sale of loans	4,716,106	—	4,716,106
Purchase and funding of investment securities	(88,706)	(179,623)	(268,329)
Proceeds from sales, redemptions and collections of investment securities	277,850	71,306	349,156
Proceeds from sales of real estate	216,825	—	216,825
Purchases and additions to properties and other assets	(27,939)	(7,650)	(35,589)
Net cash flows from other investments and assets	35,669	(5)	35,664
Net cash provided by investing activities	2,083,954	(115,972)	1,967,982
Cash Flows from Financing Activities:
Proceeds from borrowings	7,204,169	—	7,204,169
Principal repayments on and repurchases of borrowings	(9,242,960)	(425)	(9,243,385)
Payment of deferred financing costs	(70,031)	—	(70,031)
Net proceeds from issuance of common stock	395,487	—	395,487
Payment of dividends	(619,996)	—	(619,996)
Contributions from non-controlling interests	9,306	—	9,306
Distributions to non-controlling interests	(45,478)	—	(45,478)
Issuance of debt of consolidated VIEs	12,923	(12,923)	—
Repayment of debt of consolidated VIEs	(187,703)	187,703	—
Distributions of cash from consolidated VIEs	58,383	(58,383)	—
Net cash used in financing activities	(2,485,900)	115,972	(2,369,928)
Net increase in cash, cash equivalents and restricted cash	244,640	—	244,640
Cash, cash equivalents and restricted cash, beginning of period	311,972	—	311,972
Effect of exchange rate changes on cash	(2,617)	—	(2,617)
Cash, cash equivalents and restricted cash, end of period	$553,995	$—	$553,995
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
Cash and cash equivalents increased by $244.6 million during the year ended December 31, 2024, reflecting net cash provided by investing activities of $2.0 billion and operating activities of $646.6 million. partially offset by net cash used in financing activities of $2.4 billion.

Net cash provided by operating activities of $646.6 million during the year ended December 31, 2024 related primarily to cash interest income of $1.6 billion from our loans and $183.8 million from our investment securities. Other cash inflows included sales and principal collections, net of originations and purchases of loans held-for-sale of $202.9 million, receipts from our interest rate derivatives of $73.7 million, servicing fees of $72.9 million, net rental income of $55.6 million and distributions from our affordable housing fund investments of $41.4 million. Offsetting these cash inflows was cash interest expense of $1.3 billion, general and administrative expenses of $277.5 million and a net change in operating assets and liabilities of $5.1 million.
Net cash provided by investing activities of $2.0 billion for the year ended December 31, 2024 related primarily to proceeds received from principal collections and sale of loans held-for-investment of $4.7 billion and investment securities of $349.2 million, as well as net proceeds from the sale of real estate of $216.8 million. Offsetting these cash inflows was the origination, purchase and funding of loans held-for-investment of $3.0 billion and investment securities of $268.3 million.
Net cash used in financing activities of $2.4 billion for the year ended December 31, 2024 related primarily to repayments and deferred loan costs on our debt, net of borrowings, of $2.1 billion and dividend distributions of $620.0 million. Offsetting these cash outflows was net proceeds from issuances of common stock of $395.5 million.
Financing Arrangements

We utilize a variety of financing arrangements, including:
1)Repurchase Agreements: Repurchase agreements effectively allow us to borrow against loans and securities that we own. Under these agreements, we sell our loans and securities to a counterparty and agree to repurchase the same loans and securities from the counterparty at a price equal to the original sales price plus interest. The counterparty retains the sole discretion over both whether to purchase the loan and security from us and, subject to certain conditions, the market value of such loan or security for purposes of determining whether we are required to pay margin to the counterparty. Generally, if the lender determines (subject to certain conditions) that the market value of the collateral in a repurchase transaction has decreased by more than a defined minimum amount, we would be required to repay any amounts borrowed in excess of the product of (i) the revised market value multiplied by (ii) the applicable advance rate. During the term of a repurchase agreement, we receive the principal and interest on the related loans and securities and pay interest to the counterparty. As of December 31, 2024, we had various repurchase agreements, with details referenced in the table provided below.

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
Secured Borrowings
The following table is a summary of our secured borrowings as of December 31, 2024 (dollars in thousands):

	Current Maturity		Extended Maturity (a)		Weighted Average Pricing		Pledged Asset Carrying Value		Maximum Facility Size		Outstanding Balance		Approved but Undrawn Capacity (b)	Unallocated Financing Amount (c)
Repurchase Agreements:
Commercial Loans	Feb 2025 to Nov 2029	(d)	Feb 2025 to Dec 2033	(d)	Index + 2.11%	(e)	$9,214,272		$11,116,893	(f)	$5,137,103		$1,214,534	$4,765,256
Residential Loans	Oct 2025 to Jul 2026		Dec 2025 to Jul 2026		SOFR + 1.85%		2,392,388		3,450,000		2,126,692		11,439	1,311,869
Infrastructure Loans	Sep 2027		Sep 2029		Index + 2.17%		321,895		650,000		264,432		—	385,568
Conduit Loans	Feb 2025 to Jun 2027	(g)	Feb 2026 to Jun 2028		SOFR + 2.14%		112,086		490,950		87,061		—	403,889
CMBS/RMBS	Sep 2025 to Apr 2032	(h)	Dec 2025 to Oct 2032	(h)	(i)		1,419,699		1,002,093		721,097	(j)	87,083	193,913
Total Repurchase Agreements							13,460,340		16,709,936		8,336,385		1,313,056	7,060,495
Other Secured Financing:
Borrowing Base Facility	Oct 2027		Oct 2029		SOFR + 2.10%		127,792		750,000	(k)	2,000		94,337	653,663
Commercial Financing Facilities	Jan 2026 to Aug 2028		Jan 2027 to Dec 2033		Index + 1.99%		468,594		737,125	(l)	330,081		—	407,044
Infrastructure Financing Facilities	Jul 2025 to Aug 2028		Oct 2027 to Jul 2032		SOFR + 2.05%		628,884		1,300,000		499,242		11,364	789,394
Property Mortgages - Variable rate	Sep 2025 to May 2026		N/A		SOFR + 2.56%		659,967		597,941		595,645		—	2,296
Property Mortgages - Fixed rate	Dec 2025 to Jun 2026		N/A		4.51%		23,339		20,209		20,209		—	—
Term Loans and Revolver	(m)		N/A		(m)		N/A	(m)	1,602,567		1,452,567		150,000	—
STWD 2022-FL3 CLO	Nov-38		N/A		SOFR + 1.66%		927,656		764,223		764,223		—	—
STWD 2021-HTS SASB	Apr-34		N/A		SOFR + 2.81%		175,338		154,508		154,508		—	—
STWD 2021-FL2 CLO	Apr-38		N/A		SOFR + 1.68%		1,053,503		829,137		829,137		—	—
STWD 2019-FL1 CLO	Jul-38		N/A		SOFR + 2.10%		385,712		220,228		220,228		—	—
Starwood 2024-SIF4 CLO	Oct-36		N/A		SOFR + 1.93%		609,072		496,200		496,200		—	—
STWD 2024-SIF3 CLO	Apr-36		N/A		SOFR + 2.18%		410,263		330,000		330,000		—	—
STWD 2021-SIF2 CLO	Jan-33		N/A		SOFR + 1.89%		515,425		410,000		410,000		—	—
Total Other Secured Financing							5,985,545		8,212,138		6,104,040		255,701	1,852,397
							$19,445,885		$24,922,074		$14,440,425		$1,568,757	$8,912,892
Unamortized net discount											(19,338)
Unamortized deferred financing costs											(73,104)
											$14,347,983
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
(d)For certain facilities, borrowings collateralized by loans existing at maturity may remain outstanding until such loan collateral matures, subject to certain specified conditions. The facility with a current and extended maturity of February 2025 was extended to October 2025 subsequent to December 31, 2024.
(e)Certain facilities with an outstanding balance of $2.3 billion as of December 31, 2024 are indexed to EURIBOR, BBSY, SARON and SONIA. The remainder are indexed to SOFR.
(f)Certain facilities with an aggregate initial maximum facility size of $10.7 billion may be increased to $11.1 billion, subject to certain conditions. The $11.1 billion amount includes such upsizes.
(g)The facility with a current maturity of February 2025 was extended to February 2026 subsequent to December 31, 2024.
(h)Certain facilities with an outstanding balance of $342.6 million as of December 31, 2024 carry a rolling 12-month term which may reset monthly or quarterly with the lender's consent. These facilities carry no maximum facility size.

(i)A facility with an outstanding balance of $323.5 million as of December 31, 2024 has a weighted average fixed annual interest rate of 3.94%. All other facilities are variable rate with a weighted average rate of SOFR + 2.06%.
(j)Includes: (i) $323.5 million outstanding on a repurchase facility that is not subject to margin calls; and (ii) $30.3 million outstanding on one of our repurchase facilities that represents the 49% pro rata share owed by a non-controlling partner in a consolidated joint venture (see Note 16 to the Consolidated Financial Statements).
(k)The maximum facility size as of December 31, 2024 of $410.0 million may be increased to $750.0 million, subject to certain conditions.
(l)Certain facilities with an aggregate initial maximum facility size of $637.1 million may be increased to $737.1 million, subject to certain conditions. The $737.1 million amount includes such upsizes.
(m)Consists of: (i) a $764.8 million term loan facility that matures in July 2026, of which $379.0 million has an annual interest rate of SOFR + 2.60% and $385.8 million has an annual interest rate of SOFR + 3.35%, subject to a 0.75% SOFR floor, (ii) a $150.0 million revolving credit facility that matures in April 2026 with an annual interest rate of SOFR + 2.60%, and (iii) a $687.8 million term loan facility that matures in November 2027, with an annual interest rate of SOFR + 2.25%, subject to a 0.50% SOFR floor. These facilities are secured by the equity interests in certain of our subsidiaries which totaled $6.0 billion as of December 31, 2024.

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

2024 Quarter Ended	Quarter-End Balance	Weighted-Average Balance During Quarter	Variance
March 31, 2024	15,856,816	17,090,987	(1,234,171)	(a)
June 30, 2024	15,708,779	15,841,134	(132,355)
September 30, 2024	15,241,582	15,461,975	(220,393)
December 31, 2024	14,440,425	14,767,193	(326,768)
(a)Variance primarily related to secured debt pay downs from unsecured senior note issuance and the sale of the Master Lease Portfolio.

2023 Quarter Ended	Quarter-End Balance	Weighted-Average Balance During Quarter	Variance
March 31, 2023	18,630,290	18,331,322	298,968
June 30, 2023	18,263,851	18,625,814	(361,963)
September 30, 2023	17,171,912	17,506,017	(334,105)
December 31, 2023	17,643,891	17,493,558	150,333
Borrowings under Unsecured Senior Notes
During the years ended December 31, 2024 and 2023, the weighted average effective borrowing rate on our unsecured senior notes was 5.5% and 4.9%, respectively. The effective borrowing rate includes the effects of underwriter purchase discount.
Refer to Note 12 to the Consolidated Financial Statements for further disclosure regarding the terms of our unsecured senior notes.

Scheduled Principal Repayments on Investments and Overhang on Financing Facilities
The following scheduled and/or projected principal repayments on our investments were based on amounts outstanding and extended contractual maturities of those investments as of December 31, 2024. The projected and/or required repayments of financing were based on the earlier of (i) the extended contractual maturity of each credit facility or (ii) the extended contractual maturity of each of the investments that have been pledged as collateral under the respective credit facility (amounts in thousands):

	Scheduled Principal Repayments on Loans and HTM Securities	Scheduled/Projected Principal Repayments on RMBS and CMBS	Projected/Required Repayments of Financing	Scheduled Principal Inflows Net of Financing Outflows
First Quarter 2025	$590,665	$70,278	$(662,162)	$(1,219)
Second Quarter 2025	93,444	37,266	(75,513)	55,197
Third Quarter 2025	534,078	37,976	(310,082)	261,972
Fourth Quarter 2025	1,278,220	26,476	(1,090,983)	213,713
Total	$2,496,407	$171,996	$(2,138,740)	$529,663
In the normal course of business, the Company is in discussions with its lenders to extend, amend or replace any financing facilities which contain near term expirations.
Issuances of Equity Securities
We may raise funds through capital market transactions by issuing capital stock. There can be no assurance, however, that we will be able to access the capital markets at any particular time or on any particular terms. We have authorized 100,000,000 shares of preferred stock and 500,000,000 shares of common stock. At December 31, 2024, we had 100,000,000 shares of preferred stock available for issuance and 162,590,312 shares of common stock available for issuance.

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
The amount of leverage we deploy for particular investments in our target assets depends upon our assessment of a variety of factors, which may include the anticipated liquidity and price volatility of the assets in our investment portfolio, the potential for losses and extension risk in our portfolio, the gap between the duration of our assets and liabilities, including hedges, the availability and cost of financing the assets, our opinion of the creditworthiness of our financing counterparties, the health of the U.S., European and Australian economies and commercial, residential and infrastructure markets, our outlook for the level, slope and volatility of interest rates, the credit quality of our assets, the collateral underlying our assets and our outlook for asset spreads relative to the applicable reference rate curve. Our secured debt agreements contain customary affirmative and negative covenants, including financial covenants, that in some cases restrict our total leverage (as defined therein). As of December 31, 2024, we were in compliance with all such covenants.

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

The tax treatment for our aggregate distributions per share of common stock paid with respect to the 2024 tax year is as follows:

Record Date	Payable Date	Per Share Dividend	Ordinary Taxable Dividends	Taxable Qualified Dividends	Total Capital Gain Distribution	Unrecaptured 1250 Gain	Section 199A Dividends

3/29/2024	4/15/2024	0.4800	0.3807	0.0717	0.0993	0.0455	0.3090
6/28/2024	7/15/2024	0.4800	0.3807	0.0717	0.0993	0.0455	0.3090
9/30/2024	10/15/2024	0.4800	0.3807	0.0717	0.0993	0.0455	0.3090
12/31/2024	1/15/2025	0.1392	0.1104	0.0208	0.0288	0.0132	0.0896
		$1.5792	$1.2525	$0.2359	$0.3267	$0.1497	$1.0166

The cash dividend of $0.48 per share of common stock (with a record date of December 31, 2024, that was paid on January 15, 2025) is a split-year dividend, of which $0.1392 is allocable to 2024 for federal income tax purposes and the remaining $0.3408 will be allocable to 2025 for federal income tax purposes.

Contractual Obligations and Commitments
Our material contractual obligations and commitments as of December 31, 2024 are as follows (amounts in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Secured financings (a)	$11,236,129	$902,357	$4,056,724	$4,684,513	$1,592,535
CLOs and SASB (b)	3,204,296	677,897	1,736,131	537,490	252,778
Unsecured senior notes	3,030,750	250,000	1,280,750	600,000	900,000
Future loan commitments:
Commercial Lending (c)	1,109,090	794,996	313,540	554	—
Infrastructure Lending (d)	483,458	428,412	55,046	—	—
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

(c)Excludes $181.2 million of loan funding commitments in which management projects the Company will not be obligated to fund in the future due to repayments made by the borrower earlier than, or in excess of, expectations.

(d)Represents contractual commitments of $90.0 million under revolvers and letters of credit, $101.8 million under delayed draw term loans and $291.7 million of outstanding infrastructure loan purchase commitments.

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
As we do not have a history of realized credit losses on our HFI loans and HTM securities, we have subscribed to third party database services to provide us with historical industry losses for both commercial real estate and infrastructure loans. Using these losses as a benchmark, we determine expected credit losses for our loans and securities on a collective pool basis within our commercial real estate and infrastructure portfolios. Such determination also incorporates significant assumptions and estimates regarding, among other things, prepayments, future fundings and economic forecasts. See Note 5 to the Consolidated Financial Statements for further discussion of our methodologies.
We also evaluate each loan and security measured at amortized cost for credit deterioration at least quarterly. Credit deterioration occurs when there is a significant decline in credit quality of the loan or security since origination or acquisition and it is deemed probable that we will not be able to fully recover the amortized cost of the loan or security. Recovery may be by way of repayment by the borrower, sale of the loan or security, possible foreclosure or exercise of control over a borrower’s pledged equity interests. The determination of whether a loan or security is credit deteriorated requires significant judgment by management and is based on various factors including (i) the underlying collateral performance and its estimated current and stabilized market values, including projected cash flows, (ii) discussions with the borrower, (iii) availability of reserves and substantive recourse guarantees and (iv) other factors deemed relevant by us. If a loan or security is considered to be credit deteriorated, it is considered to have different risk characteristics from the rest of the loans and securities being evaluated on the collective industry loss rate pool approach described above. In those cases, we depart from the collective pool approach and determine the credit loss allowance as any excess of the amortized cost basis of the loan or security over (i) the present value of expected future cash flows discounted at the contractual effective interest rate or (ii) the fair value of the collateral, if repayment is expected solely from the collateral.

Significant judgment is required when estimating future credit losses; therefore, actual results over time could be materially different. As of December 31, 2024, we held $16.3 billion of loans and HTM securities measured at amortized cost with expected future funding commitments of $1.2 billion. During the years ended December 31, 2024, 2023 and 2022, we recognized credit loss provisions of $197.4 million, $243.7 million and $46.7 million, respectively, and the related credit loss allowance was $504.3 million and $333.1 million at December 31, 2024 and 2023, respectively.
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
Significant judgment is required when estimating expected cash flows used in determining the credit loss allowance for AFS debt securities; therefore, actual results over time could be materially different. As of December 31, 2024, we held $93.8 million of AFS debt securities. We did not recognize any provision for credit losses with respect to our AFS debt securities during the three years ended December 31, 2024 and there was no related credit loss allowance as of December 31, 2024.
Valuation of Assets and Liabilities Carried at Fair Value
We measure our VIE assets and liabilities, mortgage-backed securities, investments of consolidated affordable housing fund, derivative assets and liabilities, domestic servicing rights intangible asset and any assets or liabilities where we have elected the fair value option at fair value. When actively quoted observable prices are not available, we either use implied pricing from similar assets and liabilities or valuation models based on net present values of estimated future cash flows, adjusted as appropriate for liquidity, credit, market and/or other risk factors. See Note 21 to the Consolidated Financial Statements for details regarding the various methods and inputs we use in measuring the fair value of our assets and liabilities. As of December 31, 2024, we had $43.9 billion and $37.4 billion of assets and liabilities, respectively, that are measured at fair value, including $38.9 billion of VIE assets and $37.3 billion of VIE liabilities we consolidate pursuant to ASC 810.
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
As of December 31, 2024, we had properties held-for-investment with a carrying value of $1.4 billion. There were no property impairment losses recognized in the years ended December 31, 2024 and 2022. During the year ended December 31, 2023, we recognized $124.9 million of impairment losses on two foreclosed properties in the Commercial and Residential Lending Segment, as discussed in Note 7 to the Consolidated Financial Statements. We estimated the fair values of those properties based on either a third party appraisal or the sale price specified in an executed letter of intent to sell the property.

Goodwill Impairment
Our goodwill at December 31, 2024 of $259.8 million represents the excess of consideration transferred over the fair value of net assets acquired in connection with the acquisitions of LNR in April 2013 and the Infrastructure Lending Segment in September 2018 and October 2018. In testing goodwill for impairment, we follow ASC 350, Intangibles—Goodwill and Other, which permits a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying value including goodwill. If the qualitative assessment determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying value including goodwill, then no impairment is determined to exist for the reporting unit. However, if the qualitative assessment determines that it is more likely than not that the fair value of the reporting unit is less than its carrying value including goodwill, or we choose not to perform the qualitative assessment, then we compare the fair value of that reporting unit with its carrying value, including goodwill, in a quantitative assessment. If the carrying value of a reporting unit exceeds its fair value, goodwill is considered impaired with the impairment loss measured as the excess of the reporting unit’s carrying value (inclusive of goodwill) over its fair value.
Based on our qualitative assessment during the fourth quarter of 2024, we believe that the Investing and Servicing Segment reporting unit to which the LNR acquisition goodwill was attributed is not currently at risk of failing a quantitative assessment. This qualitative assessment required judgment to be applied in evaluating the effects of multiple factors, including actual and projected financial performance of the reporting unit, macroeconomic conditions, industry and market conditions, and relevant entity specific events in determining whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill.
Based on our quantitative assessment during the fourth quarter of 2024, we determined that the fair value of the Infrastructure Lending Segment reporting unit to which goodwill is attributed exceeded its carrying value including goodwill. This quantitative assessment required judgment to be applied in determining the fair value of our equity in the Infrastructure Lending Segment, which included estimates of future cash flows, terminal equity multiple and market discount rate.
Valuation of Deferred Tax Assets
The ability to realize deferred tax assets depends on the ability to generate sufficient taxable income within the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction. The assessment regarding whether a valuation allowance is required or should be adjusted is based on an evaluation of possible sources of taxable income and also considers all available positive and negative evidence factors. Our accounting for the valuation of deferred tax assets represents our best estimate of future events. Changes in our current estimates, due to unanticipated market conditions or events, could have a material effect on our ability to utilize deferred tax assets. Refer to Note 22 to the Consolidated Financial Statements for additional information on the composition of our deferred taxes.
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
We seek to further manage credit risk associated with our Investing and Servicing Segment loans held-for-sale through the purchase of credit instruments. The following table presents our credit instruments as of December 31, 2024 and December 31, 2023 (dollars in thousands):

	Face Value of Loans Held-for-Sale	Aggregate Notional Value of Credit Instruments	Number of Credit Instruments
December 31, 2024	$125,695	$64,000	4
December 31, 2023	$45,400	$49,000	3

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
Interest Rate Risk
Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. We are subject to interest rate risk in connection with our investments and the related financing obligations. In general, we seek to match the interest rate characteristics of our investments with the interest rate characteristics of any related financing obligations such as repurchase agreements, bank credit facilities, term loans, revolving facilities and securitizations. In instances where the interest rate characteristics of an investment and the related financing obligation are not matched, we mitigate such interest rate risk through the utilization of interest rate derivatives of the same duration. As discussed in Note 14 to the Consolidated Financial Statements, we entered into a series of derivative transactions during the year ended December 31, 2024 related to our residential loan portfolio in an effort to extend hedge duration. These transactions involved a series of reverse swap trades which effectively locked a portion of positive cash flows from our original hedges for a period of time. We simultaneously entered into a forward starting swap which will not be effective until June 2027. While the fair value of the forward starting swap will impact earnings, it will not impact net investment income until its effective date.

The following table presents financial instruments where we have utilized interest rate derivatives to hedge interest rate risk and the related interest rate derivatives as of December 31, 2024 and 2023 (dollars in thousands); however, consistent with Note 14 to the Consolidated Financial Statements, the notional value and number of credit instruments excludes the residential lending reverse swap trades and forward starting swaps as well as certain other interest rate swaps that were not effective as of December 31, 2024:

	Face Value of Hedged Instruments	Aggregate Notional Value of Credit Instruments	Number of Credit Instruments
Instrument hedged as of December 31, 2024
Loans held-for-sale	$2,820,654	$3,573,200	47
RMBS, available-for-sale	180,654	40,000	1
CMBS, fair value option	76,641	38,380	1
HTM debt securities	7,955	7,358	1
Secured financing agreements	507,895	531,746	4
Unsecured senior notes	2,250,000	2,235,000	5
	$5,843,799	$6,425,684	59
Instrument hedged as of December 31, 2023
Loans held-for-sale	$2,954,526	$3,646,500	43
RMBS, available-for-sale	191,916	85,000	2
CMBS, fair value option	67,433	58,800	2
HTM debt securities	9,629	9,629	1
Secured financing agreements	716,786	1,358,775	8
Unsecured senior notes	1,000,000	970,000	2
	$4,940,290	$6,128,704	58
The table below summarizes the estimated annual change in net investment income for our variable rate investments and our variable rate debt assuming increases or decreases in SOFR or other applicable index rates and adjusted for the effects of our interest rate hedging activities (amounts in thousands). However, this table excludes: (i) our floating rate residential loan debt along with its related hedges (see Note 14); (ii) certain other interest rate swaps that were not effective as of December 31, 2024 (see Note 14); and (iii) nonaccrual loans (see Note 5).

Income (Expense) Subject to Interest Rate Sensitivity	Variable rate investments and indebtedness (1)	1.00% Decrease	0.50% Decrease	0.25% Increase
Investment income from variable rate investments	$15,170,417	$(138,754)	$(71,050)	$36,214
Interest expense from variable rate debt, net of interest rate derivatives	(13,422,389)	137,144	68,687	(34,357)
Net investment income from variable rate instruments	$1,748,028	$(1,610)	$(2,363)	$1,857
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

The following table represents our assets and liabilities that are denominated in Pounds Sterling (“GBP”), Euros (“EUR”), Australian dollars (“AUD”) and Swiss Francs (“CHF”), as well as our expected future net interest receipts (amounts in thousands):

	December 31, 2024
	GBP	EUR	AUD		CHF
Foreign currency assets	£1,504,911	€748,130	A$	1,645,315	Fr.	65,995
Foreign currency liabilities	(1,089,633)	(481,566)	(1,148,993)		(48,856)
Foreign currency contracts - notional, net	(490,124)	(293,927)	(654,648)		(19,084)
Subtotal (1)	£(74,845)	€(27,363)	A$	(158,325)	Fr.	(1,944)

	December 31, 2023
	GBP	EUR	AUD		CHF
Foreign currency assets	£1,684,671	€1,105,375	A$	1,927,795	Fr.	64,266
Foreign currency liabilities	(1,166,900)	(364,198)	(1,350,903)		(47,474)
Foreign currency contracts - notional, net	(538,939)	(815,083)	(882,675)		(20,423)
Subtotal (1)	£(21,168)	€(73,906)	A$	(305,783)	Fr.	(3,631)
______________________________________________________________________________________________________________________

(1)     Primarily relates to expected net interest cash flows on the respective assets and liabilities over their term.

Substantially all of our net asset exposure to the GBP, EUR, AUD and CHF has been hedged with foreign currency forward contracts as of December 31, 2024, as indicated in the table above. Refer to Note 14 to the Consolidated Financial Statements for further detail regarding our foreign currency derivatives and their contractual maturities.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Starwood Property Trust, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Starwood Property Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, equity and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Investment Securities - Valuation of Level III Commercial Mortgage Backed Securities — Refer to Notes 6 and 21 to the consolidated financial statements
Critical Audit Matter Description
The Company has commercial mortgage-backed securities (“CMBS”) recorded in accordance with the fair value option. CMBS are valued utilizing both observable and unobservable inputs including projected future cash flows, recent trades of similar securities and the spreads used in prior valuation. Under accounting principles generally accepted in the United States of America, these financial instruments are generally classified as Level 3 assets. Management’s judgments in selecting the price estimate that is most reflective of fair value is inherently subjective.

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
February 27, 2025
We have served as the Company’s auditor since 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Starwood Property Trust, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Starwood Property Trust. Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 27, 2025, expressed an unqualified opinion on those financial statements and financial statement schedules.
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
February 27, 2025

Starwood Property Trust, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except share data)

	As of December 31,
	2024	2023
Assets:
Cash and cash equivalents	$377,831	$194,660
Restricted cash	176,164	117,312
Loans held-for-investment, net of credit loss allowances of $448,295 and $309,039	15,437,013	17,574,249
Loans held-for-sale, at fair value	2,516,008	2,645,637
Investment securities, net of credit loss allowances of $24,463 and $13,143 ($126,297 and $129,308 held at fair value)	533,258	735,562
Properties, net	1,373,678	1,046,384
Properties held-for-sale	—	290,937
Investments of consolidated affordable housing fund, at fair value	2,073,533	2,012,833
Investments in unconsolidated entities	99,370	90,376
Goodwill	259,846	259,846
Intangible assets ($22,390 and $19,384 held at fair value)	60,704	64,967
Derivative assets	175,520	63,437
Accrued interest receivable	167,767	200,867
Other assets	368,229	420,773
Variable interest entity (“VIE”) assets, at fair value	38,937,576	43,786,356
Total Assets	$62,556,497	$69,504,196
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$434,584	$293,442
Related-party payable	38,958	44,816
Dividends payable	163,383	152,888
Derivative liabilities	94,890	102,467
Secured financing agreements, net	11,151,557	13,867,996
Collateralized loan obligations and single asset securitization, net	3,196,426	3,491,292
Unsecured senior notes, net	2,994,682	2,158,888
Debt related to properties held-for-sale	—	193,691
VIE liabilities, at fair value	37,288,545	42,175,734
Total Liabilities	55,363,025	62,481,214
Commitments and contingencies (Note 23)
Temporary Equity: Redeemable non-controlling interests	426,695	414,348
Permanent Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Preferred stock, $0.01 per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 per share, 500,000,000 shares authorized, 344,858,379 issued and 337,409,688 outstanding as of December 31, 2024 and 320,814,765 issued and 313,366,074 outstanding as of December 31, 2023	3,449	3,208
Additional paid-in capital	6,322,763	5,864,670
Treasury stock (7,448,691 shares)	(138,022)	(138,022)
Retained earnings	235,323	505,881
Accumulated other comprehensive income	13,594	15,352
Total Starwood Property Trust, Inc. Stockholders’ Equity	6,437,107	6,251,089
Non-controlling interests in consolidated subsidiaries	329,670	357,545
Total Permanent Equity	6,766,777	6,608,634
Total Liabilities and Equity	$62,556,497	$69,504,196
________________________________________________________
Note: In addition to the VIE assets and liabilities which are separately presented, our consolidated balance sheets as of December 31, 2024 and 2023 include assets of $4.1 billion and $4.3 billion, respectively, and liabilities of $3.2 billion and $3.5 billion, respectively, related to consolidated collateralized loan obligations (“CLOs”) and a single asset securitization (“SASB”), which are considered to be VIEs.  The CLOs’ and SASB’s assets can only be used to settle obligations of the CLOs and SASB, and the CLOs’ and SASB’s liabilities do not have recourse to Starwood Property Trust, Inc. Refer to Note 16 for additional discussion of VIEs.
See notes to consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Consolidated Statements of Operations
(Amounts in thousands, except per share data)

	For the Year Ended December 31,
	2024	2023	2022
Revenues:
Interest income from loans	$1,698,067	$1,804,104	$1,218,521
Interest income from investment securities	66,805	76,524	65,058
Servicing fees	55,199	33,121	40,359
Rental income	107,998	127,666	128,263
Other revenues	18,774	8,493	12,515
Total revenues	1,946,843	2,049,908	1,464,716
Costs and expenses:
Management fees	145,177	141,543	155,551
Interest expense	1,348,693	1,436,107	797,121
General and administrative	199,236	180,212	175,500
Costs of rental operations	48,237	44,842	44,115
Depreciation and amortization	41,306	49,141	49,293
Credit loss provision, net	197,400	243,728	46,657
Other expense	2,023	2,745	4,714
Total costs and expenses	1,982,072	2,098,318	1,272,951
Other income (loss):
Change in net assets related to consolidated VIEs	75,706	181,688	124,001
Change in fair value of servicing rights	3,006	1,594	1,010
Change in fair value of investment securities, net	1,014	767	(2,204)
Change in fair value of mortgage loans, net	75,880	62,702	(346,222)
Income from affordable housing fund investments	102,141	291,244	755,736
Earnings (loss) from unconsolidated entities	13,096	16,722	(6,323)
Gain on sale of investments and other assets, net	100,710	25,729	137,611
Gain (loss) on derivative financial instruments, net	157,934	(38,605)	334,015
Foreign currency (loss) gain, net	(73,928)	60,834	(96,956)
Loss on extinguishment of debt	(3,940)	(1,238)	(1,185)
Other loss, net	(10,381)	(135,552)	(93,710)
Total other income	441,238	465,885	805,773
Income before income taxes	406,009	417,475	997,538
Income tax (provision) benefit	(25,432)	682	61,523
Net income	380,577	418,157	1,059,061
Net income attributable to non-controlling interests	(20,644)	(78,944)	(187,586)
Net income attributable to Starwood Property Trust, Inc.	$359,933	$339,213	$871,475

Earnings per share data attributable to Starwood Property Trust, Inc.:
Basic	$1.10	$1.07	$2.80
Diluted	$1.10	$1.07	$2.74
See notes to consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Amounts in thousands)

	For the Year Ended December 31,
	2024	2023	2022
Net income	$380,577	$418,157	$1,059,061
Other comprehensive loss (net change by component):
Available-for-sale securities	(1,758)	(5,603)	(19,998)
Other comprehensive loss	(1,758)	(5,603)	(19,998)
Comprehensive income	378,819	412,554	1,039,063
Less: Comprehensive income attributable to non-controlling interests	(20,644)	(78,944)	(187,586)
Comprehensive income attributable to Starwood Property Trust, Inc.	$358,175	$333,610	$851,477
See notes to consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Consolidated Statements of Equity
(Amounts in thousands, except share data)

	Temporary Equity	Common stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Starwood Property Trust, Inc. Stockholders’ Equity	Non- Controlling Interests	Total Permanent Equity
		Shares	Par Value		Shares	Amount
Balance, December 31, 2021	$214,915	312,268,944	$3,123	$5,673,376	7,448,691	$(138,022)	$493,106	$40,953	$6,072,536	$361,356	$6,433,892
Net proceeds from ATM Agreement	—	2,168,710	22	48,167	—	—	—	—	48,189	—	48,189
Proceeds from DRIP Plan	—	48,357	—	1,073	—	—	—	—	1,073	—	1,073
Proceeds from employee stock purchase plan	—	67,965	1	1,180	—	—	—	—	1,181	—	1,181
Share-based compensation	—	1,724,165	17	40,168	—	—	—	—	40,185	—	40,185
Manager fees paid in stock	—	1,845,720	18	43,123	—	—	—	—	43,141	—	43,141
Net income	153,820	—	—	—	—	—	871,475	—	871,475	33,766	905,241
Dividends declared, $1.92 per share	—	—	—	—	—	—	(595,344)	—	(595,344)	—	(595,344)
Other comprehensive loss, net	—	—	—	—	—	—	—	(19,998)	(19,998)	—	(19,998)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	21,925	21,925
Distributions to non-controlling interests	(5,945)	—	—	—	—	—	—	—	—	(43,568)	(43,568)
Balance, December 31, 2022	$362,790	318,123,861	$3,181	$5,807,087	7,448,691	$(138,022)	$769,237	$20,955	$6,462,438	$373,479	$6,835,917
Proceeds from DRIP Plan	—	57,492	1	1,090	—	—	—	—	1,091	—	1,091
Proceeds from employee stock purchase plan	—	123,327	1	1,905	—	—	—	—	1,906	—	1,906
Redemption of Class A Units	—	—	—	43	—	—	—	—	43	(43)	—
Share-based compensation	—	1,667,034	17	39,230	—	—	—	—	39,247	—	39,247
Manager fees paid in stock	—	843,051	8	15,315	—	—	—	—	15,323	—	15,323
Net income	58,410	—	—	—	—	—	339,213	—	339,213	20,534	359,747
Dividends declared, $1.92 per share	—	—	—	—	—	—	(602,569)	—	(602,569)	—	(602,569)
Other comprehensive loss, net	—	—	—	—	—	—	—	(5,603)	(5,603)	—	(5,603)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	2,724	2,724
Distributions to non-controlling interests	(6,852)	—	—	—	—	—	—	—	—	(39,149)	(39,149)
Balance, December 31, 2023	$414,348	320,814,765	$3,208	$5,864,670	7,448,691	$(138,022)	$505,881	$15,352	$6,251,089	$357,545	$6,608,634
Net proceeds from common stock offering	—	20,125,000	201	392,080	—	—	—	—	392,281	—	392,281
Proceeds from DRIP Plan	—	64,572	1	1,282	—	—	—	—	1,283	—	1,283
Proceeds from employee stock purchase plan	—	113,953	1	1,922	—	—	—	—	1,923	—	1,923
Share-based compensation	—	2,682,359	27	41,759	—	—	—	—	41,786	—	41,786
Manager fees paid in stock	—	1,057,730	11	21,050	—	—	—	—	21,061	—	21,061
Net income	19,549	—	—	—	—	—	359,933	—	359,933	1,095	361,028
Dividends declared, $1.92 per share	—	—	—	—	—	—	(630,491)	—	(630,491)	—	(630,491)
Other comprehensive loss, net	—	—	—	—	—	—	—	(1,758)	(1,758)	—	(1,758)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	9,306	9,306
Distributions to non-controlling interests	(7,202)	—	—	—	—	—	—	—	—	(38,276)	(38,276)
Balance, December 31, 2024	$426,695	344,858,379	$3,449	$6,322,763	7,448,691	$(138,022)	$235,323	$13,594	$6,437,107	$329,670	$6,766,777

See notes to consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Amounts in thousands)

	For the Year Ended December 31,
	2024	2023	2022
Cash Flows from Operating Activities:
Net income	$380,577	$418,157	$1,059,061
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of deferred financing costs, premiums and discounts on secured borrowings	48,916	50,467	47,662
Amortization of discounts and deferred financing costs on unsecured senior notes	10,860	9,365	8,782
Accretion of net discount on investment securities	(5,868)	(8,498)	(12,227)
Accretion of net deferred loan fees and discounts	(63,775)	(67,112)	(62,557)
Share-based compensation	41,786	39,247	40,185
Manager fees paid in stock	21,061	15,323	43,141
Change in fair value of investment securities	(1,014)	(767)	2,204
Change in fair value of consolidated VIEs	69,749	(33,158)	25,159
Change in fair value of servicing rights	(3,006)	(1,594)	(1,010)
Change in fair value of loans	(75,880)	(62,702)	346,222
Change in fair value of affordable housing fund investments	(60,700)	(251,831)	(720,693)
Change in fair value of derivatives	(84,218)	128,218	(329,204)
Foreign currency loss (gain), net	73,928	(60,834)	96,956
Gain on sale of investments and other assets	(100,710)	(25,729)	(137,611)
Impairment charges on properties and related intangibles	—	124,902	55
Credit loss provision, net	197,400	243,728	46,657
Depreciation and amortization	46,256	54,296	53,941
(Earnings) loss from unconsolidated entities	(13,096)	(16,722)	6,323
Distributions of earnings from unconsolidated entities	5,035	8,847	5,354
Loss on extinguishment of debt	3,940	1,238	986
Origination and purchase of loans held-for-sale, net of principal collections	(1,525,121)	(571,005)	(4,437,448)
Proceeds from sale of loans held-for-sale	1,728,006	770,733	4,153,003
Changes in operating assets and liabilities:
Related-party payable	(5,858)	3,630	(35,185)
Accrued and capitalized interest receivable, less purchased interest	(70,420)	(155,831)	(201,500)
Other assets	(76,250)	(65,780)	44,118
Accounts payable, accrued expenses and other liabilities	104,988	(17,991)	171,367
Net cash provided by operating activities	646,586	528,597	213,741
Cash Flows from Investing Activities:
Origination, purchase and funding of loans held-for-investment	(3,045,851)	(2,717,720)	(5,544,012)
Proceeds from principal collections on loans	4,628,837	3,337,402	2,096,777
Proceeds from loans sold	87,269	95,271	101,683
Purchase and funding of investment securities	(88,706)	(11,578)	(86,512)
Proceeds from sales and redemptions of investment securities	3,690	3,042	—
Proceeds from principal collections on investment securities	274,160	90,348	115,947
Proceeds from sales of real estate, net of debt assumed by purchaser	216,825	73,569	203,702
Purchases and additions to properties and other assets	(27,939)	(25,085)	(25,225)
Investments in unconsolidated entities	(6,569)	(2,603)	(461)
Distribution of capital from unconsolidated entities	5,640	10,977	3,375
Cash resulting from foreclosures and initial consolidation of entities	4,401	824	617
Payments for purchase or early termination of derivatives	(19,813)	(42,411)	(19,077)
Proceeds from origination or early termination of derivatives	52,010	43,038	202,880
Net cash provided by (used in) investing activities	$2,083,954	$855,074	$(2,950,306)

See notes to consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(Amounts in thousands)

	For the Year Ended December 31,
	2024	2023	2022
Cash Flows from Financing Activities:
Proceeds from borrowings	$7,204,169	$6,559,959	$13,521,148
Principal repayments on and repurchases of borrowings	(9,242,960)	(7,473,900)	(9,888,088)
Payment of deferred financing costs	(70,031)	(20,990)	(69,820)
Net proceeds from issuance of common stock	395,487	2,997	50,443
Payment of dividends	(619,996)	(601,192)	(591,457)
Contributions from non-controlling interests	9,306	2,724	21,925
Distributions to non-controlling interests	(45,478)	(45,368)	(49,452)
Issuance of debt of consolidated VIEs	12,923	—	—
Repayment of debt of consolidated VIEs	(187,703)	(48,435)	(290,232)
Distributions of cash from consolidated VIEs	58,383	169,642	93,412
Net cash (used in) provided by financing activities	(2,485,900)	(1,454,563)	2,797,879
Net increase (decrease) in cash, cash equivalents and restricted cash	244,640	(70,892)	61,314
Cash, cash equivalents and restricted cash, beginning of period	311,972	382,133	321,914
Effect of exchange rate changes on cash	(2,617)	731	(1,095)
Cash, cash equivalents and restricted cash, end of period	$553,995	$311,972	$382,133
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,294,131	$1,351,533	$671,186
Income taxes paid (refunded), net	4,010	1,670	(7,862)
Supplemental disclosure of non-cash investing and financing activities:
Dividends declared with respect to the fourth quarter, but not yet paid	$162,553	$153,705	$152,443
Consolidation of VIEs (VIE asset/liability additions)	2,808,141	722,039	4,361,325
Deconsolidation of VIEs (VIE asset/liability reductions)	891,494	—	730,013
Net assets acquired through foreclosure, control or conversion to equity interest:
Assets acquired, less cash	356,871	101,963	406,705
Liabilities assumed	6,857	983	95,691
Debt assumed by purchaser in sale of real estate	(194,900)	—	—
Loan principal collections temporarily held at master servicer	46,648	124,314	429
Reclassification of loans held-for-investment to loans held-for-sale	48,695	41,392	113,710
Net assets acquired from consolidated VIEs	7,650	—	—
Unsettled derivative transactions	—	—	2,323
See notes to consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of December 31, 2024
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
We have four reportable business segments as of December 31, 2024 and we refer to the investments within these segments as our target assets:
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
As we do not have a history of realized credit losses on our HFI loans and HTM securities, we have subscribed to third party database services to provide us with historical industry losses for both commercial real estate and infrastructure loans. Using these losses as a benchmark, we determine expected credit losses for our loans and securities on a collective pool basis within our commercial real estate and infrastructure portfolios. See Note 5 for further discussion of our methodologies.
We also evaluate each loan and security measured at amortized cost for credit deterioration at least quarterly. Credit deterioration occurs when there is a significant decline in credit quality of the loan or security since origination or acquisition and it is deemed probable that we will not be able to fully recover the amortized cost of the loan or security. Recovery may be by way of repayment by the borrower, sale of the loan or security, possible foreclosure or exercise of control over a borrower’s pledged equity interests. The determination of whether a loan or security is credit deteriorated requires significant judgment by management and is based on various factors including (i) the underlying collateral performance and its estimated current and stabilized market values, including projected cash flows, (ii) discussions with the borrower, (iii) availability of reserves and substantive recourse guarantees and (iv) other factors deemed relevant by us. If a loan or security is considered to be credit deteriorated, it is considered to have different risk characteristics from the rest of the loans and securities being evaluated on the collective industry loss rate pool approach described above. In those cases, we depart from the collective pool approach and determine the credit loss allowance as any excess of the amortized cost basis of the loan or security over (i) the present value of expected future cash flows discounted at the contractual effective interest rate or (ii) the fair value of the collateral, if repayment is expected solely from the collateral.
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

Effective with the third party interest sale, the Woodstar Fund has the characteristics of an investment company under ASC 946, Financial Services – Investment Companies. Accordingly, the Woodstar Fund is required to carry the investments in its properties at fair value. Because we are the primary beneficiary of the Woodstar Fund, which is a VIE (as discussed in Note 16), we consolidate the accounts of the Woodstar Fund into our consolidated financial statements, retaining the fair value basis of accounting for its investments. Realized and unrealized changes in the fair value of the Woodstar Fund’s property investments, and distributions thereon, are recognized in the “Income from affordable housing fund investments” caption within the other income (loss) section of our consolidated statements of operations. See Note 8 for further details regarding the Woodstar Fund’s investments and related income and Note 18 with respect to its contingently redeemable non-controlling interests which are classified as “Temporary Equity” in our consolidated balance sheet.
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

Goodwill

Goodwill is not amortized, but rather tested for impairment annually or more frequently if events or changes in circumstances indicate potential impairment. Goodwill at December 31, 2024 and 2023 represents the excess of the consideration paid over the fair value of net assets acquired in connection with the acquisitions of LNR Property LLC (“LNR”) in April 2013 and the Infrastructure Lending Segment in September and October 2018.
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
Convertible Senior Notes
Effective January 1, 2021, the Company adopted ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40), which removed certain separation models for convertible debt instruments and convertible preferred stock that require the separation into a debt component and an equity or derivative component. Consequently, our convertible senior notes (the “Convertible Notes”), which were previously accounted for as having separate liability and equity components, are now accounted for as a single liability measured at amortized cost.
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

Acquisition and Investment Pursuit Costs
Costs incurred in connection with acquisitions of investments, loans and businesses, as well as in pursuing unsuccessful acquisitions and investments, are recorded within other expense in our consolidated statements of operations when incurred. Costs incurred in connection with acquisitions of real estate not accounted for as business combinations are capitalized within the purchase price. These costs reflect services performed by third parties and principally include due diligence and legal services.

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

Nearly all of the Company’s unvested RSUs and RSAs contain rights to receive non-forfeitable dividends and thus are participating securities. In addition, the non-controlling interests that are redeemable with our common stock are considered participating securities because they earn a preferred return indexed to the dividend rate on our common stock (see Note 18). Due to the existence of these participating securities, the two-class method of computing EPS is required, unless another method is determined to be more dilutive. Under the two-class method, undistributed earnings are reallocated between shares of common stock and participating securities. For the years ended December 31, 2024, 2023 and 2022, the two-class method resulted in the most dilutive EPS calculation.

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
We believe the estimates and assumptions underlying our consolidated financial statements are reasonable and supportable based on the information available as of December 31, 2024. Actual results may ultimately differ from those estimates.
Reclassifications
Acquisition and investment pursuit costs were combined within other expense in the prior period consolidated statements of operations to conform with the current period presentation.
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
On November 4, 2024, the FASB issued ASU 2024-03, Income Statement... (Subtopic 220-40) - Disaggregation of Income Statement Expenses, which requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. This ASU is effective for our fiscal year ending December 31, 2027 and interim quarters beginning in 2028, with early adoption permitted. It may be applied either prospectively to reporting periods after the ASU’s effective date or retrospectively to all prior periods presented. This ASU will only affect footnote disclosures and will not change the expense captions the Company presents on its consolidated statements of operations.

3. Acquisitions and Divestitures
Acquisitions

During the year ended December 31, 2024, we acquired an operating property from a CMBS trust that we consolidate as a VIE for a purchase price of $7.7 million. When properties are acquired from CMBS trusts that are consolidated as VIEs on our balance sheet, the acquisitions are reflected as repayment of debt of consolidated VIEs in our consolidated statements of cash flows. During the years ended December 31, 2023 and 2022, we had no significant acquisitions of properties or businesses other than properties acquired through loan foreclosure or obtaining equity control, including during 2024 as discussed in Note 5.

Divestitures

Property Segment Master Lease Portfolio

On February 29, 2024, we sold the 16 retail properties which comprised our Property Segment’s Master Lease Portfolio for a gross sale price of $387.1 million. In connection with the sale, the purchaser assumed the related mortgage debt of $194.9 million, which resulted in net proceeds of $188.0 million after selling costs. We recognized a gain of $92.0 million, which is included within gain on sale of investments and other assets in our consolidated statement of operations for the year ended December 31, 2024, and a $1.2 million loss on extinguishment of debt.

Investing and Servicing Segment Property Portfolio (“REIS Equity Portfolio”)

During the year ended December 31, 2024, we sold an operating property for $18.2 million within the REIS Equity Portfolio. In connection with this sale, we recognized a gain of $8.3 million within gain on sale of investments and other assets in our consolidated statement of operations, of which $2.5 million was attributable to non-controlling interests. During the year ended December 31, 2023, we sold four operating properties, including a controlling financial interest in a subsidiary within the REIS Equity Portfolio, for $63.7 million. We recognized a total gain of $25.6 million within gain on sale of investments and other assets in our consolidated statement of operations, of which $10.2 million related to the deconsolidation of the subsidiary. During the year ended December 31, 2022, we sold three operating properties within the REIS Equity Portfolio for $92.1 million and recognized a total gain of $50.9 million within gain on sale of investments and other assets in our consolidated statement of operations, of which $0.6 million was attributable to non-controlling interests.

Commercial and Residential Lending Segment
During the year ended December 31, 2024, we sold three units in a residential conversion project in New York for $12.1 million within the Commercial and Residential Lending Segment. During the year ended December 31, 2023, we sold four units in that residential conversion project for $12.1 million. In connection with these sales, there was no gain or loss recognized in our consolidated statement of operations. During the year ended December 31, 2022, we sold a distribution facility located in Orlando, Florida that was previously acquired in April 2019 through foreclosure of a loan with a carrying value of $18.5 million. The property was sold for $114.8 million and we recognized a gain of $86.6 million within gain on sale of investments and other assets in our consolidated statement of operations.

4. Restricted Cash
A summary of our restricted cash as of December 31, 2024 and 2023 is as follows (amounts in thousands):

	As of December 31,
	2024	2023
Cash collateral for derivative financial instruments	$79,974	$80,219
Cash restricted by lender	25,332	34,450
Funds held on behalf of borrowers and tenants	69,920	1,300
Other restricted cash	938	1,343
	$176,164	$117,312

5. Loans
Our loans held-for-investment are accounted for at amortized cost and our loans held-for-sale are accounted for at the lower of cost or fair value, unless we have elected the fair value option for either. The following tables summarize our investments in mortgages and loans as of December 31, 2024 and 2023 (dollars in thousands):

December 31, 2024	Carrying Value	Face Amount	Weighted Average Coupon (1)	Weighted Average Life (“WAL”) (years)(2)
Loans held-for-investment:
Commercial loans:
First mortgages (3)	$12,931,333	$12,955,038	7.9%	2.4
Subordinated mortgages (4)	31,247	31,000	14.3%	1.4
Mezzanine loans (3)	323,041	324,021	11.1%	1.7
Other	46,255	46,688	13.2%	3.8
Total commercial loans	13,331,876	13,356,747
Infrastructure first priority loans	2,553,432	2,594,267	8.3%	4.4
Total loans held-for-investment	15,885,308	15,951,014
Loans held-for-sale:
Residential, fair value option	2,394,624	2,694,959	4.5%	N/A	(5)
Commercial, fair value option	121,384	125,695	7.0%	7.3
Total loans held-for-sale	2,516,008	2,820,654
Total gross loans	18,401,316	$18,771,668
Credit loss allowances:
Commercial loans held-for-investment	(436,812)
Infrastructure loans held-for-investment	(11,483)
Total allowances	(448,295)
Total net loans	$17,953,021

December 31, 2023
Loans held-for-investment:
Commercial loans:
First mortgages (3)	$14,956,646	$15,005,827	9.0%	2.8
Subordinated mortgages (4)	76,560	76,882	14.8%	2.2
Mezzanine loans (3)	273,146	274,899	13.7%	2.7
Other	71,012	71,843	9.6%	1.8
Total commercial loans	15,377,364	15,429,451
Infrastructure first priority loans	2,505,924	2,550,244	9.5%	3.9
Total loans held-for-investment	17,883,288	17,979,695
Loans held-for-sale:
Residential, fair value option	2,604,594	2,909,126	4.5%	N/A	(5)
Commercial, fair value option	41,043	45,400	5.5%	5.2
Total loans held-for-sale	2,645,637	2,954,526
Total gross loans	20,528,925	$20,934,221
Credit loss allowances:
Commercial loans held-for-investment	(298,775)
Infrastructure loans held-for-investment	(10,264)
Total allowances	(309,039)
Total net loans	$20,219,886
______________________________________________________________________________________________________________________
(1)Calculated using applicable index rates as of December 31, 2024 and 2023 for variable rate loans and excludes loans for which interest income is not recognized.
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

(3)First mortgages include first mortgage loans and any contiguous mezzanine loan components because as a whole, the expected credit quality of these loans is more similar to that of a first mortgage loan. The application of this methodology resulted in mezzanine loans with carrying values of $0.9 billion and $1.0 billion being classified as first mortgages as of December 31, 2024 and 2023, respectively.
(4)Subordinated mortgages include B-Notes and junior participation in first mortgages where we do not own the senior A-Note or senior participation. If we own both the A-Note and B-Note, we categorize the loan as a first mortgage loan.
(5)Residential loans have a weighted average remaining contractual life of 26.8 years and 27.8 years as of December 31, 2024 and 2023, respectively.
As of December 31, 2024, our variable rate loans held-for-investment, excluding loans for which interest income is not recognized, were as follows (dollars in thousands):

December 31, 2024	Carrying Value	Weighted-average Spread Above Index
Commercial loans	$12,118,338	3.6%
Infrastructure loans	2,553,432	3.9%
Total variable rate loans held-for-investment	$14,671,770	3.7%
Credit Loss Allowances
As discussed in Note 2, we do not have a history of realized credit losses on our HFI loans and HTM securities, so we have subscribed to third party database services to provide us with industry losses for both commercial real estate and infrastructure loans. Using these losses as a benchmark, we determine expected credit losses for our loans and securities on a collective pool basis within our commercial real estate and infrastructure portfolios.
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
As discussed in Note 2, we use a discounted cash flow or collateral value approach, rather than the collective pool approach described above, to determine credit loss allowances for any credit deteriorated loans.

The significant credit quality indicators for our loans measured at amortized cost, which excludes loans held-for-sale, were as follows as of December 31, 2024 (dollars in thousands):

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Total	Total Amortized Cost Basis	Credit Loss Allowance
As of December 31, 2024	2024	2023	2022	2021	2020	Prior
Commercial loans:
Credit quality indicator:
LTV < 60%	$415,083	$398,791	$1,893,891	$1,884,842	$177,065	$548,689	$—	$5,318,361	$14,440
LTV 60% - 70%	251,405	447,784	1,230,065	2,543,893	84,911	295,280	—	4,853,338	72,043
LTV > 70%	248,600	64,373	306,894	1,124,223	224,571	1,140,336	—	3,108,997	345,404
Credit deteriorated	—	—	—	—	—	4,925	—	4,925	4,925
Defeased and other	—	4,550	41,705	—	—	—	—	46,255	—
Total commercial	$915,088	$915,498	$3,472,555	$5,552,958	$486,547	$1,989,230	$—	$13,331,876	$436,812
Infrastructure loans:
Credit quality indicator:
Power	$689,656	$362,080	$—	$29,706	$—	$340,529	$991	$1,422,962	$5,049
Oil and gas	303,221	408,537	57,713	182,567	—	178,432	—	1,130,470	6,434
Total infrastructure	$992,877	$770,617	$57,713	$212,273	$—	$518,961	$991	$2,553,432	$11,483
Loans held-for-sale								2,516,008	—
Total gross loans								$18,401,316	$448,295

Non-Credit Deteriorated Loans

As of December 31, 2024, we had three commercial loans with a combined amortized cost basis of $203.4 million along with $87.9 million of residential loans that were 90 days or greater past due. All of these loans were on nonaccrual as of December 31, 2024. We also had six commercial loans with a combined amortized cost basis of $752.3 million on nonaccrual that were not 90 days or greater past due as of December 31, 2024. None of these loans were considered credit deteriorated. As of December 31, 2023, we had a total of $546.6 million of non-credit deteriorated loans on nonaccrual.
Credit Deteriorated Loans
As of December 31, 2024, we had a $4.9 million commercial subordinated loan secured by a department store in Chicago which was deemed credit deteriorated and was fully reserved in prior years. The loan was on nonaccrual under the cost recovery method as of December 31, 2024 and 2023.
Foreclosure and Equity Control
During the year ended December 31, 2024, we foreclosed on or otherwise obtained control over the following loan collateral:
In November 2024, we foreclosed on a first mortgage loan on a multifamily property comprised of 256 units in Arizona. The net carrying value of our loan related to this property (including previously accrued interest) totaled $30.9 million, net of a specific credit loss allowance of $14.9 million provided during the three months ended December 31, 2024 in accordance with a valuation provided by a third party appraisal. In connection with the foreclosure, we recorded properties of $30.9 million in accordance with the asset acquisition provisions of ASC 805. This loan was previously modified with a 50 bps interest rate reduction during the year ended December 31, 2023 (see related discussion below).
In October 2024, we foreclosed on a first mortgage loan for the acquisition and renovation of a 500 unit multifamily property in Dallas, Texas. The net carrying value of our loan related to this property totaled $88.4 million. In connection with the foreclosure, we recorded properties of $88.4 million in accordance with the asset acquisition provisions of ASC 805. We obtained an appraisal during the three months ended December 31, 2024 indicating a value at least equal to our carrying value.
In October 2024, we foreclosed on a first mortgage loan on a multifamily property comprised of 264 units in Fort Worth, Texas. The net carrying value of our loan related to this property totaled $55.1 million. In connection with the foreclosure, we recorded properties of $55.1 million in accordance with the asset acquisition provisions of ASC 805. We obtained an appraisal during the three months ended December 31, 2024 indicating a value at least equal to our carrying value.

In May 2024, we foreclosed on a senior mortgage loan on a vacant office building in Washington, D.C. The net carrying value of our loan related to this property totaled $114.2 million, net of a specific credit loss allowance of $9.8 million provided during the three months ended June 30, 2024. In connection with the foreclosure, we recorded properties of $114.7 million and net liabilities of $0.5 million, in accordance with the asset acquisition provisions of ASC 805. The property was transferred to our Property Segment with the expectation that we will convert it to multifamily use (see Note 7).
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

Loan Modifications
We may amend or modify a loan based on its specific facts and circumstances. During the years ended December 31, 2024 and 2023, we made modifications to the commercial loans summarized below, which are disclosable under ASU 2022-02, Troubled Debt Restructurings and Vintage Disclosures. The modified terms and subsequent performance of the modified loans were considered in the determination of our general CECL reserve.
During the year ended December 31, 2024, we entered into modifications of nine commercial loans that require disclosure pursuant to ASU 2022-02. They had a combined amortized cost basis of $1.5 billion, representing 11% of our commercial loans as of December 31, 2024. Six of these loans were collateralized by office assets and two were collateralized by mixed-use assets. We also modified a related party loan which is discussed further in Note 17.
For two loans with an aggregate amortized cost basis of $358.7 million and an unfunded commitment of $6.3 million as of December 31, 2024, we granted other-than-insignificant payment delays in the form of initial maturity term extensions for a weighted average of 30 months. We also provided additional commitments, one in the form of a mezzanine loan ($98.2 million, of which $76.6 million was unfunded as of December 31, 2024), and the other in the form of preferred equity ($30.0 million, of which $21.8 million was unfunded as of December 31, 2024).
For seven loans with an aggregate amortized cost basis of $1.1 billion and unfunded commitments of $42.6 million as of December 31, 2024, we granted a combination of other-than-insignificant payment delays in the form of initial maturity term extensions for a weighted average of 21 months, as well as deferral of a portion of interest due under one of the loans, and interest rate reductions with a weighted average of 2.36%. For certain of these loans, the interest rate reduction is partially or fully recovered in a new exit fee. In connection with four of the above loan modifications, we also provided a total of $31.5 million of preferred equity commitments (of which $29.3 million was unfunded as of December 31, 2024) and an $18.2 million junior mezzanine loan commitment (of which $8.8 million was unfunded as of December 31, 2024).
During the year ended December 31, 2023, we entered into modifications of three commercial loans that required disclosure pursuant to ASC 2022-02. They had a combined amortized cost basis of $337.6 million, representing 2% of our commercial loans as of December 31, 2023. For a $197.2 million first mortgage loan on an office park, we granted a 19-month term extension and provided a $25.1 million preferred equity commitment (of which $15.5 million was unfunded as of December 31, 2023). For a $95.5 million first mortgage loan on an office campus, the interest rate was reduced to a fixed rate of 6.00% (the reduction was partially recaptured in a new exit fee), with the borrower contributing $2.5 million. For a $44.9 million first mortgage loan on a multifamily property, the interest rate was reduced by 50 bps, and the loan was ultimately foreclosed in November 2024.
Other Modifications:
While not required to be disclosed pursuant to ASU 2022-02 because the financial difficulty criteria is not met, we modified 12 loans during the year ended December 31, 2024 by reducing the interest rate spread on the loan, with such reductions partially or fully recoverable by new exit fees. The amortized cost basis of these loans totaled $784.9 million. In each case, the borrowers contributed additional equity in order to receive the modifications.

Performance of Previously Modified Loans:
Loans with modifications disclosed above were performing in accordance with their modified terms through December 31, 2024, except for the first mortgage loan on a multifamily property in Arizona which was foreclosed in November 2024 as discussed above.
The following tables present the activity in our credit loss allowance for funded loans and unfunded commitments (amounts in thousands):

	Funded Commitments Credit Loss Allowance
	Loans Held-for-Investment		Total Funded Loans
	Commercial	Infrastructure
Credit loss allowance at December 31, 2021	$46,600	$20,670	$67,270
Credit loss provision, net	42,201	6,848	49,049
Charge-offs (1)	—	(16,906)	(16,906)
Credit loss allowance at December 31, 2022	88,801	10,612	99,413
Credit loss provision, net	222,266	10,446	232,712
Charge-offs (2)	(12,292)	(10,794)	(23,086)
Credit loss allowance at December 31, 2023	298,775	10,264	309,039
Credit loss provision, net	162,724	1,219	163,943
Charge-offs (3)	(24,687)	—	(24,687)
Credit loss allowance at December 31, 2024	$436,812	$11,483	$448,295
______________________________________________________________________________________________________________________
(1)Relates to a senior loan participation converted to an equity interest.
(2)Represents the net charge-off of (i) a $12.3 million credit loss allowance related to the portion of a credit deteriorated commercial mortgage loan on an office and retail complex in Arizona deemed uncollectible and (ii) a $10.8 million credit loss allowance related to the portion of a credit deteriorated infrastructure loan participation collateralized by a first priority lien on two natural gas fired power plants near Chicago, which was deemed uncollectible due to a third party’s then nearly completed acquisition of the power plants. Such loans were originated in 2015 and 2017, respectively, with the infrastructure loan acquired as part of the Infrastructure Lending Segment acquisition in 2018.
(3)Represents the charge-offs of (i) a $14.9 million specific credit loss allowance related to a first mortgage loan on a multifamily property in Arizona and (ii) a $9.8 million specific credit loss allowance related to a senior mortgage loan on a vacant office building in Washington, D.C. The loans were originated in 2022 and 2021, respectively, and foreclosed in November 2024 and May 2024, respectively.

	Unfunded Commitments Credit Loss Allowance (1)
	Loans Held-for-Investment		HTM Preferred
	Commercial	Infrastructure	Interests (2)	CMBS (2)	Total
Credit loss allowance at December 31, 2021	$6,692	$145	$—	$—	$6,837
Credit loss provision (reversal), net	3,057	(73)	—	52	3,036
Credit loss allowance at December 31, 2022	9,749	72	—	52	9,873
Credit loss (reversal) provision, net	(1,007)	492	1,548	22	1,055
Credit loss allowance at December 31, 2023	8,742	564	1,548	74	10,928
Credit loss provision (reversal), net	7,788	386	12,470	(53)	20,591
Credit loss allowance at December 31, 2024	$16,530	$950	$14,018	$21	$31,519
Memo: Unfunded commitments as of December 31, 2024 (3)	$1,027,628	$101,758	$53,044	$28,418	$1,210,848
______________________________________________________________________________________________________________________
(1)Included in accounts payable, accrued expenses and other liabilities in our consolidated balance sheets.
(2)See Note 6 for further details.
(3)Represents amounts expected to be funded (see Note 23).

Loan Portfolio Activity
The activity in our loan portfolio was as follows (amounts in thousands):

	Held-for-Investment Loans
Year Ended December 31, 2024	Commercial	Infrastructure	Residential	Held-for-Sale Loans	Total Loans
Balance at December 31, 2023	$15,078,589	$2,495,660	$—	$2,645,637	$20,219,886
Acquisitions/originations/additional funding	1,721,307	1,324,544	—	1,736,065	4,781,916
Capitalized interest (1)	95,093	—	—	—	95,093
Basis of loans sold (2)	(39,774)	—	—	(1,775,155)	(1,814,929)
Loan maturities/principal repayments	(3,301,358)	(1,249,813)	—	(210,884)	(4,762,055)
Discount accretion/premium amortization	41,398	22,377	—	—	63,775
Changes in fair value	—	—	—	75,880	75,880
Foreign currency translation gain, net	(189,019)	(906)	—	—	(189,925)
Credit loss provision, net	(162,724)	(1,219)	—	(1,546)	(165,489)
Loan foreclosures	(348,448)	—	—	(2,683)	(351,131)	(3)
Transfer to/from other asset/liability classifications or between segments	—	(48,694)	—	48,694	—
Balance at December 31, 2024	$12,895,064	$2,541,949	$—	$2,516,008	$17,953,021

	Held-for-Investment Loans
Year Ended December 31, 2023	Commercial	Infrastructure	Residential	Held-for-Sale Loans	Total Loans
Balance at December 31, 2022	$16,048,507	$2,352,932	$—	$2,784,594	$21,186,033
Acquisitions/originations/additional funding	1,713,979	1,002,908	—	757,355	3,474,242
Capitalized interest (1)	125,057	518	—	172	125,747
Basis of loans sold (2)	(53,000)	—	—	(813,104)	(866,104)
Loan maturities/principal repayments	(2,596,738)	(864,549)	—	(185,884)	(3,647,171)
Discount accretion/premium amortization	53,418	13,694	—	—	67,112
Changes in fair value	—	—	—	62,702	62,702
Foreign currency translation gain, net	152,869	603	—	—	153,472
Credit loss provision, net	(222,266)	(10,446)	—	—	(232,712)
Loan foreclosure and equity control	(101,845)	—	—	(929)	(102,774)	(4)
Transfer to/from other asset/liability classifications or between segments	(41,392)	—	—	40,731	(661)
Balance at December 31, 2023	$15,078,589	$2,495,660	$—	$2,645,637	$20,219,886

	Held-for-Investment Loans
Year Ended December 31, 2022	Commercial	Infrastructure	Residential	Held-for-Sale Loans	Total Loans
Balance at December 31, 2021	$13,450,198	$2,027,426	$59,225	$2,876,800	$18,413,649
Acquisitions/originations/additional funding	4,882,414	661,598	—	4,634,722	10,178,734
Capitalized interest (1)	121,500	503	1,639	508	124,150
Basis of loans sold (2)	(10,109)	(26,824)	—	(4,216,618)	(4,253,551)
Loan maturities/principal repayments	(1,764,638)	(293,264)	(7,623)	(193,105)	(2,258,630)
Discount accretion/premium amortization	52,939	9,618	—	—	62,557
Changes in fair value	—	—	(3,169)	(343,053)	(346,222)
Foreign currency translation loss, net	(304,051)	(2,895)	—	—	(306,946)
Credit loss provision, net	(42,201)	(6,848)	—	—	(49,049)
Loan foreclosure, equity control and conversion to equity interest	(273,929)	(16,382)	—	—	(290,311)	(5)
Transfer to/from other asset classifications or between segments	(63,616)	—	(50,072)	25,340	(88,348)	(6)
Balance at December 31, 2022	$16,048,507	$2,352,932	$—	$2,784,594	$21,186,033

______________________________________________________________________________________________________________________
(1)Represents accrued interest income on loans whose terms do not require current payment of interest.
(2)See Note 13 for additional disclosure on these transactions.

(3)Represents (i) the $114.2 million carrying value of a first mortgage loan on an office building in Washington, D.C. foreclosed in May 2024, (ii) the $88.4 million carrying value of a first mortgage loan for the acquisition and renovation of a multifamily property in Dallas, Texas foreclosed in October 2024, (iii) the $55.1 million carrying value of a first mortgage loan on a multifamily property in Fort Worth, Texas foreclosed in October 2024, (iv) the $51.5 million carrying value of a first mortgage and mezzanine loan on a multifamily property in Nashville, Tennessee foreclosed in May 2024, (v) the $30.0 million carrying value of a first mortgage loan on a multifamily property in Arizona foreclosed in November 2024, (vi) the $9.2 million carrying value of a loan on a hospitality asset in New York City foreclosed in June 2024 and (vii) $2.7 million of residential mortgage loans foreclosed.
(4)Represents (i) the $41.1 million carrying value of a mortgage loan on the retail portion of a hotel located in Chicago foreclosed in May 2023, (ii) the $60.8 million carrying value of a first mortgage and mezzanine loan on a multifamily property in the Pacific Northwest consolidated upon obtaining equity control in December 2023 and (iii) $0.9 million in residential mortgage loans foreclosed.
(5)Represents (i) the $50.2 million net carrying value of first mortgage and contiguous mezzanine loans related to an office building in Texas that is eliminated as a result of consolidating the net assets of the mezzanine borrower entity upon obtaining control over its pledged equity interests in May 2022, (ii) the $223.8 million principal amount of a senior loan secured by an office building in California foreclosed in December 2022 and (iii) the $16.4 million net carrying value of a senior loan participation in a natural gas-fired power plant in Massachusetts that was converted to an equity interest in December 2022.
(6)During the year ended December 2022, we repurchased at par $745.0 million of agency-eligible residential loans that were previously sold. The repurchase was subject to a contingency for which we recorded a contingency loss of $88.4 million within other loss, net in the consolidated statement of operations. At the time the loans were repurchased, this loss was utilized to reduce the carrying value of the loans to their estimated fair value.

6. Investment Securities
Investment securities were comprised of the following as of December 31, 2024 and 2023 (amounts in thousands):

	Carrying Value as of
	December 31, 2024	December 31, 2023
RMBS, available-for-sale	$93,806	$102,368
RMBS, fair value option (1)	421,122	449,909
CMBS, fair value option (1), (2)	1,225,024	1,147,550
HTM debt securities, amortized cost net of credit loss allowance of $24,463 and $13,143	406,961	606,254
Equity security, fair value	5,146	8,340
Subtotal—Investment securities	2,152,059	2,314,421
VIE eliminations (1)	(1,618,801)	(1,578,859)
Total investment securities	$533,258	$735,562
______________________________________________________________________________________________________________________
(1)Certain fair value option CMBS and RMBS are eliminated in consolidation against VIE liabilities pursuant to ASC 810.
(2)Includes $148.6 million and $177.3 million of non-controlling interests in the consolidated entities which hold certain of these CMBS as of December 31, 2024 and 2023, respectively.
Purchases, sales, principal collections and redemptions for all investment securities were as follows (amounts in thousands):

	RMBS, available-for-sale	RMBS, fair value option	CMBS, fair value option	HTM Securities	Equity Security	Securitization VIEs (1)	Total
Year Ended December 31, 2024
Purchases/fundings	$—	$—	$187,531	$80,798	$—	$(179,623)	$88,706
Sales and redemptions	—	—	12,923	—	3,690	(12,923)	3,690
Principal collections	11,253	45,182	13,386	262,722	—	(58,383)	274,160
Year Ended December 31, 2023
Purchases/fundings	$—	$—	$48,011	$11,578	$—	$(48,011)	$11,578
Sales and redemptions	549	—	—	—	2,493	—	3,042
Principal collections	9,475	53,332	117,100	80,083	—	(169,642)	90,348
Year Ended December 31, 2022
Purchases/fundings	$—	$226,152	$63,681	$86,512	$—	$(289,833)	$86,512
Sales and redemptions	—	—	—	—	—	—	—
Principal collections	19,087	74,542	20,862	94,868	—	(93,412)	115,947
______________________________________________________________________________________________________________________
(1)Represents RMBS and CMBS, fair value option amounts eliminated due to our consolidation of securitization VIEs. These amounts are reflected as issuance or repayment of debt of, or distributions from, consolidated VIEs in our consolidated statements of cash flows.
RMBS, Available-for-Sale
The Company classified all of its RMBS not eliminated in consolidation as available-for-sale as of December 31, 2024 and 2023. These RMBS are reported at fair value in the balance sheet with changes in fair value recorded in accumulated other comprehensive income (“AOCI”).

The tables below summarize various attributes of our investments in available-for-sale RMBS as of December 31, 2024 and 2023 (amounts in thousands):

				Unrealized Gains or (Losses) Recognized in AOCI
	Amortized Cost	Credit Loss Allowance	Net Basis	Gross Unrealized Gains	Gross Unrealized Losses	Net Fair Value Adjustment	Fair Value
December 31, 2024
RMBS	$80,212	$—	$80,212	$15,163	$(1,569)	$13,594	$93,806
December 31, 2023
RMBS	$87,016	$—	$87,016	$18,092	$(2,740)	$15,352	$102,368

	Weighted Average Coupon (1)	WAL (Years) (2)
December 31, 2024
RMBS	5.0%	7.9
______________________________________________________________________________________________________________________
(1)Calculated using the December 31, 2024 SOFR rate of 4.332% for floating rate securities.
(2)Represents the remaining WAL of each respective group of securities as of the balance sheet date. The WAL of each individual security is calculated using projected amounts and projected timing of future principal payments.
As of December 31, 2024, approximately $83.4 million, or 89%, of RMBS were variable rate. We purchased all of the RMBS at a discount, a portion of which is accreted into income over the expected remaining life of the security. The majority of the income from this strategy is earned from the accretion of this accretable discount.
We have engaged a third party manager who specializes in RMBS to execute the trading of RMBS, the cost of which was $0.8 million, $0.5 million and $0.6 million for the years ended December 31, 2024, 2023 and 2022, respectively, recorded as management fees in the accompanying consolidated statements of operations.
The following table presents the gross unrealized losses and estimated fair value of any available-for-sale securities that were in an unrealized loss position as of December 31, 2024 and 2023, and for which an allowance for credit losses has not been recorded (amounts in thousands):

	Estimated Fair Value		Unrealized Losses
	Securities with a loss less than 12 months	Securities with a loss greater than 12 months	Securities with a loss less than 12 months	Securities with a loss greater than 12 months
As of December 31, 2024
RMBS	$2,076	$9,742	$(178)	$(1,391)
As of December 31, 2023
RMBS	$10,687	$6,361	$(1,322)	$(1,418)
As of December 31, 2024 and 2023, there were 13 and 14 securities, respectively, with unrealized losses reflected in the table above. After evaluating the securities, we concluded that the unrealized losses reflected above were noncredit-related and would be recovered from the securities’ estimated future cash flows. We considered a number of factors in reaching this conclusion, including that we did not intend to sell the securities, it was not considered more likely than not that we would be forced to sell the securities prior to recovering our amortized cost, and there were no material credit events that would have caused us to otherwise conclude that we would not recover our cost. Credit losses, if any, are calculated by comparing (i) the estimated future cash flows of each security discounted at the yield determined as of the initial acquisition date or, if since revised, as of the last date previously revised, to (ii) our net amortized cost basis. Significant judgment is used in projecting cash flows for our non-agency RMBS. As a result, actual income and/or credit losses could be materially different from what is currently projected and/or reported.
CMBS and RMBS, Fair Value Option
As discussed in the “Fair Value Option” section of Note 2 herein, we elect the fair value option for certain CMBS and RMBS in an effort to eliminate accounting mismatches resulting from the current or potential consolidation of securitization VIEs. As of December 31, 2024, the fair value and unpaid principal balance of CMBS where we have elected the fair value option, excluding the notional value of interest-only securities and before consolidation of securitization VIEs, were $1.2 billion and $2.8 billion, respectively. As of December 31, 2024, the fair value and unpaid principal balance of RMBS where we have elected the fair value option, excluding the notional value of interest-only securities and before consolidation of securitization VIEs, were $421.1 million and $326.3 million, respectively. The $1.6 billion total fair value balance of CMBS and RMBS represents our economic interests in these assets. However, as a result of our consolidation of securitization VIEs, the vast majority of this fair value (all except $27.3 million at December 31, 2024) is eliminated against VIE liabilities before arriving at our GAAP balance for fair value option investment securities.
As of December 31, 2024, none of our CMBS or RMBS were variable rate.
HTM Debt Securities, Amortized Cost
The table below summarizes our investments in HTM debt securities as of December 31, 2024 and 2023 (amounts in thousands):

	Amortized Cost Basis	Credit Loss Allowance	Net Carrying Amount	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
December 31, 2024
CMBS	$357,012	$(85)	$356,927	$315	$(21,326)	$335,916
Preferred interests	47,069	(14,308)	32,761	—	(3,568)	29,193
Infrastructure bonds	27,343	(10,070)	17,273	21	(9)	17,285
Total	$431,424	$(24,463)	$406,961	$336	$(24,903)	$382,394

December 31, 2023
CMBS	$580,704	$(164)	$580,540	$43	$(24,835)	$555,748
Preferred interests	9,570	(2,898)	6,672	—	(318)	6,354
Infrastructure bonds	29,123	(10,081)	19,042	32	(16)	19,058
Total	$619,397	$(13,143)	$606,254	$75	$(25,169)	$581,160
The following table presents the activity in our credit loss allowance for HTM debt securities (amounts in thousands):

	CMBS	Preferred Interests	Infrastructure Bonds	Total HTM Credit Loss Allowance
Credit loss allowance at December 31, 2021	$3,140	$2,562	$2,908	$8,610
Credit loss (reversal) provision, net	(2,968)	(2,562)	102	(5,428)
Credit loss allowance at December 31, 2022	172	—	3,010	3,182
Credit loss (reversal) provision, net	(8)	2,898	7,071	9,961
Credit loss allowance at December 31, 2023	164	2,898	10,081	13,143
Credit loss (reversal) provision, net	(79)	11,410	(11)	11,320
Credit loss allowance at December 31, 2024	$85	$14,308	$10,070	$24,463
As of December 31, 2024, we had a $10.0 million specific credit loss allowance on a $19.2 million infrastructure bond that is collateralized by a first priority lien on a coal-fired power plant in Mississippi. It was deemed credit deteriorated when we acquired the Infrastructure Lending Segment in 2018 and was placed on nonaccrual under the cost recovery method in 2023 due to a forbearance and restructuring plan agreed between the lenders and borrower that was necessitated by operating shortfalls at the plant.
We also had five commercial lending preferred interests with a combined amortized cost basis of $29.3 million on nonaccrual that were not 90 days or greater past due as of December 31, 2024. All of these investments were made in connection with loan modifications granted to borrowers experiencing financial difficulty, as discussed in Note 5, but are not considered credit deteriorated.

The table below summarizes the maturities of our HTM debt securities by type as of December 31, 2024 (amounts in thousands):

	CMBS	Preferred Interests	Infrastructure Bonds	Total
Less than one year	$268,353	$10,224	$—	$278,577
One to three years	88,574	975	8,160	97,709
Three to five years	—	21,562	—	21,562
Thereafter	—	—	9,113	9,113
Total	$356,927	$32,761	$17,273	$406,961
Equity Security, Fair Value
During 2012, we acquired 9,140,000 ordinary shares from a related-party in Starwood European Real Estate Finance Limited (“SEREF”), a debt fund that is externally managed by an affiliate of our Manager and is listed on the London Stock Exchange. During the years ended December 31, 2024 and 2023, 2,767,038 and 1,892,313 shares were redeemed by SEREF, for proceeds of $3.7 million and $2.5 million, respectively, leaving 4,480,649 held as of December 31, 2024. The fair value of the investment remeasured in USD was $5.1 million and $8.3 million as of December 31, 2024 and 2023, respectively. As of December 31, 2024, our shares represent an approximate 2.3% interest in SEREF.
7. Properties
Our properties are held within the following portfolios:
Property Segment - Medical Office Portfolio
The Medical Office Portfolio is comprised of 34 medical office buildings acquired during the year ended December 31, 2016. These properties, which collectively comprise 1.9 million square feet, are geographically dispersed throughout the U.S. and primarily affiliated with major hospitals or located on or adjacent to major hospital campuses. The Medical Office Portfolio includes total gross properties and lease intangibles of $785.5 million and debt of $479.7 million as of December 31, 2024.
Property Segment - D.C. Multifamily Conversion
As discussed in Note 5, a vacant office building in Washington, D.C. was acquired in a loan foreclosure in May 2024 and transferred to our Property Segment with the expectation that we will convert it to multifamily use. That property has a carrying value of $115.2 million, of which $89.1 million represents construction in progress and $26.1 million represents land and land improvements, and no associated debt as of December 31, 2024.
Investing and Servicing Segment Property Portfolio
The REIS Equity Portfolio is comprised of 7 commercial real estate properties and one equity interest in an unconsolidated real estate property (see Note 9), which were acquired from CMBS trusts over time. The REIS Equity Portfolio includes total gross properties and lease intangibles of $115.7 million and debt of $58.4 million as of December 31, 2024.
Commercial and Residential Lending Segment Property Portfolio
The Commercial and Residential Lending Segment Portfolio represents properties acquired through loan foreclosure or exercise of control over a mezzanine loan borrower’s pledged equity interests. This portfolio includes total gross properties and lease intangibles of $683.8 million and debt of $87.8 million as of December 31, 2024.
Woodstar Portfolios
Refer to Note 8 for a discussion of our Woodstar I and Woodstar II Portfolios which are not included in the table below.

The table below summarizes our properties held-for-investment as of December 31, 2024 and December 31, 2023 (dollars in thousands):

	Depreciable Life	December 31, 2024	December 31, 2023
Property Segment
Land and land improvements	0 - 15 years	$95,642	$68,923
Buildings and building improvements	0 - 40 years	635,636	629,511
Construction in progress	N/A	89,167	—
Furniture & fixtures	3 - 5 years	1,139	608
Investing and Servicing Segment
Land and land improvements	0 - 15 years	23,345	20,229
Buildings and building improvements	3 - 40 years	69,582	65,433
Furniture & fixtures	1 - 5 years	3,251	2,899
Commercial and Residential Lending Segment
Land and land improvements	0 - 13 years	117,983	79,361
Buildings and building improvements	0 - 50 years	326,603	139,538
Construction in progress	N/A	219,868	218,205
Furniture & fixtures	5 years	2,003	2,003
Properties, cost		1,584,219	1,226,710
Less: accumulated depreciation		(210,541)	(180,326)
Properties, net		$1,373,678	$1,046,384

During the year ended December 31, 2023, we recognized $124.9 million of property impairment losses within other loss, net in our consolidated statement of operations. Of those impairment losses, $94.8 million related to a vacant building in California which had been acquired by our Commercial and Residential Lending Segment through a loan foreclosure in December 2022. Management continues to evaluate a variety of potential sale opportunities related to the property, including negotiations with several buyers throughout 2023, with one as recently as the fourth quarter of 2023, which would have resulted in recovery of our then GAAP basis. Because those negotiations ultimately proved unsuccessful, we commissioned a third party appraisal. The fair value of the property was estimated based on this appraisal. The other $30.1 million impairment loss related to an office building in Texas which had been acquired by our Commercial and Residential Lending Segment through a loan foreclosure in May 2022. During the third quarter of 2023, a letter of intent which would have resulted in recovery of our then GAAP basis was terminated by the buyer. As a result, we commissioned a third party appraisal. Shortly thereafter, we entered into a letter of intent with another unrelated third party to sell the property at a price below our basis. Although a transaction failed to materialize, we utilized the value implied by the letter of intent to determine the amount of impairment, despite the appraisal indicating full recovery of our GAAP basis.
On February 29, 2024, we sold the 16 retail properties which comprised our Master Lease Portfolio for a gross sale price of $387.1 million. In connection with the sale, the purchaser assumed the related mortgage debt of $194.9 million, which resulted in net proceeds of $188.0 million after selling costs. We recognized a gain of $92.0 million, which is included within gain on sale of investments and other assets in our consolidated statement of operations for the year ended December 31, 2024, and a $1.2 million loss on extinguishment of debt. As of December 31, 2023, the $290.9 million net carrying value of the Master Lease Portfolio properties were classified as properties held-for-sale within the assets section of our consolidated balance sheet and the $193.7 million net carrying value of the Master Lease Portfolio debt was classified as debt related to properties held-for-sale within the liabilities section of our consolidated balance sheet. Pretax income attributable to the Master Lease Portfolio prior to its sale was $3.3 million, $11.7 million and $9.7 million during the years ended December 31, 2024, 2023 and 2022, respectively.

During the year ended December 31, 2024, we sold an operating property for $18.2 million within the REIS Equity Portfolio. In connection with this sale, we recognized a total gain of $8.3 million within gain on sale of investments and other assets in our consolidated statement of operations, of which $2.5 million was attributable to non-controlling interests. During the year ended December 31, 2023, we sold four operating properties, including a controlling financial interest in a subsidiary within the REIS Equity Portfolio, for $63.7 million. We recognized a total gain of $25.6 million within gain on sale of investments and other assets in our consolidated statement of operations, of which $10.2 million related to the deconsolidation of the subsidiary. During the year ended December 31, 2022, we sold three operating properties within the REIS Equity Portfolio for $92.1 million and recognized a total gain of $50.9 million within gain on sale of investments and other assets in our consolidated statement of operations, of which $0.6 million was attributable to non-controlling interests.

During the year ended December 31, 2024, we sold three units in a residential conversion project in New York for $12.1 million within the Commercial and Residential Lending Segment. During the year ended December 31, 2023, we sold four units in that residential conversion project for $12.1 million. In connection with these sales, there was no gain or loss recognized in our consolidated statements of operations. During the year ended December 31, 2022, we sold an operating property within the Commercial and Residential Lending Segment for $114.8 million and recognized a gain of $86.6 million within gain on sale of investments and other assets in our consolidated statement of operations.

During the year ended December 31, 2024, we also sold a multifamily property within the Commercial and Residential Lending Segment for $61.0 million which did not qualify for sale accounting treatment under GAAP. In connection therewith, we provided $56.0 million of three-year senior secured and mezzanine financing to the purchaser. Such sale will be recognized under GAAP if and when collection of the financed amount becomes probable. In the meantime, the $59.4 million net carrying value of the property as of December 31, 2024 remains within properties on our consolidated balance sheet and the initial down payment of $5.0 million and subsequent interest payments of $0.3 million received from the purchaser are recorded as a deposit liability within accounts payable, accrued expenses and other liabilities on our consolidated balance sheet as of December 31, 2024.

Future rental payments due to us from tenants under existing non-cancellable operating leases for each of the next five years and thereafter are as follows (in thousands):

2025	$64,507
2026	55,490
2027	49,978
2028	45,734
2029	39,700
Thereafter	113,655
Total	$369,064

8. Investments of Consolidated Affordable Housing Fund
As discussed in Note 2, we established the Woodstar Fund effective November 5, 2021, an investment fund which holds our Woodstar multifamily affordable housing portfolios. The Woodstar Portfolios consist of the following:

Woodstar I Portfolio
The Woodstar I Portfolio is comprised of 32 affordable housing communities with 8,948 units concentrated primarily in the Tampa, Orlando and West Palm Beach metropolitan areas. During the year ended December 31, 2015, we acquired 18 of the 32 affordable housing communities of the Woodstar I Portfolio, with the final 14 communities acquired during the year ended December 31, 2016. The Woodstar I Portfolio includes properties at fair value of $1.8 billion and debt at fair value of $737.7 million as of December 31, 2024.
Woodstar II Portfolio
The Woodstar II Portfolio is comprised of 27 affordable housing communities with 6,109 units concentrated primarily in Central and South Florida. We acquired eight of the 27 affordable housing communities in December 2017, with the final 19 communities acquired during the year ended December 31, 2018. The Woodstar II Portfolio includes properties at fair value of $1.4 billion and debt at fair value of $485.4 million as of December 31, 2024.
Income from the Woodstar Fund’s investments reflects the following components for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Distributions from affordable housing fund investments	$41,441	$39,413	$35,043
Unrealized change in fair value of investments (1)	60,700	251,831	720,693
Income from affordable housing fund investments	$102,141	$291,244	$755,736

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
9. Investments in Unconsolidated Entities
The table below summarizes our investments in unconsolidated entities as of December 31, 2024 and 2023 (dollars in thousands):

	Participation / Ownership % (1)	Carrying value as of
		December 31, 2024	December 31, 2023
Equity method investments:
Equity interests in two natural gas power plants	10% - 12%	$53,645	$52,230
Equity interest in a retail center in Hawaii (2)	25%	6,184	—
Investor entity which owns equity in an online real estate company	50%	5,178	5,575
Various	(3)	17,927	16,854
		82,934	74,659
Other equity investments:
Equity interest in a servicing and advisory business (4)	2%	7,462	12,955
Equity interest in a data center business in Ireland (5)	0.72%	7,672	1,313
Investment funds which own equity in a loan servicer and other real estate assets	4% - 6%	695	842
Various (6)	3% - 15%	607	607
		16,436	15,717
		$99,370	$90,376
______________________________________________________________________________________________________________________
(1)None of these investments are publicly traded and therefore quoted market prices are not available.
(2)During the year ended December 31, 2024, a newly-formed partnership in which we hold a 25% interest acquired an operating property from a CMBS trust that we consolidate as a VIE for a purchase price of $48.4 million. As of December 31, 2024, our investment in the partnership was $6.2 million, including $0.5 million of non-controlling interests.
(3)Includes: (i) a 25% equity interest obtained as part of a loan originated in 2013, which has since been repaid; and (ii) common equity interests ranging from 20% to 70%, received in connection with loan modifications involving preferred equity interests described in Note 5.
(4)During the year ended December 31, 2024, we received a capital distribution of $5.5 million, which reduced the carrying value of the equity investment.
(5)This equity interest was acquired in connection with the origination of a loan in 2021. The loan was repaid during the year ended December 31, 2024. In connection with the repayment, an observable price change occurred when a 50% voting interest in this entity was acquired by related parties, including an investment fund and certain other entities affiliated with our Manager. As a result of the acquisition and resulting observable price change, during the year ended December 31, 2024, we recorded a $6.0 million increase in the carrying value of our investment to reflect its fair value implied by the acquisition. During the year ended December 31, 2024, we contributed an additional $0.3 million.
(6)In March 2021, we obtained equity interests in two investor entities that own interests in two entertainment and retail centers. The interests were obtained in order to facilitate repayment of a portion of that loan for which these interests represented underlying collateral. During the year ended December 31, 2024, we received a distribution of $1.9 million from one of these entities, which reduced the carrying value of the loan since the carrying value of the corresponding investment had been reduced to zero as a result of prior year distributions received.
There were no differences between the carrying value of our equity method investments and the underlying equity in the net assets of the investees as of December 31, 2024.
During the year ended December 31, 2024, we did not become aware of (i) any observable price changes in our other equity investments accounted for under the fair value practicability election, except as discussed above, or (ii) any indicators of impairment.

10. Goodwill and Intangibles
Goodwill
Infrastructure Lending Segment
The Infrastructure Lending Segment’s goodwill of $119.4 million at both December 31, 2024 and 2023 represents the excess of consideration transferred over the fair value of net assets acquired on September 19, 2018 and October 15, 2018. The goodwill recognized is attributable to value embedded in the acquired Infrastructure Lending Segment’s lending platform and is fully tax deductible over 15 years.

As discussed in Note 2, goodwill is tested for impairment at least annually. Based on our quantitative assessment during the fourth quarter of 2024, we determined that the fair value of the Infrastructure Lending Segment reporting unit to which goodwill is attributed exceeded its carrying value including goodwill. Therefore, we concluded that the goodwill attributed to the Infrastructure Lending Segment was not impaired.
LNR Property LLC (“LNR”)
The Investing and Servicing Segment’s goodwill of $140.4 million at both December 31, 2024 and 2023 represents the excess of consideration transferred over the fair value of net assets of LNR acquired on April 19, 2013. The goodwill recognized is attributable to value embedded in LNR’s existing platform, which includes a network of commercial real estate asset managers, work-out specialists, underwriters and administrative support professionals as well as proprietary historical performance data on commercial real estate assets. The tax deductible component of this goodwill as of April 19, 2013 was $149.9 million and is deductible over 15 years.

Based on our qualitative assessment during the fourth quarter of 2024, we determined that it is not more likely than not that the fair value of the Investing and Servicing Segment reporting unit to which goodwill is attributed is less than its carrying value including goodwill. Therefore, we concluded that the goodwill attributed to the Investing and Servicing Segment was not impaired.
Intangible Assets
Servicing Rights Intangibles
In connection with the LNR acquisition, we identified domestic servicing rights that existed at the purchase date, based upon the expected future cash flows of the associated servicing contracts. As of December 31, 2024 and 2023, the balance of the domestic servicing intangible was net of $35.7 million and $37.9 million, respectively, which was eliminated in consolidation pursuant to ASC 810 against VIE assets in connection with our consolidation of securitization VIEs. Before VIE consolidation, as of December 31, 2024 and 2023, the domestic servicing intangible had a balance of $58.1 million and $57.2 million, respectively, which represents our economic interest in this asset.
Lease Intangibles
In connection with our acquisitions of commercial real estate, we recognized in-place lease intangible assets and favorable lease intangible assets associated with certain non-cancelable operating leases of the acquired properties.
The following table summarizes our intangible assets, which are comprised of servicing rights intangibles and lease intangibles, as of December 31, 2024 and 2023 (amounts in thousands):

	As of December 31, 2024			As of December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Domestic servicing rights, at fair value	$22,390	$—	$22,390	$19,384	$—	$19,384
In-place lease intangible assets	93,826	(70,569)	23,257	96,158	(67,420)	28,738
Favorable lease intangible assets	27,798	(12,741)	15,057	27,928	(11,083)	16,845
Total net intangible assets	$144,014	$(83,310)	$60,704	$143,470	$(78,503)	$64,967

The following table summarizes the activity within intangible assets for the years ended December 31, 2024 and 2023 (amounts in thousands):

	Domestic Servicing Rights	In-place Lease Intangible Assets	Favorable Lease Intangible Assets	Total
Balance as of January 1, 2023	$17,790	$34,376	$16,607	$68,773
Acquisition (1)	—	2,061	2,280	4,341
Amortization	—	(6,789)	(1,945)	(8,734)
Sales	—	(910)	(97)	(1,007)
Changes in fair value due to changes in inputs and assumptions	1,594	—	—	1,594
Balance as of December 31, 2023	$19,384	$28,738	$16,845	$64,967
Amortization	—	(5,481)	(1,788)	(7,269)
Changes in fair value due to changes in inputs and assumptions	3,006	—	—	3,006
Balance as of December 31, 2024	$22,390	$23,257	$15,057	$60,704
_________________________________________________
(1)    Represents lease intangibles related to a deed in lieu of foreclosure on a mortgage loan on the retail portion of a hotel located in Chicago in May 2023.
The following table sets forth the estimated aggregate amortization of our in-place lease intangible assets and favorable lease intangible assets for the next five years and thereafter (amounts in thousands):

2025	$6,219
2026	4,489
2027	4,005
2028	3,915
2029	3,764
Thereafter	15,922
Total	$38,314

11. Secured Borrowings
Secured Financing Agreements
The following table is a summary of our secured financing agreements in place as of December 31, 2024 and 2023 (dollars in thousands):

											Outstanding Balance at
	Current Maturity		Extended Maturity (a)		Weighted Average Pricing		Pledged Asset Carrying Value		Maximum Facility Size		December 31, 2024		December 31, 2023
Repurchase Agreements:
Commercial Loans	Feb 2025 to Nov 2029	(b)	Feb 2025 to Dec 2033	(b)	Index + 2.11%	(c)	$9,214,272		$11,116,893	(d)	$5,137,103		$7,170,389
Residential Loans	Oct 2025 to Jul 2026		Dec 2025 to Jul 2026		SOFR + 1.85%		2,392,388		3,450,000		2,126,692		2,287,655
Infrastructure Loans	Sep 2027		Sep 2029		Index + 2.17%		321,895		650,000		264,432		453,217
Conduit Loans	Feb 2025 to Jun 2027	(e)	Feb 2026 to Jun 2028		SOFR + 2.14%		112,086		490,950		87,061		26,930
CMBS/RMBS	Sep 2025 to Apr 2032	(f)	Dec 2025 to Oct 2032	(f)	(g)		1,419,699		1,002,093		721,097	(h)	714,168
Total Repurchase Agreements							13,460,340		16,709,936		8,336,385		10,652,359
Other Secured Financing:
Borrowing Base Facility	Oct 2027		Oct 2029		SOFR + 2.10%		127,792		750,000	(i)	2,000		27,639
Commercial Financing Facilities	Jan 2026 to Aug 2028		Jan 2027 to Dec 2033		Index + 1.99%		468,594		737,125	(j)	330,081		387,822
Infrastructure Financing Facilities	Jul 2025 to Aug 2028		Oct 2027 to Jul 2032		SOFR + 2.05%		628,884		1,300,000		499,242		631,187
Property Mortgages - Variable rate	Sep 2025 to May 2026		N/A		SOFR + 2.56%		659,967		597,941		595,645		853,145
Property Mortgages - Fixed rate	Dec 2025 to Jun 2026		N/A		4.51%		23,339		20,209		20,209		29,898
Term Loans and Revolver	(k)		N/A		(k)		N/A	(k)	1,602,567		1,452,567		1,366,778
Total Other Secured Financing							1,908,576		5,007,842		2,899,744		3,296,469
							$15,368,916		$21,717,778		11,236,129		13,948,828
Unamortized net discount											(19,338)		(24,975)
Unamortized deferred financing costs											(65,234)		(55,857)
											$11,151,557		$13,867,996
______________________________________________________________________________________________________________________
(a)Subject to certain conditions as defined in the respective facility agreement.
(b)For certain facilities, borrowings collateralized by loans existing at maturity may remain outstanding until such loan collateral matures, subject to certain specified conditions. The facility with a current and extended maturity of February 2025 was extended to October 2025 subsequent to December 31, 2024.
(c)Certain facilities with an outstanding balance of $2.3 billion as of December 31, 2024 are indexed to EURIBOR, BBSY, SARON and SONIA. The remainder are indexed to SOFR.
(d)Certain facilities with an aggregate initial maximum facility size of $10.7 billion may be increased to $11.1 billion, subject to certain conditions. The $11.1 billion amount includes such upsizes.
(e)The facility with a current maturity of February 2025 was extended to February 2026 subsequent to December 31, 2024.
(f)Certain facilities with an outstanding balance of $342.6 million as of December 31, 2024 carry a rolling 12-month term which may reset monthly or quarterly with the lender's consent. These facilities carry no maximum facility size.
(g)A facility with an outstanding balance of $323.5 million as of December 31, 2024 has a weighted average fixed annual interest rate of 3.94%. All other facilities are variable rate with a weighted average rate of SOFR + 2.06%.
(h)Includes: (i) $323.5 million outstanding on a repurchase facility that is not subject to margin calls; and (ii) $30.3 million outstanding on one of our repurchase facilities that represents the 49% pro rata share owed by a non-controlling partner in a consolidated joint venture (see Note 16).
(i)The maximum facility size as of December 31, 2024 of $410.0 million may be increased to $750.0 million, subject to certain conditions.
(j)Certain facilities with an aggregate initial maximum facility size of $637.1 million may be increased to $737.1 million, subject to certain conditions. The $737.1 million amount includes such upsizes.
(k)Consists of: (i) a $764.8 million term loan facility that matures in July 2026, of which $379.0 million has an annual interest rate of SOFR + 2.60% and $385.8 million has an annual interest rate of SOFR + 3.35%, subject to a 0.75% SOFR floor, (ii) a $150.0 million revolving credit facility that matures in April 2026 with an annual interest rate of SOFR + 2.60% and (iii) a $687.8 million term loan facility that matures in November 2027, with an annual interest rate of SOFR + 2.25%, subject to a 0.50% SOFR floor. These facilities are secured by the equity interests in certain of our subsidiaries which totaled $6.0 billion as of December 31, 2024.

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

In December 2024, we amended our $589.5 million term loan facility, increasing the facility by $100.0 million to $689.5 million ($687.8 million outstanding as of December 31, 2024), and reducing the spread by 50 bps from SOFR + 2.75% to SOFR + 2.25%, which had been previously reduced in June 2024, from SOFR + 3.25% to SOFR + 2.75%.

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

Our secured financing agreements contain certain financial tests and covenants. As of December 31, 2024, we were in compliance with all such covenants.

We seek to mitigate risks associated with our repurchase agreements by managing risk related to the credit quality of our assets, interest rates, liquidity, prepayment speeds and market value. The margin call provisions under the majority of our repurchase facilities, consisting of 63% of these agreements, do not permit valuation adjustments based on capital market events and are limited to collateral-specific credit marks generally determined on a commercially reasonable basis. To monitor credit risk associated with the performance and value of our loans and investments, our asset management team regularly reviews our investment portfolios and is in regular contact with our borrowers, monitoring performance of the collateral and enforcing our rights as necessary. For the 37% of repurchase agreements which do permit valuation adjustments based on capital market events, approximately 8% of these pertain to our loans held-for-sale, for which we manage credit risk through the purchase of credit index instruments. We further seek to manage risks associated with our repurchase agreements by matching the maturities and interest rate characteristics of our loans with the related repurchase agreement.

For the years ended December 31, 2024, 2023 and 2022, approximately $36.5 million, $40.7 million and $38.2 million, respectively, of amortization of deferred financing costs from secured financing agreements was included in interest expense on our consolidated statements of operations.

As of December 31, 2024, Morgan Stanley Bank, N.A., Wells Fargo Bank, N.A. and JPMorgan Chase Bank, N.A. held collateral sold under certain of our repurchase agreements with carrying values that exceeded the respective repurchase obligations by $1.0 billion, $912.7 million and $744.1 million, respectively. The weighted average extended maturity of those repurchase agreements is 3.5 years, 8.6 years and 4.6 years, respectively.

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

During the years ended December 31, 2024, 2023 and 2022, we utilized the reinvestment feature for STWD 2022-FL3, contributing $106.7 million, $52.2 million and $80.0 million, respectively, of additional interests into the CLO. The reinvestment period expired in 2024, and we repaid CLO debt in the amount of $76.4 million. During the years ended December 31, 2023 and 2022, we utilized the reinvestment feature for STWD 2021-FL2, contributing $99.1 million and $257.2 million, respectively, of additional interests into the CLO. The reinvestment period expired in 2023, and we repaid CLO debt in the amount of $233.1 million and $1.2 million during the years ended December 31, 2024 and 2023, respectively. The reinvestment period expired in 2022 for STWD 2019-FL1, and we repaid CLO debt in the amount of $350.3 million, $168.6 million and $197.2 million during the years ended December 31, 2024, 2023 and 2022, respectively

Infrastructure Lending Segment

In October 2024, we refinanced a pool of our infrastructure loans held-for-investment through a CLO, Starwood 2024-SIF4. On the closing date, the CLO issued $600.0 million of notes, of which $496.2 million of notes were purchased by third party investors and $103.8 million of subordinated notes were retained by us. The CLO contains a reinvestment feature that, subject to certain eligibility criteria, allows us to contribute new loans or participation interests in loans to the CLO for a period of three years. The CLO also contains a ramp-up feature that, for a certain period of time after closing date, allows us to utilize unused proceeds of the CLO to acquire additional collateral to complete the CLO portfolio. In connection therewith, we redeemed at par the third party financing for our STWD 2021-SIF1 CLO for $402.8 million and contributed certain loans previously held in that CLO to Starwood 2024-SIF4. See related discussion below.

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

In April 2021, we refinanced a pool of our infrastructure loans held-for-investment through a CLO, STWD 2021-SIF1. On the closing date, the CLO issued $500.0 million of notes and preferred shares, of which $410.0 million of notes were purchased by third party investors. We retained preferred shares with a liquidation preference of $90.0 million. The CLO contained a reinvestment feature that, subject to certain eligibility criteria, allows us to contribute new loans or participation interests in loans to the CLO for a period of three years. During the year ended December 31, 2024, we redeemed at par the third party financing of the CLO for $402.8 million and contributed certain loans previously held in the CLO to Starwood 2024-SIF4.

During the year ended December 31, 2024, we utilized the ramp-up feature for Starwood 2024-SIF4, acquiring $90.2 million of additional assets. During the year ended December 31, 2024, we utilized the reinvestment feature for STWD 2024-SIF3, contributing $132.9 million, of additional interests into the CLO. The ramp-up feature was also utilized, acquiring $56.9 million of additional assets. During the years ended December 31, 2024, 2023 and 2022, we utilized the reinvestment feature for STWD 2021-SIF2, contributing $254.9 million, $205.7 million, and $112.9 million, respectively, of additional interests into the CLO. During the years ended December 31, 2024, 2023 and 2022, we utilized the reinvestment feature for STWD 2021-SIF1, contributing $158.6 million, $213.8 million, and $93.8 million, respectively, of additional interests into the CLO.

The following table is a summary of our CLOs and our SASB as of December 31, 2024 and 2023 (amounts in thousands):

December 31, 2024	Count	Face Amount	Carrying Value	Weighted Average Spread		Maturity
STWD 2022-FL3
Collateral assets	35	$921,139	$927,656	SOFR + 3.32%	(a)	October 2026	(b)
Financing	1	$764,223	$762,992	SOFR + 1.94%	(c)	November 2038	(d)
STWD 2021-HTS
Collateral assets	1	$174,417	$175,338	SOFR + 4.01%	(a)	April 2026	(b)
Financing	1	$154,508	$154,508	SOFR + 2.81%	(c)	April 2034	(d)
STWD 2021-FL2
Collateral assets	22	$1,047,685	$1,053,503	SOFR + 3.64%	(a)	August 2026	(b)
Financing	1	$829,137	$829,137	SOFR + 1.68%	(c)	April 2038	(d)
STWD 2019-FL1
Collateral assets	7	$383,853	$385,712	SOFR + 3.50%	(a)	August 2026	(b)
Financing	1	$220,228	$220,228	SOFR + 2.10%	(c)	July 2038	(d)
Starwood 2024-SIF4
Collateral assets	33	$558,707	$609,072	SOFR + 3.95%	(a)	June 2029	(b)
Financing	1	$496,200	$492,936	SOFR + 2.10%	(c)	October 2036	(d)
STWD 2024-SIF3
Collateral assets	31	$394,070	$410,263	SOFR + 4.01%	(a)	April 2029	(b)
Financing	1	$330,000	$327,553	SOFR + 2.41%	(c)	April 2036	(d)
STWD 2021-SIF2
Collateral assets	30	$500,898	$515,425	SOFR + 3.79%	(a)	May 2029	(b)
Financing	1	$410,000	$409,072	SOFR + 2.11%	(c)	January 2033	(d)
Total
Collateral assets		$3,980,769	$4,076,969
Financing		$3,204,296	$3,196,426

December 31, 2023
STWD 2022-FL3
Collateral assets	48	$997,569	$1,007,532	SOFR + 3.53%	(a)	May 2026	(b)
Financing	1	$840,620	$837,881	SOFR + 1.89%	(c)	November 2038	(d)
STWD 2021-HTS
Collateral assets	1	$223,193	$224,509	SOFR + 3.87%	(a)	April 2026	(b)
Financing	1	$203,284	$203,058	SOFR + 2.82%	(c)	April 2034	(d)
STWD 2021-FL2
Collateral assets	34	$1,272,585	$1,288,165	SOFR + 3.95%	(a)	January 2026	(b)
Financing	1	$1,065,713	$1,063,454	SOFR + 1.85%	(c)	April 2038	(d)
STWD 2019-FL1
Collateral assets	14	$734,099	$739,684	SOFR + 3.51%	(a)	May 2025	(b)
Financing	1	$570,546	$570,546	SOFR + 1.62%	(c)	July 2038	(d)
STWD 2021-SIF2
Collateral assets	30	$499,401	$514,286	SOFR + 3.87%	(a)	December 2027	(b)
Financing	1	$410,000	$408,166	SOFR + 2.11%	(c)	January 2033	(d)
STWD 2021-SIF1
Collateral assets	32	$499,767	$514,594	SOFR + 3.97%	(a)	August 2027	(b)
Financing	1	$410,000	$408,187	SOFR + 2.42%	(c)	April 2032	(d)
Total
Collateral assets		$4,226,614	$4,288,770
Financing		$3,500,163	$3,491,292
___________________________________________________________________________________________________________________________________
(a)Represents the weighted-average coupon earned on variable rate loans during the respective year-to-date period and excludes loans for which interest income is not recognized. Of the loans financed by the STWD 2021-FL2 CLO as of December 31, 2024, 5% earned fixed-rate weighted average interest of 7.29%.
(b)Represents the weighted-average maturity, assuming the extended contractual maturity of the collateral assets.
(c)Represents the weighted-average cost of financing, inclusive of deferred issuance costs.

(d)Repayments of the CLOs and SASB are tied to timing of the related collateral asset repayments. The term of the CLOs and SASB financing obligations represents the legal final maturity date.
We incurred $44.3 million of issuance costs in connection with the CLOs and SASB, which are amortized on an effective yield basis over the estimated life of the CLOs and SASB. For the years ended December 31, 2024, 2023 and 2022, approximately $7.3 million, $8.7 million and $10.5 million, respectively, of amortization of deferred financing costs was included in interest expense on our consolidated statements of operations. As of December 31, 2024 and 2023, our unamortized issuance costs were $7.9 million and $9.5 million, respectively.
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

	Repurchase Agreements	Other Secured Financing	CLOs and SASB (a)	Total
2025	$1,056,060	$154,783	$677,897	$1,888,740
2026	2,912,537	792,799	1,235,347	4,940,683
2027	1,924,240	1,141,981	500,784	3,567,005
2028	1,741,570	175,749	258,751	2,176,070
2029	623,397	538,868	278,739	1,441,004
Thereafter	78,581	95,564	252,778	426,923
Total	$8,336,385	$2,899,744	$3,204,296	$14,440,425
______________________________________________________________________________________________________________________
(a)For the CLOs, the above does not assume utilization of their reinvestment features. The SASB does not have a reinvestment feature.

12. Unsecured Senior Notes
The following table is a summary of our unsecured senior notes outstanding as of December 31, 2024 and 2023 (dollars in thousands):

	Coupon Rate	Swapped Rate (1)	Effective Rate (2)	Maturity Date		Remaining Period of Amortization	Carrying Value at
							December 31, 2024	December 31, 2023
2027 Convertible Notes	6.75%	N/A	7.38%	7/15/2027		2.5 years	$380,750	$380,750
2024 Senior Notes	3.75%	N/A	3.94%	12/31/2024		N/A	—	400,000
2025 Senior Notes	4.75%	SOFR + 2.64%	5.04%	3/15/2025	(3)	0.2 years	250,000	500,000
2026 Senior Notes	3.63%	N/A	3.77%	7/15/2026		1.5 years	400,000	400,000
2027 Senior Notes	4.38%	SOFR + 2.95%	4.49%	1/15/2027		2.0 years	500,000	500,000
2029 Senior Notes	7.25%	SOFR + 3.25%	7.37%	4/1/2029		4.3 years	600,000	—
April 2030 Senior Notes	6.00%	SOFR + 2.70%	6.14%	4/15/2030		5.3 years	400,000	—
July 2030 Senior Notes	6.50%	SOFR + 2.55%	6.64%	7/1/2030		5.5 years	500,000	—
Total principal amount							3,030,750	2,180,750
Unamortized discount—Convertible Notes							(6,399)	(8,570)
Unamortized discount—Senior Notes							(10,501)	(5,445)
Unamortized deferred financing costs							(19,168)	(7,847)
Total carrying amount							$2,994,682	$2,158,888
______________________________________________________________________________________________________________________
(1)We entered into interest rate swaps on certain of our senior notes at closing to effectively convert them to floating rates.
(2)Effective rate reflects the coupon rate plus the effects of underwriter purchase discount.
(3)On November 21, 2024, we redeemed $250.0 million of our $500.0 million Senior Notes due March 2025.

Senior Notes Due 2024
On December 15, 2021, we issued $400.0 million of 3.75% Senior Notes due 2024 (the “2024 Senior Notes”). The entire $400.0 million principal balance of the 2024 Senior Notes was repaid at maturity on December 31, 2024.

Senior Notes Due 2025

    On December 4, 2017, we issued $500.0 million of 4.75% Senior Notes due 2025 (the “2025 Senior Notes”). The 2025 Senior Notes mature on March 15, 2025. On and after September 15, 2024, we may redeem some or all of the 2025 Senior Notes at a price equal to 100% of the principal amount thereof. On November 21, 2024, we early redeemed $250.0 million of the 2025 Senior Notes.
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

Senior Notes Due 2029
On March 27, 2024, we issued $600.0 million of 7.25% Senior Notes due 2029 (the “2029 Senior Notes”). The 2029 Senior Notes mature on April 1, 2029. Prior to October 1, 2028, we may redeem some or all of the 2029 Senior Notes at a price equal to 100% of the principal amount thereof, plus the applicable “make-whole” premium as of the applicable date of redemption. On and after October 1, 2028, we may redeem some or all of the 2029 Senior Notes at a price equal to 100% of the principal amount thereof. In addition, prior to April 1, 2027, we may redeem up to 40% of the 2029 Senior Notes at the applicable redemption price using the proceeds of certain equity offerings.
Senior Notes Due April 2030
On October 10, 2024, we issued $400.0 million of 6.00% Senior Notes due 2030 (the “April 2030 Senior Notes”). The April 2030 Senior Notes mature on April 15, 2030. Prior to October 15, 2029, we may redeem some or all of the April 2030 Senior Notes at a price equal to 100% of the principal amount thereof, plus the applicable “make-whole” premium as of the applicable date of redemption. On and after October 15, 2029, we may redeem some or all of the April 2030 Senior Notes at a price equal to 100% of the principal amount thereof. In addition, prior to October 15, 2027, we may redeem up to 40% of the April 2030 Senior Notes at the applicable redemption price using the proceeds of certain equity offerings.
Senior Notes Due July 2030
On December 27, 2024, we issued $500.0 million of 6.50% Senior Notes due 2030 (the “July 2030 Senior Notes”). The July 2030 Senior Notes mature on July 1, 2030. Prior to January 1, 2030, we may redeem some or all of the July 2030 Senior Notes at a price equal to 100% of the principal amount thereof, plus the applicable “make-whole” premium as of the applicable date of redemption. On and after January 1, 2030, we may redeem some or all of the July 2030 Senior Notes at a price equal to 100% of the principal amount thereof. In addition, prior to January 1, 2028, we may redeem up to 40% of the July 2030 Senior Notes at the applicable redemption price using the proceeds of certain equity offerings.
Our unsecured senior notes contain certain financial tests and covenants. As of December 31, 2024, we were in compliance with all such covenants.
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
We recognized interest expense from our Convertible Notes of $28.1 million, $16.6 million and $11.6 million, respectively, during the years ended December 31, 2024, 2023 and 2022.
The following table details the conversion attributes of our Convertible Notes outstanding as of December 31, 2024 (amounts in thousands, except rates):

	December 31, 2024
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
(2)As of December 31, 2024, the market price of the Company’s common stock was $18.95.

The if-converted value of the 2027 Convertible Notes was less than their principal amount by $33.1 million at December 31, 2024 as the closing market price of the Company’s common stock of $18.95 was less than the implicit conversion price of $20.76 per share. The if-converted value of the principal amount of the 2027 Convertible Notes was $347.6 million as of December 31, 2024. As of December 31, 2024, the net carrying amount and fair value of the 2027 Convertible Notes was $373.8 million and $388.4 million, respectively.
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
In certain instances, we retain an interest in the CMBS or RMBS VIE and serve as special servicer or servicing administrator for the VIE. In these circumstances, we generally consolidate the VIE into which the loans were sold. The securitizations are subject to optional redemption after a certain period of time or when the pool balance falls below a specified threshold. There were no such redemptions during the years ended December 31, 2024, 2023 and 2022.
The following summarizes the face amount and proceeds of commercial and residential loans securitized for the years ended December 31, 2024, 2023 and 2022 (amounts in thousands):

	Commercial Loans		Residential Loans
	Face Amount	Proceeds	Face Amount	Proceeds
For the Year Ended December 31,
2024	$1,567,244	$1,603,167	$—	$—
2023	759,740	770,733	—	—
2022	1,202,274	1,182,861	1,905,829	1,913,459
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

	Loan Transfers Accounted for as Sales
	Commercial Loans		Residential Loans
	Face amount (1)	Proceeds (1)	Face Amount (2)	Proceeds (2)
For the Year Ended December 31,
2024	$40,120	$40,120	$—	$—
2023	95,496	95,271	—	—
2022	75,235	74,859	1,057,013	1,056,683
______________________________________________________________________________________________________________________
(1)During the year ended December 31, 2024, we sold $40.1 million of participating interests in first mortgage and mezzanine loans at par (see related discussion in Note 17). During the year ended December 31, 2023, we sold $95.5 million of mezzanine loans at par less costs to sell. During the year ended December 31, 2022, we sold $11.5 million of senior interests in first mortgage loans and $63.7 million of whole loan interests for proceeds of $10.2 million and $64.6 million, respectively.
(2)Amounts in 2022 include the sale of $745.0 million of agency-eligible residential loans in February 2022, which were later repurchased in October 2022. See related discussion in Note 5.
During the year ended December 31, 2024, gains recognized by the Commercial and Residential Lending Segment on sales of commercial loans were $0.3 million. During the years ended December 31, 2023 and 2022, losses recognized by the Commercial and Residential Lending Segment on sales of commercial loans were immaterial.
Investing and Servicing Loan Sales

During the year ended December 31, 2024, the Investing and Servicing Segment sold loans outside of securitizations with a face amount of $127.9 million for proceeds of $124.8 million. The sale of these loans does not result in a discrete gain or loss since they are carried under the fair value option. There were no such sales of loans by the Investing and Servicing Segment during the years ended December 31, 2023 and 2022.
Infrastructure Loan Sales
During the year ended December 31, 2024, the Infrastructure Lending Segment sold a loan with a face amount of $49.5 million for proceeds of $47.1 million. The loan had been reclassified as held-for-sale during the three months ended March 31, 2024, at which time a $1.5 million fair value adjustment was provided within credit loss provision based on the contractual sale price. During the year ended December 31, 2023, there were no sales of loans by the Infrastructure Lending Segment. During the year ended December 31, 2022, the Infrastructure Lending Segment sold a loan with a face amount of $26.8 million for par.
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

Designated Hedges
The Company does not generally elect to apply the hedge accounting designation to its hedging instruments. As of December 31, 2024 and 2023, the Company did not have any designated hedges.
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
The following table summarizes our non-designated derivatives as of December 31, 2024 (notional amounts in thousands):

Type of Derivative	Number of Contracts	Aggregate Notional Amount	Notional Currency	Maturity
Fx contracts – Buy Euros (“EUR”)	21	552,303	EUR	January 2025 - April 2026
Fx contracts – Buy Pounds Sterling (“GBP”)	12	141,479	GBP	January 2025 - January 2027
Fx contracts – Buy Australian dollar (“AUD”)	5	808,931	AUD	January 2025 - October 2026
Fx contracts – Sell EUR	141	846,230	EUR	January 2025 - September 2027
Fx contracts – Sell GBP	176	631,603	GBP	January 2025 - September 2027
Fx contracts – Sell AUD	114	1,463,579	AUD	January 2025 - July 2027
Fx contracts – Sell Swiss Franc (“CHF”)	41	19,084	CHF	February 2025 - November 2025
Interest rate swaps – Paying fixed rates	41	3,544,287	USD	January 2025 - October 2033
Interest rate swaps – Receiving fixed rates	6	2,273,380	USD	March 2025 - July 2030
Interest rate futures	9	94,200	USD	February 2025
Interest rate caps	3	513,817	USD	April 2025 - May 2026
Credit instruments	4	64,000	USD	June 2034 - August 2061
Interest rate swap guarantees	1	90,041	USD	June 2025
Total	574
The above table excludes certain interest rate derivatives which serve as an economic hedge related to our residential loan portfolio. During the year ended December 31, 2024, we entered into a series of derivative transactions related to this loan portfolio in an effort to extend hedge duration. The current high interest rate environment has caused these loans to experience lower prepayment speeds than was originally anticipated at the time of their origination. In order to minimize volatility in future earnings and cash flows while minimizing the current cash outflow, we: (i) entered into a series of reverse swap trades to offset approximately 100% of the dollar duration of our existing interest rate swaps through the end of 2024 and approximately 80% between 2025 through their termination in the second quarter of 2027; and (ii) entered into a forward starting swap from June 2027 for four years which pays fixed and receives floating in order to replace the swaps reversed. Given the volume of these hedges and their sequential nature, the notional value of these new swaps is not representative of the notional value of our portfolio, and they were thus excluded from the table above. The notional value of the swaps described in (i) above that were effective and included as of December 31, 2024 totaled $2.6 billion. The notional value of the swaps described in (i) above that were not yet effective and not included as of December 31, 2024 totaled $14.3 billion. Because the reverse swaps and the forward starting swap are not specifically designated to assets or liabilities, changes in their respective fair values are recorded currently in earnings. The above table also excludes $2.3 billion notional amount of certain other interest rate swaps we entered into prior to December 31, 2024, but that were not yet effective.
The table below presents the fair value of our derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2024 and 2023 (amounts in thousands):

	Fair Value of Derivatives in an Asset Position (1) as of December 31,		Fair Value of Derivatives in a Liability Position (2) as of December 31,
	2024	2023	2024	2023
Foreign exchange contracts	$137,577	$53,979	$67,452	$54,066
Interest rate contracts	37,758	8,899	27,292	48,401
Credit instruments	185	559	146	—
Total derivatives	$175,520	$63,437	$94,890	$102,467
___________________________________________________
(1)Classified as derivative assets in our consolidated balance sheets.
(2)Classified as derivative liabilities in our consolidated balance sheets.
The table below presents the effect of our derivative financial instruments on the consolidated statements of operations for the years ended December 31, 2024, 2023 and 2022 (amounts in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income for the Year Ended December 31,
		2024	2023	2022
Foreign exchange contracts	Gain (loss) on derivative financial instruments, net	$95,110	$(65,085)	$116,443
Interest rate contracts	Gain (loss) on derivative financial instruments, net	64,036	27,293	216,778
Interest rate swap guarantees	Gain (loss) on derivative financial instruments, net	—	—	260
Credit instruments	Gain (loss) on derivative financial instruments, net	(1,212)	(813)	534
		$157,934	$(38,605)	$334,015

15. Offsetting Assets and Liabilities
The following tables present the potential effects of netting arrangements on our financial position for financial assets and liabilities within the scope of ASC 210-20, Balance Sheet—Offsetting, which for us are derivative assets and liabilities as well as repurchase agreement liabilities (amounts in thousands):

		(ii) Gross Amounts Offset in the Statement of Financial Position	(iii) = (i) - (ii) Net Amounts Presented in the Statement of Financial Position	(iv) Gross Amounts Not Offset in the Statement of Financial Position
	(i) Gross Amounts Recognized			Financial Instruments	Cash Collateral Received / Pledged	(v) = (iii) - (iv) Net Amount
As of December 31, 2024
Derivative assets	$175,520	$—	$175,520	$94,440	$20,760	$60,320
Derivative liabilities	$94,890	$—	$94,890	$94,440	$450	$—
Repurchase agreements	8,336,385	—	8,336,385	8,336,385	—	—
	$8,431,275	$—	$8,431,275	$8,430,825	$450	$—
As of December 31, 2023
Derivative assets	$63,437	$—	$63,437	$41,341	$—	$22,096
Derivative liabilities	$102,467	$—	$102,467	$41,340	$61,127	$—
Repurchase agreements	10,652,359	—	10,652,359	10,652,359	—	—
	$10,754,826	$—	$10,754,826	$10,693,699	$61,127	$—

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
The following table details the assets and liabilities of our consolidated CLOs and SASB as of December 31, 2024 and 2023 (amounts in thousands):

	December 31, 2024	December 31, 2023
Assets:
Cash and cash equivalents	$76,320	$33,175
Loans held-for-investment	3,975,964	4,210,097
Investment securities	216	9,946
Accrued interest receivable	20,755	26,355
Other assets	3,714	9,197
Total Assets	$4,076,969	$4,288,770
Liabilities
Accounts payable, accrued expenses and other liabilities	$23,540	$21,174
Collateralized loan obligations and single asset securitization, net	3,196,426	3,491,292
Total Liabilities	$3,219,966	$3,512,466
Assets held by the CLOs and SASB are restricted and can be used only to settle obligations of the CLOs and SASB, including the subordinate interests owned by us. The liabilities of the CLOs and SASB are non-recourse to us and can only be satisfied from the assets of the CLOs and SASB.
We also hold controlling interests in other non-securitization entities that are considered VIEs. The Woodstar Fund, Woodstar Feeder Fund, L.P. and one of the Woodstar Fund’s indirect investees, SPT Dolphin Intermediate LLC (“SPT Dolphin”), the entity which holds the Woodstar II Portfolio, are each VIEs because the third party interest holders do not carry kick-out rights or substantive participating rights. We were deemed to be the primary beneficiary of those VIEs because we possess both the power to direct the activities of the VIEs that most significantly impact their economic performance and a significant economic interest in each entity. The Woodstar Fund had total assets of $2.1 billion, including its indirect investment in SPT Dolphin, and no significant liabilities as of December 31, 2024. As of December 31, 2024, Woodstar Feeder Fund, L.P. and its consolidated subsidiary which is also considered a VIE, Woodstar Feeder REIT, LLC, had a $0.6 billion investment in the Woodstar Fund, had no significant liabilities and had temporary equity of $0.4 billion consisting of the contingently redeemable non-controlling interests of the third party investors (see Note 18).
We also hold a 51% controlling interest in a joint venture (the “CMBS JV”) within our Investing and Servicing Segment, which is considered a VIE because the third party interest holder does not carry kick-out rights or substantive participating rights. We are deemed the primary beneficiary of the CMBS JV. This VIE had total assets of $239.1 million and liabilities of $62.8 million as of December 31, 2024. Refer to Note 18 for further discussion.
In addition to the above non-securitization entities, we have smaller VIEs with total assets of $68.0 million and liabilities of $0.1 million as of December 31, 2024.
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
As noted above, we are not obligated to provide, nor have we provided, any financial support for any of our securitization VIEs, whether or not we are deemed to be the primary beneficiary. As such, the risk associated with our involvement in these VIEs is limited to the carrying value of our investment in the entity. As of December 31, 2024, our maximum risk of loss related to securitization VIEs in which we were not the primary beneficiary was $27.3 million on a fair value basis.
As of December 31, 2024, the securitization VIEs which we do not consolidate had debt obligations to beneficial interest holders with unpaid principal balances, excluding the notional value of interest-only securities, of $4.8 billion. The corresponding assets are comprised primarily of commercial mortgage loans with unpaid principal balances corresponding to the amounts of the outstanding debt obligations.
We also hold passive non-controlling interests in certain unconsolidated entities that are considered VIEs. We are not the primary beneficiaries of these VIEs as we do not possess the power to direct the activities of the VIEs that most significantly impact their economic performance and therefore report our interests, which totaled $6.9 million as of December 31, 2024, within investments in unconsolidated entities on our consolidated balance sheet. Our maximum risk of loss is limited to our carrying value of the investments.
17. Related-Party Transactions
Management Agreement
We are party to a management agreement (the “Management Agreement”) with our Manager. Under the Management Agreement, our Manager, subject to the oversight of our board of directors, is required to manage our day to day activities, for which our Manager receives a base management fee and is eligible for an incentive fee and stock awards. Our Manager’s personnel perform certain due diligence, legal, management and other services that outside professionals or consultants would otherwise perform. As such, in accordance with the terms of our Management Agreement, our Manager is paid or reimbursed for the documented costs of performing such tasks.
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
For the years ended December 31, 2024, 2023 and 2022, approximately $89.8 million, $87.3 million and $86.7 million, respectively, was incurred for base management fees. As of December 31, 2024 and 2023, there were $23.5 million and $21.9 million, respectively, of unpaid base management fees included in related-party payable in our consolidated balance sheets.
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
For the years ended December 31, 2024, 2023 and 2022, approximately $35.3 million, $35.7 million and $49.6 million, respectively, was incurred for incentive fees. As of December 31, 2024 and 2023, there were $12.7 million and $19.5 million of unpaid incentive fees included in related-party payable in our consolidated balance sheets.
Expense Reimbursement. We are required to reimburse our Manager for operating expenses incurred by our Manager on our behalf. In addition, pursuant to the terms of the Management Agreement, we are required to reimburse our Manager for the documented costs of legal, tax, consulting, accounting and other similar services rendered for us by our Manager’s personnel. The expense reimbursement is not subject to any dollar limitations but is subject to review by our independent directors. For the years ended December 31, 2024, 2023 and 2022, approximately $5.6 million, $8.0 million and $8.6 million, respectively, was incurred for executive compensation and other reimbursable expenses and recognized within general and administrative expenses in our consolidated statements of operations. As of December 31, 2024 and 2023, there was $2.7 million and $3.4 million, respectively, of unpaid reimbursable executive compensation and other expenses included in related-party payable in our consolidated balance sheets.
Equity Awards. In certain instances, we issue RSAs to certain employees of affiliates of our Manager who perform services for us. During the years ended December 31, 2024, 2023 and 2022, we granted 924,092, 226,955 and 200,972 RSAs, respectively, at grant date fair values of $18.8 million, $4.3 million and $4.8 million, respectively. Expenses related to the vesting of awards to employees of affiliates of our Manager were $8.3 million, $8.7 million and $8.9 million during the years ended December 31, 2024, 2023 and 2022, respectively, and are reflected in general and administrative expenses in our consolidated statements of operations. These shares generally vest over a three-year period. Compensation expense related to the ESPP (refer to Note 18) for employees of affiliates of our Manager was not material during the year ended December 31, 2024, 2023 and 2022, and is reflected in general and administrative expenses in our consolidated statement of operations.

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
Manager Equity Plan
In April 2022, the Company’s shareholders approved the Starwood Property Trust, Inc. 2022 Manager Equity Plan (the “2022 Manager Equity Plan”) which replaced the Starwood Property Trust, Inc. 2017 Manager Equity Plan (the “2017 Manager Equity Plan”). In March 2024, we granted 1,300,000 RSUs to our Manager under the 2022 Manager Equity Plan. In November 2022, we granted 1,500,000 RSUs to our Manager under the 2022 Manager Equity Plan. In November 2020, we granted 1,800,000 RSUs to our Manager under the 2017 Manager Equity Plan. In September 2019, we granted 1,200,000 RSUs to our Manager under the 2017 Manager Equity Plan. In connection with these grants and prior similar grants, we recognized share-based compensation expense of $19.3 million, $18.0 million and $18.7 million within management fees in our consolidated statements of operations for the years ended December 31, 2024, 2023 and 2022, respectively. Refer to Note 18 for further discussion.
Investments in Loans and Securities
The following four related-party loan transactions were each approved by our board of directors, with those affiliated with the related transaction recusing themselves.
In December 2024, we sold participating interests in four commercial loans to a private investment fund for which an affiliate of our Manager is the general partner. The participating interests were sold at par for $40.1 million, along with $15.9 million of future funding commitments. Under a separate arrangement, we are entitled to receive all fees and carried interest distributions with respect to these loan participations from the general partner.
In connection with the May 2024 refinancing of our Medical Office Portfolio discussed in Note 11, we obtained $450.5 million of securitization debt (“MED 2024-MOB”) and a $39.5 million mezzanine loan (the “Mezz Loan”). The Mezz Loan and the $23.0 million horizontal risk retention certificates of MED 2024-MOB (“HRR”) were funded by affiliates of investment funds which are managed by the real estate investment firm for which one of our independent directors is co-founder and co-chief executive officer. One of such affiliates also serves as controlling class representative of MED 2024-MOB. Both the Mezz Loan and the HRR bear interest at SOFR + 5.50% and have an initial term of two years, followed by three successive one-year extension options. The final structure and cost of debt for this refinancing was selected after a competitive marketing process led by a third party broker.
In April 2024, we acquired from Starwood Real Estate Income Trust, Inc. (“SREIT”), an affiliate of our Manager, a £176.0 million ($219.8 million) first mortgage loan participation on a portfolio of vacation cottages, caravan homes and resorts across the United Kingdom at its fair value, determined as par less a 1.0% discount. The loan bears interest at SONIA + 5.40% and matures in February 2026 with two one-year extension options. Prior to acquisition, we had an existing participation in this loan, of which the outstanding balance was £352.0 million. As of December 31, 2024, our total participation in the loan was £513.0 million ($641.8 million).
In December 2024, we modified a loan that was originated in March 2022 for the development and recapitalization of a portfolio of luxury rental cabins, where our CEO and another non-independent member of our board of directors own minority equity interests in the borrower. In connection with a new $25.0 million investment in the borrower by a major hotel brand, we granted: (i) a 24-month term extension with a one-year extension option subject to certain conditions and with an extension fee due at maturity, (ii) a 2.25% reduction in the interest rate to SOFR + 4.25%, and (iii) deferral of half of the remaining interest payments until maturity in December 2026. Previous modifications to the loan were as follows: (i) in July 2023, we agreed to a 10-month 300 bps partial interest payment deferral, which in January 2024 was extended to December 2024; and (ii) in June 2024, we deferred all remaining interest payments due under the loan and formally extended its initial maturity until December 2024. The loan had an original commitment of $200.0 million, of which $147.8 million was outstanding as of December 31, 2024. The deferred interest balance amounted to $15.5 million as of December 31, 2024, of which $3.0 million was repaid subsequent to December 31, 2024 in connection with the new investment.

In July 2024, we purchased all the controlling class certificates in the newly-formed Freddie Mac multifamily mortgage trust, FREMF 2024-KF163 (the “Trust”), for their aggregate principal amount of $77.1 million. The certificates have a pass-through interest rate of one-month SOFR + 6.00% and an expected final distribution date in May 2034. The Trust holds 26 SOFR based floating rate multifamily mortgage loans with a total principal balance of approximately $1.0 billion, of which affiliates of our Manager are borrowers under 11 of those loans totaling approximately $495.0 million at the Trust’s inception and as of December 31, 2024. As directing certificate holder, we are considered the primary beneficiary of, and therefore consolidate the Trust as a securitization VIE. However, while we are able to appoint and remove the special servicer of the unaffiliated loans in the VIE, we cannot name ourselves or an affiliate as special servicer, and we cannot remove or direct the third party special servicer with respect to the affiliate loans.
In December 2012, we acquired 9,140,000 ordinary shares in SEREF, a debt fund that is externally managed by an affiliate of our Manager and is listed on the London Stock Exchange, for approximately $14.7 million, which equated to approximately 4% ownership of SEREF. During the years ended December 31, 2024 and 2023, 2,767,038 and 1,892,313 shares were redeemed by SEREF, for proceeds of $3.7 million and $2.5 million, respectively, leaving 4,480,649 held as of December 31, 2024. Prior to that, there were no share redemptions by SEREF. As of December 31, 2024, our shares represent an approximate 2% interest in SEREF. Refer to Note 6 for additional details.
We hold a 0.72% equity interest in a data center business in Ireland that had a carrying value of $7.7 million as of December 31, 2024. An investment fund and certain other entities affiliated with our Manager exercise a combined 50% voting interest in this entity. During the year ended December 31, 2024, we contributed an additional $0.3 million. Refer to Note 9 for additional details.
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
During the year ended December 31, 2022, we acquired $1.1 billion of loans from a residential mortgage originator in which we held an equity interest and received proceeds of $4.4 million from the sale of loans to this entity. During the year ended December 31, 2023, we entered into a stock transfer, termination and release agreement in which we sold the entirety of our equity interest to a third party. No loans were acquired from or sold to this entity during the year ended December 31, 2023.
In August 2023, we received a $29.4 million final repayment on a $339.2 million first mortgage and mezzanine loan that was originated in August 2017 related to an office campus located in Irvine, California. An affiliate of our Manager has a non-controlling equity interest in the borrower.
In January 2018, we acquired a $130.0 million first mortgage participation from an unaffiliated third party. The loan was secured by three U.S. power plants that each have long-term power purchase agreements with investment grade counterparties. The borrower was an affiliate of our Manager. In March 2022, the loan was paid off in full.

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
During the years ended December 31, 2024, 2023 and 2022, we made payments to the landlord under the terms of the lease of $6.5 million, $6.6 million and $1.1 million, respectively, for rent, parking and our pro rata share of building operating expenses. During the years ended December 31, 2024, 2023 and 2022, we recognized $7.0 million, $7.2 million and $2.7 million, respectively, of expenses with respect to this lease within general and administrative expenses in our consolidated statements of operations. During the years ended December 31, 2023 and 2022, we made payments to the landlord under the terms of the lease of $1.3 million and $4.4 million, respectively, for reimbursements relating to tenant improvements (none during the year ended December 31, 2024).

Acquisitions from Consolidated CMBS Trusts

Our Investing and Servicing Segment acquires interests in properties for its REIS Equity Portfolio and also loans from CMBS trusts, some of which are consolidated as VIEs on our balance sheet. Acquisitions from consolidated VIEs are reflected as repayment of debt of consolidated VIEs in our consolidated statements of cash flows. During the year ended December 31, 2024, we acquired an operating property from a CMBS trust that we consolidate as a VIE for a purchase price of $7.7 million. There were no assets acquired from consolidated CMBS trusts during the years end December 31, 2023 and 2022.
Other Related-Party Arrangements
During the year ended December 31, 2016, we established a co-investment fund which provides key personnel with the opportunity to invest in certain properties included in our REIS Equity Portfolio. These personnel include certain of our employees as well as employees of affiliates of our Manager (collectively, “Fund Participants”). The fund carries an aggregate commitment of $15.0 million and owns a 10% equity interest in certain REIS Equity Portfolio properties acquired subsequent to January 1, 2015. As of December 31, 2024, Fund Participants have funded $4.9 million of the capital commitment, and it is our current expectation that there will be no additional funding of the commitment. The capital contributed by Fund Participants is reflected on our consolidated balance sheets as non-controlling interests in consolidated subsidiaries. In an effort to retain key personnel, the fund provides for disproportionate distributions which allows Fund Participants to earn an incremental 60% on all operating cash flows attributable to their capital account, net of a 5% preferred return to us as general partner of the fund. Amounts earned by Fund Participants pursuant to this waterfall are reflected within net income attributable to non-controlling interests in our consolidated statements of operations. During the years ended December 31, 2024, 2023 and 2022, the non-controlling interests related to this fund received cash distributions of $1.1 million. $1.9 million and $1.9 million, respectively.
During the year ended December 31, 2024, we performed certain services on behalf of two investment funds managed by affiliates of Starwood Capital Group. We billed Starwood Capital Group $7.7 million for estimated costs incurred in connection with these services, which is reflected within other assets in our consolidated balance sheet as of December 31, 2024.
Highmark Residential (“Highmark”), an affiliate of our Manager, provides property management services for properties within our Woodstar I and Woodstar II Portfolios. Fees paid to Highmark are calculated as a percentage of gross receipts and are at market terms. During the years ended December 31, 2024, 2023 and 2022, property management fees to Highmark of $6.5 million, $6.0 million and $5.6 million, respectively, were recognized within our Woodstar Portfolios.
18. Stockholders’ Equity and Non-Controlling Interests
The Company’s authorized capital stock consists of 100,000,000 shares of preferred stock, $0.01 par value per share, and 500,000,000 shares of common stock, $0.01 par value per share.
We issued common stock in a public offering as follows during the year ended December 31, 2024:

	Shares issued	Price	Proceeds
Issuance date	(in thousands)	per share	(in thousands)
September 2024	20,125	$19.50	$392,478

ATM Agreement
In May 2022, we entered into a Starwood Property Trust, Inc. Common Stock Sales Agreement (the “ATM Agreement”) with a syndicate of financial institutions to sell shares of the Company’s common stock of up to $500.0 million from time to time, through an “at the market” equity offering program. Sales of shares under the ATM Agreement are made by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale or at negotiated prices. The ATM Agreement replaces a similar agreement previously entered into in May 2014 with a financial institution. There were no shares issued under the ATM Agreement during the years ended December 31, 2024 and 2023. During the year ended December 31, 2022, we issued 2,168,710 shares of common stock under our ATM Agreement for gross proceeds of $49.3 million at an average share price of $22.72 and paid related commission costs of $1.0 million
Dividend Reinvestment and Direct Stock Purchase Plan
In May 2014, we established the Starwood Property Trust, Inc. Dividend Reinvestment and Direct Stock Purchase Plan (the “DRIP Plan”), which provides stockholders with a means of purchasing additional shares of our common stock by reinvesting the cash dividends paid on our common stock and by making additional optional cash purchases. Shares of our common stock purchased under the DRIP Plan will either be issued directly by the Company or purchased in the open market by the plan administrator. The Company may issue up to 11.0 million shares of common stock under the DRIP Plan. During the years ended December 31, 2024, 2023 and 2022, shares issued under the DRIP Plan were not material.
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
During the years ended December 31, 2024, 2023 and 2022, 113,953, 123,327 and 67,965 shares, respectively, of common stock were purchased by participants at a weighted average discounted purchase price of $16.88, $15.46 and $17.36 per share, respectively. As of December 31, 2024, there were 1.7 million shares of common stock available for future issuance through the ESPP.

Dividends

Our board of directors declared the following dividends during the years ended December 31, 2024, 2023 and 2022:

Declaration Date	Record Date	Payment Date	Amount	Frequency
11/1/24	12/31/24	1/15/25	$0.48	Quarterly
7/24/24	9/30/24	10/15/24	0.48	Quarterly
6/13/24	6/28/24	7/15/24	0.48	Quarterly
3/15/24	3/29/24	4/15/24	0.48	Quarterly
12/15/23	12/29/23	1/15/24	0.48	Quarterly
9/15/23	9/30/23	10/16/23	0.48	Quarterly
6/15/23	6/30/23	7/17/23	0.48	Quarterly
3/16/23	3/31/23	4/14/23	0.48	Quarterly
12/9/22	12/30/22	1/13/23	0.48	Quarterly
9/16/22	9/30/22	10/14/22	0.48	Quarterly
6/15/22	6/30/22	7/15/22	0.48	Quarterly
3/14/22	3/31/22	4/15/22	0.48	Quarterly
Equity Incentive Plans
In April 2022, the Company’s shareholders approved the 2022 Manager Equity Plan and the Starwood Property Trust, Inc. 2022 Equity Plan (the “2022 Equity Plan”), which allow for the issuance of up to 18,700,000 stock options, stock appreciation rights, RSAs, RSUs or other equity-based awards or any combination thereof to the Manager, directors, employees, consultants or any other party providing services to the Company. The 2022 Manager Equity Plan succeeds and replaces the 2017 Manager Equity Plan and the 2022 Equity Plan succeeds and replaces the Starwood Property Trust, Inc. 2017 Equity Plan (the “2017 Equity Plan”). As of December 31, 2024, 13,461,255 share awards were available to be issued under either the 2022 Manager Equity Plan or the 2022 Equity Plan, determined on a combined basis.

To date, we have only granted RSAs and RSUs under the equity incentive plans. The holders of awards of RSAs or RSUs are entitled to receive dividends or “distribution equivalents” beginning on either the award’s effective date or vest date, depending on the terms of the award.
The table below summarizes our share awards granted or vested under the 2017 and 2022 Manager Equity Plans during the years ended December 31, 2024, 2023 and 2022 (dollar amounts in thousands):

Grant Date	Type	Amount Granted	Grant Date Fair Value	Vesting Period
March 2024	RSU	1,300,000	$26,104	3 years
November 2022	RSU	1,500,000	31,605	3 years
November 2020	RSU	1,800,000	30,078	3 years
September 2019	RSU	1,200,000	29,484	(1)
______________________________________________________________________________________________________________________
(1)Of the amount granted, 218,898 vested immediately on the grant date and the remaining amount vests over a three-year period.

During the years ended December 31, 2024, 2023 and 2022, we granted 1,833,660, 914,694, and 829,805 RSAs, respectively, under the 2017 and 2022 Equity Plans to a select group of eligible participants which includes our employees, directors and employees of our Manager who perform services for us. The awards were granted based on the market price of the Company’s common stock on the respective grant date and generally vest over a three-year period. Expenses related to the vesting of these awards are reflected in general and administrative expenses in our consolidated statements of operations.

The following shares of common stock were issued, without restriction, to our Manager as part of the incentive compensation due under the Management Agreement during the years ended December 31, 2024, 2023 and 2022:

Timing of Issuance	Shares of Common Stock Issued	Price per share
August 2024	90,381	$19.42
May 2024	471,179	20.25
February 2024	496,170	19.68
August 2023	92,640	20.59
May 2023	377,207	16.39
March 2023	373,204	19.38
November 2022	21,390	20.92
August 2022	108,374	23.94
May 2022	647,128	22.69
February 2022	1,068,828	23.78

The following table summarizes our share-based compensation expenses during the years ended December 31, 2024, 2023 and 2022 (in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Management fees:
Manager incentive fee	$17,662	$13,703	$24,903
Manager Equity Plans (1)	19,261	18,027	18,693
	36,923	31,730	43,596
General and administrative:
Equity Plans (1)	22,055	20,761	21,219
ESPP	470	459	273
	22,525	21,219	21,492
Total share-based compensation expense (2)	$59,448	$52,949	$65,089

__________________________________________
(1)Share-based compensation expense relating to the 2017 and 2022 Manager Equity Plans is reflected within the Manager Equity Plans line. Share-based compensation expense relating to the 2017 and 2022 Equity Plans is reflected within the Equity Plans line.
(2)The income tax benefit associated with the share-based compensation expense for the years ended December 31, 2024, 2023 and 2022 was not material.
Schedule of Non-Vested Shares and Share Equivalents (1)

	Equity Plan	Manager Equity Plan	Total	Weighted Average Grant Date Fair Value (per share)
Balance as of January 1, 2024	2,571,728	875,000	3,446,728	$21.08
Granted	1,833,660	1,300,000	3,133,660	20.23
Vested	(1,675,495)	(933,332)	(2,608,827)	21.01
Forfeited	(84,633)	—	(84,633)	20.48
Balance as of December 31, 2024	2,645,260	1,241,668	3,886,928	20.46
__________________________________________
(1)Equity-based award activity for awards granted under the 2017 and 2022 Equity Plans is reflected within the Equity Plan column, and for awards granted under the 2017 and 2022 Manager Equity Plans, within the Manager Equity Plan column.

The weighted average grant date fair value per share of grants during the years ended December 31, 2024, 2023 and 2022 was $20.23, $18.93 and $21.95, respectively.
Vesting Schedule

	Equity	Manager
	Plan	Equity Plan	Total
2025	829,615	808,332	1,637,947
2026	520,836	433,336	954,172
2027	1,294,809	—	1,294,809
Total	2,645,260	1,241,668	3,886,928
As of December 31, 2024, there was approximately $57.8 million of total unrecognized compensation costs related to unvested share-based compensation arrangements which are expected to be recognized over a weighted average period of 1.4 years. The total fair value of shares vested during the years ended December 31, 2024, 2023 and 2022 were $51.8 million, $30.3 million and $30.0 million, respectively, as of the respective vesting dates.
Non-Controlling Interests in Consolidated Subsidiaries
As discussed in Note 2, on November 5, 2021 we sold a 20.6% non-controlling interest in the Woodstar Fund to third party investors for net cash proceeds of $214.2 million. Under the Woodstar Fund operating agreement, such interests are contingently redeemable by us, at the option of the interest holder, for cash at liquidation fair value if any assets remain upon termination of the Woodstar Fund. The Woodstar Fund operating agreement specifies an eight-year term with two one-year extension options, the first at our option and the second subject to consent of an advisory committee representing the non-controlling interest holders. Accordingly, these contingently redeemable non-controlling interests have been classified as “Temporary Equity” in our consolidated balance sheets and represent the fair value of the Woodstar Fund’s net assets allocable to those interests. During the years ended December 31, 2024, 2023 and 2022 net income attributable to these non-controlling interests was $19.5 million, $58.4 million and $153.8 million, respectively.
In connection with our Woodstar II Portfolio acquisitions, we issued 10.2 million Class A Units in our subsidiary, SPT Dolphin, and rights to receive an additional 1.9 million Class A Units if certain contingent events occur. As of December 31, 2024, all of the 1.9 million contingent Class A Units were issued. The Class A Units are redeemable for consideration equal to the current share price of the Company’s common stock on a one-for-one basis, with the consideration paid in either cash or the Company’s common stock, at the determination of the Company. During the year ended December 31, 2022, no redemptions of Class A Units were received. During the year ended December 31, 2023, 0.1 million redemptions of Class A Units were received and settled for $1.3 million in cash. During the year ended December 31, 2024, no redemptions of Class A Units were received, leaving 9.7 million Class A Units outstanding as of December 31, 2024. The outstanding Class A Units are reflected as non-controlling interests in consolidated subsidiaries on our consolidated balance sheets, the balance of which was $207.1 million as of both December 31, 2024 and 2023.
To the extent SPT Dolphin has sufficient cash available, the Class A Units earn a preferred return indexed to the dividend rate of the Company’s common stock. Any distributions made pursuant to this waterfall are recognized within net income attributable to non-controlling interests in our consolidated statements of operations. During the years ended December 31, 2024, 2023 and 2022, we recognized net income attributable to non-controlling interests of $18.6 million, $18.7 million and $18.8 million, respectively, associated with these Class A Units.
As discussed in Note 16, we hold a 51% controlling interest in the CMBS JV within our Investing and Servicing Segment. Because the CMBS JV is deemed a VIE for which we are the primary beneficiary, the 49% interest of our joint venture partner is reflected as a non-controlling interest in consolidated subsidiaries on our consolidated balance sheets, and any net income attributable to this 49% joint venture interest is reflected within net income attributable to non-controlling interests in our consolidated statements of operations. The non-controlling interests in the CMBS JV were $94.5 million and $129.2 million as of December 31, 2024 and 2023, respectively. During the years ended December 31, 2024, 2023 and 2022, net (loss) income attributable to non-controlling interests was $(23.0) million, $(1.5) million and $6.2 million, respectively.

19. Earnings per Share
The following table provides a reconciliation of net income and the number of shares of common stock used in the computation of basic EPS and diluted EPS (amounts in thousands, except per share amounts):

	For the Year Ended December 31,
	2024	2023	2022
Basic Earnings
Income attributable to STWD common stockholders	$359,933	$339,213	$871,475
Less: Income attributable to participating shares not already deducted as non-controlling interests	(7,201)	(6,412)	(17,113)
Basic earnings	$352,732	$332,801	$854,362

Diluted Earnings
Income attributable to STWD common stockholders	$359,933	$339,213	$871,475
Less: Income attributable to participating shares not already deducted as non-controlling interests	(7,201)	(6,412)	(17,113)
Add: Interest expense on Convertible Notes	—	—	11,632
Add: Undistributed earnings to participating shares	—	—	11,229
Less: Undistributed earnings reallocated to participating shares	—	—	(10,880)
Diluted earnings	$352,732	$332,801	$866,343

Number of Shares:
Basic — Average shares outstanding	319,921	309,771	305,524
Effect of dilutive securities — Convertible Notes	—	—	9,649
Effect of dilutive securities — Contingently issuable shares	331	450	386
Effect of dilutive securities — Unvested non-participating shares	317	286	169
Diluted — Average shares outstanding	320,569	310,507	315,728

Earnings Per Share Attributable to STWD Common Stockholders:
Basic	$1.10	$1.07	$2.80
Diluted	$1.10	$1.07	$2.74
As of December 31, 2024, 2023 and 2022, participating shares of 13.1 million, 12.7 million and 13.7 million, respectively, were excluded from the computation of diluted shares as their effect was already considered under the more dilutive two-class method used above. Such participating shares at December 31, 2024, 2023 and 2022 included 9.7 million, 9.7 million and 9.8 million potential shares, respectively, of our common stock issuable upon redemption of the Class A Units in

SPT Dolphin, as discussed in Note 18. Our current and prior convertible notes repaid in April 2023 were not dilutive for the years ended December 31, 2024 and 2023.
20. Accumulated Other Comprehensive Income
The changes in AOCI by component are as follows (amounts in thousands):

	Cumulative Unrealized Gain (Loss) on Available-for- Sale Securities	Foreign Currency Translation	Total
Balance at January 1, 2022	$40,953	$—	$40,953
OCI before reclassifications	(19,998)	—	(19,998)
Amounts reclassified from AOCI	—	—	—
Net period OCI	(19,998)	—	(19,998)
Balance at December 31, 2022	20,955	—	20,955
OCI before reclassifications	(5,648)	—	(5,648)
Amounts reclassified from AOCI	45	—	45
Net period OCI	(5,603)	—	(5,603)
Balance at December 31, 2023	15,352	—	15,352
OCI before reclassifications	(1,758)	—	(1,758)
Amounts reclassified from AOCI	—	—	—
Net period OCI	(1,758)	—	(1,758)
Balance at December 31, 2024	$13,594	$—	$13,594

The reclassifications out of AOCI impacted the consolidated statements of operations for the years ended December 31, 2024, 2023 and 2022 as follows (amounts in thousands):

	Amounts Reclassified from
	AOCI during the Year			Affected Line Item
	Ended December 31,			in the Statements
Details about AOCI Components	2024	2023	2022	of Operations
Unrealized gain (loss) on available-for-sale securities:
Net realized loss on sale of investment	$—	$(45)	$—	Gain on sale of investments and other assets, net
Total reclassifications for the period	$—	$(45)	$—

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
Woodstar Fund Investments
The fair value of investments held by the Woodstar Fund is determined based on observable and unobservable market inputs. The initial fair value of the Woodstar Fund’s investments at its November 5, 2021 establishment date was determined by reference to the purchase price paid by third party investors, which was consistent with both a recent external appraisal as well as our extensive marketing efforts to sell interests in the Woodstar Fund, plus working capital. The fair value of the Woodstar Fund’s investments as of December 31, 2024 and 2023 was determined by reference to an external appraisal as of those dates.

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
The valuation of over the counter derivatives are determined using discounted cash flows based on Overnight Index Swap (“OIS”) rates. Fully collateralized trades are discounted using OIS with no additional economic adjustments to arrive at fair value. Uncollateralized or partially collateralized trades are also discounted at OIS, but include appropriate economic adjustments for funding costs (i.e., a SOFR OIS basis adjustment to approximate uncollateralized cost of funds) and credit risk. For credit instruments, fair value is determined based on changes in the relevant indices from the date of initiation of the instrument to the reporting date, as these changes determine the amount of any future cash settlement between us and the counterparty. These indices are considered Level II inputs as they are directly observable.
Although we have determined that the majority of the inputs used to value our derivatives fall within Level II of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level III inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of December 31, 2024 and 2023, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level II of the fair value hierarchy.
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

Fair Value Disclosures
The following tables present our financial assets and liabilities carried at fair value on a recurring basis in the consolidated balance sheets by their level in the fair value hierarchy as of December 31, 2024 and 2023 (amounts in thousands):

	December 31, 2024
	Total	Level I	Level II	Level III
Financial Assets:
Loans under fair value option	$2,516,008	$—	$—	$2,516,008
RMBS	93,806	—	—	93,806
CMBS	27,345	—	—	27,345
Equity security	5,146	5,146	—	—
Woodstar Fund investments	2,073,533	—	—	2,073,533
Domestic servicing rights	22,390	—	—	22,390
Derivative assets	175,520	—	175,520	—
VIE assets	38,937,576	—	—	38,937,576
Total	$43,851,324	$5,146	$175,520	$43,670,658
Financial Liabilities:
Derivative liabilities	$94,890	$—	$94,890	$—
VIE liabilities	37,288,545	—	31,774,393	5,514,152
Total	$37,383,435	$—	$31,869,283	$5,514,152

	December 31, 2023
	Total	Level I	Level II	Level III
Financial Assets:
Loans under fair value option	$2,645,637	$—	$—	$2,645,637
RMBS	102,368	—	—	102,368
CMBS	18,600	—	—	18,600
Equity security	8,340	8,340	—	—
Woodstar Fund investments	2,012,833	—	—	2,012,833
Domestic servicing rights	19,384	—	—	19,384
Derivative assets	63,437	—	63,437	—
VIE assets	43,786,356	—	—	43,786,356
Total	$48,656,955	$8,340	$63,437	$48,585,178
Financial Liabilities:
Derivative liabilities	$102,467	$—	$102,467	$—
VIE liabilities	42,175,734	—	36,570,938	5,604,796
Total	$42,278,201	$—	$36,673,405	$5,604,796

The changes in financial assets and liabilities classified as Level III are as follows for the years ended December 31, 2024 and 2023 (amounts in thousands):

	Loans at Fair Value	RMBS	CMBS	Woodstar Fund Investments	Domestic Servicing Rights	VIE Assets	VIE Liabilities	Total
January 1, 2023 balance	$2,784,594	$113,386	$19,108	$1,761,002	$17,790	$52,453,041	$(5,505,943)	$51,642,978
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	62,702	—	282	251,831	1,594	(8,790,373)	485,136	(7,988,828)
Net accretion	—	4,661	—	—	—	—	—	4,661
Included in OCI	—	(5,603)	—	—	—	—	—	(5,603)
Purchases / Originations	756,522	—	—	—	—	—	—	756,522
Sales	(710,957)	(601)	—	—	—	—	—	(711,558)
Cash repayments / receipts	(185,885)	(9,475)	(790)	—	—	(598,351)	(13,410)	(807,911)
Transfers into Level III	27	—	—	—	—	—	(2,241,350)	(2,241,323)
Transfers out of Level III	(61,366)	—	—	—	—	—	1,670,771	1,609,405
Consolidation of VIEs	—	—	—	—	—	722,039	—	722,039
December 31, 2023 balance	2,645,637	102,368	18,600	2,012,833	19,384	43,786,356	(5,604,796)	42,980,382
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	75,880	—	439	60,700	3,006	(6,765,427)	511,836	(6,113,566)
Net accretion	—	4,449	—	—	—	—	—	4,449
Included in OCI	—	(1,758)	—	—	—	—	—	(1,758)
Purchases / Originations	1,736,065	—	—	—	—	—	—	1,736,065
Sales	(1,496,638)	—	—	—	—	—	—	(1,496,638)
Issuances	—	—	—	—	—	—	(12,923)	(12,923)
Cash repayments / receipts	(210,884)	(11,253)	(186)	—	—	—	(13,109)	(235,432)
Transfers into Level III	—	—	7,908	—	—	—	(2,021,589)	(2,013,681)
Transfers out of Level III	(234,052)	—	—	—	—	—	1,553,614	1,319,562
Consolidation of VIEs	—	—	—	—	—	2,808,141	—	2,808,141
Deconsolidation of VIEs	—	—	584	—	—	(891,494)	72,815	(818,095)
December 31, 2024 balance	$2,516,008	$93,806	$27,345	$2,073,533	$22,390	$38,937,576	$(5,514,152)	$38,156,506
Amount of unrealized gains (losses) attributable to assets still held at December 31, 2024:
Included in earnings	$(9,645)	$4,449	$783	$60,700	$3,006	$(6,765,427)	$511,836	$(6,194,298)
Included in OCI	—	(1,758)	—	—	—	—	—	(1,758)
Amount of unrealized gains (losses) attributable to assets still held at December 31, 2023:
Included in earnings	$15,853	$4,630	$282	$251,831	$1,594	$(8,818,672)	$485,136	$(8,059,346)
Included in OCI	—	(5,638)	—	—	—	—	—	(5,638)
Amounts were transferred from Level II to Level III due to a decrease in the observable relevant market activity and amounts were transferred from Level III to Level II due to an increase in the observable relevant market activity.
The following table presents the fair values of our financial instruments not carried at fair value on the consolidated balance sheets (amounts in thousands):

	December 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets not carried at fair value:
Loans	$15,437,013	$15,546,013	$17,574,249	$17,483,058
HTM debt securities	406,961	382,394	606,254	581,160
Financial liabilities not carried at fair value:
Secured financing agreements, CLOs and SASB (a)	$14,347,983	$14,406,533	$17,552,979	$17,466,172
Unsecured senior notes	2,994,682	3,017,102	2,158,888	2,128,835
__________________________________________________

(a)As of December 31, 2023, includes debt related to properties held-for-sale (see Note 7).

The following is quantitative information about significant unobservable inputs in our Level III measurements for those assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

	Carrying Value at December 31, 2024	Valuation Technique	Unobservable Input	Range (Weighted Average) as of (1)
				December 31, 2024	December 31, 2023
Loans under fair value option	$2,516,008	Discounted cash flow, market pricing	Coupon (d)	2.8% - 10.5% (4.6%)	2.8% - 9.9% (4.5%)
			Remaining contractual term (d)	3.3 - 37.5 years (25.9 years)	4.3 - 38.5 years (27.4 years)
			FICO score (a)	585 - 829 (750)	585 - 900 (749)
			LTV (b)	4% - 93% (64%)	5% - 140% (68%)
			Purchase price (d)	80.0% - 106.8% (101.3%)	80.0% - 108.6% (101.4%)
RMBS	93,806	Discounted cash flow	Constant prepayment rate (a)	2.2% - 9.2% (4.5%)	2.9% - 9.6% (5.2%)
			Constant default rate (b)	0.8% - 3.3% (1.6%)	1.0% - 4.2% (1.7%)
			Loss severity (b)	0% - 62% (13%) (e)	0% - 99% (17%) (e)
			Delinquency rate (c)	8% - 25% (13%)	8% - 25% (14%)
			Servicer advances (a)	22% - 78% (51%)	30% - 78% (51%)
CMBS	27,345	Discounted cash flow	Yield (b)	0% - 58.5% (12.6%)	0% - 540.1% (10.6%)
			Duration (c)	0 - 6.7 years (2.2 years)	0 - 6.7 years (2.4 years)
Woodstar Fund investments	2,073,533	Discounted cash flow	Discount rate - properties (b)	6.5% - 7.3% (7.0%)	6.3% - 7.0% (6.7%)
			Discount rate - debt (a)	3.0% - 6.4% (4.7%)	3.0% - 6.9% (5.4%)
			Terminal capitalization rate (b)	4.8% - 5.5% (5.2%)	4.8% - 5.5% (5.2%)
			Implied capitalization rate (b)	4.43% (4.43%)	4.25% (4.25%)
Domestic servicing rights	22,390	Discounted cash flow	Debt yield (a)	8.50% (8.50%)	8.50% (8.50%)
			Discount rate (b)	15% (15%)	15% (15%)
VIE assets	38,937,576	Discounted cash flow	Yield (b)	0% - 753.1% (26.4%)	0% - 691.0% (15.9%)
			Duration (c)	0 - 9.0 years (2.6 years)	0 - 10.0 years (1.8 years)
VIE liabilities	5,514,152	Discounted cash flow	Yield (b)	0% - 753.1% (17.1%)	0% - 691.0% (11.4%)
			Duration (c)	0 - 9.0 years (2.0 years)	0 - 10.0 years (1.7 years)
______________________________________________________________________________________________________________________
(1)Unobservable inputs were weighted by the relative carrying value of the instruments as of December 31, 2024 and 2023.
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
(e)3% and 5% of the portfolio falls within a range of 45% - 80% as of December 31, 2024 and 2023, respectively.

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
Our TRSs engage in various real estate related operations, including special servicing of commercial real estate, originating and securitizing mortgage loans, and investing in entities which engage in real estate-related operations. As of December 31, 2024 and 2023, approximately $2.9 billion and $3.1 billion of assets were owned by TRS entities. Our TRSs are not consolidated for U.S. federal income tax purposes, but are instead taxed as corporations. For financial reporting purposes, a provision for current and deferred taxes is established for the portion of earnings recognized by us with respect to our interest in TRSs.
Our income tax provision (benefit) consisted of the following for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Current
Federal	$2,635	$554	$1,446
State	1,065	(31)	705
Total current	3,700	523	2,151
Deferred
Federal	16,883	98	(47,128)
State	4,849	(1,303)	(16,546)
Total deferred	21,732	(1,205)	(63,674)
Total income tax provision (benefit)	$25,432	$(682)	$(61,523)

Deferred income taxes in our U.S. tax jurisdiction reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents the tax effects of temporary differences on net deferred tax assets which are classified in our consolidated balance sheets within other assets at December 31, 2024 and December 31, 2023 (in thousands):

	December 31,
	2024	2023
Deferred tax assets/(liabilities), net
Reserves and accruals	$4,887	$3,636
Domestic intangible assets	(29,962)	(22,890)
Investments in unconsolidated entities	(2,289)	(984)
Net operating loss and interest expense carryforwards	64,411	78,979
Other U.S. temporary differences	8	47
Net deferred tax assets	$37,055	$58,788

Unrecognized tax benefits were not material as of and during the years ended December 31, 2024 and 2023. The Company’s tax returns are no longer subject to audit for years ended prior to January 1, 2021. There was no pre-tax income from foreign operations during the years ended December 31, 2024, 2023 and 2022.

The following table is a reconciliation of our U.S. federal income tax provision determined using our statutory federal tax rate to our reported income tax provision (benefit) for the years ended December 31, 2024, 2023 and 2022 (dollars in thousands):

	For the Year Ended December 31,
	2024		2023		2022
Federal statutory tax rate	$85,262	21.0%	$87,670	21.0%	$209,483	21.0%
REIT and other non-taxable income	(64,567)	(15.9)%	(88,281)	(21.2)%	(256,105)	(25.7)%
State income taxes	6,800	1.7%	(201)	—%	(15,319)	(1.5)%
Federal benefit of state tax deduction	(1,428)	(0.4)%	42	—%	3,217	0.3%
Intra-entity transfers	—	—%	—	—%	(4,327)	(0.4)%
Other	(635)	(0.2)%	88	—%	1,528	0.1%
Effective tax rate	$25,432	6.2%	$(682)	(0.2)%	$(61,523)	(6.2)%

There were no valuation allowances for deferred tax assets during the years ended December 31, 2024, 2023 and 2022.

As of December 31, 2024, our federal net operating loss (“NOL”) carryforwards for income tax purposes totaled $199.5 million. All of these NOLs can also be carried forward for state tax purposes, in addition to another net $25.7 million. The federal net operating loss carryforwards do not expire. If not utilized, the state net operating loss carryforwards will not begin to expire significantly until 2042. Such NOL primarily relates to unrealized fair value losses during the year ended December 31, 2022 on residential loans held in a TRS.
23. Commitments and Contingencies
As of December 31, 2024, our Commercial and Residential Lending Segment had future commercial loan funding commitments totaling $1.3 billion, of which we expect to fund $1.1 billion. These future funding commitments primarily relate to construction projects, capital improvements, tenant improvements and leasing commissions.
As of December 31, 2024, our Infrastructure Lending Segment had future infrastructure loan funding commitments totaling $191.8 million, including $90.0 million under revolvers and letters of credit (“LCs”) and $101.8 million under delayed draw term loans. Additionally, as of December 31, 2024, our Infrastructure Lending Segment had outstanding loan purchase commitments of $291.7 million.
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
Lease Commitment Disclosures
Our lease commitments consist of corporate office leases and ground leases for investment properties, all of which are classified as operating leases. Our lease costs were as follows (in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Operating lease costs	$6,566	$6,864	$4,646
Short-term lease costs	134	75	44
Total lease cost	$6,699	$6,940	$4,690

Information concerning our operating lease liabilities, which are classified within accounts payable, accrued expenses and other liabilities in our consolidated balance sheets as of December 31, 2024 and 2023, is as follows (dollars in thousands):

	For the Year Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities —operating	$5,074	$5,025

	December 31, 2024	December 31, 2023
Weighted-average remaining lease term	11.0 years	12.0 years
Weighted-average discount rate	9.0%	8.8%

Future maturity of operating lease liabilities:
2025	$5,356
2026	5,239
2027	4,791
2028	4,830
2029	4,947
Thereafter	36,190
Total	61,351
Less interest component	(25,793)
Operating lease liability	$35,558

24. Segment and Geographic Data
In its operation of the business, management, including our chief operating decision maker, who is our Chief Executive Officer, reviews certain financial information to assess the performance of the business segments identified in Note 1, including segmented internal profit and loss statements prepared on a basis prior to the impact of consolidating securitization VIEs under ASC 810. The segment information within this Note is reported on that basis.
The table below presents our results of operations for the year ended December 31, 2024 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Revenues:
Interest income from loans	$1,424,188	$255,645	$—	$18,234	$—	$1,698,067	$—	$1,698,067
Interest income from investment securities	116,808	506	—	93,641	—	210,955	(144,150)	66,805
Servicing fees	425	—	—	72,579	—	73,004	(17,805)	55,199
Rental income	18,325	—	69,210	20,463	—	107,998	—	107,998
Other revenues	6,804	4,842	772	3,842	2,514	18,774	—	18,774
Total revenues	1,566,550	260,993	69,982	208,759	2,514	2,108,798	(161,955)	1,946,843
Costs and expenses:
Management fees	756	—	—	—	144,421	145,177	—	145,177
Interest expense	845,082	151,120	44,972	36,870	271,483	1,349,527	(834)	1,348,693
General and administrative	60,163	19,980	4,428	99,499	15,166	199,236	—	199,236
Costs of rental operations	13,163	—	23,483	11,591	—	48,237	—	48,237
Depreciation and amortization	9,653	56	23,535	7,057	1,005	41,306	—	41,306
Credit loss provision, net	194,260	3,140	—	—	—	197,400	—	197,400
Other expense	785	516	35	687	—	2,023	—	2,023
Total costs and expenses	1,123,862	174,812	96,453	155,704	432,075	1,982,906	(834)	1,982,072
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	—	75,706	75,706
Change in fair value of servicing rights	—	—	—	887	—	887	2,119	3,006
Change in fair value of investment securities, net	76	—	—	(83,748)	—	(83,672)	84,686	1,014
Change in fair value of mortgage loans, net	3,597	—	—	72,283	—	75,880	—	75,880
Income from affordable housing fund investments	—	—	102,141	—	—	102,141	—	102,141
Earnings (loss) from unconsolidated entities	11,599	1,414	—	1,473	—	14,486	(1,390)	13,096
Gain on sale of investments and other assets, net	305	—	92,003	8,402	—	100,710	—	100,710
Gain (loss) on derivative financial instruments, net	196,349	152	1,492	3,454	(43,513)	157,934	—	157,934
Foreign currency (loss) gain, net	(73,830)	(187)	89	—	—	(73,928)	—	(73,928)
Gain (loss) on extinguishment of debt	173	(1,466)	(2,254)	(100)	(293)	(3,940)	—	(3,940)
Other (loss) income, net	(10,013)	531	(949)	50	—	(10,381)	—	(10,381)
Total other income (loss)	128,256	444	192,522	2,701	(43,806)	280,117	161,121	441,238
Income (loss) before income taxes	570,944	86,625	166,051	55,756	(473,367)	406,009	—	406,009
Income tax (provision) benefit	(9,116)	259	—	(16,575)	—	(25,432)	—	(25,432)
Net income (loss)	561,828	86,884	166,051	39,181	(473,367)	380,577	—	380,577
Net (income) loss attributable to non-controlling interests	(14)	—	(38,201)	17,571	—	(20,644)	—	(20,644)
Net income (loss) attributable to Starwood Property Trust, Inc.	$561,814	$86,884	$127,850	$56,752	$(473,367)	$359,933	$—	$359,933

The table below presents our results of operations for the year ended December 31, 2023 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Revenues:
Interest income from loans	$1,557,631	$236,884	$—	$9,589	$—	$1,804,104	$—	$1,804,104
Interest income from investment securities	135,130	1,805	—	92,147	—	229,082	(152,558)	76,524
Servicing fees	553	—	—	44,895	—	45,448	(12,327)	33,121
Rental income	8,369	—	93,459	25,838	—	127,666	—	127,666
Other revenues	2,527	1,296	713	2,335	1,622	8,493	—	8,493
Total revenues	1,704,210	239,985	94,172	174,804	1,622	2,214,793	(164,885)	2,049,908
Costs and expenses:
Management fees	496	—	—	—	141,047	141,543	—	141,543
Interest expense	971,028	141,016	54,522	34,611	235,776	1,436,953	(846)	1,436,107
General and administrative	55,782	15,569	4,155	87,619	17,087	180,212	—	180,212
Costs of rental operations	8,777	—	22,806	13,259	—	44,842	—	44,842
Depreciation and amortization	7,206	103	31,960	9,788	84	49,141	—	49,141
Credit loss provision, net	225,720	18,008	—	—	—	243,728	—	243,728
Other expense	2,858	17	18	(148)	—	2,745	—	2,745
Total costs and expenses	1,271,867	174,713	113,461	145,129	393,994	2,099,164	(846)	2,098,318
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	—	181,688	181,688
Change in fair value of servicing rights	—	—	—	401	—	401	1,193	1,594
Change in fair value of investment securities, net	69,259	—	—	(51,889)	—	17,370	(16,603)	767
Change in fair value of mortgage loans, net	25,874	—	—	36,828	—	62,702	—	62,702
Income from affordable housing fund investments	—	—	291,244	—	—	291,244	—	291,244
Earnings (loss) from unconsolidated entities	4,410	5,702	—	8,849	—	18,961	(2,239)	16,722
(Loss) gain on sale of investments and other assets, net	(112)	—	—	25,841	—	25,729	—	25,729
(Loss) gain on derivative financial instruments, net	(25,206)	123	2,111	(4,348)	(11,285)	(38,605)	—	(38,605)
Foreign currency gain (loss), net	60,644	201	(11)	—	—	60,834	—	60,834
Loss on extinguishment of debt	(804)	—	—	(434)	—	(1,238)	—	(1,238)
Other (loss) income, net	(135,576)	—	(5)	29	—	(135,552)	—	(135,552)
Total other income (loss)	(1,511)	6,026	293,339	15,277	(11,285)	301,846	164,039	465,885
Income (loss) before income taxes	430,832	71,298	274,050	44,952	(403,657)	417,475	—	417,475
Income tax benefit (provision)	990	590	—	(898)	—	682	—	682
Net income (loss)	431,822	71,888	274,050	44,054	(403,657)	418,157	—	418,157
Net income attributable to non-controlling interests	(14)	—	(77,156)	(1,774)	—	(78,944)	—	(78,944)
Net income (loss) attributable to Starwood Property Trust, Inc.	$431,808	$71,888	$196,894	$42,280	$(403,657)	$339,213	$—	$339,213

The table below presents our results of operations for the year ended December 31, 2022 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Revenues:
Interest income from loans	$1,058,326	$150,230	$—	$9,965	$—	$1,218,521	$—	$1,218,521
Interest income from investment securities	102,125	3,681	—	99,043	—	204,849	(139,791)	65,058
Servicing fees	558	—	—	54,836	—	55,394	(15,035)	40,359
Rental income	6,467	—	91,587	30,209	—	128,263	—	128,263
Other revenues	504	451	245	11,258	69	12,527	(12)	12,515
Total revenues	1,167,980	154,362	91,832	205,311	69	1,619,554	(154,838)	1,464,716
Costs and expenses:
Management fees	592	—	—	—	154,959	155,551	—	155,551
Interest expense	501,126	79,137	33,938	26,686	157,097	797,984	(863)	797,121
General and administrative	52,701	14,187	4,069	85,478	18,777	175,212	288	175,500
Costs of rental operations	7,833	—	21,868	14,414	—	44,115	—	44,115
Depreciation and amortization	4,720	387	32,714	11,472	—	49,293	—	49,293
Credit loss provision, net	39,780	6,877	—	—	—	46,657	—	46,657
Other expense	4,885	3	62	(236)	—	4,714	—	4,714
Total costs and expenses	611,637	100,591	92,651	137,814	330,833	1,273,526	(575)	1,272,951
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	—	124,001	124,001
Change in fair value of servicing rights	—	—	—	(2,051)	—	(2,051)	3,061	1,010
Change in fair value of investment securities, net	11,818	—	—	(43,179)	—	(31,361)	29,157	(2,204)
Change in fair value of mortgage loans, net	(352,412)	—	—	6,190	—	(346,222)	—	(346,222)
Income from affordable housing fund investments	—	—	755,736	—	—	755,736	—	755,736
(Loss) earnings from unconsolidated entities	(11,242)	3,982	—	2,871	—	(4,389)	(1,934)	(6,323)
Gain on sale of investments and other assets, net	86,532	—	—	51,079	—	137,611	—	137,611
Gain (loss) on derivative financial instruments, net	338,994	1,235	35,081	41,692	(82,987)	334,015	—	334,015
Foreign currency (loss) gain, net	(96,651)	(317)	12	—	—	(96,956)	—	(96,956)
Loss on extinguishment of debt	(209)	(469)	—	(507)	—	(1,185)	—	(1,185)
Other (loss) income, net	(92,632)	—	(1,103)	—	—	(93,735)	25	(93,710)
Total other income (loss)	(115,802)	4,431	789,726	56,095	(82,987)	651,463	154,310	805,773
Income (loss) before income taxes	440,541	58,202	788,907	123,592	(413,751)	997,491	47	997,538
Income tax benefit (provision)	69,199	12	—	(7,688)	—	61,523	—	61,523
Net income (loss)	509,740	58,214	788,907	115,904	(413,751)	1,059,014	47	1,059,061
Net income attributable to non-controlling interests	(14)	—	(172,598)	(14,927)	—	(187,539)	(47)	(187,586)
Net income (loss) attributable to Starwood Property Trust, Inc.	$509,726	$58,214	$616,309	$100,977	$(413,751)	$871,475	$—	$871,475

The table below presents our consolidated balance sheet as of December 31, 2024 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Assets:
Cash and cash equivalents	$19,743	$122,134	$24,717	$11,946	$199,291	$377,831	$—	$377,831
Restricted cash	147,502	21,986	1,133	5,543	—	176,164	—	176,164
Loans held-for-investment, net	12,895,064	2,541,949	—	—	—	15,437,013	—	15,437,013
Loans held-for-sale	2,394,624	—	—	121,384	—	2,516,008	—	2,516,008
Investment securities	909,762	17,273	—	1,225,024	—	2,152,059	(1,618,801)	533,258
Properties, net	650,966	—	657,246	65,466	—	1,373,678	—	1,373,678
Investments of consolidated affordable housing fund	—	—	2,073,533	—	—	2,073,533	—	2,073,533
Investments in unconsolidated entities	26,441	54,105	—	33,640	—	114,186	(14,816)	99,370
Goodwill	—	119,409	—	140,437	—	259,846	—	259,846
Intangible assets	10,637	—	22,101	63,711	—	96,449	(35,745)	60,704
Derivative assets	174,507	—	115	898	—	175,520	—	175,520
Accrued interest receivable	150,474	13,961	—	684	2,648	167,767	—	167,767
Other assets	206,103	8,190	52,243	8,700	92,993	368,229	—	368,229
VIE assets, at fair value	—	—	—	—	—	—	38,937,576	38,937,576
Total Assets	$17,585,823	$2,899,007	$2,831,088	$1,677,433	$294,932	$25,288,283	$37,268,214	$62,556,497
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$185,303	$30,157	$13,232	$57,624	$148,268	$434,584	$—	$434,584
Related-party payable	—	—	—	—	38,958	38,958	—	38,958
Dividends payable	—	—	—	—	163,383	163,383	—	163,383
Derivative liabilities	67,452	—	—	—	27,438	94,890	—	94,890
Secured financing agreements, net	7,912,536	760,299	479,732	591,094	1,428,227	11,171,888	(20,331)	11,151,557
Collateralized loan obligations and single asset securitization, net	1,966,865	1,229,561	—	—	—	3,196,426	—	3,196,426
Unsecured senior notes, net	—	—	—	—	2,994,682	2,994,682	—	2,994,682
VIE liabilities, at fair value	—	—	—	—	—	—	37,288,545	37,288,545
Total Liabilities	10,132,156	2,020,017	492,964	648,718	4,800,956	18,094,811	37,268,214	55,363,025
Temporary Equity: Redeemable non-controlling interests	—	—	426,695	—	—	426,695	—	426,695
Permanent Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Common stock	—	—	—	—	3,449	3,449	—	3,449
Additional paid-in capital	1,363,238	619,428	(398,205)	(706,746)	5,445,048	6,322,763	—	6,322,763
Treasury stock	—	—	—	—	(138,022)	(138,022)	—	(138,022)
Retained earnings (accumulated deficit)	6,076,720	259,562	2,102,389	1,613,151	(9,816,499)	235,323	—	235,323
Accumulated other comprehensive income	13,594	—	—	—	—	13,594	—	13,594
Total Starwood Property Trust, Inc. Stockholders’ Equity	7,453,552	878,990	1,704,184	906,405	(4,506,024)	6,437,107	—	6,437,107
Non-controlling interests in consolidated subsidiaries	115	—	207,245	122,310	—	329,670	—	329,670
Total Permanent Equity	7,453,667	878,990	1,911,429	1,028,715	(4,506,024)	6,766,777	—	6,766,777
Total Liabilities and Equity	$17,585,823	$2,899,007	$2,831,088	$1,677,433	$294,932	$25,288,283	$37,268,214	$62,556,497

The table below presents our consolidated balance sheet as of December 31, 2023 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Assets:
Cash and cash equivalents	$8,823	$56,300	$19,957	$22,011	$87,569	$194,660	$—	$194,660
Restricted cash	23,902	28,693	1,016	5,175	58,526	117,312	—	117,312
Loans held-for-investment, net	15,069,389	2,495,660	—	9,200	—	17,574,249	—	17,574,249
Loans held-for-sale	2,604,594	—	—	41,043	—	2,645,637	—	2,645,637
Investment securities	1,147,829	19,042	—	1,147,550	—	2,314,421	(1,578,859)	735,562
Properties, net	431,155	—	555,455	59,774	—	1,046,384	—	1,046,384
Properties held-for-sale	—	—	290,937	—	—	290,937	—	290,937
Investments of consolidated affordable housing fund	—	—	2,012,833	—	—	2,012,833	—	2,012,833
Investments in unconsolidated entities	19,151	52,691	—	33,134	—	104,976	(14,600)	90,376
Goodwill	—	119,409	—	140,437	—	259,846	—	259,846
Intangible assets	13,415	—	25,432	63,985	—	102,832	(37,865)	64,967
Derivative assets	55,559	84	5,638	2,156	—	63,437	—	63,437
Accrued interest receivable	180,441	12,485	1,502	1,369	5,070	200,867	—	200,867
Other assets	301,436	3,486	50,459	15,828	49,564	420,773	—	420,773
VIE assets, at fair value	—	—	—	—	—	—	43,786,356	43,786,356
Total Assets	$19,855,694	$2,787,850	$2,963,229	$1,541,662	$200,729	$27,349,164	$42,155,032	$69,504,196
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$106,236	$45,232	$12,225	$44,452	$85,297	$293,442	$—	$293,442
Related-party payable	—	—	—	—	44,816	44,816	—	44,816
Dividends payable	—	—	—	—	152,888	152,888	—	152,888
Derivative liabilities	54,066	—	—	—	48,401	102,467	—	102,467
Secured financing agreements, net	10,368,668	1,088,965	598,350	495,857	1,336,913	13,888,753	(20,757)	13,867,996
Collateralized loan obligations and single asset securitization, net	2,674,938	816,354	—	—	—	3,491,292	—	3,491,292
Unsecured senior notes, net	—	—	—	—	2,158,888	2,158,888	—	2,158,888
Debt related to properties held-for-sale	—	—	193,691	—	—	193,691	—	193,691
VIE liabilities, at fair value	—	—	—	—	—	—	42,175,734	42,175,734
Total Liabilities	13,203,908	1,950,551	804,266	540,309	3,827,203	20,326,237	42,154,977	62,481,214
Temporary Equity: Redeemable non-controlling interests	—	—	414,348	—	—	414,348	—	414,348
Permanent Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Common stock	—	—	—	—	3,208	3,208	—	3,208
Additional paid-in capital	1,121,413	664,621	(437,169)	(705,176)	5,220,981	5,864,670	—	5,864,670
Treasury stock	—	—	—	—	(138,022)	(138,022)	—	(138,022)
Retained earnings (accumulated deficit)	5,514,906	172,678	1,974,539	1,556,399	(8,712,641)	505,881	—	505,881
Accumulated other comprehensive income	15,352	—	—	—	—	15,352	—	15,352
Total Starwood Property Trust, Inc. Stockholders’ Equity	6,651,671	837,299	1,537,370	851,223	(3,626,474)	6,251,089	—	6,251,089
Non-controlling interests in consolidated subsidiaries	115	—	207,245	150,130	—	357,490	55	357,545
Total Permanent Equity	6,651,786	837,299	1,744,615	1,001,353	(3,626,474)	6,608,579	55	6,608,634
Total Liabilities and Equity	$19,855,694	$2,787,850	$2,963,229	$1,541,662	$200,729	$27,349,164	$42,155,032	$69,504,196

Revenues generated from foreign sources were $438.8 million, $455.6 million and $275.3 million for the years ended December 31, 2024, 2023 and 2022, respectively. The majority of our revenues generated from foreign sources are derived from the United Kingdom and Australia. Refer to Schedules III and IV for a detailed listing of the properties and loans held by the Company, including their respective geographic locations.
24. Subsequent Events
Our significant events subsequent to December 31, 2024 were as follows:
Term Loan Amendment
In January 2025, we closed on an amendment to our July 2026 term loan facility described in Note 11, increasing the facility size to $900.0 million, reducing the spread to SOFR + 2.25% and extending the maturity date from July 2026 to January 2030. We also closed on an amendment to our existing revolving credit facility, increasing the facility by $50.0 million, to $200.0 million, and extending the maturity date from April 2026 to January 2030.

Starwood Property Trust, Inc. and Subsidiaries
Schedule III—Real Estate and Accumulated Depreciation
December 31, 2024
(Dollars in thousands)

				Costs
		Initial Cost		Capitalized	Gross Amounts Carried at
Property Type /		to Company		Subsequent to	December 31, 2024				Accumulated	Acquisition
Geographic Location	Encumbrances	Land	Property	Acquisition(1)	Land	Property	Total		Depreciation(3)	Date
Aggregated Properties
Hotel - U.S., Midwest (1 property)	$—	$—	$5,565	$1,819	$—	$7,384	$7,384		$(5,354)	Feb-18
Hotel - U.S., South East (1 property)	—	2,149	5,571	—	2,149	5,571	7,720		(56)	Nov-24
Industrial - U.S., South East (1 property)	—	813	—	—	813	—	813		—	Mar-19
Medical office - U.S., Midwest (7 properties)	59,938	2,764	97,760	11,915	2,764	109,675	112,439		(25,324)	Dec-16
Medical office - U.S., North East (7 properties)	174,864	11,283	176,996	249	11,283	177,245	188,528		(43,069)	Dec-16
Medical office - U.S., South East (6 properties)	71,823	7,930	117,678	4,189	7,930	121,867	129,797		(30,318)	Dec-16
Medical office - U.S., South West (8 properties)	99,805	15,921	126,842	5,807	15,921	132,649	148,570		(34,255)	Dec-16
Medical office - U.S., West (6 properties)	83,570	13,415	107,845	5,766	13,415	113,611	127,026		(31,372)	Dec-16
Mixed Use - U.S., - North East (1 property)	—	4,651	5,476	—	4,651	5,476	10,127		(86)	Jun-24
Mixed Use - U.S., West (1 property)	8,667	1,002	14,323	1,876	1,002	16,199	17,201		(4,180)	Feb-16
Multifamily - U.S., South East (1 property)	—	4,420	46,880	—	4,420	46,880	51,300		(892)	May-24
Multifamily - US., South West (3 properties)	—	34,202	140,185	—	34,202	140,185	174,387		(924)	Oct-24 to Nov-24
Multifamily - U.S., West (1 property)	—	12,402	48,454	—	12,402	48,454	60,856		(1,466)	Dec-23
Multifamily Conversion - Mid Atlantic (1 property)	—	26,056	88,644	523	26,056	89,167	115,223		—	May-24
Office - U.S., North East (1 property)	17,895	7,250	10,614	8,834	7,250	19,448	26,698		(9,280)	May-18
Office - U.S., South West (1 property)	87,750	32,867	79,661	—	23,177	59,281	82,458		(10,835)	May-22
Office - U.S., West (2 properties)	—	65,363	183,731	9,888	40,045	124,103	164,148		(8,269)	Oct-17 to Dec-22
Residential - U.S., North East (1 property)	—	—	82,600	27,314	—	109,914	109,914		—	Oct-20 to Apr-21
Retail - U.S., Midwest (2 properties)	11,542	8,161	39,498	1,971	8,161	41,469	49,630		(4,861)	Nov-15 to May-23
	$615,854	$250,649	$1,378,323	$80,151	$215,641	$1,368,578	$1,584,219	(2)	$(210,541)
__________________________________________
Notes to Schedule III:

(1)No material costs subsequent to acquisition were capitalized to land.

(2)The aggregate cost for federal income tax purposes is $1.9 billion.

(3)Depreciation is computed based upon estimated useful lives as described in Note 7 to the Consolidated Financial Statements.

The following schedule presents our real estate activity during the years ended December 31, 2024, 2023 and 2022 (in thousands):

	2024	2023	2022
Beginning balance, January 1	$1,570,501	$1,659,495	$1,347,844
Additions during the year:
Acquisitions through foreclosure and other transfers	350,514	97,585	357,360
Other acquisitions	7,720	—	—
Improvements	22,990	22,669	20,931
Total additions	381,224	120,254	378,291
Deductions during the year:
Costs of real estate sold	(367,506)	(84,309)	(66,578)
Impairments	—	(124,902)	—
Other	—	(37)	(62)
Total deductions	(367,506)	(209,248)	(66,640)
Ending balance, December 31	$1,584,219	$1,570,501	$1,659,495

The following schedule presents activity within accumulated depreciation during the years ended December 31, 2024, 2023 and 2022 (in thousands):

	2024	2023	2022
Beginning balance, January 1	$233,180	$209,509	$181,457
Depreciation expense	33,175	40,858	40,006
Disposition/write-offs	(55,814)	(17,187)	(11,954)
Ending balance, December 31	$210,541	$233,180	$209,509

Starwood Property Trust, Inc. and Subsidiaries
Schedule IV—Mortgage Loans on Real Estate
December 31, 2024
(Dollars in thousands)

							Principal
							Amount of
	Prior	Face	Carrying		Payment	Maturity	Delinquent
Description/Location	Liens (1)	Amount (1)	Amount	Interest Rate (2)	Terms (1)	Date (3)	Loans
Individually Significant Mortgage Loans
Mixed Use, Various, United Kingdom (1 mortgage)	None	641,814	640,150	SONIA ON+5.40%	I/O	2/25/2028	—
Other, Various, Australia (1 mortgage)	None	851,950	845,593	3BBSY+4.75%	I/O	6/24/2029	—
Aggregated First Mortgages: (4)
Hotel, International, Floating (1 mortgage)	N/A	N/A	138,859	3EUR+ 4.50%	N/A	2027	—
Hotel, International, Floating (1 mortgage)	N/A	N/A	71,146	SARON+ 4.75%	N/A	2027	—
Hotel, International, Floating (1 mortgage)	N/A	N/A	26,015	SOFR+ 5.00%	N/A	2029	—
Hotel, Mid Atlantic, Floating (1 mortgage)	N/A	N/A	84,400	SOFR+ 3.30%	N/A	2028	—
Hotel, Midwest, Floating (1 mortgage)	N/A	N/A	53,415	SOFR+ 3.85%	N/A	2025	—
Hotel, North East, Floating (5 mortgages)	N/A	N/A	377,094	SOFR+ 3.40% to 5.85%	N/A	2025-2029	—
Hotel, South East, Floating (4 mortgages)	N/A	N/A	466,672	SOFR+ 3.25% to 6.25%	N/A	2025-2027	—	(5)
Hotel, South West, Floating (1 mortgage)	N/A	N/A	97,487	SOFR+ 2.85%	N/A	2026	—
Hotel, West, Floating (1 mortgage)	N/A	N/A	37,763	P+ 1.19%	N/A	2022	37,763	(6)
Industrial, International, Floating (1 mortgage)	N/A	N/A	149,508	3BBSY+ 3.10%	N/A	2028	—
Industrial, International, Floating (1 mortgage)	N/A	N/A	247,596	SONIA ON+ 3.25% 3EUR+ 3.25%	N/A	2029	—
Industrial, North East, Floating (4 mortgages)	N/A	N/A	512,938	SOFR+ 2.90% to 5.55%	N/A	2026-2029	—
Industrial, West, Floating (3 mortgages)	N/A	N/A	155,961	SOFR+ 3.00% to 6.00%	N/A	2026-2029	—
Mixed Use, International, Floating (1 mortgage)	N/A	N/A	79,214	3EUR+ 4.65%	N/A	2027	—
Mixed Use, Mid Atlantic, Floating (1 mortgage)	N/A	N/A	201,712	SOFR+ 3.26%	N/A	2025	—
Mixed Use, South East, Floating (1 mortgage)	N/A	N/A	153,908	SOFR+ 3.65%	N/A	2028	—
Mixed Use, South West, Floating (1 mortgage)	N/A	N/A	239,389	SOFR+ 4.60%	N/A	2026	—
Multifamily, International, Floating (3 mortgages)	N/A	N/A	572,933	SONIA ON+ 3.25% to 4.07%	N/A	2026-2028	—
Multifamily, Mid Atlantic, Floating (2 mortgages)	N/A	N/A	288,387	SOFR+ 2.95% to 3.40%	N/A	2026-2027	—
Multifamily, North East, Floating (3 mortgages)	N/A	N/A	269,239	SOFR+ 3.15% to 3.50%	N/A	2026-2030	—
Multifamily, Northeast, Floating (3 mortgages)	N/A	N/A	400,570	SOFR+ 3.35%	N/A	2025-2028	—
Multifamily, South East, Floating (20 mortgages)	N/A	N/A	1,370,718	SOFR+ 1.55% to 5.00%	N/A	2026-2029	43,971
Multifamily, South West, Floating (24 mortgages)	N/A	N/A	1,230,928	SOFR+ 0.90% to 4.35%	N/A	2026-2027	—
Multifamily, West, Floating (6 mortgages)	N/A	N/A	568,229	SOFR+ 1.95% to 3.85%	N/A	2025-2028	—
Office, International, Floating (2 mortgages)	N/A	N/A	222,621	3EUR+ 2.74% to 3.75%	N/A	2026-2028	—
Office, International, Floating (2 mortgages)	N/A	N/A	235,101	SONIA ON+ 3.55% to 4.37%	N/A	2026-2027	—
Office, Mid Atlantic, Floating (1 mortgage)	N/A	N/A	121,621	P+ 0.19%	N/A	2024	121,621
Office, Mid Atlantic, Floating (3 mortgages)	N/A	N/A	561,243	SOFR+ 1.00% to 3.75%	N/A	2025-2027	—
Office, Midwest, Floating (2 mortgages)	N/A	N/A	146,173	SOFR+ 1.00% to 2.45%	N/A	2026-2027	—
Office, North East, Fixed (1 mortgage)	N/A	N/A	96,095	6.00%	N/A	2026	—
Office, North East, Floating (4 mortgages)	N/A	N/A	317,039	SOFR+ 1.57% to 4.00%	N/A	2025-2029	—
Office, South East, Fixed (1 mortgage)	N/A	N/A	46,212	6.75%	N/A	2025	—
Office, South East, Floating (2 mortgages)	N/A	N/A	296,431	SOFR+ 1.00% to 3.10%	N/A	2028	—
Office, South West, Floating (3 mortgages)	N/A	N/A	463,325	SOFR+ 3.30% to 4.50%	N/A	2026-2029	—
Office, West, Floating (2 mortgages)	N/A	N/A	318,656	SOFR+ 0.00% to 2.80%	N/A	2025-2027	—
Other, International, Floating (1 mortgage)	N/A	N/A	276,939	SONIA ON+ 5.01%	N/A	2028	—
Other, Midwest, Floating (1 mortgage)	N/A	N/A	29,747	SOFR+ 7.50%	N/A	2029	—
Other, North East, Floating (1 mortgage)	N/A	N/A	152,890	SOFR+ 1.57%	N/A	2026	—
Other, South West, Fixed (1 mortgage)	N/A	N/A	20,000	7.00%	N/A	2028	—
Residential, North East, Floating (1 mortgage)	N/A	N/A	111,673	SOFR+ 4.25%	N/A	2028	—
Residential, South East, Floating (1 mortgage)	N/A	N/A	45,184	SOFR+ 5.80%	N/A	2026	—
Retail, North East, Floating (1 mortgage)	N/A	N/A	186,861	SOFR+ 10.75%	N/A	2026	—
Loans Held-for-Sale, Various, Fixed	N/A	N/A	2,516,008	2.80% to 10.50%	N/A	2028-2062	91,184
Aggregated Subordinated and Mezzanine Loans: (4)
Hotel, West, Floating (1 mortgage)	N/A	N/A	16,838	SOFR+ 11.08%	N/A	2026	—
Industrial, South East, Floating (1 mortgage)	N/A	N/A	16,405	SOFR+ 9.43%	N/A	2025	—
Industrial, West, Floating (1 mortgage)	N/A	N/A	97,900	SOFR+ 8.00%	N/A	2025	—
Multifamily, Northeast, Floating (1 mortgage)	N/A	N/A	5,792	SOFR+ 3.35%	N/A	2025	—
Office, International, Floating (3 mortgages)	N/A	N/A	48,514	3EUR+ 4.00% to 8.95%	N/A	2025-2029	—

							Principal
							Amount of
	Prior	Face	Carrying		Payment	Maturity	Delinquent
Description/Location	Liens (1)	Amount (1)	Amount	Interest Rate (2)	Terms (1)	Date (3)	Loans
Office, West, Floating (1 mortgage)	N/A	N/A	106,650	SOFR+ 6.34%	N/A	2027	—
Residential, North East, Floating (1 mortgage)	N/A	N/A	12,891	SOFR+ 7.75%	N/A	2028	—
Residential, West, Fixed (1 mortgage)	N/A	N/A	44,373	9.00%	N/A	2028	—
Retail, Midwest, Fixed (1 mortgage)	N/A	N/A	4,925	7.16%	N/A	2024	4,925
Loan Loss Allowance	—	—	(436,812)				—
Prepaid Loan Costs, Net	—	—	3,698				—
			$15,364,817	(7)			$299,464
__________________________________________
Notes to Schedule IV:
(1)Disclosure of prior liens, face amount and payment terms are only required for individually significant mortgage loans. I/O = interest only until maturity.
(2)3EUR = three month EURO LIBOR rate, SOFR = one month SOFR rate, 3BBSY = three month BBSY rate, SARON = SARON overnight rate, SONIA ON = SONIA overnight rate, P = Prime rate.
(3)Based on fully extended maturity date.
(4)First mortgages include first mortgage loans and any contiguous mezzanine loan components because as a whole, the expected credit quality of these loans is more similar to that of a first mortgage loan.
(5)Includes a $174.4 million first mortgage and mezzanine loan in maturity default, but the borrower is complying with all other loan terms and the loan is in the process of modification to restore to current status.
(6)Repaid subsequent to December 31, 2024.
(7)The aggregate cost for federal income tax purposes is $15.9 billion.

The following schedule presents activity within our Commercial and Residential Lending Segment and Investing and Servicing Segment loan portfolios during the years ended December 31, 2024, 2023 and 2022 (amounts in thousands):

	For the year ended December 31,
	2024	2023	2022
Balance at January 1	$17,653,215	$18,774,708	$16,368,799
Acquisitions/originations/additional funding	3,458,020	2,441,608	9,474,999
Capitalized interest	94,277	124,214	122,711
Basis of loans sold	(1,767,780)	(866,104)	(4,226,727)
Loan maturities/principal repayments	(3,486,272)	(2,763,682)	(1,962,657)
Discount accretion/premium amortization	40,351	52,601	52,334
Changes in fair value	75,880	62,702	(346,222)
Foreign currency translation, net	(189,019)	152,869	(304,051)
Credit loss provision, net	(162,724)	(222,266)	(42,201)
Loan foreclosure, equity control and conversion to equity interest	(351,131)	(102,774)	(273,929)
Transfer to/from other asset classifications or between segments	—	(661)	(88,348)
Balance at December 31	$15,364,817	$17,653,215	$18,774,708
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
As of December 31, 2024, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, our management has concluded that our internal control over financial reporting as of December 31, 2024 is effective.
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
The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included in this Form 10-K, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2024.
Changes in Internal Control Over Financial Reporting. No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
(a) None.
(b) During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection.
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Information required by this Item with respect to members of our board of directors and with respect to our Audit Committee will be contained in the Proxy Statement for the 2025 Annual Meeting of Shareholders (“2025 Proxy Statement”) under the captions “Election of Directors” and “Board and Committee Meetings—Audit Committee” and is incorporated herein by this reference. Information required by this Item with respect to our executive officers will be contained in the 2025 Proxy Statement under the caption “Our Executive Officers,” and is incorporated herein by this reference.
Code of Ethics
We have adopted a Code of Business Conduct and Ethics for all directors, officers and employees of the Company which is available on our website at http://ir.starwoodpropertytrust.com/govdocs. In addition, stockholders may request a free copy of the Code of Business Conduct and Ethics from:
Starwood Property Trust, Inc.
Attention: Investor Relations
2340 Collins Avenue, Suite 700
Miami Beach, FL 33139
(305) 695-5500

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

Insider Trading Policy

We have adopted an Insider Trading Policy governing the purchase and sale of our securities by directors, officers and employees that is designed to promote compliance with insider trading laws, rules and regulations, and applicable listing standards. A copy of our Insider Trading Policy is filed with this Form 10-K as Exhibit 19.1.

Item 11. Executive Compensation.
Information required by this Item will be contained in the 2025 Proxy Statement under the captions “Executive Compensation” and “Non-Employee Director Compensation” and is incorporated herein by this reference, provided that the Compensation Committee Report shall not be deemed to be “filed” with this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required by this Item will be contained in the 2025 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners, Directors and Management” and “Executive Compensation – Equity Compensation Plan Information” and is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information required by this Item will be contained in the 2025 Proxy Statement under the captions “Certain Relationships and Related Transactions” and “How Directors are Selected, Elected and Evaluated—Determination of Director Independence” and is incorporated herein by this reference.
Item 14. Principal Accountant Fees and Services.
Information required by this Item will be contained in the 2025 Proxy Statement under the captions “Independent Registered Public Accounting Firm” and “Independent Registered Public Accounting Firm – Pre-Approval Policies for Services of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

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

4.3	Form of 6.750% Convertible Senior Notes due 2027 (Incorporated by reference as Exhibit A to Exhibit 4.2 of the Company's Current Report on Form 8-K filed July 3, 2023)
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

Exhibit No.	Description
4.8
Indenture, dated as of December 15, 2021, between Starwood Property Trust, Inc. and The Bank of New York Mellon, as trustee (including the form of Starwood Property Trust, Inc.’s 3.750% Senior Notes due 2024) (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed December 15, 2021)

4.9
Indenture, dated as of January 25, 2022, between Starwood Property Trust, Inc. and The Bank of New York Mellon, as trustee (including the form of Starwood Property Trust, Inc.’s 4.375% Senior Notes due 2027) (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed January 25, 2022)

4.10
Indenture, dated as of March 27, 2024, between Starwood Property Trust, Inc. and The Bank of New York Mellon, as trustee (including the form of Starwood Property Trust, Inc.’s 7.250% Senior Notes due 2029) (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed March 27, 2024)

4.11
Indenture, dated as of October 10, 2024, between Starwood Property Trust, Inc. and The Bank of New York Mellon, as trustee (including the form of Starwood Property Trust, Inc.’s 6.000% Senior Notes due 2030) (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed October 10, 2024)

4.12
Indenture, dated as of December 27, 2024, between Starwood Property Trust, Inc. and The Bank of New York Mellon, as trustee (including the form of Starwood Property Trust, Inc.’s 6.500% Senior Notes due 2030) (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed December 27, 2024)

4.13
Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (Incorporated by reference to Exhibit 4.14 of the Company’s Annual Report on Form 10-K filed February 25, 2020)

10.1
Registration Rights Agreement, dated August 17, 2009, among Starwood Property Trust, Inc., SPT Investment, LLC and SPT Management, LLC (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed November 16, 2009)

10.2
Management Agreement, dated August 17, 2009, among SPT Management, LLC and Starwood Property Trust, Inc. (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed November 16, 2009)

10.3
Amendment No. 1, dated as of May 7, 2012, to Management Agreement, dated August 17, 2009, as amended, between Starwood Property Trust, Inc. and SPT Management, LLC (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 8, 2012)

10.4
Amendment No. 2, dated as of December 4, 2014, to Management Agreement, dated August 17, 2009, as amended, between Starwood Property Trust, Inc. and SPT Management, LLC (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 5, 2014)

10.5
Amendment No. 3, dated as of August 4, 2016, to Management Agreement, dated August 17, 2009, as amended, between Starwood Property Trust, Inc. and SPT Management, LLC (Incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K filed February 23, 2017)

10.6
Amendment No. 4, dated February 15, 2018 and effective as of December 28, 2017, to Management Agreement, dated August 17, 2009, as amended, between Starwood Property Trust, Inc. and SPT Management, LLC (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 22, 2018)

10.7
Co-Investment and Allocation Agreement, dated August 17, 2009, among Starwood Property Trust, Inc., SPT Management, LLC and Starwood Capital Group Global, L.P. (Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed November 16, 2009)

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

19.1	Starwood Property Trust, Inc. Insider Trading Policy

Exhibit No.	Description
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Starwood Property Trust, Inc. Policy on Recoupment of Incentive Compensation (Incorporated by reference to Exhibit 97.1 of the Company’s Annual Report on Form 10-K filed February 22, 2024)
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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
Date: February 27, 2025
	By:	/s/ BARRY S. STERNLICHT
Barry S. Sternlicht Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 27, 2025	By:	/s/ BARRY S. STERNLICHT
Barry S. Sternlicht Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: February 27, 2025	By:	/s/ RINA PANIRY
Rina Paniry Chief Financial Officer, Treasurer, Chief Accounting Officer and Principal Financial Officer

Date: February 27, 2025	By:	/s/ RICHARD D. BRONSON
Richard D. Bronson Director

Date: February 27, 2025	By:	/s/ JEFFREY G. DISHNER
Jeffrey G. Dishner Director

Date: February 27, 2025	By:	/s/ CAMILLE J. DOUGLAS
Camille J. Douglas Director

Date: February 27, 2025	By:	/s/ DEBORAH L. HARMON
Deborah L. Harmon Director

Date: February 27, 2025	By:	/s/ SOLOMON J. KUMIN
Solomon J. Kumin Director

Date: February 27, 2025	By:	/s/ FRED PERPALL
Fred Perpall Director

Date: February 27, 2025	By:	/s/ FRED S. RIDLEY
Fred S. Ridley Director

Date: February 27, 2025	By:	/s/ STRAUSS ZELNICK
Strauss Zelnick Director