Form 10-Q
period 2025-03-31
STARWOOD PROPERTY TRUST, INC.
filed 2025-05-09
CIK 1465128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-34436
__________________________________________________
Starwood Property Trust, Inc.
(Exact name of registrant as specified in its charter)

Maryland	27-0247747
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2340 Collins Avenue, Suite 700
Miami Beach, Florida	33139
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code:
(305) 695-5500
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of May 2, 2025 was 339,454,864.

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
These forward-looking statements are based largely on our current beliefs, assumptions and expectations of our future performance taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or within our control, and which could materially affect actual results, performance or achievements. Factors that may cause actual results to vary from our forward-looking statements include, but are not limited to:
•factors described in our Annual Report on Form 10-K for the year ended December 31, 2024 and this Quarterly Report on Form 10-Q, including those set forth under the captions “Risk Factors”, “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited, amounts in thousands, except share data)

	As of March 31,	As of December 31,
	2025	2024
Assets:
Cash and cash equivalents	$440,580	$377,831
Restricted cash	251,771	176,164
Loans held-for-investment, net of credit loss allowances of $428,067 and $448,295	16,521,979	15,437,013
Loans held-for-sale, at fair value	2,446,636	2,516,008
Investment securities, net of credit loss allowances of $23,490 and $24,463 ($127,040 and $126,297 held at fair value)	497,459	533,258
Properties, net	1,413,234	1,373,678
Investments of consolidated affordable housing fund, at fair value	2,065,498	2,073,533
Investments in unconsolidated entities	98,462	99,370
Goodwill	259,846	259,846
Intangible assets ($23,143 and $22,390 held at fair value)	59,797	60,704
Derivative assets	84,972	175,520
Accrued interest receivable	142,691	167,767
Other assets	409,804	368,229
Variable interest entity (“VIE”) assets, at fair value	37,470,618	38,937,576
Total Assets	$62,163,347	$62,556,497
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$479,895	$434,584
Related-party payable	36,538	38,958
Dividends payable	165,039	163,383
Derivative liabilities	72,975	94,890
Secured financing agreements, net	12,438,438	11,151,557
Collateralized loan obligations and single asset securitization, net	3,165,296	3,196,426
Unsecured senior notes, net	2,747,330	2,994,682
VIE liabilities, at fair value	35,901,085	37,288,545
Total Liabilities	55,006,596	55,363,025
Commitments and contingencies (Note 22)
Temporary Equity: Redeemable non-controlling interests	426,835	426,695
Permanent Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Preferred stock, $0.01 per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 per share, 500,000,000 shares authorized, 346,825,014 issued and 339,376,323 outstanding as of March 31, 2025 and 344,858,379 issued and 337,409,688 outstanding as of December 31, 2024	3,468	3,449
Additional paid-in capital	6,343,893	6,322,763
Treasury stock (7,448,691 shares)	(138,022)	(138,022)
Retained earnings	183,599	235,323
Accumulated other comprehensive income	12,727	13,594
Total Starwood Property Trust, Inc. Stockholders’ Equity	6,405,665	6,437,107
Non-controlling interests in consolidated subsidiaries	324,251	329,670
Total Permanent Equity	6,729,916	6,766,777
Total Liabilities and Equity	$62,163,347	$62,556,497
________________________________________________________
Note: In addition to the VIE assets and liabilities which are separately presented, our condensed consolidated balance sheets as of both March 31, 2025 and December 31, 2024 include assets of $4.1 billion and liabilities of $3.2 billion related to consolidated collateralized loan obligations (“CLOs”) and a single asset securitization (“SASB”), which are considered to be VIEs. The CLOs’ and SASB’s assets can only be used to settle obligations of the CLOs and SASB, and the CLOs’ and SASB’s liabilities do not have recourse to Starwood Property Trust, Inc. Refer to Note 15 for additional discussion of VIEs.
See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited, amounts in thousands, except per share data)

	For the Three Months Ended March 31,
	2025	2024
Revenues:
Interest income from loans	$353,923	$463,492
Interest income from investment securities	12,221	18,206
Servicing fees	17,460	9,689
Rental income	29,183	28,847
Other revenues	5,393	2,854
Total revenues	418,180	523,088
Costs and expenses:
Management fees	40,763	46,014
Interest expense	292,158	355,956
General and administrative	48,147	50,663
Costs of rental operations	14,820	10,344
Depreciation and amortization	11,484	9,818
Credit loss (reversal) provision, net	(24,999)	35,839
Other expense	1,851	674
Total costs and expenses	384,224	509,308
Other income (loss):
Change in net assets related to consolidated VIEs	28,691	10,086
Change in fair value of servicing rights	753	228
Change in fair value of investment securities, net	(173)	915
Change in fair value of mortgage loans, net	58,404	(29,013)
Income from affordable housing fund investments	3,910	9,448
Earnings from unconsolidated entities	537	7,675
Gain on sale of investments and other assets, net	—	91,962
(Loss) gain on derivative financial instruments, net	(39,689)	101,939
Foreign currency gain (loss), net	34,791	(41,870)
Loss on extinguishment of debt	—	(1,454)
Other loss, net	(1,313)	(2,630)
Total other income	85,911	147,286
Income before income taxes	119,867	161,066
Income tax provision	(3,766)	(1,206)
Net income	116,101	159,860
Net income attributable to non-controlling interests	(3,846)	(5,528)
Net income attributable to Starwood Property Trust, Inc.	$112,255	$154,332

Earnings per share data attributable to Starwood Property Trust, Inc.:
Basic	$0.33	$0.49
Diluted	$0.33	$0.48
See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited, amounts in thousands)

	For the Three Months Ended March 31,
	2025	2024
Net income	$116,101	$159,860
Other comprehensive income (loss) (net change by component):
Available-for-sale securities	(867)	(1,291)
Other comprehensive loss	(867)	(1,291)
Comprehensive income	115,234	158,569
Less: Comprehensive income attributable to non-controlling interests	(3,846)	(5,528)
Comprehensive income attributable to Starwood Property Trust, Inc.	$111,388	$153,041
See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity
For the Three Months Ended March 31, 2025 and 2024
(Unaudited, amounts in thousands, except share data)

	Temporary Equity	Common stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Starwood Property Trust, Inc. Stockholders’ Equity	Non- Controlling Interests	Total Permanent Equity
		Shares	Par Value		Shares	Amount
Balance, December 31, 2024	$426,695	344,858,379	$3,449	$6,322,763	7,448,691	$(138,022)	$235,323	$13,594	$6,437,107	$329,670	$6,766,777
Proceeds from DRIP Plan	—	17,227	—	334	—	—	—	—	334	—	334
Proceeds from employee stock purchase plan	—	64,938	1	1,099	—	—	—	—	1,100	—	1,100
Share-based compensation	—	1,565,885	15	13,335	—	—	—	—	13,350	—	13,350
Manager fees paid in stock	—	318,585	3	6,362	—	—	—	—	6,365	—	6,365
Net income	425	—	—	—	—	—	112,255	—	112,255	3,421	115,676
Dividends declared, $0.48 per share	—	—	—	—	—	—	(163,979)	—	(163,979)	—	(163,979)
Other comprehensive loss	—	—	—	—	—	—	—	(867)	(867)	—	(867)
Distributions to non-controlling interests	(285)	—	—	—	—	—	—	—	—	(8,840)	(8,840)
Balance, March 31, 2025	$426,835	346,825,014	$3,468	$6,343,893	7,448,691	$(138,022)	$183,599	$12,727	$6,405,665	$324,251	$6,729,916

Balance, December 31, 2023	$414,348	320,814,765	$3,208	$5,864,670	7,448,691	$(138,022)	$505,881	$15,352	$6,251,089	$357,545	$6,608,634
Proceeds from DRIP Plan	—	13,034	—	266	—	—	—	—	266	—	266
Proceeds from employee stock purchase plan	—	66,315	1	1,133	—	—	—	—	1,134	—	1,134
Share-based compensation	—	2,015,172	20	10,026	—	—	—	—	10,046	—	10,046
Manager fees paid in stock	—	496,170	5	9,757	—	—	—	—	9,762	—	9,762
Net income	1,565	—	—	—	—	—	154,332	—	154,332	3,963	158,295
Dividends declared, $0.48 per share	—	—	—	—	—	—	(152,591)	—	(152,591)	—	(152,591)
Other comprehensive loss	—	—	—	—	—	—	—	(1,291)	(1,291)	—	(1,291)
Distributions to non-controlling interests	(428)	—	—	—	—	—	—	—	—	(9,559)	(9,559)
Balance, March 31, 2024	$415,485	323,405,456	$3,234	$5,885,852	7,448,691	$(138,022)	$507,622	$14,061	$6,272,747	$351,949	$6,624,696
See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited, amounts in thousands)

	For the Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities:
Net income	$116,101	$159,860
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs, premiums and discounts on secured borrowings	11,366	12,490
Amortization of discounts and deferred financing costs on unsecured senior notes	2,648	2,300
Accretion of net discount on investment securities	(2,075)	(1,387)
Accretion of net deferred loan fees and discounts	(13,964)	(19,891)
Share-based compensation	13,350	10,046
Manager fees paid in stock	6,365	9,762
Change in fair value of investment securities	173	(915)
Change in fair value of consolidated VIEs	12,128	23,769
Change in fair value of servicing rights	(753)	(228)
Change in fair value of loans	(58,404)	29,013
Change in fair value of affordable housing fund investments	8,035	3,896
Change in fair value of derivatives	50,686	(75,079)
Foreign currency (gain) loss, net	(34,791)	41,870
Gain on sale of investments and other assets	—	(91,962)
Credit loss (reversal) provision, net	(24,999)	35,839
Depreciation and amortization	12,756	11,049
Earnings from unconsolidated entities	(537)	(7,675)
Distributions of earnings from unconsolidated entities	1,198	1,125
Loss on extinguishment of debt	—	1,704
Origination and purchase of loans held-for-sale, net of principal collections	(178,870)	(243,325)
Proceeds from sale of loans held-for-sale	297,319	218,596
Changes in operating assets and liabilities:
Related-party payable	(2,420)	(590)
Accrued and capitalized interest receivable, less purchased interest	2,850	(15,475)
Other assets	(10,858)	(9,875)
Accounts payable, accrued expenses and other liabilities	31,561	(38,968)
Net cash provided by operating activities	238,865	55,949
Cash Flows from Investing Activities:
Origination, purchase and funding of loans held-for-investment	(1,703,570)	(265,185)
Proceeds from principal collections on loans	747,152	1,220,995
Purchase and funding of investment securities	(13,826)	(9,220)
Proceeds from sales and redemptions of investment securities	1,350	1,314
Proceeds from principal collections on investment securities	52,967	19,149
Proceeds from sales of real estate, net of debt assumed by purchaser	—	188,040
Purchases and additions to properties and other assets	(5,739)	(5,576)
Distribution of capital from unconsolidated entities	250	—
Cash acquired in foreclosure	731	—
Payments for purchase or termination of derivatives	(12,936)	(781)
Proceeds from termination of derivatives	27,172	16,925
Net cash (used in) provided by investing activities	(906,449)	1,165,661

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited, amounts in thousands)

	For the Three Months Ended March 31,
	2025	2024
Cash Flows from Financing Activities:
Proceeds from borrowings	$2,735,285	$1,234,980
Principal repayments on and repurchases of borrowings	(1,811,835)	(2,165,427)
Payment of deferred financing costs	(15,295)	(6,574)
Net proceeds from issuance of common stock	1,434	1,400
Payment of dividends	(162,323)	(152,305)
Distributions to non-controlling interests	(9,125)	(9,987)
Issuance of debt of consolidated VIEs	—	3,166
Repayment of debt of consolidated VIEs	(4,755)	(108)
Distributions of cash from consolidated VIEs	72,120	15,022
Net cash provided by (used in) financing activities	805,506	(1,079,833)
Net increase in cash, cash equivalents and restricted cash	137,922	141,777
Cash, cash equivalents and restricted cash, beginning of period	553,995	311,972
Effect of exchange rate changes on cash	434	(1,045)
Cash, cash equivalents and restricted cash, end of period	$692,351	$452,704
Supplemental disclosure of cash flow information:
Cash paid for interest	$264,902	$367,142
Income taxes refunded	(53)	(269)
Supplemental disclosure of non-cash investing and financing activities:
Dividends declared with respect to the first quarter, but not yet paid	$163,979	$152,591
Deconsolidation of VIEs (VIE asset/liability reductions)	62,461	622,077
Net assets acquired through foreclosure:
Assets acquired, less cash	52,386	—
Liabilities assumed	990	—
Debt assumed by purchaser in sale of real estate	—	194,900
Reclassification of loans held-for-investment to loans held-for-sale	—	48,695
Loan principal collections temporarily held at master servicer	47,650	5,305
See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
As of March 31, 2025
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
We have four reportable business segments as of March 31, 2025 and we refer to the investments within these segments as our target assets:
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
These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (our “Form 10-K”), as filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the operating results for the full year.
Refer to our Form 10-K for a description of our recurring accounting policies. We have included disclosure in this Note 2 regarding principles of consolidation and other accounting policies that (i) are required to be disclosed quarterly, (ii) we view as critical, (iii) became significant since December 31, 2024 due to a corporate action or increase in the significance of the underlying business activity or (iv) changed upon adoption of an Accounting Standards Update (“ASU”) issued by the Financial Accounting Standards Board (“FASB”).
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

Nearly all of the Company’s unvested RSUs and RSAs contain rights to receive non-forfeitable dividends and thus are participating securities. In addition, the non-controlling interests that are redeemable with our common stock are considered participating securities because they earn a preferred return indexed to the dividend rate on our common stock (see Note 17). Due to the existence of these participating securities, the two-class method of computing EPS is required, unless another method is determined to be more dilutive. Under the two-class method, undistributed earnings are reallocated between shares of common stock and participating securities. For the three months ended March 31, 2025 and 2024, the two-class method resulted in the most dilutive EPS calculation.

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
We believe the estimates and assumptions underlying our consolidated financial statements are reasonable and supportable based on the information available as of March 31, 2025. Actual results may ultimately differ from those estimates.
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

3. Acquisitions and Divestitures
Acquisitions

During the three months ended March 31, 2025 and 2024, we had no significant acquisitions of properties or businesses other than properties acquired through loan foreclosure as discussed in Note 4.

Divestitures

During the three months ended March 31, 2025, there were no sales of property.

On February 29, 2024, we sold the 16 retail properties which comprised our Property Segment’s Master Lease Portfolio for a gross sale price of $387.1 million. In connection with the sale, the purchaser assumed the related mortgage debt of $194.9 million, which resulted in net proceeds of $188.0 million after selling costs. We recognized a gain of $92.0 million, which is included within gain on sale of investments and other assets in our condensed consolidated statement of operations for the three months ended March 31, 2024, and a $1.2 million loss on extinguishment of debt. Pretax income attributable to the Master Lease Portfolio prior to its sale was $3.3 million during the three months ended March 31, 2024

4. Loans
Our loans held-for-investment are accounted for at amortized cost and our loans held-for-sale are accounted for at the lower of cost or fair value, unless we have elected the fair value option for either. The following tables summarize our investments in mortgages and loans as of March 31, 2025 and December 31, 2024 (dollars in thousands):

March 31, 2025	Carrying Value	Face Amount	Weighted Average Coupon (1)	Weighted Average Life (“WAL”) (years)(2)
Loans held-for-investment:
Commercial loans:
First mortgages (3)	$13,910,956	$13,946,397	7.8%	2.5
Subordinated mortgages (4)	31,751	31,455	14.1%	1.2
Mezzanine loans (3)	239,597	240,555	10.1%	2.2
Other	46,418	46,688	13.2%	3.5
Total commercial loans	14,228,722	14,265,095
Infrastructure first priority loans	2,721,324	2,765,514	8.3%	4.7
Total loans held-for-investment	16,950,046	17,030,609
Loans held-for-sale:
Residential, fair value option	2,375,642	2,632,763	4.5%	N/A	(5)
Commercial, fair value option	70,994	73,975	6.4%	4.9
Total loans held-for-sale	2,446,636	2,706,738
Total gross loans	19,396,682	$19,737,347
Credit loss allowances:
Commercial loans held-for-investment	(415,675)
Infrastructure loans held-for-investment	(12,392)
Total allowances	(428,067)
Total net loans	$18,968,615

December 31, 2024
Loans held-for-investment:
Commercial loans:
First mortgages (3)	$12,931,333	$12,955,038	7.9%	2.4
Subordinated mortgages (4)	31,247	31,000	14.3%	1.4
Mezzanine loans (3)	323,041	324,021	11.1%	1.7
Other	46,255	46,688	13.2%	3.8
Total commercial loans	13,331,876	13,356,747
Infrastructure first priority loans	2,553,432	2,594,267	8.3%	4.4
Total loans held-for-investment	15,885,308	15,951,014
Loans held-for-sale:
Residential, fair value option	2,394,624	2,694,959	4.5%	N/A	(5)
Commercial, fair value option	121,384	125,695	7.0%	7.3
Total loans held-for-sale	2,516,008	2,820,654
Total gross loans	18,401,316	$18,771,668
Credit loss allowances:
Commercial loans held-for-investment	(436,812)
Infrastructure loans held-for-investment	(11,483)
Total allowances	(448,295)
Total net loans	$17,953,021

______________________________________________________________________________________________________________________
(1)Calculated using applicable index rates as of March 31, 2025 and December 31, 2024 for variable rate loans and excludes loans for which interest income is not recognized.
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
(3)First mortgages include first mortgage loans and any contiguous mezzanine loan components because as a whole, the expected credit quality of these loans is more similar to that of a first mortgage loan. The application of this methodology resulted in mezzanine loans with carrying values of $1.1 billion and $0.9 billion, respectively, being classified as first mortgages as of March 31, 2025 and December 31, 2024.
(4)Subordinated mortgages include B-Notes and junior participation in first mortgages where we do not own the senior A-Note or senior participation. If we own both the A-Note and B-Note, we categorize the loan as a first mortgage loan.
(5)Residential loans have a weighted average remaining contractual life of 26.6 years and 26.8 years as of March 31, 2025 and December 31, 2024, respectively.
As of March 31, 2025, our variable rate loans held-for-investment, excluding loans for which interest income is not recognized, were as follows (dollars in thousands):

March 31, 2025	Carrying Value	Weighted-average Spread Above Index
Commercial loans	$13,063,501	3.6%
Infrastructure loans	2,721,324	3.8%
Total variable rate loans held-for-investment	$15,784,825	3.6%

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
The macroeconomic forecasts do not differentiate among property types or asset classes. Instead, these forecasts reference general macroeconomic conditions (i.e. Gross Domestic Product, employment and interest rates) which apply broadly across all assets. For instance, although the office sector has been adversely affected by the increase in remote working arrangements, the retail sector has been adversely affected by electronic commerce and the multifamily sector has been strained by sustained higher interest rates, the broad macroeconomic forecasts do not account for such differentiation. Accordingly, we have selected more adverse macroeconomic recovery forecasts for these property types than others in determining our credit loss allowance. We have also applied a more recessionary near term outlook to these forecasts given management’s view that the nation’s trade and immigration policies will not be as lenient as these current macroeconomic forecasts assume.

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
The significant credit quality indicators for our loans measured at amortized cost, which excludes loans held-for-sale, were as follows as of March 31, 2025 (dollars in thousands):

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Total	Total Amortized Cost Basis	Credit Loss Allowance
As of March 31, 2025	2025	2024	2023	2022	2021	Prior
Commercial loans:
Credit quality indicator:
LTV < 60%	$481,260	$298,146	$418,786	$2,010,833	$1,929,993	$648,161	$—	$5,787,179	$15,329
LTV 60% - 70%	294,009	259,716	458,912	1,170,652	2,565,067	384,394	—	5,132,750	105,844
LTV > 70%	112,813	353,935	65,374	263,263	1,131,316	1,330,749	—	3,257,450	289,577
Credit deteriorated	—	—	—	—	—	4,925	—	4,925	4,925
Defeased and other	—	—	4,550	41,868	—	—	—	46,418	—
Total commercial	$888,082	$911,797	$947,622	$3,486,616	$5,626,376	$2,368,229	$—	$14,228,722	$415,675
Infrastructure loans:
Credit quality indicator:
Power	$263,660	$609,908	$292,682	$—	$28,651	$276,553	$1,101	$1,472,555	$5,094
Oil and gas	265,921	332,808	412,552	57,586	91,747	88,155	—	1,248,769	7,298
Total infrastructure	$529,581	$942,716	$705,234	$57,586	$120,398	$364,708	$1,101	$2,721,324	$12,392
Loans held-for-sale								2,446,636	—
Total gross loans								$19,396,682	$428,067

Non-Credit Deteriorated Loans
As of March 31, 2025, we had four commercial loans with a combined amortized cost basis of $515.7 million along with $81.7 million of residential loans that were 90 days or greater past due. All of these loans were on nonaccrual as of March 31, 2025. We also had four commercial loans with a combined amortized cost basis of $436.7 million on nonaccrual that were not 90 days or greater past due as of March 31, 2025. None of these loans were considered credit deteriorated. As of December 31, 2024, we had a total of $1.0 billion of non-credit deteriorated loans on nonaccrual. During the quarter, we had an additional $71.5 million commercial loan placed on nonaccrual and two commercial loans for a total of $81.7 million were resolved, one through foreclosure (see related discussion below) and one through repayment in excess of our carrying value.
Credit Deteriorated Loans
As of March 31, 2025, we had a $4.9 million commercial subordinated loan secured by a department store in Chicago which was deemed credit deteriorated and was fully reserved in prior years. The loan was on nonaccrual under the cost recovery method as of March 31, 2025 and December 31, 2024.
Foreclosures
In February 2025, we foreclosed on a first mortgage and mezzanine loan on a multifamily property in Conyers, Georgia. The net carrying value of our loan related to this property (including previously accrued interest) totaled $45.0 million. In connection with the foreclosure, we recorded properties of $45.0 million in accordance with the asset acquisition provisions of ASC 805. As noted above, this loan was previously placed on nonaccrual.

Loan Modifications
We may amend or modify a loan based on its specific facts and circumstances. The modified terms and subsequent performance of the modified loans are considered in the determination of our general CECL reserve. During the three months ended March 31, 2025, we made no modifications to commercial loans disclosable under ASU 2022-02, Troubled Debt Restructurings and Vintage Disclosures.
Performance of Previously Modified Loans:
Loans with modifications disclosed in the previous twelve months under ASU 2022-02 are performing in accordance with their modified terms through March 31, 2025, except for a $126.5 million first mortgage and mezzanine loan on an office condominium in Brooklyn, New York. The loan is in maturity default and is currently in the process of being further modified to accommodate a newly executed lease.

Credit Loss Allowance Activity
The following tables present the activity in our credit loss allowance for funded loans and unfunded commitments (amounts in thousands):

	Funded Commitments Credit Loss Allowance
	Loans Held-for-Investment		Total Funded Loans
Three Months Ended March 31, 2025	Commercial	Infrastructure
Credit loss allowance at December 31, 2024	$436,812	$11,483	$448,295
Credit loss (reversal) provision, net	(21,137)	909	(20,228)
Credit loss allowance at March 31, 2025	$415,675	$12,392	$428,067

	Unfunded Commitments Credit Loss Allowance (1)
	Loans Held-for-Investment		HTM Preferred
Three Months Ended March 31, 2025	Commercial	Infrastructure	Interests (2)	CMBS (2)	Total
Credit loss allowance at December 31, 2024	$16,530	$950	$14,018	$21	$31,519
Credit loss reversal	(441)	(148)	(3,188)	(21)	(3,798)
Credit loss allowance at March 31, 2025	$16,089	$802	$10,830	$—	$27,721
Memo: Unfunded commitments as of March 31, 2025 (3)	$1,309,900	$87,388	$57,011	$—	$1,454,299
______________________________________________________________________________________________________________________
(1)Included in accounts payable, accrued expenses and other liabilities in our consolidated balance sheets.
(2)See Note 5 for further details.
(3)Represents amounts expected to be funded (see Note 22).
Loan Portfolio Activity
The activity in our loan portfolio was as follows (amounts in thousands):

	Held-for-Investment Loans
Three Months Ended March 31, 2025	Commercial	Infrastructure	Held-for-Sale Loans	Total Loans
Balance at December 31, 2024	$12,895,064	$2,541,949	$2,516,008	$17,953,021
Acquisitions/originations/additional funding	1,108,511	595,059	231,109	1,934,679
Capitalized interest (1)	22,343	—	—	22,343
Basis of loans sold (2)	—	—	(297,319)	(297,319)
Loan maturities/principal repayments	(312,601)	(435,553)	(54,628)	(802,782)
Discount accretion/premium amortization	7,241	6,723	—	13,964
Changes in fair value	—	—	58,404	58,404
Foreign currency translation gain, net	115,323	1,663	—	116,986
Credit loss reversal (provision), net	21,137	(909)	—	20,228
Loan foreclosures	(43,971)	—	(6,938)	(50,909)	(3)
Balance at March 31, 2025	$13,813,047	$2,708,932	$2,446,636	$18,968,615

	Held-for-Investment Loans
Three Months Ended March 31, 2024	Commercial	Infrastructure	Held-for-Sale Loans	Total Loans
Balance at December 31, 2023	$15,078,589	$2,495,660	$2,645,637	$20,219,886
Acquisitions/originations/additional funding	131,886	133,299	289,508	554,693
Capitalized interest (1)	20,418	—	—	20,418
Basis of loans sold (2)	—	—	(218,597)	(218,597)
Loan maturities/principal repayments	(892,855)	(209,131)	(45,316)	(1,147,302)
Discount accretion/premium amortization	15,090	4,801	—	19,891
Changes in fair value	—	—	(29,013)	(29,013)
Foreign currency translation loss, net	(99,145)	(448)	—	(99,593)
Credit loss (provision) reversal, net	(23,312)	705	(1,546)	(24,153)
Transfer to/from other asset classifications or between segments	—	(48,695)	48,695	—
Balance at March 31, 2024	$14,230,671	$2,376,191	$2,689,368	$19,296,230
______________________________________________________________________________________________________________________
(1)Represents accrued interest income on loans whose terms do not require current payment of interest.
(2)See Note 12 for additional disclosure on these transactions.
(3)Represents (i) the $44.0 million carrying value of a first mortgage and mezzanine loan on a multifamily property in Conyers, Georgia foreclosed in February 2025 and (ii) $6.9 million of residential mortgage loans foreclosed.
5. Investment Securities
Investment securities were comprised of the following as of March 31, 2025 and December 31, 2024 (amounts in thousands):

	Carrying Value as of
	March 31, 2025	December 31, 2024
RMBS, available-for-sale	$91,941	$93,806
RMBS, fair value option (1)	422,297	421,122
CMBS, fair value option (1), (2)	1,148,978	1,225,024
HTM debt securities, amortized cost net of credit loss allowance of $23,490 and $24,463	370,419	406,961
Equity security, fair value	3,800	5,146
Subtotal—Investment securities	2,037,435	2,152,059
VIE eliminations (1)	(1,539,976)	(1,618,801)
Total investment securities	$497,459	$533,258
_____________________________________________________________________________________________________________________
(1)Certain fair value option CMBS and RMBS are eliminated in consolidation against VIE liabilities pursuant to ASC 810.
(2)Includes $141.1 million and $148.6 million of non-controlling interests in the consolidated entities which hold certain of these CMBS as of March 31, 2025 and December 31, 2024, respectively.
Purchases, sales and redemptions, and principal collections for all investment securities were as follows (amounts in thousands):

	RMBS, available-for-sale	RMBS, fair value option	CMBS, fair value option		HTM Securities	Equity Security	Securitization VIEs (1)	Total
Three Months Ended March 31, 2025
Purchases/fundings	$—	$—	$8,666	(2)	$9,799	$—	$(4,639)	$13,826
Sales and redemptions	—	—	—		—	1,350	—	1,350
Principal collections	2,073	10,080	62,084		50,850	—	(72,120)	52,967
Three Months Ended March 31, 2024
Purchases/fundings	$—	$—	$—		$9,220	$—	$—	$9,220
Sales and redemptions	—	—	3,166		—	1,314	(3,166)	1,314
Principal collections	1,925	11,883	3,200		17,163	—	(15,022)	19,149

_________________________________________________________________________________________________________________
(1)Represents RMBS and CMBS, fair value option amounts eliminated due to our consolidation of securitization VIEs. These amounts are reflected as issuance or repayment of debt of, or distributions from, consolidated VIEs in our consolidated statements of cash flows.
(2)There was an additional $3.4 million of CMBS purchased from a consolidated partnership that is eliminated in consolidation.
RMBS, Available-for-Sale
The Company classified all of its RMBS not eliminated in consolidation as available-for-sale as of March 31, 2025 and December 31, 2024. These RMBS are reported at fair value in the balance sheet with changes in fair value recorded in accumulated other comprehensive income (“AOCI”).

The tables below summarize various attributes of our investments in available-for-sale RMBS as of March 31, 2025 and December 31, 2024 (amounts in thousands):

				Unrealized Gains or (Losses) Recognized in AOCI
	Amortized Cost	Credit Loss Allowance	Net Basis	Gross Unrealized Gains	Gross Unrealized Losses	Net Fair Value Adjustment	Fair Value
March 31, 2025
RMBS	$79,214	$—	$79,214	$14,375	$(1,648)	$12,727	$91,941
December 31, 2024
RMBS	$80,212	$—	$80,212	$15,163	$(1,569)	$13,594	$93,806

	Weighted Average Coupon (1)	WAL (Years) (2)
March 31, 2025
RMBS	5.0%	7.8
______________________________________________________________________________________________________________________
(1)Calculated using the March 31, 2025 SOFR rate of 4.319% for floating rate securities.
(2)Represents the remaining WAL of each respective group of securities as of the balance sheet date. The WAL of each individual security is calculated using projected amounts and projected timing of future principal payments.
As of March 31, 2025, approximately $82.1 million, or 89%, of RMBS were variable rate. We purchased all of the RMBS at a discount, a portion of which is accreted into income over the expected remaining life of the security. The majority of the income from this strategy is earned from the accretion of this accretable discount.
We have engaged a third party manager who specializes in RMBS to execute the trading of RMBS, the cost of which was $0.2 million for both the three months ended March 31, 2025 and 2024, recorded as management fees in the accompanying condensed consolidated statements of operations.
The following table presents the gross unrealized losses and estimated fair value of any available-for-sale securities that were in an unrealized loss position as of March 31, 2025 and December 31, 2024, and for which an allowance for credit losses has not been recorded (amounts in thousands):

	Estimated Fair Value		Unrealized Losses
	Securities with a loss less than 12 months	Securities with a loss greater than 12 months	Securities with a loss less than 12 months	Securities with a loss greater than 12 months
As of March 31, 2025
RMBS	$—	$11,513	$—	$(1,648)
As of December 31, 2024
RMBS	$2,076	$9,742	$(178)	$(1,391)
As of both March 31, 2025 and December 31, 2024, there were 13 securities with unrealized losses reflected in the table above. After evaluating the securities, we concluded that the unrealized losses reflected above were noncredit-related and would be recovered from the securities’ estimated future cash flows. We considered a number of factors in reaching this conclusion, including that we did not intend to sell the securities, it was not considered more likely than not that we would be forced to sell the securities prior to recovering our amortized cost, and there were no material credit events that would have caused us to otherwise conclude that we would not recover our cost. Credit losses, if any, are calculated by comparing (i) the estimated future cash flows of each security discounted at the yield determined as of the initial acquisition date or, if since revised, as of the last date previously revised, to (ii) our net amortized cost basis. Significant judgment is used in projecting cash flows for our non-agency RMBS. As a result, actual income and/or credit losses could be materially different from what is currently projected and/or reported.
CMBS and RMBS, Fair Value Option
As discussed in the “Fair Value Option” section of Note 2 herein, we elect the fair value option for certain CMBS and RMBS in an effort to eliminate accounting mismatches resulting from the current or potential consolidation of securitization VIEs. As of March 31, 2025, the fair value and unpaid principal balance of CMBS where we have elected the fair value option, excluding the notional value of interest-only securities and before consolidation of securitization VIEs, were $1.1 billion and $2.7 billion, respectively. As of March 31, 2025, the fair value and unpaid principal balance of RMBS where we have elected the fair value option, excluding the notional value of interest-only securities and before consolidation of securitization VIEs, were $422.3 million and $326.3 million, respectively. The $1.6 billion total fair value balance of CMBS and RMBS represents our economic interests in these assets. However, as a result of our consolidation of securitization VIEs, the vast majority of this fair value (all except $31.3 million at March 31, 2025) is eliminated against VIE liabilities before arriving at our GAAP balance for fair value option investment securities.
As of March 31, 2025, none of our CMBS or RMBS were variable rate.
HTM Debt Securities, Amortized Cost
The table below summarizes our investments in HTM debt securities as of March 31, 2025 and December 31, 2024 (amounts in thousands):

	Amortized Cost Basis	Credit Loss Allowance	Net Carrying Amount	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
March 31, 2025
CMBS	$309,817	$(11)	$309,806	$—	$(17,360)	$292,446
Preferred interests	56,865	(13,409)	43,456	—	(7,685)	35,771
Infrastructure bonds	27,227	(10,070)	17,157	20	(8)	17,169
Total	$393,909	$(23,490)	$370,419	$20	$(25,053)	$345,386

December 31, 2024
CMBS	$357,012	$(85)	$356,927	$315	$(21,326)	$335,916
Preferred interests	47,069	(14,308)	32,761	—	(3,568)	29,193
Infrastructure bonds	27,343	(10,070)	17,273	21	(9)	17,285
Total	$431,424	$(24,463)	$406,961	$336	$(24,903)	$382,394
The following table presents the activity in our credit loss allowance for HTM debt securities (amounts in thousands):

	CMBS	Preferred Interests	Infrastructure Bonds	Total HTM Credit Loss Allowance
Three Months Ended March 31, 2025
Credit loss allowance at December 31, 2024	$85	$14,308	$10,070	$24,463
Credit loss reversal	(74)	(899)	—	(973)
Credit loss allowance at March 31, 2025	$11	$13,409	$10,070	$23,490
As of March 31, 2025 and December 31, 2024, we had a $10.0 million specific credit loss allowance on a $19.2 million infrastructure bond that is collateralized by a first priority lien on a coal-fired power plant in Mississippi. It was deemed credit deteriorated when we acquired the Infrastructure Lending Segment in 2018 and was placed on nonaccrual under the cost recovery method in 2023 due to a forbearance and restructuring plan agreed between the lenders and borrower that was necessitated by operating shortfalls at the plant.

We also had six commercial lending preferred interests with a combined amortized cost basis of $39.1 million on nonaccrual that were not 90 days or greater past due as of March 31, 2025. During the quarter, we had a new preferred interest placed on nonaccrual with an amortized cost basis of $3.5 million and unfunded commitment of $20.0 million. All of these investments were made in connection with loan modifications, but are not considered credit deteriorated.

The table below summarizes the maturities of our HTM debt securities by type as of March 31, 2025 (amounts in thousands):

	CMBS	Preferred Interests	Infrastructure Bonds	Total
Less than one year	$268,353	$17,173	$—	$285,526
One to three years	41,453	12,965	8,044	62,462
Three to five years	—	13,318	—	13,318
Thereafter	—	—	9,113	9,113
Total	$309,806	$43,456	$17,157	$370,419
Equity Security, Fair Value
During 2012, we acquired 9,140,000 ordinary shares from a related-party in Starwood European Real Estate Finance Limited (“SEREF”), a debt fund that is externally managed by an affiliate of our Manager and is listed on the London Stock Exchange. As of December 31, 2024, we held 4,480,649 shares of SEREF that had not yet been redeemed. During the three months ended March 31, 2025, 1,060,265 shares were redeemed by SEREF, for proceeds of $1.4 million, leaving 3,420,384 shares held as of March 31, 2025. The fair value of the investment remeasured in USD was $3.8 million and $5.1 million as of March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025, our shares represent an approximate 2.3% interest in SEREF.
6. Properties
Our properties are held within the following portfolios:
Property Segment - Medical Office Portfolio
The Medical Office Portfolio is comprised of 34 medical office buildings acquired during the year ended December 31, 2016. These properties, which collectively comprise 1.9 million square feet, are geographically dispersed throughout the U.S. and primarily affiliated with major hospitals or located on or adjacent to major hospital campuses. The Medical Office Portfolio includes total gross properties and lease intangibles of $785.9 million and debt of $480.3 million as of March 31, 2025.
Property Segment - D.C. Multifamily Conversion
A vacant office building in Washington, D.C. was acquired in a loan foreclosure in May 2024 and transferred to our Property Segment with the expectation that we will convert it to multifamily use. That property has a carrying value of $115.9 million, of which $89.8 million represents construction in progress and $26.1 million represents land and land improvements, and no associated debt as of March 31, 2025.
Investing and Servicing Segment Property Portfolio (“REIS Equity Portfolio”)
The REIS Equity Portfolio is comprised of 7 commercial real estate properties and one equity interest in an unconsolidated real estate property (see Note 8), which were acquired from CMBS trusts over time. The REIS Equity Portfolio includes total gross properties and lease intangibles of $116.1 million and debt of $58.1 million as of March 31, 2025.
Commercial and Residential Lending Segment Property Portfolio
The Commercial and Residential Lending Segment Portfolio represents properties acquired through loan foreclosure or exercise of control over a mezzanine loan borrower’s pledged equity interests. This portfolio includes total gross properties and lease intangibles of $731.5 million and debt of $98.8 million as of March 31, 2025.

Woodstar Portfolios
Refer to Note 7 for a discussion of our Woodstar I and Woodstar II Portfolios which are not included in the table below.
The table below summarizes our properties held-for-investment as of March 31, 2025 and December 31, 2024 (dollars in thousands):

	Depreciable Life	March 31, 2025	December 31, 2024
Property Segment
Land and land improvements	0 - 15 years	$95,642	$95,642
Buildings and building improvements	0 - 40 years	636,042	635,636
Construction in progress	N/A	89,798	89,167
Furniture & fixtures	3 - 5 years	1,160	1,139
Investing and Servicing Segment
Land and land improvements	0 - 15 years	23,345	23,345
Buildings and building improvements	3 - 40 years	69,987	69,582
Furniture & fixtures	1 - 5 years	3,323	3,251
Commercial and Residential Lending Segment
Land and land improvements	0 - 13 years	122,079	117,983
Buildings and building improvements	0 - 50 years	367,463	326,603
Construction in progress	N/A	222,570	219,868
Furniture & fixtures	5 years	2,003	2,003
Properties, cost		1,633,412	1,584,219
Less: accumulated depreciation		(220,178)	(210,541)
Properties, net		$1,413,234	$1,373,678

On February 29, 2024, we sold the 16 retail properties which comprised our Property Segment’s Master Lease Portfolio for a gross sale price of $387.1 million. In connection with the sale, the purchaser assumed the related mortgage debt of $194.9 million, which resulted in net proceeds of $188.0 million after selling costs. We recognized a gain of $92.0 million, which is included within gain on sale of investments and other assets in our condensed consolidated statement of operations for the three months ended March 31, 2024, and a $1.2 million loss on extinguishment of debt. Pretax income attributable to the Master Lease Portfolio prior to its sale was $3.3 million during the three months ended March 31, 2024

During the three months ended March 31, 2025 and 2024, there were no other significant sales of property.

7. Investments of Consolidated Affordable Housing Fund
As discussed in Note 2, we established the Woodstar Fund effective November 5, 2021, an investment fund which holds our Woodstar multifamily affordable housing portfolios. The Woodstar Portfolios consist of the following:

Woodstar I Portfolio
The Woodstar I Portfolio is comprised of 32 affordable housing communities with 8,948 units concentrated primarily in the Tampa, Orlando and West Palm Beach metropolitan areas. During the year ended December 31, 2015, we acquired 18 of the 32 affordable housing communities of the Woodstar I Portfolio, with the final 14 communities acquired during the year ended December 31, 2016. The Woodstar I Portfolio includes properties at fair value of $1.8 billion and debt at fair value of $739.5 million as of March 31, 2025.
Woodstar II Portfolio
The Woodstar II Portfolio is comprised of 27 affordable housing communities with 6,109 units concentrated primarily in Central and South Florida. We acquired eight of the 27 affordable housing communities in December 2017, with the final 19 communities acquired during the year ended December 31, 2018. The Woodstar II Portfolio includes properties at fair value of $1.4 billion and debt at fair value of $488.8 million as of March 31, 2025.

Income from the Woodstar Fund’s investments reflects the following components for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Distributions from affordable housing fund investments	$11,945	$13,344
Unrealized change in fair value of investments (1)	(8,035)	(3,896)
Income from affordable housing fund investments	$3,910	$9,448
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
8. Investments in Unconsolidated Entities
The table below summarizes our investments in unconsolidated entities as of March 31, 2025 and December 31, 2024 (dollars in thousands):

	Participation / Ownership % (1)	Carrying value as of
		March 31, 2025	December 31, 2024
Equity method investments:
Equity interests in two natural gas power plants	10% - 12%	$53,023	$53,645
Equity interest in a retail center in Hawaii	25%	5,675	6,184
Investor entity which owns equity in an online real estate company	50%	5,230	5,178
Various	(2)	18,098	17,927
		82,026	82,934
Other equity investments:
Equity interest in a servicing and advisory business	2%	7,462	7,462
Equity interest in a data center business in Ireland (3)	0.72%	7,672	7,672
Investment funds which own equity in a loan servicer and other real estate assets	4% - 6%	695	695
Various	3% - 15%	607	607
		16,436	16,436
		$98,462	$99,370
______________________________________________________________________________________________________________________
(1)None of these investments are publicly traded and therefore quoted market prices are not available.
(2)Includes: (i) a 25% equity interest obtained as part of a loan originated in 2013, which has since been repaid; and (ii) common equity interests ranging from 20% to 70%, received in connection with loan modifications involving preferred equity interests.
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
There were no differences between the carrying value of our equity method investments and the underlying equity in the net assets of the investees as of March 31, 2025.
During the three months ended March 31, 2025, we did not become aware of (i) any observable price changes in our other equity investments accounted for under the fair value practicability election or (ii) any indicators of impairment.

9. Goodwill and Intangibles
Goodwill
Goodwill is tested for impairment annually in the fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
Infrastructure Lending Segment
The Infrastructure Lending Segment’s goodwill of $119.4 million at both March 31, 2025 and December 31, 2024 represents the excess of consideration transferred over the fair value of net assets acquired on September 19, 2018 and October 15, 2018. The goodwill recognized is attributable to value embedded in the acquired Infrastructure Lending Segment’s lending platform.
LNR Property LLC (“LNR”)
The Investing and Servicing Segment’s goodwill of $140.4 million at both March 31, 2025 and December 31, 2024 represents the excess of consideration transferred over the fair value of net assets of LNR acquired on April 19, 2013. The goodwill recognized is attributable to value embedded in LNR’s existing platform, which includes a network of commercial real estate asset managers, work-out specialists, underwriters and administrative support professionals as well as proprietary historical performance data on commercial real estate assets.
Intangible Assets
Servicing Rights Intangibles
In connection with the LNR acquisition, we identified domestic servicing rights that existed at the purchase date, based upon the expected future cash flows of the associated servicing contracts. As of March 31, 2025 and December 31, 2024, the balance of the domestic servicing intangible was net of $34.9 million and $35.7 million, respectively, which was eliminated in consolidation pursuant to ASC 810 against VIE assets in connection with our consolidation of securitization VIEs. Before VIE consolidation, as of March 31, 2025 and December 31, 2024, the domestic servicing intangible had a balance of $58.0 million and $58.1 million, respectively, which represents our economic interest in this asset.
Lease Intangibles
In connection with our acquisitions of commercial real estate, we recognized in-place lease intangible assets and favorable lease intangible assets associated with certain non-cancelable operating leases of the acquired properties.
The following table summarizes our intangible assets, which are comprised of servicing rights intangibles and lease intangibles, as of March 31, 2025 and December 31, 2024 (amounts in thousands):

	As of March 31, 2025			As of December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Domestic servicing rights, at fair value	$23,143	$—	$23,143	$22,390	$—	$22,390
In-place lease intangible assets	93,825	(71,787)	22,038	93,826	(70,569)	23,257
Favorable lease intangible assets	27,798	(13,182)	14,616	27,798	(12,741)	15,057
Total net intangible assets	$144,766	$(84,969)	$59,797	$144,014	$(83,310)	$60,704

The following table summarizes the activity within intangible assets for the three months ended March 31, 2025 (amounts in thousands):

	Domestic Servicing Rights	In-place Lease Intangible Assets	Favorable Lease Intangible Assets	Total
Balance as of January 1, 2025	$22,390	$23,257	$15,057	$60,704
Amortization	—	(1,219)	(441)	(1,660)
Changes in fair value due to changes in inputs and assumptions	753	—	—	753
Balance as of March 31, 2025	$23,143	$22,038	$14,616	$59,797
The following table sets forth the estimated aggregate amortization of our in-place lease intangible assets and favorable lease intangible assets for the next five years and thereafter (amounts in thousands):

2025 (remainder of)	$4,559
2026	4,489
2027	4,005
2028	3,915
2029	3,764
Thereafter	15,922
Total	$36,654

10. Secured Borrowings
Secured Financing Agreements
The following table is a summary of our secured financing agreements in place as of March 31, 2025 and December 31, 2024 (dollars in thousands):

											Outstanding Balance at
	Current Maturity		Extended Maturity (a)		Weighted Average Coupon		Pledged Asset Carrying Value		Maximum Facility Size		March 31, 2025		December 31, 2024
Repurchase Agreements:
Commercial Loans	Jun 2025 to Nov 2029	(b)	Oct 2025 to Dec 2033	(b)	Index + 2.09%	(c)	$9,978,479		$11,265,459	(d)	$6,135,951		$5,137,103
Residential Loans	Oct 2025 to Feb 2027		Mar 2026 to Feb 2028		SOFR + 1.73%		2,371,209		3,450,000		2,124,368		2,126,692
Infrastructure Loans	Sep 2027		Sep 2029		Index + 2.18%		486,388		650,000		371,480		264,432
Conduit Loans	Dec 2025 to Jun 2027		Feb 2026 to Jun 2028		SOFR + 2.18%		57,664		375,000		44,979		87,061
CMBS/RMBS	Sep 2025 to Apr 2032	(e)	Dec 2025 to Oct 2032	(e)	(f)		1,365,828		981,253		699,290	(g)	721,097
Total Repurchase Agreements							14,259,568		16,721,712		9,376,068		8,336,385
Other Secured Financing:
Borrowing Base Facility	Oct 2027		Oct 2029		SOFR + 2.10%		16,800		750,000	(h)	1,000		2,000
Commercial Financing Facilities	Jan 2026 to Aug 2028		Jan 2027 to Dec 2033		Index + 1.99%		519,077		739,907	(i)	359,476		330,081
Infrastructure Financing Facilities	Jul 2025 to Aug 2028		Oct 2027 to Jul 2032		SOFR + 2.02%		812,409		1,425,000		593,902		499,242
Property Mortgages - Variable rate	Sep 2025 to May 2026		N/A		SOFR + 2.56%		652,387		597,941		595,555		595,645
Property Mortgages - Fixed rate	Dec 2025 to Jun 2026		N/A		4.51%		23,465		20,154		20,154		20,209
Term Loans and Revolver	Nov 2027 to Jan 2030		N/A		SOFR + 2.25%		N/A	(j)	1,783,803		1,583,803		1,452,567
Total Other Secured Financing							2,024,138		5,316,805		3,153,890		2,899,744
							$16,283,706		$22,038,517		12,529,958		11,236,129
Unamortized net discount											(20,134)		(19,338)
Unamortized deferred financing costs											(71,386)		(65,234)
											$12,438,438		$11,151,557
______________________________________________________________________________________________________________________
(a)Subject to certain conditions as defined in the respective facility agreement.
(b)For certain facilities, borrowings collateralized by loans existing at maturity may remain outstanding until such loan collateral matures, subject to certain specified conditions.
(c)Certain facilities with an outstanding balance of $2.6 billion as of March 31, 2025 are indexed to EURIBOR, BBSY, SARON and SONIA. The remainder are indexed to SOFR.
(d)Certain facilities with an aggregate initial maximum facility size of $10.9 billion may be increased to $11.3 billion, subject to certain conditions. The $11.3 billion amount includes such upsizes.
(e)Certain facilities with an outstanding balance of $322.2 million as of March 31, 2025 carry a rolling 12-month term which may reset quarterly with the lender’s consent. These facilities carry no maximum facility size.
(f)A facility with an outstanding balance of $322.4 million as of March 31, 2025 has a weighted average fixed annual interest rate of 3.94%. All other facilities are variable rate with a weighted average rate of SOFR + 2.02%.
(g)Includes: (i) $322.4 million outstanding on a repurchase facility that is not subject to margin calls; and (ii) $28.1 million outstanding on one of our repurchase facilities that represents the 49% pro rata share owed by a non-controlling partner in a consolidated joint venture (see Note 15).
(h)The maximum facility size as of March 31, 2025 of $410.0 million may be increased to $750.0 million, subject to certain conditions.
(i)Certain facilities with an aggregate initial maximum facility size of $639.9 million may be increased to $739.9 million, subject to certain conditions. The $739.9 million amount includes such upsizes.
(j)These facilities are secured by the equity interests in certain of our subsidiaries which totaled $5.8 billion as of March 31, 2025.

In the normal course of business, the Company is in discussions with its lenders to extend, amend or replace any financing facilities which contain near term expirations.

In January 2025, we amended our January 2030 term loan facility, increasing the facility size to $900.0 million, reducing the spread by 73 bps and extending the maturity date from July 2026 to January 2030. We also amended our existing revolving credit facility, increasing the facility by $50.0 million, to $200.0 million, and extending the maturity date from April 2026 to January 2030.

In March 2025, we amended a credit facility within the Infrastructure Lending Segment, increasing the facility size by $125.0 million and reducing the spread by 20 bps.

Our secured financing agreements contain certain financial tests and covenants. As of March 31, 2025, we were in compliance with all such covenants.

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
For the three months ended March 31, 2025 and 2024, approximately $8.8 million and $9.6 million, respectively, of amortization of deferred financing costs from secured financing agreements was included in interest expense on our condensed consolidated statements of operations.

As of March 31, 2025, Morgan Stanley Bank, N.A., Wells Fargo Bank, N.A. and JPMorgan Chase Bank, N.A. held collateral sold under certain of our repurchase agreements with carrying values that exceeded the respective repurchase obligations by $1.1 billion, $905.9 million and $649.4 million, respectively. The weighted average extended maturity of those repurchase agreements is 3.5 years, 8.4 years and 4.4 years, respectively.

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

During the three months ended March 31, 2025, we repaid debt of STWD 2021-HTS, STWD 2022-FL3, STWD 2021-FL2 and STWD 2019-FL1 in the amount of $15.4 million, $7.3 million, $9.5 million and $0.1 million, respectively.

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

During the three months ended March 31, 2025, we utilized the reinvestment feature for Starwood 2024-SIF4, STWD 2024-SIF3 and STWD 2021-SIF2, contributing $127.9 million, $59.1 million and $24.1 million, respectively, of additional interests into the CLOs. During the three months ended March 31, 2025, the ramp-up feature was utilized for Starwood 2024-SIF4, acquiring $19.0 million of additional assets.

The following table is a summary of our CLOs and our SASB as of March 31, 2025 and December 31, 2024 (amounts in thousands):

March 31, 2025	Count	Face Amount	Carrying Value	Weighted Average Spread		Maturity
STWD 2022-FL3
Collateral assets	33	$916,341	$920,294	SOFR + 2.99%	(a)	December 2026	(b)
Financing	1	756,961	756,256	SOFR + 1.95%	(c)	November 2038	(d)
STWD 2021-HTS
Collateral assets	1	159,013	159,844	SOFR + 3.97%	(a)	April 2026	(b)
Financing	1	139,104	139,104	SOFR + 2.98%	(c)	April 2034	(d)
STWD 2021-FL2
Collateral assets	21	992,433	1,043,555	SOFR + 3.27%	(a)	December 2026	(b)
Financing	1	819,633	819,633	SOFR + 1.69%	(c)	April 2038	(d)
STWD 2019-FL1
Collateral assets	7	383,740	385,898	SOFR + 3.42%	(a)	September 2026	(b)
Financing	1	220,115	220,115	SOFR + 2.10%	(c)	July 2038	(d)
Starwood 2024-SIF4
Collateral assets	30	581,763	623,028	SOFR + 3.95%	(a)	December 2029	(b)
Financing	1	496,200	493,152	SOFR + 2.10%	(c)	October 2036	(d)
STWD 2024-SIF3
Collateral assets	30	395,865	408,778	SOFR + 3.98%	(a)	August 2029	(b)
Financing	1	330,000	327,737	SOFR + 2.41%	(c)	April 2036	(d)
STWD 2021-SIF2
Collateral assets	27	406,543	514,493	SOFR + 3.83%	(a)	August 2029	(b)
Financing	1	410,000	409,299	SOFR + 2.11%	(c)	January 2033	(d)
Total
Collateral assets		$3,835,698	$4,055,890
Financing		$3,172,013	$3,165,296

December 31, 2024	Count	Face Amount	Carrying Value	Weighted Average Spread		Maturity
STWD 2022-FL3
Collateral assets	35	$921,139	$927,656	SOFR + 3.32%	(a)	October 2026	(b)
Financing	1	764,223	762,992	SOFR + 1.94%	(c)	November 2038	(d)
STWD 2021-HTS
Collateral assets	1	174,417	175,338	SOFR + 4.01%	(a)	April 2026	(b)
Financing	1	154,508	154,508	SOFR + 2.81%	(c)	April 2034	(d)
STWD 2021-FL2
Collateral assets	22	1,047,685	1,053,503	SOFR + 3.64%	(a)	August 2026	(b)
Financing	1	829,137	829,137	SOFR + 1.68%	(c)	April 2038	(d)
STWD 2019-FL1
Collateral assets	7	383,853	385,712	SOFR + 3.50%	(a)	August 2026	(b)
Financing	1	220,228	220,228	SOFR + 2.10%	(c)	July 2038	(d)
Starwood 2024-SIF4
Collateral assets	33	558,707	609,072	SOFR + 3.95%	(a)	June 2029	(b)
Financing	1	496,200	492,936	SOFR + 2.10%	(c)	October 2036	(d)
STWD 2024-SIF3
Collateral assets	31	394,070	410,263	SOFR + 4.01%	(a)	April 2029	(b)
Financing	1	330,000	327,553	SOFR + 2.41%	(c)	April 2036	(d)
STWD 2021-SIF2
Collateral assets	30	500,898	515,425	SOFR + 3.79%	(a)	May 2029	(b)
Financing	1	410,000	409,072	SOFR + 2.11%	(c)	January 2033	(d)
Total
Collateral assets		$3,980,769	$4,076,969
Financing		$3,204,296	$3,196,426
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
We incurred $38.5 million of issuance costs in connection with the CLOs and SASB, which are amortized on an effective yield basis over the estimated life of the CLOs and SASB. For the three months ended March 31, 2025 and 2024, approximately $1.2 million and $2.0 million, respectively, of amortization of deferred financing costs was included in interest expense on our condensed consolidated statements of operations. As of March 31, 2025 and December 31, 2024, our unamortized issuance costs were $6.7 million and $7.9 million, respectively.
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

	Repurchase Agreements	Other Secured Financing	CLOs and SASB (a)	Total
2025 (remainder of)	$576,969	$141,539	$442,398	$1,160,906
2026	2,654,842	47,531	1,213,782	3,916,155
2027	2,467,375	1,161,864	595,967	4,225,206
2028	2,645,024	146,998	205,960	2,997,982
2029	942,388	558,595	340,516	1,841,499
Thereafter	89,470	1,097,363	373,390	1,560,223
Total	$9,376,068	$3,153,890	$3,172,013	$15,701,971
______________________________________________________________________________________________________________________
(a)For the CLOs, the above does not assume utilization of their reinvestment features. The SASB does not have a reinvestment feature.
11. Unsecured Senior Notes
The following table is a summary of our unsecured senior notes outstanding as of March 31, 2025 and December 31, 2024 (dollars in thousands):

	Coupon Rate	Swapped Rate (1)	Effective Rate (2)	Maturity Date	Remaining Period of Amortization	Carrying Value at
						March 31, 2025	December 31, 2024
2027 Convertible Notes	6.75%	N/A	7.38%	7/15/2027	2.3 years	380,750	380,750
2025 Senior Notes	4.75%	SOFR + 2.64%	5.04%	3/15/2025	N/A	—	250,000
2026 Senior Notes	3.63%	N/A	3.77%	7/15/2026	1.3 years	400,000	400,000
2027 Senior Notes	4.38%	SOFR + 2.95%	4.49%	1/15/2027	1.8 years	500,000	500,000
2029 Senior Notes	7.25%	SOFR + 3.25%	7.37%	4/1/2029	4.0 years	600,000	600,000
April 2030 Senior Notes	6.00%	SOFR + 2.70%	6.14%	4/15/2030	5.0 years	400,000	400,000
July 2030 Senior Notes	6.50%	SOFR + 2.55%	6.64%	7/1/2030	5.3 years	500,000	500,000
Total principal amount						2,780,750	3,030,750
Unamortized discount—Convertible Notes						(5,829)	(6,399)
Unamortized discount—Senior Notes						(9,728)	(10,501)
Unamortized deferred financing costs						(17,863)	(19,168)
Total carrying amount						$2,747,330	$2,994,682
______________________________________________________________________________________________________________________
(1)We entered into interest rate swaps on certain of our senior notes at closing to effectively convert them to floating rates.
(2)Effective rate reflects the coupon rate plus the effects of underwriter purchase discount.
Our unsecured senior notes contain certain financial tests and covenants. As of March 31, 2025, we were in compliance with all such covenants.
Senior Notes Due 2025
On December 4, 2017, we issued $500.0 million of 4.75% Senior Notes due 2025 (the “2025 Senior Notes”). On November 21, 2024, we redeemed $250.0 million of the 2025 Senior Notes and the remaining $250.0 million was repaid at maturity on March 15, 2025.

Convertible Notes
In July 2023, we issued $380.8 million of 6.75% Convertible Senior Notes due 2027 (the “2027 Convertible Notes”) for net proceeds of $371.2 million. The notes mature on July 15, 2027.
We recognized interest expense from our Convertible Notes of $7.0 million during both the three months ended March 31, 2025 and 2024.
The following table details the conversion attributes of our Convertible Notes outstanding as of March 31, 2025 (amounts in thousands, except rates):

	March 31, 2025
	Conversion	Conversion
	Rate (1)	Price (2)
2027 Convertible Notes	48.1783	$20.76

(1)    The conversion rate represents the number of shares of common stock issuable per $1,000 principal amount of 2027
Convertible Notes converted, as adjusted in accordance with the indenture governing the 2027 Convertible Notes
(including the applicable supplemental indenture).

(2)    As of March 31, 2025, the market price of the Company's common stock was $19.77.

The if-converted value of the 2027 Convertible Notes was less than their principal amount by $18.1 million at March 31, 2025 as the closing market price of the Company’s common stock of $19.77 was less than the implicit conversion price of $20.76 per share. The if-converted value of the principal amount of the 2027 Convertible Notes was $362.7 million as of March 31, 2025. As of March 31, 2025, the net carrying amount and fair value of the 2027 Convertible Notes was $374.5 million and $387.7 million, respectively.

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
The following summarizes the face amount and proceeds of commercial loans securitized for the three months ended March 31, 2025 and 2024 (amounts in thousands):

	Commercial Loans
	Face Amount	Proceeds
For the Three Months Ended March 31,
2025	$268,016	$278,731
2024	211,700	218,596
There were no residential loans securitized during the three months ended March 31, 2025 and 2024.
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

During the three months ended March 31, 2025 and 2024, there were no sales of commercial or residential loans within the Commercial and Residential Lending Segment.

Investing and Servicing Loan Sales

During the three months ended March 31, 2025, the Investing and Servicing Segment sold loans outside of securitizations with a face amount of $18.0 million for proceeds of $18.6 million. The sale of these loans does not result in a discrete gain or loss since they are carried under the fair value option. There were no such sales of loans by the Investing and Servicing Segment during the three months ended March 31, 2024.
Infrastructure Loan Sales
There were no sales of loans by the Infrastructure Lending Segment during the three months ended March 31, 2025 and 2024.

13. Derivatives and Hedging Activity
Risk Management Objective of Using Derivatives
We are exposed to certain risks arising from both our business operations and economic conditions. Refer to Note 14 to the consolidated financial statements included in our Form 10-K for further discussion of our risk management objectives and policies.
Designated Hedges
The Company does not generally elect to apply the hedge accounting designation to its hedging instruments. As of March 31, 2025 and December 31, 2024, the Company did not have any designated hedges.
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
The following table summarizes our non-designated derivatives as of March 31, 2025 (notional amounts in thousands):

Type of Derivative	Number of Contracts	Aggregate Notional Amount	Notional Currency	Maturity
Fx contracts – Buy Euros (“EUR”)	26	466,138	EUR	April 2025 - September 2027
Fx contracts – Buy Pounds Sterling (“GBP”)	11	99,442	GBP	July 2025 - January 2027
Fx contracts – Buy Australian dollar (“AUD”)	2	742,152	AUD	January 2026 - October 2026
Fx contracts – Sell EUR	145	780,589	EUR	April 2025 - July 2028
Fx contracts – Sell GBP	169	622,555	GBP	April 2025 - September 2027
Fx contracts – Sell AUD	74	1,381,072	AUD	April 2025 - July 2027
Fx contracts – Sell Swiss Franc (“CHF”)	31	18,597	CHF	May 2025 - November 2025
Interest rate swaps – Paying fixed rates	36	3,132,242	USD	April 2025 - October 2033
Interest rate swaps – Receiving fixed rates	5	2,038,380	USD	January 2027 - July 2030
Interest rate futures	7	54,800	USD	May 2025
Interest rate caps	3	513,646	USD	April 2025 - May 2026
Credit instruments	2	45,000	USD	January 2030 - July 2034
Interest rate swap guarantees	1	88,496	USD	June 2025
Total	512

The above table excludes certain interest rate derivatives which serve as an economic hedge related to our residential loan portfolio. In 2024, we entered into a series of derivative transactions related to this loan portfolio in an effort to extend hedge duration. The current high interest rate environment has caused these loans to experience lower prepayment speeds than was originally anticipated at the time of their origination. In order to minimize volatility in future earnings and cash flows while minimizing the current cash outflow, we: (i) entered into a series of reverse swap trades to offset approximately 100% of the dollar duration of our existing interest rate swaps through the end of 2024 and approximately 80% between 2025 through their termination in the second quarter of 2027; and (ii) entered into a forward starting swap from June 2027 for four years which pays fixed and receives floating in order to replace the swaps reversed. Given the volume of these hedges and their sequential nature, the notional value of these new swaps is not representative of the notional value of our portfolio, and they were thus excluded from the table above. The notional value of the swaps described in (i) above that were effective and included as of March 31, 2025 totaled $2.5 billion. The notional value of the swaps described in (i) above that were not yet effective and not included as of March 31, 2025 totaled $10.7 billion. Because the reverse swaps and the forward starting swap are not specifically designated to assets or liabilities, changes in their respective fair values are recorded currently in earnings. The above table also excludes $3.0 billion notional amount of certain other interest rate swaps we entered into prior to March 31, 2025, but that were not yet effective.

The table below presents the fair value of our derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024 (amounts in thousands):

	Fair Value of Derivatives in an Asset Position (1) as of		Fair Value of Derivatives in a Liability Position (2) as of
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Foreign exchange contracts	$82,602	$137,577	$52,248	$67,452
Interest rate contracts	2,370	37,758	20,087	27,292
Credit instruments	—	185	640	146
Total derivatives	$84,972	$175,520	$72,975	$94,890
___________________________________________________
(1)Classified as derivative assets in our condensed consolidated balance sheets.
(2)Classified as derivative liabilities in our condensed consolidated balance sheets.
The table below presents the effect of our derivative financial instruments on the condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024 (amounts in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income for the Three Months Ended March 31,
		2025	2024
Foreign exchange contracts	(Loss) gain on derivative financial instruments, net	$(32,300)	$48,123
Interest rate contracts	(Loss) gain on derivative financial instruments, net	(7,286)	54,298
Credit instruments	(Loss) gain on derivative financial instruments, net	(103)	(482)
		$(39,689)	$101,939
14. Offsetting Assets and Liabilities
The following tables present the potential effects of netting arrangements on our financial position for financial assets and liabilities within the scope of ASC 210-20, Balance Sheet—Offsetting, which for us are derivative assets and liabilities as well as repurchase agreement liabilities (amounts in thousands):

		(ii) Gross Amounts Offset in the Statement of Financial Position	(iii) = (i) - (ii) Net Amounts Presented in the Statement of Financial Position	(iv) Gross Amounts Not Offset in the Statement of Financial Position
	(i) Gross Amounts Recognized			Financial Instruments	Cash Collateral Received / Pledged	(v) = (iii) - (iv) Net Amount
As of March 31, 2025
Derivative assets	$84,972	$—	$84,972	$64,697	$1,065	$19,210
Derivative liabilities	$72,975	$—	$72,975	$64,697	$8,278	$—
Repurchase agreements	9,376,068	—	9,376,068	9,376,068	—	—
	$9,449,043	$—	$9,449,043	$9,440,765	$8,278	$—
As of December 31, 2024
Derivative assets	$175,520	$—	$175,520	$94,440	$20,760	$60,320
Derivative liabilities	$94,890	$—	$94,890	$94,440	$450	$—
Repurchase agreements	8,336,385	—	8,336,385	8,336,385	—	—
	$8,431,275	$—	$8,431,275	$8,430,825	$450	$—

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
The following table details the assets and liabilities of our consolidated CLOs and SASB as of March 31, 2025 and December 31, 2024 (amounts in thousands):

	March 31, 2025	December 31, 2024
Assets:
Cash and cash equivalents	$158,872	$76,320
Loans held-for-investment	3,831,189	3,975,964
Investment securities	102	216
Accrued interest receivable	19,888	20,755
Other assets	45,839	3,714
Total Assets	$4,055,890	$4,076,969
Liabilities
Accounts payable, accrued expenses and other liabilities	$30,389	$23,540
Collateralized loan obligations and single asset securitization, net	3,165,296	3,196,426
Total Liabilities	$3,195,685	$3,219,966
Assets held by the CLOs and SASB are restricted and can be used only to settle obligations of the CLOs and SASB, including the subordinate interests owned by us. The liabilities of the CLOs and SASB are non-recourse to us and can only be satisfied from the assets of the CLOs and SASB.
We also hold controlling interests in other non-securitization entities that are considered VIEs. The Woodstar Fund, Woodstar Feeder Fund, L.P. and one of the Woodstar Fund’s indirect investees, SPT Dolphin Intermediate LLC (“SPT Dolphin”), the entity which holds the Woodstar II Portfolio, are each VIEs because the third party interest holders do not carry kick-out rights or substantive participating rights. We were deemed to be the primary beneficiary of those VIEs because we possess both the power to direct the activities of the VIEs that most significantly impact their economic performance and a significant economic interest in each entity. The Woodstar Fund had total assets of $2.1 billion, including its indirect investment in SPT Dolphin, and no significant liabilities as of March 31, 2025. As of March 31, 2025, Woodstar Feeder Fund, L.P. and its consolidated subsidiary which is also considered a VIE, Woodstar Feeder REIT, LLC, had a $0.6 billion investment in the Woodstar Fund, had no significant liabilities and had temporary equity of $0.4 billion consisting of the contingently redeemable non-controlling interests of the third party investors (see Note 17).
We also hold a 51% controlling interest in a joint venture (the “CMBS JV”) within our Investing and Servicing Segment, which is considered a VIE because the third party interest holder does not carry kick-out rights or substantive participating rights. We are deemed the primary beneficiary of the CMBS JV. This VIE had total assets of $226.6 million and liabilities of $58.2 million as of March 31, 2025. Refer to Note 17 for further discussion.
In addition to the above non-securitization entities, we have smaller VIEs with total assets of $63.8 million and liabilities of $0.1 million as of March 31, 2025.
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
As noted above, we are not obligated to provide, nor have we provided, any financial support for any of our securitization VIEs, whether or not we are deemed to be the primary beneficiary. As such, the risk associated with our involvement in these VIEs is limited to the carrying value of our investment in the entity. As of March 31, 2025, our maximum risk of loss related to securitization VIEs in which we were not the primary beneficiary was $31.3 million on a fair value basis.
As of March 31, 2025, the securitization VIEs which we do not consolidate had debt obligations to beneficial interest holders with unpaid principal balances, excluding the notional value of interest-only securities, of $4.7 billion. The corresponding assets are comprised primarily of commercial mortgage loans with unpaid principal balances corresponding to the amounts of the outstanding debt obligations.
We also hold passive non-controlling interests in certain unconsolidated entities that are considered VIEs. We are not the primary beneficiaries of these VIEs as we do not possess the power to direct the activities of the VIEs that most significantly impact their economic performance and therefore report our interests, which totaled $6.4 million as of March 31, 2025, within investments in unconsolidated entities on our condensed consolidated balance sheet. Our maximum risk of loss is limited to our carrying value of the investments.
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
Base Management Fee. For the three months ended March 31, 2025 and 2024, approximately $23.4 million and $21.9 million, respectively, was incurred for base management fees. As of March 31, 2025 and December 31, 2024, there were $23.4 million and $23.5 million, respectively, of unpaid base management fees included in related-party payable in our condensed consolidated balance sheets.
Incentive Fee. For the three months ended March 31, 2025 and 2024, approximately $10.1 million and $19.1 million, respectively, was incurred for incentive fees. As of March 31, 2025 and December 31, 2024, there were $10.1 million and $12.7 million, respectively, of unpaid incentive fees included in related-party payable in our condensed consolidated balance sheets.

Expense Reimbursement. For the three months ended March 31, 2025 and 2024, approximately $1.2 million and $0.5 million, respectively, was incurred for executive compensation and other reimbursable expenses and recognized within general and administrative expenses in our condensed consolidated statements of operations. As of March 31, 2025 and December 31, 2024, there were $3.0 million and $2.7 million, respectively, of unpaid reimbursable executive compensation and other expenses included in related-party payable in our condensed consolidated balance sheets.
Equity Awards. In certain instances, we issue RSAs to certain employees of affiliates of our Manager who perform services for us. During the three months ended March 31, 2025 and 2024, we granted 416,780 and 924,092 RSAs, respectively, at grant date fair values of $8.4 million and $18.8 million, respectively. Expenses related to the vesting of awards to employees of affiliates of our Manager were $2.4 million and $1.5 million during the three months ended March 31, 2025 and 2024, respectively, and are reflected in general and administrative expenses in our condensed consolidated statements of operations. These shares generally vest over a three-year period. Compensation expense related to the ESPP (refer to Note 17) for employees of affiliates of our Manager was not material during the three months ended March 31, 2025 and 2024, and is reflected in general and administrative expenses in our condensed consolidated statements of operations.
Manager Equity Plan
In April 2022, the Company’s shareholders approved the Starwood Property Trust, Inc. 2022 Manager Equity Plan (the “2022 Manager Equity Plan”) which replaces the Starwood Property Trust, Inc. 2017 Manager Equity Plan (the “2017 Manager Equity Plan”). In March 2025, we granted 1,350,000 RSUs to our Manager under the 2022 Manager Equity Plan. In March 2024, we granted 1,300,000 RSUs to our Manager under the 2022 Manager Equity Plan. In November 2022, we granted 1,500,000 RSUs to our Manager under the 2022 Manager Equity Plan. In connection with these grants and prior similar grants, we recognized share-based compensation expense of $7.1 million and $4.8 million within management fees in our condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024, respectively. Refer to Note 17 for further discussion.
Investments in Loans and Securities
The following three related-party loan transactions were each approved by our board of directors, with those affiliated with the related transaction recusing themselves.
In January 2025, we co-originated 49% of a $388.4 million first mortgage loan for the construction of a luxury 81 unit condominium project in Miami Beach, Florida. Of our $190.3 million share of the total loan commitment, $61.1 million has been funded and is outstanding as of March 31, 2025. The loan has an initial term of four years with a one-year extension option (subject to certain conditions) and bears interest at SOFR (floor of 3.00%) plus 4.25%. This pricing was negotiated in a competitive bid process with a third party who is retaining the remaining 51% interest in the loan. An affiliate of our Manager is general partner of, and holds a 90% limited partnership interest in, the borrower. Because of the affiliated interest, we lack certain consent rights under the co-lender agreement.
In December 2024, we modified a loan that was originated in March 2022 for the development and recapitalization of a portfolio of luxury rental cabins, where our CEO and another non-independent member of our board of directors own minority equity interests in the borrower. In connection with a new $25.0 million investment in the borrower by a major hotel brand, we granted: (i) a 24-month term extension with a one-year extension option subject to certain conditions and with an extension fee due at maturity, (ii) a 2.25% reduction in the interest rate to SOFR + 4.25%, and (iii) deferral of half of the remaining interest payments until maturity in December 2026. Previous modifications to the loan were as follows: (i) in July 2023, we agreed to a 10-month 300 bps partial interest payment deferral, which in January 2024 was extended to December 2024; and (ii) in June 2024, we deferred all remaining interest payments due under the loan and formally extended its initial maturity until December 2024. The loan had an original commitment of $200.0 million, of which $147.8 million was outstanding as of March 31, 2025. The deferred interest balance was $14.1 million as of March 31, 2025.
In connection with the May 2024 refinancing of our Medical Office Portfolio, we obtained $450.5 million of securitization debt (“MED 2024-MOB”) and a $39.5 million mezzanine loan (the “Mezz Loan”). The Mezz Loan and the $23.0 million horizontal risk retention certificates of MED 2024-MOB (“HRR”) were funded by affiliates of investment funds which are managed by the real estate investment firm for which one of our independent directors is co-founder and co-chief executive officer. One of such affiliates also serves as controlling class representative of MED 2024-MOB. Both the Mezz Loan and the HRR bear interest at SOFR + 5.50% and have an initial term of two years, followed by three successive one-year extension options. The final structure and cost of debt for this refinancing was selected after a competitive marketing process led by a third party broker.

In July 2024, we purchased all the controlling class certificates in the newly-formed Freddie Mac multifamily mortgage trust, FREMF 2024-KF163 (the “Trust”), for their aggregate principal amount of $77.1 million. The certificates have a pass-through interest rate of one-month SOFR + 6.00% and an expected final distribution date in May 2034. The Trust holds 26 SOFR based floating rate multifamily mortgage loans with a total principal balance of approximately $1.0 billion, of which affiliates of our Manager are borrowers under 11 of those loans totaling approximately $495.0 million at the Trust’s inception and as of March 31, 2025. As directing certificate holder, we are considered the primary beneficiary of, and therefore consolidate the Trust as a securitization VIE. However, while we are able to appoint and remove the special servicer of the unaffiliated loans in the VIE, we cannot name ourselves or an affiliate as special servicer, and we cannot remove or direct the third party special servicer with respect to the affiliate loans.
In December 2012, the Company acquired 9,140,000 ordinary shares in SEREF, a debt fund that is externally managed by an affiliate of our Manager and is listed on the London Stock Exchange, for approximately $14.7 million, which equated to approximately 4% ownership of SEREF. As of December 31, 2024, we held 4,480,649 shares of SEREF that had not yet been redeemed. During the three months ended March 31, 2025, 1,060,265 shares were redeemed by SEREF, for proceeds of $1.4 million, leaving 3,420,384 shares held as of March 31, 2025. As of March 31, 2025, our shares represent an approximate 2.3% interest in SEREF. Refer to Note 5 for additional details.
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
During both the three months ended March 31, 2025 and 2024, we made payments to the landlord under the terms of the lease of $1.6 million for rent, parking and our pro rata share of building operating expenses. During the three months ended March 31, 2025 and 2024, we recognized $1.8 million and $1.7 million, respectively, of expenses with respect to this lease within general and administrative expenses in our condensed consolidated statements of operations.
Other Related-Party Arrangements
In March 2025, an affiliate of our Manager acquired Worldwide Mission Critical (“Worldwide”), an entity which provides asset management services for loans secured by data center projects, including construction loans. Prior to Worldwide’s acquisition by our Manager, we entered into a $0.3 million contract with Worldwide to provide services on a $550.0 million construction loan that was originated by us during the three months ended March 31, 2025. During this period, we incurred less than $0.1 million of costs related to this contract.
In 2024, we performed certain services on behalf of two investment funds managed by affiliates of Starwood Capital Group. We billed Starwood Capital Group $7.7 million for estimated costs incurred in connection with these services, which is reflected within other assets in our consolidated balance sheet as of December 31, 2024 and March 31, 2025.
Highmark Residential (“Highmark”), an affiliate of our Manager, provides property management services for properties within our Woodstar I and Woodstar II Portfolios. Fees paid to Highmark are calculated as a percentage of gross receipts and are at market terms. During the three months ended March 31, 2025 and 2024, property management fees to Highmark of $1.7 million and $1.6 million, respectively, were recognized within our Woodstar Portfolios.

Refer to Note 17 to the consolidated financial statements included in our Form 10-K for further discussion of related-party agreements.

17. Stockholders’ Equity and Non-Controlling Interests
During the three months ended March 31, 2025, our board of directors (the “Board”) declared the following dividends:

Declaration Date	Record Date	Payment Date	Amount	Frequency
3/13/25	3/31/25	4/15/25	$0.48	Quarterly
ATM Agreement
In May 2022, we entered into a Starwood Property Trust, Inc. Common Stock Sales Agreement (the “ATM Agreement”) with a syndicate of financial institutions to sell shares of the Company’s common stock of up to $500.0 million from time to time, through an “at the market” equity offering program. Sales of shares under the ATM Agreement are made by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale or at negotiated prices. There were no shares issued under the ATM Agreement during the three months ended March 31, 2025 and 2024.
Dividend Reinvestment and Direct Stock Purchase Plan
During the three months ended March 31, 2025 and 2024, shares issued under the Starwood Property Trust, Inc. Dividend Reinvestment and Direct Stock Purchase Plan (the “DRIP Plan”) were not material.
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
During the three months ended March 31, 2025 and 2024, 64,938 and 66,315 shares, respectively, of common stock were purchased by participants at weighted average discounted purchase prices of $16.94 and $17.09 per share, respectively. During the three months ended March 31, 2025 and 2024, the Company recognized $0.2 million and $0.3 million, respectively, of compensation expense related to its ESPP based on the estimated fair value of the discounted purchase options granted to the participants as of the beginning of the quarterly offering periods determined using the Black-Scholes option pricing model.
As of March 31, 2025, there were 1.6 million shares of common stock available for future issuance through the ESPP.

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
The table below summarizes our share awards granted or vested under the 2022 Manager Equity Plan during the three months ended March 31, 2025 and 2024 (dollar amounts in thousands):

Grant Date	Type	Amount Granted	Grant Date Fair Value	Vesting Period
March 2025	RSU	1,350,000	$27,081	3 years
March 2024	RSU	1,300,000	$26,104	3 years
November 2022	RSU	1,500,000	$31,605	3 years

Schedule of Non-Vested Shares and Share Equivalents (1)

	Equity Plan	Manager Equity Plan	Total	Weighted Average Grant Date Fair Value (per share)
Balance as of January 1, 2025	2,645,260	1,241,668	3,886,928	$20.46
Granted	1,220,052	1,350,000	2,570,052	20.06
Vested	(783,333)	(345,833)	(1,129,166)	21.11
Forfeited	—	—	—	—
Balance as of March 31, 2025	3,081,979	2,245,835	5,327,814	20.13
(1)    Equity-based award activity for awards granted under the 2017 and 2022 Equity Plans is reflected within the Equity Plan column, and for awards granted under the 2017 and 2022 Manager Equity Plans, within the Manager Equity Plan column.
As of March 31, 2025, there were 10.9 million shares of common stock available for future grants under the 2022 Manager Equity Plan and the 2022 Equity Plan.
Non-Controlling Interests in Consolidated Subsidiaries
As discussed in Note 2, on November 5, 2021 we sold a 20.6% non-controlling interest in the Woodstar Fund to third party investors for net cash proceeds of $214.2 million. Under the Woodstar Fund operating agreement, such interests are contingently redeemable by us, at the option of the interest holder, for cash at liquidation fair value if any assets remain upon termination of the Woodstar Fund. The Woodstar Fund operating agreement specifies an eight-year term with two one-year extension options, the first at our option and the second subject to consent of an advisory committee representing the non-controlling interest holders. Accordingly, these contingently redeemable non-controlling interests have been classified as “Temporary Equity” in our condensed consolidated balance sheets and represent the fair value of the Woodstar Fund’s net assets allocable to those interests. During the three months ended March 31, 2025 and 2024, net income attributable to these non-controlling interests was $0.4 million and $1.6 million, respectively.
In connection with our Woodstar II Portfolio acquisitions, we issued 10.2 million Class A Units in our subsidiary, SPT Dolphin, and rights to receive an additional 1.9 million Class A Units if certain contingent events occur. As of March 31, 2025, all of the 1.9 million contingent Class A Units were issued. The Class A Units are redeemable for consideration equal to the current share price of the Company’s common stock on a one-for-one basis, with the consideration paid in either cash or the Company’s common stock, at the determination of the Company. There were 9.7 million Class A Units outstanding as of March 31, 2025. The outstanding Class A Units are reflected as non-controlling interests in consolidated subsidiaries on our condensed consolidated balance sheets, the balance of which was $207.1 million as of both March 31, 2025 and December 31, 2024.
To the extent SPT Dolphin has sufficient cash available, the Class A Units earn a preferred return indexed to the dividend rate of the Company’s common stock. Any distributions made pursuant to this waterfall are recognized within net income attributable to non-controlling interests in our condensed consolidated statements of operations. During both the three months ended March 31, 2025 and 2024, we recognized net income attributable to non-controlling interests of $4.7 million associated with these Class A Units.
As discussed in Note 15, we hold a 51% controlling interest in the CMBS JV within our Investing and Servicing Segment. Because the CMBS JV is deemed a VIE for which we are the primary beneficiary, the 49% interest of our joint venture partner is reflected as a non-controlling interest in consolidated subsidiaries on our condensed consolidated balance sheets, and any net income attributable to this 49% joint venture interest is reflected within net income attributable to non-controlling interests in our condensed consolidated statements of operations. The non-controlling interests in the CMBS JV were $90.6 million and $94.5 million as of March 31, 2025 and December 31, 2024, respectively. During the three months ended March 31, 2025 and 2024, net loss attributable to these non-controlling interests was $0.7 million and $1.0 million, respectively.

18. Earnings per Share
The following table provides a reconciliation of net income and the number of shares of common stock used in the computation of basic EPS and diluted EPS (amounts in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2025	2024
Basic Earnings
Income attributable to STWD common stockholders	$112,255	$154,332
Less: Income attributable to participating shares not already deducted as non-controlling interests	(2,265)	(2,576)
Basic earnings	$109,990	$151,756

Diluted Earnings
Income attributable to STWD common stockholders	$112,255	$154,332
Less: Income attributable to participating shares not already deducted as non-controlling interests	(2,265)	(2,576)
Add: Interest expense on Convertible Notes	—	7,005
Add: Undistributed earnings to participating shares	—	68
Less: Undistributed earnings reallocated to participating shares	—	(65)
Diluted earnings	$109,990	$158,764

Number of Shares:
Basic — Average shares outstanding	335,059	311,827
Effect of dilutive securities — Convertible Notes	—	18,344
Effect of dilutive securities — Contingently issuable shares	252	469
Effect of dilutive securities — Unvested non-participating shares	145	200
Diluted — Average shares outstanding	335,456	330,840

Earnings Per Share Attributable to STWD Common Stockholders:
Basic	$0.33	$0.49
Diluted	$0.33	$0.48
As of March 31, 2025 and 2024, participating shares of 14.4 million and 13.8 million, respectively, were excluded from the computation of diluted shares as their effect was already considered under the more dilutive two-class method used above. Such participating shares at both March 31, 2025 and 2024 included 9.7 million potential shares of our common stock issuable upon redemption of the Class A Units in SPT Dolphin, as discussed in Note 17. Our Convertible Notes were not dilutive for the three months ended March 31, 2025.

19. Accumulated Other Comprehensive Income
The changes in AOCI by component are as follows (amounts in thousands):

Cumulative Unrealized Gain (Loss) on Available-for- Sale Securities
Three Months Ended March 31, 2025
Balance at January 1, 2025	$13,594
OCI before reclassifications	(867)
Amounts reclassified from AOCI	—
Net period OCI	(867)
Balance at March 31, 2025	$12,727
Three Months Ended March 31, 2024
Balance at January 1, 2024	$15,352
OCI before reclassifications	(1,291)
Amounts reclassified from AOCI	—
Net period OCI	(1,291)
Balance at March 31, 2024	$14,061

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

Woodstar Fund Investments
The fair value of investments held by the Woodstar Fund is determined based on observable and unobservable market inputs. The initial fair value of the Woodstar Fund’s investments at its November 5, 2021 establishment date was determined by reference to the purchase price paid by third party investors, which was consistent with both a recent external appraisal as well as our extensive marketing efforts to sell interests in the Woodstar Fund, plus working capital. The fair value of the Woodstar Fund’s investments as of December 31, 2024 was determined by reference to an external appraisal as of that date.

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

Internal valuations at interim quarter ends, including March 31, 2025, are prepared by management. The valuation of properties is based on a direct income capitalization approach, whereby a direct capitalization market rate is applied to annualized in-place net operating income at the portfolio level. The direct capitalization rate is initially calibrated to the implied rate from the latest appraisal and adjusted for subsequent changes in current market capitalization rates for sales of comparable multifamily properties. The valuations of secured financing agreements, working capital and interest rate derivatives are consistent with the methodologies described in the paragraph above.

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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level II of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level III inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of March 31, 2025 and December 31, 2024, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level II of the fair value hierarchy.
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
Fair Value on a Nonrecurring Basis
We determine the fair value of our financial assets measured at fair value on a nonrecurring basis as follows:
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
Fair Value Disclosures
The following tables present our financial assets and liabilities carried at fair value on a recurring basis in the consolidated balance sheets by their level in the fair value hierarchy as of March 31, 2025 and December 31, 2024 (amounts in thousands):

	March 31, 2025
	Total	Level I	Level II	Level III
Financial Assets:
Loans under fair value option	$2,446,636	$—	$—	$2,446,636
RMBS	91,941	—	—	91,941
CMBS	31,299	—	4,028	27,271
Equity security	3,800	3,800	—	—
Woodstar Fund investments	2,065,498	—	—	2,065,498
Domestic servicing rights	23,143	—	—	23,143
Derivative assets	84,972	—	84,972	—
VIE assets	37,470,618	—	—	37,470,618
Total	$42,217,907	$3,800	$89,000	$42,125,107
Financial Liabilities:
Derivative liabilities	$72,975	$—	$72,975	$—
VIE liabilities	35,901,085	—	31,919,461	3,981,624
Total	$35,974,060	$—	$31,992,436	$3,981,624

	December 31, 2024
	Total	Level I	Level II	Level III
Financial Assets:
Loans under fair value option	$2,516,008	$—	$—	$2,516,008
RMBS	93,806	—	—	93,806
CMBS	27,345	—	—	27,345
Equity security	5,146	5,146	—	—
Woodstar Fund investments	2,073,533	—	—	2,073,533
Domestic servicing rights	22,390	—	—	22,390
Derivative assets	175,520	—	175,520	—
VIE assets	38,937,576	—	—	38,937,576
Total	$43,851,324	$5,146	$175,520	$43,670,658
Financial Liabilities:
Derivative liabilities	$94,890	$—	$94,890	$—
VIE liabilities	37,288,545	—	31,774,393	5,514,152
Total	$37,383,435	$—	$31,869,283	$5,514,152
The changes in financial assets and liabilities classified as Level III are as follows for the three months ended March 31, 2025 and 2024 (amounts in thousands):

Three Months Ended March 31, 2025	Loans at Fair Value	RMBS	CMBS	Woodstar Fund Investments	Domestic Servicing Rights	VIE Assets	VIE Liabilities	Total
January 1, 2025 balance	$2,516,008	$93,806	$27,345	$2,073,533	$22,390	$38,937,576	$(5,514,152)	$38,156,506
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	58,404	—	(29)	(8,035)	753	(1,404,497)	253,799	(1,099,605)
Net accretion	—	1,075	—	—	—	—	—	1,075
Included in OCI	—	(867)	—	—	—	—	—	(867)
Purchases / Originations	231,109	—	—	—	—	—	—	231,109
Sales	(297,319)	—	—	—	—	—	—	(297,319)
Cash repayments / receipts	(54,628)	(2,073)	(45)	—	—	—	(62,040)	(118,786)
Transfers into Level III	—	—	—	—	—	—	(7,595)	(7,595)
Transfers out of Level III	(6,938)	—	—	—	—	—	1,348,326	1,341,388
Deconsolidation of VIEs	—	—	—	—	—	(62,461)	38	(62,423)
March 31, 2025 balance	$2,446,636	$91,941	$27,271	$2,065,498	$23,143	$37,470,618	$(3,981,624)	$38,143,483
Amount of unrealized gains (losses) attributable to assets still held at March 31, 2025:
Included in earnings	$39,054	$1,075	$28	$(8,035)	$753	$(1,404,497)	$253,799	$(1,117,823)
Included in OCI	$—	$(867)	$—	$—	$—	$—	$—	$(867)

Three Months Ended March 31, 2024	Loans at Fair Value	RMBS	CMBS	Woodstar Fund Investments	Domestic Servicing Rights	VIE Assets	VIE Liabilities	Total
January 1, 2024 balance	$2,645,637	$102,368	$18,600	$2,012,833	$19,384	$43,786,356	$(5,604,796)	$42,980,382
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	(29,013)	—	607	(3,896)	228	(1,530,426)	112,113	(1,450,387)
Net accretion	—	1,167	—	—	—	—	—	1,167
Included in OCI	—	(1,291)	—	—	—	—	—	(1,291)
Purchases / Originations	289,508	—	—	—	—	—	—	289,508
Sales	(218,597)	—	—	—	—	—	—	(218,597)
Issuances	—	—	—	—	—	—	(3,166)	(3,166)
Cash repayments / receipts	(45,316)	(1,925)	(63)	—	—	—	(3,138)	(50,442)
Transfers into Level III	—	—	—	—	—	—	(465,410)	(465,410)
Transfers out of Level III	—	—	—	—	—	—	601,090	601,090
Deconsolidation of VIEs	—	—	342	—	—	(622,077)	4,790	(616,945)
March 31, 2024 balance	$2,642,219	$100,319	$19,486	$2,008,937	$19,612	$41,633,853	$(5,358,517)	$41,065,909
Amount of unrealized gains (losses) attributable to assets still held at March 31, 2024:
Included in earnings	$(40,815)	$1,167	$949	$(3,896)	$228	$(1,530,426)	$112,113	$(1,460,680)
Included in OCI	$—	$(1,291)	$—	$—	$—	$—	$—	$(1,291)
Amounts were transferred from Level II to Level III due to a decrease in the observable relevant market activity and amounts were transferred from Level III to Level II due to an increase in the observable relevant market activity.
The following table presents the fair values of our financial instruments not carried at fair value on the consolidated balance sheets (amounts in thousands):

	March 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets not carried at fair value:
Loans	$16,521,979	$16,659,443	$15,437,013	$15,546,013
HTM debt securities	370,419	345,386	406,961	382,394
Financial liabilities not carried at fair value:
Secured financing agreements, CLOs and SASB	$15,603,734	$15,677,520	$14,347,983	$14,406,533
Unsecured senior notes	2,747,330	2,769,695	2,994,682	3,017,102

The following is quantitative information about significant unobservable inputs in our Level III measurements for those assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

	Carrying Value at March 31, 2025	Valuation Technique	Unobservable Input	Range (Weighted Average) as of (1)
				March 31, 2025	December 31, 2024
Loans under fair value option	$2,446,636	Discounted cash flow, market pricing	Coupon (d)	2.8% - 10.5% (4.5%)	2.8% - 10.5% (4.6%)
			Remaining contractual term (d)	3.0 - 37.3 years (26.0 years)	3.3 - 37.5 years (25.9 years)
			FICO score (a)	585 - 829 (750)	585 - 829 (750)
			LTV (b)	4% - 92% (64%)	4% - 93% (64%)
			Purchase price (d)	80.0% - 106.8% (101.3%)	80.0% - 106.8% (101.3%)
RMBS	91,941	Discounted cash flow	Constant prepayment rate (a)	2.1% - 9.1% (4.5%)	2.2% - 9.2% (4.5%)
			Constant default rate (b)	0.9% - 3.3% (1.6%)	0.8% - 3.3% (1.6%)
			Loss severity (b)	0% - 50% (12%) (e)	0% - 62% (13%) (e)
			Delinquency rate (c)	8% - 25% (14%)	8% - 25% (13%)
			Servicer advances (a)	18% - 76% (47%)	22% - 78% (51%)
CMBS	27,271	Discounted cash flow	Yield (b)	0% - 59.2% (13.1%)	0% - 58.5% (12.6%)
			Duration (c)	0 - 5.6 years (1.7 years)	0 - 6.7 years (2.2 years)
Woodstar Fund investments	2,065,498	Discounted cash flow	Discount rate - properties (b)	N/A	6.5% - 7.3% (7.0%)
			Discount rate - debt (a)	3.0% - 6.2% (4.6%)	3.0% - 6.4% (4.7%)
			Terminal capitalization rate (b)	N/A	4.8% - 5.5% (5.2%)
			Direct capitalization rate (b)	4.43% (4.43%)	4.43% (4.43%) (Implied)
Domestic servicing rights	23,143	Discounted cash flow	Debt yield (a)	8.75% (8.75%)	8.50% (8.50%)
			Discount rate (b)	15% (15%)	15% (15%)
VIE assets	37,470,618	Discounted cash flow	Yield (b)	0% - 862.5% (22.8%)	0% - 753.1% (26.4%)
			Duration (c)	0 - 8.7 years (2.0 years)	0 - 9.0 years (2.6 years)
VIE liabilities	3,981,624	Discounted cash flow	Yield (b)	0% - 862.5% (11.9%)	0% - 753.1% (17.1%)
			Duration (c)	0 - 8.7 years (2.4 years)	0 - 9.0 years (2.0 years)
______________________________________________________________________________________________________________________
(1)Unobservable inputs were weighted by the relative carrying value of the instruments as of March 31, 2025 and December 31, 2024.
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
(e)3% of the portfolio falls within a range of 45% - 80% as of both March 31, 2025 and December 31, 2024.
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
Our TRSs engage in various real estate-related operations, including special servicing of commercial real estate, originating and securitizing mortgage loans, and investing in entities which engage in real estate-related operations. As of March 31, 2025 and December 31, 2024, approximately $2.8 billion and $2.9 billion, respectively, of assets were owned by TRS entities. Our TRSs are not consolidated for U.S. federal income tax purposes, but are instead taxed as corporations. For financial reporting purposes, a provision for current and deferred taxes is established for the portion of earnings recognized by us with respect to our interest in TRSs.

The following table is a reconciliation of our U.S. federal income tax provision determined using our statutory federal tax rate to our reported income tax provision for the three months ended March 31, 2025 and 2024 (dollars in thousands):

	For the Three Months Ended March 31,
	2025		2024
Federal statutory tax rate	$25,172	21.0%	$33,824	21.0%
REIT and other non-taxable income	(22,203)	(18.5)%	(32,915)	(20.5)%
State income taxes	976	0.8%	298	0.2%
Federal benefit of state tax deduction	(205)	(0.2)%	(63)	—%
Other	26	—%	62	—%
Effective tax rate	$3,766	3.1%	$1,206	0.7%

For the three months ended March 31, 2025 and 2024, we have utilized the discrete effective tax rate method, as allowed by ASC 740-270-30-18, “Income Taxes—Interim Reporting,” to calculate our interim income tax expense (benefit). The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year to date period as if it was the annual period and determines the income tax expense or benefit on that basis. We believe that due to market dislocation and volatility, particularly with respect to the Company’s residential assets that are housed in TRSs, the use of the discrete method is more appropriate at this time than the annual effective tax rate method due to the high degree of uncertainty in estimating annual pretax earnings.
22. Commitments and Contingencies

As of March 31, 2025, our Commercial and Residential Lending Segment had future commercial loan funding commitments totaling $1.5 billion, of which we expect to fund $1.4 billion. These future funding commitments primarily relate to construction projects, capital improvements, tenant improvements and leasing commissions.
As of March 31, 2025, our Infrastructure Lending Segment had future infrastructure loan funding commitments totaling $252.3 million, including $164.9 million under revolvers and letters of credit (“LCs”) and $87.4 million under delayed draw term loans. As of March 31, 2025, $1.1 million of revolvers and LCs were outstanding. Additionally, as of March 31, 2025, our Infrastructure Lending Segment had outstanding loan purchase commitments of $318.5 million.
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
The table below presents our results of operations for the three months ended March 31, 2025 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Revenues:
Interest income from loans	$290,299	$60,456	$—	$3,168	$—	$353,923	$—	$353,923
Interest income from investment securities	23,889	154	—	28,174	—	52,217	(39,996)	12,221
Servicing fees	65	—	—	21,829	—	21,894	(4,434)	17,460
Rental income	8,203	—	16,315	4,665	—	29,183	—	29,183
Other revenues	3,010	1,015	234	1,039	95	5,393	—	5,393
Total revenues	325,466	61,625	16,549	58,875	95	462,610	(44,430)	418,180
Costs and expenses:
Management fees	180	—	—	—	40,583	40,763	—	40,763
Interest expense	165,551	35,154	8,977	8,133	74,538	292,353	(195)	292,158
General and administrative	14,606	5,018	1,414	22,501	4,608	48,147	—	48,147
Costs of rental operations	5,518	—	6,018	3,284	—	14,820	—	14,820
Depreciation and amortization	3,607	10	5,865	1,751	251	11,484	—	11,484
Credit loss (reversal) provision, net	(25,759)	760	—	—	—	(24,999)	—	(24,999)
Other expense	(25)	1,923	(82)	35	—	1,851	—	1,851
Total costs and expenses	163,678	42,865	22,192	35,704	119,980	384,419	(195)	384,224
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	—	28,691	28,691
Change in fair value of servicing rights	—	—	—	(114)	—	(114)	867	753
Change in fair value of investment securities, net	7,397	—	—	(22,629)	—	(15,232)	15,059	(173)
Change in fair value of mortgage loans, net	42,574	—	—	15,830	—	58,404	—	58,404
Income from affordable housing fund investments	—	—	3,910	—	—	3,910	—	3,910
Earnings (loss) from unconsolidated entities	1,296	(622)	—	245	—	919	(382)	537
(Loss) gain on derivative financial instruments, net	(65,838)	(19)	(98)	(1,073)	27,339	(39,689)	—	(39,689)
Foreign currency gain (loss), net	34,616	236	(61)	—	—	34,791	—	34,791
Other (loss) income, net	(489)	—	(828)	4	—	(1,313)	—	(1,313)
Total other income (loss)	19,556	(405)	2,923	(7,737)	27,339	41,676	44,235	85,911
Income (loss) before income taxes	181,344	18,355	(2,720)	15,434	(92,546)	119,867	—	119,867
Income tax provision	(294)	(133)	—	(3,339)	—	(3,766)	—	(3,766)
Net income (loss)	181,050	18,222	(2,720)	12,095	(92,546)	116,101	—	116,101
Net (income) loss attributable to non-controlling interests	(3)	—	(5,084)	1,241	—	(3,846)	—	(3,846)
Net income (loss) attributable to Starwood Property Trust, Inc.	$181,047	$18,222	$(7,804)	$13,336	$(92,546)	$112,255	$—	$112,255

The table below presents our results of operations for the three months ended March 31, 2024 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Revenues:
Interest income from loans	$394,472	$66,398	$—	$2,622	$—	$463,492	$—	$463,492
Interest income from investment securities	31,405	138	—	21,144	—	52,687	(34,481)	18,206
Servicing fees	128	—	—	13,039	—	13,167	(3,478)	9,689
Rental income	3,565	—	20,775	4,507	—	28,847	—	28,847
Other revenues	983	392	127	748	604	2,854	—	2,854
Total revenues	430,553	66,928	20,902	42,060	604	561,047	(37,959)	523,088
Costs and expenses:
Management fees	192	—	—	—	45,822	46,014	—	46,014
Interest expense	236,149	38,973	13,298	8,317	59,429	356,166	(210)	355,956
General and administrative	16,828	5,955	1,263	23,467	3,150	50,663	—	50,663
Costs of rental operations	2,025	—	5,707	2,612	—	10,344	—	10,344
Depreciation and amortization	1,949	14	5,855	1,749	251	9,818	—	9,818
Credit loss provision, net	34,977	862	—	—	—	35,839	—	35,839
Other expense	730	—	—	(56)	—	674	—	674
Total costs and expenses	292,850	45,804	26,123	36,089	108,652	509,518	(210)	509,308
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	—	10,086	10,086
Change in fair value of servicing rights	—	—	—	(3,381)	—	(3,381)	3,609	228
Change in fair value of investment securities, net	(6,991)	—	—	(16,458)	—	(23,449)	24,364	915
Change in fair value of mortgage loans, net	(40,677)	—	—	11,664	—	(29,013)	—	(29,013)
Income from affordable housing fund investments	—	—	9,448	—	—	9,448	—	9,448
Earnings from unconsolidated entities	7,345	327	—	313	—	7,985	(310)	7,675
(Loss) gain on sale of investments and other assets, net	(41)	—	92,003	—	—	91,962	—	91,962
Gain (loss) on derivative financial instruments, net	110,952	122	1,721	3,012	(13,868)	101,939	—	101,939
Foreign currency (loss) gain, net	(41,818)	(84)	32	—	—	(41,870)	—	(41,870)
Gain (loss) on extinguishment of debt	315	(560)	(1,209)	—	—	(1,454)	—	(1,454)
Other (loss) income, net	(2,676)	40	—	6	—	(2,630)	—	(2,630)
Total other income (loss)	26,409	(155)	101,995	(4,844)	(13,868)	109,537	37,749	147,286
Income (loss) before income taxes	164,112	20,969	96,774	1,127	(121,916)	161,066	—	161,066
Income tax (provision) benefit	(721)	128	—	(613)	—	(1,206)	—	(1,206)
Net income (loss)	163,391	21,097	96,774	514	(121,916)	159,860	—	159,860
Net (income) loss attributable to non-controlling interests	(3)	—	(6,225)	700	—	(5,528)	—	(5,528)
Net income (loss) attributable to Starwood Property Trust, Inc.	$163,388	$21,097	$90,549	$1,214	$(121,916)	$154,332	$—	$154,332

The table below presents our consolidated balance sheet as of March 31, 2025 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Assets:
Cash and cash equivalents	$19,249	$161,387	$32,113	$22,109	$205,722	$440,580	$—	$440,580
Restricted cash	96,106	19,306	1,158	349	134,852	251,771	—	251,771
Loans held-for-investment, net	13,813,048	2,708,931	—	—	—	16,521,979	—	16,521,979
Loans held-for-sale	2,375,642	—	—	70,994	—	2,446,636	—	2,446,636
Investment securities	871,299	17,158	—	1,148,978	—	2,037,435	(1,539,976)	497,459
Properties, net	695,579	—	652,965	64,690	—	1,413,234	—	1,413,234
Investments of consolidated affordable housing fund	—	—	2,065,498	—	—	2,065,498	—	2,065,498
Investments in unconsolidated entities	26,612	53,483	—	33,265	—	113,360	(14,898)	98,462
Goodwill	—	119,409	—	140,437	—	259,846	—	259,846
Intangible assets	9,914	—	21,438	63,323	—	94,675	(34,878)	59,797
Derivative assets	82,602	—	17	4	2,349	84,972	—	84,972
Accrued interest receivable	128,296	14,029	—	338	28	142,691	—	142,691
Other assets	213,713	3,478	54,472	9,033	129,108	409,804	—	409,804
VIE assets, at fair value	—	—	—	—	—	—	37,470,618	37,470,618
Total Assets	$18,332,060	$3,097,181	$2,827,661	$1,553,520	$472,059	$26,282,481	$35,880,866	$62,163,347
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$297,370	$36,186	$13,966	$29,395	$102,978	$479,895	$—	$479,895
Related-party payable	—	—	—	—	36,538	36,538	—	36,538
Dividends payable	—	—	—	—	165,039	165,039	—	165,039
Derivative liabilities	52,248	—	—	—	20,727	72,975	—	72,975
Secured financing agreements, net	8,942,642	961,524	480,322	527,359	1,546,810	12,458,657	(20,219)	12,438,438
Collateralized loan obligations and single asset securitization, net	1,935,109	1,230,187	—	—	—	3,165,296	—	3,165,296
Unsecured senior notes, net	—	—	—	—	2,747,330	2,747,330	—	2,747,330
VIE liabilities, at fair value	—	—	—	—	—	—	35,901,085	35,901,085
Total Liabilities	11,227,369	2,227,897	494,288	556,754	4,619,422	19,125,730	35,880,866	55,006,596
Temporary Equity: Redeemable non-controlling interests	—	—	426,835	—	—	426,835	—	426,835
Permanent Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Common stock	—	—	—	—	3,468	3,468	—	3,468
Additional paid-in capital	834,079	591,500	(395,292)	(746,610)	6,060,216	6,343,893	—	6,343,893
Treasury stock	—	—	—	—	(138,022)	(138,022)	—	(138,022)
Retained earnings (accumulated deficit)	6,257,767	277,784	2,094,585	1,626,488	(10,073,025)	183,599	—	183,599
Accumulated other comprehensive income	12,727	—	—	—	—	12,727	—	12,727
Total Starwood Property Trust, Inc. Stockholders’ Equity	7,104,573	869,284	1,699,293	879,878	(4,147,363)	6,405,665	—	6,405,665
Non-controlling interests in consolidated subsidiaries	118	—	207,245	116,888	—	324,251	—	324,251
Total Permanent Equity	7,104,691	869,284	1,906,538	996,766	(4,147,363)	6,729,916	—	6,729,916
Total Liabilities and Equity	$18,332,060	$3,097,181	$2,827,661	$1,553,520	$472,059	$26,282,481	$35,880,866	$62,163,347

The table below presents our consolidated balance sheet as of December 31, 2024 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Assets:
Cash and cash equivalents	$19,743	$122,134	$24,717	$11,946	$199,291	$377,831	$—	$377,831
Restricted cash	147,502	21,986	1,133	5,543	—	176,164	—	176,164
Loans held-for-investment, net	12,895,064	2,541,949	—	—	—	15,437,013	—	15,437,013
Loans held-for-sale	2,394,624	—	—	121,384	—	2,516,008	—	2,516,008
Investment securities	909,762	17,273	—	1,225,024	—	2,152,059	(1,618,801)	533,258
Properties, net	650,966	—	657,246	65,466	—	1,373,678	—	1,373,678
Investments of consolidated affordable housing fund	—	—	2,073,533	—	—	2,073,533	—	2,073,533
Investments in unconsolidated entities	26,441	54,105	—	33,640	—	114,186	(14,816)	99,370
Goodwill	—	119,409	—	140,437	—	259,846	—	259,846
Intangible assets	10,637	—	22,101	63,711	—	96,449	(35,745)	60,704
Derivative assets	174,507	—	115	898	—	175,520	—	175,520
Accrued interest receivable	150,474	13,961	—	684	2,648	167,767	—	167,767
Other assets	206,103	8,190	52,243	8,700	92,993	368,229	—	368,229
VIE assets, at fair value	—	—	—	—	—	—	38,937,576	38,937,576
Total Assets	$17,585,823	$2,899,007	$2,831,088	$1,677,433	$294,932	$25,288,283	$37,268,214	$62,556,497
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$185,303	$30,157	$13,232	$57,624	$148,268	$434,584	$—	$434,584
Related-party payable	—	—	—	—	38,958	38,958	—	38,958
Dividends payable	—	—	—	—	163,383	163,383	—	163,383
Derivative liabilities	67,452	—	—	—	27,438	94,890	—	94,890
Secured financing agreements, net	7,912,536	760,299	479,732	591,094	1,428,227	11,171,888	(20,331)	11,151,557
Collateralized loan obligations and single asset securitization, net	1,966,865	1,229,561	—	—	—	3,196,426	—	3,196,426
Unsecured senior notes, net	—	—	—	—	2,994,682	2,994,682	—	2,994,682
VIE liabilities, at fair value	—	—	—	—	—	—	37,288,545	37,288,545
Total Liabilities	10,132,156	2,020,017	492,964	648,718	4,800,956	18,094,811	37,268,214	55,363,025
Temporary Equity: Redeemable non-controlling interests	—	—	426,695	—	—	426,695	—	426,695
Permanent Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Common stock	—	—	—	—	3,449	3,449	—	3,449
Additional paid-in capital	1,363,238	619,428	(398,205)	(706,746)	5,445,048	6,322,763	—	6,322,763
Treasury stock	—	—	—	—	(138,022)	(138,022)	—	(138,022)
Retained earnings (accumulated deficit)	6,076,720	259,562	2,102,389	1,613,151	(9,816,499)	235,323	—	235,323
Accumulated other comprehensive income	13,594	—	—	—	—	13,594	—	13,594
Total Starwood Property Trust, Inc. Stockholders’ Equity	7,453,552	878,990	1,704,184	906,405	(4,506,024)	6,437,107	—	6,437,107
Non-controlling interests in consolidated subsidiaries	115	—	207,245	122,310	—	329,670	—	329,670
Total Permanent Equity	7,453,667	878,990	1,911,429	1,028,715	(4,506,024)	6,766,777	—	6,766,777
Total Liabilities and Equity	$17,585,823	$2,899,007	$2,831,088	$1,677,433	$294,932	$25,288,283	$37,268,214	$62,556,497

24. Subsequent Events
Our significant events subsequent to March 31, 2025 were as follows:
Unsecured Senior Notes
In April 2025, we issued $500.0 million of 6.50% Senior Notes due 2030 which mature on October 15, 2030. At closing, we swapped the notes to a floating rate of SOFR + 2.61%.
Collateralized Loan Obligations
In April 2025, we refinanced a $500.0 million pool of our infrastructure loans held-for-investment through a CLO, Starwood 2025-SIF5, with $413.5 million of third party financing at a weighted average coupon of SOFR + 1.73%. The CLO contains a reinvestment feature that, subject to certain eligibility criteria, allows us to contribute new loans or participation interests in loans to the CLO for a period of three years. In connection therewith, we redeemed at par the third party financing for our STWD 2021-SIF2 CLO for $415.9 million, including accrued interest, and contributed certain loans previously held in that CLO to Starwood 2025-SIF5.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the information included elsewhere in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (our “Form 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ significantly from the results discussed in the forward-looking statements. See “Special Note Regarding Forward-Looking Statements” at the beginning of this Quarterly Report on Form 10-Q.
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

We have four reportable business segments as of March 31, 2025 and we refer to the investments within these segments as our target assets:
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
Economic Environment

Recently announced tariffs have significantly increased economic uncertainty and global market volatility, which increases the possibility of an economic slowdown as well as inflationary pressures in the U.S. Although the Federal Reserve began to lower interest rates in September 2024, it is not clear what actions it may take given the uncertain economic effects of the tariffs. Elevated interest rates and tariffs over time may adversely affect our existing borrowers and lead to nonperformance as higher costs may dampen consumer spending and slow income growth, which may negatively impact the collateral underlying certain of our loans. Additionally, elevated interest rates could adversely affect the value of commercial real estate we own and that collateralizes our loans. It remains difficult to predict the full impact of recent events and any future changes in tariffs, interest rates, inflation and overall economic activity.

In addition, following the onset of the COVID-19 pandemic, the U.S. office sector has been adversely affected by the increase in remote working arrangements and, over the past several years, the retail sector has been adversely affected by electronic commerce and the multifamily sector has been strained by sustained higher interest rates. These negative factors have been considered in the determination of our current expected credit loss (“CECL”) allowance as discussed in Note 4 to the Condensed Consolidated Financial Statements. We may be required to record further increases to our CECL reserves in the future, depending on the performance of our portfolio and broader market conditions, and there may be volatility in the level of our CECL reserves, particularly if market conditions relevant to the office sector do not improve. Any such reserve increases are difficult to predict.
Developments During the First Quarter of 2025
Commercial and Residential Lending Segment
•Originated or acquired $1.4 billion of commercial loans during the quarter, including the following:
◦$550.0 million first mortgage and mezzanine loan for the construction of a pre-leased data center located in Utah, of which the Company funded $264.3 million.
◦€220.5 million ($228.9 million) first mortgage loan secured by a portfolio of apartment buildings located in Germany, of which the Company funded $151.5 million.
◦$190.3 million first mortgage loan for the construction of a luxury 81 unit condominium project located in Florida, of which the Company funded $61.1 million. Refer to Note 16 to the Condensed Consolidated Financial Statements for further discussion.
◦$162.0 million first mortgage loan secured by an industrial building located in California, which the Company fully funded.
◦$116.0 million first mortgage loan secured by a student housing property located in California, of which the Company funded $112.2 million.
•Funded $250.5 million of previously originated commercial loan commitments and investment securities.
•Received gross proceeds of $363.3 million ($256.1 million, net of debt repayments) from maturities and principal repayments on our commercial loans and investment securities.
Infrastructure Lending Segment
•Acquired $676.5 million of infrastructure loans and funded $4.6 million of pre-existing infrastructure loan commitments.
•Received proceeds of $435.7 million from principal repayments on our infrastructure loans and bonds.
•Amended an infrastructure credit facility, increasing the facility size by $125.0 million and reducing the spread by 20 bps.
Investing and Servicing
•Originated commercial conduit loans of $234.3 million.
•Received proceeds of $297.3 million from sales of previously originated commercial conduit loans.
•Acquired CMBS for a purchase price of $12.0 million.
•Obtained one new special servicing assignment for a CMBS trust with a total unpaid principal balance of $908.4 million, while $3.5 billion matured, bringing our total named special servicing portfolio to $107.0 billion.

Corporate
•Repaid the remaining $250.0 million of $500.0 million 4.75% Senior Notes due March 2025 upon maturity.
•In January 2025, we amended our January 2030 term loan facility, increasing the facility size to $900.0 million, reducing the spread by 73 bps and extending the maturity date from July 2026 to January 2030. We also amended our existing revolving credit facility, increasing the facility by $50.0 million, to $200.0 million, and extending the maturity date from April 2026 to January 2030.
Subsequent Events
Refer to Note 24 to the Condensed Consolidated Financial Statements for disclosure regarding significant transactions that occurred subsequent to March 31, 2025.

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
The following table compares our summarized results of operations for the three months ended March 31, 2025, December 31, 2024 and March 31, 2024 by business segment (amounts in thousands):

				$ Change	$ Change
	For the Three Months Ended			March 31, 2025 vs.	March 31, 2025 vs.
Revenues:	March 31, 2025	December 31, 2024	March 31, 2024	December 31, 2024	March 31, 2024
Commercial and Residential Lending Segment	$325,466	$356,935	$430,553	$(31,469)	$(105,087)
Infrastructure Lending Segment	61,625	63,386	66,928	(1,761)	(5,303)
Property Segment	16,549	16,545	20,902	4	(4,353)
Investing and Servicing Segment	58,875	58,800	42,060	75	16,815
Corporate	95	563	604	(468)	(509)
Securitization VIE eliminations	(44,430)	(41,840)	(37,959)	(2,590)	(6,471)
	418,180	454,389	523,088	(36,209)	(104,908)
Costs and expenses:
Commercial and Residential Lending Segment	163,678	253,476	292,850	(89,798)	(129,172)
Infrastructure Lending Segment	42,865	42,758	45,804	107	(2,939)
Property Segment	22,192	22,388	26,123	(196)	(3,931)
Investing and Servicing Segment	35,704	42,942	36,089	(7,238)	(385)
Corporate	119,980	117,657	108,652	2,323	11,328
Securitization VIE eliminations	(195)	(208)	(210)	13	15
	384,224	479,013	509,308	(94,789)	(125,084)
Other income (loss):
Commercial and Residential Lending Segment	19,556	(8,867)	26,409	28,423	(6,853)
Infrastructure Lending Segment	(405)	1,180	(155)	(1,585)	(250)
Property Segment	2,923	92,196	101,995	(89,273)	(99,072)
Investing and Servicing Segment	(7,737)	16,728	(4,844)	(24,465)	(2,893)
Corporate	27,339	(49,524)	(13,868)	76,863	41,207
Securitization VIE eliminations	44,235	41,632	37,749	2,603	6,486
	85,911	93,345	147,286	(7,434)	(61,375)
Income (loss) before income taxes:
Commercial and Residential Lending Segment	181,344	94,592	164,112	86,752	17,232
Infrastructure Lending Segment	18,355	21,808	20,969	(3,453)	(2,614)
Property Segment	(2,720)	86,353	96,774	(89,073)	(99,494)
Investing and Servicing Segment	15,434	32,586	1,127	(17,152)	14,307
Corporate	(92,546)	(166,618)	(121,916)	74,072	29,370
	119,867	68,721	161,066	51,146	(41,199)
Income tax (provision) benefit	(3,766)	2,101	(1,206)	(5,867)	(2,560)
Net income attributable to non-controlling interests	(3,846)	(19,179)	(5,528)	15,333	1,682
Net income attributable to Starwood Property Trust, Inc.	$112,255	$51,643	$154,332	$60,612	$(42,077)

Three Months Ended March 31, 2025 Compared to the Three Months Ended December 31, 2024
Commercial and Residential Lending Segment

Revenues

For the three months ended March 31, 2025, revenues of our Commercial and Residential Lending Segment decreased $31.4 million to $325.5 million, compared to $356.9 million for the three months ended December 31, 2024. This was primarily due to a decrease in interest income from loans of $31.1 million comprised of (i) a $31.0 million decrease from commercial loans, reflecting lower prepayment related income, lower average index rates and spreads and additional loans placed on nonaccrual, and (ii) a $0.1 million decrease from residential loans reflecting lower average balances.

Costs and Expenses

For the three months ended March 31, 2025, costs and expenses of our Commercial and Residential Lending Segment decreased $89.8 million to $163.7 million, compared to $253.5 million for the three months ended December 31, 2024. This decrease was primarily due to decreases of $77.0 million in the credit loss provision and $17.4 million in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio, partially offset by a $3.4 million increase in general and administrative expenses. The credit loss provision decreased to a $25.8 million reversal in the first quarter of 2025 compared to a $51.2 million provision in the fourth quarter of 2024 primarily due to improvement in the macroeconomic outlook. The decrease in interest expense was primarily due to lower average index rates and spreads.

Net Interest Income (amounts in thousands)

	For the Three Months Ended
	March 31, 2025	December 31, 2024	Change
Interest income from loans	$290,299	$321,378	$(31,079)
Interest income from investment securities	23,889	26,638	(2,749)
Interest expense	(165,551)	(182,958)	17,407
Net interest income	$148,637	$165,058	$(16,421)

For the three months ended March 31, 2025, net interest income of our Commercial and Residential Lending Segment decreased $16.4 million to $148.6 million, compared to $165.1 million for the three months ended December 31, 2024. This decrease reflects the decrease in interest income, partially offset by the decrease in interest expense on our secured financing facilities, both as discussed in the sections above.

During the three months ended March 31, 2025 and December 31, 2024, the weighted average unlevered yields on the Commercial and Residential Lending Segment’s loans and investment securities, excluding retained RMBS and loans for which interest income is not recognized, were as follows:

	For the Three Months Ended
	March 31, 2025	December 31, 2024
Commercial	8.3%	8.8%
Residential	5.1%	4.9%
Overall	7.8%	8.1%
For the three months ended March 31, 2025, the weighted average unlevered yields on our commercial loans decreased primarily due to lower prepayment related income and lower average index rates and spreads. The weighted average unlevered yields on our residential loans increased slightly primarily due to fluctuations in their fair value.

During the three months ended March 31, 2025 and December 31, 2024, the Commercial and Residential Lending Segment’s weighted average secured borrowing rates, inclusive of the amortization of deferred financing fees, were 6.6% and 6.9%, respectively. The decrease in borrowing rates primarily reflects lower average index rates. Interest rate hedges had the effect of reducing these weighted average borrowing costs to 5.9% and 6.1% during the three months ended March 31, 2025 and December 31, 2024, respectively.

Other Income (Loss)

For the three months ended March 31, 2025, other income of our Commercial and Residential Lending Segment increased $28.5 million to income of $19.6 million compared to a loss of $8.9 million for the three months ended December 31, 2024. This increase was primarily due to (i) a $141.8 million favorable change in fair value of residential loans, (ii) a $132.4 million favorable change in foreign currency gain (loss) and (iii) a $3.0 million favorable change in fair value of primarily RMBS investment securities, partially offset by (iv) a $250.5 million unfavorable change in gain (loss) on derivatives. The unfavorable change in gain (loss) on derivatives in the first quarter of 2025 reflects (i) a $136.2 million unfavorable change in gain (loss) on foreign currency hedges and (ii) a $114.3 million unfavorable change in gain (loss) on interest rate swaps principally related to residential loans, which is more than offset by the favorable change in fair value of those loans. The interest rate swaps are used primarily to hedge our interest rate risk on residential loans held-for-sale and to fix our interest rate payments on certain variable rate borrowings which fund fixed rate investments. The foreign currency hedges are used to fix the U.S. dollar amounts of cash flows (both interest and principal payments) we expect to receive from our foreign currency denominated loans and investments. The favorable change in foreign currency gain (loss) and the unfavorable change in gain (loss) on foreign currency hedges reflect the weakening of the U.S. dollar against the pound sterling (“GBP”), Euro (“EUR”) and Australian dollar (“AUD”) in the first quarter of 2025, compared to a strengthening of the U.S. dollar against each of those currencies in the fourth quarter of 2024.

Infrastructure Lending Segment

Revenues

For the three months ended March 31, 2025, revenues of our Infrastructure Lending Segment decreased $1.8 million to $61.6 million, compared to $63.4 million for the three months ended December 31, 2024. This was primarily due to a $1.1 million decrease in interest income on cash balances and a $0.7 million decrease in interest income from loans reflecting lower average index rates, the effect of which was partially offset by higher average loan balances.

Costs and Expenses

For the three months ended March 31, 2025, costs and expenses of our Infrastructure Lending Segment increased $0.1 million to $42.9 million, compared to $42.8 million for the three months ended December 31, 2024.

Net Interest Income (amounts in thousands)

	For the Three Months Ended
	March 31, 2025	December 31, 2024	Change
Interest income from loans	$60,456	$61,119	$(663)
Interest income from investment securities	154	115	39
Interest expense	(35,154)	(35,891)	737
Net interest income	$25,456	$25,343	$113

For the three months ended March 31, 2025, net interest income of our Infrastructure Lending Segment increased $0.1 million to $25.5 million, compared to $25.3 million for the three months ended December 31, 2024. The increase reflects the decrease in interest income from loans as discussed above, which was more than offset by a decrease in interest expense on the secured financing facilities used to fund this segment’s investment portfolio.

During the three months ended March 31, 2025 and December 31, 2024, the weighted average unlevered yield on the Infrastructure Lending Segment’s loans and investment securities, excluding those for which interest income is not recognized, was 9.3% and 9.6%, respectively, primarily reflecting lower average index rates in the first quarter of 2025.

During the three months ended March 31, 2025 and December 31, 2024, the Infrastructure Lending Segment’s weighted average secured borrowing rate, inclusive of the amortization of deferred financing fees, was 7.0% and 7.3%, respectively, reflecting lower average index rates in the first quarter of 2025.

Other (Loss) Income

For the three months ended March 31, 2025, other income of our Infrastructure Lending Segment decreased $1.6 million to a loss of $0.4 million, compared to income of $1.2 million for the three months ended December 31, 2024, primarily due to an unfavorable change in earnings (loss) from unconsolidated entities.

Property Segment

Change in Results by Portfolio (amounts in thousands)

	$ Change from prior period
	Revenues	Costs and expenses	Gain (loss) on derivative financial instruments	Other income (loss)	Income (loss) before income taxes
Woodstar Fund	(72)	4	—	(87,928)	(88,004)
Medical Office Portfolio	97	(337)	(148)	—	286
D.C. Multifamily Conversion	—	—	—	(1,034)	(1,034)
Other/Corporate	(21)	137	—	(163)	(321)
Total	$4	$(196)	$(148)	$(89,125)	$(89,073)

See Notes 6 and 7 to the Condensed Consolidated Financial Statements for a description of the above-referenced Property Segment portfolios and fund.

Revenues

For the three months ended March 31, 2025 and December 31, 2024, revenues of our Property Segment remained relatively unchanged at $16.5 million.

Costs and Expenses

For the three months ended March 31, 2025, costs and expenses of our Property Segment decreased $0.2 million to $22.2 million, compared to $22.4 million for the three months ended December 31, 2024.

Other Income

For the three months ended March 31, 2025, other income of our Property Segment decreased $89.3 million to $2.9 million compared to $92.2 million for the three months ended December 31, 2024. The decrease is primarily due to an $87.9 million unfavorable change in income (loss) attributable to investments of the Woodstar Fund, primarily related to unrealized changes in fair value.

Investing and Servicing Segment

Revenues

For the three months ended March 31, 2025, revenues of our Investing and Servicing Segment increased $0.1 million to $58.9 million, compared to $58.8 million for the three months ended December 31, 2024. The increase in revenues is primarily due to a $2.5 million net increase in interest income from CMBS investments and conduit loans, partially offset by a $2.2 million decrease in servicing fees.

Costs and Expenses

For the three months ended March 31, 2025, costs and expenses of our Investing and Servicing Segment decreased $7.2 million to $35.7 million, compared to $42.9 million for the three months ended December 31, 2024. The decrease reflects decreases in general and administrative expenses of $5.6 million, primarily related to decreased loan origination and securitization activity, and interest expense of $1.8 million, primarily related to financing of conduit loans.

Other (Loss) Income

For the three months ended March 31, 2025, other income of our Investing and Servicing Segment decreased $24.4 million to a loss of $7.7 million, compared to income of $16.7 million for the three months ended December 31, 2024. The decrease is primarily due to (i) a $9.0 million decreased gain in fair value of conduit loans, (ii) an $8.3 million greater decrease in fair value of CMBS investments, (iii) a $4.4 million unfavorable change in gain (loss) on derivatives which primarily hedge our interest rate risk on conduit loans and CMBS investments and (iv) a $2.5 million unfavorable change in fair value of servicing rights.

Corporate and Other Items

Corporate Costs and Expenses

For the three months ended March 31, 2025, corporate expenses increased $2.3 million to $120.0 million, compared to $117.7 million for the three months ended December 31, 2024. This increase is primarily due to a $2.3 million increase in interest expense, primarily reflecting higher average balances of unsecured senior notes outstanding.

Corporate Other Income (Loss)

For the three months ended March 31, 2025, corporate other income (loss) improved $76.8 million to income of $27.3 million, compared to a loss of $49.5 million for the three months ended December 31, 2024. This was primarily due to a favorable change in gain (loss) on our fixed-to-floating interest rate swaps which hedge a portion of our unsecured senior notes.

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

Income Tax (Provision) Benefit

Our consolidated income taxes principally relate to the taxable nature of our loan servicing and loan securitization businesses which are housed in taxable REIT subsidiaries (“TRSs”). For the three months ended March 31, 2025, our income tax provision increased $5.9 million to a provision of $3.8 million compared to a benefit of $2.1 million for the three months ended December 31, 2024. This change is due to taxable income of our TRSs in the first quarter of 2025 compared to a net tax loss in the fourth quarter of 2024.

Net Income Attributable to Non-controlling Interests

During the three months ended March 31, 2025, net income attributable to non-controlling interests decreased $15.4 million to $3.8 million, compared to $19.2 million during the three months ended December 31, 2024. The decrease was primarily due to non-controlling interests in unfavorable changes in fair value of the Woodstar Fund investments, partially offset by decreased unrealized losses of a consolidated CMBS joint venture in the first quarter of 2025.

Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024
Commercial and Residential Lending Segment
Revenues
For the three months ended March 31, 2025, revenues of our Commercial and Residential Lending Segment decreased $105.1 million to $325.5 million, compared to $430.6 million for the three months ended March 31, 2024. This decrease was primarily due to decreases in interest income from loans of $104.2 million and investment securities of $7.5 million, partially offset by a $4.6 million increase in rental income from foreclosed properties. The decrease in interest income from loans reflects (i) a $102.2 million decrease from commercial loans, reflecting lower average balances, lower prepayment related income, lower average index rates and spreads, and additional loans placed on nonaccrual, and (ii) a $2.0 million decrease from residential loans principally due to lower average balances. The decrease in interest income from investment securities was primarily due to lower average commercial investment balances due to repayments.
Costs and Expenses
For the three months ended March 31, 2025, costs and expenses of our Commercial and Residential Lending Segment decreased $129.1 million to $163.7 million, compared to $292.8 million for the three months ended March 31, 2024. This decrease was primarily due to decreases of (i) $70.6 million in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio and (ii) $60.7 million in credit loss provision, partially offset by (iii) a $3.5 million increase in costs of rental operations of foreclosed properties. The decrease in interest expense was primarily due to lower average borrowings outstanding due to paydowns from net loan repayments and excess cash balances and the effect of lower average index rates and spreads. The credit loss provision decreased to a $25.8 million reversal in the first quarter of 2025 compared to a $34.9 million provision in the first quarter of 2024 primarily due to improvement in the macroeconomic outlook.

Net Interest Income (amounts in thousands)

	For the Three Months Ended March 31,
	2025	2024	Change
Interest income from loans	$290,299	$394,472	$(104,173)
Interest income from investment securities	23,889	31,405	(7,516)
Interest expense	(165,551)	(236,149)	70,598
Net interest income	$148,637	$189,728	$(41,091)
For the three months ended March 31, 2025, net interest income of our Commercial and Residential Lending Segment decreased $41.1 million to $148.6 million, compared to $189.7 million for the three months ended March 31, 2024. This decrease reflects the decrease in interest income, partially offset by the decrease in interest expense on our secured financing facilities, both as discussed in the sections above.
During the three months ended March 31, 2025 and 2024, the weighted average unlevered yields on the Commercial and Residential Lending Segment’s loans and investment securities, excluding retained RMBS and loans for which interest income is not recognized, were as follows:

	For the Three Months Ended March 31,
	2025	2024
Commercial	8.3%	9.6%
Residential	5.1%	5.1%
Overall	7.8%	8.9%
The weighted average unlevered yield on our commercial loans decreased primarily due to lower prepayment related income and lower average index rates and spreads. The unlevered yield on our residential loans was relatively unchanged.
During the three months ended March 31, 2025 and 2024, the Commercial and Residential Lending Segment’s weighted average secured borrowing rates, inclusive of the amortization of deferred financing fees, were 6.6% and 7.6%, respectively. The decrease in borrowing rates primarily reflects lower average index rates and spreads. Interest rate hedges had the effect of adjusting these weighted average borrowing costs to 5.9% and 6.7% during the three months ended March 31, 2025 and 2024, respectively.
Other Income
For the three months ended March 31, 2025, other income of our Commercial and Residential Lending Segment decreased $6.8 million to $19.6 million, compared to $26.4 million for the three months ended March 31, 2024. This decrease primarily reflects (i) a $176.8 million unfavorable change in gain (loss) on derivatives and (ii) a $6.0 million decrease in earnings from unconsolidated entities primarily due to the nonrecurrence of an observable price change in an equity investment in the first quarter of 2024, partially offset by (iii) an $83.2 million favorable change in fair value of residential loans, (iv) a $76.4 million favorable change in foreign currency gain (loss) and (v) a $14.4 million favorable change in fair value of primarily RMBS investment securities. The unfavorable change in gain (loss) on derivatives during the three months ended March 31, 2025 reflects (i) a $96.4 million unfavorable change in gain (loss) on interest rate swaps principally related to residential loans and (ii) an $80.4 million unfavorable change in gain (loss) on foreign currency hedges. The interest rate swaps are used primarily to hedge our interest rate risk on residential loans held-for-sale and to fix our interest rate payments on certain variable rate borrowings which fund fixed rate investments. The foreign currency hedges are used to fix the U.S. dollar amounts of cash flows (both interest and principal payments) we expect to receive from our foreign currency denominated loans and investments. The favorable change in foreign currency gain (loss) and the unfavorable change in gain (loss) on foreign currency hedges reflect the weakening of the U.S. dollar against the GBP, EUR and AUD during the first quarter of 2025, compared to a strengthening of the U.S. dollar against each of those currencies in the first quarter of 2024.
Infrastructure Lending Segment
Revenues
For the three months ended March 31, 2025, revenues of our Infrastructure Lending Segment decreased $5.3 million to $61.6 million, compared to $66.9 million for the three months ended March 31, 2024. This decrease was primarily due to a $5.9 million decrease in interest income from loans, partially offset by a $0.6 million increase in interest income on cash balances. The decrease in interest income from loans reflects lower average index rates and spreads, partially offset by higher prepayment related income.
Costs and Expenses
For the three months ended March 31, 2025, costs and expenses of our Infrastructure Lending Segment decreased $2.9 million to $42.9 million, compared to $45.8 million for the three months ended March 31, 2024. The decrease was primarily due to a $3.8 million decrease in interest expense reflecting lower average index rates, partially offset by higher average borrowings outstanding.
Net Interest Income (amounts in thousands)

	For the Three Months Ended March 31,
	2025	2024	Change
Interest income from loans	$60,456	$66,398	$(5,942)
Interest income from investment securities	154	138	16
Interest expense	(35,154)	(38,973)	3,819
Net interest income	$25,456	$27,563	$(2,107)
For the three months ended March 31, 2025, net interest income of our Infrastructure Lending Segment decreased $2.1 million to $25.5 million, compared to $27.6 million for the three months ended March 31, 2024. The decrease reflects the decrease in interest income from loans, partially offset by the decrease in interest expense on the secured financing facilities, both as discussed in the sections above.
During the three months ended March 31, 2025 and 2024, the weighted average unlevered yields on the Infrastructure Lending Segment’s loans and investment securities, excluding those for which interest income is not recognized, were 9.3% and 10.4%, respectively, reflecting lower average index rates and spreads, partially offset by higher prepayment related income, in the first quarter of 2025.

During the three months ended March 31, 2025 and 2024, the Infrastructure Lending Segment’s weighted average secured borrowing rates, inclusive of the amortization of deferred financing fees, were 7.0% and 8.0%, respectively, reflecting lower average index rates in the first quarter of 2025.
Other Loss
For the three months ended March 31, 2025 and 2024, other loss of our Infrastructure Lending Segment decreased $0.2 million to $0.4 million, compared to $0.2 million for the three months ended March 31, 2024.
Property Segment
Change in Results by Portfolio (amounts in thousands)

	$ Change from prior period
	Revenues	Costs and expenses	Gain (loss) on derivative financial instruments	Other income (loss)	Income (loss) before income taxes
Master Lease Portfolio	$(4,822)	$(1,452)	$—	$(90,794)	$(94,164)
Medical Office Portfolio	489	(2,575)	(1,819)	—	1,245
Woodstar Fund	8	4	—	(5,539)	(5,535)
D.C. Multifamily Conversion	—	—	—	(828)	(828)
Other/Corporate	(28)	92	—	(92)	(212)
Total	$(4,353)	$(3,931)	$(1,819)	$(97,253)	$(99,494)
Revenues
For the three months ended March 31, 2025, revenues of our Property Segment decreased $4.4 million to $16.5 million, compared to $20.9 million for the three months ended March 31, 2024, primarily due to the sale of our Master Lease Portfolio on February 29, 2024.
Costs and Expenses
For the three months ended March 31, 2025, costs and expenses of our Property Segment decreased $3.9 million to $22.2 million, compared to $26.1 million for the three months ended March 31, 2024. The decrease is primarily due to (i) a $2.9 million decrease in interest expense on variable rate borrowings of the Medical Office Portfolio, reflecting lower refinanced balances and index rates, and (ii) the sale of our Master Lease Portfolio on February 29, 2024.
Other Income
For the three months ended March 31, 2025, other income of our Property Segment decreased $99.1 million to $2.9 million, compared to $102.0 million for the three months ended March 31, 2024. The decrease is primarily due to (i) the nonrecurrence of a $90.8 million net gain on sale of the Master Lease Portfolio in the first quarter of 2024, (ii) a $5.5 million decrease in income attributable to investments of the Woodstar Fund primarily due to greater unrealized decreases in fair value and (iii) a $1.8 million unfavorable change in gain (loss) on derivatives which hedge our interest rate risk on borrowings secured by our Medical Office Portfolio.
Investing and Servicing Segment
Revenues
For the three months ended March 31, 2025, revenues of our Investing and Servicing Segment increased $16.8 million to $58.9 million, compared to $42.1 million for the three months ended March 31, 2024. The increase in revenues is primarily due to (i) an $8.8 million increase in servicing fees principally related to default interest and (ii) a $7.6 million increase in interest income primarily due to higher interest recoveries on CMBS investments.
Costs and Expenses
For the three months ended March 31, 2025, costs and expenses of our Investing and Servicing Segment decreased $0.4 million to $35.7 million, compared to $36.1 million for the three months ended March 31, 2024. The decrease primarily reflects lower general and administrative expenses.

Other Loss
For the three months ended March 31, 2025, other loss of our Investing and Servicing Segment increased $2.9 million to $7.7 million, compared to $4.8 million for the three months ended March 31, 2024. The increase in other loss was primarily due to (i) a $6.2 million greater decrease in fair value of CMBS investments and (ii) a $4.1 million unfavorable change in gain (loss) on derivatives which primarily hedge our interest rate risk on conduit loans and CMBS investments, partially offset by (iii) a $4.2 million greater increase in fair value of conduit loans and (iv) a $3.3 million lesser decrease in fair value of servicing rights.
Corporate and Other Items
Corporate Costs and Expenses
For the three months ended March 31, 2025, corporate expenses increased $11.3 million to $120.0 million, compared to $108.7 million for the three months ended March 31, 2024. This increase was primarily due to (i) a $15.1 million increase in interest expense reflecting higher average balances of unsecured senior notes outstanding, partially offset by lower variable interest rates on our secured term loans, and (ii) a $1.4 million increase in general and administrative expenses, partially offset by (iii) a $5.2 million decrease in management fees, primarily reflecting lower incentive fees.
Corporate Other Income (Loss)
For the three months ended March 31, 2025, corporate other income (loss) improved $41.2 million to income of $27.3 million, compared to a loss of $13.9 million for the three months ended March 31, 2024. This was due to a favorable change in gain (loss) on fixed-to-floating interest rate swaps which hedge a portion of our unsecured senior notes.
Securitization VIE Eliminations

Refer to the preceding comparison of the three months ended March 31, 2025 to the three months ended December 31, 2024 for a discussion of the effect of securitization VIE eliminations.
Income Tax Provision
Our consolidated income taxes principally relate to the taxable nature of our loan servicing and loan securitization businesses which are housed in TRSs. For the three months ended March 31, 2025, our income tax provision increased $2.6 million to $3.8 million, compared to $1.2 million for the three months ended March 31, 2024 due to higher taxable income of our TRSs in the first quarter of 2025 compared to the first quarter of 2024.
Net Income Attributable to Non-controlling Interests
For the three months ended March 31, 2025, net income attributable to non-controlling interests decreased $1.7 million to $3.8 million, compared to $5.5 million for the three months ended March 31, 2024. The decrease was primarily due to non-controlling interests in (i) lower income of the Woodstar Fund, reflecting greater unrealized decreases in fair value, and (ii) increased unrealized losses of a consolidated CMBS joint venture.

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
We believe that Distributable Earnings provides meaningful information to consider in addition to our net income (loss) and cash flows from operating activities determined in accordance with GAAP. We believe Distributable Earnings is a useful financial metric for existing and potential future holders of our common stock as historically, over time, Distributable Earnings has been a strong indicator of our dividends per share. As a REIT, we generally must distribute annually at least 90% of our REIT taxable income, subject to certain adjustments, and therefore we believe our dividends are one of the principal reasons stockholders may invest in our common stock. Further, Distributable Earnings helps us to evaluate our performance excluding the effects of certain transactions and GAAP adjustments that we believe are not necessarily indicative of our current loan portfolio and operations, and is a performance metric we consider when declaring our dividends. We also use Distributable Earnings (previously defined as “Core Earnings”) to compute the incentive fee due under our management agreement.
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
The following table presents our diluted weighted average shares used in our GAAP EPS calculation reconciled to our diluted weighted average shares used in our Distributable EPS calculation (amounts in thousands):

	For the Three Months Ended
	March 31, 2025	December 31, 2024	March 31, 2024
Diluted weighted average shares - GAAP EPS	335,456	334,970	330,840
Add: Unvested stock awards	4,333	4,020	3,333
Add: Woodstar II Class A Units	9,707	9,707	9,707
Less: Convertible Notes dilution	—	—	(18,344)
Diluted weighted average shares - Distributable EPS	349,496	348,697	325,536
As noted above, the definition of Distributable Earnings allows management to make adjustments, subject to the approval of a majority of our independent directors. This is done in situations where such adjustments are considered appropriate in order for Distributable Earnings to be calculated in a manner consistent with its definition and objective. No adjustments to the definition of Distributable Earnings became effective during the three months ended March 31, 2025.

The following table presents our summarized results of operations and reconciliation to Distributable Earnings for the three months ended March 31, 2025, by business segment (amounts in thousands, except per share data).

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Total
Revenues	$325,466	$61,625	$16,549	$58,875	$95	$462,610
Costs and expenses	(163,678)	(42,865)	(22,192)	(35,704)	(119,980)	(384,419)
Other income (loss)	19,556	(405)	2,923	(7,737)	27,339	41,676
Income (loss) before income taxes	181,344	18,355	(2,720)	15,434	(92,546)	119,867
Income tax provision	(294)	(133)	—	(3,339)	—	(3,766)
(Income) loss attributable to non-controlling interests	(3)	—	(5,084)	1,241	—	(3,846)
Net income (loss) attributable to Starwood Property Trust, Inc.	181,047	18,222	(7,804)	13,336	(92,546)	112,255
Add / (Deduct):
Non-controlling interests attributable to Woodstar II Class A Units	—	—	4,659	—	—	4,659
Non-controlling interests attributable to unrealized gains/losses	—	—	(3,374)	(4,503)	—	(7,877)
Non-cash equity compensation expense	2,792	600	109	1,397	8,452	13,350
Management incentive fee	—	—	—	—	10,061	10,061
Depreciation and amortization	3,742	—	5,971	1,852	—	11,565
Interest income adjustment for loans and securities	6,216	—	—	15,162	—	21,378
Consolidated income tax provision associated with fair value adjustments	294	133	—	3,339	—	3,766
Other non-cash items	3	—	295	(366)	—	(68)
Reversal of GAAP unrealized and realized (gains) / losses on: (1)
Loans	(42,574)	—	—	(15,830)	—	(58,404)
Credit loss (reversal) provision, net	(25,759)	760	—	—	—	(24,999)
Securities	(7,397)	—	—	22,629	—	15,232
Woodstar Fund investments	—	—	(3,910)	—	—	(3,910)
Derivatives	65,838	19	98	1,073	(27,339)	39,689
Foreign currency	(34,616)	(236)	61	—	—	(34,791)
(Earnings) loss from unconsolidated entities	(1,296)	622	—	(245)	—	(919)
Recognition of Distributable realized gains / (losses) on:
Loans (2)	(180)	—	—	14,707	—	14,527
Securities (4)	(31)	—	—	(2,533)	—	(2,564)
Woodstar Fund investments (5)	—	—	20,321	—	—	20,321
Derivatives (6)	29,041	53	(97)	(1,024)	(7,034)	20,939
Foreign currency (7)	386	(33)	(61)	—	—	292
Earnings (loss) from unconsolidated entities (8)	1,296	(108)	—	606	—	1,794
Distributable Earnings (Loss)	$178,802	$20,032	$16,268	$49,600	$(108,406)	$156,296
Distributable Earnings (Loss) per Weighted Average Diluted Share	$0.51	$0.06	$0.05	$0.14	$(0.31)	$0.45

The following table presents our summarized results of operations and reconciliation to Distributable Earnings for the three months ended December 31, 2024, by business segment (amounts in thousands, except per share data).

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Total
Revenues	$356,935	$63,386	$16,545	$58,800	$563	$496,229
Costs and expenses	(253,476)	(42,758)	(22,388)	(42,942)	(117,657)	(479,221)
Other income (loss)	(8,867)	1,180	92,196	16,728	(49,524)	51,713
Income (loss) before income taxes	94,592	21,808	86,353	32,586	(166,618)	68,721
Income tax benefit (provision)	9,814	(155)	—	(7,558)	—	2,101
(Income) loss attributable to non-controlling interests	(4)	—	(23,191)	4,016	—	(19,179)
Net income (loss) attributable to Starwood Property Trust, Inc.	104,402	21,653	63,162	29,044	(166,618)	51,643
Add / (Deduct):
Non-controlling interests attributable to Woodstar II Class A Units	—	—	4,660	—	—	4,660
Non-controlling interests attributable to unrealized gains/losses	—	—	15,579	(9,463)	—	6,116
Non-cash equity compensation expense	2,430	490	82	1,330	5,952	10,284
Management incentive fee	—	—	—	—	12,731	12,731
Depreciation and amortization	3,446	2	5,941	1,870	—	11,259
Interest income adjustment for securities	4,361	—	—	9,990	—	14,351
Consolidated income tax (benefit) provision associated with fair value adjustments	(9,814)	155	—	7,558	—	(2,101)
Other non-cash items	4	—	277	(117)	—	164
Reversal of GAAP unrealized and realized (gains) / losses on: (1)
Loans	99,184	—	—	(24,785)	—	74,399
Credit loss provision, net	51,267	1,158	—	—	—	52,425
Securities	(4,428)	—	—	14,303	—	9,875
Woodstar Fund investments	—	—	(91,837)	—	—	(91,837)
Derivatives	(184,713)	(93)	(50)	(3,325)	49,231	(138,950)
Foreign currency	97,800	666	(102)	—	—	98,364
Earnings from unconsolidated entities	(1,306)	(2,108)	—	(427)	—	(3,841)
Sales of properties	—	—	—	(86)	—	(86)
Recognition of Distributable realized gains / (losses) on:
Loans (2)	(286)	—	—	25,953	—	25,667
Securities (4)	(254)	—	—	(11,633)	—	(11,887)
Woodstar Fund investments (5)	—	—	16,100	—	—	16,100
Derivatives (6)	43,141	65	(411)	8,335	(11,515)	39,615
Foreign currency (7)	(13,846)	(101)	102	—	—	(13,845)
Earnings (loss) from unconsolidated entities (8)	1,305	(111)	—	305	—	1,499
Sales of properties (9)	—	—	—	86	—	86
Distributable Earnings (Loss)	$192,693	$21,776	$13,503	$48,938	$(110,219)	$166,691
Distributable Earnings (Loss) per Weighted Average Diluted Share	$0.55	$0.06	$0.04	$0.14	$(0.31)	$0.48

The following table presents our summarized results of operations and reconciliation to Distributable Earnings for the three months ended March 31, 2024, by business segment (amounts in thousands, except per share data):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Total
Revenues	$430,553	$66,928	$20,902	$42,060	$604	$561,047
Costs and expenses	(292,850)	(45,804)	(26,123)	(36,089)	(108,652)	(509,518)
Other income (loss)	26,409	(155)	101,995	(4,844)	(13,868)	109,537
Income (loss) before income taxes	164,112	20,969	96,774	1,127	(121,916)	161,066
Income (provision) tax benefit	(721)	128	—	(613)	—	(1,206)
(Income) loss attributable to non-controlling interests	(3)	—	(6,225)	700	—	(5,528)
Net income (loss) attributable to Starwood Property Trust, Inc.	163,388	21,097	90,549	1,214	(121,916)	154,332
Add / (Deduct):
Non-controlling interests attributable to Woodstar II Class A Units	—	—	4,659	—	—	4,659
Non-controlling interests attributable to unrealized gains/losses	—	—	(1,678)	(2,053)	—	(3,731)
Non-cash equity compensation expense	2,200	456	86	1,597	5,707	10,046
Management incentive fee	—	—	—	—	19,083	19,083
Depreciation and amortization	2,099	5	5,939	1,843	—	9,886
Interest income adjustment for securities	5,581	—	—	10,005	—	15,586
Consolidated income tax provision (benefit) associated with fair value adjustments	721	(128)	—	613	—	1,206
Other non-cash items	3	—	274	38	9	324
Reversal of GAAP unrealized and realized (gains) / losses on: (1)
Loans	40,677	—	—	(11,664)	—	29,013
Credit loss provision, net	34,977	862	—	—	—	35,839
Securities	6,991	—	—	16,458	—	23,449
Woodstar Fund investments	—	—	(9,448)	—	—	(9,448)
Derivatives	(110,952)	(122)	(1,721)	(3,012)	13,868	(101,939)
Foreign currency	41,818	84	(32)	—	—	41,870
Earnings from unconsolidated entities	(7,345)	(327)	—	(313)	—	(7,985)
Sales of properties	—	—	(92,003)	—	—	(92,003)
Recognition of Distributable realized gains / (losses) on:
Loans (2)	(2,395)	—	—	11,642	—	9,247
Realized credit loss (3)	—	(1,546)	—	—	—	(1,546)
Securities (4)	(8,994)	—	—	(31,982)	—	(40,976)
Woodstar Fund investments(5)	—	—	17,610	—	—	17,610
Derivatives (6)	40,734	95	5,817	4,353	(9,149)	41,850
Foreign currency (7)	(5,601)	(15)	32	—	—	(5,584)
Earnings (loss) from unconsolidated entities (8)	1,324	(16)	—	313	—	1,621
Sales of properties (9)	—	—	39,150	—	—	39,150
Distributable Earnings (Loss)	$205,226	$20,445	$59,234	$(948)	$(92,398)	$191,559
Distributable Earnings (Loss) per Weighted Average Diluted Share	$0.63	$0.06	$0.18	$—	$(0.28)	$0.59
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

Three Months Ended March 31, 2025 Compared to the Three Months Ended December 31, 2024

Commercial and Residential Lending Segment

The Commercial and Residential Lending Segment’s Distributable Earnings decreased by $13.9 million, from $192.7 million during the fourth quarter of 2024 to $178.8 million in the first quarter of 2025. After making adjustments for the calculation of Distributable Earnings, revenues were $331.9 million, costs and expenses were $183.1 million, other income was $30.0 million and there was no income tax provision or benefit.

Revenues, consisting principally of interest income on loans, decreased by $29.6 million in the first quarter of 2025, primarily due to decreases in interest income from loans of $29.2 million comprised of (i) a $29.1 million decrease from commercial loans, reflecting lower prepayment related income, lower average index rates and spreads and additional loans placed on nonaccrual, and (ii) a $0.1 million decrease from residential loans reflecting lower average balances.

Costs and expenses decreased by $13.4 million in the first quarter of 2025, primarily due to (i) a $17.4 million decrease in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio, primarily reflecting lower average index rates and spreads, partially offset by (ii) a $3.1 million increase in general and administrative expenses.

Other income increased by $2.3 million in the first quarter of 2025.

Infrastructure Lending Segment

The Infrastructure Lending Segment’s Distributable Earnings decreased by $1.8 million, from $21.8 million during the fourth quarter of 2024 to $20.0 million in the first quarter of 2025. After making adjustments for the calculation of Distributable Earnings, revenues were $61.6 million, costs and expenses were $41.5 million and other loss was $0.1 million.

Revenues, consisting principally of interest income on loans, decreased by $1.8 million in the first quarter of 2025, primarily due to a $1.1 million decrease in interest income on cash balances and a $0.7 million decrease in interest income from loans, reflecting lower average index rates, partially offset by higher average loan balances.

Costs and expenses increased by $0.4 million in the first quarter of 2025.

Other loss decreased by $0.4 million in the first quarter of 2025.

Property Segment

Distributable Earnings by Portfolio (amounts in thousands)

	For the Three Months Ended
	March 31, 2025	December 31, 2024	Change
Woodstar Fund, net of non-controlling interests	16,458	13,164	3,294
Medical Office Portfolio	1,802	1,007	795
D.C. Multifamily Conversion	(828)	206	(1,034)
Other/Corporate	(1,164)	(874)	(290)
Distributable Earnings	$16,268	$13,503	$2,765

The Property Segment’s Distributable Earnings increased by $2.8 million, from $13.5 million during the fourth quarter of 2024 to $16.3 million in the first quarter of 2025. After making adjustments for the calculation of Distributable Earnings, revenues were $17.0 million, costs and expenses were $16.3 million, other income was $19.4 million and the deduction of income attributable to non-controlling interests in the Woodstar Fund was $3.8 million.

Revenues remained relatively unchanged in the first quarter of 2025.

Costs and expenses decreased by $1.1 million in the first quarter of 2025, primarily due to a $1.5 million decrease in interest expense on variable rate borrowings secured by our Medical Office Portfolio, partially offset by a $0.6 million increase in general and administrative expenses.

Other income increased by $2.5 million in the first quarter of 2025, primarily due to a $4.2 million increase in distributable earnings from the Woodstar Fund.

Income attributable to non-controlling interests in the Woodstar Fund increased by $0.8 million in the first quarter of 2025.

Investing and Servicing Segment

The Investing and Servicing Segment’s Distributable Earnings increased by $0.7 million, from $48.9 million during the fourth quarter of 2024 to $49.6 million in the first quarter of 2025. After making adjustments for the calculation of Distributable Earnings, revenues were $74.1 million, costs and expenses were $32.9 million, other income was $11.6 million, there was no income tax provision or benefit, and the deduction of income attributable to non-controlling interests was $3.2 million.

Revenues increased by $5.3 million in the first quarter of 2025, primarily due to a $7.6 million net increase in interest income primarily due to higher interest recoveries on CMBS investments partially offset by a $2.2 million decrease in servicing fees. The treatment of CMBS interest income on a GAAP basis is complicated by our application of the ASC 810 consolidation rules. In an attempt to treat these securities similar to the trust’s other investment securities, we compute distributable interest income pursuant to an effective yield methodology. In doing so, we segregate the portfolio into various categories based on the components of the bonds’ cash flows and the volatility related to each of these components. We then accrete interest income on an effective yield basis using the components of cash flows that are reliably estimable. Other minor adjustments are made to reflect management’s expectations for other components of the projected cash flow stream.

Costs and expenses decreased by $7.0 million in the first quarter of 2025, primarily due to decreases in general and administrative expenses of $5.7 million, primarily related to the decreased loan origination and securitization activity, and interest expense of $1.8 million, primarily related to the financing of conduit loans.

Other income includes profit realized upon securitization of loans by our conduit business, gains on sales of CMBS and operating properties, gains and losses on derivatives that were either effectively terminated or novated, and earnings from unconsolidated entities. These items are typically offset by a decrease in the fair value of our domestic servicing rights intangible which reflects the expected amortization of this deteriorating asset, net of increases in fair value due to the attainment of new servicing contracts. Derivatives include instruments which hedge interest rate risk and credit risk on our conduit loans and CMBS investments. For GAAP purposes, the loans, CMBS and derivatives are accounted for at fair value, with all changes in fair value (realized or unrealized) recognized in earnings. The adjustments to Distributable Earnings outlined above are also applied to the GAAP earnings of our unconsolidated entities. Other income decreased by $13.8 million in the first quarter of 2025, primarily due to an $11.2 million decrease in realized gains on conduit loans, a $9.4 million unfavorable change in realized gain (loss) on derivatives which primarily hedge our interest rate risk on conduit loans and CMBS investments and a $2.5 million unfavorable change in fair value of servicing rights, partially offset by a $9.1 million decrease in recognized credit losses on CMBS investments.

Income attributable to non-controlling interests decreased $2.2 million in the first quarter of 2025, primarily due to non-controlling interests in lower distributable earnings of a consolidated CMBS joint venture.

Corporate

Corporate loss decreased by $1.8 million, from $110.2 million during the fourth quarter of 2024 to $108.4 million in the first quarter of 2025, primarily due to a $4.5 million decrease in realized losses on our fixed-to-floating interest rate swaps which hedge a portion of our unsecured senior notes, partially offset by a $2.3 million increase in interest expense primarily reflecting higher average balances of unsecured senior notes outstanding.

Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024
Commercial and Residential Lending Segment
The Commercial and Residential Lending Segment’s Distributable Earnings decreased by $26.4 million, from $205.2 million during the first quarter of 2024 to $178.8 million in the first quarter of 2025. After making adjustments for the calculation of Distributable Earnings, revenues were $331.9 million, costs and expenses were $183.1 million, other income was $30.0 million and there was no income tax provision or benefit.
Revenues, consisting principally of interest income on loans, decreased by $104.5 million in the first quarter of 2025, primarily due to decreases in interest income from loans of $102.3 million and investment securities of $8.8 million, partially offset by a $4.6 million increase in rental income from foreclosed properties. The decrease in interest income from loans reflects (i) a $100.3 million decrease from commercial loans, reflecting lower average balances, lower prepayment related income, lower average index rates and spreads, and additional loans placed on nonaccrual, and (ii) a $2.0 million decrease from residential loans principally due to lower average balances. The decrease in interest income from investment securities was primarily due to lower average commercial investment balances due to repayments.
Costs and expenses decreased by $70.7 million in the first quarter of 2025, primarily due to a $70.6 million decrease in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio, reflecting lower average borrowings outstanding due to paydowns from net loan repayments and excess cash balances and the effect of lower average index rates and spreads.
Other income increased by $7.4 million in the first quarter of 2025, primarily due to an $11.2 million decrease in recognized credit losses on RMBS investments and residential loans, partially offset by a $5.7 million decrease in realized gains on derivative financial instruments, net of related foreign currency gains (losses).
Infrastructure Lending Segment
The Infrastructure Lending Segment’s Distributable Earnings decreased by $0.4 million, from $20.4 million during the first quarter of 2024 to $20.0 million in the first quarter of 2025. After making adjustments for the calculation of Distributable Earnings, revenues were $61.6 million, costs and expenses were $41.5 million and other loss was $0.1 million.
Revenues, consisting principally of interest income on loans, decreased by $5.3 million in the first quarter of 2025, primarily due to a $5.9 million decrease in interest income from loans, partially offset by a $0.6 million increase in interest income on cash balances. The decrease in interest income from loans reflects lower average index rates and spreads, partially offset by higher prepayment related income.
Costs and expenses decreased by $4.5 million in the first quarter of 2025, primarily due to a $3.8 million decrease in interest expense, reflecting lower average index rates, partially offset by higher average borrowings outstanding.
Other loss decreased by $0.4 million in the first quarter of 2025.
Property Segment
Distributable Earnings by Portfolio (amounts in thousands)

	For the Three Months Ended March 31,
	2025	2024	Change
Woodstar Fund, net of non-controlling interests	16,458	14,332	2,126
Master Lease Portfolio	$—	$40,788	$(40,788)
Medical Office Portfolio	1,802	5,116	(3,314)
D.C. Multifamily Conversion	(828)	—	(828)
Other/Corporate	(1,164)	(1,002)	(162)
Distributable Earnings	$16,268	$59,234	$(42,966)

The Property Segment’s Distributable Earnings decreased by $42.9 million, from $59.2 million during the first quarter of 2024 to $16.3 million in the first quarter of 2025. After making adjustments for the calculation of Distributable Earnings, revenues were $17.0 million, costs and expenses were $16.3 million, other income was $19.4 million and the deduction of income attributable to non-controlling interests in the Woodstar Fund was $3.8 million.
Revenues decreased by $4.3 million in the first quarter of 2025, primarily due to the sale of our Master Lease Portfolio on February 29, 2024.
Costs and expenses decreased by $6.0 million in the first quarter of 2025, primarily due to (i) a $4.4 million decrease in interest expense on variable rate borrowings of the Medical Office Portfolio, reflecting lower refinanced balances, interest rate derivative premium cost amortization and index rates, and (ii) the sale of our Master Lease Portfolio on February 29, 2024.
Other income decreased by $44.1 million in the first quarter of 2025, primarily due to the nonrecurrence of a $37.4 million net gain on sale of our Master Lease Portfolio and $8.0 million of realized gains on derivatives which primarily hedge our interest rate risk on borrowings secured by our Medical Office Portfolio, both of which were in the first quarter of 2024.
Income attributable to non-controlling interests in the Woodstar Fund increased $0.5 million in the first quarter of 2025.
Investing and Servicing Segment
The Investing and Servicing Segment’s Distributable Earnings increased by $50.5 million from a loss of $0.9 million during the first quarter of 2024 to earnings of $49.6 million in the first quarter of 2025. After making adjustments for the calculation of Distributable Earnings, revenues were $74.1 million, costs and expenses were $32.9 million, other income was $11.6 million, there was no income tax provision or benefit, and the deduction of income attributable to non-controlling interests was $3.2 million.
Revenues increased by $22.0 million in the first quarter of 2025, primarily due to a $12.7 million increase in interest income primarily due to higher interest recoveries on CMBS investments and an $8.8 million increase in servicing fees principally related to default interest.
Costs and expenses increased by $0.2 million in the first quarter of 2025.
Other income increased by $30.6 million in the first quarter of 2025, primarily due to a $28.3 million decrease in recognized credit losses on CMBS.
Income attributable to non-controlling interests increased $1.9 million, primarily due to higher distributable earnings of a consolidated CMBS joint venture.
Corporate
Corporate loss increased by $16.0 million, from $92.4 million during the first quarter of 2024 to $108.4 million in the first quarter of 2025, primarily due to a $15.1 million increase in interest expense reflecting higher average unsecured borrowings outstanding, partially offset by lower variable interest rates on our secured term loans.
Liquidity and Capital Resources
Liquidity is a measure of our ability to meet our cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make new investments where appropriate, pay dividends to our stockholders, and other general business needs. We closely monitor our liquidity position and believe that we have sufficient current liquidity and access to additional liquidity to meet our financial obligations for at least the next 12 months. Our strategy for managing liquidity and capital resources has not changed since December 31, 2024. Refer to our Form 10-K for a description of these strategies.

Sources of Liquidity
Our primary sources of liquidity are as follows:
Cash Flows for the Three Months Ended March 31, 2025 (amounts in thousands)

	GAAP	VIE Adjustments	Excluding Securitization VIEs
Net cash provided by operating activities	$238,865	$—	$238,865
Cash Flows from Investing Activities:
Origination, purchase and funding of loans held-for-investment	(1,703,570)	—	(1,703,570)
Proceeds from principal collections and sale of loans	747,152	—	747,152
Purchase and funding of investment securities	(13,826)	(4,639)	(18,465)
Proceeds from sales, redemptions and collections of investment securities	54,317	72,120	126,437
Purchases and additions to properties and other assets	(5,739)	—	(5,739)
Net cash flows from other investments and assets	15,217	(4)	15,213
Net cash used in investing activities	(906,449)	67,477	(838,972)
Cash Flows from Financing Activities:
Proceeds from borrowings	2,735,285	—	2,735,285
Principal repayments on and repurchases of borrowings	(1,811,835)	(112)	(1,811,947)
Payment of deferred financing costs	(15,295)	—	(15,295)
Net proceeds from issuances of common stock	1,434	—	1,434
Payment of dividends	(162,323)	—	(162,323)
Distributions to non-controlling interests	(9,125)	—	(9,125)
Repayment of debt of consolidated VIEs	(4,755)	4,755	—
Distributions of cash from consolidated VIEs	72,120	(72,120)	—
Net cash provided by financing activities	805,506	(67,477)	738,029
Net increase in cash, cash equivalents and restricted cash	137,922	—	137,922
Cash, cash equivalents and restricted cash, beginning of period	553,995	—	553,995
Effect of exchange rate changes on cash	434	—	434
Cash, cash equivalents and restricted cash, end of period	$692,351	$—	$692,351
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
Cash and cash equivalents increased by $137.9 million during the three months ended March 31, 2025, reflecting net cash provided by financing activities of $738.0 million and net cash provided by operating activities of $238.9 million, partially offset by net cash used in investing activities of $839.0 million.
Net cash provided by operating activities of $238.9 million during the three months ended March 31, 2025 related primarily to cash interest income of $345.0 million from our loans and $44.2 million from our investment securities. Other cash inflows included sales and principal collections, net of originations and purchases of loans held-for-sale of $118.4 million, servicing fees of $22.6 million, net rental income of $15.4 million, distributions from our affordable housing fund investments of $11.9 million and receipts from our interest rate derivatives of $11.0 million. Offsetting these cash inflows was cash interest expense of $265.1 million, general and administrative expenses of $62.9 million and a net change in operating assets and liabilities of $11.1 million.

Net cash used in investing activities of $839.0 million for the three months ended March 31, 2025 related primarily to the origination and acquisition of loans held-for-investment of $1.7 billion and the purchase and funding of investment securities of $18.5 million. Offsetting these cash outflows was proceeds received from principal collections and sale of loans held-for-investment of $747.2 million and investment securities of $126.4 million.
Net cash provided by financing activities of $738.0 million for the three months ended March 31, 2025 related primarily to borrowings on our debt, net of repayments and deferred loan costs, of $908.0 million, partially offset by dividend distributions of $162.3 million.
Our Investment Portfolio
The following is a review of our investment portfolio by segment.
Commercial and Residential Lending Segment
The following table sets forth the amount of each category of investments we owned across various property types within our Commercial and Residential Lending Segment as of March 31, 2025 and December 31, 2024 (dollars in thousands):

	Face Amount	Carrying Value		Asset Specific Financing	Net Investment	Unlevered Return on Asset (6)
March 31, 2025
First mortgages (1)	$13,946,397	$13,910,956		$8,360,048	$5,550,908	8.2%
Subordinated mortgages (2)	31,455	31,751		—	31,751	15.0%
Mezzanine loans (1)	240,555	239,597		—	239,597	10.4%
Other loans	46,688	46,418		—	46,418	13.2%
Loans held-for-sale, fair value option, residential	2,632,763	2,375,642		2,123,819	251,823	4.5%	(5)
RMBS, available-for-sale	178,588	91,941		17,333	74,608	10.4%
RMBS, fair value option	326,274	422,297	(3)	154,536	267,761	18.8%
HTM debt securities (4)	367,188	366,682		123,264	243,418	8.7%
Credit loss allowance	N/A	(429,095)		—	(429,095)
Equity security	4,418	3,800		—	3,800
Investments in unconsolidated entities	N/A	26,612		—	26,612
Properties, net	N/A	695,579		98,751	596,828
	$17,774,326	$17,782,180		$10,877,751	$6,904,429

December 31, 2024
First mortgages (1)	$12,955,038	$12,931,333		$7,371,711	$5,559,622	8.3%
Subordinated mortgages (2)	31,000	31,247		—	31,247	15.4%
Mezzanine loans (1)	324,021	323,041		—	323,041	11.3%
Other loans	46,688	46,255		—	46,255	13.2%
Loans held-for-sale, fair value option, residential	2,694,959	2,394,624		2,125,990	268,634	4.5%	(5)
RMBS, available-for-sale	180,654	93,806		17,248	76,558	10.4%
RMBS, fair value option	326,274	421,122	(3)	154,870	266,252	18.5%
HTM debt securities (4)	405,404	404,081		121,832	282,249	8.9%
Credit loss allowance	N/A	(451,205)		—	(451,205)
Equity security	5,606	5,146		—	5,146
Investments in unconsolidated entities	N/A	26,441		—	26,441
Properties, net	N/A	650,966		87,750	563,216
	$16,969,644	$16,876,857		$9,879,401	$6,997,456
__________________________________________
(1)First mortgages include first mortgage loans and any contiguous mezzanine loan components because as a whole, the expected credit quality of these loans is more similar to that of a first mortgage loan. The application of this methodology resulted in mezzanine loans with carrying values of $1.1 billion and $0.9 billion being classified as first mortgages as of both March 31, 2025 and December 31, 2024, respectively.
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
As of March 31, 2025 and December 31, 2024, our Commercial and Residential Lending Segment’s investment portfolio, excluding residential loans, RMBS, properties and other investments, had the following characteristics based on carrying values:

Collateral Property Type	March 31, 2025	December 31, 2024
Multifamily	34.4%	34.5%
Office	20.8%	22.0%
Hotel	11.2%	12.1%
Industrial	10.7%	8.9%
Mixed Use	9.6%	9.6%
Retail	2.2%	1.6%
Residential	1.9%	1.6%
Other	9.2%	9.7%
	100.0%	100.0%

Geographic Location	March 31, 2025	December 31, 2024
U.S. Regions:
North East	17.2%	18.4%
South East	14.9%	15.8%
South West	14.6%	15.4%
West	12.6%	10.5%
Mid Atlantic	8.5%	9.3%
Midwest	2.1%	2.2%
International:
United Kingdom	13.4%	12.8%
Other Europe	7.9%	6.3%
Australia	6.9%	7.3%
Bahamas/Bermuda	1.9%	2.0%
	100.0%	100.0%

Infrastructure Lending Segment
The following table sets forth the amount of each category of investments we owned within our Infrastructure Lending Segment as of March 31, 2025 and December 31, 2024 (dollars in thousands):

	Face Amount	Carrying Value	Asset Specific Financing	Net Investment	Unlevered Return on Asset (1)
March 31, 2025
First priority infrastructure loans and HTM securities	$2,802,863	$2,748,551	$2,191,711	$556,840	8.9%
Credit loss allowance	N/A	(22,462)	—	(22,462)
Investments in unconsolidated entities	N/A	53,483	—	53,483
	$2,802,863	$2,779,572	$2,191,711	$587,861

December 31, 2024
First priority infrastructure loans and HTM securities	$2,631,732	$2,580,775	$1,989,860	$590,915	8.9%
Credit loss allowance	N/A	(21,553)	—	(21,553)
Investments in unconsolidated entities	N/A	54,105	—	54,105
	$2,631,732	$2,613,327	$1,989,860	$623,467
__________________________________________
(1)Calculated using applicable index rates for variable rate investments as of the respective period end and excludes loans for which interest income is not recognized. In addition to cash coupon, unlevered return includes the amortization of deferred purchase discounts.
As of March 31, 2025 and December 31, 2024, our Infrastructure Lending Segment’s investment portfolio had the following characteristics based on carrying values:

Collateral Type	March 31, 2025	December 31, 2024
Power	55.4%	57.1%
Oil & gas - midstream	28.7%	33.5%
Oil & gas - downstream	15.1%	8.5%
Oil & gas - upstream	0.8%	0.9%
	100.0%	100.0%

Geographic Location	March 31, 2025	December 31, 2024
U.S. Regions:
North East	35.0%	31.7%
South West	22.4%	20.5%
Midwest	16.0%	20.1%
South East	15.8%	17.0%
West	5.4%	5.8%
Mid-Atlantic	1.2%	1.4%
Other	1.2%	1.3%
International:
United Kingdom	1.9%	1.9%
Canada	0.8%	—%
Mexico	0.3%	0.3%
	100.0%	100.0%

Property Segment
The following table sets forth the amount of each category of investments held within our Property Segment as of March 31, 2025 and December 31, 2024 (amounts in thousands):

	March 31, 2025	December 31, 2024
Properties, net	$652,965	$657,246
Lease intangibles, net	20,783	21,415
Woodstar Fund	2,065,498	2,073,533
	$2,739,246	$2,752,194
The following table sets forth our net investment and other information regarding the Property Segment’s properties and lease intangibles as of March 31, 2025 (dollars in thousands):

	Carrying Value	Asset Specific Financing	Net Investment	Occupancy Rate	Weighted Average Remaining Lease Term
Office—Medical Office Portfolio	$785,940	$480,322	$305,618	88.3%	5.3 years
D.C. Multifamily Conversion	115,854	—	115,854	N/A	N/A
Subtotal—undepreciated carrying value	901,794	480,322	421,472
Accumulated depreciation and amortization	(228,046)	—	(228,046)
Net carrying value	$673,748	$480,322	$193,426
As of March 31, 2025 and December 31, 2024, our Property Segment’s investment portfolio had the following geographic characteristics based on carrying values:

Geographic Location	March 31, 2025	December 31, 2024
South East	85.5%	85.3%
North East	4.1%	4.2%
South West	2.9%	2.9%
Mid-Atlantic	2.9%	2.9%
West	2.4%	2.5%
Midwest	2.2%	2.2%
	100.0%	100.0%

Investing and Servicing Segment
The following table sets forth the amount of each category of investments we owned within our Investing and Servicing Segment as of March 31, 2025 and December 31, 2024 (amounts in thousands):

	Face Amount	Carrying Value		Asset Specific Financing		Net Investment
March 31, 2025
CMBS, fair value option	$2,742,108	$1,148,978	(1)	$424,815	(2)	$724,163
Intangible assets - servicing rights	N/A	58,021	(3)	—		58,021
Lease intangibles, net	N/A	5,275		—		5,275
Loans held-for-sale, fair value option, commercial	73,975	70,994		44,412		26,582
Investments in unconsolidated entities	N/A	33,265	(4)	—		33,265
Properties, net	N/A	64,690		58,132		6,558
	$2,816,083	$1,381,223		$527,359		$853,864
December 31, 2024
CMBS, fair value option	$2,822,153	$1,225,024	(1)	$445,966	(2)	$779,058
Intangible assets - servicing rights	N/A	58,135	(3)	—		58,135
Lease intangibles, net	N/A	5,545		—		5,545
Loans held-for-sale, fair value option, commercial	125,695	121,384		86,753		34,631
Investments in unconsolidated entities	N/A	33,640	(4)	—		33,640
Properties, net	N/A	65,466		58,375		7,091
	$2,947,848	$1,509,194		$591,094		$918,100
______________________________________________

(1)Includes $1.12 billion and $1.20 billion of CMBS eliminated in consolidation against VIE liabilities pursuant to ASC 810 as of March 31, 2025 and December 31, 2024, respectively. Also includes $141.1 million and $148.6 million of non-controlling interests in the consolidated entities which hold certain of these CMBS as of March 31, 2025 and December 31, 2024, respectively.
(2)Includes $28.1 million and $30.3 million of non-controlling interests in the consolidated entities which hold certain debt balances as of March 31, 2025 and December 31, 2024, respectively.
(3)Includes $34.9 million and $35.7 million of servicing rights intangibles eliminated in consolidation against VIE assets pursuant to ASC 810 as of March 31, 2025 and December 31, 2024, respectively.
(4)Includes $14.9 million and $14.8 million of investments in unconsolidated entities eliminated in consolidation against VIE assets pursuant to ASC 810 as of March 31, 2025 and December 31, 2024, respectively.

Secured Borrowings
The following table is a summary of our secured borrowings as of March 31, 2025 (dollars in thousands):

	Current Maturity		Extended Maturity (a)		Weighted Average Coupon		Pledged Asset Carrying Value		Maximum Facility Size		Outstanding Balance		Approved but Undrawn Capacity (b)	Unallocated Financing Amount (c)
Repurchase Agreements:
Commercial Loans	Jun 2025 to Nov 2029	(d)	Oct 2025 to Dec 2033	(d)	Index + 2.09%	(e)	$9,978,479		$11,265,459	(f)	$6,135,951		$726,853	$4,402,655
Residential Loans	Oct 2025 to Feb 2027		Mar 2026 to Feb 2028		SOFR + 1.73%		2,371,209		3,450,000		2,124,368		10,251	1,315,381
Infrastructure Loans	Sep 2027		Sep 2029		Index + 2.18%		486,388		650,000		371,480		—	278,520
Conduit Loans	Dec 2025 to Jun 2027		Feb 2026 to Jun 2028		SOFR + 2.18%		57,664		375,000		44,979		—	330,021
CMBS/RMBS	Sep 2025 to Apr 2032	(g)	Dec 2025 to Oct 2032	(g)	(h)		1,365,828		981,253		699,290	(i)	86,015	195,948
Total Repurchase Agreements							14,259,568		16,721,712		9,376,068		823,119	6,522,525
Other Secured Financing:
Borrowing Base Facility	Oct 2027		Oct 2029		SOFR + 2.10%		16,800		750,000	(j)	1,000		11,600	737,400
Commercial Financing Facilities	Jan 2026 to Aug 2028		Jan 2027 to Dec 2033		Index + 1.99%		519,077		739,907	(k)	359,476		—	380,431
Infrastructure Financing Facilities	Jul 2025 to Aug 2028		Oct 2027 to Jul 2032		SOFR + 2.02%		812,409		1,425,000		593,902		11,364	819,734
Property Mortgages - Variable rate	Sep 2025 to May 2026		N/A		SOFR + 2.56%		652,387		597,941		595,555		—	2,386
Property Mortgages - Fixed rate	Dec 2025 to Jun 2026		N/A		4.51%		23,465		20,154		20,154		—	—
Term Loans and Revolver	Nov 2027 to Jan 2030		N/A		SOFR + 2.25%		N/A	(l)	1,783,803		1,583,803		200,000	—
STWD 2022-FL3 CLO	Nov 2038		N/A		SOFR + 1.67%		920,294		756,961		756,961		—	—
STWD 2021-HTS SASB	Apr 2034		N/A		SOFR + 2.98%		159,844		139,104		139,104		—	—
STWD 2021-FL2 CLO	Apr 2038		N/A		SOFR + 2.10%		1,043,555		819,633		819,633		—	—
STWD 2019-FL1 CLO	Jul 2038		N/A		SOFR + 2.10%		385,898		220,115		220,115		—	—
Starwood 2024-SIF4 CLO	Oct 2036		N/A		SOFR + 1.93%		623,028		496,200		496,200		—	—
STWD 2024-SIF3 CLO	Apr 2036		N/A		SOFR + 2.18%		408,778		330,000		330,000		—	—
STWD 2021-SIF2 CLO	Jan 2033		N/A		SOFR + 1.89%		514,493		410,000		410,000		—	—
Total Other Secured Financing							6,080,028		8,488,818		6,325,903		222,964	1,939,951
							$20,339,596		$25,210,530		$15,701,971		$1,046,083	$8,462,476
Unamortized net discount											(20,134)
Unamortized deferred financing costs											(78,103)
											$15,603,734
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
(e)Certain facilities with an outstanding balance of $2.6 billion as of March 31, 2025 are indexed to EURIBOR, BBSY, SARON and SONIA. The remainder are indexed to SOFR.
(f)Certain facilities with an aggregate initial maximum facility size of $10.9 billion may be increased to $11.3 billion, subject to certain conditions. The $11.3 billion amount includes such upsizes.
(g)Certain facilities with an outstanding balance of $322.2 million as of March 31, 2025 carry a rolling 12-month term which may reset quarterly with the lender’s consent. These facilities carry no maximum facility size.
(h)A facility with an outstanding balance of $322.4 million as of March 31, 2025 has a weighted average fixed annual interest rate of 3.94%. All other facilities are variable rate with a weighted average rate of SOFR + 2.02%.
(i)Includes: (i) $322.4 million outstanding on a repurchase facility that is not subject to margin calls; and (ii) $28.1 million outstanding on one of our repurchase facilities that represents the 49% pro rata share owed by a non-controlling partner in a consolidated joint venture (see Note 15 to the Condensed Consolidated Financial Statements).

(j)The maximum facility size as of March 31, 2025 of $410.0 million may be increased to $750.0 million, subject to certain conditions.
(k)Certain facilities with an aggregate initial maximum facility size of $639.9 million may be increased to $739.9 million, subject to certain conditions. The $739.9 million amount includes such upsizes.
(l)These facilities are secured by the equity interests in certain of our subsidiaries which totaled $5.8 billion as of March 31, 2025.
Refer to Note 10 to the Condensed Consolidated Financial Statements for further disclosure regarding the terms of our secured financing arrangements, including a detailed discussion of new credit facilities and amendments to existing credit facilities executed since December 31, 2024.
Variance between Average and Quarter-End Credit Facility Borrowings Outstanding
The following table compares the average amount outstanding under our secured financing agreements during each quarter and the amount outstanding as of the end of each quarter, together with an explanation of significant variances (amounts in thousands):

Quarter Ended	Quarter-End Balance	Weighted-Average Balance During Quarter	Variance
December 31, 2024	14,440,425	14,767,193	(326,768)
March 31, 2025	15,701,971	14,882,903	819,068	(a)
__________________________________________________
(a)Variance primarily due to secured debt advances utilized to fund new commercial loan originations at quarter end.
Borrowings under Unsecured Senior Notes
During the three months ended March 31, 2025 and 2024, the weighted average effective borrowing rate on our unsecured senior notes was 6.1% and 5.1%, respectively. The effective borrowing rate includes the effects of underwriter purchase discount.
Refer to Note 11 to the Condensed Consolidated Financial Statements for further disclosure regarding the terms of our unsecured senior notes.
Scheduled Principal Repayments on Investments and Overhang on Financing Facilities
The following scheduled and/or projected principal repayments on our investments were based on amounts outstanding and extended contractual maturities of those investments as of March 31, 2025. The projected and/or required repayments of financing were based on the earlier of (i) the extended contractual maturity of each credit facility or (ii) the extended contractual maturity of each of the investments that have been pledged as collateral under the respective credit facility (amounts in thousands):

	Scheduled Principal Repayments on Loans and HTM Securities	Scheduled/Projected Principal Repayments on RMBS and CMBS	Projected/Required Repayments of Financing	Scheduled Principal Inflows Net of Financing Outflows
Second Quarter 2025	$292,248	$38,252	$(235,740)	$94,760
Third Quarter 2025	493,934	38,108	(342,855)	189,187
Fourth Quarter 2025	1,059,617	26,757	(582,311)	504,063
First Quarter 2026	400,166	12,189	(890,318)	(477,963)	(a)
Total	$2,245,965	$115,306	$(2,051,224)	$310,047

______________________________________________________________________________________________________________________
(a)Shortfall primarily relates to (i) $275.5 million of repayments under a Residential Loans repurchase facility which carries a one-year term that we extend every three months with lender’s consent and (ii) $232.2 million of repayments under securities facilities which carry a rolling 12-month term that we have historically extended, and intend to continue to extend with lender’s consent.
In the normal course of business, the Company is in discussions with its lenders to extend, amend or replace any financing facilities which contain near term expirations.

Issuances of Equity Securities
We may raise funds through capital market transactions by issuing capital stock. There can be no assurance, however, that we will be able to access the capital markets at any particular time or on any particular terms. We have authorized 100,000,000 shares of preferred stock and 500,000,000 shares of common stock. At March 31, 2025, we had 100,000,000 shares of preferred stock available for issuance and 160,623,677 shares of common stock available for issuance.
Other Potential Sources of Financing
In the future, we may also use other sources of financing to fund the acquisition of our target assets and maturities of our unsecured senior notes, including other secured as well as unsecured forms of borrowing and sale of senior loan interests and other assets.
Leverage Policies
Our strategies with regards to use of leverage have not changed significantly since December 31, 2024. Refer to our Form 10-K for a description of our strategies regarding use of leverage.
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
Contractual Obligations and Commitments
Our material contractual obligations and commitments as of March 31, 2025 are as follows (amounts in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Secured financings (a)	$12,529,958	$984,147	$3,765,356	$5,986,194	$1,794,261
CLOs and SASB (b)	3,172,013	451,428	1,829,827	581,105	309,653
Unsecured senior notes	2,780,750	—	1,280,750	600,000	900,000
Future loan commitments:
Commercial Lending (c)	1,366,911	952,173	391,460	23,278	—
Infrastructure Lending (d)	570,822	529,970	40,852	—	—
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

(c)Excludes $143.7 million of loan funding commitments in which management projects the Company will not be obligated to fund in the future due to repayments made by the borrower earlier than, or in excess of, expectations.

(d)Represents contractual commitments of $164.9 million under revolvers and letters of credit, $87.4 million under delayed draw term loans and $318.5 million of outstanding infrastructure loan purchase commitments.

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
Critical Accounting Estimates
Refer to the section of our Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” for a full discussion of our critical accounting estimates. Our critical accounting estimates have not materially changed since December 31, 2024.
Recent Accounting Developments
Refer to Note 2 to the Condensed Consolidated Financial Statements for a discussion of recent accounting developments and the expected impact to the Company.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We seek to manage our risks related to the credit quality of our assets, interest rates, liquidity, prepayment speeds and market value while, at the same time, seeking to provide an opportunity to stockholders to realize attractive risk-adjusted returns through ownership of our capital stock. While we do not seek to avoid risk completely, we believe the risk can be quantified from historical experience and seek to actively manage that risk, to earn sufficient compensation to justify taking those risks and to maintain capital levels consistent with the risks we undertake. Our strategies for managing risk and our exposure to such risks, as described in Item 7A of our Form 10-K, have not changed materially since December 31, 2024 except as described below.
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
We seek to further manage credit risk associated with our Investing and Servicing Segment loans held-for-sale through the purchase of credit instruments. The following table presents our credit instruments as of March 31, 2025 and December 31, 2024 (dollars in thousands):

	Face Value of Loans Held-for-Sale	Aggregate Notional Value of Credit Instruments	Number of Credit Instruments
March 31, 2025	$73,975	$45,000	2
December 31, 2024	$125,695	$64,000	4

Interest Rate Risk
Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. We are subject to interest rate risk in connection with our investments and the related financing obligations. In general, we seek to match the interest rate characteristics of our investments with the interest rate characteristics of any related financing obligations such as repurchase agreements, bank credit facilities, term loans, revolving facilities and securitizations. In instances where the interest rate characteristics of an investment and the related financing obligation are not matched, we mitigate such interest rate risk through the utilization of interest rate derivatives of the same duration. As discussed in Note 13 to the Condensed Consolidated Financial Statements, we entered into a series of derivative transactions during 2024 related to our residential loan portfolio in an effort to extend hedge duration. These transactions involved a series of reverse swap trades which effectively locked a portion of positive cash flows from our original hedges for a period of time. We simultaneously entered into a forward starting swap which will not be effective until June 2027. While the fair value of the forward starting swap will impact earnings, it will not impact net investment income until its effective date.
The following table presents financial instruments where we have utilized interest rate derivatives to hedge interest rate risk and the related interest rate derivatives as of March 31, 2025 and December 31, 2024 (dollars in thousands); however, consistent with Note 13 to the Condensed Consolidated Financial Statements, the notional value and number of credit instruments excludes the residential lending reverse swap trades and forward starting swaps as well as certain other interest rate swaps that were not effective as of March 31, 2025 and December 31, 2024:

	Face Value of Hedged Instruments	Aggregate Notional Value of Credit Instruments	Number of Credit Instruments
Instrument hedged as of March 31, 2025
Loans held-for-sale	$2,706,738	$3,122,401	40
RMBS, available-for-sale	178,588	40,000	1
CMBS, fair value option	76,641	38,380	1
HTM debt securities	7,955	6,802	1
Secured financing agreements	507,805	531,485	4
Unsecured senior notes	2,000,000	2,000,000	4
	$5,477,727	$5,739,068	51
Instrument hedged as of December 31, 2024
Loans held-for-sale	$2,820,654	$3,573,200	47
RMBS, available-for-sale	180,654	40,000	1
CMBS, fair value option	76,641	38,380	1
HTM debt securities	7,955	7,358	1
Secured financing agreements	507,895	531,746	4
Unsecured senior notes	2,250,000	2,235,000	5
	$5,843,799	$6,425,684	59
The table below summarizes the estimated annual change in net investment income for our variable rate investments and our variable rate debt assuming increases or decreases in SOFR or other applicable index rates and adjusted for the effects of our interest rate hedging activities (amounts in thousands). However, this table excludes: (i) our floating rate residential loan debt along with its related hedges (see Note 13); (ii) certain other interest rate swaps that were not effective as of March 31, 2025 (see Note 13); and (iii) nonaccrual loans (see Note 4).

Income (Expense) Subject to Interest Rate Sensitivity	Variable rate investments and indebtedness (1)	1.00% Decrease	0.50% Decrease	0.25% Increase
Investment income from variable rate investments	$16,250,638	$(145,702)	$(74,671)	$38,321
Interest expense from variable rate debt, net of interest rate derivatives	(14,495,617)	149,698	74,905	(37,533)
Net investment income from variable rate instruments	$1,755,021	$3,996	$234	$788
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
The following table represents our assets and liabilities that are denominated in Pounds Sterling (“GBP”), Euros (“EUR”), Australian dollars (“AUD”) and Swiss Francs (“CHF”), as well as our expected future net interest receipts (amounts in thousands):

	March 31, 2025
	GBP	EUR	AUD		CHF
Foreign currency assets	£1,599,106	€981,246	A$	1,645,263	Fr.	66,033
Foreign currency liabilities	(1,148,764)	(700,488)	(1,148,766)		(48,829)
Foreign currency contracts - notional, net	(523,113)	(314,451)	(638,920)		(18,597)
Subtotal (1)	£(72,771)	€(33,693)	A$	(142,423)	Fr.	(1,393)
______________________________________________________________________________________________________________________

(1)     Primarily relates to expected net interest cash flows on the respective assets and liabilities over their term.

Substantially all of our net asset exposure to the GBP, EUR, AUD and CHF has been hedged with foreign currency forward contracts as of March 31, 2025, as indicated in the table above. Refer to Note 13 to the Condensed Consolidated Financial Statements for further detail regarding our foreign currency derivatives and their contractual maturities.
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
Changes in Internal Control Over Financial Reporting. No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
There were no unregistered sales of securities or issuer purchases of equity securities during the three months ended March 31, 2025.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits.
(a)Index to Exhibits
INDEX TO EXHIBITS

Exhibit No.	Description

4.1
Indenture, dated as of April 8, 2025, between Starwood Property Trust, Inc. and The Bank of New York Mellon, as trustee (including the form of Starwood Property Trust, Inc.'s 6.500% Senior Notes due 2030) (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed April 8, 2025)

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

STARWOOD PROPERTY TRUST, INC.

Date: May 9, 2025	By:	/s/ BARRY S. STERNLICHT
Barry S. Sternlicht Chief Executive Officer Principal Executive Officer

Date: May 9, 2025	By:	/s/ RINA PANIRY
Rina Paniry Chief Financial Officer, Treasurer, Chief Accounting Officer and Principal Financial Officer