Form 10-Q
period 2025-06-30
STARWOOD PROPERTY TRUST, INC.
filed 2025-08-07
CIK 1465128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of August 1, 2025 was 367,138,710.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited, amounts in thousands, except share data)

	As of June 30,	As of December 31,
	2025	2024
Assets:
Cash and cash equivalents	$259,921	$377,831
Restricted cash	214,944	176,164
Loans held-for-investment, net of credit loss allowances of $417,320 and $448,295	17,825,386	15,437,013
Loans held-for-sale, at fair value	2,494,838	2,516,008
Investment securities, net of credit loss allowances of $25,500 and $24,463 ($122,811 and $126,297 held at fair value)	502,598	533,258
Properties, net	1,480,011	1,373,678
Investments of consolidated affordable housing fund, at fair value	2,055,555	2,073,533
Investments in unconsolidated entities	81,419	99,370
Goodwill	259,846	259,846
Intangible assets ($25,506 and $22,390 held at fair value)	54,432	60,704
Derivative assets	71,954	175,520
Accrued interest receivable	164,641	167,767
Other assets	381,568	368,229
Variable interest entity (“VIE”) assets, at fair value	36,522,250	38,937,576
Total Assets	$62,369,363	$62,556,497
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$398,274	$434,584
Related-party payable	25,846	38,958
Dividends payable	166,227	163,383
Derivative liabilities	142,341	94,890
Secured financing agreements, net	13,540,389	11,151,557
Collateralized loan obligations and single asset securitization, net	2,782,775	3,196,426
Unsecured senior notes, net	3,242,251	2,994,682
VIE liabilities, at fair value	34,902,530	37,288,545
Total Liabilities	55,200,633	55,363,025
Commitments and contingencies (Note 22)
Temporary Equity: Redeemable non-controlling interests	425,453	426,695
Permanent Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Preferred stock, $0.01 per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 per share, 500,000,000 shares authorized, 349,087,845 issued and 341,639,154 outstanding as of June 30, 2025 and 344,858,379 issued and 337,409,688 outstanding as of December 31, 2024	3,491	3,449
Additional paid-in capital	6,395,441	6,322,763
Treasury stock (7,448,691 shares)	(138,022)	(138,022)
Retained earnings	148,515	235,323
Accumulated other comprehensive income	12,785	13,594
Total Starwood Property Trust, Inc. Stockholders’ Equity	6,422,210	6,437,107
Non-controlling interests in consolidated subsidiaries	321,067	329,670
Total Permanent Equity	6,743,277	6,766,777
Total Liabilities and Equity	$62,369,363	$62,556,497
________________________________________________________
Note: In addition to the VIE assets and liabilities which are separately presented, our condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024 include assets of $3.5 billion and $4.1 billion, respectively, and liabilities of $2.8 billion and $3.2 billion, respectively, related to consolidated collateralized loan obligations (“CLOs”) and a single asset securitization (“SASB”), which are considered to be VIEs. The CLOs’ and SASB’s assets can only be used to settle obligations of the CLOs and SASB, and the CLOs’ and SASB’s liabilities do not have recourse to Starwood Property Trust, Inc. Refer to Note 15 for additional discussion of VIEs.
See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited, amounts in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Interest income from loans	$385,219	$427,432	$739,142	$890,924
Interest income from investment securities	10,313	17,000	22,534	35,206
Servicing fees	14,080	16,033	31,540	25,722
Rental income	28,243	25,459	57,426	54,306
Other revenues	6,428	3,902	11,821	6,756
Total revenues	444,283	489,826	862,463	1,012,914
Costs and expenses:
Management fees	30,833	30,517	71,596	76,531
Interest expense	316,132	344,389	608,290	700,345
General and administrative	51,072	51,082	99,219	101,745
Costs of rental operations	14,512	12,070	29,332	22,414
Depreciation and amortization	10,371	10,124	21,855	19,942
Credit loss provision (reversal), net	5,666	42,709	(19,333)	78,548
Other expense	1,893	285	3,744	959
Total costs and expenses	430,479	491,176	814,703	1,000,484
Other income (loss):
Change in net assets related to consolidated VIEs	40,280	17,180	68,971	27,266
Change in fair value of servicing rights	2,363	895	3,116	1,123
Change in fair value of investment securities, net	345	367	172	1,282
Change in fair value of mortgage loans, net	29,867	64,421	88,271	35,408
Income from affordable housing fund investments	5,115	6,446	9,025	15,894
Earnings from unconsolidated entities	7,872	1,670	8,409	9,345
Gain on sale of investments and other assets, net	31,662	—	31,662	91,962
(Loss) gain on derivative financial instruments, net	(101,296)	986	(140,985)	102,925
Foreign currency gain (loss), net	83,761	6,885	118,552	(34,985)
Gain (loss) on extinguishment of debt, net	19,990	(1,105)	19,990	(2,559)
Other income (loss), net	1,604	(2,792)	291	(5,422)
Total other income	121,563	94,953	207,474	242,239
Income before income taxes	135,367	93,603	255,234	254,669
Income tax provision	(671)	(15,878)	(4,437)	(17,084)
Net income	134,696	77,725	250,797	237,585
Net (income) loss attributable to non-controlling interests	(4,882)	165	(8,728)	(5,363)
Net income attributable to Starwood Property Trust, Inc.	$129,814	$77,890	$242,069	$232,222

Earnings per share data attributable to Starwood Property Trust, Inc.:
Basic	$0.38	$0.24	$0.71	$0.73
Diluted	$0.38	$0.24	$0.71	$0.73
See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited, amounts in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$134,696	$77,725	$250,797	$237,585
Other comprehensive income (loss) (net change by component):
Available-for-sale securities	58	(141)	(809)	(1,432)
Other comprehensive income (loss)	58	(141)	(809)	(1,432)
Comprehensive income	134,754	77,584	249,988	236,153
Less: Comprehensive (income) loss attributable to non-controlling interests	(4,882)	165	(8,728)	(5,363)
Comprehensive income attributable to Starwood Property Trust, Inc.	$129,872	$77,749	$241,260	$230,790
See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity
For the Three Months Ended June 30, 2025 and 2024
(Unaudited, amounts in thousands, except share data)

	Temporary Equity	Common stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Starwood Property Trust, Inc. Stockholders’ Equity	Non- Controlling Interests	Total Permanent Equity
		Shares	Par Value		Shares	Amount
Balance, March 31, 2025	$426,835	346,825,014	$3,468	$6,343,893	7,448,691	$(138,022)	$183,599	$12,727	$6,405,665	$324,251	$6,729,916
Net proceeds from ATM Agreement	—	1,561,634	16	31,089	—	—	—	—	31,105	—	31,105
Proceeds from DRIP Plan	—	17,345	—	326	—	—	—	—	326	—	326
Proceeds from employee stock purchase plan	—	17,087	—	290	—	—	—	—	290	—	290
Redemption of Class A Units	—	64,000	1	1,388	—	—	—	—	1,389	(1,389)	—
Share-based compensation	—	345,833	3	13,427	—	—	—	—	13,430	—	13,430
Manager fees paid in stock	—	256,932	3	5,028	—	—	—	—	5,031	—	5,031
Net income	690	—	—	—	—	—	129,814	—	129,814	4,192	134,006
Dividends declared, $0.48 per share	—	—	—	—	—	—	(164,898)	—	(164,898)	—	(164,898)
Other comprehensive income	—	—	—	—	—	—	—	58	58	—	58
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	1,489	1,489
Distributions to non-controlling interests	(2,072)	—	—	—	—	—	—	—	—	(7,476)	(7,476)
Balance, June 30, 2025	$425,453	349,087,845	$3,491	$6,395,441	7,448,691	$(138,022)	$148,515	$12,785	$6,422,210	$321,067	$6,743,277

Balance, March 31, 2024	$415,485	323,405,456	$3,234	$5,885,852	7,448,691	$(138,022)	$507,622	$14,061	$6,272,747	$351,949	$6,624,696
Proceeds from DRIP Plan	—	16,571	—	318	—	—	—	—	318	—	318
Proceeds from employee stock purchase plan	—	17,061	—	278	—	—	—	—	278	—	278
Share-based compensation	—	223,534	2	10,666	—	—	—	—	10,668	—	10,668
Manager fees paid in stock	—	471,179	5	9,539	—	—	—	—	9,544	—	9,544
Net income	972	—	—	—	—	—	77,890	—	77,890	(1,137)	76,753
Dividends declared, $0.48 per share	—	—	—	—	—	—	(152,830)	—	(152,830)	—	(152,830)
Other comprehensive loss	—	—	—	—	—	—	—	(141)	(141)	—	(141)
Distributions to non-controlling interests	(2,362)	—	—	—	—	—	—	—	—	(9,608)	(9,608)
Balance, June 30, 2024	$414,095	324,133,801	$3,241	$5,906,653	7,448,691	$(138,022)	$432,682	$13,920	$6,218,474	$341,204	$6,559,678
See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity (Continued)
For the Six Months Ended June 30, 2025 and 2024
(Unaudited, amounts in thousands, except share data)

	Temporary Equity	Common stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Starwood Property Trust, Inc. Stockholders’ Equity	Non- Controlling Interests	Total Permanent Equity
		Shares	Par Value		Shares	Amount
Balance, December 31, 2024	$426,695	344,858,379	$3,449	$6,322,763	7,448,691	$(138,022)	$235,323	$13,594	$6,437,107	$329,670	$6,766,777
Net proceeds from ATM Agreement	—	1,561,634	16	31,089	—	—	—	—	31,105	—	31,105
Proceeds from DRIP Plan	—	34,572	—	660	—	—	—	—	660	—	660
Proceeds from employee stock purchase plan	—	82,025	1	1,389	—	—	—	—	1,390	—	1,390
Redemption of Class A Units	—	64,000	1	1,388	—	—	—	—	1,389	(1,389)	—
Share-based compensation	—	1,911,718	18	26,762	—	—	—	—	26,780	—	26,780
Manager fees paid in stock	—	575,517	6	11,390	—	—	—	—	11,396	—	11,396
Net income	1,115	—	—	—	—	—	242,069	—	242,069	7,613	249,682
Dividends declared, $0.96 per share	—	—	—	—	—	—	(328,877)	—	(328,877)	—	(328,877)
Other comprehensive loss	—	—	—	—	—	—	—	(809)	(809)	—	(809)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	1,489	1,489
Distributions to non-controlling interests	(2,357)	—	—	—	—	—	—	—	—	(16,316)	(16,316)
Balance, June 30, 2025	$425,453	349,087,845	$3,491	$6,395,441	7,448,691	$(138,022)	$148,515	$12,785	$6,422,210	$321,067	$6,743,277

Balance, December 31, 2023	$414,348	320,814,765	$3,208	$5,864,670	7,448,691	$(138,022)	$505,881	$15,352	$6,251,089	$357,545	$6,608,634
Proceeds from DRIP Plan	—	29,605	—	584	—	—	—	—	584	—	584
Proceeds from employee stock purchase plan	—	83,376	1	1,411	—	—	—	—	1,412	—	1,412
Share-based compensation	—	2,238,706	22	20,692	—	—	—	—	20,714	—	20,714
Manager fees paid in stock	—	967,349	10	19,296	—	—	—	—	19,306	—	19,306
Net income	2,537	—	—	—	—	—	232,222	—	232,222	2,826	235,048
Dividends declared, $0.96 per share	—	—	—	—	—	—	(305,421)	—	(305,421)	—	(305,421)
Other comprehensive loss	—	—	—	—	—	—	—	(1,432)	(1,432)	—	(1,432)
Distributions to non-controlling interests	(2,790)	—	—	—	—	—	—	—	—	(19,167)	(19,167)
Balance, June 30, 2024	$414,095	324,133,801	$3,241	$5,906,653	7,448,691	$(138,022)	$432,682	$13,920	$6,218,474	$341,204	$6,559,678

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited, amounts in thousands)

	For the Six Months Ended June 30
	2025	2024
Cash Flows from Operating Activities:
Net income	$250,797	$237,585
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs, premiums and discounts on secured borrowings	22,861	25,313
Amortization of discounts and deferred financing costs on unsecured senior notes	5,426	5,048
Accretion of net discount on investment securities	(3,287)	(2,762)
Accretion of net deferred loan fees and discounts	(26,589)	(32,742)
Share-based compensation	26,780	20,714
Manager fees paid in stock	11,396	19,306
Change in fair value of investment securities	(172)	(1,282)
Change in fair value of consolidated VIEs	5,941	43,584
Change in fair value of servicing rights	(3,116)	(1,123)
Change in fair value of loans	(88,271)	(35,408)
Change in fair value of affordable housing fund investments	17,978	7,850
Change in fair value of derivatives	158,614	(56,400)
Foreign currency (gain) loss, net	(118,552)	34,985
Gain on sale of investments and other assets, net	(31,662)	(91,962)
Credit loss (reversal) provision, net	(19,333)	78,548
Depreciation and amortization	24,325	22,385
Earnings from unconsolidated entities	(8,409)	(9,345)
Distributions of earnings from unconsolidated entities	7,738	2,300
(Gain) loss on extinguishment of debt, net	(19,990)	2,559
Origination and purchase of loans held-for-sale, net of principal collections	(646,561)	(497,098)
Proceeds from sale of loans held-for-sale	743,164	358,409
Changes in operating assets and liabilities:
Related-party payable	(13,112)	(16,967)
Accrued and capitalized interest receivable, less purchased interest	(45,690)	(43,540)
Other assets	(33,523)	22,791
Accounts payable, accrued expenses and other liabilities	(65,242)	16,459
Net cash provided by operating activities	151,511	109,207
Cash Flows from Investing Activities:
Origination, purchase and funding of loans held-for-investment	(3,822,158)	(910,014)
Proceeds from principal collections on loans	1,559,497	2,030,875
Proceeds from loans sold	229,867	47,149
Purchase and funding of investment securities	(21,573)	(18,708)
Proceeds from sales and redemptions of investment securities	5,543	1,314
Proceeds from principal collections on investment securities	54,952	77,301
Proceeds from sales of real estate	58,903	198,988
Purchases and additions to properties and other assets	(14,756)	(14,184)
Proceeds from sale of interest in an unconsolidated entity	69,824	—
Distribution of capital from unconsolidated entities	250	—
Cash acquired in foreclosure	733	1,054
Payments for purchase or termination of derivatives	(16,090)	(5,507)
Proceeds from termination of derivatives	36,183	27,907
Net cash (used in) provided by investing activities	(1,858,825)	1,436,175

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited, amounts in thousands)

	For the Six Months Ended June 30
	2025	2024
Cash Flows from Financing Activities:
Proceeds from borrowings	$6,659,763	$2,897,949
Principal repayments on and repurchases of borrowings	(4,716,024)	(3,999,367)
Payment of deferred financing costs	(29,684)	(26,834)
Net proceeds from issuance of common stock	33,155	1,996
Payment of dividends	(326,033)	(304,887)
Contributions from non-controlling interests	1,489	—
Distributions to non-controlling interests	(18,673)	(21,957)
Issuance of debt of consolidated VIEs	—	5,779
Repayment of debt of consolidated VIEs	(61,870)	(215)
Distributions of cash from consolidated VIEs	85,229	28,193
Net cash provided by (used in) financing activities	1,627,352	(1,419,343)
Net (decrease) increase in cash, cash equivalents and restricted cash	(79,962)	126,039
Cash, cash equivalents and restricted cash, beginning of period	553,995	311,972
Effect of exchange rate changes on cash	832	(2,309)
Cash, cash equivalents and restricted cash, end of period	$474,865	$435,702
Supplemental disclosure of cash flow information:
Cash paid for interest	$561,948	$668,388
Income taxes paid (refunded)	154	(46)
Supplemental disclosure of non-cash investing and financing activities:
Dividends declared with respect to the second quarter, but not yet paid	$164,898	$152,830
Consolidation of VIEs (VIE asset/liability additions)	717,180	—
Deconsolidation of VIEs (VIE asset/liability reductions)	62,461	711,975
Net assets acquired through foreclosure or equity control:
Assets acquired, less cash	194,881	178,821
Liabilities assumed	2,489	2,859
Loan principal collections temporarily held at master servicer	6,406	12,987
Redemption of Class A Units for common stock	1,389	—
Debt assumed by purchaser in sale of real estate	—	(194,900)
Reclassification of loans held-for-investment to loans held-for-sale	—	48,695
See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
As of June 30, 2025
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
We have four reportable business segments as of June 30, 2025 and we refer to the investments within these segments as our target assets:
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
These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (our “Form 10-K”), as filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the operating results for the full year.
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

Nearly all of the Company’s unvested RSUs and RSAs contain rights to receive non-forfeitable dividends and thus are participating securities. In addition, the non-controlling interests that are redeemable with our common stock are considered participating securities because they earn a preferred return indexed to the dividend rate on our common stock (see Note 17). Due to the existence of these participating securities, the two-class method of computing EPS is required, unless another method is determined to be more dilutive. Under the two-class method, undistributed earnings are reallocated between shares of common stock and participating securities. For the three and six months ended June 30, 2025 and 2024, the two-class method resulted in the most dilutive EPS calculation.

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
We believe the estimates and assumptions underlying our consolidated financial statements are reasonable and supportable based on the information available as of June 30, 2025. Actual results may ultimately differ from those estimates.
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

3. Acquisitions and Divestitures
Acquisitions

During the three and six months ended June 30, 2025 and 2024, we had no significant acquisitions of properties or businesses other than properties acquired through loan foreclosure or obtaining equity control as discussed in Note 4.

Divestitures

Commercial and Residential Lending Segment

During the three and six months ended June 30, 2025, we sold an office building in Texas for $60.0 million, which had been acquired via equity control of the related mezzanine borrower entity in May 2022. In 2023, we recorded a $30.1 million impairment on the property. Upon sale, we recognized a net gain of $4.1 million in our condensed consolidated statements of operations, representing: (i) forgiveness of debt totaling $23.5 million, which is reflected as gain on extinguishment of debt, offset by (ii) the excess of our carrying value over sales proceeds of $19.4 million, which is reflected within gain on sale of investments and other assets in our condensed consolidated statements of operations.

During the three and six months ended June 30, 2025, we sold an equity interest originally obtained in connection with a 2013 loan origination for gross proceeds of $70.0 million and recognized a gain of $51.4 million. See Note 8 for further discussion.

During the three and six months ended June 30, 2024, we sold three units in a residential conversion project in New York for $12.1 million. In connection with these sales, there was no gain or loss recognized in our condensed consolidated statements of operations.

Property Segment Master Lease Portfolio

On February 29, 2024, we sold the 16 retail properties which comprised our Property Segment’s Master Lease Portfolio for a gross sale price of $387.1 million. In connection with the sale, the purchaser assumed the related mortgage debt of $194.9 million, which resulted in net proceeds of $188.0 million after selling costs. We recognized a gain of $92.0 million, which is included within gain on sale of investments and other assets in our condensed consolidated statements of operations for the six months ended June 30, 2024, and a $1.2 million loss on extinguishment of debt. Pretax income attributable to the Master Lease Portfolio prior to its sale was $3.3 million during the six months ended June 30, 2024.

4. Loans
Our loans held-for-investment are accounted for at amortized cost and our loans held-for-sale are accounted for at the lower of cost or fair value, unless we have elected the fair value option for either. The following tables summarize our investments in mortgages and loans as of June 30, 2025 and December 31, 2024 (dollars in thousands):

June 30, 2025	Carrying Value	Face Amount	Weighted Average Coupon (1)	Weighted Average Life (“WAL”) (years)(2)
Loans held-for-investment:
Commercial loans:
First mortgages (3)	$14,789,703	$14,838,873	7.7%	2.5
Subordinated mortgages (4)	32,821	32,459	13.9%	0.9
Mezzanine loans (3)	294,288	297,208	10.8%	3.0
Other	51,580	51,688	9.4%	3.1
Total commercial loans	15,168,392	15,220,228
Infrastructure first priority loans	3,074,314	3,126,215	8.2%	4.8
Total loans held-for-investment	18,242,706	18,346,443
Loans held-for-sale:
Residential, fair value option	2,323,276	2,571,679	4.4%	N/A	(5)
Commercial, fair value option	171,562	175,950	6.6%	7.4
Total loans held-for-sale	2,494,838	2,747,629
Total gross loans	20,737,544	$21,094,072
Credit loss allowances:
Commercial loans held-for-investment	(403,328)
Infrastructure loans held-for-investment	(13,992)
Total allowances	(417,320)
Total net loans	$20,320,224

December 31, 2024
Loans held-for-investment:
Commercial loans:
First mortgages (3)	$12,931,333	$12,955,038	7.9%	2.4
Subordinated mortgages (4)	31,247	31,000	14.3%	1.4
Mezzanine loans (3)	323,041	324,021	11.1%	1.7
Other	46,255	46,688	13.2%	3.8
Total commercial loans	13,331,876	13,356,747
Infrastructure first priority loans	2,553,432	2,594,267	8.3%	4.4
Total loans held-for-investment	15,885,308	15,951,014
Loans held-for-sale:
Residential, fair value option	2,394,624	2,694,959	4.5%	N/A	(5)
Commercial, fair value option	121,384	125,695	7.0%	7.3
Total loans held-for-sale	2,516,008	2,820,654
Total gross loans	18,401,316	$18,771,668
Credit loss allowances:
Commercial loans held-for-investment	(436,812)
Infrastructure loans held-for-investment	(11,483)
Total allowances	(448,295)
Total net loans	$17,953,021

______________________________________________________________________________________________________________________
(1)Calculated using applicable index rates as of June 30, 2025 and December 31, 2024 for variable rate loans and excludes loans for which interest income is not recognized.
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
(3)First mortgages include first mortgage loans and any contiguous mezzanine loan components because as a whole, the expected credit quality of these loans is more similar to that of a first mortgage loan. The application of this methodology resulted in mezzanine loans with carrying values of $1.1 billion and $0.9 billion, respectively, being classified as first mortgages as of June 30, 2025 and December 31, 2024.
(4)Subordinated mortgages include B-Notes and junior participation in first mortgages where we do not own the senior A-Note or senior participation. If we own both the A-Note and B-Note, we categorize the loan as a first mortgage loan.
(5)Residential loans have a weighted average remaining contractual life of 26.3 years and 26.8 years as of June 30, 2025 and December 31, 2024, respectively.
As of June 30, 2025, our variable rate loans held-for-investment, excluding loans for which interest income is not recognized, were as follows (dollars in thousands):

June 30, 2025	Carrying Value	Weighted-average Spread Above Index
Commercial loans	$14,050,884	3.6%
Infrastructure loans	3,074,314	3.7%
Total variable rate loans held-for-investment	$17,125,198	3.6%

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
The significant credit quality indicators for our loans measured at amortized cost, which excludes loans held-for-sale, were as follows as of June 30, 2025 (dollars in thousands):

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Total	Total Amortized Cost Basis	Credit Loss Allowance
As of June 30, 2025	2025	2024	2023	2022	2021	Prior
Commercial loans:
Credit quality indicator:
LTV < 60%	$764,710	$281,633	$449,557	$2,029,558	$1,959,277	$386,495	$—	$5,871,230	$13,482
LTV 60% - 70%	1,096,020	297,781	339,401	1,081,325	1,909,750	390,482	—	5,114,759	91,906
LTV > 70%	141,208	428,648	204,500	332,012	1,724,499	1,295,031	—	4,125,898	293,015
Credit deteriorated	—	—	—	—	—	4,925	—	4,925	4,925
Defeased and other	5,000	—	4,550	42,030	—	—	—	51,580	—
Total commercial	$2,006,938	$1,008,062	$998,008	$3,484,925	$5,593,526	$2,076,933	$—	$15,168,392	$403,328
Infrastructure loans:
Credit quality indicator:
Power	$627,912	$604,670	$314,739	$—	$27,652	$211,521	$93	$1,786,587	$6,435
Oil and gas	489,478	239,680	381,138	—	91,520	85,911	—	1,287,727	7,557
Total infrastructure	$1,117,390	$844,350	$695,877	$—	$119,172	$297,432	$93	$3,074,314	$13,992
Loans held-for-sale								2,494,838	—
Total gross loans								$20,737,544	$417,320

Non-Credit Deteriorated Loans
As of June 30, 2025, we had four commercial loans with a combined amortized cost basis of $586.8 million along with $84.1 million of residential loans that were 90 days or greater past due. All of these loans were on nonaccrual as of June 30, 2025. We also had three commercial loans with a combined amortized cost basis of $316.7 million on nonaccrual that were not 90 days or greater past due as of June 30, 2025. None of these loans were considered credit deteriorated. As of December 31, 2024, we had a total of $1.0 billion of non-credit deteriorated loans on nonaccrual. During the quarter, one additional $90.7 million commercial loan was placed on nonaccrual and two commercial loans for a total of $156.2 million were resolved through foreclosure (see related discussion below), bringing our year-to-date commercial loans placed on nonaccrual to $162.3 million and our resolutions to $238.0 million.
Credit Deteriorated Loans
As of June 30, 2025, we had a $4.9 million commercial subordinated loan secured by a department store in Chicago which was deemed credit deteriorated and was fully reserved in prior years. The loan was on nonaccrual under the cost recovery method as of June 30, 2025 and December 31, 2024.

Foreclosure and Equity Control
During the six months ended June 30, 2025, we foreclosed on or otherwise obtained control over the following loan collateral:
In June 2025, we obtained a deed in lieu of foreclosure on a first mortgage and mezzanine loan on a life science property in Boston, Massachusetts, which resulted in our obtaining physical possession of the underlying collateral. The net carrying value of our loan related to this property (including previously accrued interest) totaled $55.7 million, net of a specific credit loss allowance of $17.2 million provided during the three months ended June 30, 2025 in accordance with a valuation provided by a third party appraisal. In connection with the foreclosure, we recorded properties of $55.7 million in accordance with the asset acquisition provisions of ASC 805. As noted above, this loan was previously placed on nonaccrual.

In May 2025, we obtained control over the pledged equity interests of a mezzanine borrower entity related to a multifamily property in Windermere, Florida, which resulted in our consolidating the mezzanine borrower entity including the underlying property collateral. The net carrying value of our loans related to this property totaled $83.9 million and consisted of first mortgage and mezzanine loans. In connection with the consolidation of the mezzanine borrower entity, we recorded properties of $83.9 million in accordance with the asset acquisition provisions of ASC 805. As noted above, this loan was previously placed on nonaccrual.
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

Loan Modifications
We may amend or modify a loan based on its specific facts and circumstances. The modified terms and subsequent performance of the modified loans are considered in the determination of our general CECL reserve. During the six months ended June 30, 2025, we made no modifications to commercial loans disclosable under ASU 2022-02, Troubled Debt Restructurings and Vintage Disclosures.
Performance of Previously Modified Loans:
Loans with modifications disclosed in the previous twelve months under ASU 2022-02 are performing in accordance with their modified terms through June 30, 2025, except for a $136.6 million first mortgage and mezzanine loan on an office condominium in Brooklyn, New York. The loan is in the process of being modified given its current maturity default status, but the modification has been delayed as the borrower works to execute two new leases, the result of which would impact the terms of the loan’s modification.

Credit Loss Allowance Activity
The following tables present the activity in our credit loss allowance for funded loans and unfunded commitments (amounts in thousands):

	Funded Commitments Credit Loss Allowance
	Loans Held-for-Investment		Total Funded Loans
Six Months Ended June 30, 2025	Commercial	Infrastructure
Credit loss allowance at December 31, 2024	$436,812	$11,483	$448,295
Credit loss (reversal) provision, net	(16,259)	2,509	(13,750)
Charge-offs (1)	(17,225)	—	(17,225)
Credit loss allowance at June 30, 2025	$403,328	$13,992	$417,320
______________________________________________________________________________________________________________________
(1)Represents the charge-off of a $17.2 million specific credit loss allowance that was established during the three months ended June 30, 2025 related to a first mortgage and mezzanine loan on a life science property in Boston, Massachusetts. The loan was originated in December 2021 and foreclosed in June 2025.

	Unfunded Commitments Credit Loss Allowance (1)
	Loans Held-for-Investment		HTM Preferred
Six Months Ended June 30, 2025	Commercial	Infrastructure	Interests (2)	CMBS (2)	Total
Credit loss allowance at December 31, 2024	$16,530	$950	$14,018	$21	$31,519
Credit loss (reversal) provision, net	(4,747)	261	(2,113)	(21)	(6,620)
Credit loss allowance at June 30, 2025	$11,783	$1,211	$11,905	$—	$24,899
Memo: Unfunded commitments as of June 30, 2025 (3)	$1,649,991	$144,744	$65,973	$—	$1,860,708
______________________________________________________________________________________________________________________
(1)Included in accounts payable, accrued expenses and other liabilities in our consolidated balance sheets.
(2)See Note 5 for further details.
(3)Represents amounts expected to be funded (see Note 22).
Loan Portfolio Activity
The activity in our loan portfolio was as follows (amounts in thousands):

	Held-for-Investment Loans
Six Months Ended June 30, 2025	Commercial	Infrastructure	Held-for-Sale Loans	Total Loans
Balance at December 31, 2024	$12,895,064	$2,541,949	$2,516,008	$17,953,021
Acquisitions/originations/additional funding	2,594,744	1,227,414	756,095	4,578,253
Capitalized interest (1)	49,359	—	—	49,359
Basis of loans sold (2)	(230,267)	—	(743,164)	(973,431)
Loan maturities/principal repayments	(795,505)	(723,750)	(114,209)	(1,633,464)
Discount accretion/premium amortization	14,365	12,224	—	26,589
Changes in fair value	—	—	88,271	88,271
Foreign currency translation gain, net	403,248	4,994	—	408,242
Credit loss reversal (provision), net	16,259	(2,509)	—	13,750
Loan foreclosures	(182,203)	—	(8,163)	(190,366)	(3)
Balance at June 30, 2025	$14,765,064	$3,060,322	$2,494,838	$20,320,224

	Held-for-Investment Loans
Six Months Ended June 30, 2024	Commercial	Infrastructure	Held-for-Sale Loans	Total Loans
Balance at December 31, 2023	$15,078,589	$2,495,660	$2,645,637	$20,219,886
Acquisitions/originations/additional funding	521,706	388,308	605,050	1,515,064
Capitalized interest (1)	42,966	—	—	42,966
Basis of loans sold (2)	—	—	(405,558)	(405,558)
Loan maturities/principal repayments	(1,444,579)	(474,969)	(107,660)	(2,027,208)
Discount accretion/premium amortization	21,884	10,858	—	32,742
Changes in fair value	—	—	35,408	35,408
Foreign currency translation loss, net	(67,035)	(368)	—	(67,403)
Credit loss (provision) reversal, net	(55,639)	802	(1,546)	(56,383)
Loan foreclosures	(174,879)	—	—	(174,879)	(4)
Transfer to/from other asset classifications or between segments	—	(48,695)	48,695	—
Balance at June 30, 2024	$13,923,013	$2,371,596	$2,820,026	$19,114,635
______________________________________________________________________________________________________________________
(1)Represents accrued interest income on loans whose terms do not require current payment of interest.
(2)See Note 12 for additional disclosure on these transactions.
(3)Represents (i) the $83.9 million carrying value of a first mortgage and mezzanine loan on a multifamily property in Windermere, Florida foreclosed in May 2025, (ii) the $54.3 million carrying value of a first mortgage and mezzanine loan on a life science property in Boston, Massachusetts foreclosed in June 2025, (iii) the $44.0 million carrying value of a first mortgage and mezzanine loan on a multifamily property in Conyers, Georgia foreclosed in February 2025 and (iv) $8.2 million of residential mortgage loans foreclosed.
(4)Represents (i) the $114.2 million carrying value of a senior mortgage loan on an office building in Washington, D.C. foreclosed in May 2024, (ii) the $51.5 million carrying value of a first mortgage and mezzanine loan on a multifamily property in Nashville, Tennessee foreclosed in May 2024 and (iii) the $9.2 million carrying value of a loan on a hospitality asset in New York City foreclosed in June 2024.
5. Investment Securities
Investment securities were comprised of the following as of June 30, 2025 and December 31, 2024 (amounts in thousands):

	Carrying Value as of
	June 30, 2025	December 31, 2024
RMBS, available-for-sale	$91,363	$93,806
RMBS, fair value option (1)	413,676	421,122
CMBS, fair value option (1), (2)	1,202,438	1,225,024
HTM debt securities, amortized cost net of credit loss allowance of $25,500 and $24,463	379,787	406,961
Equity security, fair value	4,110	5,146
Subtotal—Investment securities	2,091,374	2,152,059
VIE eliminations (1)	(1,588,776)	(1,618,801)
Total investment securities	$502,598	$533,258
_____________________________________________________________________________________________________________________
(1)Certain fair value option CMBS and RMBS are eliminated in consolidation against VIE liabilities pursuant to ASC 810.
(2)Includes $139.5 million and $148.6 million of non-controlling interests in the consolidated entities which hold certain of these CMBS as of June 30, 2025 and December 31, 2024, respectively.
Purchases, sales and redemptions, and principal collections for all investment securities were as follows (amounts in thousands):

	RMBS, available-for-sale	RMBS, fair value option	CMBS, fair value option	HTM Securities	Equity Security	Securitization VIEs (1)	Total
Three Months Ended June 30, 2025
Purchases/fundings	$—	$—	$56,999	$7,747	$—	$(56,999)	$7,747
Sales and redemptions	—	—	4,193	—	—	—	4,193
Principal collections	1,825	10,078	3,073	118	—	(13,109)	1,985
Three Months Ended June 30, 2024
Purchases/fundings	$—	$—	$7,908	$1,580	$—	$—	$9,488
Sales and redemptions	—	—	2,613	—	—	(2,613)	—
Principal collections	2,894	11,883	1,329	55,217	—	(13,171)	58,152

	RMBS, available-for-sale	RMBS, fair value option	CMBS, fair value option		HTM Securities	Equity Security	Securitization VIEs (1)	Total
Six Months Ended June 30, 2025
Purchases/fundings	$—	$—	$65,665	(2)	$17,546	$—	$(61,638)	$21,573
Sales and redemptions	—	—	4,193		—	1,350	—	5,543
Principal collections	3,898	20,158	65,157		50,968	—	(85,229)	54,952
Six Months Ended June 30, 2024
Purchases/fundings	$—	$—	$7,908		$10,800	$—	$—	$18,708
Sales and redemptions	—	—	5,779		—	1,314	(5,779)	1,314
Principal collections	4,819	23,766	4,529		72,380	—	(28,193)	77,301
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

RMBS, Available-for-Sale
The Company classified all of its RMBS not eliminated in consolidation as available-for-sale as of June 30, 2025 and December 31, 2024. These RMBS are reported at fair value in the balance sheet with changes in fair value recorded in accumulated other comprehensive income (“AOCI”).

The tables below summarize various attributes of our investments in available-for-sale RMBS as of June 30, 2025 and December 31, 2024 (amounts in thousands):

				Unrealized Gains or (Losses) Recognized in AOCI
	Amortized Cost	Credit Loss Allowance	Net Basis	Gross Unrealized Gains	Gross Unrealized Losses	Net Fair Value Adjustment	Fair Value
June 30, 2025
RMBS	$78,578	$—	$78,578	$14,571	$(1,786)	$12,785	$91,363
December 31, 2024
RMBS	$80,212	$—	$80,212	$15,163	$(1,569)	$13,594	$93,806

	Weighted Average Coupon (1)	WAL (Years) (2)
June 30, 2025
RMBS	5.0%	7.7
______________________________________________________________________________________________________________________
(1)Calculated using the June 30, 2025 SOFR rate of 4.322% for floating rate securities.
(2)Represents the remaining WAL of each respective group of securities as of the balance sheet date. The WAL of each individual security is calculated using projected amounts and projected timing of future principal payments.
As of June 30, 2025, approximately $81.6 million, or 89%, of RMBS were variable rate. We purchased all of the RMBS at a discount, a portion of which is accreted into income over the expected remaining life of the security. The majority of the income from this strategy is earned from the accretion of this accretable discount.
We have engaged a third party manager who specializes in RMBS to execute the trading of RMBS, the cost of which was $0.2 million for both the three months ended June 30, 2025 and 2024, and $0.4 million for both the six months ended June 30, 2025 and 2024, recorded as management fees in the accompanying condensed consolidated statements of operations.
The following table presents the gross unrealized losses and estimated fair value of any available-for-sale securities that were in an unrealized loss position as of June 30, 2025 and December 31, 2024, and for which an allowance for credit losses has not been recorded (amounts in thousands):

	Estimated Fair Value		Unrealized Losses
	Securities with a loss less than 12 months	Securities with a loss greater than 12 months	Securities with a loss less than 12 months	Securities with a loss greater than 12 months
As of June 30, 2025
RMBS	$—	$11,275	$—	$(1,786)
As of December 31, 2024
RMBS	$2,076	$9,742	$(178)	$(1,391)
As of both June 30, 2025 and December 31, 2024, there were 13 securities with unrealized losses reflected in the table above. After evaluating the securities, we concluded that the unrealized losses reflected above were noncredit-related and would be recovered from the securities’ estimated future cash flows. We considered a number of factors in reaching this conclusion, including that we did not intend to sell the securities, it was not considered more likely than not that we would be forced to sell the securities prior to recovering our amortized cost, and there were no material credit events that would have caused us to otherwise conclude that we would not recover our cost. Credit losses, if any, are calculated by comparing (i) the estimated future cash flows of each security discounted at the yield determined as of the initial acquisition date or, if since revised, as of the last date previously revised, to (ii) our net amortized cost basis. Significant judgment is used in projecting cash flows for our non-agency RMBS. As a result, actual income and/or credit losses could be materially different from what is currently projected and/or reported.

CMBS and RMBS, Fair Value Option
As discussed in the “Fair Value Option” section of Note 2 herein, we elect the fair value option for certain CMBS and RMBS in an effort to eliminate accounting mismatches resulting from the current or potential consolidation of securitization VIEs. As of June 30, 2025, the fair value and unpaid principal balance of CMBS where we have elected the fair value option, excluding the notional value of interest-only securities and before consolidation of securitization VIEs, were $1.2 billion and $2.8 billion, respectively. As of June 30, 2025, the fair value and unpaid principal balance of RMBS where we have elected the fair value option, excluding the notional value of interest-only securities and before consolidation of securitization VIEs, were $413.7 million and $326.3 million, respectively. The $1.6 billion total fair value balance of CMBS and RMBS represents our economic interests in these assets. However, as a result of our consolidation of securitization VIEs, the vast majority of this fair value (all except $27.3 million at June 30, 2025) is eliminated against VIE liabilities before arriving at our GAAP balance for fair value option investment securities.
As of June 30, 2025, none of our CMBS or RMBS were variable rate.
HTM Debt Securities, Amortized Cost
The table below summarizes our investments in HTM debt securities as of June 30, 2025 and December 31, 2024 (amounts in thousands):

	Amortized Cost Basis	Credit Loss Allowance	Net Carrying Amount	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
June 30, 2025
CMBS	$313,563	$(9)	$313,554	$314	$(12,622)	$301,246
Preferred interests	64,607	(15,428)	49,179	—	(8,799)	40,380
Infrastructure bonds	27,117	(10,063)	17,054	14	—	17,068
Total	$405,287	$(25,500)	$379,787	$328	$(21,421)	$358,694

December 31, 2024
CMBS	$357,012	$(85)	$356,927	$315	$(21,326)	$335,916
Preferred interests	47,069	(14,308)	32,761	—	(3,568)	29,193
Infrastructure bonds	27,343	(10,070)	17,273	21	(9)	17,285
Total	$431,424	$(24,463)	$406,961	$336	$(24,903)	$382,394
The following table presents the activity in our credit loss allowance for HTM debt securities (amounts in thousands):

	CMBS	Preferred Interests	Infrastructure Bonds	Total HTM Credit Loss Allowance
Six Months Ended June 30, 2025
Credit loss allowance at December 31, 2024	$85	$14,308	$10,070	$24,463
Credit loss (reversal) provision, net	(76)	1,120	(7)	1,037
Credit loss allowance at June 30, 2025	$9	$15,428	$10,063	$25,500
As of June 30, 2025 and December 31, 2024, we had a $10.0 million specific credit loss allowance on a $19.2 million infrastructure bond that is collateralized by a first priority lien on a coal-fired power plant in Mississippi. It was deemed credit deteriorated when we acquired the Infrastructure Lending Segment in 2018 and was placed on nonaccrual under the cost recovery method in 2023 due to a forbearance and restructuring plan agreed between the lenders and borrower that was necessitated by operating shortfalls at the plant.
We also had seven commercial lending preferred interests with a combined amortized cost basis of $46.8 million on nonaccrual that were not 90 days or greater past due as of June 30, 2025. During the quarter, we had a new preferred interest placed on nonaccrual that was not funded as of June 30, 2025, with an unfunded commitment of $26.4 million. All of these investments were made in connection with loan modifications, but are not considered credit deteriorated.

The table below summarizes the maturities of our HTM debt securities by type as of June 30, 2025 (amounts in thousands):

	CMBS	Preferred Interests	Infrastructure Bonds	Total
Less than one year	$268,353	$19,964	$—	$288,317
One to three years	45,201	16,196	7,941	69,338
Three to five years	—	13,019	—	13,019
Thereafter	—	—	9,113	9,113
Total	$313,554	$49,179	$17,054	$379,787
Equity Security, Fair Value
During 2012, we acquired 9,140,000 ordinary shares from a related-party in Starwood European Real Estate Finance Limited (“SEREF”), a debt fund that is externally managed by an affiliate of our Manager and is listed on the London Stock Exchange. As of December 31, 2024, we held 4,480,649 shares of SEREF that had not yet been redeemed. During the six months ended June 30, 2025, 1,060,265 shares were redeemed by SEREF, for proceeds of $1.4 million, leaving 3,420,384 shares held as of June 30, 2025. The fair value of the investment remeasured in USD was $4.1 million and $5.1 million as of June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025, our shares represent an approximate 2.3% interest in SEREF.
6. Properties
Our properties are held within the following portfolios:
Property Segment - Medical Office Portfolio
The Medical Office Portfolio is comprised of 34 medical office buildings acquired during the year ended December 31, 2016. These properties, which collectively comprise 1.9 million square feet, are geographically dispersed throughout the U.S. and primarily affiliated with major hospitals or located on or adjacent to major hospital campuses. The Medical Office Portfolio includes total gross properties and lease intangibles of $788.3 million and debt of $480.9 million as of June 30, 2025.
Property Segment - D.C. Multifamily Conversion
A vacant office building in Washington, D.C. was acquired in a loan foreclosure in May 2024 and transferred to our Property Segment with the expectation that we will convert it to multifamily use. That property has a carrying value of $116.3 million, of which $90.3 million represents construction in progress and $26.0 million represents land and land improvements, and no associated debt as of June 30, 2025.
Investing and Servicing Segment Property Portfolio (“REIS Equity Portfolio”)
The REIS Equity Portfolio is comprised of 7 commercial real estate properties and one equity interest in an unconsolidated real estate property (see Note 8), which were acquired from CMBS trusts over time. The REIS Equity Portfolio includes total gross properties and lease intangibles of $117.4 million and debt of $57.9 million as of June 30, 2025.
Commercial and Residential Lending Segment Property Portfolio
The Commercial and Residential Lending Segment Portfolio represents properties acquired through loan foreclosure or exercise of control over a mezzanine loan borrower’s pledged equity interests. This portfolio includes total gross properties and lease intangibles of $778.3 million and debt of $30.8 million as of June 30, 2025.
Woodstar Portfolios
Refer to Note 7 for a discussion of our Woodstar I and Woodstar II Portfolios which are not included in the table below.

The table below summarizes our properties held-for-investment as of June 30, 2025 and December 31, 2024 (dollars in thousands):

	Depreciable Life	June 30, 2025	December 31, 2024
Property Segment
Land and land improvements	0 - 15 years	$95,643	$95,642
Buildings and building improvements	0 - 40 years	638,304	635,636
Construction in progress	N/A	90,264	89,167
Furniture & fixtures	3 - 5 years	1,222	1,139
Investing and Servicing Segment
Land and land improvements	0 - 15 years	23,345	23,345
Buildings and building improvements	3 - 40 years	71,260	69,582
Furniture & fixtures	1 - 5 years	3,368	3,251
Commercial and Residential Lending Segment
Land and land improvements	0 - 13 years	143,090	117,983
Buildings and building improvements	0 - 50 years	381,623	326,603
Construction in progress	N/A	247,290	219,868
Furniture & fixtures	5 years	2,003	2,003
Properties, cost		1,697,412	1,584,219
Less: accumulated depreciation		(217,401)	(210,541)
Properties, net		$1,480,011	$1,373,678

During the three and six months ended June 30, 2025, we sold an office building in Texas for $60.0 million, which had been acquired via equity control of the related mezzanine borrower entity in May 2022 within the Commercial and Residential Lending Segment. In 2023, we recorded a $30.1 million impairment on the property. Upon sale, we recognized a net gain of $4.1 million in our condensed consolidated statements of operations, representing: (i) forgiveness of debt totaling $23.5 million, which is reflected as gain on extinguishment of debt, offset by (ii) the excess of our carrying value over sales proceeds of $19.4 million, which is reflected within gain on sale of investments and other assets in our condensed consolidated statements of operations.

During the three and six months ended June 30, 2025, we also sold a multifamily property within the Commercial and Residential Lending Segment for $54.5 million which did not qualify for sale accounting treatment under GAAP. In connection therewith, we provided $45.8 million of three-year senior secured financing to the purchaser, along with an up to $6.0 million unfunded commitment for future property improvements during the loan term. Such sale will be recognized under GAAP if and when collection of the financed amount becomes probable. In the meantime, the $54.2 million net carrying value of the property as of June 30, 2025 remains within properties on our condensed consolidated balance sheet and the initial down payment of $8.9 million and subsequent interest payments of $0.1 million received from the purchaser are recorded as a deposit liability within accounts payable, accrued expenses and other liabilities on our condensed consolidated balance sheet as of June 30, 2025.

On February 29, 2024, we sold the 16 retail properties which comprised our Property Segment’s Master Lease Portfolio for a gross sale price of $387.1 million. In connection with the sale, the purchaser assumed the related mortgage debt of $194.9 million, which resulted in net proceeds of $188.0 million after selling costs. We recognized a gain of $92.0 million, which is included within gain on sale of investments and other assets in our condensed consolidated statement of operations for the six months ended June 30, 2024, and a $1.2 million loss on extinguishment of debt. Pretax income attributable to the Master Lease Portfolio prior to its sale was $3.3 million during the six months ended June 30, 2024.

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

Woodstar I Portfolio
The Woodstar I Portfolio is comprised of 32 affordable housing communities with 8,948 units concentrated primarily in the Tampa, Orlando and West Palm Beach metropolitan areas. During the year ended December 31, 2015, we acquired 18 of the 32 affordable housing communities of the Woodstar I Portfolio, with the final 14 communities acquired during the year ended December 31, 2016. The Woodstar I Portfolio includes properties at fair value of $1.8 billion and debt at fair value of $741.2 million as of June 30, 2025.
Woodstar II Portfolio
The Woodstar II Portfolio is comprised of 27 affordable housing communities with 6,109 units concentrated primarily in Central and South Florida. We acquired eight of the 27 affordable housing communities in December 2017, with the final 19 communities acquired during the year ended December 31, 2018. The Woodstar II Portfolio includes properties at fair value of $1.4 billion and debt at fair value of $492.6 million as of June 30, 2025.
Income from the Woodstar Fund’s investments reflects the following components for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Distributions from affordable housing fund investments	$15,058	$10,400	$27,003	$23,744
Unrealized change in fair value of investments (1)	(9,943)	(3,954)	(17,978)	(7,850)
Income from affordable housing fund investments	$5,115	$6,446	$9,025	$15,894
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
8. Investments in Unconsolidated Entities
The table below summarizes our investments in unconsolidated entities as of June 30, 2025 and December 31, 2024 (dollars in thousands):

	Participation / Ownership % (1)	Carrying value as of
		June 30, 2025	December 31, 2024
Equity method investments:
Equity interests in two natural gas power plants	10% - 12%	$54,191	$53,645
Equity interest in a retail center in Hawaii	25%	5,544	6,184
Investor entity which owns equity in an online real estate company	50%	5,248	5,178
Various (2)	(3)	—	17,927
		64,983	82,934
Other equity investments:
Equity interest in a servicing and advisory business	2%	7,462	7,462
Equity interest in a data center business in Ireland (4)	0.72%	7,672	7,672
Investment funds which own equity in a loan servicer and other real estate assets	4% - 6%	695	695
Various	3% - 15%	607	607
		16,436	16,436
		$81,419	$99,370
______________________________________________________________________________________________________________________
(1)None of these investments are publicly traded and therefore quoted market prices are not available.

(2)During the three and six months ended June 30, 2025, we sold an equity interest originally obtained in connection with a $47.0 million loan that was originated in 2013 and fully repaid in 2022. In connection with the sale, we received gross proceeds of $70.0 million and recognized a gain of $51.4 million within gain on sale of investments and other assets in our condensed consolidated statements of operations.
(3)Includes common equity interests ranging from 20% to 70%, received in connection with loan modifications involving preferred equity interests, that currently have no carrying value.
(4)This equity interest was acquired in connection with the origination of a loan in 2021. The loan was repaid during the three months ended March 31, 2024. In connection with the repayment, an observable price change occurred when a 50% voting interest in this entity was acquired by related parties, including an investment fund and certain other entities affiliated with our Manager. As a result of the acquisition and resulting observable price change, we recorded a $6.0 million increase in the carrying value of our investment during the six months ended June 30, 2024 to reflect its fair value implied by the acquisition.
There were no differences between the carrying value of our equity method investments and the underlying equity in the net assets of the investees as of June 30, 2025.
During the three and six months ended June 30, 2025, we did not become aware of (i) any observable price changes in our other equity investments accounted for under the fair value practicability election or (ii) any indicators of impairment.
9. Goodwill and Intangibles
Goodwill
Goodwill is tested for impairment annually in the fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
Infrastructure Lending Segment
The Infrastructure Lending Segment’s goodwill of $119.4 million at both June 30, 2025 and December 31, 2024 represents the excess of consideration transferred over the fair value of net assets acquired on September 19, 2018 and October 15, 2018. The goodwill recognized is attributable to value embedded in the acquired Infrastructure Lending Segment’s lending platform.
LNR Property LLC (“LNR”)
The Investing and Servicing Segment’s goodwill of $140.4 million at both June 30, 2025 and December 31, 2024 represents the excess of consideration transferred over the fair value of net assets of LNR acquired on April 19, 2013. The goodwill recognized is attributable to value embedded in LNR’s existing platform, which includes a network of commercial real estate asset managers, work-out specialists, underwriters and administrative support professionals as well as proprietary historical performance data on commercial real estate assets.
Intangible Assets
Servicing Rights Intangibles
In connection with the LNR acquisition, we identified domestic servicing rights that existed at the purchase date, based upon the expected future cash flows of the associated servicing contracts. As of June 30, 2025 and December 31, 2024, the balance of the domestic servicing intangible was net of $36.1 million and $35.7 million, respectively, which was eliminated in consolidation pursuant to ASC 810 against VIE assets in connection with our consolidation of securitization VIEs. Before VIE consolidation, as of June 30, 2025 and December 31, 2024, the domestic servicing intangible had a balance of $61.6 million and $58.1 million, respectively, which represents our economic interest in this asset.
Lease Intangibles
In connection with our acquisitions of commercial real estate, we recognized in-place lease intangible assets and favorable lease intangible assets associated with certain non-cancelable operating leases of the acquired properties.

The following table summarizes our intangible assets, which are comprised of servicing rights intangibles and lease intangibles, as of June 30, 2025 and December 31, 2024 (amounts in thousands):

	As of June 30, 2025			As of December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Domestic servicing rights, at fair value	$25,506	$—	$25,506	$22,390	$—	$22,390
In-place lease intangible assets	83,742	(67,348)	16,394	93,826	(70,569)	23,257
Favorable lease intangible assets	24,278	(11,746)	12,532	27,798	(12,741)	15,057
Total net intangible assets	$133,526	$(79,094)	$54,432	$144,014	$(83,310)	$60,704
The following table summarizes the activity within intangible assets for the six months ended June 30, 2025 (amounts in thousands):

	Domestic Servicing Rights	In-place Lease Intangible Assets	Favorable Lease Intangible Assets	Total
Balance as of January 1, 2025	$22,390	$23,257	$15,057	$60,704
Amortization	—	(1,978)	(757)	(2,735)
Sales	—	(4,885)	(1,768)	(6,653)
Changes in fair value due to changes in inputs and assumptions	3,116	—	—	3,116
Balance as of June 30, 2025	$25,506	$16,394	$12,532	$54,432
The following table sets forth the estimated aggregate amortization of our in-place lease intangible assets and favorable lease intangible assets for the next five years and thereafter (amounts in thousands):

2025 (remainder of)	$2,066
2026	3,204
2027	2,939
2028	2,936
2029	2,902
Thereafter	14,879
Total	$28,926

10. Secured Borrowings
Secured Financing Agreements
The following table is a summary of our secured financing agreements in place as of June 30, 2025 and December 31, 2024 (dollars in thousands):

											Outstanding Balance at
	Current Maturity		Extended Maturity (a)		Weighted Average Coupon		Pledged Asset Carrying Value		Maximum Facility Size		June 30, 2025		December 31, 2024
Repurchase Agreements:
Commercial Loans	Jul 2025 to May 2031	(b)	Jan 2028 to Dec 2033	(b)	Index + 2.05%	(c)	$11,212,937		$11,473,813	(d)	$7,046,856		$5,137,103
Residential Loans	Mar 2026 to Oct 2027		Mar 2026 to Apr 2028		SOFR + 1.65%		2,320,628		3,450,000		2,083,814		2,126,692
Infrastructure Loans	Sep 2027		Sep 2029		Index + 2.19%		518,831		650,000		416,917		264,432
Conduit Loans	Dec 2025 to Jun 2027		Dec 2026 to Jun 2028		SOFR + 2.10%		24,421		375,000		18,375		87,061
CMBS/RMBS	Sep 2025 to Apr 2032	(e)	Dec 2025 to Oct 2032	(e)	(f)		1,386,532		997,119		715,713	(g)	721,097
Total Repurchase Agreements							15,463,349		16,945,932		10,281,675		8,336,385
Other Secured Financing:
Borrowing Base Facility	Oct 2027		Oct 2029		SOFR + 2.00%		108,180		1,250,000	(h)	2,000		2,000
Commercial Financing Facilities	Jan 2026 to Apr 2030		Jan 2027 to Dec 2033		Index + 1.97%		653,731		983,993	(i)	453,686		330,081
Infrastructure Financing Facilities	Jul 2025 to Aug 2028		Oct 2027 to Jul 2032		SOFR + 2.02%		951,956		1,425,000		779,964		499,242
Property Mortgages - Variable rate	Jul 2025 to May 2026		N/A		SOFR + 2.53%		615,715		521,192		508,716		595,645
Property Mortgages - Fixed rate	Dec 2025 to Jun 2026		N/A		4.51%		23,988		20,102		20,102		20,209
Term Loans and Revolver	Nov 2027 to Jan 2030		N/A		SOFR + 2.25%		N/A	(j)	1,779,829		1,579,829		1,452,567
Total Other Secured Financing							2,353,570		5,980,116		3,344,297		2,899,744
							$17,816,919		$22,926,048		13,625,972		11,236,129
Unamortized net discount											(18,675)		(19,338)
Unamortized deferred financing costs											(66,908)		(65,234)
											$13,540,389		$11,151,557
______________________________________________________________________________________________________________________
(a)Subject to certain conditions as defined in the respective facility agreement.
(b)For certain facilities, borrowings collateralized by loans existing at maturity may remain outstanding until such loan collateral matures, subject to certain specified conditions.
(c)Certain facilities with an outstanding balance of $3.0 billion as of June 30, 2025 are indexed to EURIBOR, BBSY, SARON and SONIA. The remainder are indexed to SOFR.
(d)Certain facilities with an aggregate initial maximum facility size of $11.1 billion may be increased to $11.5 billion, subject to certain conditions. The $11.5 billion amount includes such upsizes.
(e)Certain facilities with an outstanding balance of $319.7 million as of June 30, 2025 carry a rolling 12-month term which may reset quarterly with the lender’s consent. These facilities carry no maximum facility size.
(f)A facility with an outstanding balance of $321.9 million as of June 30, 2025 has a weighted average fixed annual interest rate of 3.96%. All other facilities are variable rate with a weighted average rate of SOFR + 1.97%.
(g)Includes: (i) $321.9 million outstanding on a repurchase facility that is not subject to margin calls; and (ii) $26.9 million outstanding on one of our repurchase facilities that represents the 49% pro rata share owed by a non-controlling partner in a consolidated joint venture (see Note 15).
(h)The maximum facility size as of June 30, 2025 of $615.0 million may be increased to $1.3 billion, subject to certain conditions. The $1.3 billion amount includes such upsize.
(i)Certain facilities with an aggregate initial maximum facility size of $884.0 million may be increased to $984.0 million, subject to certain conditions. The $984.0 million amount includes such upsizes.
(j)These facilities are secured by the equity interests in certain of our subsidiaries which totaled $6.4 billion as of June 30, 2025.

In the normal course of business, the Company is in discussions with its lenders to extend, amend or replace any financing facilities which contain near term expirations.
During the six months ended June 30, 2025, we amended several commercial credit facilities resulting in an aggregate net upsize of $1.3 billion and extended the weighted average maturity on amended facilities by 1.7 years to 4.3 years.
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

Our secured financing agreements contain certain financial tests and covenants. As of June 30, 2025, we were in compliance with all such covenants.

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
For the three and six months ended June 30, 2025, approximately $8.9 million and $17.7 million, respectively, of amortization of deferred financing costs from secured financing agreements was included in interest expense on our condensed consolidated statements of operations. For the three and six months ended June 30, 2024, approximately $9.5 million and $19.1 million, respectively, of amortization of deferred financing costs from secured financing agreements was included in interest expense on our condensed consolidated statements of operations.

As of June 30, 2025, Morgan Stanley Bank, N.A., JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A. held collateral sold under certain of our repurchase agreements with carrying values that exceeded the respective repurchase obligations by $1.1 billion, $1.1 billion and $688.3 million, respectively. The weighted average extended maturity of those repurchase agreements is 4.8 years, 4.1 years and 8.1 years, respectively.

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

In August 2019, we refinanced a pool of our commercial loans held-for-investment through a CLO, STWD 2019-FL1. On the closing date, the CLO issued $1.1 billion of notes and preferred shares, of which $936.4 million of notes were purchased by third party investors. We retained $86.6 million of notes, along with preferred shares with a liquidation preference of $77.0 million. During the three months ended June 30, 2025, we redeemed at par the third party financing of the CLO for $220.1 million.

During the six months ended June 30, 2025, we repaid debt of STWD 2021-HTS, STWD 2022-FL3, STWD 2021-FL2 and STWD 2019-FL1 in the amount of $15.4 million, $54.3 million, $127.1 million and $220.2 million, respectively.

Infrastructure Lending Segment

In April 2025, we refinanced a pool of our infrastructure loans held-for-investment through a CLO, Starwood 2025-SIF5. On the closing date, the CLO issued $500.0 million of notes, of which $413.5 million of notes were purchased by third party investors and $86.5 million of subordinated notes were retained by us. The CLO contains a reinvestment feature that, subject to certain eligibility criteria, allows us to contribute new loans or participation interests in loans to the CLO for a period of three years. The CLO also contains a ramp-up feature that, for a certain period of time after closing date, allows us to utilize unused proceeds of the CLO to acquire additional collateral to complete the CLO portfolio. In connection therewith, we redeemed at par the third party financing for our STWD 2021-SIF2 CLO for $410.0 million and contributed certain loans previously held in that CLO to Starwood 2025-SIF5. See related discussion below.

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

In January 2022, we refinanced a pool of our infrastructure loans held-for-investment through a CLO, STWD 2021-SIF2. On the closing date, the CLO issued $500.0 million of notes and preferred shares, of which $410.0 million of notes were purchased by third party investors. We retained preferred shares with a liquidation preference of $90.0 million. The CLO contained a reinvestment feature that, subject to certain eligibility criteria, allowed us to contribute new loans or participation interests in loans to the CLO for a period of three years. During the three months ended June 30, 2025, we redeemed at par the third party financing of the CLO for $410.0 million and contributed certain loans previously held in the CLO to Starwood 2025-SIF5.

During the six months ended June 30, 2025, we utilized the reinvestment feature for Starwood 2024-SIF4, STWD 2024-SIF3 and STWD 2021-SIF2, contributing $201.8 million, $90.9 million and $24.1 million, respectively, of additional interests into the CLOs. During the six months ended June 30, 2025, the ramp-up feature was utilized for Starwood 2025-SIF5 and Starwood 2024-SIF4, acquiring $52.4 million and $19.0 million, respectively, of additional assets.

The following table is a summary of our CLOs and our SASB as of June 30, 2025 and December 31, 2024 (amounts in thousands):

June 30, 2025	Count	Face Amount	Carrying Value	Weighted Average Spread		Maturity
STWD 2022-FL3
Collateral assets	30	$869,343	$872,915	SOFR + 3.01%	(a)	January 2027	(b)
Financing	1	709,963	709,787	SOFR + 1.98%	(c)	November 2038	(d)
STWD 2021-HTS
Collateral assets	1	159,013	159,807	SOFR + 3.98%	(a)	April 2026	(b)
Financing	1	139,104	139,104	SOFR + 3.08%	(c)	April 2034	(d)
STWD 2021-FL2
Collateral assets	19	920,623	925,486	SOFR + 3.30%	(a)	February 2027	(b)
Financing	1	702,075	702,075	SOFR + 1.75%	(c)	April 2038	(d)
Starwood 2025-SIF5
Collateral assets	32	480,284	507,712	SOFR + 3.75%	(a)	March 2030	(b)
Financing	1	413,500	410,521	SOFR + 1.94%	(c)	April 2037	(d)
Starwood 2024-SIF4
Collateral assets	29	575,924	613,602	SOFR + 3.86%	(a)	April 2030	(b)
Financing	1	496,200	493,368	SOFR + 2.10%	(c)	October 2036	(d)
STWD 2024-SIF3
Collateral assets	29	380,837	409,212	SOFR + 3.91%	(a)	December 2029	(b)
Financing	1	330,000	327,920	SOFR + 2.41%	(c)	April 2036	(d)
Total
Collateral assets		$3,386,024	$3,488,734
Financing		$2,790,842	$2,782,775

December 31, 2024	Count	Face Amount	Carrying Value	Weighted Average Spread		Maturity
STWD 2022-FL3
Collateral assets	35	$921,139	$927,656	SOFR + 3.32%	(a)	October 2026	(b)
Financing	1	764,223	762,992	SOFR + 1.94%	(c)	November 2038	(d)
STWD 2021-HTS
Collateral assets	1	174,417	175,338	SOFR + 4.01%	(a)	April 2026	(b)
Financing	1	154,508	154,508	SOFR + 2.81%	(c)	April 2034	(d)
STWD 2021-FL2
Collateral assets	22	1,047,685	1,053,503	SOFR + 3.64%	(a)	August 2026	(b)
Financing	1	829,137	829,137	SOFR + 1.68%	(c)	April 2038	(d)
STWD 2019-FL1
Collateral assets	7	383,853	385,712	SOFR + 3.50%	(a)	August 2026	(b)
Financing	1	220,228	220,228	SOFR + 2.10%	(c)	July 2038	(d)
Starwood 2024-SIF4
Collateral assets	33	558,707	609,072	SOFR + 3.95%	(a)	June 2029	(b)
Financing	1	496,200	492,936	SOFR + 2.10%	(c)	October 2036	(d)
STWD 2024-SIF3
Collateral assets	31	394,070	410,263	SOFR + 4.01%	(a)	April 2029	(b)
Financing	1	330,000	327,553	SOFR + 2.41%	(c)	April 2036	(d)
STWD 2021-SIF2
Collateral assets	30	500,898	515,425	SOFR + 3.79%	(a)	May 2029	(b)
Financing	1	410,000	409,072	SOFR + 2.11%	(c)	January 2033	(d)
Total
Collateral assets		$3,980,769	$4,076,969
Financing		$3,204,296	$3,196,426
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

We incurred issuance costs in connection with the CLOs and SASB, which are amortized on an effective yield basis over the estimated life of the CLOs and SASB. For the three and six months ended June 30, 2025, approximately $1.1 million and $2.3 million, respectively, of amortization of deferred financing costs was included in interest expense on our condensed consolidated statements of operations. For the three and six months ended June 30, 2024, approximately $1.9 million and $3.9 million, respectively, of amortization of deferred financing costs was included in interest expense on our condensed consolidated statements of operations. As of June 30, 2025 and December 31, 2024, our unamortized issuance costs were $8.1 million and $7.9 million, respectively.
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

	Repurchase Agreements	Other Secured Financing	CLOs and SASB (a)	Total
2025 (remainder of)	$408,951	$45,791	$209,076	$663,818
2026	2,441,974	54,262	1,070,730	3,566,966
2027	2,323,201	1,248,451	493,309	4,064,961
2028	2,762,210	190,012	148,487	3,100,709
2029	1,522,502	532,406	189,532	2,244,440
Thereafter	822,837	1,273,375	679,708	2,775,920
Total	$10,281,675	$3,344,297	$2,790,842	$16,416,814
______________________________________________________________________________________________________________________
(a)For the CLOs, the above does not assume utilization of their reinvestment features. The SASB does not have a reinvestment feature.

11. Unsecured Senior Notes
The following table is a summary of our unsecured senior notes outstanding as of June 30, 2025 and December 31, 2024 (dollars in thousands):

	Coupon Rate	Swapped Rate (1)	Effective Rate (2)	Maturity Date	Remaining Period of Amortization	Carrying Value at
						June 30, 2025	December 31, 2024
2027 Convertible Notes	6.75%	N/A	7.38%	7/15/2027	2.0 years	380,750	380,750
2025 Senior Notes	4.75%	SOFR + 2.64%	5.04%	3/15/2025	N/A	—	250,000
2026 Senior Notes	3.63%	N/A	3.77%	7/15/2026	1.0 year	400,000	400,000
2027 Senior Notes	4.38%	SOFR + 2.95%	4.49%	1/15/2027	1.5 years	500,000	500,000
2029 Senior Notes	7.25%	SOFR + 3.25%	7.37%	4/1/2029	3.8 years	600,000	600,000
April 2030 Senior Notes	6.00%	SOFR + 2.70%	6.14%	4/15/2030	4.8 years	400,000	400,000
July 2030 Senior Notes	6.50%	SOFR + 2.55%	6.64%	7/1/2030	5.0 years	500,000	500,000
October 2030 Senior Notes	6.50%	SOFR + 2.61%	6.64%	10/15/2030	5.3 years	500,000	—
Total principal amount						3,280,750	3,030,750
Unamortized discount—Convertible Notes						(5,253)	(6,399)
Unamortized discount—Senior Notes						(12,239)	(10,501)
Unamortized deferred financing costs						(21,007)	(19,168)
Total carrying amount						$3,242,251	$2,994,682
______________________________________________________________________________________________________________________
(1)We entered into interest rate swaps on certain of our senior notes at closing to effectively convert them to floating rates.
(2)Effective rate reflects the coupon rate plus the effects of underwriter purchase discount.
Our unsecured senior notes contain certain financial tests and covenants. As of June 30, 2025, we were in compliance with all such covenants.
Senior Notes Due October 2030
On April 8, 2025, we issued $500.0 million of 6.50% Senior Notes due 2030 (the “October 2030 Senior Notes”). The October 2030 Senior Notes mature on October 15, 2030. Prior to April 15, 2030, we may redeem some or all of the October 2030 Notes at a price equal to 100% of the principal amount thereof, plus the applicable “make-whole” premium as of the applicable date of redemption. On and after April 15, 2030, we may redeem some or all of the October 2030 Notes at a price equal to 100% of the principal amount thereof. In addition, prior to April 15, 2028, we may redeem up to 40% of the October 2030 Notes at the applicable redemption price using the proceeds of certain equity offerings.
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
We recognized interest expense from our Convertible Notes of $7.1 million and $14.1 million, respectively, during the three and six months ended June 30, 2025. We recognized interest expense from our Convertible Notes of $7.0 million and $14.0 million, respectively, during the three and six months ended June 30, 2024.

The following table details the conversion attributes of our Convertible Notes outstanding as of June 30, 2025 (amounts in thousands, except rates):

	June 30, 2025
	Conversion	Conversion
	Rate (1)	Price (2)
2027 Convertible Notes	48.1783	$20.76

(1)    The conversion rate represents the number of shares of common stock issuable per $1,000 principal amount of 2027
Convertible Notes converted, as adjusted in accordance with the indenture governing the 2027 Convertible Notes
(including the applicable supplemental indenture).

(2)    As of June 30, 2025, the market price of the Company’s common stock was $20.07.

The if-converted value of the 2027 Convertible Notes was less than their principal amount by $12.6 million at June 30, 2025 as the closing market price of the Company’s common stock of $20.07 was less than the implicit conversion price of $20.76 per share. The if-converted value of the principal amount of the 2027 Convertible Notes was $368.2 million as of June 30, 2025. As of June 30, 2025, the net carrying amount and fair value of the 2027 Convertible Notes was $375.1 million and $396.3 million, respectively.

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

The following summarizes the face amount and proceeds of commercial loans securitized for the three and six months ended June 30, 2025 and 2024 (amounts in thousands):

	Commercial Loans
	Face Amount	Proceeds
For the Three Months Ended June 30,
2025	$434,958	$445,845
2024	137,770	139,812
For the Six Months Ended June 30,
2025	$702,974	$724,576
2024	349,470	358,409
There were no residential loans securitized during the three and six months ended June 30, 2025 and 2024.
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

During the three months ended June 30, 2025, we sold a $231.7 million senior interest in a first mortgage loan that was originated in the quarter for proceeds of $229.9 million within the Commercial and Residential Lending Segment. During the three and six months ended June 30, 2024, there were no sales of commercial or residential loans within the Commercial and Residential Lending Segment.

Investing and Servicing Loan Sales

During the three months ended June 30, 2025, there were no loans sold outside of securitizations by the Investing and Servicing Segment. During the six months ended June 30, 2025, the Investing and Servicing Segment sold loans outside of securitizations with a face amount of $18.0 million for proceeds of $18.6 million. The sale of these loans does not result in a discrete gain or loss since they are carried under the fair value option. There were no such sales of loans by the Investing and Servicing Segment during the three and six months ended June 30, 2024.
Infrastructure Loan Sales
During the three and six months ended June 30, 2025, there were no sales of loans by the Infrastructure Lending Segment. During the three and six months ended June 30, 2024, the Infrastructure Lending Segment sold a loan with a face amount of $49.5 million for proceeds of $47.1 million. The loan had been reclassified as held-for-sale during the three months ended March 31, 2024, at which time a $1.5 million fair value adjustment was provided within credit loss provision based on the contractual sale price.

13. Derivatives and Hedging Activity
Risk Management Objective of Using Derivatives
We are exposed to certain risks arising from both our business operations and economic conditions. Refer to Note 14 to the consolidated financial statements included in our Form 10-K for further discussion of our risk management objectives and policies.
Designated Hedges
The Company does not generally elect to apply the hedge accounting designation to its hedging instruments. As of June 30, 2025 and December 31, 2024, the Company did not have any designated hedges.
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
•Credit instruments which hedge a portion of our exposure to the credit risk of our commercial loans held-for-sale; and
The following table summarizes our non-designated derivatives as of June 30, 2025 (notional amounts in thousands):

Type of Derivative	Number of Contracts	Aggregate Notional Amount	Notional Currency	Maturity
Fx contracts – Buy Euros (“EUR”)	24	462,453	EUR	July 2025 - September 2027
Fx contracts – Buy Pounds Sterling (“GBP”)	11	99,442	GBP	July 2025 - January 2027
Fx contracts – Buy Australian dollar (“AUD”)	2	742,152	AUD	January 2026 - October 2026
Fx contracts – Sell EUR	140	811,789	EUR	July 2025 - July 2028
Fx contracts – Sell GBP	174	631,846	GBP	July 2025 - November 2027
Fx contracts – Sell AUD	90	1,383,753	AUD	July 2025 - October 2029
Fx contracts – Sell Swiss Franc (“CHF”)	21	18,125	CHF	August 2025 - November 2025
Fx contracts – Sell Swedish Kronas (“SEK”)	14	174,829	SEK	August 2025 - November 2028
Interest rate swaps – Paying fixed rates	33	2,550,404	USD	August 2025 - October 2033
Interest rate swaps – Receiving fixed rates	6	2,538,380	USD	January 2027 - October 2030
Interest rate futures	13	136,500	USD	August 2025
Interest rate caps	2	490,000	USD	May 2026
Credit instruments	3	110,000	USD	January 2030 - July 2034
Total	533

The above table excludes certain interest rate derivatives which serve as an economic hedge related to our residential loan portfolio. In 2024, we entered into a series of derivative transactions related to this loan portfolio in an effort to extend hedge duration. The current high interest rate environment has caused these loans to experience lower prepayment speeds than was originally anticipated at the time of their origination. In order to minimize volatility in future earnings and cash flows while minimizing the current cash outflow, we: (i) entered into a series of reverse swap trades to offset approximately 100% of the dollar duration of our existing interest rate swaps through the end of 2024 and approximately 80% between 2025 through their termination in the second quarter of 2027; and (ii) entered into a forward starting swap from June 2027 for four years which pays fixed and receives floating in order to replace the swaps reversed. Given the volume of these hedges and their sequential nature, the notional value of these new swaps is not representative of the notional value of our portfolio, and they were thus excluded from the table above. The notional value of the swaps described in (i) above that were effective and included as of June 30, 2025 totaled $2.2 billion. The notional value of the swaps described in (i) above that were not yet effective and not included as of June 30, 2025 totaled $8.7 billion. Because the reverse swaps and the forward starting swap are not specifically designated to assets or liabilities, changes in their respective fair values are recorded currently in earnings. The above table also excludes $2.5 billion notional amount of certain other interest rate swaps we entered into prior to June 30, 2025, but that were not yet effective.

The table below presents the fair value of our derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024 (amounts in thousands):

	Fair Value of Derivatives in an Asset Position (1) as of		Fair Value of Derivatives in a Liability Position (2) as of
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Foreign exchange contracts	$60,709	$137,577	$125,447	$67,452
Interest rate contracts	11,245	37,758	14,602	27,292
Credit instruments	—	185	2,292	146
Total derivatives	$71,954	$175,520	$142,341	$94,890
___________________________________________________
(1)Classified as derivative assets in our condensed consolidated balance sheets.
(2)Classified as derivative liabilities in our condensed consolidated balance sheets.
The table below presents the effect of our derivative financial instruments on the condensed consolidated statements of operations for the three and six months ended June 30, 2025 and 2024 (amounts in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income for the Three Months Ended June 30,		Amount of Gain (Loss) Recognized in Income for the Six Months Ended June 30,
		2025	2024	2025	2024
Foreign exchange contracts	(Loss) gain on derivative financial instruments, net	$(95,317)	$(767)	$(127,616)	$47,355
Interest rate contracts	(Loss) gain on derivative financial instruments, net	(5,385)	1,656	(12,672)	55,955
Credit instruments	(Loss) gain on derivative financial instruments, net	(594)	97	(697)	(385)
		$(101,296)	$986	$(140,985)	$102,925
14. Offsetting Assets and Liabilities
The following tables present the potential effects of netting arrangements on our financial position for financial assets and liabilities within the scope of ASC 210-20, Balance Sheet—Offsetting, which for us are derivative assets and liabilities as well as repurchase agreement liabilities (amounts in thousands):

		(ii) Gross Amounts Offset in the Statement of Financial Position	(iii) = (i) - (ii) Net Amounts Presented in the Statement of Financial Position	(iv) Gross Amounts Not Offset in the Statement of Financial Position
	(i) Gross Amounts Recognized			Financial Instruments	Cash Collateral Received / Pledged	(v) = (iii) - (iv) Net Amount
As of June 30, 2025
Derivative assets	$71,954	$—	$71,954	$55,508	$—	$16,446
Derivative liabilities	$142,341	$—	$142,341	$55,508	$86,833	$—
Repurchase agreements	10,281,675	—	10,281,675	10,281,675	—	—
	$10,424,016	$—	$10,424,016	$10,337,183	$86,833	$—
As of December 31, 2024
Derivative assets	$175,520	$—	$175,520	$94,440	$20,760	$60,320
Derivative liabilities	$94,890	$—	$94,890	$94,440	$450	$—
Repurchase agreements	8,336,385	—	8,336,385	8,336,385	—	—
	$8,431,275	$—	$8,431,275	$8,430,825	$450	$—

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
As discussed in Note 10, we have refinanced various pools of our commercial and infrastructure loans held-for-investment through multiple CLOs and an SASB, which are considered to be VIEs. We are the primary beneficiary of, and therefore consolidate, the CLOs and SASB in our financial statements as we have both (i) the power to direct the activities in our role as collateral manager, collateral advisor, or controlling class representative that most significantly impact the CLOs’ and SASB’s economic performance, and (ii) the obligation to absorb losses and the right to receive benefits from the CLOs and SASB that could be potentially significant through the subordinate interests we own.
The following table details the assets and liabilities of our consolidated CLOs and SASB as of June 30, 2025 and December 31, 2024 (amounts in thousands):

	June 30, 2025	December 31, 2024
Assets:
Cash and cash equivalents	$86,251	$76,320
Loans held-for-investment	3,385,135	3,975,964
Investment securities	—	216
Accrued interest receivable	16,101	20,755
Other assets	1,247	3,714
Total Assets	$3,488,734	$4,076,969
Liabilities
Accounts payable, accrued expenses and other liabilities	$20,750	$23,540
Collateralized loan obligations and single asset securitization, net	2,782,775	3,196,426
Total Liabilities	$2,803,525	$3,219,966
Assets held by the CLOs and SASB are restricted and can be used only to settle obligations of the CLOs and SASB, including the subordinate interests owned by us. The liabilities of the CLOs and SASB are non-recourse to us and can only be satisfied from the assets of the CLOs and SASB.
We also hold controlling interests in other non-securitization entities that are considered VIEs. The Woodstar Fund, Woodstar Feeder Fund, L.P. and one of the Woodstar Fund’s indirect investees, SPT Dolphin Intermediate LLC (“SPT Dolphin”), the entity which holds the Woodstar II Portfolio, are each VIEs because the third party interest holders do not carry kick-out rights or substantive participating rights. We were deemed to be the primary beneficiary of those VIEs because we possess both the power to direct the activities of the VIEs that most significantly impact their economic performance and a significant economic interest in each entity. The Woodstar Fund had total assets of $2.1 billion, including its indirect investment in SPT Dolphin, and no significant liabilities as of June 30, 2025. As of June 30, 2025, Woodstar Feeder Fund, L.P. and its consolidated subsidiary which is also considered a VIE, Woodstar Feeder REIT, LLC, had a $0.6 billion investment in the Woodstar Fund, had no significant liabilities and had temporary equity of $0.4 billion consisting of the contingently redeemable non-controlling interests of the third party investors (see Note 17).
We also hold a 51% controlling interest in a joint venture (the “CMBS JV”) within our Investing and Servicing Segment, which is considered a VIE because the third party interest holder does not carry kick-out rights or substantive participating rights. We are deemed the primary beneficiary of the CMBS JV. This VIE had total assets of $217.6 million and liabilities of $55.7 million as of June 30, 2025. Refer to Note 17 for further discussion.
In addition to the above non-securitization entities, we have smaller VIEs with total assets of $69.8 million and no significant liabilities as of June 30, 2025.
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
As noted above, we are not obligated to provide, nor have we provided, any financial support for any of our securitization VIEs, whether or not we are deemed to be the primary beneficiary. As such, the risk associated with our involvement in these VIEs is limited to the carrying value of our investment in the entity. As of June 30, 2025, our maximum risk of loss related to securitization VIEs in which we were not the primary beneficiary was $27.3 million on a fair value basis.
As of June 30, 2025, the securitization VIEs which we do not consolidate had debt obligations to beneficial interest holders with unpaid principal balances, excluding the notional value of interest-only securities, of $4.5 billion. The corresponding assets are comprised primarily of commercial mortgage loans with unpaid principal balances corresponding to the amounts of the outstanding debt obligations.
We also hold passive non-controlling interests in certain unconsolidated entities that are considered VIEs. We are not the primary beneficiaries of these VIEs as we do not possess the power to direct the activities of the VIEs that most significantly impact their economic performance and therefore report our interests, which totaled $6.2 million as of June 30, 2025, within investments in unconsolidated entities on our condensed consolidated balance sheet. Our maximum risk of loss is limited to our carrying value of the investments.
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
Base Management Fee. For the three months ended June 30, 2025 and 2024, approximately $23.4 million and $22.0 million, respectively, was incurred for base management fees. For the six months ended June 30, 2025 and 2024, approximately $46.8 million and $43.9 million, respectively, was incurred for base management fees. As of June 30, 2025 and December 31, 2024, there were $23.4 million and $23.5 million, respectively, of unpaid base management fees included in related-party payable in our condensed consolidated balance sheets.

Incentive Fee. For the three months ended June 30, 2025 and 2024, approximately $0.2 million and $3.5 million, respectively, was incurred for incentive fees. For the six months ended June 30, 2025 and 2024, approximately $10.2 million and $22.6 million, respectively, was incurred for incentive fees. As of June 30, 2025 and December 31, 2024, there were $0.2 million and $12.7 million, respectively, of unpaid incentive fees included in related-party payable in our condensed consolidated balance sheets.
Expense Reimbursement. For the three months ended June 30, 2025 and 2024, approximately $1.9 million and $1.6 million, respectively, was incurred for executive compensation and other reimbursable expenses and recognized within general and administrative expenses in our condensed consolidated statements of operations. For the six months ended June 30, 2025 and 2024, approximately $3.1 million and $2.1 million, respectively, was incurred for executive compensation and other reimbursable expenses. As of June 30, 2025 and December 31, 2024, there were $2.3 million and $2.7 million, respectively, of unpaid reimbursable executive compensation and other expenses included in related-party payable in our condensed consolidated balance sheets.
Equity Awards. In certain instances, we issue RSAs to certain employees of affiliates of our Manager who perform services for us. These RSAs generally vest over a three-year period. There were no RSAs granted during the three months ended June 30, 2025 and 2024. During the six months ended June 30, 2025 and 2024, we granted 416,780 and 924,092 RSAs, respectively, at grant date fair values of $8.4 million and $18.8 million, respectively. Expenses related to the vesting of awards to employees of affiliates of our Manager were $2.6 million and $2.3 million during the three months ended June 30, 2025 and 2024, respectively, and $4.9 million and $3.7 million during the six months ended June 30, 2025 and 2024, respectively, which are reflected in general and administrative expenses in our condensed consolidated statements of operations. Compensation expense related to the ESPP (refer to Note 17) for employees of affiliates of our Manager was not material during the three and six months ended June 30, 2025 and 2024, and is reflected in general and administrative expenses in our condensed consolidated statements of operations.
Manager Equity Plan
In April 2022, the Company’s shareholders approved the Starwood Property Trust, Inc. 2022 Manager Equity Plan (the “2022 Manager Equity Plan”) which replaces the Starwood Property Trust, Inc. 2017 Manager Equity Plan (the “2017 Manager Equity Plan”). In March 2025, we granted 1,350,000 RSUs to our Manager under the 2022 Manager Equity Plan. In March 2024, we granted 1,300,000 RSUs to our Manager under the 2022 Manager Equity Plan. In November 2022, we granted 1,500,000 RSUs to our Manager under the 2022 Manager Equity Plan. In connection with these grants and prior similar grants, we recognized share-based compensation expense of $7.1 million and $4.8 million within management fees in our condensed consolidated statements of operations for the three months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025 and 2024, we recognized share-based compensation expense of $14.2 million and $9.6 million, respectively, related to these awards. Refer to Note 17 for further discussion.
Investments in Loans and Securities
The following five related-party loan transactions were each approved by our board of directors, with those affiliated with the respective transaction recusing themselves.
In June 2025, we co-originated 49% of a $587.1 million first mortgage loan for the construction of a fully leased data center in Herndon, Virginia. Of our $287.7 million share of the total loan commitment, $37.3 million has been funded and is outstanding as of June 30, 2025. The loan has an initial term of four-years with two one-year extension options (subject to certain conditions) and initially bears interest at SOFR plus 3.00%. This pricing was negotiated in a competitive bid process with a third party who is retaining the remaining 51% interest in the loan. The borrower is an affiliate of our Manager. Because of the affiliated interest, we lack certain consent rights under the co-lender agreement.

In May 2025, we co-originated one-third of a $638.5 million first mortgage loan for the construction of a fully leased data center in Ashburn, Virginia. Of our $212.8 million share of the total loan commitment, $95.2 million has been funded and is outstanding as of June 30, 2025. The loan has a five-year term and initially bears interest at SOFR (floor of 2.00%) plus 2.50%. This pricing was negotiated in a competitive bid process with other third parties who are retaining the remaining two-thirds interest in the loan. An affiliate of our Manager is general partner of, and holds a 92.5% limited partnership interest in, the borrower. Because of the affiliated interest, we lack certain consent rights under the co-lender agreement.

In January 2025, we co-originated 49% of a $388.4 million first mortgage loan for the construction of a luxury 81 unit condominium project in Miami Beach, Florida. Of our $190.3 million share of the total loan commitment, $63.0 million has been funded and is outstanding as of June 30, 2025. The loan has an initial term of four years with a one-year extension option (subject to certain conditions) and bears interest at SOFR (floor of 3.00%) plus 4.25%. This pricing was negotiated in a competitive bid process with a third party who is retaining the remaining 51% interest in the loan. An affiliate of our Manager is general partner of, and holds a 90% limited partnership interest in, the borrower. Because of the affiliated interest, we lack certain consent rights under the co-lender agreement.
In December 2024, we modified a loan that was originated in March 2022 for the development and recapitalization of a portfolio of luxury rental cabins, where our CEO and another non-independent member of our board of directors own minority equity interests in the borrower. In connection with a new $25.0 million investment in the borrower by a major hotel brand, we granted: (i) a 24-month term extension with a one-year extension option subject to certain conditions and with an extension fee due at maturity, (ii) a 2.25% reduction in the interest rate to SOFR + 4.25%, and (iii) deferral of half of the remaining interest payments until maturity in December 2026. Previous modifications to the loan were as follows: (i) in July 2023, we agreed to a 10-month 300 bps partial interest payment deferral, which in January 2024 was extended to December 2024; and (ii) in June 2024, we deferred all remaining interest payments due under the loan and formally extended its initial maturity until December 2024. The loan had an original commitment of $200.0 million, of which $147.8 million was outstanding as of June 30, 2025. The deferred interest balance was $15.7 million as of June 30, 2025.
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
In July 2024, we purchased all the controlling class certificates in the newly-formed Freddie Mac multifamily mortgage trust, FREMF 2024-KF163 (the “Trust”), for their aggregate principal amount of $77.1 million. The certificates have a pass-through interest rate of one-month SOFR + 6.00% and an expected final distribution date in May 2034. The Trust holds 26 SOFR based floating rate multifamily mortgage loans with a total principal balance of approximately $1.0 billion, of which affiliates of our Manager are borrowers under 11 of those loans totaling approximately $495.0 million at the Trust’s inception and as of June 30, 2025. As directing certificate holder, we are considered the primary beneficiary of, and therefore consolidate the Trust as a securitization VIE. However, while we are able to appoint and remove the special servicer of the unaffiliated loans in the VIE, we cannot name ourselves or an affiliate as special servicer, and we cannot remove or direct the third party special servicer with respect to the affiliate loans.
In December 2012, the Company acquired 9,140,000 ordinary shares in SEREF, a debt fund that is externally managed by an affiliate of our Manager and is listed on the London Stock Exchange, for approximately $14.7 million, which equated to approximately 4% ownership of SEREF. As of December 31, 2024, we held 4,480,649 shares of SEREF that had not yet been redeemed. During the six months ended June 30, 2025, 1,060,265 shares were redeemed by SEREF, for proceeds of $1.4 million, leaving 3,420,384 shares held as of June 30, 2025. As of June 30, 2025, our shares represent an approximate 2.3% interest in SEREF. Refer to Note 5 for additional details.
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

During the three and six months ended June 30, 2025, we made payments to the landlord under the terms of the lease of $1.7 million and $3.3 million, respectively, for rent, parking and our pro rata share of building operating expenses. During the three and six months ended June 30, 2024, we made payments to the landlord under the terms of the lease of $1.6 million and $3.3 million, respectively. During the three and six months ended June 30, 2025, we recognized $1.8 million and $3.6 million, respectively, of expenses with respect to this lease within general and administrative expenses in our condensed consolidated statements of operations. During the three and six months ended June 30, 2024, we recognized $1.8 million and $3.5 million, respectively, of expenses with respect to this lease.
Other Related-Party Arrangements
In March 2025, an affiliate of our Manager acquired Worldwide Mission Critical (“Worldwide”), an entity which provides asset management services for loans secured by data center projects, including construction loans. Prior to Worldwide’s acquisition by our Manager, we entered into a $0.3 million contract with Worldwide to provide services on a $550.0 million construction loan that was originated by us during the three months ended March 31, 2025. During the three and six months ended June 30, 2025, we incurred less than $0.1 million of costs related to this contract.

In 2024, we performed certain services on behalf of two investment funds managed by affiliates of Starwood Capital Group. We billed Starwood Capital Group $7.7 million for estimated costs incurred in connection with these services, which is reflected within other assets in our consolidated balance sheet as of December 31, 2024 and June 30, 2025.

Highmark Residential (“Highmark”), an affiliate of our Manager, provides property management services for properties within our Woodstar I and Woodstar II Portfolios. Fees paid to Highmark are calculated as a percentage of gross receipts and are at market terms. During the three months ended June 30, 2025 and 2024, property management fees to Highmark of $1.7 million and $1.6 million, respectively, were recognized within our Woodstar Portfolios. During the six months ended June 30, 2025 and 2024, property management fees to Highmark were $3.4 million and $3.2 million, respectively.

Refer to Note 17 to the consolidated financial statements included in our Form 10-K for further discussion of related-party agreements.
17. Stockholders’ Equity and Non-Controlling Interests
During the six months ended June 30, 2025, our board of directors (the “Board”) declared the following dividends:

Declaration Date	Record Date	Payment Date	Amount	Frequency
6/11/25	6/30/25	7/15/25	$0.48	Quarterly
3/13/25	3/31/25	4/15/25	0.48	Quarterly
ATM Agreement
In May 2025, we entered into a Starwood Property Trust, Inc. Common Stock Sales Agreement (the “ATM Agreement”) with a syndicate of financial institutions to sell shares of the Company’s common stock of up to $500.0 million from time to time, through an “at the market” equity offering program. Sales of shares under the ATM Agreement are made by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale or at negotiated prices. The ATM Agreement replaces a similar agreement previously entered into in May 2022 with a syndicate of financial institutions. During the three and six months ended June 30, 2025, we issued 1,561,634 shares of common stock under the ATM Agreement for gross proceeds of $31.6 million at an average share price of $20.22 and paid related commission costs of $0.5 million. There were no shares issued under the previous ATM agreement during the three and six months ended June 30, 2024.
Dividend Reinvestment and Direct Stock Purchase Plan
During the three and six months ended June 30, 2025 and 2024, shares issued under the Starwood Property Trust, Inc. Dividend Reinvestment and Direct Stock Purchase Plan (the “DRIP Plan”) were not material.
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
During the three and six months ended June 30, 2025, 17,087 and 82,025 shares, respectively, of common stock were purchased by participants at a weighted average discounted purchase price of $16.94 per share. During the three and six months ended June 30, 2024, 17,061 and 83,376 shares, respectively, of common stock were purchased by participants at weighted average discounted purchase prices of $16.36 and $16.94 per share, respectively. During the three and six months ended June 30, 2025, the Company recognized $0.1 million and $0.3 million, respectively, of compensation expense related to its ESPP based on the estimated fair value of the discounted purchase options granted to the participants as of the beginning of the quarterly offering periods determined using the Black-Scholes option pricing model. During the three and six months ended June 30, 2024, the Company recognized $0.1 million and $0.3 million, respectively, of compensation expense related to its ESPP.
As of June 30, 2025, there were 1.6 million shares of common stock available for future issuance through the ESPP.

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
The table below summarizes our share awards granted or vested under the 2022 Manager Equity Plan during the six months ended June 30, 2025 and 2024 (dollar amounts in thousands):

Grant Date	Type	Amount Granted	Grant Date Fair Value	Vesting Period
March 2025	RSU	1,350,000	$27,081	3 years
March 2024	RSU	1,300,000	$26,104	3 years
November 2022	RSU	1,500,000	$31,605	3 years
Schedule of Non-Vested Shares and Share Equivalents (1)

	Equity Plan	Manager Equity Plan	Total	Weighted Average Grant Date Fair Value (per share)
Balance as of January 1, 2025	2,645,260	1,241,668	3,886,928	$20.46
Granted	1,220,052	1,350,000	2,570,052	20.06
Vested	(793,705)	(691,666)	(1,485,371)	20.95
Forfeited	—	—	—	—
Balance as of June 30, 2025	3,071,607	1,900,002	4,971,609	20.11
(1)    Equity-based award activity for awards granted under the 2017 and 2022 Equity Plans is reflected within the Equity Plan column, and for awards granted under the 2017 and 2022 Manager Equity Plans, within the Manager Equity Plan column.
As of June 30, 2025, there were 10.9 million shares of common stock available for future grants under the 2022 Manager Equity Plan and the 2022 Equity Plan.

Non-Controlling Interests in Consolidated Subsidiaries
As discussed in Note 2, on November 5, 2021 we sold a 20.6% non-controlling interest in the Woodstar Fund to third party investors for net cash proceeds of $214.2 million. Under the Woodstar Fund operating agreement, such interests are contingently redeemable by us, at the option of the interest holder, for cash at liquidation fair value if any assets remain upon termination of the Woodstar Fund. The Woodstar Fund operating agreement specifies an eight-year term with two one-year extension options, the first at our option and the second subject to consent of an advisory committee representing the non-controlling interest holders. Accordingly, these contingently redeemable non-controlling interests have been classified as “Temporary Equity” in our condensed consolidated balance sheets and represent the fair value of the Woodstar Fund’s net assets allocable to those interests. During the three and six months ended June 30, 2025, net income attributable to these non-controlling interests was $0.7 million and $1.1 million, respectively. During the three and six months ended June 30, 2024, net income attributable to these non-controlling interests was $1.0 million and $2.5 million, respectively.
In connection with our Woodstar II Portfolio acquisitions, we issued 10.2 million Class A Units in our subsidiary, SPT Dolphin, and rights to receive an additional 1.9 million Class A Units if certain contingent events occur. As of June 30, 2025, all of the 1.9 million contingent Class A Units were issued. The Class A Units are redeemable for consideration equal to the current share price of the Company’s common stock on a one-for-one basis, with the consideration paid in either cash or the Company’s common stock, at the determination of the Company. During the three and six months ended June 30, 2025, redemptions of 0.1 million of the Class A Units were received and settled in common stock, leaving 9.6 million Class A Units outstanding as of June 30, 2025. The outstanding Class A Units are reflected as non-controlling interests in consolidated subsidiaries on our condensed consolidated balance sheets, the balance of which was $205.7 million and $207.1 million as of June 30, 2025 and December 31, 2024, respectively.
To the extent SPT Dolphin has sufficient cash available, the Class A Units earn a preferred return indexed to the dividend rate of the Company’s common stock. Any distributions made pursuant to this waterfall are recognized within net income attributable to non-controlling interests in our condensed consolidated statements of operations. During the three and six months ended June 30, 2025, we recognized net income attributable to non-controlling interests of $4.6 million and $9.3 million, respectively, associated with these Class A Units. During the three and six months ended June 30, 2024, we recognized net income attributable to non-controlling interests of $4.7 million and $9.3 million, respectively.
As discussed in Note 15, we hold a 51% controlling interest in the CMBS JV within our Investing and Servicing Segment. Because the CMBS JV is deemed a VIE for which we are the primary beneficiary, the 49% interest of our joint venture partner is reflected as a non-controlling interest in consolidated subsidiaries on our condensed consolidated balance sheets, and any net income attributable to this 49% joint venture interest is reflected within net income attributable to non-controlling interests in our condensed consolidated statements of operations. The non-controlling interests in the CMBS JV were $87.3 million and $94.5 million as of June 30, 2025 and December 31, 2024, respectively. During the three and six months ended June 30, 2025, net loss attributable to these non-controlling interests was $1.6 million and $2.3 million, respectively. During the three and six months ended June 30, 2024, net loss attributable to these non-controlling interests was $6.7 million and $7.6 million, respectively.

18. Earnings per Share
The following table provides a reconciliation of net income and the number of shares of common stock used in the computation of basic EPS and diluted EPS (amounts in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Basic Earnings
Income attributable to STWD common stockholders	$129,814	$77,890	$242,069	$232,222
Less: Income attributable to participating shares not already deducted as non-controlling interests	(2,099)	(1,860)	(4,364)	(3,837)
Basic earnings	$127,715	$76,030	$237,705	$228,385

Diluted Earnings
Income attributable to STWD common stockholders	$129,814	$77,890	$242,069	$232,222
Less: Income attributable to participating shares not already deducted as non-controlling interests	(2,099)	(1,860)	(4,364)	(3,837)
Diluted earnings	$127,715	$76,030	$237,705	$228,385

Number of Shares:
Basic — Average shares outstanding	336,945	313,493	336,007	312,660
Effect of dilutive securities — Contingently issuable shares	5	91	5	91
Effect of dilutive securities — Unvested non-participating shares	195	30	196	248
Diluted — Average shares outstanding	337,145	313,614	336,208	312,999

Earnings Per Share Attributable to STWD Common Stockholders:
Basic	$0.38	$0.24	$0.71	$0.73
Diluted	$0.38	$0.24	$0.71	$0.73
As of June 30, 2025 and 2024, participating shares of 14.0 million and 13.6 million, respectively, were excluded from the computation of diluted shares as their effect was already considered under the more dilutive two-class method used above. Such participating shares at June 30, 2025 and 2024 included 9.6 million and 9.7 million potential shares, respectively, of our common stock issuable upon redemption of the Class A Units in SPT Dolphin, as discussed in Note 17. Our Convertible Notes were not dilutive for the three and six months ended June 30, 2025 and 2024.

19. Accumulated Other Comprehensive Income
The changes in AOCI by component are as follows (amounts in thousands):

Cumulative Unrealized Gain (Loss) on Available-for- Sale Securities
Three Months Ended June 30, 2025
Balance at April 1, 2025	$12,727
OCI before reclassifications	58
Amounts reclassified from AOCI	—
Net period OCI	58
Balance at June 30, 2025	$12,785
Three Months Ended June 30, 2024
Balance at April 1, 2024	$14,061
OCI before reclassifications	(141)
Amounts reclassified from AOCI	—
Net period OCI	(141)
Balance at June 30, 2024	$13,920
Six Months Ended June 30, 2025
Balance at January 1, 2025	$13,594
OCI before reclassifications	(809)
Amounts reclassified from AOCI	—
Net period OCI	(809)
Balance at June 30, 2025	$12,785
Six Months Ended June 30, 2024
Balance at January 1, 2024	$15,352
OCI before reclassifications	(1,432)
Amounts reclassified from AOCI	—
Net period OCI	(1,432)
Balance at June 30, 2024	$13,920

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

Internal valuations at interim quarter ends, including June 30, 2025, are prepared by management. The valuation of properties is based on a direct income capitalization approach, whereby a direct capitalization market rate is applied to annualized in-place net operating income at the portfolio level. The direct capitalization rate is initially calibrated to the implied rate from the latest appraisal and adjusted for subsequent changes in current market capitalization rates for sales of comparable multifamily properties. The valuations of secured financing agreements, working capital and interest rate derivatives are consistent with the methodologies described in the paragraph above.

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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level II of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level III inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of June 30, 2025 and December 31, 2024, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level II of the fair value hierarchy.
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
Fair Value Disclosures
The following tables present our financial assets and liabilities carried at fair value on a recurring basis in the consolidated balance sheets by their level in the fair value hierarchy as of June 30, 2025 and December 31, 2024 (amounts in thousands):

	June 30, 2025
	Total	Level I	Level II	Level III
Financial Assets:
Loans under fair value option	$2,494,838	$—	$—	$2,494,838
RMBS	91,363	—	—	91,363
CMBS	27,338	—	—	27,338
Equity security	4,110	4,110	—	—
Woodstar Fund investments	2,055,555	—	—	2,055,555
Domestic servicing rights	25,506	—	—	25,506
Derivative assets	71,954	—	71,954	—
VIE assets	36,522,250	—	—	36,522,250
Total	$41,292,914	$4,110	$71,954	$41,216,850
Financial Liabilities:
Derivative liabilities	$142,341	$—	$142,341	$—
VIE liabilities	34,902,530	—	31,045,152	3,857,378
Total	$35,044,871	$—	$31,187,493	$3,857,378

	December 31, 2024
	Total	Level I	Level II	Level III
Financial Assets:
Loans under fair value option	$2,516,008	$—	$—	$2,516,008
RMBS	93,806	—	—	93,806
CMBS	27,345	—	—	27,345
Equity security	5,146	5,146	—	—
Woodstar Fund investments	2,073,533	—	—	2,073,533
Domestic servicing rights	22,390	—	—	22,390
Derivative assets	175,520	—	175,520	—
VIE assets	38,937,576	—	—	38,937,576
Total	$43,851,324	$5,146	$175,520	$43,670,658
Financial Liabilities:
Derivative liabilities	$94,890	$—	$94,890	$—
VIE liabilities	37,288,545	—	31,774,393	5,514,152
Total	$37,383,435	$—	$31,869,283	$5,514,152

The changes in financial assets and liabilities classified as Level III are as follows for the three and six months ended June 30, 2025 and 2024 (amounts in thousands):

Three Months Ended June 30, 2025	Loans at Fair Value	RMBS	CMBS	Woodstar Fund Investments	Domestic Servicing Rights	VIE Assets	VIE Liabilities	Total
April 1, 2025 balance	$2,446,636	$91,941	$27,271	$2,065,498	$23,143	$37,470,618	$(3,981,624)	$38,143,483
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	29,867	—	108	(9,943)	2,363	(1,665,548)	147,723	(1,495,430)
Net accretion	—	1,189	—	—	—	—	—	1,189
Included in OCI	—	58	—	—	—	—	—	58
Purchases / Originations	524,986	—	—	—	—	—	—	524,986
Sales	(445,845)	—	—	—	—	—	—	(445,845)
Cash repayments / receipts	(59,581)	(1,825)	(41)	—	—	—	(3,031)	(64,478)
Transfers into Level III	—	—	—	—	—	—	(20,527)	(20,527)
Transfers out of Level III	(1,225)	—	—	—	—	—	81	(1,144)
Consolidation of VIEs	—	—	—	—	—	717,180	—	717,180
June 30, 2025 balance	$2,494,838	$91,363	$27,338	$2,055,555	$25,506	$36,522,250	$(3,857,378)	$37,359,472
Amount of unrealized gains (losses) attributable to assets still held at June 30, 2025:
Included in earnings	$6,921	$1,189	$108	$(9,943)	$2,363	$(1,665,548)	$147,723	$(1,517,187)
Included in OCI	$—	$58	$—	$—	$—	$—	$—	$58

Three Months Ended June 30, 2024	Loans at Fair Value	RMBS	CMBS	Woodstar Fund Investments	Domestic Servicing Rights	VIE Assets	VIE Liabilities	Total
April 1, 2024 balance	$2,642,219	$100,319	$19,486	$2,008,937	$19,612	$41,633,853	$(5,358,517)	$41,065,909
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	64,421	—	304	(3,954)	895	(1,878,563)	123,140	(1,693,757)
Net accretion	—	1,154	—	—	—	—	—	1,154
Included in OCI	—	(141)	—	—	—	—	—	(141)
Purchases / Originations	315,542	—	—	—	—	—	—	315,542
Sales	(139,812)	—	—	—	—	—	—	(139,812)
Issuances	—	—	—	—	—	—	(2,613)	(2,613)
Cash repayments / receipts	(62,344)	(2,894)	(40)	—	—	—	(1,289)	(66,567)
Transfers into Level III	—	—	—	—	—	—	(226,900)	(226,900)
Transfers out of Level III	(231,369)	—	—	—	—	—	403,739	172,370
Deconsolidation of VIEs	—	—	242	—	—	(89,898)	19,966	(69,690)
June 30, 2024 balance	$2,588,657	$98,438	$19,992	$2,004,983	$20,507	$39,665,392	$(5,042,474)	$39,355,495
Amount of unrealized gains (losses) attributable to assets still held at June 30, 2024:
Included in earnings	$44,007	$1,154	$304	$(3,954)	$895	$(1,878,563)	$123,140	$(1,713,017)
Included in OCI	$—	$(141)	$—	$—	$—	$—	$—	$(141)

Six Months Ended June 30, 2025	Loans at Fair Value	RMBS	CMBS	Woodstar Fund Investments	Domestic Servicing Rights	VIE Assets	VIE Liabilities	Total
January 1, 2025 balance	$2,516,008	$93,806	$27,345	$2,073,533	$22,390	$38,937,576	$(5,514,152)	$38,156,506
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	88,271	—	79	(17,978)	3,116	(3,070,045)	401,522	(2,595,035)
Net accretion	—	2,264	—	—	—	—	—	2,264
Included in OCI	—	(809)	—	—	—	—	—	(809)
Purchases / Originations	756,095	—	—	—	—	—	—	756,095
Sales	(743,164)	—	—	—	—	—	—	(743,164)
Cash repayments / receipts	(114,209)	(3,898)	(86)	—	—	—	(65,071)	(183,264)
Transfers into Level III	—	—	—	—	—	—	(28,122)	(28,122)
Transfers out of Level III	(8,163)	—	—	—	—	—	1,348,407	1,340,244
Consolidation of VIEs	—	—	—	—	—	717,180	—	717,180
Deconsolidation of VIEs	—	—	—	—	—	(62,461)	38	(62,423)
June 30, 2025 balance	$2,494,838	$91,363	$27,338	$2,055,555	$25,506	$36,522,250	$(3,857,378)	$37,359,472
Amount of unrealized gains (losses) attributable to assets still held at June 30, 2025:
Included in earnings	$45,102	$2,264	$137	$(17,978)	$3,116	$(3,070,045)	$401,522	$(2,635,882)
Included in OCI	$—	$(809)	$—	$—	$—	$—	$—	$(809)

Six Months Ended June 30, 2024	Loans at Fair Value	RMBS	CMBS	Woodstar Fund Investments	Domestic Servicing Rights	VIE Assets	VIE Liabilities	Total
January 1, 2024 balance	$2,645,637	$102,368	$18,600	$2,012,833	$19,384	$43,786,356	$(5,604,796)	$42,980,382
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	35,408	—	911	(7,850)	1,123	(3,408,989)	235,253	(3,144,144)
Net accretion	—	2,321	—	—	—	—	—	2,321
Included in OCI	—	(1,432)	—	—	—	—	—	(1,432)
Purchases / Originations	605,050	—	—	—	—	—	—	605,050
Sales	(358,409)	—	—	—	—	—	—	(358,409)
Issuances	—	—	—	—	—	—	(5,779)	(5,779)
Cash repayments / receipts	(107,660)	(4,819)	(103)	—	—	—	(4,427)	(117,009)
Transfers into Level III	—	—	—	—	—	—	(692,310)	(692,310)
Transfers out of Level III	(231,369)	—	—	—	—	—	1,004,829	773,460
Deconsolidation of VIEs	—	—	584	—	—	(711,975)	24,756	(686,635)
June 30, 2024 balance	$2,588,657	$98,438	$19,992	$2,004,983	$20,507	$39,665,392	$(5,042,474)	$39,355,495
Amount of unrealized gains (losses) attributable to assets still held at June 30, 2024:
Included in earnings	$1,985	$2,321	$1,253	$(7,850)	$1,123	$(3,408,989)	$235,253	$(3,174,904)
Included in OCI	$—	$(1,432)	$—	$—	$—	$—	$—	$(1,432)
Amounts were transferred from Level II to Level III due to a decrease in the observable relevant market activity and amounts were transferred from Level III to Level II due to an increase in the observable relevant market activity.

The following table presents the fair values of our financial instruments not carried at fair value on the consolidated balance sheets (amounts in thousands):

	June 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets not carried at fair value:
Loans	$17,825,386	$17,999,030	$15,437,013	$15,546,013
HTM debt securities	379,787	358,694	406,961	382,394
Financial liabilities not carried at fair value:
Secured financing agreements, CLOs and SASB	$16,323,164	$16,403,827	$14,347,983	$14,406,533
Unsecured senior notes	3,242,251	3,357,504	2,994,682	3,017,102
The following is quantitative information about significant unobservable inputs in our Level III measurements for those assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

	Carrying Value at June 30, 2025	Valuation Technique	Unobservable Input	Range (Weighted Average) as of (1)
				June 30, 2025	December 31, 2024
Loans under fair value option	$2,494,838	Discounted cash flow, market pricing	Coupon (d)	2.8% - 10.8% (4.6%)	2.8% - 10.5% (4.6%)
			Remaining contractual term (d)	2.8 - 37.0 years (25.0 years)	3.3 - 37.5 years (25.9 years)
			FICO score (a)	585 - 829 (750)	585 - 829 (750)
			LTV (b)	3% - 92% (63%)	4% - 93% (64%)
			Purchase price (d)	80.0% - 106.8% (101.3%)	80.0% - 106.8% (101.3%)
RMBS	91,363	Discounted cash flow	Constant prepayment rate (a)	2.1% - 8.4% (4.5%)	2.2% - 9.2% (4.5%)
			Constant default rate (b)	0.8% - 2.8% (1.5%)	0.8% - 3.3% (1.6%)
			Loss severity (b)	0% - 77% (12%) (e)	0% - 62% (13%) (e)
			Delinquency rate (c)	6% - 26% (13%)	8% - 25% (13%)
			Servicer advances (a)	22% - 69% (50%)	22% - 78% (51%)
CMBS	27,338	Discounted cash flow	Yield (b)	0% - 77.3% (13.7%)	0% - 58.5% (12.6%)
			Duration (c)	0 - 5.4 years (1.6 years)	0 - 6.7 years (2.2 years)
Woodstar Fund investments	2,055,555	Discounted cash flow	Discount rate - properties (b)	N/A	6.5% - 7.3% (7.0%)
			Discount rate - debt (a)	3.0% - 6.1% (4.6%)	3.0% - 6.4% (4.7%)
			Terminal capitalization rate (b)	N/A	4.8% - 5.5% (5.2%)
			Direct capitalization rate (b)	4.43% (4.43%)	4.43% (4.43%) (Implied)
Domestic servicing rights	25,506	Discounted cash flow	Debt yield (a)	8.75% (8.75%)	8.50% (8.50%)
			Discount rate (b)	15% (15%)	15% (15%)
VIE assets	36,522,250	Discounted cash flow	Yield (b)	0% - 801.1% (27.5%)	0% - 753.1% (26.4%)
			Duration (c)	0 - 8.5 years (2.1 years)	0 - 9.0 years (2.6 years)
VIE liabilities	3,857,378	Discounted cash flow	Yield (b)	0% - 801.1% (13.5%)	0% - 753.1% (17.1%)
			Duration (c)	0 - 8.5 years (2.5 years)	0 - 9.0 years (2.0 years)
______________________________________________________________________________________________________________________
(1)Unobservable inputs were weighted by the relative carrying value of the instruments as of June 30, 2025 and December 31, 2024.
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
(e)5% and 3% of the portfolio falls within a range of 45% - 80% as of June 30, 2025 and December 31, 2024.

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
Our TRSs engage in various real estate-related operations, including special servicing of commercial real estate, originating and securitizing mortgage loans, and investing in entities which engage in real estate-related operations. As of both June 30, 2025 and December 31, 2024, approximately $2.9 billion of assets were owned by TRS entities. Our TRSs are not consolidated for U.S. federal income tax purposes, but are instead taxed as corporations. For financial reporting purposes, a provision for current and deferred taxes is established for the portion of earnings recognized by us with respect to our interest in TRSs.
The following table is a reconciliation of our U.S. federal income tax provision determined using our statutory federal tax rate to our reported income tax provision for the three and six months ended June 30, 2025 and 2024 (dollars in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2025		2024		2025		2024
Federal statutory tax rate	$28,427	21.0%	$19,656	21.0%	$53,599	21.0%	$53,480	21.0%
REIT and other non-taxable income	(27,911)	(20.6)%	(7,107)	(7.6)%	(50,114)	(19.6)%	(40,022)	(15.7)%
State income taxes	169	0.1%	4,124	4.4%	1,145	0.4%	4,422	1.7%
Federal benefit of state tax deduction	(35)	—%	(866)	(0.9)%	(240)	(0.1)%	(929)	(0.4)%
Other	21	—%	71	0.1%	47	—%	133	0.1%
Effective tax rate	$671	0.5%	$15,878	17.0%	$4,437	1.7%	$17,084	6.7%

For the three and six months ended June 30, 2025 and 2024, we have utilized the discrete effective tax rate method, as allowed by ASC 740-270-30-18, “Income Taxes—Interim Reporting,” to calculate our interim income tax provision. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year to date period as if it was the annual period and determines the income tax expense or benefit on that basis. We believe that due to market dislocation and volatility, particularly with respect to the Company’s residential assets that are housed in TRSs, the use of the discrete method is more appropriate at this time than the annual effective tax rate method due to the high degree of uncertainty in estimating annual pretax earnings.
22. Commitments and Contingencies

As of June 30, 2025, our Commercial and Residential Lending Segment had future commercial loan funding commitments totaling $1.9 billion, of which we expect to fund $1.7 billion. These future funding commitments primarily relate to construction projects, capital improvements, tenant improvements and leasing commissions.
As of June 30, 2025, our Infrastructure Lending Segment had future infrastructure loan funding commitments totaling $305.7 million, including $161.0 million under revolvers and letters of credit (“LCs”) and $144.7 million under delayed draw term loans. Additionally, as of June 30, 2025, our Infrastructure Lending Segment had outstanding loan purchase commitments of $137.5 million.
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
The table below presents our results of operations for the three months ended June 30, 2025 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Revenues:
Interest income from loans	$313,595	$65,949	$—	$5,675	$—	$385,219	$—	$385,219
Interest income from investment securities	21,335	148	—	21,778	—	43,261	(32,948)	10,313
Servicing fees	111	—	—	18,627	—	18,738	(4,658)	14,080
Rental income	6,532	—	16,237	5,474	—	28,243	—	28,243
Other revenues	2,334	1,087	240	2,231	536	6,428	—	6,428
Total revenues	343,907	67,184	16,477	53,785	536	481,889	(37,606)	444,283
Costs and expenses:
Management fees	177	—	—	—	30,656	30,833	—	30,833
Interest expense	180,494	39,106	9,067	7,794	79,881	316,342	(210)	316,132
General and administrative	15,535	5,523	1,237	24,361	4,416	51,072	—	51,072
Costs of rental operations	4,950	—	5,930	3,632	—	14,512	—	14,512
Depreciation and amortization	2,491	9	5,875	1,744	252	10,371	—	10,371
Credit loss provision, net	3,663	2,003	—	—	—	5,666	—	5,666
Other expense	—	1,693	6	194	—	1,893	—	1,893
Total costs and expenses	207,310	48,334	22,115	37,725	115,205	430,689	(210)	430,479
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	—	40,280	40,280
Change in fair value of servicing rights	—	—	—	3,568	—	3,568	(1,205)	2,363
Change in fair value of investment securities, net	(2,058)	—	—	3,728	—	1,670	(1,325)	345
Change in fair value of mortgage loans, net	8,425	—	—	21,442	—	29,867	—	29,867
Income from affordable housing fund investments	—	—	5,115	—	—	5,115	—	5,115
Earnings from unconsolidated entities	1,412	1,167	—	5,647	—	8,226	(354)	7,872
Gain on sale of investments and other assets, net	31,662	—	—	—	—	31,662	—	31,662
(Loss) gain on derivative financial instruments, net	(116,140)	—	(13)	(1,304)	16,161	(101,296)	—	(101,296)
Foreign currency gain (loss), net	83,257	630	(126)	—	—	83,761	—	83,761
Gain (loss) on extinguishment of debt	20,773	(783)	—	—	—	19,990	—	19,990
Other (loss) income, net	(737)	—	(636)	2,977	—	1,604	—	1,604
Total other income (loss)	26,594	1,014	4,340	36,058	16,161	84,167	37,396	121,563
Income (loss) before income taxes	163,191	19,864	(1,298)	52,118	(98,508)	135,367	—	135,367
Income tax benefit (provision)	5,495	88	—	(6,254)	—	(671)	—	(671)
Net income (loss)	168,686	19,952	(1,298)	45,864	(98,508)	134,696	—	134,696
Net (income) loss attributable to non-controlling interests	(4)	—	(5,326)	448	—	(4,882)	—	(4,882)
Net income (loss) attributable to Starwood Property Trust, Inc.	$168,682	$19,952	$(6,624)	$46,312	$(98,508)	$129,814	$—	$129,814

The table below presents our results of operations for the three months ended June 30, 2024 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Revenues:
Interest income from loans	$358,749	$64,218	$—	$4,465	$—	$427,432	$—	$427,432
Interest income from investment securities	29,373	130	—	24,637	—	54,140	(37,140)	17,000
Servicing fees	124	—	—	20,025	—	20,149	(4,116)	16,033
Rental income	3,987	—	15,736	5,736	—	25,459	—	25,459
Other revenues	1,323	888	235	750	706	3,902	—	3,902
Total revenues	393,556	65,236	15,971	55,613	706	531,082	(41,256)	489,826
Costs and expenses:
Management fees	192	—	—	—	30,325	30,517	—	30,517
Interest expense	216,511	37,875	11,652	8,475	70,084	344,597	(208)	344,389
General and administrative	17,745	4,230	1,202	23,691	4,214	51,082	—	51,082
Costs of rental operations	3,412	—	5,545	3,113	—	12,070	—	12,070
Depreciation and amortization	2,136	15	5,926	1,795	252	10,124	—	10,124
Credit loss provision (reversal), net	42,995	(286)	—	—	—	42,709	—	42,709
Other expense	26	—	35	224	—	285	—	285
Total costs and expenses	283,017	41,834	24,360	37,298	104,875	491,384	(208)	491,176
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	—	17,180	17,180
Change in fair value of servicing rights	—	—	—	885	—	885	10	895
Change in fair value of investment securities, net	(274)	—	—	(23,710)	—	(23,984)	24,351	367
Change in fair value of mortgage loans, net	47,711	—	—	16,710	—	64,421	—	64,421
Income from affordable housing fund investments	—	—	6,446	—	—	6,446	—	6,446
Earnings (loss) from unconsolidated entities	1,671	(58)	—	550	—	2,163	(493)	1,670
Gain (loss) on derivative financial instruments, net	9,120	41	267	709	(9,151)	986	—	986
Foreign currency gain, net	6,858	17	10	—	—	6,885	—	6,885
Loss on extinguishment of debt	—	(60)	(1,045)	—	—	(1,105)	—	(1,105)
Other loss, net	(2,515)	—	(277)	—	—	(2,792)	—	(2,792)
Total other income (loss)	62,571	(60)	5,401	(4,856)	(9,151)	53,905	41,048	94,953
Income (loss) before income taxes	173,110	23,342	(2,988)	13,459	(113,320)	93,603	—	93,603
Income tax (provision) benefit	(10,787)	130	—	(5,221)	—	(15,878)	—	(15,878)
Net income (loss)	162,323	23,472	(2,988)	8,238	(113,320)	77,725	—	77,725
Net (income) loss attributable to non-controlling interests	(4)	—	(5,637)	5,806	—	165	—	165
Net income (loss) attributable to Starwood Property Trust, Inc.	$162,319	$23,472	$(8,625)	$14,044	$(113,320)	$77,890	$—	$77,890

The table below presents our results of operations for the six months ended June 30, 2025 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Revenues:
Interest income from loans	$603,894	$126,405	$—	$8,843	$—	$739,142	$—	$739,142
Interest income from investment securities	45,224	302	—	49,952	—	95,478	(72,944)	22,534
Servicing fees	176	—	—	40,456	—	40,632	(9,092)	31,540
Rental income	14,735	—	32,552	10,139	—	57,426	—	57,426
Other revenues	5,344	2,102	474	3,270	631	11,821	—	11,821
Total revenues	669,373	128,809	33,026	112,660	631	944,499	(82,036)	862,463
Costs and expenses:
Management fees	357	—	—	—	71,239	71,596	—	71,596
Interest expense	346,045	74,260	18,044	15,927	154,419	608,695	(405)	608,290
General and administrative	30,141	10,541	2,651	46,862	9,024	99,219	—	99,219
Costs of rental operations	10,468	—	11,948	6,916	—	29,332	—	29,332
Depreciation and amortization	6,098	19	11,740	3,495	503	21,855	—	21,855
Credit loss (reversal) provision, net	(22,096)	2,763	—	—	—	(19,333)	—	(19,333)
Other expense	(25)	3,616	(76)	229	—	3,744	—	3,744
Total costs and expenses	370,988	91,199	44,307	73,429	235,185	815,108	(405)	814,703
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	—	68,971	68,971
Change in fair value of servicing rights	—	—	—	3,454	—	3,454	(338)	3,116
Change in fair value of investment securities, net	5,339	—	—	(18,901)	—	(13,562)	13,734	172
Change in fair value of mortgage loans, net	50,999	—	—	37,272	—	88,271	—	88,271
Income from affordable housing fund investments	—	—	9,025	—	—	9,025	—	9,025
Earnings from unconsolidated entities	2,708	545	—	5,892	—	9,145	(736)	8,409
Gain on sale of investments and other assets, net	31,662	—	—	—	—	31,662	—	31,662
(Loss) gain on derivative financial instruments, net	(181,978)	(19)	(111)	(2,377)	43,500	(140,985)	—	(140,985)
Foreign currency gain (loss), net	117,873	866	(187)	—	—	118,552	—	118,552
Gain (loss) on extinguishment of debt	20,773	(783)	—	—	—	19,990	—	19,990
Other (loss) income, net	(1,226)	—	(1,464)	2,981	—	291	—	291
Total other income (loss)	46,150	609	7,263	28,321	43,500	125,843	81,631	207,474
Income (loss) before income taxes	344,535	38,219	(4,018)	67,552	(191,054)	255,234	—	255,234
Income tax benefit (provision)	5,201	(45)	—	(9,593)	—	(4,437)	—	(4,437)
Net income (loss)	349,736	38,174	(4,018)	57,959	(191,054)	250,797	—	250,797
Net (income) loss attributable to non-controlling interests	(7)	—	(10,410)	1,689	—	(8,728)	—	(8,728)
Net income (loss) attributable to Starwood Property Trust, Inc.	$349,729	$38,174	$(14,428)	$59,648	$(191,054)	$242,069	$—	$242,069

The table below presents our results of operations for the six months ended June 30, 2024 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Revenues:
Interest income from loans	$753,221	$130,616	$—	$7,087	$—	$890,924	$—	$890,924
Interest income from investment securities	60,778	268	—	45,781	—	106,827	(71,621)	35,206
Servicing fees	252	—	—	33,064	—	33,316	(7,594)	25,722
Rental income	7,552	—	36,511	10,243	—	54,306	—	54,306
Other revenues	2,306	1,280	362	1,498	1,310	6,756	—	6,756
Total revenues	824,109	132,164	36,873	97,673	1,310	1,092,129	(79,215)	1,012,914
Costs and expenses:
Management fees	384	—	—	—	76,147	76,531	—	76,531
Interest expense	452,660	76,848	24,950	16,792	129,513	700,763	(418)	700,345
General and administrative	34,573	10,185	2,465	47,158	7,364	101,745	—	101,745
Costs of rental operations	5,437	—	11,252	5,725	—	22,414	—	22,414
Depreciation and amortization	4,085	29	11,781	3,544	503	19,942	—	19,942
Credit loss provision, net	77,972	576	—	—	—	78,548	—	78,548
Other expense	756	—	35	168	—	959	—	959
Total costs and expenses	575,867	87,638	50,483	73,387	213,527	1,000,902	(418)	1,000,484
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	—	27,266	27,266
Change in fair value of servicing rights	—	—	—	(2,496)	—	(2,496)	3,619	1,123
Change in fair value of investment securities, net	(7,265)	—	—	(40,168)	—	(47,433)	48,715	1,282
Change in fair value of mortgage loans, net	7,034	—	—	28,374	—	35,408	—	35,408
Income from affordable housing fund investments	—	—	15,894	—	—	15,894	—	15,894
Earnings (loss) from unconsolidated entities	9,016	269	—	863	—	10,148	(803)	9,345
(Loss) gain on sale of investments and other assets, net	(41)	—	92,003	—	—	91,962	—	91,962
Gain (loss) on derivative financial instruments, net	120,072	163	1,988	3,721	(23,019)	102,925	—	102,925
Foreign currency (loss) gain, net	(34,960)	(67)	42	—	—	(34,985)	—	(34,985)
Gain (loss) on extinguishment of debt	315	(620)	(2,254)	—	—	(2,559)	—	(2,559)
Other (loss) income, net	(5,191)	40	(277)	6	—	(5,422)	—	(5,422)
Total other income (loss)	88,980	(215)	107,396	(9,700)	(23,019)	163,442	78,797	242,239
Income (loss) before income taxes	337,222	44,311	93,786	14,586	(235,236)	254,669	—	254,669
Income tax (provision) benefit	(11,508)	258	—	(5,834)	—	(17,084)	—	(17,084)
Net income (loss)	325,714	44,569	93,786	8,752	(235,236)	237,585	—	237,585
Net (income) loss attributable to non-controlling interests	(7)	—	(11,862)	6,506	—	(5,363)	—	(5,363)
Net income (loss) attributable to Starwood Property Trust, Inc.	$325,707	$44,569	$81,924	$15,258	$(235,236)	$232,222	$—	$232,222

The table below presents our consolidated balance sheet as of June 30, 2025 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Assets:
Cash and cash equivalents	$20,699	$89,036	$31,842	$60,226	$58,118	$259,921	$—	$259,921
Restricted cash	167,090	29,605	1,170	356	16,723	214,944	—	214,944
Loans held-for-investment, net	14,765,064	3,060,322	—	—	—	17,825,386	—	17,825,386
Loans held-for-sale	2,323,276	—	—	171,562	—	2,494,838	—	2,494,838
Investment securities	871,881	17,055	—	1,202,438	—	2,091,374	(1,588,776)	502,598
Properties, net	764,852	—	650,398	64,761	—	1,480,011	—	1,480,011
Investments of consolidated affordable housing fund	—	—	2,055,555	—	—	2,055,555	—	2,055,555
Investments in unconsolidated entities	8,514	54,651	—	33,225	—	96,390	(14,971)	81,419
Goodwill	—	119,409	—	140,437	—	259,846	—	259,846
Intangible assets	3,112	—	20,784	66,619	—	90,515	(36,083)	54,432
Derivative assets	64,565	—	4	11	7,374	71,954	—	71,954
Accrued interest receivable	147,344	16,241	—	816	240	164,641	—	164,641
Other assets	173,709	5,502	58,328	7,913	136,116	381,568	—	381,568
VIE assets, at fair value	—	—	—	—	—	—	36,522,250	36,522,250
Total Assets	$19,310,106	$3,391,821	$2,818,081	$1,748,364	$218,571	$27,486,943	$34,882,420	$62,369,363
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$197,050	$31,651	$13,658	$38,650	$117,265	$398,274	$—	$398,274
Related-party payable	—	—	—	—	25,846	25,846	—	25,846
Dividends payable	—	—	—	—	166,227	166,227	—	166,227
Derivative liabilities	125,447	—	—	—	16,894	142,341	—	142,341
Secured financing agreements, net	9,820,014	1,195,546	480,912	518,078	1,545,949	13,560,499	(20,110)	13,540,389
Collateralized loan obligations and single asset securitization, net	1,550,966	1,231,809	—	—	—	2,782,775	—	2,782,775
Unsecured senior notes, net	—	—	—	—	3,242,251	3,242,251	—	3,242,251
VIE liabilities, at fair value	—	—	—	—	—	—	34,902,530	34,902,530
Total Liabilities	11,693,477	2,459,006	494,570	556,728	5,114,432	20,318,213	34,882,420	55,200,633
Temporary Equity: Redeemable non-controlling interests	—	—	425,453	—	—	425,453	—	425,453
Permanent Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Common stock	—	—	—	—	3,491	3,491	—	3,491
Additional paid-in capital	1,177,279	635,080	(395,728)	(596,291)	5,575,101	6,395,441	—	6,395,441
Treasury stock	—	—	—	—	(138,022)	(138,022)	—	(138,022)
Retained earnings (accumulated deficit)	6,426,450	297,735	2,087,961	1,672,800	(10,336,431)	148,515	—	148,515
Accumulated other comprehensive income	12,785	—	—	—	—	12,785	—	12,785
Total Starwood Property Trust, Inc. Stockholders’ Equity	7,616,514	932,815	1,692,233	1,076,509	(4,895,861)	6,422,210	—	6,422,210
Non-controlling interests in consolidated subsidiaries	115	—	205,825	115,127	—	321,067	—	321,067
Total Permanent Equity	7,616,629	932,815	1,898,058	1,191,636	(4,895,861)	6,743,277	—	6,743,277
Total Liabilities and Equity	$19,310,106	$3,391,821	$2,818,081	$1,748,364	$218,571	$27,486,943	$34,882,420	$62,369,363

The table below presents our consolidated balance sheet as of December 31, 2024 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Assets:
Cash and cash equivalents	$19,743	$122,134	$24,717	$11,946	$199,291	$377,831	$—	$377,831
Restricted cash	147,502	21,986	1,133	5,543	—	176,164	—	176,164
Loans held-for-investment, net	12,895,064	2,541,949	—	—	—	15,437,013	—	15,437,013
Loans held-for-sale	2,394,624	—	—	121,384	—	2,516,008	—	2,516,008
Investment securities	909,762	17,273	—	1,225,024	—	2,152,059	(1,618,801)	533,258
Properties, net	650,966	—	657,246	65,466	—	1,373,678	—	1,373,678
Investments of consolidated affordable housing fund	—	—	2,073,533	—	—	2,073,533	—	2,073,533
Investments in unconsolidated entities	26,441	54,105	—	33,640	—	114,186	(14,816)	99,370
Goodwill	—	119,409	—	140,437	—	259,846	—	259,846
Intangible assets	10,637	—	22,101	63,711	—	96,449	(35,745)	60,704
Derivative assets	174,507	—	115	898	—	175,520	—	175,520
Accrued interest receivable	150,474	13,961	—	684	2,648	167,767	—	167,767
Other assets	206,103	8,190	52,243	8,700	92,993	368,229	—	368,229
VIE assets, at fair value	—	—	—	—	—	—	38,937,576	38,937,576
Total Assets	$17,585,823	$2,899,007	$2,831,088	$1,677,433	$294,932	$25,288,283	$37,268,214	$62,556,497
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$185,303	$30,157	$13,232	$57,624	$148,268	$434,584	$—	$434,584
Related-party payable	—	—	—	—	38,958	38,958	—	38,958
Dividends payable	—	—	—	—	163,383	163,383	—	163,383
Derivative liabilities	67,452	—	—	—	27,438	94,890	—	94,890
Secured financing agreements, net	7,912,536	760,299	479,732	591,094	1,428,227	11,171,888	(20,331)	11,151,557
Collateralized loan obligations and single asset securitization, net	1,966,865	1,229,561	—	—	—	3,196,426	—	3,196,426
Unsecured senior notes, net	—	—	—	—	2,994,682	2,994,682	—	2,994,682
VIE liabilities, at fair value	—	—	—	—	—	—	37,288,545	37,288,545
Total Liabilities	10,132,156	2,020,017	492,964	648,718	4,800,956	18,094,811	37,268,214	55,363,025
Temporary Equity: Redeemable non-controlling interests	—	—	426,695	—	—	426,695	—	426,695
Permanent Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Common stock	—	—	—	—	3,449	3,449	—	3,449
Additional paid-in capital	1,363,238	619,428	(398,205)	(706,746)	5,445,048	6,322,763	—	6,322,763
Treasury stock	—	—	—	—	(138,022)	(138,022)	—	(138,022)
Retained earnings (accumulated deficit)	6,076,720	259,562	2,102,389	1,613,151	(9,816,499)	235,323	—	235,323
Accumulated other comprehensive income	13,594	—	—	—	—	13,594	—	13,594
Total Starwood Property Trust, Inc. Stockholders’ Equity	7,453,552	878,990	1,704,184	906,405	(4,506,024)	6,437,107	—	6,437,107
Non-controlling interests in consolidated subsidiaries	115	—	207,245	122,310	—	329,670	—	329,670
Total Permanent Equity	7,453,667	878,990	1,911,429	1,028,715	(4,506,024)	6,766,777	—	6,766,777
Total Liabilities and Equity	$17,585,823	$2,899,007	$2,831,088	$1,677,433	$294,932	$25,288,283	$37,268,214	$62,556,497

24. Subsequent Events
Our significant events subsequent to June 30, 2025 were as follows:
Acquisition of Fundamental Income Properties, LLC.
On July 23, 2025, we acquired all of the equity interests of Fundamental Income Properties, LLC (“Fundamental”), a fully integrated net lease real estate operating platform and owned portfolio. The purchase price totaled $2.2 billion, inclusive of $1.3 billion of indebtedness assumed.
Issuance of Common Shares
In July 2025, we issued 25.5 million shares of our common stock in a public offering for proceeds of $502.4 million. In connection therewith, we also granted a 30-day option for the underwriters to purchase up to an additional 3.8 million shares of our common stock.
Declaration of Dividend
On July 15, 2025, our Board declared a dividend of $0.48 per share of common stock for the quarter ending September 30, 2025, payable on October 15, 2025 to stockholders of record as of the close of business on September 30, 2025.
Term Loan Amendments
In July 2025, we closed on amendments to our $0.7 billion November 2027 and $0.9 billion January 2030 term loan facilities, reducing the spreads by 50 bps and 25 bps, to SOFR + 1.75% and SOFR + 2.00%, respectively.
Related-Party Shared Services Agreement

In August 2025, we entered into a shared services agreement with Starwood Capital Group Management, L.L.C., that governs the reimbursement arrangements for affiliates of our Manager when our employees or contractors provide services to those entities. The agreement is effective as of January 2, 2024. The reimbursement parameters were informed by a transfer pricing study conducted by a third party. Amounts previously billed to Starwood Capital Group (refer to Note 16) are subject to adjustment in accordance with the terms of this agreement as of the August 2025 execution date.

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

We have four reportable business segments as of June 30, 2025 and we refer to the investments within these segments as our target assets:
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
Economic Environment

Recently imposed tariffs have significantly increased economic uncertainty and global market volatility, which increases the possibility of an economic slowdown as well as inflationary pressures in the U.S. Although the Federal Reserve began to lower interest rates in September 2024, it has held rates steady so far this year and it is not clear what actions it may take given the uncertain economic effects of the tariffs. Elevated interest rates and tariffs over time may adversely affect our existing borrowers and lead to nonperformance as higher costs may dampen consumer spending and slow income growth, which may negatively impact the collateral underlying certain of our loans. Additionally, elevated interest rates could adversely affect the value of commercial real estate we own and that collateralizes our loans. It remains difficult to predict the full impact of recent events and any future changes in tariffs, interest rates, inflation and overall economic activity.

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
Developments During the Second Quarter of 2025
Commercial and Residential Lending Segment
•Originated or acquired $1.9 billion of commercial loans during the quarter, including the following:
◦$412.0 million first mortgage loan secured by a multifamily portfolio located in Texas, which the Company fully funded.
◦$350.0 million first mortgage and mezzanine loan secured by a 272-unit high-rise luxury condominium located in New York, of which the Company sold the $280.0 million first mortgage and retained the $70.0 million mezzanine loan. The Company funded $58.3 million of the mezzanine loan. Refer to Note 12 to the Condensed Consolidated Financial Statements and below for further discussion.
◦$287.7 million first mortgage loan for the construction of a fully leased data center located in Virginia, of which the Company funded $37.3 million. Refer to Note 16 to the Condensed Consolidated Financial Statements for further discussion.
◦€189.7 million ($214.3 million) first mortgage loan secured by a logistics portfolio located in Czech Republic and Slovakia, of which the Company funded $187.0 million.
◦$212.8 million first mortgage loan for the construction of a fully leased data center located in Virginia, of which the Company funded $95.2 million. Refer to Note 16 to the Condensed Consolidated Financial Statements for further discussion.
◦$125.0 million first mortgage and mezzanine loan secured by the construction of a mixed use and entertainment venue located in Tennessee, which the Company has not yet funded.
•Funded $198.5 million of previously originated commercial loan commitments and investment securities.
•Received gross proceeds of $482.9 million ($123.2 million, net of debt repayments) from maturities and principal repayments on our commercial loans and investment securities.
•Sold an equity interest originally obtained in connection with a 2013 loan origination for gross proceeds of $70.0 million and recognized a gain of $51.4 million.
•Sold commercial real estate in Texas that was previously acquired through equity control in May 2022 for gross proceeds of $60.0 million and recognized a net gain of $4.1 million.
•Redeemed at par the third party financing for our STWD 2019-FL1 CLO for $220.1 million.
•Amended several commercial credit facilities resulting in an aggregate net upsize of $1.2 billion and extended the weighted average maturity on amended facilities by 1.7 years to 4.3 years.
Infrastructure Lending Segment
•Committed $698.9 million for new infrastructure loans, of which the Company funded $641.6 million, and also funded $3.9 million of pre-existing infrastructure loan commitments.
•Received proceeds of $288.3 million from principal repayments on our infrastructure loans and bonds.

•Refinanced a pool of our infrastructure loans held-for-investment in April 2025 through a CLO, Starwood 2025-SIF5. The CLO has a contractual maturity of April 2037 and a weighted average cost of financing of SOFR + 1.94%, inclusive of the amortization of deferred issuance costs. On the closing date, the CLO issued $500.0 million of notes, of which $413.5 million of notes were purchased by third party investors and $86.5 million of subordinated notes were retained by us. In connection therewith, we redeemed at par the third party financing for our STWD 2021-SIF2 CLO for $410.0 million and contributed certain loans previously held in that CLO to Starwood 2025-SIF5.
Investing and Servicing
•Originated commercial conduit loans of $536.9 million.
•Received proceeds of $445.8 million from sales of previously originated commercial conduit loans.
•Acquired CMBS for a purchase price of $57.0 million, of which $1.4 million related to non-controlling interests, and sold CMBS for gross proceeds of $4.2 million.
•Obtained two new special servicing assignments for CMBS trusts with a total unpaid principal balance of $1.0 billion, while $5.8 billion matured, bringing our total named special servicing portfolio to $102.1 billion as of June 30, 2025.
Corporate
•Issued $500.0 million of 6.50% Senior Notes due 2030 in April 2025 and swapped the notes to a floating rate of SOFR + 2.61%.
•Entered into a new ATM Agreement with a syndicate of financial institutions to sell shares of the Company’s common stock of up to $500.0 million from time to time, through an “at the market” equity offering program. During the quarter, we issued 1.6 million shares under the ATM Agreement for gross proceeds of $31.6 million at an average share price of $20.22.
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

Infrastructure Lending Segment
•Committed $676.5 million for new infrastructure loans, of which the Company funded $600.5 million, and also funded $4.6 million of pre-existing infrastructure loan commitments.
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
•Obtained one new special servicing assignment for a CMBS trust with a total unpaid principal balance of $908.4 million, while $3.5 billion matured, bringing our total named special servicing portfolio to $107.0 billion as of March 31, 2025.
Corporate
•Repaid the remaining $250.0 million of $500.0 million 4.75% Senior Notes due March 2025 upon maturity.
•Amended our January 2030 term loan facility in January 2025, increasing the facility size to $900.0 million, reducing the spread by 73 bps and extending the maturity date from July 2026 to January 2030. We also amended our existing revolving credit facility, increasing the facility by $50.0 million, to $200.0 million, and extending the maturity date from April 2026 to January 2030.
Subsequent Events
Refer to Note 24 to the Consolidated Financial Statements for disclosure regarding significant transactions that occurred subsequent to June 30, 2025.

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
The following table compares our summarized results of operations for the three months ended June 30, 2025 and March 31, 2025 and for the six months ended June 30, 2025 and 2024 by business segment (amounts in thousands):

	For the Three Months Ended			For the Six Months Ended
Revenues:	June 30, 2025	March 31, 2025	$ Change	June 30, 2025	June 30, 2024	$ Change
Commercial and Residential Lending Segment	$343,907	$325,466	$18,441	$669,373	$824,109	$(154,736)
Infrastructure Lending Segment	67,184	61,625	5,559	128,809	132,164	(3,355)
Property Segment	16,477	16,549	(72)	33,026	36,873	(3,847)
Investing and Servicing Segment	53,785	58,875	(5,090)	112,660	97,673	14,987
Corporate	536	95	441	631	1,310	(679)
Securitization VIE eliminations	(37,606)	(44,430)	6,824	(82,036)	(79,215)	(2,821)
	444,283	418,180	26,103	862,463	1,012,914	(150,451)
Costs and expenses:
Commercial and Residential Lending Segment	207,310	163,678	43,632	370,988	575,867	(204,879)
Infrastructure Lending Segment	48,334	42,865	5,469	91,199	87,638	3,561
Property Segment	22,115	22,192	(77)	44,307	50,483	(6,176)
Investing and Servicing Segment	37,725	35,704	2,021	73,429	73,387	42
Corporate	115,205	119,980	(4,775)	235,185	213,527	21,658
Securitization VIE eliminations	(210)	(195)	(15)	(405)	(418)	13
	430,479	384,224	46,255	814,703	1,000,484	(185,781)
Other income (loss):
Commercial and Residential Lending Segment	26,594	19,556	7,038	46,150	88,980	(42,830)
Infrastructure Lending Segment	1,014	(405)	1,419	609	(215)	824
Property Segment	4,340	2,923	1,417	7,263	107,396	(100,133)
Investing and Servicing Segment	36,058	(7,737)	43,795	28,321	(9,700)	38,021
Corporate	16,161	27,339	(11,178)	43,500	(23,019)	66,519
Securitization VIE eliminations	37,396	44,235	(6,839)	81,631	78,797	2,834
	121,563	85,911	35,652	207,474	242,239	(34,765)
Income (loss) before income taxes:
Commercial and Residential Lending Segment	163,191	181,344	(18,153)	344,535	337,222	7,313
Infrastructure Lending Segment	19,864	18,355	1,509	38,219	44,311	(6,092)
Property Segment	(1,298)	(2,720)	1,422	(4,018)	93,786	(97,804)
Investing and Servicing Segment	52,118	15,434	36,684	67,552	14,586	52,966
Corporate	(98,508)	(92,546)	(5,962)	(191,054)	(235,236)	44,182
	135,367	119,867	15,500	255,234	254,669	565
Income tax provision	(671)	(3,766)	3,095	(4,437)	(17,084)	12,647
Net income attributable to non-controlling interests	(4,882)	(3,846)	(1,036)	(8,728)	(5,363)	(3,365)
Net income attributable to Starwood Property Trust, Inc.	$129,814	$112,255	$17,559	$242,069	$232,222	$9,847

Three Months Ended June 30, 2025 Compared to the Three Months Ended March 31, 2025
Commercial and Residential Lending Segment

Revenues

For the three months ended June 30, 2025, revenues of our Commercial and Residential Lending Segment increased $18.4 million to $343.9 million, compared to $325.5 million for the three months ended March 31, 2025. This was primarily due to an increase in interest income from loans of $23.3 million, partially offset by decreases of $2.6 million in interest income from investment securities, reflecting lower balances, and $1.7 million in rental income from foreclosed properties. The increase in interest income from loans was comprised of (i) a $24.5 million increase from commercial loans primarily reflecting higher average balances and (ii) a $1.2 million decrease from residential loans primarily reflecting lower average balances.

Costs and Expenses

For the three months ended June 30, 2025, costs and expenses of our Commercial and Residential Lending Segment increased $43.6 million to $207.3 million, compared to $163.7 million for the three months ended March 31, 2025. This increase was primarily due to increases of $29.4 million in the credit loss provision and $14.9 million in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio. The credit loss provision increased to a $3.6 million provision in the second quarter of 2025 compared to a $25.8 million reversal in the first quarter of 2025. The provision in the second quarter of 2025 reflects a $17.2 million specific allowance on a foreclosed loan, partially offset by a $13.6 million general allowance reversal due to improvement in the macroeconomic outlook during the quarter. The reversal in the first quarter of 2025 was primarily due to improvement in the macroeconomic outlook during that quarter. The increase in interest expense was primarily due to higher average borrowings outstanding.

Net Interest Income (amounts in thousands)

	For the Three Months Ended
	June 30, 2025	March 31, 2025	Change
Interest income from loans	$313,595	$290,299	$23,296
Interest income from investment securities	21,335	23,889	(2,554)
Interest expense	(180,494)	(165,551)	(14,943)
Net interest income	$154,436	$148,637	$5,799

For the three months ended June 30, 2025, net interest income of our Commercial and Residential Lending Segment increased $5.8 million to $154.4 million, compared to $148.6 million for the three months ended March 31, 2025. This increase reflects the net increase in interest income, partially offset by the increase in interest expense on our secured financing facilities, both as discussed in the sections above.

During the three months ended June 30, 2025 and March 31, 2025, the weighted average unlevered yields on the Commercial and Residential Lending Segment’s loans and investment securities, excluding retained RMBS and loans for which interest income is not recognized, were as follows:

	For the Three Months Ended
	June 30, 2025	March 31, 2025
Commercial	8.3%	8.3%
Residential	5.0%	5.1%
Overall	7.8%	7.8%

For the three months ended June 30, 2025, the weighted average unlevered yields on our commercial and residential loans were relatively consistent with the three months ended March 31, 2025.

During the three months ended June 30, 2025 and March 31, 2025, the Commercial and Residential Lending Segment’s weighted average secured borrowing rates, inclusive of the amortization of deferred financing fees, were 6.5% and 6.6%, respectively. Interest rate hedges had the effect of reducing these weighted average borrowing costs to 6.0% and 5.9% during the three months ended June 30, 2025 and March 31, 2025, respectively.

Other Income

For the three months ended June 30, 2025, other income of our Commercial and Residential Lending Segment increased $7.0 million to $26.6 million compared to $19.6 million for the three months ended March 31, 2025. This increase was primarily due to (i) a $48.6 million increase in foreign currency gain, (ii) a $31.7 million net gain on sale of investments and other assets and (iii) a $20.8 million gain on extinguishment of debt primarily related to the sale of a foreclosed property, partially offset by (iv) a $50.3 million increased loss on derivatives, (v) a $34.1 million lesser increase in fair value of residential loans and (vi) a $9.5 million unfavorable change in fair value of primarily RMBS investment securities. The increased loss on derivatives in the second quarter of 2025 reflects (i) a $63.0 million greater loss on foreign currency hedges partially offset by (ii) a $12.7 million lower loss on interest rate swaps principally related to residential loans. The interest rate swaps are used primarily to hedge our interest rate risk on residential loans held-for-sale and to fix our interest rate payments on certain variable rate borrowings which fund fixed rate investments. The foreign currency hedges are used to fix the U.S. dollar amounts of cash flows (both interest and principal payments) we expect to receive from our foreign currency denominated loans and investments. The increase in foreign currency gain and the greater loss on foreign currency hedges reflect the weakening of the U.S. dollar against the pound sterling (“GBP”), Euro (“EUR”) and Australian dollar (“AUD”) in the second quarter of 2025, compared to a lesser weakening of the U.S. dollar against each of those currencies in the first quarter of 2025.

Infrastructure Lending Segment

Revenues

For the three months ended June 30, 2025, revenues of our Infrastructure Lending Segment increased $5.6 million to $67.2 million, compared to $61.6 million for the three months ended March 31, 2025. This was primarily due to a $5.5 million increase in interest income from loans reflecting higher average loan balances, the effect of which was partially offset by lower average spreads.

Costs and Expenses

For the three months ended June 30, 2025, costs and expenses of our Infrastructure Lending Segment increased $5.4 million to $48.3 million, compared to $42.9 million for the three months ended March 31, 2025. This increase was primarily due to a $4.0 million increase in interest expense, primarily reflecting higher average borrowings outstanding, and a $1.2 million increase in the credit loss provision.

Net Interest Income (amounts in thousands)

	For the Three Months Ended
	June 30, 2025	March 31, 2025	Change
Interest income from loans	$65,949	$60,456	$5,493
Interest income from investment securities	148	154	(6)
Interest expense	(39,106)	(35,154)	(3,952)
Net interest income	$26,991	$25,456	$1,535

For the three months ended June 30, 2025, net interest income of our Infrastructure Lending Segment increased $1.5 million to $27.0 million, compared to $25.5 million for the three months ended March 31, 2025. The increase reflects the increase in interest income from loans, partially offset by the increase in interest expense on the secured financing facilities used to fund this segment’s investment portfolio, both as discussed above.

During the three months ended June 30, 2025 and March 31, 2025, the weighted average unlevered yield on the Infrastructure Lending Segment’s loans and investment securities, excluding those for which interest income is not recognized, was 9.1% and 9.3%, respectively, primarily reflecting lower average spreads in the second quarter of 2025.

During the three months ended June 30, 2025 and March 31, 2025, the Infrastructure Lending Segment’s weighted average secured borrowing rate, inclusive of the amortization of deferred financing fees, was 6.9% and 7.0%, respectively.

Other Income (Loss)

For the three months ended June 30, 2025, other income (loss) of our Infrastructure Lending Segment improved $1.4 million to income of $1.0 million, compared to a loss of $0.4 million for the three months ended March 31, 2025, primarily due to a favorable change in earnings (loss) from unconsolidated entities.

Property Segment

Change in Results by Portfolio (amounts in thousands)

	$ Change from prior period
	Revenues	Costs and expenses	Gain (loss) on derivative financial instruments	Other income (loss)	Income (loss) before income taxes
Woodstar Fund	$58	$(2)	$—	$1,206	$1,266
Medical Office Portfolio	(136)	24	85	—	(75)
D.C. Multifamily Conversion	—	—	—	193	193
Other/Corporate	6	(99)	—	(67)	38
Total	$(72)	$(77)	$85	$1,332	$1,422

See Notes 6 and 7 to the Condensed Consolidated Financial Statements for a description of the above-referenced Property Segment portfolios and fund.

Revenues

For the three months ended June 30, 2025 and March 31, 2025, revenues of our Property Segment remained relatively unchanged at $16.5 million.

Costs and Expenses

For the three months ended June 30, 2025, costs and expenses of our Property Segment decreased $0.1 million to $22.1 million, compared to $22.2 million for the three months ended March 31, 2025.

Other Income

For the three months ended June 30, 2025, other income of our Property Segment increased $1.4 million to $4.3 million compared to $2.9 million for the three months ended March 31, 2025. The increase is primarily due to a $1.2 million increase in income attributable to investments of the Woodstar Fund.

Investing and Servicing Segment

Revenues

For the three months ended June 30, 2025, revenues of our Investing and Servicing Segment decreased $5.1 million to $53.8 million, compared to $58.9 million for the three months ended March 31, 2025. The decrease in revenues is primarily due to (i) a $3.9 million net decrease in interest income from CMBS investments and conduit loans, primarily reflecting lower CMBS interest recoveries, and (ii) a $3.2 million decrease in servicing fees principally related to default interest.

Costs and Expenses

For the three months ended June 30, 2025, costs and expenses of our Investing and Servicing Segment increased $2.0 million to $37.7 million, compared to $35.7 million for the three months ended March 31, 2025. The increase is primarily due to a $1.9 million increase in general and administrative expenses, principally related to increased loan securitization activity.

Other Income (Loss)

For the three months ended June 30, 2025, other income (loss) of our Investing and Servicing Segment improved $43.8 million to income of $36.1 million, compared to a loss of $7.7 million for the three months ended March 31, 2025. The increase is primarily due to (i) a $26.4 million favorable change in fair value of CMBS investments, (ii) a $5.6 million increased gain in fair value of conduit loans, (iii) a $5.4 million increase in earnings from unconsolidated entities and (iv) a $3.7 million favorable change in fair value of servicing rights.

Corporate and Other Items

Corporate Costs and Expenses

For the three months ended June 30, 2025, corporate expenses decreased $4.8 million to $115.2 million, compared to $120.0 million for the three months ended March 31, 2025. This decrease is primarily due to a $9.9 million decrease in management fees, primarily reflecting lower incentive fees, partially offset by a $5.3 million increase in interest expense, primarily reflecting higher average balances of unsecured senior notes outstanding.

Corporate Other Income

For the three months ended June 30, 2025, corporate other income decreased $11.1 million to $16.2 million, compared to $27.3 million for the three months ended March 31, 2025. This was due to a lower gain on our fixed-to-floating interest rate swaps which hedge a portion of our unsecured senior notes.

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

Income Tax Provision

Our consolidated income taxes principally relate to the taxable nature of our loan servicing and loan securitization businesses which are housed in taxable REIT subsidiaries (“TRSs”). For the three months ended June 30, 2025, our income tax provision decreased $3.1 million to $0.7 million compared to $3.8 million for the three months ended March 31, 2025. This decrease is due to lower taxable income of our TRSs in the second quarter of 2025 compared to the first quarter of 2025.

Net Income Attributable to Non-controlling Interests

During the three months ended June 30, 2025, net income attributable to non-controlling interests increased $1.1 million to $4.9 million, compared to $3.8 million during the three months ended March 31, 2025. The increase was primarily due to non-controlling interests in decreased unrealized losses of a consolidated CMBS joint venture in the second quarter of 2025.

Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024
Commercial and Residential Lending Segment
Revenues
For the six months ended June 30, 2025, revenues of our Commercial and Residential Lending Segment decreased $154.7 million to $669.4 million, compared to $824.1 million for the six months ended June 30, 2024. This decrease was primarily due to decreases in interest income from loans of $149.3 million and investment securities of $15.6 million, partially offset by a $7.2 million increase in rental income from foreclosed properties. The decrease in interest income from loans reflects (i) a $144.7 million decrease from commercial loans, reflecting lower average balances, additional loans placed on nonaccrual, lower average index rates and spreads and lower prepayment related income and (ii) a $4.6 million decrease from residential loans principally due to lower average balances. The decrease in interest income from investment securities was primarily due to lower average commercial investment balances due to repayments.
Costs and Expenses
For the six months ended June 30, 2025, costs and expenses of our Commercial and Residential Lending Segment decreased $204.9 million to $371.0 million, compared to $575.9 million for the six months ended June 30, 2024. This decrease was primarily due to decreases of (i) $106.6 million in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio and (ii) $100.1 million in credit loss provision. The decrease in interest expense was primarily due to lower average borrowings outstanding due to paydowns from net loan repayments and excess cash balances and the effect of lower average index rates. The credit loss provision decreased to a $22.1 million reversal in the first half of 2025 compared to a $78.0 million provision in the first half of 2024 primarily due to improvement in the macroeconomic outlook.

Net Interest Income (amounts in thousands)

	For the Six Months Ended June 30,
	2025	2024	Change
Interest income from loans	$603,894	$753,221	$(149,327)
Interest income from investment securities	45,224	60,778	(15,554)
Interest expense	(346,045)	(452,660)	106,615
Net interest income	$303,073	$361,339	$(58,266)
For the six months ended June 30, 2025, net interest income of our Commercial and Residential Lending Segment decreased $58.2 million to $303.1 million, compared to $361.3 million for the six months ended June 30, 2024. This decrease reflects the decrease in interest income, partially offset by the decrease in interest expense on our secured financing facilities, both as discussed in the sections above.
During the six months ended June 30, 2025 and 2024, the weighted average unlevered yields on the Commercial and Residential Lending Segment’s loans and investment securities, excluding retained RMBS and loans for which interest income is not recognized, were as follows:

	For the Six Months Ended June 30,
	2025	2024
Commercial	8.3%	9.6%
Residential	5.1%	5.1%
Overall	7.8%	8.9%
The weighted average unlevered yield on our commercial loans decreased primarily due to lower average index rates and spreads and lower prepayment related income. The unlevered yield on our residential loans was relatively unchanged.
During the six months ended June 30, 2025 and 2024, the Commercial and Residential Lending Segment’s weighted average secured borrowing rates, inclusive of the amortization of deferred financing fees, were 6.5% and 7.6%, respectively. The decrease in borrowing rates primarily reflects lower average index rates. Interest rate hedges had the effect of adjusting these weighted average borrowing costs to 5.9% and 6.7% during the six months ended June 30, 2025 and 2024, respectively.

Other Income
For the six months ended June 30, 2025, other income of our Commercial and Residential Lending Segment decreased $42.8 million to $46.2 million, compared to $89.0 million for the six months ended June 30, 2024. This decrease primarily reflects (i) a $302.1 million unfavorable change in gain (loss) on derivatives and (ii) a $6.3 million decrease in earnings from unconsolidated entities primarily due to the nonrecurrence of an observable price change in an equity investment in the first half of 2024, partially offset by (iii) a $152.8 million favorable change in foreign currency gain (loss), (iv) a $44.0 million favorable change in fair value of residential loans, (v) a $31.7 million net gain on sale of investments and other assets, (vi) a $20.5 million gain on extinguishment of debt primarily related to the sale of a foreclosed property and (vii) a $12.6 million favorable change in fair value of primarily RMBS investment securities. The unfavorable change in gain (loss) on derivatives during the six months ended June 30, 2025 reflects (i) a $175.0 million unfavorable change in gain (loss) on foreign currency hedges and (ii) a $127.1 million unfavorable change in gain (loss) on interest rate swaps principally related to residential loans. The interest rate swaps are used primarily to hedge our interest rate risk on residential loans held-for-sale and to fix our interest rate payments on certain variable rate borrowings which fund fixed rate investments. The foreign currency hedges are used to fix the U.S. dollar amounts of cash flows (both interest and principal payments) we expect to receive from our foreign currency denominated loans and investments. The favorable change in foreign currency gain (loss) and the unfavorable change in gain (loss) on foreign currency hedges reflect the weakening of the U.S. dollar against the GBP, EUR and AUD during the first half of 2025, compared to a strengthening of the U.S. dollar against each of those currencies in the first half of 2024.
Infrastructure Lending Segment
Revenues
For the six months ended June 30, 2025, revenues of our Infrastructure Lending Segment decreased $3.4 million to $128.8 million, compared to $132.2 million for the six months ended June 30, 2024. This decrease was primarily due to a $4.2 million decrease in interest income from loans, partially offset by a $0.8 million increase in interest income on cash balances. The decrease in interest income from loans reflects lower average index rates and spreads, partially offset by higher average balances and prepayment related income.
Costs and Expenses
For the six months ended June 30, 2025, costs and expenses of our Infrastructure Lending Segment increased $3.6 million to $91.2 million, compared to $87.6 million for the six months ended June 30, 2024. The increase was primarily due to increases of $4.0 million in general, administrative and other expenses and $2.2 million in credit loss provision, partially offset by a $2.6 million decrease in interest expense reflecting lower average index rates, partially offset by higher average borrowings outstanding.
Net Interest Income (amounts in thousands)

	For the Six Months Ended June 30,
	2025	2024	Change
Interest income from loans	$126,405	$130,616	$(4,211)
Interest income from investment securities	302	268	34
Interest expense	(74,260)	(76,848)	2,588
Net interest income	$52,447	$54,036	$(1,589)
For the six months ended June 30, 2025, net interest income of our Infrastructure Lending Segment decreased $1.6 million to $52.4 million, compared to $54.0 million for the six months ended June 30, 2024. The decrease reflects the decrease in interest income from loans, partially offset by the decrease in interest expense on the secured financing facilities, both as discussed in the sections above.
During the six months ended June 30, 2025 and 2024, the weighted average unlevered yields on the Infrastructure Lending Segment’s loans and investment securities, excluding those for which interest income is not recognized, were 9.3% and 10.5%, respectively, reflecting lower average index rates and spreads, partially offset by higher prepayment related income, in the first half of 2025.
During the six months ended June 30, 2025 and 2024, the Infrastructure Lending Segment’s weighted average secured borrowing rates, inclusive of the amortization of deferred financing fees, were 7.0% and 8.0%, respectively, reflecting lower average index rates in the first half of 2025.

Other Income (Loss)
For the six months ended June 30, 2025 and 2024, other income (loss) of our Infrastructure Lending Segment improved $0.8 million to income of $0.6 million, compared to a loss of $0.2 million for the six months ended June 30, 2024.
Property Segment
Change in Results by Portfolio (amounts in thousands)

	$ Change from prior period
	Revenues	Costs and expenses	Gain (loss) on derivative financial instruments	Other income (loss)	Income (loss) before income taxes
Master Lease Portfolio	$(4,821)	$(1,514)	$—	$(90,795)	$(94,102)
Medical Office Portfolio	1,040	(4,879)	(2,099)	1,046	4,866
Woodstar Fund	(22)	6	—	(6,869)	(6,897)
D.C. Multifamily Conversion	—	—	—	(1,187)	(1,187)
Other/Corporate	(44)	211	—	(229)	(484)
Total	$(3,847)	$(6,176)	$(2,099)	$(98,034)	$(97,804)
Revenues
For the six months ended June 30, 2025, revenues of our Property Segment decreased $3.9 million to $33.0 million, compared to $36.9 million for the six months ended June 30, 2024, primarily due to the sale of our Master Lease Portfolio on February 29, 2024.
Costs and Expenses
For the six months ended June 30, 2025, costs and expenses of our Property Segment decreased $6.2 million to $44.3 million, compared to $50.5 million for the six months ended June 30, 2024. The decrease is primarily due to (i) a $5.5 million decrease in interest expense on variable rate borrowings of the Medical Office Portfolio, reflecting lower refinanced balances and index rates, and (ii) the sale of our Master Lease Portfolio on February 29, 2024.
Other Income
For the six months ended June 30, 2025, other income of our Property Segment decreased $100.1 million to $7.3 million, compared to $107.4 million for the six months ended June 30, 2024. The decrease is primarily due to (i) the nonrecurrence of a $90.8 million net gain on sale of the Master Lease Portfolio in the first quarter of 2024, (ii) a $6.9 million decrease in income attributable to investments of the Woodstar Fund primarily due to greater unrealized decreases in fair value and (iii) a $2.1 million unfavorable change in gain (loss) on derivatives which hedge our interest rate risk on borrowings secured by our Medical Office Portfolio.
Investing and Servicing Segment
Revenues
For the six months ended June 30, 2025, revenues of our Investing and Servicing Segment increased $15.0 million to $112.7 million, compared to $97.7 million for the six months ended June 30, 2024. The increase in revenues is primarily due to (i) a $7.4 million increase in servicing fees principally related to default interest and (ii) a $5.9 million increase in interest income primarily due to higher interest recoveries on CMBS investments.
Costs and Expenses
For the six months ended June 30, 2025 and 2024, costs and expenses of our Investing and Servicing Segment remained relatively unchanged at $73.4 million.
Other Income (Loss)
For the six months ended June 30, 2025, other income (loss) of our Investing and Servicing Segment improved $38.0 million to income of $28.3 million, compared to a loss of $9.7 million for the six months ended June 30, 2024. The improvement was primarily due to (i) a $21.3 million lesser decrease in fair value of CMBS investments, (ii) an $8.9 million greater increase in fair value of conduit loans, (iii) a $5.9 million favorable change in fair value of servicing rights and (iv) a $5.0 million increase in earnings from unconsolidated entities, partially offset by (v) a $6.1 million unfavorable change in gain (loss) on derivatives which primarily hedge our interest rate risk on conduit loans and CMBS investments.
Corporate and Other Items
Corporate Costs and Expenses
For the six months ended June 30, 2025, corporate expenses increased $21.7 million to $235.2 million, compared to $213.5 million for the six months ended June 30, 2024. This increase was primarily due to (i) a $24.9 million increase in interest expense reflecting higher average balances of unsecured senior notes and secured term loans outstanding, partially offset by lower variable interest rates on the secured term loans, and (ii) a $1.7 million increase in general and administrative expenses, partially offset by (iii) a $4.9 million decrease in management fees, primarily reflecting lower incentive fees.
Corporate Other Income (Loss)
For the six months ended June 30, 2025, corporate other income (loss) improved $66.5 million to income of $43.5 million, compared to a loss of $23.0 million for the six months ended June 30, 2024. This was due to a favorable change in gain (loss) on fixed-to-floating interest rate swaps which hedge a portion of our unsecured senior notes.
Securitization VIE Eliminations

Refer to the preceding comparison of the three months ended June 30, 2025 to the three months ended March 31, 2025 for a discussion of the effect of securitization VIE eliminations.
Income Tax Provision
Our consolidated income taxes principally relate to the taxable nature of our loan servicing and loan securitization businesses which are housed in TRSs. For the six months ended June 30, 2025, our income tax provision decreased $12.7 million to $4.4 million, compared to $17.1 million for the six months ended June 30, 2024 due to lower taxable income of our TRSs in the first half of 2025 compared to the first half of 2024.
Net Income Attributable to Non-controlling Interests
For the six months ended June 30, 2025, net income attributable to non-controlling interests increased $3.3 million to $8.7 million, compared to $5.4 million for the six months ended June 30, 2024. The increase was primarily due to non-controlling interests in (i) lower unrealized losses of a consolidated CMBS joint venture, partially offset by (ii) lower income of the Woodstar Fund, reflecting greater unrealized decreases in fair value.

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
The following table presents our diluted weighted average shares used in our GAAP EPS calculation reconciled to our diluted weighted average shares used in our Distributable EPS calculation (amounts in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	March 31, 2025	June 30, 2025	June 30, 2024
Diluted weighted average shares - GAAP EPS	337,145	335,456	336,208	312,999
Add: Unvested stock awards	5,119	4,333	4,702	3,848
Add: Woodstar II Class A Units	9,643	9,707	9,675	9,707
Less: Convertible Notes dilution	—	—	—	—
Diluted weighted average shares - Distributable EPS	351,907	349,496	350,585	326,554
As noted above, the definition of Distributable Earnings allows management to make adjustments, subject to the approval of a majority of our independent directors. This is done in situations where such adjustments are considered appropriate in order for Distributable Earnings to be calculated in a manner consistent with its definition and objective. No adjustments to the definition of Distributable Earnings became effective during the six months ended June 30, 2025.
The following table summarizes our quarterly Distributable Earnings per weighted average diluted share for the six months ended June 30, 2025 and 2024:

	Distributable Earnings For the Three-Month Periods Ended
	March 31,	June 30,
2025	$0.45	$0.43
2024	0.59	0.48

The following table presents our summarized results of operations and reconciliation to Distributable Earnings for the three months ended June 30, 2025, by business segment (amounts in thousands, except per share data). Refer to the footnotes following the Distributable Earnings reconciliation table for the six months ended June 30, 2024.

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Total
Revenues	$343,907	$67,184	$16,477	$53,785	$536	$481,889
Costs and expenses	(207,310)	(48,334)	(22,115)	(37,725)	(115,205)	(430,689)
Other income	26,594	1,014	4,340	36,058	16,161	84,167
Income (loss) before income taxes	163,191	19,864	(1,298)	52,118	(98,508)	135,367
Income tax benefit (provision)	5,495	88	—	(6,254)	—	(671)
(Income) loss attributable to non-controlling interests	(4)	—	(5,326)	448	—	(4,882)
Net income (loss) attributable to Starwood Property Trust, Inc.	168,682	19,952	(6,624)	46,312	(98,508)	129,814
Add / (Deduct):
Non-controlling interests attributable to Woodstar II Class A Units	—	—	4,629	—	—	4,629
Non-controlling interests attributable to unrealized gains/losses	—	—	(3,383)	(2,699)	—	(6,082)
Non-cash equity compensation expense	2,844	723	107	1,367	8,389	13,430
Management incentive fee	—	—	—	—	183	183
Depreciation and amortization	2,528	—	5,987	1,845	—	10,360
Interest income adjustment for loans and securities	5,832	—	—	7,304	—	13,136
Consolidated income tax (benefit) provision associated with fair value adjustments	(5,495)	(88)	—	6,254	—	671
Other non-cash items	5	—	316	(380)	—	(59)
Reversal of GAAP unrealized and realized (gains) / losses on: (1)
Loans	(8,425)	—	—	(21,442)	—	(29,867)
Credit loss provision, net	3,663	2,003	—	—	—	5,666
Securities	2,058	—	—	(3,728)	—	(1,670)
Woodstar Fund investments	—	—	(5,115)	—	—	(5,115)
Derivatives	116,140	—	13	1,304	(16,161)	101,296
Foreign currency	(83,257)	(630)	126	—	—	(83,761)
Earnings from unconsolidated entities	(1,412)	(1,167)	—	(5,647)	—	(8,226)
Sales of properties	(4,128)	—	—	—	—	(4,128)
Recognition of Distributable realized gains / (losses) on:
Loans (2)	(702)	—	—	19,165	—	18,463
Securities (4)	(316)	—	—	(4,223)	—	(4,539)
Woodstar Fund investments (5)	—	—	21,600	—	—	21,600
Derivatives (6)	17,555	50	(99)	347	(6,868)	10,985
Foreign currency (7)	1,671	91	(125)	—	—	1,637
Earnings (loss) from unconsolidated entities (8)	1,412	(109)	—	5,801	—	7,104
Sales of properties (9)	(44,438)	—	—	—	—	(44,438)
Distributable Earnings (Loss)	$174,217	$20,825	$17,432	$51,580	$(112,965)	$151,089
Distributable Earnings (Loss) per Weighted Average Diluted Share	$0.49	$0.06	$0.05	$0.15	$(0.32)	$0.43

The following table presents our summarized results of operations and reconciliation to Distributable Earnings for the three months ended March 31, 2025, by business segment (amounts in thousands, except per share data). Refer to the footnotes following the Distributable Earnings reconciliation table for the six months ended June 30, 2024.

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

Three Months Ended June 30, 2025 Compared to the Three Months Ended March 31, 2025

Commercial and Residential Lending Segment

The Commercial and Residential Lending Segment’s Distributable Earnings decreased by $4.6 million, from $178.8 million during the first quarter of 2025 to $174.2 million in the second quarter of 2025. After making adjustments for the calculation of Distributable Earnings, revenues were $349.8 million, costs and expenses were $198.4 million, other income was $22.8 million and there was no income tax provision or benefit.

Revenues, consisting principally of interest income on loans, increased by $18.0 million in the second quarter of 2025, primarily due to an increase in interest income from loans of $22.7 million, partially offset by decreases of $2.4 million in interest income from investment securities, reflecting lower balances, and $1.7 million in rental income from foreclosed properties. The increase in interest income from loans was comprised of (i) a $23.9 million increase from commercial loans primarily reflecting higher average balances and (ii) a $1.2 million decrease from residential loans primarily reflecting lower average balances.

Costs and expenses increased by $15.3 million in the second quarter of 2025, primarily due to a $14.9 million increase in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio, primarily due to higher average borrowings outstanding.

Other income decreased by $7.3 million in the second quarter of 2025, primarily due to (i) a $16.9 million net loss on sale of investments and other assets and (ii) an $11.5 million decrease in realized gains on derivatives, partially offset by a $20.8 million gain on extinguishment of debt primarily related to the sale of a foreclosed property.

Infrastructure Lending Segment

The Infrastructure Lending Segment’s Distributable Earnings increased by $0.8 million, from $20.0 million during the first quarter of 2025 to $20.8 million in the second quarter of 2025. After making adjustments for the calculation of Distributable Earnings, revenues were $67.2 million, costs and expenses were $45.6 million and other loss was $0.8 million.

Revenues, consisting principally of interest income on loans, increased by $5.6 million in the second quarter of 2025, primarily due to a $5.5 million increase in interest income from loans, reflecting higher average loan balances, the effect of which was partially offset by lower average spreads.

Costs and expenses increased by $4.1 million in the second quarter of 2025, primarily due to a $4.0 million increase in interest expense, reflecting higher average borrowings outstanding.

Other loss increased by $0.7 million in the second quarter of 2025, primarily due to a loss on extinguishment of debt.

Property Segment

Distributable Earnings by Portfolio (amounts in thousands)

	For the Three Months Ended
	June 30, 2025	March 31, 2025	Change
Woodstar Fund, net of non-controlling interests	17,528	16,458	1,070
Medical Office Portfolio	1,679	1,802	(123)
D.C. Multifamily Conversion	(635)	(828)	193
Other/Corporate	(1,140)	(1,164)	24
Distributable Earnings	$17,432	$16,268	$1,164

The Property Segment’s Distributable Earnings increased by $1.1 million, from $16.3 million during the first quarter of 2025 to $17.4 million in the second quarter of 2025. After making adjustments for the calculation of Distributable Earnings, revenues were $17.0 million, costs and expenses were $16.3 million, other income was $20.8 million and the deduction of income attributable to non-controlling interests in the Woodstar Fund was $4.1 million.

Revenues and costs and expenses remained relatively unchanged in the second quarter of 2025.

Other income increased by $1.4 million in the second quarter of 2025, primarily due to a $1.3 million increase in distributable earnings from the Woodstar Fund.

Income attributable to non-controlling interests in the Woodstar Fund increased by $0.3 million in the second quarter of 2025.

Investing and Servicing Segment

The Investing and Servicing Segment’s Distributable Earnings increased by $2.0 million, from $49.6 million during the first quarter of 2025 to $51.6 million in the second quarter of 2025. After making adjustments for the calculation of Distributable Earnings, revenues were $61.2 million, costs and expenses were $35.0 million, other income was $27.6 million, there was no income tax provision or benefit, and the deduction of income attributable to non-controlling interests was $2.2 million.

Revenues decreased by $12.9 million in the second quarter of 2025, primarily due to (i) an $11.7 million net decrease in interest income, primarily due to lower interest recoveries on CMBS investments, and (ii) a $3.2 million decrease in servicing fees. The treatment of CMBS interest income on a GAAP basis is complicated by our application of the ASC 810 consolidation rules. In an attempt to treat these securities similar to our other investment securities, we compute distributable interest income pursuant to an effective yield methodology. In doing so, we segregate the portfolio into various categories based on the components of the bonds’ cash flows and the volatility related to each of these components. We then accrete interest income on an effective yield basis using the components of cash flows that are reliably estimable. Other minor adjustments are made to reflect management’s expectations for other components of the projected cash flow stream.

Costs and expenses increased by $2.1 million in the second quarter of 2025, primarily due to a $1.9 million increase in general and administrative expenses, principally related to increased loan securitization activity.

Other income includes profit realized upon securitization of loans by our conduit business, gains on sales of CMBS and operating properties, gains and losses on derivatives that were either effectively terminated or novated, and earnings from unconsolidated entities. These items are typically offset by a decrease in the fair value of our domestic servicing rights intangible which reflects the expected amortization of this deteriorating asset, net of increases in fair value due to the attainment of new servicing contracts. Derivatives include instruments which hedge interest rate risk and credit risk on our conduit loans and CMBS investments. For GAAP purposes, the loans, CMBS and derivatives are accounted for at fair value, with all changes in fair value (realized or unrealized) recognized in earnings. The adjustments to Distributable Earnings outlined above are also applied to the GAAP earnings of our unconsolidated entities. Other income increased by $16.0 million in the second quarter of 2025, primarily due to (i) a $5.2 million increase in earnings from unconsolidated entities, (ii) a $4.5 million increase in realized gains on conduit loans, (iii) a $3.7 million favorable change in fair value of servicing rights and (iv) a $1.4 million favorable change in realized gain (loss) on derivatives which primarily hedge our interest rate risk on conduit loans and CMBS investments.

Income attributable to non-controlling interests decreased $1.0 million in the second quarter of 2025, primarily due to non-controlling interests in lower distributable earnings of a consolidated CMBS joint venture.

Corporate

Corporate loss increased by $4.6 million, from $108.4 million during the first quarter of 2025 to $113.0 million in the second quarter of 2025, primarily due to a $5.3 million increase in interest expense, principally reflecting higher average balances of unsecured senior notes outstanding.

The following table presents our summarized results of operations and reconciliation to Distributable Earnings for the six months ended June 30, 2025, by business segment (amounts in thousands, except per share data):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Total
Revenues	$669,373	$128,809	$33,026	$112,660	$631	$944,499
Costs and expenses	(370,988)	(91,199)	(44,307)	(73,429)	(235,185)	(815,108)
Other income	46,150	609	7,263	28,321	43,500	125,843
Income (loss) before income taxes	344,535	38,219	(4,018)	67,552	(191,054)	255,234
Income tax benefit (provision)	5,201	(45)	—	(9,593)	—	(4,437)
(Income) loss attributable to non-controlling interests	(7)	—	(10,410)	1,689	—	(8,728)
Net income (loss) attributable to Starwood Property Trust, Inc.	349,729	38,174	(14,428)	59,648	(191,054)	242,069
Add / (Deduct):
Non-controlling interests attributable to Woodstar II Class A Units	—	—	9,288	—	—	9,288
Non-controlling interests attributable to unrealized gains/losses	—	—	(6,757)	(7,202)	—	(13,959)
Non-cash equity compensation expense	5,636	1,323	216	2,764	16,841	26,780
Management incentive fee	—	—	—	—	10,244	10,244
Depreciation and amortization	6,270	—	11,958	3,697	—	21,925
Interest income adjustment for loans and securities	12,048	—	—	22,466	—	34,514
Consolidated income tax (benefit) provision associated with fair value adjustments	(5,201)	45	—	9,593	—	4,437
Other non-cash items	8	—	611	(746)	—	(127)
Reversal of GAAP unrealized and realized (gains) / losses on: (1)
Loans	(50,999)	—	—	(37,272)	—	(88,271)
Credit loss (reversal) provision, net	(22,096)	2,763	—	—	—	(19,333)
Securities	(5,339)	—	—	18,901	—	13,562
Woodstar Fund investments	—	—	(9,025)	—	—	(9,025)
Derivatives	181,978	19	111	2,377	(43,500)	140,985
Foreign currency	(117,873)	(866)	187	—	—	(118,552)
Earnings from unconsolidated entities	(2,708)	(545)	—	(5,892)	—	(9,145)
Sales of properties	(4,128)	—	—	—	—	(4,128)
Recognition of Distributable realized gains / (losses) on:
Loans (2)	(882)	—	—	33,872	—	32,990
Securities (4)	(347)	—	—	(6,756)	—	(7,103)
Woodstar Fund investments (5)	—	—	41,921	—	—	41,921
Derivatives (6)	46,596	103	(196)	(677)	(13,902)	31,924
Foreign currency (7)	2,057	58	(186)	—	—	1,929
Earnings (loss) from unconsolidated entities (8)	2,708	(217)	—	6,407	—	8,898
Sales of properties (9)	(44,438)	—	—	—	—	(44,438)
Distributable Earnings (Loss)	$353,019	$40,857	$33,700	$101,180	$(221,371)	$307,385
Distributable Earnings (Loss) per Weighted Average Diluted Share	$1.00	$0.12	$0.10	$0.29	$(0.63)	$0.88

The following table presents our summarized results of operations and reconciliation to Distributable Earnings for the six months ended June 30, 2024, by business segment (amounts in thousands, except per share data):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Total
Revenues	$824,109	$132,164	$36,873	$97,673	$1,310	$1,092,129
Costs and expenses	(575,867)	(87,638)	(50,483)	(73,387)	(213,527)	(1,000,902)
Other income (loss)	88,980	(215)	107,396	(9,700)	(23,019)	163,442
Income (loss) before income taxes	337,222	44,311	93,786	14,586	(235,236)	254,669
Income tax (provision) benefit	(11,508)	258	—	(5,834)	—	(17,084)
(Income) loss attributable to non-controlling interests	(7)	—	(11,862)	6,506	—	(5,363)
Net income (loss) attributable to Starwood Property Trust, Inc.	325,707	44,569	81,924	15,258	(235,236)	232,222
Add / (Deduct):
Non-controlling interests attributable to Woodstar II Class A Units	—	—	9,319	—	—	9,319
Non-controlling interests attributable to unrealized gains/losses	—	—	(3,963)	(11,523)	—	(15,486)
Non-cash equity compensation expense	4,738	964	185	3,173	11,654	20,714
Management incentive fee	—	—	—	—	22,593	22,593
Depreciation and amortization	4,384	10	11,951	3,731	—	20,076
Interest income adjustment for securities	10,948	—	—	17,261	—	28,209
Consolidated income tax provision (benefit) associated with fair value adjustments	11,508	(258)	—	5,834	—	17,084
Other non-cash items	7	—	552	(352)	—	207
Reversal of GAAP unrealized and realized (gains) / losses on: (1)
Loans	(7,034)	—	—	(28,374)	—	(35,408)
Credit loss provision, net	77,972	576	—	—	—	78,548
Securities	7,265	—	—	40,168	—	47,433
Woodstar Fund investments	—	—	(15,894)	—	—	(15,894)
Derivatives	(120,072)	(163)	(1,988)	(3,721)	23,019	(102,925)
Foreign currency	34,960	67	(42)	—	—	34,985
Earnings from unconsolidated entities	(9,016)	(269)	—	(863)	—	(10,148)
Sales of properties	—	—	(92,003)	—	—	(92,003)
Recognition of Distributable realized gains / (losses) on:
Loans (2)	(3,398)	—	—	27,420	—	24,022
Realized credit loss (3)	—	(1,546)	—	—	—	(1,546)
Securities (4)	(9,292)	—	—	(37,895)	—	(47,187)
Woodstar Fund investments(5)	—	—	35,203	—	—	35,203
Derivatives (6)	71,085	184	8,823	5,373	(20,325)	65,140
Foreign currency (7)	(8,675)	(12)	42	—	—	(8,645)
Earnings (loss) from unconsolidated entities (8)	2,994	(29)	—	683	—	3,648
Sales of properties (9)	—	—	39,150	—	—	39,150
Distributable Earnings (Loss)	$394,081	$44,093	$73,259	$36,173	$(198,295)	$349,311
Distributable Earnings (Loss) per Weighted Average Diluted Share	$1.21	$0.14	$0.22	$0.11	$(0.61)	$1.07
______________________________________________________________________________________________________________________

(1)The reconciling items in this section are exactly equivalent to the amounts recognized within GAAP net income (before the consolidation of VIEs), each of which can be agreed back to the respective lines within Note 23 to our Condensed Consolidated Financial Statements. They reflect both unrealized and realized (gains) and losses and, in the case of property sales, include the related gain or loss on extinguishment of debt associated with such sale, if any. For added transparency and consistency of presentation, the entire amount recognized in GAAP income is reversed in this section, and the realized components of these amounts are reflected in the next section entitled “Recognition of Distributable realized gains / (losses).”

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
(9)Represents the realized gain (loss) on sales of properties held at depreciated cost. Because depreciation is a non-cash expense that is excluded from Distributable Earnings, GAAP gains upon sale of a property are higher, and GAAP losses are lower, than the respective realized amounts reflected in Distributable Earnings. The amount is calculated as net sales proceeds less undepreciated cost, adjusted for any noncontrolling interest and any realized gain or loss on extinguishment of debt.

Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024
Commercial and Residential Lending Segment
The Commercial and Residential Lending Segment’s Distributable Earnings decreased by $41.1 million, from $394.1 million during the first half of 2024 to $353.0 million in the first half of 2025. After making adjustments for the calculation of Distributable Earnings, revenues were $681.6 million, costs and expenses were $381.4 million, other income was $52.8 million and there was no income tax provision or benefit.
Revenues, consisting principally of interest income on loans, decreased by $153.8 million in the first half of 2025, primarily due to decreases in interest income from loans of $146.1 million and investment securities of $17.7 million, partially offset by a $7.1 million increase in rental income from foreclosed properties. The decrease in interest income from loans reflects (i) a $141.5 million decrease from commercial loans, reflecting lower average balances, additional loans placed on nonaccrual, lower average index rates and spreads and lower prepayment related income, and (ii) a $4.6 million decrease from residential loans principally due to lower average balances. The decrease in interest income from investment securities was primarily due to lower average commercial investment balances due to repayments.
Costs and expenses decreased by $107.7 million in the first half of 2025, primarily due to a $106.6 million decrease in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio, reflecting lower average borrowings outstanding due to paydowns from net loan repayments and excess cash balances and the effect of lower average index rates.
Other income increased by $5.0 million in the first half of 2025, primarily due to (i) a $20.5 million gain on extinguishment of debt primarily related to the sale of a foreclosed property, (ii) an $11.5 million decrease in recognized credit losses on RMBS investments and residential loans and (iii) a $4.0 million decrease in other loss, partially offset by (iii) a $16.9 million net loss on sale of investments and other assets and (iv) a $13.8 million decrease in realized gains on derivative financial instruments, net of related foreign currency gains (losses).
Infrastructure Lending Segment
The Infrastructure Lending Segment’s Distributable Earnings decreased by $3.2 million, from $44.1 million during the first half of 2024 to $40.9 million in the first half of 2025. After making adjustments for the calculation of Distributable Earnings, revenues were $128.8 million, costs and expenses were $87.1 million and other loss was $0.8 million.
Revenues, consisting principally of interest income on loans, decreased by $3.3 million in the first half of 2025, primarily due to a $4.2 million decrease in interest income from loans, partially offset by a $0.8 million increase in interest income on cash balances. The decrease in interest income from loans reflects lower average index rates and spreads, partially offset by higher average balances and prepayment related income.
Costs and expenses decreased by $0.5 million in the first half of 2025, primarily due to (i) a $2.6 million decrease in interest expense, reflecting lower average index rates, partially offset by higher average borrowings outstanding, and (ii) the nonrecurrence of a $1.5 million recognized credit loss in the first half of 2024, partially offset by (iii) $3.6 million of other expense in the first half of 2025.
Other loss increased by $0.4 million in the first half of 2025.
Property Segment
Distributable Earnings by Portfolio (amounts in thousands)

	For the Six Months Ended June 30,
	2025	2024	Change
Woodstar Fund, net of non-controlling interests	33,986	28,718	5,268
Master Lease Portfolio	$—	$40,720	$(40,720)
Medical Office Portfolio	3,480	5,986	(2,506)
D.C. Multifamily Conversion	(1,463)	—	(1,463)
Other/Corporate	(2,303)	(2,165)	(138)
Distributable Earnings	$33,700	$73,259	$(39,559)

The Property Segment’s Distributable Earnings decreased by $39.6 million, from $73.3 million during the first half of 2024 to $33.7 million in the first half of 2025. After making adjustments for the calculation of Distributable Earnings, revenues were $34.0 million, costs and expenses were $32.7 million, other income was $40.3 million and the deduction of income attributable to non-controlling interests in the Woodstar Fund was $7.9 million.
Revenues decreased by $3.7 million in the first half of 2025, primarily due to the sale of our Master Lease Portfolio on February 29, 2024.
Costs and expenses decreased by $9.7 million in the first half of 2025, primarily due to (i) an $8.6 million decrease in interest expense on variable rate borrowings of the Medical Office Portfolio, reflecting lower refinanced balances, interest rate derivative premium cost amortization and index rates, and (ii) the sale of our Master Lease Portfolio on February 29, 2024.
Other income decreased by $44.2 million in the first half of 2025, primarily due to the nonrecurrence of a $37.4 million net gain on sale of our Master Lease Portfolio and $12.6 million of realized gains on derivatives which primarily hedge our interest rate risk on borrowings secured by our Medical Office Portfolio, both of which were in the first half of 2024, partially offset by a $6.7 million increase in income of the Woodstar Fund.
Income attributable to non-controlling interests in the Woodstar Fund increased $1.4 million in the second half of 2025.
Investing and Servicing Segment
The Investing and Servicing Segment’s Distributable Earnings increased by $65.0 million from $36.2 million during the first half of 2024 to $101.2 million in the first half of 2025. After making adjustments for the calculation of Distributable Earnings, revenues were $135.3 million, costs and expenses were $67.9 million, other income was $39.3 million, there was no income tax provision or benefit, and the deduction of income attributable to non-controlling interests was $5.5 million.
Revenues increased by $20.2 million in the first half of 2025, primarily due to (i) an $11.1 million increase in interest income, primarily due to higher interest recoveries on CMBS investments, and (ii) a $7.4 million increase in servicing fees principally related to default interest.
Costs and expenses increased by $0.9 million in the first half of 2025.
Other income increased by $46.2 million in the first half of 2025, primarily due to (i) a $29.7 million decrease in recognized credit losses on CMBS, (ii) a $6.5 million increase in realized gains on conduit loans, (iii) a $5.9 million favorable change in fair value of servicing rights and (iv) a $5.7 million increase in earnings from unconsolidated entities, partially offset by (v) a $6.1 million unfavorable change in realized gain (loss) on derivatives which primarily hedge our interest rate risk on conduit loans and CMBS investments.
Income attributable to non-controlling interests increased $0.5 million in the first half of 2025.
Corporate
Corporate loss increased by $23.1 million, from $198.3 million during the first half of 2024 to $221.4 million in the first half of 2025, primarily due to a $24.9 million increase in interest expense reflecting higher average unsecured senior notes and secured term loans outstanding, partially offset by lower variable interest rates on the secured term loans.
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

Sources of Liquidity
Our primary sources of liquidity are as follows:
Cash Flows for the Six Months Ended June 30, 2025 (amounts in thousands)

	GAAP	VIE Adjustments	Excluding Securitization VIEs
Net cash provided by operating activities	$151,511	$—	$151,511
Cash Flows from Investing Activities:
Origination, purchase and funding of loans held-for-investment	(3,822,158)	—	(3,822,158)
Proceeds from principal collections and sale of loans	1,789,364	—	1,789,364
Purchase and funding of investment securities	(21,573)	(61,638)	(83,211)
Proceeds from sales, redemptions and collections of investment securities	60,495	85,229	145,724
Proceeds from sales of real estate	58,903	—	58,903
Proceeds from sale of interest in an unconsolidated entity	69,824	—	69,824
Purchases and additions to properties and other assets	(14,756)	—	(14,756)
Net cash flows from other investments and assets	21,076	(11)	21,065
Net cash used in investing activities	(1,858,825)	23,580	(1,835,245)
Cash Flows from Financing Activities:
Proceeds from borrowings	6,659,763	—	6,659,763
Principal repayments on and repurchases of borrowings	(4,716,024)	(221)	(4,716,245)
Payment of deferred financing costs	(29,684)	—	(29,684)
Net proceeds from issuances of common stock	33,155	—	33,155
Payment of dividends	(326,033)	—	(326,033)
Contributions from non-controlling interests	1,489	—	1,489
Distributions to non-controlling interests	(18,673)	—	(18,673)
Repayment of debt of consolidated VIEs	(61,870)	61,870	—
Distributions of cash from consolidated VIEs	85,229	(85,229)	—
Net cash provided by financing activities	1,627,352	(23,580)	1,603,772
Net decrease in cash, cash equivalents and restricted cash	(79,962)	—	(79,962)
Cash, cash equivalents and restricted cash, beginning of period	553,995	—	553,995
Effect of exchange rate changes on cash	832	—	832
Cash, cash equivalents and restricted cash, end of period	$474,865	$—	$474,865
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
Cash and cash equivalents decreased by $80.0 million during the six months ended June 30, 2025, reflecting net cash used in investing activities of $1.8 billion, offset by net cash provided by financing activities of $1.6 billion and net cash provided by operating activities of $151.5 million.
Net cash provided by operating activities of $151.5 million during the six months ended June 30, 2025 related primarily to cash interest income of $669.1 million from our loans and $82.6 million from our investment securities. Other cash inflows included sales and principal collections, net of originations and purchases of loans held-for-sale of $96.6 million, servicing fees of $39.6 million, net rental income of $29.7 million, distributions from our affordable housing fund investments of $27.0 million and receipts from our interest rate derivatives of $17.6 million. Offsetting these cash inflows was cash interest expense of $562.4 million, general and administrative expenses of $161.7 million and a net change in operating assets and liabilities of $105.4 million.

Net cash used in investing activities of $1.8 billion for the six months ended June 30, 2025 related primarily to the origination and acquisition of loans held-for-investment of $3.8 billion and the purchase and funding of investment securities of $83.2 million. Offsetting these cash outflows was proceeds received from principal collections and sale of loans held-for-investment of $1.8 billion and investment securities of $145.7 million, proceeds from the sale of an interest in an unconsolidated entity of $69.8 million and proceeds from the sale of real estate of $58.9 million.
Net cash provided by financing activities of $1.6 billion for the six months ended June 30, 2025 related primarily to borrowings on our debt, net of repayments and deferred loan costs, of $1.9 billion, partially offset by dividend distributions of $326.0 million.
Our Investment Portfolio
The following is a review of our investment portfolio by segment.
Commercial and Residential Lending Segment
The following table sets forth the amount of each category of investments we owned across various property types within our Commercial and Residential Lending Segment as of June 30, 2025 and December 31, 2024 (dollars in thousands):

	Face Amount	Carrying Value		Asset Specific Financing	Net Investment	Unlevered Return on Asset (6)
June 30, 2025
First mortgages (1)	$14,838,873	$14,789,703		$8,959,588	$5,830,115	8.1%
Subordinated mortgages (2)	32,459	32,821		—	32,821	15.0%
Mezzanine loans (1)	297,208	294,288		—	294,288	11.4%
Other loans	51,688	51,580		—	51,580	9.4%
Loans held-for-sale, fair value option, residential	2,571,679	2,323,276		2,083,366	239,910	4.4%	(5)
RMBS, available-for-sale	176,793	91,363		17,010	74,353	10.4%
RMBS, fair value option	326,274	413,676	(3)	153,998	259,678	18.4%
HTM debt securities (4)	378,687	378,170		126,266	251,904	8.5%
Credit loss allowance	N/A	(418,765)		—	(418,765)
Equity security	4,697	4,110		—	4,110
Investments in unconsolidated entities	N/A	8,514		—	8,514
Properties, net	N/A	764,852		30,752	734,100
	$18,678,358	$18,733,588		$11,370,980	$7,362,608

December 31, 2024
First mortgages (1)	$12,955,038	$12,931,333		$7,371,711	$5,559,622	8.3%
Subordinated mortgages (2)	31,000	31,247		—	31,247	15.4%
Mezzanine loans (1)	324,021	323,041		—	323,041	11.3%
Other loans	46,688	46,255		—	46,255	13.2%
Loans held-for-sale, fair value option, residential	2,694,959	2,394,624		2,125,990	268,634	4.5%	(5)
RMBS, available-for-sale	180,654	93,806		17,248	76,558	10.4%
RMBS, fair value option	326,274	421,122	(3)	154,870	266,252	18.5%
HTM debt securities (4)	405,404	404,081		121,832	282,249	8.9%
Credit loss allowance	N/A	(451,205)		—	(451,205)
Equity security	5,606	5,146		—	5,146
Investments in unconsolidated entities	N/A	26,441		—	26,441
Properties, net	N/A	650,966		87,750	563,216
	$16,969,644	$16,876,857		$9,879,401	$6,997,456
__________________________________________
(1)First mortgages include first mortgage loans and any contiguous mezzanine loan components because as a whole, the expected credit quality of these loans is more similar to that of a first mortgage loan. The application of this methodology resulted in mezzanine loans with carrying values of $1.1 billion and $0.9 billion being classified as first mortgages as of June 30, 2025 and December 31, 2024, respectively.
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
As of June 30, 2025 and December 31, 2024, our Commercial and Residential Lending Segment’s investment portfolio, excluding residential loans, RMBS, properties and other investments, had the following characteristics based on carrying values:

Collateral Property Type	June 30, 2025	December 31, 2024
Multifamily	33.9%	34.5%
Office	19.6%	22.0%
Industrial	12.9%	8.9%
Hotel	10.7%	12.1%
Mixed Use	9.3%	9.6%
Residential	2.3%	1.6%
Retail	2.2%	1.6%
Other	9.1%	9.7%
	100.0%	100.0%

Geographic Location	June 30, 2025	December 31, 2024
U.S. Regions:
South West	17.1%	15.4%
North East	16.1%	18.4%
South East	13.7%	15.8%
West	12.0%	10.5%
Mid Atlantic	6.8%	9.3%
Midwest	2.0%	2.2%
International:
United Kingdom	13.9%	12.8%
Other Europe	9.7%	6.3%
Australia	6.8%	7.3%
Bahamas/Bermuda	1.9%	2.0%
	100.0%	100.0%

Infrastructure Lending Segment
The following table sets forth the amount of each category of investments we owned within our Infrastructure Lending Segment as of June 30, 2025 and December 31, 2024 (dollars in thousands):

	Face Amount	Carrying Value	Asset Specific Financing	Net Investment	Unlevered Return on Asset (1)
June 30, 2025
First priority infrastructure loans and HTM securities	$3,163,463	$3,101,432	$2,427,355	$674,077	8.8%
Credit loss allowance	N/A	(24,055)	—	(24,055)
Investments in unconsolidated entities	N/A	54,651	—	54,651
	$3,163,463	$3,132,028	$2,427,355	$704,673

December 31, 2024
First priority infrastructure loans and HTM securities	$2,631,732	$2,580,775	$1,989,860	$590,915	8.9%
Credit loss allowance	N/A	(21,553)	—	(21,553)
Investments in unconsolidated entities	N/A	54,105	—	54,105
	$2,631,732	$2,613,327	$1,989,860	$623,467
__________________________________________
(1)Calculated using applicable index rates for variable rate investments as of the respective period end and excludes loans for which interest income is not recognized. In addition to cash coupon, unlevered return includes the amortization of deferred purchase discounts.
As of June 30, 2025 and December 31, 2024, our Infrastructure Lending Segment’s investment portfolio had the following characteristics based on carrying values:

Collateral Type	June 30, 2025	December 31, 2024
Power	59.2%	57.1%
Oil & gas - midstream	26.8%	33.5%
Oil & gas - downstream	13.3%	8.5%
Oil & gas - upstream	0.7%	0.9%
	100.0%	100.0%

Geographic Location	June 30, 2025	December 31, 2024
U.S. Regions:
North East	28.8%	31.7%
South West	22.0%	20.5%
Midwest	19.9%	20.1%
South East	13.0%	17.0%
West	11.6%	5.8%
Mid-Atlantic	1.0%	1.4%
Other	1.1%	1.3%
International:
United Kingdom	1.6%	1.9%
Canada	0.8%	—%
Mexico	0.2%	0.3%
	100.0%	100.0%

Property Segment
The following table sets forth the amount of each category of investments held within our Property Segment as of June 30, 2025 and December 31, 2024 (amounts in thousands):

	June 30, 2025	December 31, 2024
Properties, net	$650,398	$657,246
Lease intangibles, net	20,153	21,415
Woodstar Fund	2,055,555	2,073,533
	$2,726,106	$2,752,194
The following table sets forth our net investment and other information regarding the Property Segment’s properties and lease intangibles as of June 30, 2025 (dollars in thousands):

	Carrying Value	Asset Specific Financing	Net Investment	Occupancy Rate	Weighted Average Remaining Lease Term
Office—Medical Office Portfolio	$788,265	$480,912	$307,353	88.7%	5.4 years
D.C. Multifamily Conversion	116,320	—	116,320	N/A	N/A
Subtotal—undepreciated carrying value	904,585	480,912	423,673
Accumulated depreciation and amortization	(234,034)	—	(234,034)
Net carrying value	$670,551	$480,912	$189,639
As of June 30, 2025 and December 31, 2024, our Property Segment’s investment portfolio had the following geographic characteristics based on carrying values:

Geographic Location	June 30, 2025	December 31, 2024
South East	85.4%	85.3%
North East	4.1%	4.2%
Mid-Atlantic	3.0%	2.9%
South West	2.9%	2.9%
West	2.4%	2.5%
Midwest	2.2%	2.2%
	100.0%	100.0%

Investing and Servicing Segment
The following table sets forth the amount of each category of investments we owned within our Investing and Servicing Segment as of June 30, 2025 and December 31, 2024 (amounts in thousands):

	Face Amount	Carrying Value		Asset Specific Financing		Net Investment
June 30, 2025
CMBS, fair value option	$2,780,722	$1,202,438	(1)	$442,507	(2)	$759,931
Intangible assets - servicing rights	N/A	61,589	(3)	—		61,589
Lease intangibles, net	N/A	5,005		—		5,005
Loans held-for-sale, fair value option, commercial	175,950	171,562		17,677		153,885
Investments in unconsolidated entities	N/A	33,225	(4)	—		33,225
Properties, net	N/A	64,761		57,894		6,867
	$2,956,672	$1,538,580		$518,078		$1,020,502
December 31, 2024
CMBS, fair value option	$2,822,153	$1,225,024	(1)	$445,966	(2)	$779,058
Intangible assets - servicing rights	N/A	58,135	(3)	—		58,135
Lease intangibles, net	N/A	5,545		—		5,545
Loans held-for-sale, fair value option, commercial	125,695	121,384		86,753		34,631
Investments in unconsolidated entities	N/A	33,640	(4)	—		33,640
Properties, net	N/A	65,466		58,375		7,091
	$2,947,848	$1,509,194		$591,094		$918,100
______________________________________________

(1)Includes $1.18 billion and $1.20 billion of CMBS eliminated in consolidation against VIE liabilities pursuant to ASC 810 as of June 30, 2025 and December 31, 2024, respectively. Also includes $139.5 million and $148.6 million of non-controlling interests in the consolidated entities which hold certain of these CMBS as of June 30, 2025 and December 31, 2024, respectively.
(2)Includes $26.9 million and $30.3 million of non-controlling interests in the consolidated entities which hold certain debt balances as of June 30, 2025 and December 31, 2024, respectively.
(3)Includes $36.1 million and $35.7 million of servicing rights intangibles eliminated in consolidation against VIE assets pursuant to ASC 810 as of June 30, 2025 and December 31, 2024, respectively.
(4)Includes $15.0 million and $14.8 million of investments in unconsolidated entities eliminated in consolidation against VIE assets pursuant to ASC 810 as of June 30, 2025 and December 31, 2024, respectively.

Secured Borrowings
The following table is a summary of our secured borrowings as of June 30, 2025 (dollars in thousands):

	Current Maturity		Extended Maturity (a)		Weighted Average Coupon		Pledged Asset Carrying Value		Maximum Facility Size		Outstanding Balance		Approved but Undrawn Capacity (b)	Unallocated Financing Amount (c)
Repurchase Agreements:
Commercial Loans	Jul 2025 to May 2031	(d)	Jan 2028 to Dec 2033	(d)	Index + 2.05%	(e)	$11,212,937		$11,473,813	(f)	$7,046,856		$792,818	$3,634,139
Residential Loans	Mar 2026 to Oct 2027		Mar 2026 to Apr 2028		SOFR + 1.65%		2,320,628		3,450,000		2,083,814		1,623	1,364,563
Infrastructure Loans	Sep 2027		Sep 2029		Index + 2.19%		518,831		650,000		416,917		—	233,083
Conduit Loans	Dec 2025 to Jun 2027		Dec 2026 to Jun 2028		SOFR + 2.10%		24,421		375,000		18,375		—	356,625
CMBS/RMBS	Sep 2025 to Apr 2032	(g)	Dec 2025 to Oct 2032	(g)	(h)		1,386,532		997,119		715,713	(i)	84,443	196,963
Total Repurchase Agreements							15,463,349		16,945,932		10,281,675		878,884	5,785,373
Other Secured Financing:
Borrowing Base Facility	Oct 2027		Oct 2029		SOFR + 2.00%		108,180		1,250,000	(j)	2,000		79,127	1,168,873
Commercial Financing Facilities	Jan 2026 to Apr 2030		Jan 2027 to Dec 2033		Index + 1.97%		653,731		983,993	(k)	453,686		—	530,307
Infrastructure Financing Facilities	Jul 2025 to Aug 2028		Oct 2027 to Jul 2032		SOFR + 2.02%		951,956		1,425,000		779,964		11,364	633,672
Property Mortgages - Variable rate	Jul 2025 to May 2026		N/A		SOFR + 2.53%		615,715		521,192		508,716		10,000	2,476
Property Mortgages - Fixed rate	Dec 2025 to Jun 2026		N/A		4.51%		23,988		20,102		20,102		—	—
Term Loans and Revolver	Nov 2027 to Jan 2030		N/A		SOFR + 2.25%		N/A	(l)	1,779,829		1,579,829		200,000	—
STWD 2022-FL3 CLO	Nov 2038		N/A		SOFR + 1.69%		872,915		709,963		709,963		—	—
STWD 2021-HTS SASB	Apr 2034		N/A		SOFR + 3.08%		159,807		139,104		139,104		—	—
STWD 2021-FL2 CLO	Apr 2038		N/A		SOFR + 1.75%		925,486		702,075		702,075		—	—
Starwood 2025-SIF5 CLO	Apr 2037		N/A		SOFR + 1.73%		507,712		413,500		413,500		—	—
Starwood 2024-SIF4 CLO	Oct 2036		N/A		SOFR + 1.93%		613,602		496,200		496,200		—	—
STWD 2024-SIF3 CLO	Apr 2036		N/A		SOFR + 2.18%		409,212		330,000		330,000		—	—
Total Other Secured Financing							5,842,304		8,770,958		6,135,139		300,491	2,335,328
							$21,305,653		$25,716,890		$16,416,814		$1,179,375	$8,120,701
Unamortized net discount											(18,675)
Unamortized deferred financing costs											(74,975)
											$16,323,164
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
(e)Certain facilities with an outstanding balance of $3.0 billion as of June 30, 2025 are indexed to EURIBOR, BBSY, SARON and SONIA. The remainder are indexed to SOFR.
(f)Certain facilities with an aggregate initial maximum facility size of $11.1 billion may be increased to $11.5 billion, subject to certain conditions. The $11.5 billion amount includes such upsizes.
(g)Certain facilities with an outstanding balance of $319.7 million as of June 30, 2025 carry a rolling 12-month term which may reset quarterly with the lender’s consent. These facilities carry no maximum facility size.
(h)A facility with an outstanding balance of $321.9 million as of June 30, 2025 has a weighted average fixed annual interest rate of 3.96%. All other facilities are variable rate with a weighted average rate of SOFR + 1.97%.
(i)Includes: (i) $321.9 million outstanding on a repurchase facility that is not subject to margin calls; and (ii) $26.9 million outstanding on one of our repurchase facilities that represents the 49% pro rata share owed by a non-controlling partner in a consolidated joint venture (see Note 15 to the Condensed Consolidated Financial Statements).

(j)The maximum facility size as of June 30, 2025 of $615.0 million may be increased to $1.3 billion, subject to certain conditions. The $1.3 billion amount includes such upsize.
(k)Certain facilities with an aggregate initial maximum facility size of $884.0 million may be increased to $984.0 million, subject to certain conditions. The $984.0 million amount includes such upsizes.
(l)These facilities are secured by the equity interests in certain of our subsidiaries which totaled $6.4 billion as of June 30, 2025.
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

Quarter Ended	Quarter-End Balance	Weighted-Average Balance During Quarter	Variance
December 31, 2024	14,440,425	14,767,193	(326,768)
March 31, 2025	15,701,971	14,882,903	819,068	(a)
June 30, 2025	16,416,814	16,037,485	379,329
__________________________________________________
(a)Variance primarily due to secured debt advances utilized to fund new commercial loan originations at quarter end.
Borrowings under Unsecured Senior Notes
During the three months ended June 30, 2025 and 2024, the weighted average effective borrowing rate on our unsecured senior notes was 6.3% and 5.6%, respectively. During the six months ended June 30, 2025 and 2024, the weighted average effective borrowing rate on our unsecured senior notes was 6.2% and 5.4%, respectively. The effective borrowing rate includes the effects of underwriter purchase discount.
Refer to Note 11 to the Condensed Consolidated Financial Statements for further disclosure regarding the terms of our unsecured senior notes.
Scheduled Principal Repayments on Investments and Overhang on Financing Facilities
The following scheduled and/or projected principal repayments on our investments were based on amounts outstanding and extended contractual maturities of those investments as of June 30, 2025. The projected and/or required repayments of financing were based on the earlier of (i) the extended contractual maturity of each credit facility or (ii) the extended contractual maturity of each of the investments that have been pledged as collateral under the respective credit facility (amounts in thousands):

	Scheduled Principal Repayments on Loans and HTM Securities	Scheduled/Projected Principal Repayments on RMBS and CMBS	Projected/Required Repayments of Financing	Scheduled Principal Inflows Net of Financing Outflows
Third Quarter 2025	$564,725	$31,253	$(228,302)	$367,676
Fourth Quarter 2025	826,370	56,325	(435,516)	447,179
First Quarter 2026	424,594	7,911	(394,158)	38,347
Second Quarter 2026	890,736	63,208	(1,168,523)	(214,579)
Total	$2,706,425	$158,697	$(2,226,499)	$638,623
In the normal course of business, the Company is in discussions with its lenders to extend, amend or replace any financing facilities which contain near term expirations.

Issuances of Equity Securities
We may raise funds through capital market transactions by issuing capital stock. There can be no assurance, however, that we will be able to access the capital markets at any particular time or on any particular terms. We have authorized 100,000,000 shares of preferred stock and 500,000,000 shares of common stock. At June 30, 2025, we had 100,000,000 shares of preferred stock available for issuance and 158,360,846 shares of common stock available for issuance.
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
Contractual Obligations and Commitments
Our material contractual obligations and commitments as of June 30, 2025 are as follows (amounts in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Secured financings (a)	$13,625,972	$842,195	$4,913,056	$4,422,320	$3,448,401
CLOs and SASB (b)	2,790,842	671,850	1,135,519	429,904	553,569
Unsecured senior notes	3,280,750	—	1,280,750	1,000,000	1,000,000
Future loan commitments:
Commercial Lending (c)	1,715,964	1,036,973	656,634	22,357	—
Infrastructure Lending (d)	443,244	399,177	44,067	—	—
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

(c)Excludes $166.0 million of loan funding commitments in which management projects the Company will not be obligated to fund in the future due to repayments made by the borrower earlier than, or in excess of, expectations.

(d)Represents contractual commitments of $161.0 million under revolvers and letters of credit, $144.7 million under delayed draw term loans and $137.5 million of outstanding infrastructure loan purchase commitments.

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
We seek to further manage credit risk associated with our Investing and Servicing Segment loans held-for-sale through the purchase of credit instruments. The following table presents our credit instruments as of June 30, 2025 and December 31, 2024 (dollars in thousands):

	Face Value of Loans Held-for-Sale	Aggregate Notional Value of Credit Instruments	Number of Credit Instruments
June 30, 2025	$175,950	$110,000	3
December 31, 2024	$125,695	$64,000	4

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
The following table presents financial instruments where we have utilized interest rate derivatives to hedge interest rate risk and the related interest rate derivatives as of June 30, 2025 and December 31, 2024 (dollars in thousands); however, consistent with Note 13 to the Condensed Consolidated Financial Statements, the notional value and number of interest rate derivatives excludes the residential lending reverse swap trades and forward starting swaps as well as certain other interest rate swaps that were not effective as of June 30, 2025 and December 31, 2024:

	Face Value of Hedged Instruments	Aggregate Notional Value of Interest Rate Derivatives	Number of Interest Rate Derivatives
Instrument hedged as of June 30, 2025
Loans held-for-sale	$2,747,629	$2,622,999	43
RMBS, available-for-sale	176,793	40,000	1
CMBS, fair value option	75,441	38,380	1
HTM debt securities	7,955	6,160	1
Secured financing agreements	507,715	507,745	3
Unsecured senior notes	2,500,000	2,500,000	5
	$6,015,533	$5,715,284	54
Instrument hedged as of December 31, 2024
Loans held-for-sale	$2,820,654	$3,573,200	47
RMBS, available-for-sale	180,654	40,000	1
CMBS, fair value option	76,641	38,380	1
HTM debt securities	7,955	7,358	1
Secured financing agreements	507,895	531,746	4
Unsecured senior notes	2,250,000	2,235,000	5
	$5,843,799	$6,425,684	59
The table below summarizes the estimated annual change in net investment income for our variable rate investments and our variable rate debt assuming increases or decreases in SOFR or other applicable index rates and adjusted for the effects of our interest rate hedging activities (amounts in thousands). However, this table excludes: (i) our floating rate residential loan debt along with its related hedges (see Note 13); (ii) certain other interest rate swaps that were not effective as of June 30, 2025 (see Note 13); and (iii) nonaccrual loans (see Note 4).

Income (Expense) Subject to Interest Rate Sensitivity	Variable rate investments and indebtedness (1)	1.00% Decrease	0.50% Decrease	0.25% Increase
Investment income from variable rate investments	$17,616,998	$(157,701)	$(81,314)	$41,362
Interest expense from variable rate debt, net of interest rate derivatives	(15,803,117)	162,412	81,206	(40,737)
Net investment income from variable rate instruments	$1,813,881	$4,711	$(108)	$625
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
The following table represents our assets and liabilities that are denominated in Pounds Sterling (“GBP”), Euros (“EUR”), Australian dollars (“AUD”), Swiss Francs (“CHF”) and Swedish Kronas (“SEK”) as well as our expected future net interest receipts (amounts in thousands):

	June 30, 2025
	GBP	EUR	AUD		CHF		SEK
Foreign currency assets	£1,667,491	€1,144,980	A$	1,644,526	Fr.	65,615	kr	533,475
Foreign currency liabilities	(1,195,303)	(832,114)	(1,136,556)		(48,818)		(404,031)
Foreign currency contracts - notional, net	(532,404)	(349,336)	(641,601)		(18,125)		(174,829)
Subtotal (1)	£(60,216)	€(36,470)	A$	(133,631)	Fr.	(1,328)	kr	(45,385)
______________________________________________________________________________________________________________________

(1)     Primarily relates to expected net interest cash flows on the respective assets and liabilities over their term.

Substantially all of our net asset exposure to the GBP, EUR, AUD, CHF and SEK has been hedged with foreign currency forward contracts as of June 30, 2025, as indicated in the table above. Refer to Note 13 to the Condensed Consolidated Financial Statements for further detail regarding our foreign currency derivatives and their contractual maturities.
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
Changes in Internal Control Over Financial Reporting. No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.    Legal Proceedings.
Currently, no material legal proceedings are pending or, to our knowledge, threatened or contemplated against us, that could have a material adverse effect on our business, financial position or results of operations.
Item 1A. Risk Factors.
There have been no material changes to the risk factors previously disclosed in our Form 10‑K, which include risk factors related to investing in net lease assets and risks of investment in real properties.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
There were no unregistered sales of securities or issuer purchases of equity securities during the three months ended June 30, 2025.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits.
(a)Index to Exhibits
INDEX TO EXHIBITS

Exhibit No.	Description

4.1
Indenture, dated as of April 8, 2025, between Starwood Property Trust, Inc. and The Bank of New York Mellon, as trustee (including the form of Starwood Property Trust, Inc.’s 6.500% Senior Notes due 2030) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed April 8, 2025)

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

STARWOOD PROPERTY TRUST, INC.

Date: August 7, 2025	By:	/s/ BARRY S. STERNLICHT
Barry S. Sternlicht Chief Executive Officer Principal Executive Officer

Date: August 7, 2025	By:	/s/ RINA PANIRY
Rina Paniry Chief Financial Officer, Treasurer, Chief Accounting Officer and Principal Financial Officer