Form 10-Q
period 2025-09-30
STARWOOD PROPERTY TRUST, INC.
filed 2025-11-10
CIK 1465128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of November 7, 2025 was 370,331,329.

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
•changes in interest rates;
•the availability of, and costs associated with, sources of liquidity; and
•our ability to achieve the benefits that we anticipate and underwrote in connection with the acquisition of Fundamental Income Properties, LLC, which was completed by way of merger.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited, amounts in thousands, except share data)

	As of September 30,	As of December 31,
	2025	2024
Assets:
Cash and cash equivalents	$301,135	$377,831
Restricted cash	237,972	176,164
Loans held-for-investment, net of credit loss allowances of $434,051 and $448,295	18,318,757	15,437,013
Loans held-for-sale, at fair value	2,561,155	2,516,008
Investment securities, net of credit loss allowances of $31,512 and $24,463 ($120,413 and $126,297 held at fair value)	258,835	533,258
Properties, net	3,334,483	1,373,678
Investments of consolidated affordable housing fund, at fair value	1,861,931	2,073,533
Investments in unconsolidated entities	81,090	99,370
Goodwill	259,846	259,846
Intangible assets, net ($27,522 and $22,390 held at fair value)	429,818	60,704
Derivative assets	37,314	175,520
Accrued interest receivable	167,572	167,767
Other assets	378,255	368,229
Variable interest entity (“VIE”) assets, at fair value	34,205,812	38,937,576
Total Assets	$62,433,975	$62,556,497
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$532,030	$434,584
Related-party payable	27,939	38,958
Dividends payable	180,113	163,383
Derivative liabilities	93,571	94,890
Secured financing agreements, net	14,663,218	11,151,557
Securitized financing, net	3,522,488	3,196,426
Unsecured senior notes, net	3,245,122	2,994,682
VIE liabilities, at fair value	32,597,454	37,288,545
Total Liabilities	54,861,935	55,363,025
Commitments and contingencies (Note 22)
Temporary Equity: Redeemable non-controlling interests	385,853	426,695
Permanent Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Preferred stock, $0.01 per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 per share, 500,000,000 shares authorized, 377,765,140 issued and 370,316,449 outstanding as of September 30, 2025 and 344,858,379 issued and 337,409,688 outstanding as of December 31, 2024	3,778	3,449
Additional paid-in capital	6,944,046	6,322,763
Treasury stock (7,448,691 shares)	(138,022)	(138,022)
Retained earnings	42,577	235,323
Accumulated other comprehensive income	11,935	13,594
Total Starwood Property Trust, Inc. Stockholders’ Equity	6,864,314	6,437,107
Non-controlling interests in consolidated subsidiaries	321,873	329,670
Total Permanent Equity	7,186,187	6,766,777
Total Liabilities and Equity	$62,433,975	$62,556,497
________________________________________________________
Note: In addition to the VIE assets and liabilities which are separately presented, our condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024 include assets of $4.8 billion and $4.1 billion, respectively, and liabilities of $3.6 billion and $3.2 billion, respectively, related to securitized financing issued by VIEs. These assets can only be used to settle obligations of the securitized financing VIEs, and the related liabilities do not have recourse to Starwood Property Trust, Inc. Refer to Note 15 for additional discussion of VIEs.
See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited, amounts in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Interest income from loans	$395,446	$418,757	$1,134,588	$1,309,681
Interest income from investment securities	7,361	17,227	29,895	52,433
Servicing fees	23,212	11,827	54,752	37,549
Rental income	57,528	25,979	114,954	80,285
Other revenues	5,331	5,750	17,152	12,506
Total revenues	488,878	479,540	1,351,341	1,492,454
Costs and expenses:
Management fees	32,243	27,439	103,839	103,970
Interest expense	334,849	337,859	943,139	1,038,204
General and administrative	51,523	48,054	150,742	149,799
Costs of rental operations	15,987	12,133	45,319	34,547
Depreciation and amortization	26,044	10,188	47,899	30,130
Credit loss provision, net	28,359	66,427	9,026	144,975
Other expense	439	475	4,183	1,434
Total costs and expenses	489,444	502,575	1,304,147	1,503,059
Other income (loss):
Change in net assets related to consolidated VIEs	43,735	16,570	112,706	43,836
Change in fair value of servicing rights	2,016	(341)	5,132	782
Change in fair value of investment securities, net	1,794	(778)	1,966	504
Change in fair value of mortgage loans, net	52,367	114,871	140,638	150,279
Income (loss) from affordable housing fund investments	324	(5,590)	9,349	10,304
Earnings from unconsolidated entities	2,463	349	10,872	9,694
Gain on sale of investments and other assets, net	1,027	8,316	32,689	100,278
Gain (loss) on derivative financial instruments, net	5,814	(83,941)	(135,171)	18,984
Foreign currency (loss) gain, net	(12,215)	59,421	106,337	24,436
(Loss) gain on extinguishment of debt, net	—	(242)	19,990	(2,801)
Other loss, net	(3,486)	(2,981)	(3,195)	(8,403)
Total other income	93,839	105,654	301,313	347,893
Income before income taxes	93,273	82,619	348,507	337,288
Income tax provision	(13,343)	(10,449)	(17,780)	(27,533)
Net income	79,930	72,170	330,727	309,755
Net (income) loss attributable to non-controlling interests	(7,370)	3,898	(16,098)	(1,465)
Net income attributable to Starwood Property Trust, Inc.	$72,560	$76,068	$314,629	$308,290

Earnings per share data attributable to Starwood Property Trust, Inc.:
Basic	$0.19	$0.23	$0.89	$0.96
Diluted	$0.19	$0.23	$0.89	$0.96
See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited, amounts in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$79,930	$72,170	$330,727	$309,755
Other comprehensive income (loss) (net change by component):
Available-for-sale securities	(850)	2,336	(1,659)	904
Other comprehensive (loss) income	(850)	2,336	(1,659)	904
Comprehensive income	79,080	74,506	329,068	310,659
Less: Comprehensive (income) loss attributable to non-controlling interests	(7,370)	3,898	(16,098)	(1,465)
Comprehensive income attributable to Starwood Property Trust, Inc.	$71,710	$78,404	$312,970	$309,194
See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity
For the Three Months Ended September 30, 2025 and 2024
(Unaudited, amounts in thousands, except share data)

	Temporary Equity	Common stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Starwood Property Trust, Inc. Stockholders’ Equity	Non- Controlling Interests	Total Permanent Equity
		Shares	Par Value		Shares	Amount
Balance, June 30, 2025	$425,453	349,087,845	$3,491	$6,395,441	7,448,691	$(138,022)	$148,515	$12,785	$6,422,210	$321,067	$6,743,277
Net proceeds from common stock offering	—	27,125,000	271	533,242	—	—	—	—	533,513	—	533,513
Proceeds from DRIP Plan	—	16,173	1	331	—	—	—	—	332	—	332
Proceeds from employee stock purchase plan	—	15,534	—	265	—	—	—	—	265	—	265
Share-based compensation	—	1,515,987	15	14,675	—	—	—	—	14,690	—	14,690
Manager fees paid in stock	—	4,601	—	92	—	—	—	—	92	—	92
Net (loss) income	(263)	—	—	—	—	—	72,560	—	72,560	7,633	80,193
Dividends declared, $0.48 per share	—	—	—	—	—	—	(178,498)	—	(178,498)	—	(178,498)
Other comprehensive loss	—	—	—	—	—	—	—	(850)	(850)	—	(850)
Distributions to non-controlling interests	(39,337)	—	—	—	—	—	—	—	—	(6,827)	(6,827)
Balance, September 30, 2025	$385,853	377,765,140	$3,778	$6,944,046	7,448,691	$(138,022)	$42,577	$11,935	$6,864,314	$321,873	$7,186,187

Balance, June 30, 2024	$414,095	324,133,801	$3,241	$5,906,653	7,448,691	$(138,022)	$432,682	$13,920	$6,218,474	$341,204	$6,559,678
Net proceeds from common stock offering	—	20,125,000	201	392,061	—	—	—	—	392,262	—	392,262
Proceeds from DRIP Plan	—	16,863	1	337	—	—	—	—	338	—	338
Proceeds from employee stock purchase plan	—	16,621	—	273	—	—	—	—	273	—	273
Share-based compensation	—	281,952	3	10,785	—	—	—	—	10,788	—	10,788
Manager fees paid in stock	—	90,381	1	1,754	—	—	—	—	1,755	—	1,755
Net (loss) income	(1,513)	—	—	—	—	—	76,068	—	76,068	(2,385)	73,683
Dividends declared, $0.48 per share	—	—	—	—	—	—	(162,571)	—	(162,571)	—	(162,571)
Other comprehensive income, net	—	—	—	—	—	—	—	2,336	2,336	—	2,336
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	3,786	3,786
Distributions to non-controlling interests	(1,783)	—	—	—	—	—	—	—	—	(10,514)	(10,514)
Balance, September 30, 2024	$410,799	344,664,618	$3,447	$6,311,863	7,448,691	$(138,022)	$346,179	$16,256	$6,539,723	$332,091	$6,871,814
See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity (Continued)
For the Nine Months Ended September 30, 2025 and 2024
(Unaudited, amounts in thousands, except share data)

	Temporary Equity	Common stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Starwood Property Trust, Inc. Stockholders’ Equity	Non- Controlling Interests	Total Permanent Equity
		Shares	Par Value		Shares	Amount
Balance, December 31, 2024	$426,695	344,858,379	$3,449	$6,322,763	7,448,691	$(138,022)	$235,323	$13,594	$6,437,107	$329,670	$6,766,777
Net proceeds from common stock offering	—	27,125,000	271	533,242	—	—	—	—	533,513	—	533,513
Net proceeds from ATM Agreement	—	1,561,634	16	31,089	—	—	—	—	31,105	—	31,105
Proceeds from DRIP Plan	—	50,745	1	991	—	—	—	—	992	—	992
Proceeds from employee stock purchase plan	—	97,559	1	1,654	—	—	—	—	1,655	—	1,655
Redemption of Class A Units	—	64,000	1	1,388	—	—	—	—	1,389	(1,389)	—
Share-based compensation	—	3,427,705	33	41,437	—	—	—	—	41,470	—	41,470
Manager fees paid in stock	—	580,118	6	11,482	—	—	—	—	11,488	—	11,488
Net income	852	—	—	—	—	—	314,629	—	314,629	15,246	329,875
Dividends declared, $1.44 per share	—	—	—	—	—	—	(507,375)	—	(507,375)	—	(507,375)
Other comprehensive loss	—	—	—	—	—	—	—	(1,659)	(1,659)	—	(1,659)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	1,489	1,489
Distributions to non-controlling interests	(41,694)	—	—	—	—	—	—	—	—	(23,143)	(23,143)
Balance, September 30, 2025	$385,853	377,765,140	$3,778	$6,944,046	7,448,691	$(138,022)	$42,577	$11,935	$6,864,314	$321,873	$7,186,187

Balance, December 31, 2023	$414,348	320,814,765	$3,208	$5,864,670	7,448,691	$(138,022)	$505,881	$15,352	$6,251,089	$357,545	$6,608,634
Net proceeds from common stock offering	—	20,125,000	201	392,061	—	—	—	—	392,262	—	392,262
Proceeds from DRIP Plan	—	46,468	1	921	—	—	—	—	922	—	922
Proceeds from employee stock purchase plan	—	99,997	1	1,684	—	—	—	—	1,685	—	1,685
Share-based compensation	—	2,520,658	25	31,477	—	—	—	—	31,502	—	31,502
Manager fees paid in stock	—	1,057,730	11	21,050	—	—	—	—	21,061	—	21,061
Net income	1,024	—	—	—	—	—	308,290	—	308,290	441	308,731
Dividends declared, $1.44 per share	—	—	—	—	—	—	(467,992)	—	(467,992)	—	(467,992)
Other comprehensive income, net	—	—	—	—	—	—	—	904	904	—	904
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	3,786	3,786
Distributions to non-controlling interests	(4,573)	—	—	—	—	—	—	—	—	(29,681)	(29,681)
Balance, September 30, 2024	$410,799	344,664,618	$3,447	$6,311,863	7,448,691	$(138,022)	$346,179	$16,256	$6,539,723	$332,091	$6,871,814

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited, amounts in thousands)

	For the Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities:
Net income	$330,727	$309,755
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs, premiums and discounts on secured borrowings	34,243	37,765
Amortization of discounts and deferred financing costs on unsecured senior notes	8,263	7,824
Accretion of net discount on investment securities	(4,482)	(4,047)
Accretion of net deferred loan fees and discounts	(46,642)	(49,431)
Share-based compensation	41,470	31,502
Manager fees paid in stock	11,488	21,061
Change in fair value of investment securities	(1,966)	(504)
Change in fair value of consolidated VIEs	(1,697)	63,753
Change in fair value of servicing rights	(5,132)	(782)
Change in fair value of loans	(140,638)	(150,279)
Change in fair value of affordable housing fund investments	211,602	28,011
Change in fair value of derivatives	157,002	43,239
Foreign currency gain, net	(106,337)	(24,436)
Gain on sale of investments and other assets, net	(32,689)	(100,278)
Credit loss provision, net	9,026	144,975
Depreciation and amortization	52,030	33,803
Earnings from unconsolidated entities	(10,872)	(9,694)
Distributions of earnings from unconsolidated entities	10,528	3,910
(Gain) loss on extinguishment of debt, net	(19,990)	2,801
Origination and purchase of loans held-for-sale, net of principal collections	(828,802)	(1,040,306)
Proceeds from sale of loans held-for-sale	912,415	1,061,590
Changes in operating assets and liabilities:
Related-party payable	(11,019)	(19,274)
Accrued and capitalized interest receivable, less purchased interest	(78,679)	(67,535)
Other assets	36,124	17,622
Accounts payable, accrued expenses and other liabilities	(36,871)	9,961
Net cash provided by operating activities	489,102	351,006
Cash Flows from Investing Activities:
Origination, purchase and funding of loans held-for-investment	(6,069,288)	(2,069,876)
Proceeds from principal collections on loans	3,270,694	3,528,602
Proceeds from loans sold	229,867	47,149
Purchase and funding of investment securities	(29,933)	(64,486)
Proceeds from sales and redemptions of investment securities	7,561	3,690
Proceeds from principal collections on investment securities	300,883	82,317
Proceeds from sales of real estate	60,480	216,825
Net cash paid in merger	(878,493)	—
Purchases and additions to properties and other assets	(63,372)	(20,941)
Investments in unconsolidated entities	—	(338)
Proceeds from sale of interest in an unconsolidated entity	69,819	—
Distribution of capital from unconsolidated entities	250	5,494
Cash acquired in foreclosure	733	1,054
Payments for purchase or termination of derivatives	(43,486)	(12,330)
Proceeds from termination of derivatives	66,184	29,253
Net cash (used in) provided by investing activities	(3,078,101)	1,746,413

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited, amounts in thousands)

	For the Nine Months Ended September 30,
	2025	2024
Cash Flows from Financing Activities:
Proceeds from borrowings	$9,994,652	$4,408,393
Principal repayments on and repurchases of borrowings	(7,419,083)	(6,102,395)
Payment of deferred financing costs	(57,326)	(41,428)
Net proceeds from issuances of common stock	567,265	394,869
Payment of dividends	(490,645)	(457,210)
Contributions from non-controlling interests	1,489	3,786
Distributions to non-controlling interests	(64,837)	(34,254)
Issuance of debt of consolidated VIEs	—	12,923
Repayment of debt of consolidated VIEs	(61,980)	(126,392)
Distributions of cash from consolidated VIEs	104,338	43,972
Net cash provided by (used in) financing activities	2,573,873	(1,897,736)
Net (decrease) increase in cash, cash equivalents and restricted cash	(15,126)	199,683
Cash, cash equivalents and restricted cash, beginning of period	553,995	311,972
Effect of exchange rate changes on cash	238	(1,519)
Cash, cash equivalents and restricted cash, end of period	$539,107	$510,136
Supplemental disclosure of cash flow information:
Cash paid for interest	$870,025	$994,570
Income taxes paid	204	1,735
Supplemental disclosure of non-cash investing and financing activities:
Dividends declared with respect to the third quarter, but not yet paid	$178,498	$162,571
Consolidation of VIEs (VIE asset/liability additions)	717,180	1,920,430
Deconsolidation of VIEs (VIE asset/liability reductions)	62,461	891,495
Net assets acquired in merger:
Assets acquired, less cash	2,204,987	—
Liabilities assumed	1,326,494	—
Net assets acquired through foreclosure or equity control:
Assets acquired, less cash	198,372	180,352
Liabilities assumed	2,489	2,859
Loan principal collections temporarily held at master servicer	39,082	3,373
Redemption of Class A Units for common stock	1,389	—
Debt assumed by purchaser in sale of real estate	—	(194,900)
Reclassification of loans held-for-investment to loans held-for-sale	—	48,695
See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
As of September 30, 2025
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
We have four reportable business segments as of September 30, 2025 and we refer to the investments within these segments as our target assets:
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
•Real estate property (the “Property Segment”)—engages primarily in acquiring and managing equity interests in stabilized and to be stabilized commercial real estate. This includes multifamily properties, multi-tenant medical office net lease properties and diversified single-tenant triple net lease properties, all of which are held for investment.
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
Our segments exclude the consolidation of securitization variable interest entities (“VIEs”), principally representing CMBS trust vehicles that we consolidate by virtue of our role as special servicer. However, they include securitized financing VIEs such as collateralized loan obligations (“CLOs”), single asset securitizations (“SASBs”) and asset-backed securitizations (“ABSs”).
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
These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (our “Form 10-K”), as filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the operating results for the full year.
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
Variable Interest Entities
In addition to the securitization VIEs, we also from time to time finance (i) pools of our loans through CLOs and SASBs and (ii) pools of net lease properties through ABSs. All of these financing structures are considered VIEs. We also hold interests in certain other entities which are considered VIEs as the limited partners of those entities with equity at risk do not collectively possess (i) the right to remove the general partner or dissolve the partnership without cause or (ii) the right to participate in significant decisions made by the partnership.
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
We apply the asset acquisition provisions of ASC 805 in accounting for acquisitions of real estate with in-place leases where substantially all of the fair value of the assets acquired is concentrated in either a single identifiable asset or group of similar identifiable assets. This results in the acquired properties being recognized initially at their purchase price inclusive of acquisition costs, which are capitalized. We also apply the asset acquisition provisions of ASC 805 for acquired real estate assets where a lease is entered into concurrently with the acquisition of the asset.
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
The majority of our leases are accounted for as operating leases. Under this method, leases that have fixed and determinable rent increases are recognized on a straight-line basis over the lease term. Any rental revenue contingent upon our tenant’s sales, or percentage rent, is recognized only after our tenant exceeds the sales threshold. Rental increases based upon changes in the consumer price indices are recognized only after the changes in the indexes have occurred and are then applied according to the lease agreements. Under triple net leases, taxes and operating expenses paid directly by our tenants are recorded on a net basis.
We assess the probability of collecting substantially all of the lease payments to which we are entitled under the original lease contract as required under ASC 842, Leases. We assess the collectability of our future lease payments based on an analysis of creditworthiness, economic trends and other facts and circumstances related to the applicable tenants. If we conclude the collection of substantially all of lease payments under a lease is less than probable, rental revenue recognized for that lease is limited to cash received going forward. Any existing operating lease receivables, including those related to straight-line rental revenue, are written off as an adjustment to rental revenue, and no further operating lease receivables are recorded for that lease until such future determination is made that substantially all lease payments under that lease are now considered probable. If we subsequently conclude that the collection of substantially all lease payments under a lease is probable, a reversal of lease receivables previously written off is recognized.
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

Nearly all of the Company’s unvested RSUs and RSAs contain rights to receive non-forfeitable dividends and thus are participating securities. In addition, the non-controlling interests that are redeemable with our common stock are considered participating securities because they earn a preferred return indexed to the dividend rate on our common stock (see Note 17). Due to the existence of these participating securities, the two-class method of computing EPS is required, unless another method is determined to be more dilutive. Under the two-class method, undistributed earnings are reallocated between shares of common stock and participating securities. For the three and nine months ended September 30, 2025 and 2024, the two-class method resulted in the most dilutive EPS calculation.

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
We believe the estimates and assumptions underlying our consolidated financial statements are reasonable and supportable based on the information available as of September 30, 2025. Actual results may ultimately differ from those estimates.
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

3. Acquisitions and Divestitures
Acquisitions

Property Segment - Fundamental
On July 23, 2025, we acquired Fundamental Income Properties, LLC (“Fundamental”) by way of merger. The purchase price totaled $2.2 billion, inclusive of $1.3 billion of indebtedness assumed. At acquisition, Fundamental owned 468 properties, spanning 12.3 million square feet across 44 states, 59 industries and 90 tenants. The properties, which consist of retail, industrial and service facilities, are leased under 103 individual and master net operating lease agreements with a 17.1 year weighted-average lease base term.
The merger qualified as an asset acquisition based on the provisions of ASC 805. The total purchase price, including capitalized transaction costs and fair value of indebtedness assumed (see Note 20), was allocated to the assets acquired based on their relative fair values determined by a third party appraisal, as follows: properties of $1.8 billion, in-place lease intangible assets of $307.4 million, favorable lease intangible assets of $71.6 million and unfavorable lease liabilities of $32.9 million. Debt assumed included $878.3 million of ABS financing and $400.6 million of revolving secured financing. Refer to Note 10 for further discussion.

During the three and nine months ended September 30, 2025 and 2024, we had no other significant acquisitions of properties or businesses other than properties acquired through loan foreclosure or obtaining equity control as discussed in Note 4 and additional properties subsequently acquired by Fundamental as discussed in Note 6.

Divestitures

Commercial and Residential Lending Segment

During the nine months ended September 30, 2025, we sold an office building in Texas for $60.0 million, which had been acquired via equity control of the related mezzanine borrower entity in May 2022. In 2023, we recorded a $30.1 million impairment on the property. Upon sale, we recognized a net gain of $4.1 million in our condensed consolidated statements of operations, representing: (i) forgiveness of debt totaling $23.5 million, which is reflected as gain on extinguishment of debt, offset by (ii) the excess of our carrying value over sales proceeds of $19.4 million, which is reflected within gain on sale of investments and other assets in our condensed consolidated statement of operations for the nine months ended September 30, 2025.

During the nine months ended September 30, 2025, we sold an equity interest originally obtained in connection with a 2013 loan origination for gross proceeds of $70.0 million and recognized a gain of $51.4 million. See Note 8 for further discussion.

During the nine months ended September 30, 2024, we sold three units in a residential conversion project in New York for $12.1 million. In connection with these sales, there was no gain or loss recognized in our condensed consolidated statements of operations.

Investing and Servicing Segment Property Portfolio (“REIS Equity Portfolio”)

During the three and nine months ended September 30, 2025, there were no sales of property within the REIS Equity Portfolio. During the three and nine months ended September 30, 2024, we sold an operating property for $18.2 million within the REIS Equity Portfolio. In connection with this sale, we recognized a gain of $8.3 million within gain on sale of investments and other assets in our condensed consolidated statements of operations, of which $2.5 million was attributable to non-controlling interests.

Property Segment Master Lease Portfolio

On February 29, 2024, we sold the 16 retail properties which comprised our Property Segment’s Master Lease Portfolio for a gross sale price of $387.1 million. In connection with the sale, the purchaser assumed the related mortgage debt of $194.9 million, which resulted in net proceeds of $188.0 million after selling costs. We recognized a gain of $92.0 million, which is included within gain on sale of investments and other assets in our condensed consolidated statement of operations for the nine months ended September 30, 2024, and a $1.2 million loss on extinguishment of debt. Pretax income attributable to the Master Lease Portfolio prior to its sale was $3.3 million during the nine months ended September 30, 2024.
4. Loans
Our loans held-for-investment are accounted for at amortized cost and our loans held-for-sale are accounted for at the lower of cost or fair value, unless we have elected the fair value option for either. The following tables summarize our investments in mortgages and loans as of September 30, 2025 and December 31, 2024 (dollars in thousands):

September 30, 2025	Carrying Value	Face Amount	Weighted Average Coupon (1)	Weighted Average Life (“WAL”) (years)(2)
Loans held-for-investment:
Commercial loans:
First mortgages (3)	$15,282,765	$15,336,397	7.4%	2.6
Subordinated mortgages (4)	32,803	32,411	13.8%	0.3
Mezzanine loans (3)	306,864	309,648	10.8%	3.2
Other	51,093	51,688	9.3%	2.9
Total commercial loans	15,673,525	15,730,144
Infrastructure first priority loans	3,079,283	3,132,399	7.8%	5.2
Total loans held-for-investment	18,752,808	18,862,543
Loans held-for-sale:
Residential, fair value option	2,308,388	2,516,397	4.4%	N/A	(5)
Commercial, fair value option	252,767	253,250	6.3%	5.5
Total loans held-for-sale	2,561,155	2,769,647
Total gross loans	21,313,963	$21,632,190
Credit loss allowances:
Commercial loans held-for-investment	(418,731)
Infrastructure loans held-for-investment	(15,320)
Total allowances	(434,051)
Total net loans	$20,879,912

December 31, 2024
Loans held-for-investment:
Commercial loans:
First mortgages (3)	$12,931,333	$12,955,038	7.9%	2.4
Subordinated mortgages (4)	31,247	31,000	14.3%	1.4
Mezzanine loans (3)	323,041	324,021	11.1%	1.7
Other	46,255	46,688	13.2%	3.8
Total commercial loans	13,331,876	13,356,747
Infrastructure first priority loans	2,553,432	2,594,267	8.3%	4.4
Total loans held-for-investment	15,885,308	15,951,014
Loans held-for-sale:
Residential, fair value option	2,394,624	2,694,959	4.5%	N/A	(5)
Commercial, fair value option	121,384	125,695	7.0%	7.3
Total loans held-for-sale	2,516,008	2,820,654
Total gross loans	18,401,316	$18,771,668
Credit loss allowances:
Commercial loans held-for-investment	(436,812)
Infrastructure loans held-for-investment	(11,483)
Total allowances	(448,295)
Total net loans	$17,953,021

______________________________________________________________________________________________________________________
(1)Calculated using applicable index rates as of September 30, 2025 and December 31, 2024 for variable rate loans and excludes loans for which interest income is not recognized.
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
(3)First mortgages include first mortgage loans and any contiguous mezzanine loan components because as a whole, the expected credit quality of these loans is more similar to that of a first mortgage loan. The application of this methodology resulted in mezzanine loans with carrying values of $1.3 billion and $0.9 billion being classified as first mortgages as of September 30, 2025 and December 31, 2024, respectively.
(4)Subordinated mortgages include B-Notes and junior participation in first mortgages where we do not own the senior A-Note or senior participation. If we own both the A-Note and B-Note, we categorize the loan as a first mortgage loan.
(5)Residential loans have a weighted average remaining contractual life of 26.1 years and 26.8 years as of September 30, 2025 and December 31, 2024, respectively.
As of September 30, 2025, our variable rate loans held-for-investment, excluding loans for which interest income is not recognized, were as follows (dollars in thousands):

September 30, 2025	Carrying Value	Weighted-average Spread Above Index
Commercial loans	$14,516,895	3.4%
Infrastructure loans	3,079,283	3.5%
Total variable rate loans held-for-investment	$17,596,178	3.4%

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
The macroeconomic forecasts do not differentiate among property types or asset classes. Instead, these forecasts reference general macroeconomic conditions (i.e. Gross Domestic Product, employment and interest rates) which apply broadly across all assets. For instance, although the office sector has been adversely affected by the increase in remote working arrangements, the retail sector has been adversely affected by electronic commerce and the multifamily sector has been strained by sustained higher interest rates, the broad macroeconomic forecasts do not account for such differentiation. Accordingly, we have selected more adverse macroeconomic recovery forecasts for these property types than others in determining our credit loss allowance. We have also selected more adverse macroeconomic recovery forecasts for those loans containing higher risk ratings.

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
The significant credit quality indicators for our loans measured at amortized cost, which excludes loans held-for-sale, were as follows as of September 30, 2025 (dollars in thousands):

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Total	Total Amortized Cost Basis	Credit Loss Allowance
As of September 30, 2025	2025	2024	2023	2022	2021	Prior
Commercial loans:
Credit quality indicator:
LTV < 60%	$938,421	$304,726	$359,743	$1,708,200	$1,115,504	$386,342	$—	$4,812,936	$4,165
LTV 60% - 70%	2,277,800	301,487	441,731	784,303	1,898,718	388,881	—	6,092,920	28,736
LTV > 70%	200,557	426,680	205,784	977,236	1,603,877	1,264,308	—	4,678,442	353,661
Credit deteriorated	—	—	—	—	—	38,134	—	38,134	32,169
Defeased and other	5,000	—	4,550	41,543	—	—	—	51,093	—
Total commercial	$3,421,778	$1,032,893	$1,011,808	$3,511,282	$4,618,099	$2,077,665	$—	$15,673,525	$418,731
Infrastructure loans:
Credit quality indicator:
Power	$1,069,054	$493,370	$239,275	$46,095	$25,496	$95,888	$149	$1,969,327	$8,893
Oil and gas	598,267	237,488	190,601	—	—	83,600	—	1,109,956	6,427
Total infrastructure	$1,667,321	$730,858	$429,876	$46,095	$25,496	$179,488	$149	$3,079,283	$15,320
Loans held-for-sale								2,561,155	—
Total gross loans								$21,313,963	$434,051

Non-Credit Deteriorated Loans
As of September 30, 2025, we had four commercial loans with a combined amortized cost basis of $589.3 million along with $73.5 million of residential loans that were 90 days or greater past due. All of these loans were on nonaccrual as of September 30, 2025. We also had three commercial loans with a combined amortized cost basis of $319.6 million on nonaccrual that were not 90 days or greater past due as of September 30, 2025. None of these loans were considered credit deteriorated. As of December 31, 2024, we had a total of $1.0 billion of non-credit deteriorated loans on nonaccrual. During the quarter, no additional non-credit deteriorated commercial loans were placed on nonaccrual. Year-to-date commercial loans placed on nonaccrual totaled $162.3 million and resolutions totaled $238.0 million.
Credit Deteriorated Loans
As of September 30, 2025, we had two loans with a combined amortized cost basis of $38.1 million which were deemed credit deteriorated and are on nonaccrual under the cost recovery method: (i) a $33.2 million commercial mezzanine loan placed on nonaccrual during the quarter, secured by an office portfolio in Ireland, for which we assigned a $27.2 million specific credit loss allowance by reclassifying a portion of our general reserve. The loan was deemed credit deteriorated based on the terms of a pending modification whereby the sponsor will not fund future debt service shortfalls or capital expenditures, and (ii) a $4.9 million commercial subordinated loan secured by a department store in Chicago which was deemed credit deteriorated and was fully reserved in prior years.

Foreclosure and Equity Control
During the nine months ended September 30, 2025, we foreclosed on or otherwise obtained control over the following loan collateral:
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

Loan Modifications
We may amend or modify a loan based on its specific facts and circumstances. The modified terms and subsequent performance of the modified loans are considered in the determination of our general CECL reserve. During the nine months ended September 30, 2025, we made no modifications to commercial loans disclosable under ASU 2022-02, Troubled Debt Restructurings and Vintage Disclosures.
Performance of Previously Modified Loans:
Loans with modifications disclosed in the previous twelve months under ASU 2022-02 are performing in accordance with their modified terms through September 30, 2025, except for a $139.1 million first mortgage and mezzanine loan on an office condominium in Brooklyn, New York which was in maturity default as of September 30, 2025. Subsequent to September 30, 2025, the loan was restructured into two separate performing loans, one of which relates to space subject to a newly executed long-term lease, and the other of which relates to space that is currently vacant but subject to a pending long-term lease whose terms have been finalized.

Credit Loss Allowance Activity
The following tables present the activity in our credit loss allowance for funded loans and unfunded commitments (amounts in thousands):

	Funded Commitments Credit Loss Allowance
	Loans Held-for-Investment		Total Funded Loans
Nine Months Ended September 30, 2025	Commercial	Infrastructure
Credit loss allowance at December 31, 2024	$436,812	$11,483	$448,295
Credit loss (reversal) provision, net	(856)	3,837	2,981
Charge-offs (1)	(17,225)	—	(17,225)
Credit loss allowance at September 30, 2025	$418,731	$15,320	$434,051
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

	Unfunded Commitments Credit Loss Allowance (1)
	Loans Held-for-Investment		HTM Preferred
Nine Months Ended September 30, 2025	Commercial	Infrastructure	Interests (2)	CMBS (2)	Total
Credit loss allowance at December 31, 2024	$16,530	$950	$14,018	$21	$31,519
Credit loss provision (reversal), net	146	489	(1,618)	(21)	(1,004)
Credit loss allowance at September 30, 2025	$16,676	$1,439	$12,400	$—	$30,515
Memo: Unfunded commitments as of September 30, 2025 (3)	$1,402,453	$167,915	$71,643	$—	$1,642,011
______________________________________________________________________________________________________________________
(1)Included in accounts payable, accrued expenses and other liabilities in our consolidated balance sheets.
(2)See Note 5 for further details.
(3)Represents amounts expected to be funded (see Note 22).
Loan Portfolio Activity
The activity in our loan portfolio was as follows (amounts in thousands):

	Held-for-Investment Loans
Nine Months Ended September 30, 2025	Commercial	Infrastructure	Held-for-Sale Loans	Total Loans
Balance at December 31, 2024	$12,895,064	$2,541,949	$2,516,008	$17,953,021
Acquisitions/originations/additional funding	4,157,182	1,912,106	994,731	7,064,019
Capitalized interest (1)	79,260	—	—	79,260
Basis of loans sold (2)	(230,267)	—	(912,415)	(1,142,682)
Loan maturities/principal repayments	(1,848,893)	(1,414,236)	(166,634)	(3,429,763)
Discount accretion/premium amortization	22,566	24,076	—	46,642
Changes in fair value	—	—	140,638	140,638
Foreign currency translation gain, net	361,229	3,905	—	365,134
Credit loss reversal (provision), net	856	(3,837)	—	(2,981)
Loan foreclosures	(182,203)	—	(11,173)	(193,376)	(3)
Balance at September 30, 2025	$15,254,794	$3,063,963	$2,561,155	$20,879,912

	Held-for-Investment Loans
Nine Months Ended September 30, 2024	Commercial	Infrastructure	Held-for-Sale Loans	Total Loans
Balance at December 31, 2023	$15,078,589	$2,495,660	$2,645,637	$20,219,886
Acquisitions/originations/additional funding	1,237,827	832,049	1,206,016	3,275,892
Capitalized interest (1)	68,109	—	—	68,109
Basis of loans sold (2)	—	—	(1,108,740)	(1,108,740)
Loan maturities/principal repayments	(2,523,781)	(883,880)	(165,610)	(3,573,271)
Discount accretion/premium amortization	32,144	17,287	—	49,431
Changes in fair value	—	—	150,279	150,279
Foreign currency translation loss, net	101,420	2,611	—	104,031
Credit loss (provision) reversal, net	(105,826)	130	(1,546)	(107,242)
Loan foreclosures	(174,879)	—	(1,352)	(176,231)	(4)
Transfer to/from other asset classifications or between segments	—	(48,695)	48,695	—
Balance at September 30, 2024	$13,713,603	$2,415,162	$2,773,379	$18,902,144
______________________________________________________________________________________________________________________
(1)Represents accrued interest income on loans whose terms do not require current payment of interest.
(2)See Note 12 for additional disclosure on these transactions.
(3)Represents (i) the $83.9 million carrying value of a first mortgage and mezzanine loan on a multifamily property in Windermere, Florida foreclosed in May 2025, (ii) the $54.3 million carrying value of a first mortgage and mezzanine loan on a life science property in Boston, Massachusetts foreclosed in June 2025, (iii) the $44.0 million carrying value of a first mortgage and mezzanine loan on a multifamily property in Conyers, Georgia foreclosed in February 2025 and (iv) $11.2 million of residential mortgage loans foreclosed.
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
5. Investment Securities
Investment securities were comprised of the following as of September 30, 2025 and December 31, 2024 (amounts in thousands):

	Carrying Value as of
	September 30, 2025	December 31, 2024
RMBS, available-for-sale	$89,474	$93,806
RMBS, fair value option (1)	408,823	421,122
CMBS, fair value option (1), (2)	1,197,170	1,225,024
HTM debt securities, amortized cost net of credit loss allowance of $31,512 and $24,463	138,422	406,961
Equity security, fair value	2,166	5,146
Subtotal—Investment securities	1,836,055	2,152,059
VIE eliminations (1)	(1,577,220)	(1,618,801)
Total investment securities	$258,835	$533,258
_____________________________________________________________________________________________________________________
(1)Certain fair value option CMBS and RMBS are eliminated in consolidation against VIE liabilities pursuant to ASC 810.
(2)Includes $140.1 million and $148.6 million of non-controlling interests in the consolidated entities which hold certain of these CMBS as of September 30, 2025 and December 31, 2024, respectively.
Purchases, sales and redemptions, and principal collections for all investment securities were as follows (amounts in thousands):

	RMBS, available-for-sale	RMBS, fair value option	CMBS, fair value option	HTM Securities	Equity Security	Securitization VIEs (1)	Total
Three Months Ended September 30, 2025
Purchases/fundings	$—	$—	$—	$8,360	$—	$—	$8,360
Sales and redemptions	—	—	—	—	2,018	—	2,018
Principal collections	2,177	9,509	9,799	243,555	—	(19,109)	245,931
Three Months Ended September 30, 2024
Purchases/fundings	$—	$—	$126,071	$45,778	$—	$(126,071)	$45,778
Sales and redemptions	—	—	7,144	—	2,376	(7,144)	2,376
Principal collections	4,364	11,118	4,702	611	—	(15,779)	5,016

	RMBS, available-for-sale	RMBS, fair value option	CMBS, fair value option		HTM Securities	Equity Security	Securitization VIEs (1)	Total
Nine Months Ended September 30, 2025
Purchases/fundings	$—	$—	$65,665	(2)	$25,906	$—	$(61,638)	$29,933
Sales and redemptions	—	—	4,193		—	3,368	—	7,561
Principal collections	6,075	29,667	74,956		294,523	—	(104,338)	300,883
Nine Months Ended September 30, 2024
Purchases/fundings	$—	$—	$133,979		$56,578	$—	$(126,071)	$64,486
Sales and redemptions	—	—	12,923		—	3,690	(12,923)	3,690
Principal collections	9,183	34,884	9,231		72,991	—	(43,972)	82,317
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

RMBS, Available-for-Sale
The Company classified all of its RMBS not eliminated in consolidation as available-for-sale as of September 30, 2025 and December 31, 2024. These RMBS are reported at fair value in the balance sheet with changes in fair value recorded in accumulated other comprehensive income (“AOCI”).

The tables below summarize various attributes of our investments in available-for-sale RMBS as of September 30, 2025 and December 31, 2024 (amounts in thousands):

				Unrealized Gains or (Losses) Recognized in AOCI
	Amortized Cost	Credit Loss Allowance	Net Basis	Gross Unrealized Gains	Gross Unrealized Losses	Net Fair Value Adjustment	Fair Value
September 30, 2025
RMBS	$77,539	$—	$77,539	$13,689	$(1,754)	$11,935	$89,474
December 31, 2024
RMBS	$80,212	$—	$80,212	$15,163	$(1,569)	$13,594	$93,806

	Weighted Average Coupon (1)	WAL (Years) (2)
September 30, 2025
RMBS	4.8%	7.6
______________________________________________________________________________________________________________________
(1)Calculated using the September 30, 2025 SOFR rate of 4.129% for floating rate securities.
(2)Represents the remaining WAL of each respective group of securities as of the balance sheet date. The WAL of each individual security is calculated using projected amounts and projected timing of future principal payments.
As of September 30, 2025, approximately $79.7 million, or 89%, of RMBS were variable rate. We purchased all of the RMBS at a discount, a portion of which is accreted into income over the expected remaining life of the security. The majority of the income from this strategy is earned from the accretion of this accretable discount.
We have engaged a third party manager who specializes in RMBS to execute the trading of RMBS, the cost of which was $0.2 million for both the three months ended September 30, 2025 and 2024, respectively, and $0.5 million and $0.6 million for the nine months ended September 30, 2025 and 2024, respectively, recorded as management fees in the accompanying condensed consolidated statements of operations.
The following table presents the gross unrealized losses and estimated fair value of any available-for-sale securities that were in an unrealized loss position as of September 30, 2025 and December 31, 2024, and for which an allowance for credit losses has not been recorded (amounts in thousands):

	Estimated Fair Value		Unrealized Losses
	Securities with a loss less than 12 months	Securities with a loss greater than 12 months	Securities with a loss less than 12 months	Securities with a loss greater than 12 months
As of September 30, 2025
RMBS	$—	$11,184	$—	$(1,754)
As of December 31, 2024
RMBS	$2,076	$9,742	$(178)	$(1,391)
As of September 30, 2025 and December 31, 2024, there were 14 and 13 securities, respectively, with unrealized losses reflected in the table above. After evaluating the securities, we concluded that the unrealized losses reflected above were noncredit-related and would be recovered from the securities’ estimated future cash flows. We considered a number of factors in reaching this conclusion, including that we did not intend to sell the securities, it was not considered more likely than not that we would be forced to sell the securities prior to recovering our amortized cost, and there were no material credit events that would have caused us to otherwise conclude that we would not recover our cost. Credit losses, if any, are calculated by comparing (i) the estimated future cash flows of each security discounted at the yield determined as of the initial acquisition date or, if since revised, as of the last date previously revised, to (ii) our net amortized cost basis. Significant judgment is used in projecting cash flows for our non-agency RMBS. As a result, actual income and/or credit losses could be materially different from what is currently projected and/or reported.

CMBS and RMBS, Fair Value Option
As discussed in the “Fair Value Option” section of Note 2 herein, we elect the fair value option for certain CMBS and RMBS in an effort to eliminate accounting mismatches resulting from the current or potential consolidation of securitization VIEs. As of September 30, 2025, the fair value and unpaid principal balance of CMBS where we have elected the fair value option, excluding the notional value of interest-only securities and before consolidation of securitization VIEs, were $1.2 billion and $2.7 billion, respectively. As of September 30, 2025, the fair value and unpaid principal balance of RMBS where we have elected the fair value option, excluding the notional value of interest-only securities and before consolidation of securitization VIEs, were $408.8 million and $326.3 million, respectively. The $1.6 billion total fair value balance of CMBS and RMBS represents our economic interests in these assets. However, as a result of our consolidation of securitization VIEs, the vast majority of this fair value (all except $28.8 million at September 30, 2025) is eliminated against VIE liabilities before arriving at our GAAP balance for fair value option investment securities.
As of September 30, 2025, none of our CMBS or RMBS were variable rate.
HTM Debt Securities, Amortized Cost
The table below summarizes our investments in HTM debt securities as of September 30, 2025 and December 31, 2024 (amounts in thousands):

	Amortized Cost Basis	Credit Loss Allowance	Net Carrying Amount	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
September 30, 2025
CMBS	$70,497	$(3)	$70,494	$263	$(12,081)	$58,676
Preferred interests	72,961	(21,448)	51,513	—	(16,780)	34,733
Infrastructure bonds	26,476	(10,061)	16,415	13	—	16,428
Total	$169,934	$(31,512)	$138,422	$276	$(28,861)	$109,837

December 31, 2024
CMBS	$357,012	$(85)	$356,927	$315	$(21,326)	$335,916
Preferred interests	47,069	(14,308)	32,761	—	(3,568)	29,193
Infrastructure bonds	27,343	(10,070)	17,273	21	(9)	17,285
Total	$431,424	$(24,463)	$406,961	$336	$(24,903)	$382,394
The following table presents the activity in our credit loss allowance for HTM debt securities (amounts in thousands):

	CMBS	Preferred Interests	Infrastructure Bonds	Total HTM Credit Loss Allowance
Nine Months Ended September 30, 2025
Credit loss allowance at December 31, 2024	$85	$14,308	$10,070	$24,463
Credit loss (reversal) provision, net	(82)	7,140	(9)	7,049
Credit loss allowance at September 30, 2025	$3	$21,448	$10,061	$31,512
As of September 30, 2025 and December 31, 2024, we had a $10.0 million specific credit loss allowance on a $19.2 million infrastructure bond that is collateralized by a first priority lien on a coal-fired power plant in Mississippi. It was deemed credit deteriorated when we acquired the Infrastructure Lending Segment in 2018 and was placed on nonaccrual under the cost recovery method in 2023 due to a forbearance and restructuring plan agreed between the lenders and borrower that was necessitated by operating shortfalls at the plant.
We also had seven commercial lending preferred interests with a combined amortized cost basis of $55.1 million on nonaccrual that were not 90 days or greater past due as of September 30, 2025, with total unfunded commitments of $86.2 million. All of these investments were made in connection with loan modifications, but are not considered credit deteriorated.

The table below summarizes the maturities of our HTM debt securities by type as of September 30, 2025 (amounts in thousands):

	CMBS	Preferred Interests	Infrastructure Bonds	Total
Less than one year	$25,453	$14,443	$—	$39,896
One to three years	—	20,652	7,301	27,953
Three to five years	45,041	16,418	—	61,459
Thereafter	—	—	9,114	9,114
Total	$70,494	$51,513	$16,415	$138,422
Equity Security, Fair Value
During 2012, we acquired 9,140,000 ordinary shares from a related-party in Starwood European Real Estate Finance Limited (“SEREF”), a debt fund that is externally managed by an affiliate of our Manager and is listed on the London Stock Exchange. As of December 31, 2024, we held 4,480,649 shares of SEREF that had not yet been redeemed. During the three and nine months ended September 30, 2025, 1,568,451 and 2,628,716 shares were redeemed by SEREF, for proceeds of $2.0 million and $3.4 million, respectively, leaving 1,851,933 shares held as of September 30, 2025. The fair value of the investment remeasured in USD was $2.2 million and $5.1 million as of September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025, our shares represent an approximate 2.3% interest in SEREF.
6. Properties
Our properties are held within the following portfolios:
Property Segment - Fundamental
In July 2025, we acquired Fundamental, as discussed in Note 3. As of September 30, 2025, Fundamental owned 475 single-tenant properties, spanning 12.8 million square feet across 43 states, 61 industries and 96 tenants. The properties, which consist of retail, industrial and service facilities, among others, are leased under 109 individual and master net operating lease agreements with a 17.1 year weighted-average lease base term. Fundamental had total gross properties and lease intangibles of $2.2 billion and debt of $1.3 billion as of September 30, 2025. From its acquisition through September 30, 2025, Fundamental acquired eight additional net lease properties for cash of $39.3 million and the non-cash conversion of two existing loans for the development of net lease properties totaling $14.4 million. It also sold a property for $0.5 million.
Property Segment - Medical Office Portfolio
The Medical Office Portfolio is comprised of 34 medical office buildings acquired during the year ended December 31, 2016. These properties, which collectively comprise 1.9 million square feet, are geographically dispersed throughout the U.S. and primarily affiliated with major hospitals or located on or adjacent to major hospital campuses. The Medical Office Portfolio includes total gross properties and lease intangibles of $789.8 million and debt of $481.5 million as of September 30, 2025.
Property Segment - D.C. Multifamily Conversion
A vacant office building in Washington, D.C. was acquired in a loan foreclosure in May 2024 and transferred to our Property Segment with the expectation that we will convert it to multifamily use. That property has a carrying value of $117.1 million, of which $91.0 million represents construction in progress and $26.1 million represents land and land improvements, and no associated debt as of September 30, 2025.

Investing and Servicing Segment Property Portfolio (“REIS Equity Portfolio”)
The REIS Equity Portfolio is comprised of 7 commercial real estate properties and one equity interest in an unconsolidated real estate property (see Note 8), which were acquired from CMBS trusts over time. The REIS Equity Portfolio includes total gross properties and lease intangibles of $116.8 million and debt of $57.8 million as of September 30, 2025.

Commercial and Residential Lending Segment Property Portfolio
The Commercial and Residential Lending Segment Portfolio represents properties acquired through loan foreclosure or exercise of control over a mezzanine loan borrower’s pledged equity interests. This portfolio includes total gross properties and lease intangibles of $780.3 million and debt of $29.8 million as of September 30, 2025.
Woodstar Portfolios
Refer to Note 7 for a discussion of our Woodstar I and Woodstar II Portfolios which are not included in the table below.
The table below summarizes our properties held-for-investment as of September 30, 2025 and December 31, 2024 (dollars in thousands):

	Depreciable Life	September 30, 2025	December 31, 2024
Property Segment
Land and land improvements	0 - 15 years	$714,814	$95,642
Buildings and building improvements	0 - 40 years	1,855,441	635,636
Construction in progress	N/A	126,078	89,167
Furniture & fixtures	3 - 5 years	1,286	1,139
Investing and Servicing Segment
Land and land improvements	0 - 15 years	23,346	23,345
Buildings and building improvements	3 - 40 years	72,462	69,582
Furniture & fixtures	1 - 5 years	2,951	3,251
Commercial and Residential Lending Segment
Land and land improvements	0 - 13 years	143,090	117,983
Buildings and building improvements	0 - 50 years	381,922	326,603
Construction in progress	N/A	248,932	219,868
Furniture & fixtures	5 years	2,003	2,003
Properties, cost		3,572,325	1,584,219
Less: accumulated depreciation		(237,842)	(210,541)
Properties, net		$3,334,483	$1,373,678

During the nine months ended September 30, 2025, we sold an office building in Texas for $60.0 million, which had been acquired via equity control of the related mezzanine borrower entity in May 2022 within the Commercial and Residential Lending Segment. In 2023, we recorded a $30.1 million impairment on the property. Upon sale, we recognized a net gain of $4.1 million in our condensed consolidated statements of operations, representing: (i) forgiveness of debt totaling $23.5 million, which is reflected as gain on extinguishment of debt, offset by (ii) the excess of our carrying value over sales proceeds of $19.4 million, which is reflected within gain on sale of investments and other assets in our condensed consolidated statement of operations for the nine months ended September 30, 2025.

During the nine months ended September 30, 2025, we also sold a multifamily property within the Commercial and Residential Lending Segment for $54.5 million which did not qualify for sale accounting treatment under GAAP. In connection therewith, we provided $45.8 million of three-year senior secured financing to the purchaser, along with an up to $6.0 million unfunded commitment for future property improvements during the loan term. Such sale will be recognized under GAAP if and when collection of the financed amount becomes probable. In the meantime, the $53.8 million net carrying value of the property as of September 30, 2025 remains within properties on our condensed consolidated balance sheet and the initial down payment of $8.9 million and subsequent interest payments of $0.4 million received from the purchaser are recorded as a deposit liability within accounts payable, accrued expenses and other liabilities on our condensed consolidated balance sheet as of September 30, 2025.

On February 29, 2024, we sold the 16 retail properties which comprised our Property Segment’s Master Lease Portfolio for a gross sale price of $387.1 million. In connection with the sale, the purchaser assumed the related mortgage debt of $194.9 million, which resulted in net proceeds of $188.0 million after selling costs. We recognized a gain of $92.0 million, which is included within gain on sale of investments and other assets in our condensed consolidated statement of operations for the nine months ended September 30, 2024, and a $1.2 million loss on extinguishment of debt. Pretax income attributable to the Master Lease Portfolio prior to its sale was $3.3 million during the nine months ended September 30, 2024.

During the three and nine months ended September 30, 2025, there were no sales of property within the REIS Equity Portfolio. During the three and nine months ended September 30, 2024, we sold an operating property for $18.2 million within the REIS Equity Portfolio. In connection with this sale, we recognized a gain of $8.3 million within gain on sale of investments and other assets in our condensed consolidated statements of operations, of which $2.5 million was attributable to non-controlling interests.

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

Woodstar I Portfolio
The Woodstar I Portfolio is comprised of 32 affordable housing communities with 8,948 units concentrated primarily in the Tampa, Orlando and West Palm Beach metropolitan areas. During the year ended December 31, 2015, we acquired 18 of the 32 affordable housing communities of the Woodstar I Portfolio, with the final 14 communities acquired during the year ended December 31, 2016. The Woodstar I Portfolio includes properties at fair value of $1.8 billion and debt at fair value of $925.6 million as of September 30, 2025.
Woodstar II Portfolio
The Woodstar II Portfolio is comprised of 27 affordable housing communities with 6,109 units concentrated primarily in Central and South Florida. We acquired eight of the 27 affordable housing communities in December 2017, with the final 19 communities acquired during the year ended December 31, 2018. The Woodstar II Portfolio includes properties at fair value of $1.4 billion and debt at fair value of $497.0 million as of September 30, 2025.
Income (loss) from the Woodstar Fund’s investments reflects the following components for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating distributions from affordable housing fund investments	$15,928	$14,571	$42,931	$38,315
Distributions from refinancing (1)	178,020	—	178,020	—
Unrealized change in fair value of investments attributable to refinancing (1)	(178,020)	—	(178,020)	—
Other unrealized change in fair value of investments (2)	(15,604)	(20,161)	(33,582)	(28,011)
Income (loss) from affordable housing fund investments	$324	$(5,590)	$9,349	$10,304
______________________________________________________________________________________________________________________
(1)Represents a distribution of excess proceeds from the refinancing of maturing mortgage debt on certain Woodstar properties, which also affects the unrealized change in fair value of debt within the Woodstar Fund investments.
(2)The fair value of the Woodstar Fund’s investments are dependent upon the real estate and capital markets, which are cyclical in nature. Property and investment values are affected by, among other things, capitalization rates, the availability of capital, occupancy, rental rates and interest and inflation rates.

8. Investments in Unconsolidated Entities
The table below summarizes our investments in unconsolidated entities as of September 30, 2025 and December 31, 2024 (dollars in thousands):

	Participation / Ownership % (1)	Carrying value as of
		September 30, 2025	December 31, 2024
Equity method investments:
Equity interests in two natural gas power plants	10% - 12%	$53,896	$53,645
Equity interest in a retail center in Hawaii	25%	5,475	6,184
Investor entity which owns equity in an online real estate company	50%	5,283	5,178
Various (2)	(3)	—	17,927
		64,654	82,934
Other equity investments:
Equity interest in a servicing and advisory business	2%	7,462	7,462
Equity interest in a data center business in Ireland (4)	0.72%	7,672	7,672
Investment funds which own equity in a loan servicer and other real estate assets	4% - 6%	695	695
Various	3% - 15%	607	607
		16,436	16,436
		$81,090	$99,370
______________________________________________________________________________________________________________________
(1)None of these investments are publicly traded and therefore quoted market prices are not available.
(2)During the nine months ended September 30, 2025, we sold an equity interest originally obtained in connection with a $47.0 million loan that was originated in 2013 and fully repaid in 2022. In connection with the sale, we received gross proceeds of $70.0 million and recognized a gain of $51.4 million within gain on sale of investments and other assets in our condensed consolidated statement of operations for the nine months ended September 30, 2025.
(3)Includes common equity interests ranging from 20% to 70%, received in connection with loan modifications involving preferred equity interests, that currently have no carrying value.
(4)This equity interest was acquired in connection with the origination of a loan in 2021. The loan was repaid during the three months ended March 31, 2024. In connection with the repayment, an observable price change occurred when a 50% voting interest in this entity was acquired by related parties, including an investment fund and certain other entities affiliated with our Manager. As a result of the acquisition and resulting observable price change, we recorded a $6.0 million increase in the carrying value of our investment during the nine months ended September 30, 2024 to reflect its fair value implied by the acquisition.
There were no differences between the carrying value of our equity method investments and the underlying equity in the net assets of the investees as of September 30, 2025.
During the three and nine months ended September 30, 2025, we did not become aware of (i) any observable price changes in our other equity investments accounted for under the fair value practicability election or (ii) any indicators of impairment.

9. Goodwill and Intangibles
Goodwill
Goodwill is tested for impairment annually in the fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
Infrastructure Lending Segment
The Infrastructure Lending Segment’s goodwill of $119.4 million at both September 30, 2025 and December 31, 2024 represents the excess of consideration transferred over the fair value of net assets acquired on September 19, 2018 and October 15, 2018. The goodwill recognized is attributable to value embedded in the acquired Infrastructure Lending Segment’s lending platform.
LNR Property LLC (“LNR”)
The Investing and Servicing Segment’s goodwill of $140.4 million at both September 30, 2025 and December 31, 2024 represents the excess of consideration transferred over the fair value of net assets of LNR acquired on April 19, 2013. The goodwill recognized is attributable to value embedded in LNR’s existing platform, which includes a network of commercial real estate asset managers, work-out specialists, underwriters and administrative support professionals as well as proprietary historical performance data on commercial real estate assets.
Intangible Assets
Servicing Rights Intangibles
In connection with the LNR acquisition, we identified domestic servicing rights that existed at the purchase date, based upon the expected future cash flows of the associated servicing contracts. As of September 30, 2025 and December 31, 2024, the balance of the domestic servicing intangible was net of $36.4 million and $35.7 million, respectively, which was eliminated in consolidation pursuant to ASC 810 against VIE assets in connection with our consolidation of securitization VIEs. Before VIE consolidation, as of September 30, 2025 and December 31, 2024, the domestic servicing intangible had a balance of $63.9 million and $58.1 million, respectively, which represents our economic interest in this asset.
Lease Intangibles
In connection with our acquisitions of commercial real estate, we recognized in-place lease intangible assets and favorable lease intangible assets associated with certain non-cancelable operating leases of the acquired properties.
The following table summarizes our intangible assets, which are comprised of servicing rights intangibles and lease intangibles, as of September 30, 2025 and December 31, 2024 (amounts in thousands):

	As of September 30, 2025			As of December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Domestic servicing rights, at fair value	$27,522	$—	$27,522	$22,390	$—	$22,390
In-place lease intangible assets	390,339	(71,092)	319,247	93,826	(70,569)	23,257
Favorable lease intangible assets	95,780	(12,731)	83,049	27,798	(12,741)	15,057
Total net intangible assets	$513,641	$(83,823)	$429,818	$144,014	$(83,310)	$60,704
Memo: Unfavorable lease (liabilities) (1)	$(35,432)	$2,354	$(33,078)	$(3,105)	$2,019	$(1,086)
_____________________________________________________________________________________________________________________
(1)Balance as of September 30, 2025 includes $32.4 million of unfavorable lease liabilities related to the acquisition of Fundamental in July 2025. Unfavorable lease liabilities are classified within accounts payable, accrued expenses and other liabilities on our condensed consolidated balance sheets.

The following table summarizes the activity within intangible assets for the nine months ended September 30, 2025 (amounts in thousands):

	Domestic Servicing Rights	In-place Lease Intangible Assets	Favorable Lease Intangible Assets	Total Intangible Assets	Memo: Unfavorable Lease Liabilities
Balance as of January 1, 2025	$22,390	$23,257	$15,057	$60,704	$(1,086)
Acquisition (1)	—	307,448	71,562	379,010	(32,885)
Amortization	—	(6,446)	(1,802)	(8,248)	549
Sales	—	(5,012)	(1,768)	(6,780)	344
Changes in fair value due to changes in inputs and assumptions	5,132	—	—	5,132	—
Balance as of September 30, 2025	$27,522	$319,247	$83,049	$429,818	$(33,078)
___________________________________________________
(1)    Represents in-place and favorable lease intangible assets and unfavorable lease liabilities related to the acquisition of Fundamental in July 2025. The weighted average amortization period of these lease intangible assets and unfavorable lease liabilities is 17.2 years and 15.1 years, respectively.
The following table sets forth the estimated aggregate amortization of our in-place lease intangible assets, favorable lease intangible assets and unfavorable lease liabilities for the next five years and thereafter (amounts in thousands):

	Asset Amortization	Liability Amortization
2025 (remainder of)	$6,853	$(594)
2026	26,515	(2,342)
2027	26,251	(2,318)
2028	26,247	(2,317)
2029	26,213	(2,316)
Thereafter	290,217	(23,191)
Total	$402,296	$(33,078)

10. Secured Borrowings
Secured Financing Agreements
The following table is a summary of our secured financing agreements in place as of September 30, 2025 and December 31, 2024 (dollars in thousands):

											Outstanding Balance at
	Current Maturity		Extended Maturity (a)		Weighted Average Coupon		Pledged Asset Carrying Value		Maximum Facility Size		September 30, 2025		December 31, 2024
Repurchase Agreements:
Commercial Loans	Oct 2025 to May 2031	(b)	Oct 2028 to Dec 2033	(b)	Index + 1.90%	(c)	$11,792,848		$11,638,378	(d)	$7,258,133		$5,137,103
Residential Loans	Mar 2026 to Oct 2027		Mar 2026 to Apr 2028		SOFR + 1.65%		2,305,757		3,450,000		2,061,738		2,126,692
Infrastructure Loans	Sep 2027		Sep 2029		Index + 2.20%		426,353		650,000		326,743		264,432
Conduit Loans	Dec 2025 to Jun 2028		Dec 2026 to Jun 2029		SOFR + 2.15%		—		375,000		—		87,061
CMBS/RMBS	Dec 2025 to Apr 2032	(e)	Dec 2025 to Oct 2032	(e)	(f)		1,215,230		906,650		645,886	(g)	721,097
Total Repurchase Agreements							15,740,188		17,020,028		10,292,500		8,336,385
Other Secured Financing:
Borrowing Base Facility	Oct 2027		Oct 2029		SOFR + 2.00%		267,632		1,250,000	(h)	8,000		2,000
Commercial Financing Facilities	Jan 2026 to Apr 2030		Jan 2027 to Dec 2033		Index + 1.97%		687,866		977,423	(i)	477,187		330,081
Infrastructure Financing Facilities	Oct 2025 to Aug 2028		Oct 2027 to Jul 2033		SOFR + 1.87%		997,100		1,175,000		773,710		499,242
Property Financing	Dec 2025 to Dec 2026		Dec 2025 to May 2029		(j)		1,304,254		1,130,240		942,397		615,854
Term Loans and Revolver	Nov 2027 to Sep 2032		N/A		SOFR + 2.00%		N/A	(k)	2,475,879		2,275,879		1,452,567
Total Other Secured Financing							3,256,852		7,008,542		4,477,173		2,899,744
							$18,997,040		$24,028,570		14,769,673		11,236,129
Unamortized net discount											(20,671)		(19,338)
Unamortized deferred financing costs											(85,784)		(65,234)
											$14,663,218		$11,151,557
______________________________________________________________________________________________________________________
(a)Subject to certain conditions as defined in the respective facility agreement.
(b)For certain facilities, borrowings collateralized by loans existing at maturity may remain outstanding until such loan collateral matures, subject to certain specified conditions.
(c)Certain facilities with an outstanding balance of $2.5 billion as of September 30, 2025 are indexed to EURIBOR, BBSY, SARON and SONIA. The remainder are indexed to SOFR.
(d)Certain facilities with an aggregate initial maximum facility size of $11.2 billion may be increased to $11.6 billion, subject to certain conditions. The $11.6 billion amount includes such upsizes.
(e)Certain facilities with an outstanding balance of $229.4 million as of September 30, 2025 carry a rolling 12-month term which may reset quarterly with the lender’s consent. These facilities carry no maximum facility size.
(f)A facility with an outstanding balance of $320.8 million as of September 30, 2025 has a weighted average fixed annual interest rate of 3.96%. All other facilities are variable rate with a weighted average rate of SOFR + 1.83%.
(g)Includes: (i) $320.8 million outstanding on a repurchase facility that is not subject to margin calls; and (ii) $26.7 million outstanding on one of our repurchase facilities that represents the 49% pro rata share owed by a non-controlling partner in a consolidated joint venture (see Note 15).
(h)The maximum facility size as of September 30, 2025 of $615.0 million may be increased to $1.3 billion, subject to certain conditions. The $1.3 billion amount includes such upsize.
(i)Certain facilities with an aggregate initial maximum facility size of $877.4 million may be increased to $977.4 million, subject to certain conditions. The $977.4 million amount includes such upsizes.
(j)Certain facilities with an outstanding balance of $20.0 million as of September 30, 2025 have a weighted average fixed annual interest rate of 4.51%. All other facilities are variable rate with a weighted average rate of SOFR + 2.51%. Of the total balance, $414.6 million relates to Fundamental.
(k)These facilities are secured by the equity interests in certain of our subsidiaries which totaled $8.0 billion as of September 30, 2025.

In the normal course of business, the Company is in discussions with its lenders to extend, amend or replace any financing facilities which contain near term expirations.
In July 2025, we assumed property financing under a revolving credit agreement in connection with the acquisition of Fundamental. The maximum facility size is $600.0 million, of which $414.6 million is outstanding as of September 30, 2025. The facility is used to temporarily fund real estate acquisitions until securitization in the form of ABS financing (see discussion of securitized financing below). The facility matures in December 2026, carries an annual interest rate of SOFR + 2.50% (floor of 0.50%) and requires monthly interest-only payments, with no principal payments due until the earlier of maturity or the release of a property through sale or refinance.
In September 2025, we entered into a term loan facility totaling $700.0 million that carries a seven-year term, an annual interest rate of SOFR + 2.25%, and an issue discount of 50 bps.
In July 2025, we amended our $682.6 million November 2027 and $893.3 million January 2030 term loan facilities, reducing the spreads by 50 bps and 25 bps, to SOFR + 1.75% and SOFR + 2.00%, respectively.
During the nine months ended September 30, 2025, we amended several commercial credit facilities resulting in an aggregate net upsize of $1.5 billion and extended the weighted average maturity on amended facilities by 1.4 years to 3.1 years.
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

Our secured financing agreements contain certain financial tests and covenants. As of September 30, 2025, we were in compliance with all such covenants.

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
For the three and nine months ended September 30, 2025, approximately $9.1 million and $26.7 million, respectively, of amortization of deferred financing costs from secured financing agreements was included in interest expense on our condensed consolidated statements of operations. For the three and nine months ended September 30, 2024, approximately $9.0 million and $28.1 million, respectively, of amortization of deferred financing costs from secured financing agreements was included in interest expense on our condensed consolidated statements of operations.

As of September 30, 2025, JPMorgan Chase Bank, N.A., Morgan Stanley Bank, N.A. and Wells Fargo Bank, N.A. held collateral sold under certain of our repurchase agreements with carrying values that exceeded the respective repurchase obligations by $1.3 billion, $1.1 billion and $816.1 million, respectively. The weighted average extended maturity of those repurchase agreements is 4.9 years, 4.6 years and 8.0 years, respectively.

Securitized Financing

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

In July 2021, we contributed into a SASB, STWD 2021-HTS, a previously originated $230.0 million first mortgage and mezzanine loan on a portfolio of 41 extended stay hotels with $210.1 million of third party financing.

In May 2021, we refinanced a pool of our commercial loans held-for-investment through a CLO, STWD 2021-FL2. On the closing date, the CLO issued $1.3 billion of notes and preferred shares, of which $1.1 billion of notes were purchased by third party investors. We retained $70.1 million of notes, along with preferred shares with a liquidation preference of $127.5 million.

In August 2019, we refinanced a pool of our commercial loans held-for-investment through a CLO, STWD 2019-FL1. On the closing date, the CLO issued $1.1 billion of notes and preferred shares, of which $936.4 million of notes were purchased by third party investors. We retained $86.6 million of notes, along with preferred shares with a liquidation preference of $77.0 million. During the nine months ended September 30, 2025, we redeemed at par the third party financing of the CLO for $220.1 million.

During the nine months ended September 30, 2025, we repaid debt of STWD 2021-HTS, STWD 2022-FL3, STWD 2021-FL2 and STWD 2019-FL1 in the amount of $30.9 million, $169.5 million, $135.3 million and $220.2 million, respectively.

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

In January 2022, we refinanced a pool of our infrastructure loans held-for-investment through a CLO, STWD 2021-SIF2. On the closing date, the CLO issued $500.0 million of notes and preferred shares, of which $410.0 million of notes were purchased by third party investors. We retained preferred shares with a liquidation preference of $90.0 million. The CLO contained a reinvestment feature that, subject to certain eligibility criteria, allowed us to contribute new loans or participation interests in loans to the CLO for a period of three years. During the nine months ended September 30, 2025, we redeemed at par the third party financing of the CLO for $410.0 million and contributed certain loans previously held in the CLO to Starwood 2025-SIF5.

During the nine months ended September 30, 2025, we utilized the reinvestment feature for Starwood 2025-SIF5, Starwood 2024-SIF4, STWD 2024-SIF3 and STWD 2021-SIF2, contributing $103.1 million, $349.1 million, $186.1 million and $24.1 million, respectively, of additional interests into the CLOs. During the nine months ended September 30, 2025, the ramp-up feature was utilized for Starwood 2025-SIF5 and Starwood 2024-SIF4, acquiring $52.4 million and $19.0 million, respectively, of additional assets.
Property Segment

Fundamental utilizes ABS financing in the form of net-lease mortgage notes issued under a master trust by wholly-owned consolidated special purpose vehicles (“SPVs”). Each ABS note series requires monthly principal and interest payments with a balloon payment due at maturity. In connection with the ABS notes, Fundamental is subject to various restrictive financial and nonfinancial covenants, which, among other things, require certain minimum debt service coverage ratios. Fundamental was in compliance with all such covenants as of September 30, 2025.
The CLOs, SASB and ABS SPVs are considered VIEs, for which we are deemed the primary beneficiary and therefore consolidate. Refer to Note 15 for further discussion.
The following table is a summary of our securitized financing as of September 30, 2025 and December 31, 2024 (amounts in thousands):

September 30, 2025	Count	Face Amount	Carrying Value	Weighted Average Rate		Maturity
STWD 2022-FL3
Collateral assets	26	$742,487	$757,236	SOFR + 3.00%	(a)	February 2027	(b)
Financing	1	594,709	594,709	SOFR + 1.75%	(c)	November 2038	(d)
STWD 2021-HTS
Collateral assets	1	143,524	144,227	SOFR + 3.97%	(a)	April 2026	(b)
Financing	1	123,615	123,615	SOFR + 3.26%	(c)	April 2034	(d)
STWD 2021-FL2
Collateral assets	18	894,877	916,701	SOFR + 3.24%	(a)	February 2027	(b)
Financing	1	693,802	693,802	SOFR + 1.76%	(c)	April 2038	(d)
Starwood 2025-SIF5
Collateral assets	29	466,061	518,977	SOFR + 3.68%	(a)	September 2030	(b)
Financing	1	413,500	410,733	SOFR + 1.94%	(c)	April 2037	(d)
Starwood 2024-SIF4
Collateral assets	29	557,121	612,678	SOFR + 3.75%	(a)	October 2030	(b)
Financing	1	496,200	493,583	SOFR + 2.10%	(c)	October 2036	(d)
STWD 2024-SIF3
Collateral assets	29	380,994	408,666	SOFR + 3.83%	(a)	July 2030	(b)
Financing	1	330,000	328,104	SOFR + 2.41%	(c)	April 2036	(d)
Subtotal - CLOs and SASB
Collateral assets		3,185,064	3,358,485
Financing		2,651,826	2,644,546

ABS Financing
Collateral assets	334	N/A	1,443,462	N/A		N/A
ABS Master Series	3	877,942	877,942	5.94%	(e)	Mar 2028 to Oct 2029

Total Securitized Financing
Collateral assets		$3,185,064	$4,801,947
Financing		$3,529,768	$3,522,488

December 31, 2024	Count	Face Amount	Carrying Value	Weighted Average Rate		Maturity
STWD 2022-FL3
Collateral assets	35	$921,139	$927,656	SOFR + 3.32%	(a)	October 2026	(b)
Financing	1	764,223	762,992	SOFR + 1.94%	(c)	November 2038	(d)
STWD 2021-HTS
Collateral assets	1	174,417	175,338	SOFR + 4.01%	(a)	April 2026	(b)
Financing	1	154,508	154,508	SOFR + 2.81%	(c)	April 2034	(d)
STWD 2021-FL2
Collateral assets	22	1,047,685	1,053,503	SOFR + 3.64%	(a)	August 2026	(b)
Financing	1	829,137	829,137	SOFR + 1.68%	(c)	April 2038	(d)
STWD 2019-FL1
Collateral assets	7	383,853	385,712	SOFR + 3.50%	(a)	August 2026	(b)
Financing	1	220,228	220,228	SOFR + 2.10%	(c)	July 2038	(d)
Starwood 2024-SIF4
Collateral assets	33	558,707	609,072	SOFR + 3.95%	(a)	June 2029	(b)
Financing	1	496,200	492,936	SOFR + 2.10%	(c)	October 2036	(d)
STWD 2024-SIF3
Collateral assets	31	394,070	410,263	SOFR + 4.01%	(a)	April 2029	(b)
Financing	1	330,000	327,553	SOFR + 2.41%	(c)	April 2036	(d)
STWD 2021-SIF2
Collateral assets	30	500,898	515,425	SOFR + 3.79%	(a)	May 2029	(b)
Financing	1	410,000	409,072	SOFR + 2.11%	(c)	January 2033	(d)
Total Securitized Financing
Collateral assets		$3,980,769	$4,076,969
Financing		$3,204,296	$3,196,426
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
(c)Represents the weighted-average cost of financing, inclusive of any related deferred issuance costs.
(d)Repayments of the CLOs and SASB are tied to timing of the related collateral asset repayments. The term of the CLOs and SASB financing obligations represents the legal final maturity date.
(e)Includes: (i) $240.5 million outstanding under ABS Series 2024-1 with a weighted average fixed rate of 5.03%; (ii) $313.4 million outstanding under ABS Series 2023-2 with a weighted average fixed rate of 5.89% and (iii) $324.1 million outstanding under ABS Series 2023-1 with a weighted average fixed rate of 6.65%.
We incurred issuance costs in connection with our securitized financing, which is amortized on an effective yield basis over the estimated life of the debt. For the three and nine months ended September 30, 2025, approximately $0.8 million and $3.1 million, respectively, of amortization of deferred financing costs was included in interest expense on our condensed consolidated statements of operations. For the three and nine months ended September 30, 2024, approximately $2.0 million and $5.9 million, respectively, of amortization of deferred financing costs was included in interest expense on our condensed consolidated statements of operations. As of September 30, 2025 and December 31, 2024, our unamortized issuance costs were $7.3 million and $7.9 million, respectively.

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

	Repurchase Agreements	Other Secured Financing	Securitized Financing (a)	Total
2025 (remainder of)	$310,741	$38,336	$201,529	$550,606
2026	1,930,539	461,142	938,774	3,330,455
2027	2,435,286	1,243,659	456,715	4,135,660
2028	1,907,654	188,854	164,647	2,261,155
2029	1,162,225	530,844	155,944	1,849,013
Thereafter	2,546,054	2,014,338	1,612,159	6,172,551
Total	$10,292,499	$4,477,173	$3,529,768	$18,299,440
______________________________________________________________________________________________________________________
(a)For the CLOs, the above does not assume utilization of their reinvestment features. The SASB and ABS financings do not have reinvestment features.
11. Unsecured Senior Notes
The following table is a summary of our unsecured senior notes outstanding as of September 30, 2025 and December 31, 2024 (dollars in thousands):

	Coupon Rate	Swapped Rate (1)	Effective Rate (2)	Maturity Date	Remaining Period of Amortization	Carrying Value at
						September 30, 2025	December 31, 2024
2027 Convertible Notes	6.75%	N/A	7.38%	7/15/2027	1.8 years	380,750	380,750
2025 Senior Notes	4.75%	SOFR + 2.64%	5.04%	3/15/2025	N/A	—	250,000
2026 Senior Notes	3.63%	N/A	3.77%	7/15/2026	0.8 years	400,000	400,000
2027 Senior Notes	4.38%	SOFR + 2.95%	4.49%	1/15/2027	1.3 years	500,000	500,000
2029 Senior Notes	7.25%	SOFR + 3.25%	7.37%	4/1/2029	3.5 years	600,000	600,000
April 2030 Senior Notes	6.00%	SOFR + 2.70%	6.14%	4/15/2030	4.5 years	400,000	400,000
July 2030 Senior Notes	6.50%	SOFR + 2.55%	6.64%	7/1/2030	4.8 years	500,000	500,000
October 2030 Senior Notes	6.50%	SOFR + 2.61%	6.64%	10/15/2030	5.0 years	500,000	—
Total principal amount						3,280,750	3,030,750
Unamortized discount—Convertible Notes						(4,661)	(6,399)
Unamortized discount—Senior Notes						(11,470)	(10,501)
Unamortized deferred financing costs						(19,497)	(19,168)
Total carrying amount						$3,245,122	$2,994,682
______________________________________________________________________________________________________________________
(1)We entered into interest rate swaps on certain of our senior notes at closing to effectively convert them to floating rates.
(2)Effective rate reflects the coupon rate plus the effects of underwriter purchase discount.
Our unsecured senior notes contain certain financial tests and covenants. As of September 30, 2025, we were in compliance with all such covenants.
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
We recognized interest expense from our Convertible Notes of $7.1 million and $21.2 million, respectively, during the three and nine months ended September 30, 2025. We recognized interest expense from our Convertible Notes of $7.0 million and $21.0 million, respectively, during the three and nine months ended September 30, 2024.
The following table details the conversion attributes of our Convertible Notes outstanding as of September 30, 2025 (amounts in thousands, except rates):

	September 30, 2025
	Conversion	Conversion
	Rate (1)	Price (2)
2027 Convertible Notes	48.1783	$20.76

(1)    The conversion rate represents the number of shares of common stock issuable per $1,000 principal amount of 2027
Convertible Notes converted, as adjusted in accordance with the indenture governing the 2027 Convertible Notes
(including the applicable supplemental indenture).

(2)    As of September 30, 2025, the market price of the Company’s common stock was $19.37.

The if-converted value of the 2027 Convertible Notes was less than their principal amount by $25.4 million at September 30, 2025 as the closing market price of the Company’s common stock of $19.37 was less than the implicit conversion price of $20.76 per share. The if-converted value of the principal amount of the 2027 Convertible Notes was $355.3 million as of September 30, 2025. As of September 30, 2025, the net carrying amount and fair value of the 2027 Convertible Notes was $375.7 million and $393.0 million, respectively.

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
The following summarizes the face amount and proceeds of commercial loans securitized for the three and nine months ended September 30, 2025 and 2024 (amounts in thousands):

	Commercial Loans
	Face Amount	Proceeds
For the Three Months Ended September 30,
2025	$140,147	$144,378
2024	622,835	634,235
For the Nine Months Ended September 30,
2025	$843,121	$868,954
2024	972,305	992,644
There were no residential loans securitized during the three and nine months ended September 30, 2025 and 2024.
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

During the three months ended September 30, 2025, there were no sales of commercial or residential loans within the Commercial and Residential Lending Segment. During the nine months ended September 30, 2025, we sold a $231.7 million senior interest in a first mortgage originated during the period for proceeds of $229.9 million. During the three and nine months ended September 30, 2024, there were no sales of commercial or residential loans within the Commercial and Residential Lending Segment.

Investing and Servicing Loan Sales

During the three months ended September 30, 2025, the Investing and Servicing Segment sold loans outside of securitizations with a face amount of $24.5 million for proceeds of $24.9 million. During the nine months ended September 30, 2025, the Investing and Servicing Segment sold loans outside of securitizations with a face amount of $42.5 million for proceeds of $43.5 million. During the three and nine months ended September 30, 2024, the Investing and Servicing Segment

sold loans outside of securitization with a face amount of $70.9 million for proceeds of $68.9 million. The sale of these loans does not result in a discrete gain or loss since they are carried under the fair value option.
Infrastructure Loan Sales
During the three and nine months ended September 30, 2025 and the three months ended September 30, 2024, there were no sales of loans by the Infrastructure Lending Segment. During the nine months ended September 30, 2024, the Infrastructure Lending Segment sold a loan with a face amount of $49.5 million for proceeds of $47.1 million. The loan had been reclassified as held-for-sale during the three months ended March 31, 2024, at which time a $1.5 million fair value adjustment was provided within credit loss provision based on the contractual sale price.
13. Derivatives and Hedging Activity
Risk Management Objective of Using Derivatives
We are exposed to certain risks arising from both our business operations and economic conditions. Refer to Note 14 to the consolidated financial statements included in our Form 10-K for further discussion of our risk management objectives and policies.
Designated Hedges
The Company does not generally elect to apply the hedge accounting designation to its hedging instruments. As of September 30, 2025 and December 31, 2024, the Company did not have any designated hedges.
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
•Credit instruments which hedge a portion of our exposure to the credit risk of our commercial loans held-for-sale; and
The following table summarizes our non-designated derivatives as of September 30, 2025 (notional amounts in thousands):

Type of Derivative	Number of Contracts	Aggregate Notional Amount	Notional Currency	Maturity
Fx contracts – Buy Euros (“EUR”)	16	257,343	EUR	December 2025 - September 2027
Fx contracts – Buy Pounds Sterling (“GBP”)	10	9,127	GBP	December 2025 - January 2027
Fx contracts – Buy Australian dollar (“AUD”)	3	747,608	AUD	January 2026 - October 2029
Fx contracts – Sell EUR	132	604,635	EUR	October 2025 - July 2028
Fx contracts – Sell GBP	149	410,504	GBP	October 2025 - November 2027
Fx contracts – Sell AUD	87	1,481,324	AUD	October 2025 - October 2029
Fx contracts – Sell Swiss Franc (“CHF”)	11	17,635	CHF	November 2025
Fx contracts – Sell Swedish Kronas (“SEK”)	13	172,019	SEK	November 2025 - November 2028
Interest rate swaps – Paying fixed rates	32	2,676,770	USD	October 2025 - October 2033
Interest rate swaps – Receiving fixed rates	6	2,538,380	USD	January 2027 - October 2030
Interest rate futures	8	137,100	USD	November 2025
Interest rate caps	3	509,000	USD	May 2026 - June 2030
Credit instruments	1	70,000	USD	July 2030
Total	471

The above table excludes certain interest rate derivatives which serve as an economic hedge related to our residential loan portfolio. In 2024, we entered into a series of derivative transactions related to this loan portfolio in an effort to extend hedge duration. The current high interest rate environment has caused these loans to experience lower prepayment speeds than was originally anticipated at the time of their origination. In order to minimize volatility in future earnings and cash flows while minimizing the current cash outflow, we: (i) entered into a series of reverse swap trades to offset approximately 100% of the dollar duration of our existing interest rate swaps through the end of 2024 and approximately 80% between 2025 through their termination in the second quarter of 2027; and (ii) entered into a forward starting swap from June 2027 for four years which pays fixed and receives floating in order to replace the swaps reversed. Given the volume of these hedges and their sequential nature, the notional value of these new swaps is not representative of the notional value of our portfolio, and they were thus excluded from the table above. The notional value of the swaps described in (i) above that were effective and included as of September 30, 2025 totaled $2.9 billion. The notional value of the swaps described in (i) above that were not yet effective and not included as of September 30, 2025 totaled $6.5 billion. Because the reverse swaps and the forward starting swap are not specifically designated to assets or liabilities, changes in their respective fair values are recorded currently in earnings. The above table also excludes $3.6 billion notional amount of certain other interest rate swaps we entered into prior to September 30, 2025, but that were not yet effective.

The table below presents the fair value of our derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024 (amounts in thousands):

	Fair Value of Derivatives in an Asset Position (1) as of		Fair Value of Derivatives in a Liability Position (2) as of
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Foreign exchange contracts	$28,478	$137,577	$79,121	$67,452
Interest rate contracts	8,836	37,758	12,870	27,292
Credit instruments	—	185	1,580	146
Total derivatives	$37,314	$175,520	$93,571	$94,890
___________________________________________________
(1)Classified as derivative assets in our condensed consolidated balance sheets.
(2)Classified as derivative liabilities in our condensed consolidated balance sheets.
The table below presents the effect of our derivative financial instruments on the condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024 (amounts in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income for the Three Months Ended September 30,		Amount of Gain (Loss) Recognized in Income for the Nine Months Ended September 30,
		2025	2024	2025	2024
Foreign exchange contracts	Gain (loss) on derivative financial instruments, net	$18,316	$(56,178)	$(109,301)	$(8,823)
Interest rate contracts	Gain (loss) on derivative financial instruments, net	(12,302)	(27,359)	(24,973)	28,596
Credit instruments	Gain (loss) on derivative financial instruments, net	(200)	(404)	(897)	(789)
		$5,814	$(83,941)	$(135,171)	$18,984

14. Offsetting Assets and Liabilities
The following tables present the potential effects of netting arrangements on our financial position for financial assets and liabilities within the scope of ASC 210-20, Balance Sheet—Offsetting, which for us are derivative assets and liabilities as well as repurchase agreement liabilities (amounts in thousands):

		(ii) Gross Amounts Offset in the Statement of Financial Position	(iii) = (i) - (ii) Net Amounts Presented in the Statement of Financial Position	(iv) Gross Amounts Not Offset in the Statement of Financial Position
	(i) Gross Amounts Recognized			Financial Instruments	Cash Collateral Received / Pledged	(v) = (iii) - (iv) Net Amount
As of September 30, 2025
Derivative assets	$37,314	$—	$37,314	$35,872	$—	$1,442
Derivative liabilities	$93,571	$—	$93,571	$35,872	$57,699	$—
Repurchase agreements	10,292,500	—	10,292,500	10,292,500	—	—
	$10,386,071	$—	$10,386,071	$10,328,372	$57,699	$—
As of December 31, 2024
Derivative assets	$175,520	$—	$175,520	$94,440	$20,760	$60,320
Derivative liabilities	$94,890	$—	$94,890	$94,440	$450	$—
Repurchase agreements	8,336,385	—	8,336,385	8,336,385	—	—
	$8,431,275	$—	$8,431,275	$8,430,825	$450	$—
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
As discussed in Note 10, we have financed (i) various pools of our commercial and infrastructure loans held-for-investment through multiple CLOs and an SASB and (ii) pools of net lease properties through ABSs, all of which are considered to be VIEs. We are the primary beneficiary of, and therefore consolidate, all these securitized financing VIEs in our financial statements as we have both (i) the power to direct the activities in our role as collateral manager, collateral advisor, controlling class representative and/or special servicer that most significantly impact the VIE’s economic performance, and (ii) the obligation to absorb losses and the right to receive benefits from the VIEs that could be potentially significant through the subordinate interests we own.

The following table details the assets and liabilities of our consolidated securitized financing VIEs as of September 30, 2025 and December 31, 2024 (amounts in thousands):

	September 30, 2025	December 31, 2024
Assets:
Cash and cash equivalents	$133,719	$76,320
Loans held-for-investment	3,183,233	3,975,964
Investment securities	—	216
Properties, net	1,186,832	—
Intangible assets, net	239,345	—
Accrued interest receivable	12,089	20,755
Other assets	46,729	3,714
Total Assets	$4,801,947	$4,076,969
Liabilities
Accounts payable, accrued expenses and other liabilities	$73,006	$23,540
Securitized financing, net	3,522,488	3,196,426
Total Liabilities	$3,595,494	$3,219,966
Assets held by the securitized financing VIEs are restricted and can be used only to settle obligations of those VIEs, including the subordinate interests owned by us. The liabilities of those VIEs are non-recourse to us and can only be satisfied from the assets of the VIEs.
We also hold controlling interests in other non-securitization entities that are considered VIEs. The Woodstar Fund, Woodstar Feeder Fund, L.P. and one of the Woodstar Fund’s indirect investees, SPT Dolphin Intermediate LLC (“SPT Dolphin”), the entity which holds the Woodstar II Portfolio, are each VIEs because the third party interest holders do not carry kick-out rights or substantive participating rights. We were deemed to be the primary beneficiary of those VIEs because we possess both the power to direct the activities of the VIEs that most significantly impact their economic performance and a significant economic interest in each entity. The Woodstar Fund had total assets of $1.9 billion, including its indirect investment in SPT Dolphin, and no significant liabilities as of September 30, 2025. As of September 30, 2025, Woodstar Feeder Fund, L.P. and its consolidated subsidiary which is also considered a VIE, Woodstar Feeder REIT, LLC, had a $0.5 billion investment in the Woodstar Fund, had no significant liabilities and had temporary equity of $0.4 billion consisting of the contingently redeemable non-controlling interests of the third party investors (see Note 17).
We also hold a 51% controlling interest in a joint venture (the “CMBS JV”) within our Investing and Servicing Segment, which is considered a VIE because the third party interest holder does not carry kick-out rights or substantive participating rights. We are deemed the primary beneficiary of the CMBS JV. This VIE had total assets of $218.4 million and liabilities of $55.2 million as of September 30, 2025. Refer to Note 17 for further discussion.
In addition to the above non-securitization entities, we have smaller VIEs with total assets of $70.0 million and no significant liabilities as of September 30, 2025.
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
As noted above, we are not obligated to provide, nor have we provided, any financial support for any of our securitization VIEs, whether or not we are deemed to be the primary beneficiary. As such, the risk associated with our involvement in these VIEs is limited to the carrying value of our investment in the entity. As of September 30, 2025, our maximum risk of loss related to securitization VIEs in which we were not the primary beneficiary was $28.8 million on a fair value basis.

As of September 30, 2025, the securitization VIEs which we do not consolidate had debt obligations to beneficial interest holders with unpaid principal balances, excluding the notional value of interest-only securities, of $4.4 billion. The corresponding assets are comprised primarily of commercial mortgage loans with unpaid principal balances corresponding to the amounts of the outstanding debt obligations.
We also hold passive non-controlling interests in certain unconsolidated entities that are considered VIEs. We are not the primary beneficiaries of these VIEs as we do not possess the power to direct the activities of the VIEs that most significantly impact their economic performance and therefore report our interests, which totaled $6.2 million as of September 30, 2025, within investments in unconsolidated entities on our condensed consolidated balance sheet. Our maximum risk of loss is limited to our carrying value of the investments.
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
Base Management Fee. For the three months ended September 30, 2025 and 2024, approximately $25.1 million and $22.4 million, respectively, was incurred for base management fees. For the nine months ended September 30, 2025 and 2024, approximately $71.9 million and $66.3 million, respectively, was incurred for base management fees. As of September 30, 2025 and December 31, 2024, there were $25.1 million and $23.5 million, respectively, of unpaid base management fees included in related-party payable in our condensed consolidated balance sheets.
Incentive Fee. There were no incentive fees incurred during the three months ended September 30, 2025 and 2024. For the nine months ended September 30, 2025 and 2024, approximately $10.2 million and $22.6 million, respectively, was incurred for incentive fees. As of December 31, 2024, there were $12.7 million of unpaid incentive fees included in related-party payable in our condensed consolidated balance sheets. There were no unpaid incentive fees as of September 30, 2025.
Expense Reimbursement. For the three months ended September 30, 2025 and 2024, approximately $1.3 million and $1.5 million, respectively, was incurred for executive compensation and other reimbursable expenses and recognized within general and administrative expenses in our condensed consolidated statements of operations. For the nine months ended September 30, 2025 and 2024, approximately $4.4 million and $3.6 million, respectively, was incurred for executive compensation and other reimbursable expenses. As of September 30, 2025 and December 31, 2024, there were $2.9 million and $2.7 million, respectively, of unpaid reimbursable executive compensation and other expenses included in related-party payable in our condensed consolidated balance sheets.
Equity Awards. In certain instances, we issue RSAs to certain employees of affiliates of our Manager who perform services for us. These RSAs generally vest over a three-year period. There were no RSAs granted during the three months ended September 30, 2025 and 2024. During the nine months ended September 30, 2025 and 2024, we granted 416,780 and 924,092 RSAs, respectively, at grant date fair values of $8.4 million and $18.8 million, respectively. Expenses related to the vesting of awards to employees of affiliates of our Manager were $2.4 million and $2.3 million during the three months ended September 30, 2025 and 2024, respectively, and $7.3 million and $6.0 million during the nine months ended September 30, 2025 and 2024, respectively, which are reflected in general and administrative expenses in our condensed consolidated statements of operations. Compensation expense related to the ESPP (refer to Note 17) for employees of affiliates of our Manager was not material during the three and nine months ended September 30, 2025 and 2024, and is reflected in general and administrative expenses in our condensed consolidated statements of operations.

Manager Equity Plan
In April 2022, the Company’s shareholders approved the Starwood Property Trust, Inc. 2022 Manager Equity Plan (the “2022 Manager Equity Plan”) which replaced the Starwood Property Trust, Inc. 2017 Manager Equity Plan (the “2017 Manager Equity Plan”). In March 2025, we granted 1,350,000 RSUs to our Manager under the 2022 Manager Equity Plan. In March 2024, we granted 1,300,000 RSUs to our Manager under the 2022 Manager Equity Plan. In November 2022, we granted 1,500,000 RSUs to our Manager under the 2022 Manager Equity Plan. In connection with these grants and prior similar grants, we recognized share-based compensation expense of $7.0 million and $4.8 million within management fees in our condensed consolidated statements of operations for the three months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025 and 2024, we recognized share-based compensation expense of $21.2 million and $14.5 million, respectively, related to these awards. Refer to Note 17 for further discussion.
Investments in Loans and Securities
The following five related-party loan transactions were each approved by our board of directors, with those affiliated with the respective transaction recusing themselves.
In June 2025, we co-originated 49% of a $587.1 million first mortgage loan for the construction of a data center in Herndon, Virginia that is fully leased to an investment grade tenant. Of our $287.7 million share of the total loan commitment, $44.9 million has been funded and is outstanding as of September 30, 2025. The loan has an initial term of four-years with two one-year extension options (subject to certain conditions) and initially bears interest at SOFR plus 3.00%. This pricing was negotiated in a competitive bid process with a third party who is retaining the remaining 51% interest in the loan. The borrower is an affiliate of our Manager. Because of the affiliated interest, we lack certain consent rights under the co-lender agreement.

In May 2025, we co-originated one-third of a $638.5 million first mortgage loan for the construction of a data center in Ashburn, Virginia that is fully leased to an investment grade tenant. Of our $212.8 million share of the total loan commitment, $131.4 million has been funded and is outstanding as of September 30, 2025. The loan has a five-year term and initially bears interest at SOFR (floor of 2.00%) plus 2.50%. This pricing was negotiated in a competitive bid process with other third parties who are retaining the remaining two-thirds interest in the loan. An affiliate of our Manager is general partner of, and holds a 92.5% limited partnership interest in, the borrower. Because of the affiliated interest, we lack certain consent rights under the co-lender agreement.

In January 2025, we co-originated 49% of a $388.4 million first mortgage loan for the construction of a luxury 81 unit condominium project in Miami Beach, Florida. Of our $190.3 million share of the total loan commitment, $64.4 million has been funded and is outstanding as of September 30, 2025. The loan has an initial term of four years with a one-year extension option (subject to certain conditions) and bears interest at SOFR (floor of 3.00%) plus 4.25%. This pricing was negotiated in a competitive bid process with a third party who is retaining the remaining 51% interest in the loan. An affiliate of our Manager is general partner of, and holds a 90% limited partnership interest in, the borrower. Because of the affiliated interest, we lack certain consent rights under the co-lender agreement.
In December 2024, we modified a loan that was originated in March 2022 for the development and recapitalization of a portfolio of luxury rental cabins, where our CEO and another non-independent member of our board of directors own minority equity interests in the borrower. In connection with a new $25.0 million investment in the borrower by a major hotel brand, we granted: (i) a 24-month term extension with a one-year extension option subject to certain conditions and with an extension fee due at maturity, (ii) a 2.25% reduction in the interest rate to SOFR + 4.25%, and (iii) deferral of half of the remaining interest payments until maturity in December 2026. Previous modifications to the loan were as follows: (i) in July 2023, we agreed to a 10-month 300 bps partial interest payment deferral, which in January 2024 was extended to December 2024; and (ii) in June 2024, we deferred all remaining interest payments due under the loan and formally extended its initial maturity until December 2024. The loan had an original commitment of $200.0 million, of which $147.6 million was outstanding as of September 30, 2025. The deferred interest balance was $17.3 million as of September 30, 2025.
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
In April 2024, we acquired from Starwood Real Estate Income Trust, Inc. (“SREIT”), an affiliate of our Manager, a £176.0 million ($219.8 million) first mortgage loan participation on a portfolio of vacation cottages, caravan homes and resorts across the United Kingdom at its fair value, determined as par less a 1.0% discount. The loan bears interest at SONIA + 5.40% and matures in February 2026 with two one-year extension options. Prior to acquisition, we had an existing participation in this loan, of which the outstanding balance was £352.0 million. In August 2025, the loan was repaid in full.
In July 2024, we purchased all the controlling class certificates in the newly-formed Freddie Mac multifamily mortgage trust, FREMF 2024-KF163 (the “Trust”), for their aggregate principal amount of $77.1 million. The certificates have a pass-through interest rate of one-month SOFR + 6.00% and an expected final distribution date in May 2034. As of September 30, 2025, the Trust holds 25 SOFR based floating rate multifamily mortgage loans with a total principal balance of approximately $1.0 billion, of which affiliates of our Manager are borrowers under 11 of those loans totaling approximately $495.0 million. As directing certificate holder, we are considered the primary beneficiary of, and therefore consolidate the Trust as a securitization VIE. However, while we are able to appoint and remove the special servicer of the unaffiliated loans in the VIE, we cannot name ourselves or an affiliate as special servicer, and we cannot remove or direct the third party special servicer with respect to the affiliate loans.
In December 2012, the Company acquired 9,140,000 ordinary shares in SEREF, a debt fund that is externally managed by an affiliate of our Manager and is listed on the London Stock Exchange, for approximately $14.7 million, which equated to approximately 4% ownership of SEREF. As of December 31, 2024, we held 4,480,649 shares of SEREF that had not yet been redeemed. During the three and nine months ended September 30, 2025, 1,568,451 and 2,628,716 shares were redeemed by SEREF, for proceeds of $2.0 million and $3.4 million, respectively, leaving 1,851,933 shares held as of September 30, 2025. As of September 30, 2025, our shares represent an approximate 2.3% interest in SEREF. Refer to Note 5 for additional details.
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
During the three and nine months ended September 30, 2025, we made payments to the landlord under the terms of the lease of $1.8 million and $5.1 million, respectively, for rent, parking and our pro rata share of building operating expenses. During the three and nine months ended September 30, 2024, we made payments to the landlord under the terms of the lease of $1.6 million and $4.9 million, respectively. During the three and nine months ended September 30, 2025, we recognized $1.9 million and $5.5 million, respectively, of expenses with respect to this lease within general and administrative expenses in our condensed consolidated statements of operations. During the three and nine months ended September 30, 2024, we recognized $1.8 million and $5.3 million, respectively, of expenses with respect to this lease.
Other Related-Party Arrangements
In August 2025, we entered into a shared services agreement with Starwood Capital Group Management, L.L.C. (“SCG Management”), that governs the reimbursement arrangements for SCG Management and its affiliates when our employees or contractors provide services to those entities. The agreement is effective as of January 2, 2024. The reimbursement parameters were informed by a transfer pricing study conducted by a third party. Amounts previously billed to SCG Management have been adjusted in accordance with the terms of this agreement as of the August 2025 execution date. The final amounts billed in accordance with the agreement are $4.4 million with respect to the year ended December 31, 2024 and $2.8 million with respect to the nine months ended September 30, 2025, which are reflected within other assets in our condensed consolidated balance sheet as of September 30, 2025.

In March 2025, an affiliate of our Manager acquired Worldwide Mission Critical (“Worldwide”), an entity which provides asset management services for loans secured by data center projects, including construction loans. Prior to Worldwide’s acquisition by our Manager, we entered into a $0.3 million contract with Worldwide to provide services on a $550.0 million construction loan that was originated by us during the three months ended March 31, 2025. During the three months ended September 30, 2025, we incurred less than $0.1 million of costs related to this contract. During the nine months ended September 30, 2025, we incurred $0.1 million of costs related to this contract.

Essex Title, LLC (“Essex”), which is majority-owned by Starwood Capital Group as a limited partner, acts as an agent for one or more underwriters in issuing title policies and/or providing support services related to investments by the Company, its affiliates and other third parties. Essex earns fees, which would have otherwise been paid to third parties, by providing title agency services and facilitating the placement of title insurance with underwriters. During the three and nine months ended September 30, 2025, we paid $0.2 million of fees relating to such services provided by Essex. During the nine months ended September 30, 2024, we paid $1.7 million of fees relating to such services provided by Essex.

Highmark Residential (“Highmark”), an affiliate of our Manager, provides property management services for properties within our Woodstar I and Woodstar II Portfolios. Fees paid to Highmark are calculated as a percentage of gross receipts and are at market terms. During the three months ended September 30, 2025 and 2024, property management fees to Highmark of $1.8 million and $1.7 million, respectively, were recognized within our Woodstar Portfolios. During the nine months ended September 30, 2025 and 2024, property management fees to Highmark were $5.2 million and $4.8 million, respectively.

Refer to Note 17 to the consolidated financial statements included in our Form 10-K for further discussion of related-party agreements.
17. Stockholders’ Equity and Non-Controlling Interests
Dividends Declared

During the nine months ended September 30, 2025, our board of directors (the “Board”) declared the following dividends:

Declaration Date	Record Date	Payment Date	Amount	Frequency
7/16/25	9/30/25	10/15/25	$0.48	Quarterly
6/11/25	6/30/25	7/15/25	0.48	Quarterly
3/13/25	3/31/25	4/15/25	0.48	Quarterly
Common Stock Offering

During the three and nine months ended September 30, 2025, we issued 27,125,000 shares of common stock in a public offering for gross proceeds of $534.4 million, at a price of $19.70 per share.
ATM Agreement
In May 2025, we entered into a Starwood Property Trust, Inc. Common Stock Sales Agreement (the “ATM Agreement”) with a syndicate of financial institutions to sell shares of the Company’s common stock of up to $500.0 million from time to time, through an “at the market” equity offering program. Sales of shares under the ATM Agreement are made by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale or at negotiated prices. The ATM Agreement replaces a similar agreement previously entered into in May 2022 with a syndicate of financial institutions. During the nine months ended September 30, 2025, we issued 1,561,634 shares of common stock under the ATM Agreement for gross proceeds of $31.6 million at an average price of $20.22 and paid related commission costs of $0.5 million. There were no shares issued under the ATM Agreement during the three months ended September 30, 2025. There were no shares issued under the previous ATM agreement during the three and nine months ended September 30, 2024.
Dividend Reinvestment and Direct Stock Purchase Plan
During the three and nine months ended September 30, 2025 and 2024, shares issued under the Starwood Property Trust, Inc. Dividend Reinvestment and Direct Stock Purchase Plan (the “DRIP Plan”) were not material.

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
During the three and nine months ended September 30, 2025, 15,534 and 97,559 shares, respectively, of common stock were purchased by participants at weighted average discounted purchase prices of $17.06 and 16.96 per share, respectively. During the three and nine months ended September 30, 2024, 16,621 and 99,997 shares, respectively, of common stock were purchased by participants at weighted average discounted purchase prices of $16.36 and $16.85 per share, respectively. During the three and nine months ended September 30, 2025, the Company recognized $0.1 million and $0.4 million, respectively, of compensation expense related to its ESPP based on the estimated fair value of the discounted purchase options granted to the participants as of the beginning of the quarterly offering periods determined using the Black-Scholes option pricing model. During the three and nine months ended September 30, 2024, the Company recognized $0.1 million and $0.4 million, respectively, of compensation expense related to its ESPP.
As of September 30, 2025, there were 1.6 million shares of common stock available for future issuance through the ESPP.

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
The table below summarizes our share awards granted or vested under the 2022 Manager Equity Plan during the nine months ended September 30, 2025 and 2024 (dollar amounts in thousands):

Grant Date	Type	Amount Granted	Grant Date Fair Value	Vesting Period
March 2025	RSU	1,350,000	$27,081	3 years
March 2024	RSU	1,300,000	$26,104	3 years
November 2022	RSU	1,500,000	$31,605	3 years
Schedule of Non-Vested Shares and Share Equivalents (1)

	Equity Plan	Manager Equity Plan	Total	Weighted Average Grant Date Fair Value (per share)
Balance as of January 1, 2025	2,645,260	1,241,668	3,886,928	$20.46
Granted	2,403,212	1,350,000	3,753,212	20.01
Vested	(841,795)	(1,037,499)	(1,879,294)	20.76
Forfeited	(13,006)	—	(13,006)	20.02
Balance as of September 30, 2025	4,193,671	1,554,169	5,747,840	20.04
(1)    Equity-based award activity for awards granted under the 2017 and 2022 Equity Plans is reflected within the Equity Plan column, and for awards granted under the 2017 and 2022 Manager Equity Plans, within the Manager Equity Plan column.
As of September 30, 2025, there were 9.7 million shares of common stock available for future grants under the 2022 Manager Equity Plan and the 2022 Equity Plan.

Non-Controlling Interests in Consolidated Subsidiaries
As discussed in Note 2, on November 5, 2021 we sold a 20.6% non-controlling interest in the Woodstar Fund to third party investors for net cash proceeds of $214.2 million. Under the Woodstar Fund operating agreement, such interests are contingently redeemable by us, at the option of the interest holder, for cash at liquidation fair value if any assets remain upon termination of the Woodstar Fund. The Woodstar Fund operating agreement specifies an eight-year term with two one-year extension options, the first at our option and the second subject to consent of an advisory committee representing the non-controlling interest holders. Accordingly, these contingently redeemable non-controlling interests have been classified as “Temporary Equity” in our condensed consolidated balance sheets and represent the fair value of the Woodstar Fund’s net assets allocable to those interests. During the three and nine months ended September 30, 2025, net (loss) income attributable to these non-controlling interests was $(0.3) million and $0.9 million, respectively. During the three and nine months ended September 30, 2024, net (loss) income attributable to these non-controlling interests was $(1.5) million and $1.0 million, respectively.
In connection with our Woodstar II Portfolio acquisitions, we issued 10.2 million Class A Units in our subsidiary, SPT Dolphin, and rights to receive an additional 1.9 million Class A Units if certain contingent events occur. As of September 30, 2025, all of the 1.9 million contingent Class A Units were issued. The Class A Units are redeemable for consideration equal to the current share price of the Company’s common stock on a one-for-one basis, with the consideration paid in either cash or the Company’s common stock, at the determination of the Company. During the nine months ended September 30, 2025, redemptions of 0.1 million of the Class A Units were received and settled in common stock, leaving 9.6 million Class A Units outstanding as of September 30, 2025. The outstanding Class A Units are reflected as non-controlling interests in consolidated subsidiaries on our condensed consolidated balance sheets, the balance of which was $205.7 million and $207.1 million as of September 30, 2025 and December 31, 2024, respectively.
To the extent SPT Dolphin has sufficient cash available, the Class A Units earn a preferred return indexed to the dividend rate of the Company’s common stock. Any distributions made pursuant to this waterfall are recognized within net income attributable to non-controlling interests in our condensed consolidated statements of operations. During the three and nine months ended September 30, 2025, we recognized net income attributable to non-controlling interests of $4.6 million and $13.9 million, respectively, associated with these Class A Units. During the three and nine months ended September 30, 2024, we recognized net income attributable to non-controlling interests of $4.7 million and $14.0 million, respectively.
As discussed in Note 15, we hold a 51% controlling interest in the CMBS JV within our Investing and Servicing Segment. Because the CMBS JV is deemed a VIE for which we are the primary beneficiary, the 49% interest of our joint venture partner is reflected as a non-controlling interest in consolidated subsidiaries on our condensed consolidated balance sheets, and any net income attributable to this 49% joint venture interest is reflected within net income attributable to non-controlling interests in our condensed consolidated statements of operations. The non-controlling interests in the CMBS JV were $88.0 million and $94.5 million as of September 30, 2025 and December 31, 2024, respectively. During the three and nine months ended September 30, 2025, net income (loss) attributable to these non-controlling interests was $1.9 million and $(0.4) million, respectively. During the three and nine months ended September 30, 2024, net loss attributable to these non-controlling interests was $10.8 million and $18.4 million, respectively.

18. Earnings per Share
The following table provides a reconciliation of net income and the number of shares of common stock used in the computation of basic EPS and diluted EPS (amounts in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Basic Earnings
Income attributable to STWD common stockholders	$72,560	$76,068	$314,629	$308,290
Less: Income attributable to participating shares not already deducted as non-controlling interests	(2,472)	(1,747)	(6,836)	(5,583)
Basic earnings	$70,088	$74,321	$307,793	$302,707

Diluted Earnings
Income attributable to STWD common stockholders	$72,560	$76,068	$314,629	$308,290
Less: Income attributable to participating shares not already deducted as non-controlling interests	(2,472)	(1,747)	(6,836)	(5,583)
Diluted earnings	$70,088	$74,321	$307,793	$302,707

Number of Shares:
Basic — Average shares outstanding	360,136	319,690	344,139	315,021
Effect of dilutive securities — Unvested non-participating shares	258	89	160	281
Diluted — Average shares outstanding	360,394	319,779	344,299	315,302

Earnings Per Share Attributable to STWD Common Stockholders:
Basic	$0.19	$0.23	$0.89	$0.96
Diluted	$0.19	$0.23	$0.89	$0.96
As of September 30, 2025 and 2024, participating shares of 14.8 million and 13.3 million, respectively, were excluded from the computation of diluted shares as their effect was already considered under the more dilutive two-class method used above. Such participating shares at September 30, 2025 and 2024 included 9.6 million and 9.7 million potential shares, respectively, of our common stock issuable upon redemption of the Class A Units in SPT Dolphin, as discussed in Note 17. Our Convertible Notes were not dilutive for the three and nine months ended September 30, 2025 and 2024.

19. Accumulated Other Comprehensive Income
The changes in AOCI by component are as follows (amounts in thousands):

Cumulative Unrealized Gain (Loss) on Available-for- Sale Securities
Three Months Ended September 30, 2025
Balance at July 1, 2025	$12,785
OCI before reclassifications	(850)
Amounts reclassified from AOCI	—
Net period OCI	(850)
Balance at September 30, 2025	$11,935
Three Months Ended September 30, 2024
Balance at July 1, 2024	$13,920
OCI before reclassifications	2,336
Amounts reclassified from AOCI	—
Net period OCI	2,336
Balance at September 30, 2024	$16,256
Nine Months Ended September 30, 2025
Balance at January 1, 2025	$13,594
OCI before reclassifications	(1,659)
Amounts reclassified from AOCI	—
Net period OCI	(1,659)
Balance at September 30, 2025	$11,935
Nine Months Ended September 30, 2024
Balance at January 1, 2024	$15,352
OCI before reclassifications	904
Amounts reclassified from AOCI	—
Net period OCI	904
Balance at September 30, 2024	$16,256

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

Internal valuations at interim quarter ends, including September 30, 2025, are prepared by management. The valuation of properties is based on a direct income capitalization approach, whereby a direct capitalization market rate is applied to annualized in-place net operating income at the portfolio level. The direct capitalization rate is initially calibrated to the implied rate from the latest appraisal and adjusted for subsequent changes in current market capitalization rates for sales of comparable multifamily properties. The valuations of secured financing agreements, working capital and interest rate derivatives are consistent with the methodologies described in the paragraph above.

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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level II of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level III inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of September 30, 2025 and December 31, 2024, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level II of the fair value hierarchy.
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
Fair Value on a Nonrecurring Basis
We determine the fair value of our financial assets measured at fair value on a nonrecurring basis as follows:
Indebtedness assumed in Fundamental merger

We determined the fair value of the revolving secured financing and ABS securitized financing assumed in the Fundamental merger (see Note 3) by discounting the contractual cash flows at the interest rate we estimate such arrangements would bear if executed in the current market as of the July 23, 2025 merger date. The cash flows were discounted through the earliest contractually open prepayment dates under the assumption that the respective debt could be refinanced at then current market rates, with such assumption further supported by our intentions with regards to refinancing this indebtedness. The resulting fair values approximated the respective outstanding principal balances. We have determined that our valuation of these instruments would be classified in Level III of the fair value hierarchy.

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

Secured financing agreements and securitized financing
The fair value of the secured financing agreements and securitized financing are determined by discounting the contractual cash flows at the interest rate we estimate such arrangements would bear if executed in the current market. We have determined that our valuation of these instruments should be classified in Level III of the fair value hierarchy.
Unsecured senior notes
The fair value of our unsecured senior notes is determined based on the last available bid price for the respective notes in the current market. As these prices represent observable market data, we have determined that the fair value of these instruments would be classified in Level II of the fair value hierarchy.
Fair Value Disclosures
The following tables present our financial assets and liabilities carried at fair value on a recurring basis in the consolidated balance sheets by their level in the fair value hierarchy as of September 30, 2025 and December 31, 2024 (amounts in thousands):

	September 30, 2025
	Total	Level I	Level II	Level III
Financial Assets:
Loans under fair value option	$2,561,155	$—	$86,497	$2,474,658
RMBS	89,474	—	—	89,474
CMBS	28,773	—	—	28,773
Equity security	2,166	2,166	—	—
Woodstar Fund investments	1,861,931	—	—	1,861,931
Domestic servicing rights	27,522	—	—	27,522
Derivative assets	37,314	—	37,314	—
VIE assets	34,205,812	—	—	34,205,812
Total	$38,814,147	$2,166	$123,811	$38,688,170
Financial Liabilities:
Derivative liabilities	$93,571	$—	$93,571	$—
VIE liabilities	32,597,454	—	28,677,251	3,920,203
Total	$32,691,025	$—	$28,770,822	$3,920,203

	December 31, 2024
	Total	Level I	Level II	Level III
Financial Assets:
Loans under fair value option	$2,516,008	$—	$—	$2,516,008
RMBS	93,806	—	—	93,806
CMBS	27,345	—	—	27,345
Equity security	5,146	5,146	—	—
Woodstar Fund investments	2,073,533	—	—	2,073,533
Domestic servicing rights	22,390	—	—	22,390
Derivative assets	175,520	—	175,520	—
VIE assets	38,937,576	—	—	38,937,576
Total	$43,851,324	$5,146	$175,520	$43,670,658
Financial Liabilities:
Derivative liabilities	$94,890	$—	$94,890	$—
VIE liabilities	37,288,545	—	31,774,393	5,514,152
Total	$37,383,435	$—	$31,869,283	$5,514,152

The changes in financial assets and liabilities classified as Level III are as follows for the three and nine months ended September 30, 2025 and 2024 (amounts in thousands):

Three Months Ended September 30, 2025	Loans at Fair Value	RMBS	CMBS	Woodstar Fund Investments	Domestic Servicing Rights	VIE Assets	VIE Liabilities	Total
July 1, 2025 balance	$2,494,838	$91,363	$27,338	$2,055,555	$25,506	$36,522,250	$(3,857,378)	$37,359,472
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	52,367	—	1,633	(193,624)	2,016	(2,316,438)	24,346	(2,429,700)
Net accretion	—	1,138	—	—	—	—	—	1,138
Included in OCI	—	(850)	—	—	—	—	—	(850)
Purchases / Originations	238,636	—	—	—	—	—	—	238,636
Sales	(169,251)	—	—	—	—	—	—	(169,251)
Cash repayments / receipts	(52,425)	(2,177)	(198)	—	—	—	(9,601)	(64,401)
Transfers into Level III	—	—	—	—	—	—	(80,089)	(80,089)
Transfers out of Level III	(89,507)	—	—	—	—	—	2,519	(86,988)
September 30, 2025 balance	$2,474,658	$89,474	$28,773	$1,861,931	$27,522	$34,205,812	$(3,920,203)	$34,767,967
Amount of unrealized gains (losses) attributable to assets still held at September 30, 2025:
Included in earnings	$37,020	$1,138	$1,633	$(193,624)	$2,016	$(2,316,438)	$24,346	$(2,443,909)
Included in OCI	$—	$(850)	$—	$—	$—	$—	$—	$(850)

Three Months Ended September 30, 2024	Loans at Fair Value	RMBS	CMBS	Woodstar Fund Investments	Domestic Servicing Rights	VIE Assets	VIE Liabilities	Total
July 1, 2024 balance	$2,588,657	$98,438	$19,992	$2,004,983	$20,507	$39,665,392	$(5,042,474)	$39,355,495
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	114,871	—	(1,083)	(20,161)	(341)	(1,455,907)	62,194	(1,300,427)
Net accretion	—	1,076	—	—	—	—	—	1,076
Included in OCI	—	2,336	—	—	—	—	—	2,336
Purchases / Originations	600,966	—	—	—	—	—	—	600,966
Sales	(471,812)	—	—	—	—	—	—	(471,812)
Issuances	—	—	—	—	—	—	(7,144)	(7,144)
Cash repayments / receipts	(57,951)	(4,364)	(40)	—	—	—	(4,661)	(67,016)
Transfers into Level III	—	—	7,908	—	—	—	(256,091)	(248,183)
Transfers out of Level III	(1,352)	—	—	—	—	—	335,598	334,246
Consolidation of VIEs	—	—	—	—	—	1,920,430	—	1,920,430
Deconsolidation of VIEs	—	—	—	—	—	(179,520)	48,059	(131,461)
September 30, 2024 balance	$2,773,379	$97,486	$26,777	$1,984,822	$20,166	$39,950,395	$(4,864,519)	$39,988,506
Amount of unrealized gains (losses) attributable to assets still held at September 30, 2024:
Included in earnings	$92,282	$1,076	$125	$(20,161)	$(341)	$(1,455,907)	$62,194	$(1,320,732)
Included in OCI	$—	$2,336	$—	$—	$—	$—	$—	$2,336

Nine Months Ended September 30, 2025	Loans at Fair Value	RMBS	CMBS	Woodstar Fund Investments	Domestic Servicing Rights	VIE Assets	VIE Liabilities	Total
January 1, 2025 balance	$2,516,008	$93,806	$27,345	$2,073,533	$22,390	$38,937,576	$(5,514,152)	$38,156,506
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	140,638	—	1,712	(211,602)	5,132	(5,386,483)	425,868	(5,024,735)
Net accretion	—	3,402	—	—	—	—	—	3,402
Included in OCI	—	(1,659)	—	—	—	—	—	(1,659)
Purchases / Originations	994,731	—	—	—	—	—	—	994,731
Sales	(912,415)	—	—	—	—	—	—	(912,415)
Cash repayments / receipts	(166,634)	(6,075)	(284)	—	—	—	(74,672)	(247,665)
Transfers into Level III	—	—	—	—	—	—	(108,211)	(108,211)
Transfers out of Level III	(97,670)	—	—	—	—	—	1,350,926	1,253,256
Consolidation of VIEs	—	—	—	—	—	717,180	—	717,180
Deconsolidation of VIEs	—	—	—	—	—	(62,461)	38	(62,423)
September 30, 2025 balance	$2,474,658	$89,474	$28,773	$1,861,931	$27,522	$34,205,812	$(3,920,203)	$34,767,967
Amount of unrealized gains (losses) attributable to assets still held at September 30, 2025:
Included in earnings	$79,196	$3,402	$1,770	$(211,602)	$5,132	$(5,386,483)	$425,868	$(5,082,717)
Included in OCI	$—	$(1,659)	$—	$—	$—	$—	$—	$(1,659)

Nine Months Ended September 30, 2024	Loans at Fair Value	RMBS	CMBS	Woodstar Fund Investments	Domestic Servicing Rights	VIE Assets	VIE Liabilities	Total
January 1, 2024 balance	$2,645,637	$102,368	$18,600	$2,012,833	$19,384	$43,786,356	$(5,604,796)	$42,980,382
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	150,279	—	(172)	(28,011)	782	(4,864,896)	297,447	(4,444,571)
Net accretion	—	3,397	—	—	—	—	—	3,397
Included in OCI	—	904	—	—	—	—	—	904
Purchases / Originations	1,206,016	—	—	—	—	—	—	1,206,016
Sales	(830,221)	—	—	—	—	—	—	(830,221)
Issuances	—	—	—	—	—	—	(12,923)	(12,923)
Cash repayments / receipts	(165,610)	(9,183)	(143)	—	—	—	(9,088)	(184,024)
Transfers into Level III	—	—	7,908	—	—	—	(948,401)	(940,493)
Transfers out of Level III	(232,722)	—	—	—	—	—	1,340,427	1,107,705
Consolidation of VIEs	—	—	—	—	—	1,920,430	—	1,920,430
Deconsolidation of VIEs	—	—	584	—	—	(891,495)	72,815	(818,096)
September 30, 2024 balance	$2,773,379	$97,486	$26,777	$1,984,822	$20,166	$39,950,395	$(4,864,519)	$39,988,506
Amount of unrealized gains (losses) attributable to assets still held at September 30, 2024:
Included in earnings	$93,384	$3,397	$172	$(28,011)	$782	$(4,864,896)	$297,447	$(4,497,725)
Included in OCI	$—	$904	$—	$—	$—	$—	$—	$904
Amounts were transferred from Level II to Level III due to a decrease in the observable relevant market activity and amounts were transferred from Level III to Level II due to an increase in the observable relevant market activity.

The following table presents the fair values of our financial instruments not carried at fair value on the consolidated balance sheets (amounts in thousands):

	September 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets not carried at fair value:
Loans	$18,318,757	$18,420,644	$15,437,013	$15,546,013
HTM debt securities	138,422	109,837	406,961	382,394
Financial liabilities not carried at fair value:
Secured financing agreements	$14,663,218	$14,776,547	$11,151,557	$11,215,974
Securitized financing	3,522,488	3,525,269	3,196,426	3,190,559
Unsecured senior notes	3,245,122	3,357,799	2,994,682	3,017,102
The following is quantitative information about significant unobservable inputs in our Level III measurements for those assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

	Carrying Value at September 30, 2025	Valuation Technique	Unobservable Input	Range (Weighted Average) as of (1)
				September 30, 2025	December 31, 2024
Loans under fair value option	$2,474,658	Discounted cash flow, market pricing	Coupon (d)	2.8% - 10.8% (4.6%)	2.8% - 10.5% (4.6%)
			Remaining contractual term (d)	2.5 - 36.8 years (24.7 years)	3.3 - 37.5 years (25.9 years)
			FICO score (a)	585 - 829 (750)	585 - 829 (750)
			LTV (b)	2% - 100% (63%)	4% - 93% (64%)
			Purchase price (d)	80.0% - 106.8% (101.3%)	80.0% - 106.8% (101.3%)
RMBS	89,474	Discounted cash flow	Constant prepayment rate (a)	2.2% - 11.9% (4.6%)	2.2% - 9.2% (4.5%)
			Constant default rate (b)	0.8% - 3.4% (1.6%)	0.8% - 3.3% (1.6%)
			Loss severity (b)	0% - 93% (10%) (e)	0% - 62% (13%) (e)
			Delinquency rate (c)	7% - 26% (13%)	8% - 25% (13%)
			Servicer advances (a)	23% - 70% (50%)	22% - 78% (51%)
CMBS	28,773	Discounted cash flow	Yield (b)	0% - 67.7% (11.9%)	0% - 58.5% (12.6%)
			Duration (c)	0 - 7.2 years (1.5 years)	0 - 6.7 years (2.2 years)
Woodstar Fund investments	1,861,931	Discounted cash flow	Discount rate - properties (b)	N/A	6.5% - 7.3% (7.0%)
			Discount rate - debt (a)	3.0% - 5.7% (4.8%)	3.0% - 6.4% (4.7%)
			Terminal capitalization rate (b)	N/A	4.8% - 5.5% (5.2%)
			Direct capitalization rate (b)	4.73% (4.73%)	4.43% (4.43%) (Implied)
Domestic servicing rights	27,522	Discounted cash flow	Debt yield (a)	9.00% (9.00%)	8.50% (8.50%)
			Discount rate (b)	15% (15%)	15% (15%)
VIE assets	34,205,812	Discounted cash flow	Yield (b)	0% - 531.7% (20.9%)	0% - 753.1% (26.4%)
			Duration (c)	0 - 8.3 years (2.1 years)	0 - 9.0 years (2.6 years)
VIE liabilities	3,920,203	Discounted cash flow	Yield (b)	0% - 531.7% (11.6%)	0% - 753.1% (17.1%)
			Duration (c)	0 - 8.3 years (2.5 years)	0 - 9.0 years (2.0 years)
______________________________________________________________________________________________________________________
(1)Unobservable inputs were weighted by the relative carrying value of the instruments as of September 30, 2025 and December 31, 2024.
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
(e)3% of the portfolio falls within a range of 45% - 80% as of both September 30, 2025 and December 31, 2024.

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
Our TRSs engage in various real estate-related operations, including special servicing of commercial real estate, originating and securitizing mortgage loans, and investing in entities which engage in real estate-related operations. As of both September 30, 2025 and December 31, 2024, approximately $3.0 billion and $2.9 billion, respectively, of assets were owned by TRS entities. Our TRSs are not consolidated for U.S. federal income tax purposes, but are instead taxed as corporations. For financial reporting purposes, a provision for current and deferred taxes is established for the portion of earnings recognized by us with respect to our interest in TRSs.
The following table is a reconciliation of our U.S. federal income tax provision determined using our statutory federal tax rate to our reported income tax provision for the three and nine months ended September 30, 2025 and 2024 (dollars in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2025		2024		2025		2024
Federal statutory tax rate	$19,587	21.0%	$17,350	21.0%	$73,186	21.0%	$70,830	21.0%
REIT and other non-taxable income	(9,000)	(9.6)%	(9,069)	(11.0)%	(59,114)	(16.9)%	(49,091)	(14.5)%
State income taxes	3,478	3.7%	2,721	3.3%	4,623	1.3%	7,143	2.1%
Federal benefit of state tax deduction	(731)	(0.8)%	(571)	(0.7)%	(971)	(0.3)%	(1,500)	(0.4)%
Other	9	—%	18	—%	56	—%	151	—%
Effective tax rate	$13,343	14.3%	$10,449	12.6%	$17,780	5.1%	$27,533	8.2%

For the three and nine months ended September 30, 2025 and 2024, we have utilized the discrete effective tax rate method, as allowed by ASC 740-270-30-18, “Income Taxes—Interim Reporting,” to calculate our interim income tax provision. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year to date period as if it was the annual period and determines the income tax expense or benefit on that basis. We believe that due to market dislocation and volatility, particularly with respect to the Company’s residential assets that are housed in TRSs, the use of the discrete method is more appropriate at this time than the annual effective tax rate method due to the high degree of uncertainty in estimating annual pretax earnings.
22. Commitments and Contingencies

As of September 30, 2025, our Commercial and Residential Lending Segment had future commercial loan funding commitments totaling $1.7 billion, of which we expect to fund $1.5 billion. These future funding commitments primarily relate to construction projects, capital improvements, tenant improvements and leasing commissions.
As of September 30, 2025, our Infrastructure Lending Segment had future infrastructure loan funding commitments totaling $398.9 million, including $231.0 million under revolvers and letters of credit (“LCs”) and $167.9 million under delayed draw term loans. Additionally, as of September 30, 2025, our Infrastructure Lending Segment had outstanding loan purchase commitments of $50.5 million.
As of September 30, 2025, our Property Segment had future construction funding commitments of $53.3 million related to development projects which have estimated rental revenue commencement dates between October 2025 and August 2027.
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

23. Segment Data
In its operation of the business, management, including our chief operating decision maker, who is our Chief Executive Officer, reviews certain financial information to assess the performance of the business segments identified in Note 1, including segmented internal profit and loss statements prepared on a basis prior to the impact of consolidating securitization VIEs under ASC 810. The segment information within this Note is reported on that basis. The financial condition and operating results of Fundamental have been aggregated into the Property Segment, which is characterized by owning and leasing commercial properties, given its similar economic characteristics.
The table below presents our results of operations for the three months ended September 30, 2025 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Revenues:
Interest income from loans	$315,894	$76,724	$246	$2,582	$—	$395,446	$—	$395,446
Interest income from investment securities	18,405	150	—	23,329	—	41,884	(34,523)	7,361
Servicing fees	81	—	—	28,351	—	28,432	(5,220)	23,212
Rental income	6,233	—	45,603	5,692	—	57,528	—	57,528
Other revenues	2,513	844	347	934	693	5,331	—	5,331
Total revenues	343,126	77,718	46,196	60,888	693	528,621	(39,743)	488,878
Costs and expenses:
Management fees	172	—	—	—	32,071	32,243	—	32,243
Interest expense	181,639	41,402	24,302	6,788	80,925	335,056	(207)	334,849
General and administrative	14,224	4,941	6,100	21,850	4,408	51,523	—	51,523
Costs of rental operations	5,688	—	6,726	3,573	—	15,987	—	15,987
Depreciation and amortization	2,840	10	21,181	1,762	251	26,044	—	26,044
Credit loss provision, net	26,805	1,554	—	—	—	28,359	—	28,359
Other expense	73	430	—	(64)	—	439	—	439
Total costs and expenses	231,441	48,337	58,309	33,909	117,655	489,651	(207)	489,444
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	—	43,735	43,735
Change in fair value of servicing rights	—	—	—	2,327	—	2,327	(311)	2,016
Change in fair value of investment securities, net	1,111	—	—	4,531	—	5,642	(3,848)	1,794
Change in fair value of mortgage loans, net	40,544	—	—	11,823	—	52,367	—	52,367
Income from affordable housing fund investments	—	—	324	—	—	324	—	324
(Loss) earnings from unconsolidated entities	—	(294)	—	2,797	—	2,503	(40)	2,463
Gain (loss) on sale of investments and other assets, net	1,048	—	(21)	—	—	1,027	—	1,027
Gain (loss) on derivative financial instruments, net	14,276	7	(7,971)	1,295	(1,793)	5,814	—	5,814
Foreign currency loss, net	(11,995)	(210)	(10)	—	—	(12,215)	—	(12,215)
Other loss, net	(2,354)	—	(578)	(554)	—	(3,486)	—	(3,486)
Total other income (loss)	42,630	(497)	(8,256)	22,219	(1,793)	54,303	39,536	93,839
Income (loss) before income taxes	154,315	28,884	(20,369)	49,198	(118,755)	93,273	—	93,273
Income tax (provision) benefit	(7,432)	234	6	(6,151)	—	(13,343)	—	(13,343)
Net income (loss)	146,883	29,118	(20,363)	43,047	(118,755)	79,930	—	79,930
Net income attributable to non-controlling interests	(3)	—	(4,366)	(3,001)	—	(7,370)	—	(7,370)
Net income (loss) attributable to Starwood Property Trust, Inc.	$146,880	$29,118	$(24,729)	$40,046	$(118,755)	$72,560	$—	$72,560

The table below presents our results of operations for the three months ended September 30, 2024 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Revenues:
Interest income from loans	$349,589	$63,910	$—	$5,258	$—	$418,757	$—	$418,757
Interest income from investment securities	29,392	123	—	24,882	—	54,397	(37,170)	17,227
Servicing fees	109	—	—	15,448	—	15,557	(3,730)	11,827
Rental income	4,267	—	16,352	5,360	—	25,979	—	25,979
Other revenues	2,149	1,410	212	1,338	641	5,750	—	5,750
Total revenues	385,506	65,443	16,564	52,286	641	520,440	(40,900)	479,540
Costs and expenses:
Management fees	185	—	—	—	27,254	27,439	—	27,439
Interest expense	209,464	38,381	10,375	10,160	69,687	338,067	(208)	337,859
General and administrative	14,430	4,440	1,236	24,249	3,699	48,054	—	48,054
Costs of rental operations	3,140	—	6,057	2,936	—	12,133	—	12,133
Depreciation and amortization	2,264	14	5,914	1,745	251	10,188	—	10,188
Credit loss provision, net	65,021	1,406	—	—	—	66,427	—	66,427
Other expense	15	175	—	285	—	475	—	475
Total costs and expenses	294,519	44,416	23,582	39,375	100,891	502,783	(208)	502,575
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	—	16,570	16,570
Change in fair value of servicing rights	—	—	—	975	—	975	(1,316)	(341)
Change in fair value of investment securities, net	2,913	—	—	(29,277)	—	(26,364)	25,586	(778)
Change in fair value of mortgage loans, net	95,747	—	—	19,124	—	114,871	—	114,871
Loss from affordable housing fund investments	—	—	(5,590)	—	—	(5,590)	—	(5,590)
Earnings (loss) from unconsolidated entities	1,277	(963)	—	183	—	497	(148)	349
Gain on sale of investments and other assets, net	—	—	—	8,316	—	8,316	—	8,316
(Loss) gain on derivative financial instruments, net	(108,436)	(104)	(546)	(3,592)	28,737	(83,941)	—	(83,941)
Foreign currency gain (loss), net	58,930	546	(55)	—	—	59,421	—	59,421
Loss on extinguishment of debt	(142)	—	—	(100)	—	(242)	—	(242)
Other (loss) income, net	(2,146)	—	(879)	44	—	(2,981)	—	(2,981)
Total other income (loss)	48,143	(521)	(7,070)	(4,327)	28,737	64,962	40,692	105,654
Income (loss) before income taxes	139,130	20,506	(14,088)	8,584	(71,513)	82,619	—	82,619
Income tax (provision) benefit	(7,422)	156	—	(3,183)	—	(10,449)	—	(10,449)
Net income (loss)	131,708	20,662	(14,088)	5,401	(71,513)	72,170	—	72,170
Net (income) loss attributable to non-controlling interests	(3)	—	(3,148)	7,049	—	3,898	—	3,898
Net income (loss) attributable to Starwood Property Trust, Inc.	$131,705	$20,662	$(17,236)	$12,450	$(71,513)	$76,068	$—	$76,068

The table below presents our results of operations for the nine months ended September 30, 2025 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Revenues:
Interest income from loans	$919,788	$203,129	$246	$11,425	$—	$1,134,588	$—	$1,134,588
Interest income from investment securities	63,629	452	—	73,281	—	137,362	(107,467)	29,895
Servicing fees	257	—	—	68,807	—	69,064	(14,312)	54,752
Rental income	20,968	—	78,155	15,831	—	114,954	—	114,954
Other revenues	7,857	2,946	821	4,204	1,324	17,152	—	17,152
Total revenues	1,012,499	206,527	79,222	173,548	1,324	1,473,120	(121,779)	1,351,341
Costs and expenses:
Management fees	529	—	—	—	103,310	103,839	—	103,839
Interest expense	527,684	115,662	42,346	22,715	235,344	943,751	(612)	943,139
General and administrative	44,365	15,482	8,751	68,712	13,432	150,742	—	150,742
Costs of rental operations	16,156	—	18,674	10,489	—	45,319	—	45,319
Depreciation and amortization	8,938	29	32,921	5,257	754	47,899	—	47,899
Credit loss provision, net	4,709	4,317	—	—	—	9,026	—	9,026
Other expense	48	4,046	(76)	165	—	4,183	—	4,183
Total costs and expenses	602,429	139,536	102,616	107,338	352,840	1,304,759	(612)	1,304,147
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	—	112,706	112,706
Change in fair value of servicing rights	—	—	—	5,781	—	5,781	(649)	5,132
Change in fair value of investment securities, net	6,450	—	—	(14,370)	—	(7,920)	9,886	1,966
Change in fair value of mortgage loans, net	91,543	—	—	49,095	—	140,638	—	140,638
Income from affordable housing fund investments	—	—	9,349	—	—	9,349	—	9,349
Earnings (loss) from unconsolidated entities	2,708	251	—	8,689	—	11,648	(776)	10,872
Gain (loss) on sale of investments and other assets, net	32,710	—	(21)	—	—	32,689	—	32,689
(Loss) gain on derivative financial instruments, net	(167,702)	(12)	(8,082)	(1,082)	41,707	(135,171)	—	(135,171)
Foreign currency gain (loss), net	105,878	656	(197)	—	—	106,337	—	106,337
Gain (loss) on extinguishment of debt	20,773	(783)	—	—	—	19,990	—	19,990
Other (loss) income, net	(3,580)	—	(2,042)	2,427	—	(3,195)	—	(3,195)
Total other income (loss)	88,780	112	(993)	50,540	41,707	180,146	121,167	301,313
Income (loss) before income taxes	498,850	67,103	(24,387)	116,750	(309,809)	348,507	—	348,507
Income tax (provision) benefit	(2,231)	189	6	(15,744)	—	(17,780)	—	(17,780)
Net income (loss)	496,619	67,292	(24,381)	101,006	(309,809)	330,727	—	330,727
Net income attributable to non-controlling interests	(10)	—	(14,776)	(1,312)	—	(16,098)	—	(16,098)
Net income (loss) attributable to Starwood Property Trust, Inc.	$496,609	$67,292	$(39,157)	$99,694	$(309,809)	$314,629	$—	$314,629

The table below presents our results of operations for the nine months ended September 30, 2024 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Revenues:
Interest income from loans	$1,102,810	$194,526	$—	$12,345	$—	$1,309,681	$—	$1,309,681
Interest income from investment securities	90,170	391	—	70,663	—	161,224	(108,791)	52,433
Servicing fees	361	—	—	48,512	—	48,873	(11,324)	37,549
Rental income	11,819	—	52,863	15,603	—	80,285	—	80,285
Other revenues	4,455	2,690	574	2,836	1,951	12,506	—	12,506
Total revenues	1,209,615	197,607	53,437	149,959	1,951	1,612,569	(120,115)	1,492,454
Costs and expenses:
Management fees	569	—	—	—	103,401	103,970	—	103,970
Interest expense	662,124	115,229	35,325	26,952	199,200	1,038,830	(626)	1,038,204
General and administrative	49,003	14,625	3,701	71,407	11,063	149,799	—	149,799
Costs of rental operations	8,577	—	17,309	8,661	—	34,547	—	34,547
Depreciation and amortization	6,349	43	17,695	5,289	754	30,130	—	30,130
Credit loss provision, net	142,993	1,982	—	—	—	144,975	—	144,975
Other expense	771	175	35	453	—	1,434	—	1,434
Total costs and expenses	870,386	132,054	74,065	112,762	314,418	1,503,685	(626)	1,503,059
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	—	43,836	43,836
Change in fair value of servicing rights	—	—	—	(1,521)	—	(1,521)	2,303	782
Change in fair value of investment securities, net	(4,352)	—	—	(69,445)	—	(73,797)	74,301	504
Change in fair value of mortgage loans, net	102,781	—	—	47,498	—	150,279	—	150,279
Income from affordable housing fund investments	—	—	10,304	—	—	10,304	—	10,304
Earnings (loss) from unconsolidated entities	10,293	(694)	—	1,046	—	10,645	(951)	9,694
(Loss) gain on sale of investments and other assets, net	(41)	—	92,003	8,316	—	100,278	—	100,278
Gain on derivative financial instruments, net	11,636	59	1,442	129	5,718	18,984	—	18,984
Foreign currency gain (loss), net	23,970	479	(13)	—	—	24,436	—	24,436
Gain (loss) on extinguishment of debt	173	(620)	(2,254)	(100)	—	(2,801)	—	(2,801)
Other (loss) income, net	(7,337)	40	(1,156)	50	—	(8,403)	—	(8,403)
Total other income (loss)	137,123	(736)	100,326	(14,027)	5,718	228,404	119,489	347,893
Income (loss) before income taxes	476,352	64,817	79,698	23,170	(306,749)	337,288	—	337,288
Income tax (provision) benefit	(18,930)	414	—	(9,017)	—	(27,533)	—	(27,533)
Net income (loss)	457,422	65,231	79,698	14,153	(306,749)	309,755	—	309,755
Net (income) loss attributable to non-controlling interests	(10)	—	(15,010)	13,555	—	(1,465)	—	(1,465)
Net income (loss) attributable to Starwood Property Trust, Inc.	$457,412	$65,231	$64,688	$27,708	$(306,749)	$308,290	$—	$308,290

The table below presents our consolidated balance sheet as of September 30, 2025 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Assets:
Cash and cash equivalents	$21,189	$135,689	$36,478	$6,288	$101,491	$301,135	$—	$301,135
Restricted cash	164,241	49,872	10,499	347	13,013	237,972	—	237,972
Loans held-for-investment, net	15,254,794	3,063,963	—	—	—	18,318,757	—	18,318,757
Loans held-for-sale	2,308,388	—	—	252,767	—	2,561,155	—	2,561,155
Investment securities	622,469	16,416	—	1,197,170	—	1,836,055	(1,577,220)	258,835
Properties, net	764,063	—	2,505,635	64,785	—	3,334,483	—	3,334,483
Investments of consolidated affordable housing fund	—	—	1,861,931	—	—	1,861,931	—	1,861,931
Investments in unconsolidated entities	8,514	54,356	—	32,964	—	95,834	(14,744)	81,090
Goodwill	—	119,409	—	140,437	—	259,846	—	259,846
Intangible assets, net	2,965	—	394,574	68,673	—	466,212	(36,394)	429,818
Derivative assets	28,478	—	—	304	8,532	37,314	—	37,314
Accrued interest receivable	156,005	10,242	504	635	186	167,572	—	167,572
Other assets	205,970	9,937	108,722	(9,333)	62,959	378,255	—	378,255
VIE assets, at fair value	—	—	—	—	—	—	34,205,812	34,205,812
Total Assets	$19,537,076	$3,459,884	$4,918,343	$1,755,037	$186,181	$29,856,521	$32,577,454	$62,433,975
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$219,001	$39,187	$105,907	$44,584	$123,351	$532,030	$—	$532,030
Related-party payable	—	—	—	—	27,939	27,939	—	27,939
Dividends payable	—	—	—	—	180,113	180,113	—	180,113
Derivative liabilities	79,121	—	—	—	14,450	93,571	—	93,571
Secured financing agreements, net	9,958,349	1,100,722	896,034	498,660	2,229,453	14,683,218	(20,000)	14,663,218
Securitized financing, net	1,412,126	1,232,420	877,942	—	—	3,522,488	—	3,522,488
Unsecured senior notes, net	—	—	—	—	3,245,122	3,245,122	—	3,245,122
VIE liabilities, at fair value	—	—	—	—	—	—	32,597,454	32,597,454
Total Liabilities	11,668,597	2,372,329	1,879,883	543,244	5,820,428	22,284,481	32,577,454	54,861,935
Temporary Equity: Redeemable non-controlling interests	—	—	385,853	—	—	385,853	—	385,853
Permanent Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Common stock	—	—	—	—	3,778	3,778	—	3,778
Additional paid-in capital	1,283,096	760,702	383,549	(616,981)	5,133,680	6,944,046	—	6,944,046
Treasury stock	—	—	—	—	(138,022)	(138,022)	—	(138,022)
Retained earnings (accumulated deficit)	6,573,329	326,853	2,063,233	1,712,845	(10,633,683)	42,577	—	42,577
Accumulated other comprehensive income	11,935	—	—	—	—	11,935	—	11,935
Total Starwood Property Trust, Inc. Stockholders’ Equity	7,868,360	1,087,555	2,446,782	1,095,864	(5,634,247)	6,864,314	—	6,864,314
Non-controlling interests in consolidated subsidiaries	119	—	205,825	115,929	—	321,873	—	321,873
Total Permanent Equity	7,868,479	1,087,555	2,652,607	1,211,793	(5,634,247)	7,186,187	—	7,186,187
Total Liabilities and Equity	$19,537,076	$3,459,884	$4,918,343	$1,755,037	$186,181	$29,856,521	$32,577,454	$62,433,975

The table below presents our consolidated balance sheet as of December 31, 2024 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Assets:
Cash and cash equivalents	$19,743	$122,134	$24,717	$11,946	$199,291	$377,831	$—	$377,831
Restricted cash	147,502	21,986	1,133	5,543	—	176,164	—	176,164
Loans held-for-investment, net	12,895,064	2,541,949	—	—	—	15,437,013	—	15,437,013
Loans held-for-sale	2,394,624	—	—	121,384	—	2,516,008	—	2,516,008
Investment securities	909,762	17,273	—	1,225,024	—	2,152,059	(1,618,801)	533,258
Properties, net	650,966	—	657,246	65,466	—	1,373,678	—	1,373,678
Investments of consolidated affordable housing fund	—	—	2,073,533	—	—	2,073,533	—	2,073,533
Investments in unconsolidated entities	26,441	54,105	—	33,640	—	114,186	(14,816)	99,370
Goodwill	—	119,409	—	140,437	—	259,846	—	259,846
Intangible assets, net	10,637	—	22,101	63,711	—	96,449	(35,745)	60,704
Derivative assets	174,507	—	115	898	—	175,520	—	175,520
Accrued interest receivable	150,474	13,961	—	684	2,648	167,767	—	167,767
Other assets	206,103	8,190	52,243	8,700	92,993	368,229	—	368,229
VIE assets, at fair value	—	—	—	—	—	—	38,937,576	38,937,576
Total Assets	$17,585,823	$2,899,007	$2,831,088	$1,677,433	$294,932	$25,288,283	$37,268,214	$62,556,497
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$185,303	$30,157	$13,232	$57,624	$148,268	$434,584	$—	$434,584
Related-party payable	—	—	—	—	38,958	38,958	—	38,958
Dividends payable	—	—	—	—	163,383	163,383	—	163,383
Derivative liabilities	67,452	—	—	—	27,438	94,890	—	94,890
Secured financing agreements, net	7,912,536	760,299	479,732	591,094	1,428,227	11,171,888	(20,331)	11,151,557
Securitized financing, net	1,966,865	1,229,561	—	—	—	3,196,426	—	3,196,426
Unsecured senior notes, net	—	—	—	—	2,994,682	2,994,682	—	2,994,682
VIE liabilities, at fair value	—	—	—	—	—	—	37,288,545	37,288,545
Total Liabilities	10,132,156	2,020,017	492,964	648,718	4,800,956	18,094,811	37,268,214	55,363,025
Temporary Equity: Redeemable non-controlling interests	—	—	426,695	—	—	426,695	—	426,695
Permanent Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Common stock	—	—	—	—	3,449	3,449	—	3,449
Additional paid-in capital	1,363,238	619,428	(398,205)	(706,746)	5,445,048	6,322,763	—	6,322,763
Treasury stock	—	—	—	—	(138,022)	(138,022)	—	(138,022)
Retained earnings (accumulated deficit)	6,076,720	259,562	2,102,389	1,613,151	(9,816,499)	235,323	—	235,323
Accumulated other comprehensive income	13,594	—	—	—	—	13,594	—	13,594
Total Starwood Property Trust, Inc. Stockholders’ Equity	7,453,552	878,990	1,704,184	906,405	(4,506,024)	6,437,107	—	6,437,107
Non-controlling interests in consolidated subsidiaries	115	—	207,245	122,310	—	329,670	—	329,670
Total Permanent Equity	7,453,667	878,990	1,911,429	1,028,715	(4,506,024)	6,766,777	—	6,766,777
Total Liabilities and Equity	$17,585,823	$2,899,007	$2,831,088	$1,677,433	$294,932	$25,288,283	$37,268,214	$62,556,497

24. Subsequent Events
Our significant events subsequent to September 30, 2025 were as follows:
Securitized Financings
In October 2025, we refinanced a $500.0 million pool of our infrastructure loans held-for-investment through a CLO, Starwood 2025-SIF6, with $413.5 million of third party financing at a weighted average coupon of SOFR + 1.72%. The CLO contains a reinvestment feature that, subject to certain eligibility criteria, allows us to contribute new loans or participation interests in loans to the CLO for a period of three years.
In October 2025, we refinanced a $492.1 million pool of our Fundamental net lease properties through an ABS, FI Series 2025-1, with $391.1 million of third party financing at a weighted average fixed rate of 5.26% and weighted average maturity of 6.45 years.
Unsecured Senior Notes
In October 2025, we issued $500.0 million of 5.25% Senior Notes due 2028 which mature on October 15, 2028. At closing, we swapped the notes to a floating rate of SOFR + 1.88%.
In October 2025, we also issued $550.0 million of 5.75% Senior Notes due 2031 which mature on January 15, 2031. At closing, we swapped $275.0 million principal amount of the notes to a floating rate of SOFR + 2.24%.

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

We have four reportable business segments as of September 30, 2025 and we refer to the investments within these segments as our target assets:
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

•Real estate property (the “Property Segment”)—engages primarily in acquiring and managing equity interests in stabilized and to be stabilized commercial real estate. This includes multifamily properties, multi-tenant medical office net lease properties and diversified single-tenant triple net lease properties, all of which are held for investment.

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

Our segments exclude the consolidation of securitization variable interest entities (“VIEs”), principally representing CMBS trust vehicles that we consolidate by virtue of our role as special servicer. However, they include securitized financing VIEs such as collateralized loan obligations (“CLOs”), single asset securitizations (“SASBs”) and asset-backed securitizations (“ABSs”).
Refer to Note 1 of our condensed consolidated financial statements included herein (the “Condensed Consolidated Financial Statements”) for further discussion of our business and organization.
Economic Environment

Although the Federal Reserve began to lower interest rates in September 2025, after having held rates steady for a year, it is not clear what actions it may take going forward given the uncertain economic effects of tariffs which increase the possibility of an economic slowdown as well as inflationary pressures in the U.S. Elevated interest rates and tariffs over time may adversely affect our borrowers and our tenants. Higher costs may dampen consumer spending and slow income growth, which may negatively impact the collateral underlying certain of our loans and certain of our commercial assets subject to net lease whose customer base could be adversely impacted. Rates can also impact the value of real estate, including the real estate we own as well as the real estate collateralizing our loans. It remains difficult to predict the full impact of recent events and any future changes in tariffs, interest rates, inflation and overall economic activity.

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
Developments During the Third Quarter of 2025
Commercial and Residential Lending Segment
•Originated $1.4 billion of commercial loans during the quarter, including the following:
◦$550.0 million first mortgage and mezzanine loan secured by a 12-property multifamily portfolio located primarily in Arizona, which the Company fully funded.
◦$500.0 million first mortgage loan secured by a 42-asset industrial portfolio located in New York, of which the Company funded $483.6 million.
◦$161.0 million first mortgage and mezzanine loan secured by a multifamily property located in New York, of which the Company funded $145.2 million.
◦$64.0 million first mortgage loan secured by a multifamily community located in Illinois, of which the Company funded $61.7 million.
◦$52.2 million first mortgage and mezzanine loan secured by a luxury condominium tower located in New York, of which the Company funded $40.2 million.
•Funded $219.4 million of previously originated commercial loan commitments and investment securities.
•Received gross proceeds of $1.3 billion ($389.9 million, net of debt repayments) from maturities and principal repayments on our commercial loans and investment securities.
•Amended several commercial credit facilities resulting in an aggregate net upsize of $192.4 million and extended the weighted average maturity on amended facilities by 1.2 years to 2.6 years.
Infrastructure Lending Segment
•Committed $790.9 million for new infrastructure loans, of which the Company funded $678.3 million, and also funded $19.4 million of pre-existing infrastructure loan commitments.
•Received proceeds of $691.1 million from principal repayments on our infrastructure loans and bonds.
Property
•In July 2025, acquired Fundamental Income Properties, LLC (“Fundamental”) by way of merger. The purchase price totaled $2.2 billion, inclusive of $1.3 billion of indebtedness assumed. See Note 3 to the Condensed Consolidated Financial Statements for further discussion.
•Acquired eight additional net lease properties for cash of $39.3 million and the non-cash conversion of two existing loans for the development of net lease properties totaling $14.4 million. We also sold one net lease property for $0.5 million.

•In August 2025, refinanced $185.1 million of the Woodstar Fund investments’ mortgage debt with $367.7 million of new debt that carries an initial term of 10 years, and a coupon of SOFR + 1.75%.
Investing and Servicing
•Originated commercial conduit loans of $242.0 million.
•Received proceeds of $169.3 million from sales of previously originated commercial conduit loans and priced $82.3 million of previously originated commercial conduit loans in two securitizations that settled subsequent to September 30, 2025.
•Obtained five new special servicing assignments for CMBS trusts with a total unpaid principal balance of $3.6 billion, while $6.7 billion matured, bringing our total named special servicing portfolio to $99.0 billion.
Corporate
•Issued 27.1 million shares of common stock for proceeds of $534.4 million.
•Entered into a $700.0 million term loan facility that carries a seven-year term, an annual interest rate of SOFR + 2.25%, and an issue discount of 50 bps.
•Amended our $682.6 million November 2027 and $893.3 million January 2030 term loan facilities, reducing the spreads by 50 bps and 25 bps, to SOFR + 1.75% and SOFR + 2.00%, respectively.
Developments During the Nine Months Ended September 30, 2025
Commercial and Residential Lending Segment
•Originated or acquired $4.7 billion of commercial loans during the period, including the following:
•$550.0 million first mortgage and mezzanine loan secured by a 12-property multifamily portfolio located primarily in Arizona, which the Company fully funded.
•$550.0 million first mortgage and mezzanine loan for the construction of a pre-leased data center located in Utah, of which the Company funded $315.1 million.
•$500.0 million first mortgage loan secured by a 42-asset industrial portfolio located in New York, of which the Company funded $483.6 million.
•$412.0 million first mortgage loan secured by a multifamily portfolio located in Texas, which the Company fully funded.
•$350.0 million first mortgage and mezzanine loan secured by a 272-unit high-rise luxury condominium located in New York, of which the Company sold the $280.0 million first mortgage and retained the $70.0 million mezzanine loan. The Company funded $58.8 million of the mezzanine loan. Refer to Note 12 to the Condensed Consolidated Financial Statements for further discussion.
•$287.7 million first mortgage loan for the construction of a fully leased data center located in Virginia, of which the Company funded $44.9 million. Refer to Note 16 to the Condensed Consolidated Financial Statements for further discussion.
•€220.5 million ($228.9 million) first mortgage loan secured by a portfolio of apartment buildings located in Germany, of which the Company funded $171.0 million.
•€189.7 million ($214.3 million) first mortgage loan secured by a logistics portfolio located in Czech Republic and Slovakia, of which the Company funded $187.0 million.
•$212.8 million first mortgage loan for the construction of a fully leased data center located in Virginia, of which the Company funded $131.4 million. Refer to Note 16 to the Condensed Consolidated Financial Statements for further discussion.

•$190.3 million first mortgage loan for the construction of a luxury 81 unit condominium project located in Florida, of which the Company funded $64.4 million. Refer to Note 16 to the Condensed Consolidated Financial Statements for further discussion.
•Funded $544.2 million of previously originated commercial loan commitments and investment securities.
•Received gross proceeds of $2.1 billion ($0.8 billion, net of debt repayments) from maturities and principal repayments on our commercial loans and investment securities.
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
•Amended several commercial credit facilities resulting in an aggregate net upsize of $1.5 billion and extended the weighted average maturity on amended facilities by 1.4 years to 3.1 years.
Infrastructure Lending Segment
•Committed $2.2 billion for new infrastructure loans, of which the Company funded $1.9 billion, and also funded $28.0 million of pre-existing infrastructure loan commitments.
•Received proceeds of $1.4 billion from principal repayments on our infrastructure loans and bonds.
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
Property
•In July 2025, acquired Fundamental by way of merger. The purchase price totaled $2.2 billion, inclusive of $1.3 billion of indebtedness assumed. See Note 3 to the Condensed Consolidated Financial Statements for further discussion.
•Acquired eight additional net lease properties for cash of $39.3 million and the non-cash conversion of two existing loans for the development of net lease properties totaling $14.4 million. We also sold a net lease property for $0.5 million.
•In August 2025, refinanced $185.1 million of the Woodstar Fund investments’ mortgage debt with $367.7 million of new debt that carries an initial term of 10 years, and a coupon of SOFR + 1.75%.
Investing and Servicing Segment
•Originated commercial conduit loans of $1.0 billion.
•Received proceeds of $912.4 million from sales of previously originated commercial conduit loans and priced $82.3 million of previously originated commercial conduit loans in two securitizations that settled subsequent to September 30, 2025.
•Acquired CMBS for a purchase price of $69.0 million, of which $1.4 million related to non-controlling interests, and sold CMBS for gross proceeds of $4.2 million.
•Obtained eight new special servicing assignments for CMBS trusts with a total unpaid principal balance of $5.5 billion, while $16.1 billion matured, bringing our total named special servicing portfolio to $99.0 billion.

Corporate
•Issued 27.1 million shares of common stock for proceeds of $534.4 million.
•Entered into a $700.0 million term loan facility that carries a seven-year term, an annual interest rate of SOFR + 2.25%, and an issue discount of 50 bps.
•Amended our $682.6 million November 2027 and $893.3 million January 2030 term loan facilities, reducing the spreads by 50 bps and 25 bps, to SOFR + 1.75% and SOFR + 2.00%, respectively.
•Issued $500.0 million of 6.50% Senior Notes due 2030 in April 2025 and swapped the notes to a floating rate of SOFR + 2.61%.
•Entered into a new ATM Agreement with a syndicate of financial institutions to sell shares of the Company’s common stock of up to $500.0 million from time to time, through an “at the market” equity offering program. During the nine months, we issued 1.6 million shares under the ATM Agreement for gross proceeds of $31.6 million at an average share price of $20.22.
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
Subsequent Events
Refer to Note 24 to the Condensed Consolidated Financial Statements for disclosure regarding significant transactions that occurred subsequent to September 30, 2025.

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
The following table compares our summarized results of operations for the three months ended September 30, 2025 and June 30, 2025 and for the nine months ended September 30, 2025 and 2024 by business segment (amounts in thousands):

	For the Three Months Ended			For the Nine Months Ended
Revenues:	September 30, 2025	June 30, 2025	$ Change	September 30, 2025	September 30, 2024	$ Change
Commercial and Residential Lending Segment	$343,126	$343,907	$(781)	$1,012,499	$1,209,615	$(197,116)
Infrastructure Lending Segment	77,718	67,184	10,534	206,527	197,607	8,920
Property Segment	46,196	16,477	29,719	79,222	53,437	25,785
Investing and Servicing Segment	60,888	53,785	7,103	173,548	149,959	23,589
Corporate	693	536	157	1,324	1,951	(627)
Securitization VIE eliminations	(39,743)	(37,606)	(2,137)	(121,779)	(120,115)	(1,664)
	488,878	444,283	44,595	1,351,341	1,492,454	(141,113)
Costs and expenses:
Commercial and Residential Lending Segment	231,441	207,310	24,131	602,429	870,386	(267,957)
Infrastructure Lending Segment	48,337	48,334	3	139,536	132,054	7,482
Property Segment	58,309	22,115	36,194	102,616	74,065	28,551
Investing and Servicing Segment	33,909	37,725	(3,816)	107,338	112,762	(5,424)
Corporate	117,655	115,205	2,450	352,840	314,418	38,422
Securitization VIE eliminations	(207)	(210)	3	(612)	(626)	14
	489,444	430,479	58,965	1,304,147	1,503,059	(198,912)
Other income (loss):
Commercial and Residential Lending Segment	42,630	26,594	16,036	88,780	137,123	(48,343)
Infrastructure Lending Segment	(497)	1,014	(1,511)	112	(736)	848
Property Segment	(8,256)	4,340	(12,596)	(993)	100,326	(101,319)
Investing and Servicing Segment	22,219	36,058	(13,839)	50,540	(14,027)	64,567
Corporate	(1,793)	16,161	(17,954)	41,707	5,718	35,989
Securitization VIE eliminations	39,536	37,396	2,140	121,167	119,489	1,678
	93,839	121,563	(27,724)	301,313	347,893	(46,580)
Income (loss) before income taxes:
Commercial and Residential Lending Segment	154,315	163,191	(8,876)	498,850	476,352	22,498
Infrastructure Lending Segment	28,884	19,864	9,020	67,103	64,817	2,286
Property Segment	(20,369)	(1,298)	(19,071)	(24,387)	79,698	(104,085)
Investing and Servicing Segment	49,198	52,118	(2,920)	116,750	23,170	93,580
Corporate	(118,755)	(98,508)	(20,247)	(309,809)	(306,749)	(3,060)
	93,273	135,367	(42,094)	348,507	337,288	11,219
Income tax provision	(13,343)	(671)	(12,672)	(17,780)	(27,533)	9,753
Net income attributable to non-controlling interests	(7,370)	(4,882)	(2,488)	(16,098)	(1,465)	(14,633)
Net income attributable to Starwood Property Trust, Inc.	$72,560	$129,814	$(57,254)	$314,629	$308,290	$6,339

Three Months Ended September 30, 2025 Compared to the Three Months Ended June 30, 2025
Commercial and Residential Lending Segment

Revenues

For the three months ended September 30, 2025, revenues of our Commercial and Residential Lending Segment decreased $0.8 million to $343.1 million, compared to $343.9 million for the three months ended June 30, 2025. This was primarily due to a decrease of $2.9 million in interest income from investment securities, reflecting lower balances due to payoffs, partially offset by an increase in interest income from loans of $2.3 million. The increase in interest income from loans was comprised of a $2.7 million increase from commercial loans primarily reflecting higher average balances, partially offset by a $0.4 million decrease from residential loans.

Costs and Expenses

For the three months ended September 30, 2025, costs and expenses of our Commercial and Residential Lending Segment increased $24.1 million to $231.4 million, compared to $207.3 million for the three months ended June 30, 2025. This increase was primarily due to increases of $23.1 million in the credit loss provision and $1.1 million in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio. The increase in the credit loss provision primarily reflects a $27.2 million specific allowance provided on a mezzanine loan deemed credit deteriorated in the 2025 third quarter. The increase in interest expense was primarily due to higher average borrowings outstanding.

Net Interest Income (amounts in thousands)

	For the Three Months Ended
	September 30, 2025	June 30, 2025	Change
Interest income from loans	$315,894	$313,595	$2,299
Interest income from investment securities	18,405	21,335	(2,930)
Interest expense	(181,639)	(180,494)	(1,145)
Net interest income	$152,660	$154,436	$(1,776)

For the three months ended September 30, 2025, net interest income of our Commercial and Residential Lending Segment decreased $1.7 million to $152.7 million, compared to $154.4 million for the three months ended June 30, 2025. This decrease reflects the net decrease in interest income and the increase in interest expense on our secured financing facilities, both as discussed in the sections above.

During the three months ended September 30, 2025 and June 30, 2025, the weighted average unlevered yields on the Commercial and Residential Lending Segment’s loans and investment securities, excluding retained RMBS and loans for which interest income is not recognized, were as follows:

	For the Three Months Ended
	September 30, 2025	June 30, 2025
Commercial	8.1%	8.3%
Residential	5.0%	5.0%
Overall	7.6%	7.8%

For the three months ended September 30, 2025, the weighted average unlevered yields on our commercial and residential loans were relatively consistent with the three months ended June 30, 2025.

During the three months ended September 30, 2025 and June 30, 2025, the Commercial and Residential Lending Segment’s weighted average secured borrowing rates, inclusive of the amortization of deferred financing fees, were 6.3% and 6.5%, respectively. Interest rate hedges had the effect of reducing these weighted average borrowing costs to 5.9% and 6.0% during the three months ended September 30, 2025 and June 30, 2025, respectively.

Other Income

For the three months ended September 30, 2025, other income of our Commercial and Residential Lending Segment increased $16.0 million to $42.6 million compared to $26.6 million for the three months ended June 30, 2025. This increase was primarily due to (i) a $130.4 million favorable change in gain (loss) on derivatives and (ii) a $32.1 million greater increase in fair value of residential loans, partially offset by (iii) a $95.3 million unfavorable change in foreign currency gain (loss), (iv) a $30.6 million lesser gain on sale of investments and other assets and (v) the nonrecurrence of a $20.8 million gain on extinguishment of debt primarily related to the sale of a foreclosed property in the second quarter of 2025. The favorable change in gain (loss) on derivatives in the third quarter of 2025 reflects (i) a $113.6 million favorable change in gain (loss) on foreign currency hedges and (ii) a $16.8 million lower loss on interest rate swaps principally related to residential loans. The interest rate swaps are used primarily to hedge our interest rate risk on residential loans held-for-sale and to fix our interest rate payments on certain variable rate borrowings which fund fixed rate investments. The foreign currency hedges are used to fix the U.S. dollar amounts of cash flows (both interest and principal payments) we expect to receive from our foreign currency denominated loans and investments. The unfavorable change in foreign currency gain (loss) and the favorable change in gain (loss) on foreign currency hedges reflect the strengthening of the U.S. dollar against the pound sterling (“GBP”) and Euro (“EUR”), partially offset by a weakening against the Australian dollar (“AUD”), in the third quarter of 2025, compared to a weakening of the U.S. dollar against each of those currencies in the second quarter of 2025.

Infrastructure Lending Segment

Revenues

For the three months ended September 30, 2025, revenues of our Infrastructure Lending Segment increased $10.5 million to $77.7 million, compared to $67.2 million for the three months ended June 30, 2025. This was primarily due to a $10.8 million increase in interest income from loans reflecting higher prepayment related income and average loan balances.

Costs and Expenses

For the three months ended September 30, 2025 and June 30, 2025, costs and expenses of our Infrastructure Lending Segment remained relatively unchanged at $48.3 million. A $2.3 million increase in interest expense, primarily reflecting higher average borrowings outstanding, was offset by decreases in other costs and expenses.

Net Interest Income (amounts in thousands)

	For the Three Months Ended
	September 30, 2025	June 30, 2025	Change
Interest income from loans	$76,724	$65,949	$10,775
Interest income from investment securities	150	148	2
Interest expense	(41,402)	(39,106)	(2,296)
Net interest income	$35,472	$26,991	$8,481

For the three months ended September 30, 2025, net interest income of our Infrastructure Lending Segment increased $8.5 million to $35.5 million, compared to $27.0 million for the three months ended June 30, 2025. The increase reflects the increase in interest income from loans, partially offset by the increase in interest expense on the secured financing facilities used to fund this segment’s investment portfolio, both as discussed above.

During the three months ended September 30, 2025 and June 30, 2025, the weighted average unlevered yield on the Infrastructure Lending Segment’s loans and investment securities, excluding those for which interest income is not recognized, was 9.3% and 9.1%, respectively, primarily reflecting higher prepayment related income in the third quarter of 2025.

During both the three months ended September 30, 2025 and June 30, 2025, the Infrastructure Lending Segment’s weighted average secured borrowing rate, inclusive of the amortization of deferred financing fees, was 6.9%.

Other Income (Loss)

For the three months ended September 30, 2025, other income (loss) of our Infrastructure Lending Segment decreased $1.5 million to a loss of $0.5 million, compared to income of $1.0 million for the three months ended June 30, 2025, primarily due to an unfavorable change in earnings (loss) from unconsolidated entities.

Property Segment

Change in Results by Portfolio (amounts in thousands)

	$ Change from prior period
	Revenues	Depreciation and amortization	Other costs and expenses	Gain (loss) on derivative financial instruments	Other income (loss)	Income (loss) before income taxes
Fundamental	$28,934	$15,355	$20,182	$(7,967)	$(35)	$(14,605)
Medical Office Portfolio	621	(50)	564	10	—	117
Woodstar Fund	169	—	(1)	—	(4,792)	(4,622)
D.C. Multifamily Conversion	—	—	—	—	(210)	(210)
Other/Corporate	(5)	—	144	—	398	249
Total	$29,719	$15,305	$20,889	$(7,957)	$(4,639)	$(19,071)

See Notes 6 and 7 to the Condensed Consolidated Financial Statements for a description of the above-referenced Property Segment assets.

Revenues

For the three months ended September 30, 2025, revenues of our Property Segment increased $29.7 million to $46.2 million, compared to $16.5 million for the three months ended June 30, 2025, primarily due to Fundamental, which contributed rental income for the period from July 23, 2025 to September 30, 2025.

Costs and Expenses

For the three months ended September 30, 2025, costs and expenses of our Property Segment increased $36.2 million to $58.3 million, compared to $22.1 million for the three months ended June 30, 2025, primarily due to Fundamental, which introduced (i) higher interest expense from the liabilities assumed and higher general and administrative expenses totaling $20.2 million and (ii) higher depreciation and amortization of $15.4 million from the assets acquired.

Other Income (Loss)

For the three months ended September 30, 2025, other income (loss) of our Property Segment decreased $12.6 million to a loss of $8.3 million compared to income of $4.3 million for the three months ended June 30, 2025. The decrease is primarily due to (i) an $8.0 million loss on derivatives which hedge the pending securitization of Fundamental collateral currently on a warehouse line and the pending refinance of an existing ABS facility, as well as (ii) a $4.8 million decrease in income attributable to investments of the Woodstar Fund, primarily related to unrealized fair value changes.

Investing and Servicing Segment

Revenues

For the three months ended September 30, 2025, revenues of our Investing and Servicing Segment increased $7.1 million to $60.9 million, compared to $53.8 million for the three months ended June 30, 2025. The increase in revenues is primarily due to (i) a $9.7 million increase in servicing fees principally related to default interest and consent fees, partially offset by (ii) a $3.1 million decrease in interest income from conduit loans primarily reflecting lower average balances held during the third quarter.

Costs and Expenses

For the three months ended September 30, 2025, costs and expenses of our Investing and Servicing Segment decreased $3.8 million to $33.9 million, compared to $37.7 million for the three months ended June 30, 2025. The decrease is primarily due to a $2.5 million decrease in general and administrative expenses, principally related to decreased loan securitization activity, and a $1.0 million decrease in interest expense primarily related to the financing of conduit loan balances.

Other Income

For the three months ended September 30, 2025, other income of our Investing and Servicing Segment decreased $13.9 million to $22.2 million, compared to $36.1 million for the three months ended June 30, 2025. The decrease is primarily due to a $9.6 million lower gain in fair value of conduit loans and a $2.8 million decrease in earnings from unconsolidated entities.

Corporate and Other Items

Corporate Costs and Expenses

For the three months ended September 30, 2025, corporate expenses increased $2.5 million to $117.7 million, compared to $115.2 million for the three months ended June 30, 2025. This was primarily due to increases of $1.4 million in management fees and $1.0 million in interest expense.

Corporate Other Income (Loss)

For the three months ended September 30, 2025, corporate other income (loss) decreased $18.0 million to a loss of $1.8 million, compared to income of $16.2 million for the three months ended June 30, 2025. This was due to a an unfavorable change in gain (loss) on our fixed-to-floating interest rate swaps which hedge a portion of our unsecured senior notes.

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

Income Tax Provision

Our consolidated income taxes principally relate to the taxable nature of our loan servicing and loan securitization businesses which are housed in taxable REIT subsidiaries (“TRSs”). For the three months ended September 30, 2025, our income tax provision increased $12.6 million to $13.3 million compared to $0.7 million for the three months ended June 30, 2025. This increase was due to higher taxable income of our TRSs in the third quarter of 2025 compared to the second quarter of 2025.

Net Income Attributable to Non-controlling Interests

During the three months ended September 30, 2025, net income attributable to non-controlling interests increased $2.5 million to $7.4 million, compared to $4.9 million during the three months ended June 30, 2025. The increase was primarily due to non-controlling interests in a favorable change in unrealized gains (losses) of a consolidated CMBS joint venture in the third quarter of 2025.

Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024
Commercial and Residential Lending Segment
Revenues
For the nine months ended September 30, 2025, revenues of our Commercial and Residential Lending Segment decreased $197.1 million to $1.0 billion, compared to $1.2 billion for the nine months ended September 30, 2024. This decrease was primarily due to decreases in interest income from loans of $183.0 million and investment securities of $26.5 million, partially offset by a $9.1 million increase in rental income from foreclosed properties. The decrease in interest income from loans reflects (i) a $176.2 million decrease from commercial loans, reflecting lower average index rates and spreads, additional loans placed on nonaccrual, lower prepayment related income and lower average balances, and (ii) a $6.8 million decrease from residential loans principally due to lower average balances. The decrease in interest income from investment securities was primarily due to lower average commercial investment balances due to repayments.
Costs and Expenses
For the nine months ended September 30, 2025, costs and expenses of our Commercial and Residential Lending Segment decreased $268.0 million to $602.4 million, compared to $870.4 million for the nine months ended September 30, 2024. This decrease was primarily due to decreases of $138.3 million in credit loss provision and $134.4 million in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio. The credit loss provision decreased primarily due to improvement in the macroeconomic outlook. The decrease in interest expense was primarily due to lower average borrowings outstanding due to paydowns from net loan repayments and excess cash balances and the effect of lower average index rates.

Net Interest Income (amounts in thousands)

	For the Nine Months Ended September 30,
	2025	2024	Change
Interest income from loans	$919,788	$1,102,810	$(183,022)
Interest income from investment securities	63,629	90,170	(26,541)
Interest expense	(527,684)	(662,124)	134,440
Net interest income	$455,733	$530,856	$(75,123)
For the nine months ended September 30, 2025, net interest income of our Commercial and Residential Lending Segment decreased $75.1 million to $455.7 million, compared to $530.9 million for the nine months ended September 30, 2024. This decrease reflects the decrease in interest income, partially offset by the decrease in interest expense on our secured financing facilities, both as discussed in the sections above.
During the nine months ended September 30, 2025 and 2024, the weighted average unlevered yields on the Commercial and Residential Lending Segment’s loans and investment securities, excluding retained RMBS and loans for which interest income is not recognized, were as follows:

	For the Nine Months Ended September 30,
	2025	2024
Commercial	8.3%	9.7%
Residential	5.0%	5.0%
Overall	7.8%	9.0%
The weighted average unlevered yield on our commercial loans decreased primarily due to lower average index rates and spreads and lower prepayment related income. The unlevered yield on our residential loans was relatively unchanged.
During the nine months ended September 30, 2025 and 2024, the Commercial and Residential Lending Segment’s weighted average secured borrowing rates, inclusive of the amortization of deferred financing fees, were 6.5% and 7.6%, respectively. The decrease in borrowing rates primarily reflects lower average index rates. Interest rate hedges had the effect of adjusting these weighted average borrowing costs to 5.9% and 6.7% during the nine months ended September 30, 2025 and 2024, respectively.

Other Income
For the nine months ended September 30, 2025, other income of our Commercial and Residential Lending Segment decreased $48.3 million to $88.8 million, compared to $137.1 million for the nine months ended September 30, 2024. This decrease primarily reflects (i) a $179.3 million unfavorable change in gain (loss) on derivatives, partially offset by (ii) an $81.9 million increase in foreign currency gain, (iii) a $32.7 million net gain on sale of investments and other assets and (iv) a $20.6 million increased gain on extinguishment of debt primarily related to the sale of a foreclosed property in the nine months of 2025. The unfavorable change in gain (loss) on derivatives during the nine months ended September 30, 2025 reflects (i) a $100.5 million increased loss on foreign currency hedges and (ii) a $78.8 million unfavorable change in gain (loss) on interest rate swaps principally related to residential loans. The interest rate swaps are used primarily to hedge our interest rate risk on residential loans held-for-sale and to fix our interest rate payments on certain variable rate borrowings which fund fixed rate investments. The foreign currency hedges are used to fix the U.S. dollar amounts of cash flows (both interest and principal payments) we expect to receive from our foreign currency denominated loans and investments. The increased foreign currency gain and the increased loss on foreign currency hedges reflect the weakening of the U.S. dollar against the GBP, EUR and AUD during the nine months of 2025, compared to a lesser weakening of the U.S. dollar against each of those currencies in the nine months of 2024.
Infrastructure Lending Segment
Revenues
For the nine months ended September 30, 2025, revenues of our Infrastructure Lending Segment increased $8.9 million to $206.5 million, compared to $197.6 million for the nine months ended September 30, 2024. This increase was primarily due to an $8.6 million increase in interest income from loans, reflecting higher average balances and prepayment related income, partially offset by the effects of lower average index rates and spreads.
Costs and Expenses
For the nine months ended September 30, 2025, costs and expenses of our Infrastructure Lending Segment increased $7.4 million to $139.5 million, compared to $132.1 million for the nine months ended September 30, 2024. The increase was primarily due to increases of $4.7 million in general, administrative and other expenses, $2.3 million in credit loss provision and $0.4 million in interest expense, reflecting higher average borrowings outstanding, partially offset by lower average index rates.
Net Interest Income (amounts in thousands)

	For the Nine Months Ended September 30,
	2025	2024	Change
Interest income from loans	$203,129	$194,526	$8,603
Interest income from investment securities	452	391	61
Interest expense	(115,662)	(115,229)	(433)
Net interest income	$87,919	$79,688	$8,231
For the nine months ended September 30, 2025, net interest income of our Infrastructure Lending Segment increased $8.2 million to $87.9 million, compared to $79.7 million for the nine months ended September 30, 2024. The increase reflects the increase in interest income from loans, partially offset by the increase in interest expense on the secured financing facilities, both as discussed in the sections above.
During the nine months ended September 30, 2025 and 2024, the weighted average unlevered yields on the Infrastructure Lending Segment’s loans and investment securities, excluding those for which interest income is not recognized, were 9.7% and 10.6%, respectively, reflecting lower average index rates and spreads, partially offset by higher prepayment related income, in the nine months of 2025.
During the nine months ended September 30, 2025 and 2024, the Infrastructure Lending Segment’s weighted average secured borrowing rates, inclusive of the amortization of deferred financing fees, were 6.9% and 8.0%, respectively, reflecting lower average index rates in the nine months of 2025.

Other Income (Loss)
For the nine months ended September 30, 2025 and 2024, other income (loss) of our Infrastructure Lending Segment improved $0.8 million to income of $0.1 million, compared to a loss of $0.7 million for the nine months ended September 30, 2024, primarily due to an improvement in earnings (loss) of unconsolidated entities.
Property Segment
Change in Results by Portfolio (amounts in thousands)

	$ Change from prior period
	Revenues	Depreciation and amortization	Other costs and expenses	Gain (loss) on derivative financial instruments	Other income (loss)	Income (loss) before income taxes
Fundamental	$28,934	$15,355	$20,182	$(7,967)	$(35)	$(14,605)
Master Lease Portfolio	(4,821)	—	(1,520)	—	(90,795)	(94,096)
Medical Office Portfolio	1,594	(129)	(5,798)	(1,557)	1,046	7,010
Woodstar Fund	140	—	6	—	(955)	(821)
D.C. Multifamily Conversion	—	—	—	—	(1,153)	(1,153)
Other/Corporate	(62)	—	455	—	97	(420)
Total	$25,785	$15,226	$13,325	$(9,524)	$(91,795)	$(104,085)
Revenues
For the nine months ended September 30, 2025, revenues of our Property Segment increased $25.8 million to $79.2 million, compared to $53.4 million for the nine months ended September 30, 2024. The increase was primarily due to Fundamental, which contributed rental income for the period from July 23, 2025 to September 30, 2025, the effect of which was partially offset by the sale of our Master Lease Portfolio on February 29, 2024.
Costs and Expenses
For the nine months ended September 30, 2025, costs and expenses of our Property Segment increased $28.5 million to $102.6 million, compared to $74.1 million for the nine months ended September 30, 2024. The increase is primarily due to Fundamental, which introduced (i) higher interest expense from the liabilities assumed and higher general and administrative expenses totaling $20.2 million and (ii) higher depreciation and amortization of $15.4 million from the assets acquired, the effect of which was partially offset by (iii) a $6.7 million decrease in interest expense on variable rate borrowings of the Medical Office Portfolio, reflecting lower refinanced balances and index rates, and (iv) the sale of our Master Lease Portfolio on February 29, 2024.
Other Income (Loss)
For the nine months ended September 30, 2025, other income of our Property Segment decreased $101.3 million to a loss of $1.0 million, compared to income of $100.3 million for the nine months ended September 30, 2024. The decrease is primarily due to (i) the nonrecurrence of a $90.8 million net gain on sale of the Master Lease Portfolio in the first quarter of 2024 and (ii) an $8.0 million loss on derivatives which hedge the pending securitization of Fundamental collateral currently on a warehouse line and the pending refinance of an existing ABS facility.
Investing and Servicing Segment
Revenues
For the nine months ended September 30, 2025, revenues of our Investing and Servicing Segment increased $23.5 million to $173.5 million, compared to $150.0 million for the nine months ended September 30, 2024. The increase in revenues is primarily due to (i) a $20.3 million increase in servicing fees principally related to default interest and (ii) a $2.6 million increase in interest income from CMBS investments primarily due to higher interest recoveries.

Costs and Expenses
For the nine months ended September 30, 2025, costs and expenses of our Investing and Servicing Segment decreased $5.5 million to $107.3 million, compared to $112.8 million for the nine months ended September 30, 2024. The decrease is primarily due to decreases of (i) $4.2 million in interest expense principally related to the financing of conduit loan balances and (ii) $2.7 million in general and administrative expenses.
Other Income (Loss)
For the nine months ended September 30, 2025, other income (loss) of our Investing and Servicing Segment improved $64.5 million to income of $50.5 million, compared to a loss of $14.0 million for the nine months ended September 30, 2024. The improvement was primarily due to (i) a $55.1 million lesser decrease in fair value of CMBS investments, (ii) a $7.6 million increase in earnings from unconsolidated entities and (iii) a $7.3 million favorable change in fair value of servicing rights, partially offset by (iv) the nonrecurrence of an $8.3 million gain on sale of an operating property in the nine months of 2024.
Corporate and Other Items
Corporate Costs and Expenses
For the nine months ended September 30, 2025, corporate expenses increased $38.4 million to $352.8 million, compared to $314.4 million for the nine months ended September 30, 2024. This increase was primarily due to (i) a $36.1 million increase in interest expense reflecting higher average balances of unsecured senior notes and secured term loans outstanding, partially offset by lower spreads and index rates on the secured term loans, and (ii) a $2.4 million increase in general and administrative expenses.
Corporate Other Income
For the nine months ended September 30, 2025, corporate other income increased $36.0 million to $41.7 million, compared to $5.7 million for the nine months ended September 30, 2024. This was due to an increased gain on fixed-to-floating interest rate swaps which hedge a portion of our unsecured senior notes.
Securitization VIE Eliminations

Refer to the preceding comparison of the three months ended September 30, 2025 to the three months ended June 30, 2025 for a discussion of the effect of securitization VIE eliminations.
Income Tax Provision
Our consolidated income taxes principally relate to the taxable nature of our loan servicing and loan securitization businesses which are housed in TRSs. For the nine months ended September 30, 2025, our income tax provision decreased $9.7 million to $17.8 million, compared to $27.5 million for the nine months ended September 30, 2024. This decrease was due to lower taxable income of our TRSs in the nine months of 2025 compared to the nine months of 2024.
Net Income Attributable to Non-controlling Interests
For the nine months ended September 30, 2025, net income attributable to non-controlling interests increased $14.6 million to $16.1 million, compared to $1.5 million for the nine months ended September 30, 2024. The increase was primarily due to non-controlling interests in lower unrealized losses of a consolidated CMBS joint venture.

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
The following table presents our diluted weighted average shares used in our GAAP EPS calculation reconciled to our diluted weighted average shares used in our Distributable EPS calculation (amounts in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	June 30, 2025	September 30, 2025	September 30, 2024
Diluted weighted average shares - GAAP EPS	360,394	337,145	344,299	315,302
Add: Unvested stock awards	5,572	5,119	5,052	3,925
Add: Woodstar II Class A Units	9,643	9,643	9,664	9,707
Diluted weighted average shares - Distributable EPS	375,609	351,907	359,015	328,934
As noted above, the definition of Distributable Earnings provides flexibility for management to make additional adjustments, subject to the approval of a majority of our independent directors, when appropriate in order for Distributable Earnings to be calculated in a manner consistent with its definition and objective. As a result of the Fundamental acquisition, we expect that straight-line rent will become a more significant component of our GAAP net income. Given that straight-line rent does not reflect the timing of cash received pursuant to the applicable leases and is not consistent with the determination of taxable income, we are adding an adjustment for straight line rents in the computation of Distributable Earnings. This adjustment was unanimously approved by our independent directors.
The following table summarizes our quarterly Distributable Earnings per weighted average diluted share for the nine months ended September 30, 2025 and 2024:

	Distributable Earnings For the Three-Month Periods Ended
	March 31,	June 30,	September 30,
2025	$0.45	$0.43	$0.40
2024	0.59	0.48	0.48
Distributable Earnings per weighted average diluted share for the nine months ended September 30, 2025 does not equal the sum of the individual quarters due to rounding and other computational factors.

The following table presents our summarized results of operations and reconciliation to Distributable Earnings for the three months ended September 30, 2025, by business segment (amounts in thousands, except per share data). Refer to the footnotes following the Distributable Earnings reconciliation table for the nine months ended September 30, 2024.

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Total
Revenues	$343,126	$77,718	$46,196	$60,888	$693	$528,621
Costs and expenses	(231,441)	(48,337)	(58,309)	(33,909)	(117,655)	(489,651)
Other income (loss)	42,630	(497)	(8,256)	22,219	(1,793)	54,303
Income (loss) before income taxes	154,315	28,884	(20,369)	49,198	(118,755)	93,273
Income tax (provision) benefit	(7,432)	234	6	(6,151)	—	(13,343)
Income attributable to non-controlling interests	(3)	—	(4,366)	(3,001)	—	(7,370)
Net income (loss) attributable to Starwood Property Trust, Inc.	146,880	29,118	(24,729)	40,046	(118,755)	72,560
Add / (Deduct):
Non-controlling interests attributable to Woodstar II Class A Units	—	—	4,629	—	—	4,629
Non-controlling interests attributable to unrealized gains/losses	—	—	(4,323)	824	—	(3,499)
Non-cash equity compensation expense	2,840	733	1,565	1,327	8,225	14,690
Depreciation and amortization	2,876	—	21,587	1,865	—	26,328
Straight-line rent adjustment	—	—	(467)	38	—	(429)
Interest income adjustment for loans and securities	5,795	—	—	9,261	—	15,056
Consolidated income tax provision (benefit) associated with fair value adjustments	7,432	(234)	(6)	6,151	—	13,343
Other non-cash items	2	—	(83)	(407)	—	(488)
Reversal of GAAP unrealized and realized (gains) / losses on: (1)
Loans	(40,544)	—	—	(11,823)	—	(52,367)
Credit loss provision, net	26,805	1,554	—	—	—	28,359
Securities	(1,111)	—	—	(4,531)	—	(5,642)
Woodstar Fund investments	—	—	(324)	—	—	(324)
Derivatives	(14,276)	(7)	7,971	(1,295)	1,793	(5,814)
Foreign currency	11,995	210	10	—	—	12,215
Loss (earnings) from unconsolidated entities	—	294	—	(2,797)	—	(2,503)
Sales of properties	(1,095)	—	21	—	—	(1,074)
Recognition of Distributable realized gains / (losses) on:
Loans (2)	(674)	—	—	14,115	—	13,441
Securities (4)	(414)	—	—	(8,326)	—	(8,740)
Woodstar Fund investments (5)	—	—	21,351	—	—	21,351
Derivatives (6)	11,072	46	486	(1,111)	(7,499)	2,994
Foreign currency (7)	290	27	(11)	—	—	306
(Loss) earnings from unconsolidated entities (8)	—	(110)	—	3,252	—	3,142
Sales of properties (9)	1,095	—	(25)	—	—	1,070
Distributable Earnings (Loss)	$158,968	$31,631	$27,652	$46,589	$(116,236)	$148,604
Distributable Earnings (Loss) per Weighted Average Diluted Share	$0.43	$0.08	$0.08	$0.12	$(0.31)	$0.40

The following table presents our summarized results of operations and reconciliation to Distributable Earnings for the three months ended June 30, 2025, by business segment (amounts in thousands, except per share data). Refer to the footnotes following the Distributable Earnings reconciliation table for the nine months ended September 30, 2024.

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

Three Months Ended September 30, 2025 Compared to the Three Months Ended June 30, 2025

Commercial and Residential Lending Segment

The Commercial and Residential Lending Segment’s Distributable Earnings decreased by $15.2 million, from $174.2 million during the second quarter of 2025 to $159.0 million in the third quarter of 2025. After making adjustments for the calculation of Distributable Earnings, revenues were $349.0 million, costs and expenses were $199.0 million, other income was $9.0 million and there was no income tax provision or benefit.

Revenues, consisting principally of interest income on loans, decreased by $0.8 million in the third quarter of 2025, primarily due to a decrease of $3.2 million in interest income from investment securities, reflecting lower balances due to payoffs, partially offset by an increase in interest income from loans of $2.5 million. The increase in interest income from loans was comprised of a $2.9 million increase from commercial loans, primarily reflecting higher average balances, partially offset by a $0.4 million decrease from residential loans.

Costs and expenses increased by $0.6 million in the third quarter of 2025, primarily due to a $1.1 million increase in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio, reflecting higher average borrowings outstanding.

Other income decreased by $13.8 million in the third quarter of 2025, primarily due to (i) the nonrecurrence of a $20.8 million gain on extinguishment of debt in the second quarter of 2025 primarily related to the sale of a foreclosed property and (ii) a $7.9 million decrease in realized gains on derivatives and foreign currency, partially offset by (iii) a $17.9 million favorable change in gain (loss) on sale of investments and other assets

Infrastructure Lending Segment

The Infrastructure Lending Segment’s Distributable Earnings increased by $10.8 million, from $20.8 million during the second quarter of 2025 to $31.6 million in the third quarter of 2025. After making adjustments for the calculation of Distributable Earnings, revenues were $77.7 million, costs and expenses were $46.1 million and other loss was nominal.

Revenues increased by $10.5 million in the third quarter of 2025, primarily due to a $10.8 million increase in interest income from loans, reflecting higher prepayment related income and average loan balances.

Costs and expenses increased by $0.4 million in the third quarter of 2025, primarily due to a $2.3 million increase in interest expense, reflecting higher average borrowings outstanding, partially offset by a $1.9 million decrease in other costs and expenses.

Other loss decreased by $0.7 million in the third quarter of 2025, primarily due to the nonrecurrence of a loss on extinguishment of debt in the second quarter of 2025.

Property Segment

Distributable Earnings by Portfolio (amounts in thousands)

	For the Three Months Ended
	September 30, 2025	June 30, 2025	Change
Woodstar Fund, net of non-controlling interests	$17,687	$17,528	$159
Fundamental	10,164	—	10,164
Medical Office Portfolio	1,792	1,679	113
D.C. Multifamily Conversion	(845)	(635)	(210)
Other/Corporate	(1,146)	(1,140)	(6)
Distributable Earnings	$27,652	$17,432	$10,220

The Property Segment’s Distributable Earnings increased by $10.3 million, from $17.4 million during the second quarter of 2025 to $27.7 million in the third quarter of 2025. After making adjustments for the calculation of Distributable Earnings, revenues were $46.1 million, costs and expenses were $35.7 million, other income was $21.4 million and the deduction of income attributable to non-controlling interests in the Woodstar Fund was $4.1 million.
Revenues increased by $29.1 million in the third quarter of 2025, primarily due to the acquisition of Fundamental on July 23, 2025.

Costs and expenses increased by $19.4 million in the third quarter of 2025, primarily due to the acquisition of Fundamental.

Other income increased by $0.6 million in the third quarter of 2025, primarily due to the acquisition of Fundamental.

Income attributable to non-controlling interests in the Woodstar Fund was relatively unchanged in the third quarter of 2025.

Investing and Servicing Segment

The Investing and Servicing Segment’s Distributable Earnings decreased by $5.0 million, from $51.6 million during the second quarter of 2025 to $46.6 million in the third quarter of 2025. After making adjustments for the calculation of Distributable Earnings, revenues were $70.2 million, costs and expenses were $31.2 million, other income was $9.7 million, there was no income tax provision or benefit, and the deduction of income attributable to non-controlling interests was $2.1 million.

Revenues increased by $9.0 million in the third quarter of 2025, primarily due to a $9.7 million increase in servicing fees principally related to default interest and consent fees.

Costs and expenses decreased by $3.8 million in the third quarter of 2025, primarily due to a $2.5 million decrease in general and administrative expenses, principally related to decreased loan securitization activity, and a $1.0 million decrease in interest expense primarily related to the financing of conduit loan balances.

Other income includes profit realized upon securitization of loans by our conduit business, gains on sales of CMBS and operating properties, gains and losses on derivatives that were either effectively terminated or novated, and earnings from unconsolidated entities. These items are typically offset by a decrease in the fair value of our domestic servicing rights intangible which reflects the expected amortization of this deteriorating asset, net of increases in fair value due to the attainment of new servicing contracts. Derivatives include instruments which hedge interest rate risk and credit risk on our conduit loans and CMBS investments. For GAAP purposes, the loans, CMBS and derivatives are accounted for at fair value, with all changes in fair value (realized or unrealized) recognized in earnings. The adjustments to Distributable Earnings outlined above are also applied to the GAAP earnings of our unconsolidated entities. Other income decreased by $17.9 million in the third quarter of 2025, primarily due to (i) a $5.0 million decrease in realized gains on conduit loans, (ii) a $4.0 million increase in recognized credit losses on CMBS investments, (iii) a $3.5 million unfavorable change in other income (loss), (iv) a $2.5 million decrease in earnings from unconsolidated entities and (v) a $1.5 million unfavorable change in realized gain (loss) on derivatives which primarily hedge our interest rate risk on conduit loans and CMBS investments.

Income attributable to non-controlling interests decreased $0.1 million in the third quarter of 2025.

Corporate

Corporate loss increased by $3.2 million, from $113.0 million during the second quarter of 2025 to $116.2 million in the third quarter of 2025, primarily due to increases of $1.6 million in management fees and $1.0 million in interest expense.

The following table presents our summarized results of operations and reconciliation to Distributable Earnings for the nine months ended September 30, 2025, by business segment (amounts in thousands, except per share data):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Total
Revenues	$1,012,499	$206,527	$79,222	$173,548	$1,324	$1,473,120
Costs and expenses	(602,429)	(139,536)	(102,616)	(107,338)	(352,840)	(1,304,759)
Other income (loss)	88,780	112	(993)	50,540	41,707	180,146
Income (loss) before income taxes	498,850	67,103	(24,387)	116,750	(309,809)	348,507
Income tax (provision) benefit	(2,231)	189	6	(15,744)	—	(17,780)
Income attributable to non-controlling interests	(10)	—	(14,776)	(1,312)	—	(16,098)
Net income (loss) attributable to Starwood Property Trust, Inc.	496,609	67,292	(39,157)	99,694	(309,809)	314,629
Add / (Deduct):
Non-controlling interests attributable to Woodstar II Class A Units	—	—	13,917	—	—	13,917
Non-controlling interests attributable to unrealized gains/losses	—	—	(11,080)	(6,378)	—	(17,458)
Non-cash equity compensation expense	8,476	2,056	1,781	4,091	25,066	41,470
Management incentive fee	—	—	—	—	10,244	10,244
Depreciation and amortization	9,146	—	33,545	5,562	—	48,253
Straight-line rent adjustment	—	—	307	104	—	411
Interest income adjustment for loans and securities	17,843	—	—	31,727	—	49,570
Consolidated income tax provision (benefit) associated with fair value adjustments	2,231	(189)	(6)	15,744	—	17,780
Other non-cash items	10	—	(246)	(1,219)	—	(1,455)
Reversal of GAAP unrealized and realized (gains) / losses on: (1)
Loans	(91,543)	—	—	(49,095)	—	(140,638)
Credit loss provision, net	4,709	4,317	—	—	—	9,026
Securities	(6,450)	—	—	14,370	—	7,920
Woodstar Fund investments	—	—	(9,349)	—	—	(9,349)
Derivatives	167,702	12	8,082	1,082	(41,707)	135,171
Foreign currency	(105,878)	(656)	197	—	—	(106,337)
Earnings from unconsolidated entities	(2,708)	(251)	—	(8,689)	—	(11,648)
Sales of properties	(5,223)	—	21	—	—	(5,202)
Recognition of Distributable realized gains / (losses) on:
Loans (2)	(1,556)	—	—	47,987	—	46,431
Securities (4)	(761)	—	—	(15,082)	—	(15,843)
Woodstar Fund investments (5)	—	—	63,272	—	—	63,272
Derivatives (6)	57,668	149	290	(1,788)	(21,401)	34,918
Foreign currency (7)	2,347	85	(197)	—	—	2,235
Earnings (loss) from unconsolidated entities (8)	2,708	(327)	—	9,659	—	12,040
Sales of properties (9)	(43,343)	—	(25)	—	—	(43,368)
Distributable Earnings (Loss)	$511,987	$72,488	$61,352	$147,769	$(337,607)	$455,989
Distributable Earnings (Loss) per Weighted Average Diluted Share	$1.43	$0.20	$0.17	$0.41	$(0.94)	$1.27

The following table presents our summarized results of operations and reconciliation to Distributable Earnings for the nine months ended September 30, 2024, by business segment (amounts in thousands, except per share data):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Total
Revenues	$1,209,615	$197,607	$53,437	$149,959	$1,951	$1,612,569
Costs and expenses	(870,386)	(132,054)	(74,065)	(112,762)	(314,418)	(1,503,685)
Other income (loss)	137,123	(736)	100,326	(14,027)	5,718	228,404
Income (loss) before income taxes	476,352	64,817	79,698	23,170	(306,749)	337,288
Income tax (provision) benefit	(18,930)	414	—	(9,017)	—	(27,533)
(Income) loss attributable to non-controlling interests	(10)	—	(15,010)	13,555	—	(1,465)
Net income (loss) attributable to Starwood Property Trust, Inc.	457,412	65,231	64,688	27,708	(306,749)	308,290
Add / (Deduct):
Non-controlling interests attributable to Woodstar II Class A Units	—	—	13,978	—	—	13,978
Non-controlling interests attributable to unrealized gains/losses	—	—	(9,028)	(25,498)	—	(34,526)
Non-cash equity compensation expense	7,320	1,485	288	4,797	17,612	31,502
Management incentive fee	—	—	—	—	22,593	22,593
Depreciation and amortization	6,793	15	17,955	5,570	—	30,333
Interest income adjustment for securities	15,891	—	—	25,603	—	41,494
Consolidated income tax provision (benefit) associated with fair value adjustments	18,930	(414)	—	9,017	—	27,533
Other non-cash items	10	—	834	(823)	—	21
Reversal of GAAP unrealized and realized (gains) / losses on: (1)
Loans	(102,781)	—	—	(47,498)	—	(150,279)
Credit loss provision, net	142,993	1,982	—	—	—	144,975
Securities	4,352	—	—	69,445	—	73,797
Woodstar Fund investments	—	—	(10,304)	—	—	(10,304)
Derivatives	(11,636)	(59)	(1,442)	(129)	(5,718)	(18,984)
Foreign currency	(23,970)	(479)	13	—	—	(24,436)
(Earnings) loss from unconsolidated entities	(10,293)	694	—	(1,046)	—	(10,645)
Sales of properties	—	—	(92,003)	(8,316)	—	(100,319)
Recognition of Distributable realized gains / (losses) on:
Loans (2)	(4,949)	—	—	47,261	—	42,312
Realized credit loss (3)	—	(1,546)	—	—	—	(1,546)
Securities (4)	(9,302)	—	—	(37,078)	—	(46,380)
Woodstar Fund investments(5)	—	—	54,246	—	—	54,246
Derivatives (6)	101,184	269	8,694	1,019	(31,750)	79,416
Foreign currency (7)	(12,209)	55	(13)	—	—	(12,167)
Earnings (loss) from unconsolidated entities (8)	4,272	(326)	—	1,033	—	4,979
Sales of properties (9)	—	—	39,150	3,237	—	42,387
Distributable Earnings (Loss)	$584,017	$66,907	$87,056	$74,302	$(304,012)	$508,270
Distributable Earnings (Loss) per Weighted Average Diluted Share	$1.78	$0.20	$0.26	$0.23	$(0.92)	$1.55
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

Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024
Commercial and Residential Lending Segment
The Commercial and Residential Lending Segment’s Distributable Earnings decreased by $72.0 million, from $584.0 million during the nine months of 2024 to $512.0 million in the nine months of 2025. After making adjustments for the calculation of Distributable Earnings, revenues were $1.0 billion, costs and expenses were $580.4 million, other income was $61.7 million and there was no income tax provision or benefit.
Revenues, consisting principally of interest income on loans, decreased by $195.4 million in the nine months of 2025, primarily due to decreases in interest income from loans of $178.2 million and investment securities of $29.4 million, partially offset by an $8.9 million increase in rental income from foreclosed properties. The decrease in interest income from loans reflects (i) a $171.4 million decrease from commercial loans, reflecting lower average index rates and spreads, additional loans placed on nonaccrual, lower prepayment related income and lower average balances, and (ii) a $6.8 million decrease from residential loans principally due to lower average balances. The decrease in interest income from investment securities was primarily due to lower average commercial investment balances due to repayments.
Costs and expenses decreased by $133.4 million in the nine months of 2025, primarily due to a $134.4 million decrease in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio, reflecting lower average borrowings outstanding due to paydowns from net loan repayments and excess cash balances and the effect of lower average index rates.
Other income decreased by $10.0 million in the nine months of 2025, primarily due to (i) a $29.0 million decrease in realized gains on derivative financial instruments, net of related foreign currency gains (losses) and (ii) a $15.9 million net loss on sale of investments and other assets, partially offset by (iii) a $20.6 million increased gain on extinguishment of debt primarily related to the sale of a foreclosed property in the nine months of 2025, (iv) a $12.2 million decrease in recognized credit losses on RMBS investments and residential loans and (v) a $3.8 million decrease in other loss.
Infrastructure Lending Segment
The Infrastructure Lending Segment’s Distributable Earnings increased by $5.6 million, from $66.9 million during the nine months of 2024 to $72.5 million in the nine months of 2025. After making adjustments for the calculation of Distributable Earnings, revenues were $206.5 million, costs and expenses were $133.1 million and other loss was $0.9 million.
Revenues increased by $8.9 million in the nine months of 2025, primarily due to an $8.6 million increase in interest income from loans, reflecting higher average balances and prepayment related income, partially offset by the effects of lower average index rates and spreads.
Costs and expenses increased by $3.0 million in the nine months of 2025, primarily due to (i) a $4.1 million increase in general, administrative and other expenses and (ii) a $0.4 million increase in interest expense, reflecting higher average borrowings outstanding, partially offset by lower average index rates, partially offset by (ii) the nonrecurrence of a $1.5 million recognized credit loss in the nine months of 2024.
Other loss increased by $0.3 million in the nine months of 2025.
Property Segment
Distributable Earnings by Portfolio (amounts in thousands)

	For the Nine Months Ended September 30,
	2025	2024	Change
Woodstar Fund, net of non-controlling interests	$51,673	$44,239	$7,434
Fundamental	10,164	—	10,164
Master Lease Portfolio	—	40,714	(40,714)
Medical Office Portfolio	5,272	6,119	(847)
D.C. Multifamily Conversion	(2,308)	—	(2,308)
Other/Corporate	(3,449)	(4,016)	567
Distributable Earnings	$61,352	$87,056	$(25,704)

The Property Segment’s Distributable Earnings decreased by $25.7 million, from $87.1 million during the nine months of 2024 to $61.4 million in the nine months of 2025. After making adjustments for the calculation of Distributable Earnings, revenues were $80.1 million, costs and expenses were $68.4 million, other income was $61.6 million and the deduction of income attributable to non-controlling interests in the Woodstar Fund was $11.9 million.
Revenues increased by $25.4 million in the nine months of 2025, primarily due to the acquisition of Fundamental on July 23, 2025, the effect of which was partially offset by the sale of our Master Lease Portfolio on February 29, 2024.
Costs and expenses increased by $6.6 million in the nine months of 2025, primarily due to (i) the acquisition of Fundamental on July 23, 2025, the effect of which was partially offset by (ii) an $11.4 million decrease in interest expense on variable rate borrowings of the Medical Office Portfolio, reflecting lower refinanced balances and index rates, and (iii) the sale of our Master Lease Portfolio on February 29, 2024.
Other income decreased by $42.6 million in the nine months of 2025, primarily due to the nonrecurrence of a $37.4 million net gain on sale of our Master Lease Portfolio and $14.2 million of realized gains on derivatives which primarily hedged our interest rate risk on borrowings secured by our Medical Office Portfolio, both of which were in the nine months of 2024, partially offset by a $9.0 million increase in distributable income from the Woodstar Fund.
Income attributable to non-controlling interests in the Woodstar Fund increased $1.9 million in the second half of 2025.
Investing and Servicing Segment
The Investing and Servicing Segment’s Distributable Earnings increased by $73.5 million from $74.3 million during the nine months of 2024 to $147.8 million in the nine months of 2025. After making adjustments for the calculation of Distributable Earnings, revenues were $205.6 million, costs and expenses were $99.1 million, other income was $49.0 million, there was no income tax provision or benefit, and the deduction of income attributable to non-controlling interests was $7.7 million.
Revenues increased by $29.8 million in the nine months of 2025, primarily due to a $20.3 million increase in servicing fees principally related to default interest and an $8.7 million increase in interest income from CMBS investments, primarily due to higher interest recoveries. The treatment of CMBS interest income on a GAAP basis is complicated by our application of the ASC 810 consolidation rules. In an attempt to treat these securities similar to our other investment securities, we compute distributable interest income pursuant to an effective yield methodology. In doing so, we segregate the portfolio into various categories based on the components of the bonds’ cash flows and the volatility related to each of these components. We then accrete interest income on an effective yield basis using the components of cash flows that are reliably estimable. Other minor adjustments are made to reflect management’s expectations for other components of the projected cash flow stream.
Costs and expenses decreased by $4.4 million in the nine months of 2025, primarily due to a $4.2 million decrease in interest expense principally related to the financing of conduit loan balances .
Other income increased by $35.1 million in the nine months of 2025, primarily due to (i) a $23.4 million decrease in recognized credit losses on CMBS, (ii) an $8.6 million increase in earnings from unconsolidated entities and (iii) a $7.3 million favorable change in fair value of servicing rights, partially offset by (iv) the nonrecurrence of $4.6 million of gains on sale of an operating property and certain CMBS investments in the nine months of 2024.
Income attributable to non-controlling interests decreased $4.2 million in the nine months of 2025, primarily due to the nonrecurrence of $2.9 million of non-controlling interests in the gain on sale of an operating property in the nine months of 2024.
Corporate
Corporate loss increased by $33.6 million, from $304.0 million during the nine months of 2024 to $337.6 million in the nine months of 2025, primarily due to (i) a $36.1 million increase in interest expense reflecting higher average balances of unsecured senior notes and secured term loans outstanding, partially offset by lower spreads and index rates on the secured term loans, and (ii) a $5.5 million increase in management fees, partially offset by (iii) a $10.3 million lower realized loss on fixed-to-floating interest rate swaps which hedge a portion of our unsecured senior notes.

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
Sources of Liquidity
Our primary sources of liquidity are as follows:
Cash Flows for the Nine Months Ended September 30, 2025 (amounts in thousands)

	GAAP	VIE Adjustments	Excluding Securitization VIEs
Net cash provided by operating activities	$489,102	$—	$489,102
Cash Flows from Investing Activities:
Origination, purchase and funding of loans held-for-investment	(6,069,288)	—	(6,069,288)
Proceeds from principal collections and sale of loans	3,500,561	—	3,500,561
Purchase and funding of investment securities	(29,933)	(61,638)	(91,571)
Proceeds from sales, redemptions and collections of investment securities	308,444	104,338	412,782
Proceeds from sales of real estate	60,480	—	60,480
Proceeds from sale of interest in an unconsolidated entity	69,819	—	69,819
Net cash paid in merger	(878,493)	—	(878,493)
Purchases and additions to properties and other assets	(63,372)	—	(63,372)
Net cash flows from other investments and assets	23,681	(11)	23,670
Net cash used in investing activities	(3,078,101)	42,689	(3,035,412)
Cash Flows from Financing Activities:
Proceeds from borrowings	9,994,652	—	9,994,652
Principal repayments on and repurchases of borrowings	(7,419,083)	(331)	(7,419,414)
Payment of deferred financing costs	(57,326)	—	(57,326)
Net proceeds from issuances of common stock	567,265	—	567,265
Payment of dividends	(490,645)	—	(490,645)
Contributions from non-controlling interests	1,489	—	1,489
Distributions to non-controlling interests	(64,837)	—	(64,837)
Repayment of debt of consolidated VIEs	(61,980)	61,980	—
Distributions of cash from consolidated VIEs	104,338	(104,338)	—
Net cash provided by financing activities	2,573,873	(42,689)	2,531,184
Net decrease in cash, cash equivalents and restricted cash	(15,126)	—	(15,126)
Cash, cash equivalents and restricted cash, beginning of period	553,995	—	553,995
Effect of exchange rate changes on cash	238	—	238
Cash, cash equivalents and restricted cash, end of period	$539,107	$—	$539,107
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

Cash and cash equivalents decreased by $15.1 million during the nine months ended September 30, 2025, reflecting net cash used in investing activities of $3.0 billion, offset by net cash provided by financing activities of $2.5 billion and net cash provided by operating activities of $489.1 million.
Net cash provided by operating activities of $489.1 million during the nine months ended September 30, 2025 related primarily to cash interest income of $1.0 billion from our loans and $118.6 million from our investment securities. Other cash inflows included distributions from our affordable housing fund investments of $221.0 million (including $178.0 million of excess proceeds from mortgage debt refinancing), sales and principal collections, net of originations and purchases of loans held-for-sale of $83.6 million, net rental income of $70.6 million, servicing fees of $69.5 million and receipts from our interest rate derivatives of $21.8 million. Offsetting these cash inflows was cash interest expense of $870.6 million and general and administrative expenses of $236.5 million.

Net cash used in investing activities of $3.0 billion for the nine months ended September 30, 2025 related primarily to the origination and acquisition of loans held-for-investment of $6.1 billion, net cash paid in Fundamental merger of $878.5 million, purchase and funding of investment securities of $91.6 million and purchases and additions to properties and other assets of $63.4 million. Offsetting these cash outflows was proceeds received from principal collections and sale of loans held-for-investment of $3.5 billion and investment securities of $412.8 million, proceeds from the sale of an interest in an unconsolidated entity of $69.8 million and proceeds from the sale of real estate of $60.5 million.
Net cash provided by financing activities of $2.5 billion for the nine months ended September 30, 2025 related primarily to borrowings on our debt, net of repayments and deferred loan costs, of $2.5 billion and proceeds from issuances of common stock of $567.3 million. Offsetting these cash inflows was dividend distributions of $490.6 million.

Our Investment Portfolio
The following is a review of our investment portfolio by segment.
Commercial and Residential Lending Segment
The following table sets forth the amount of each category of investments we owned across various property types within our Commercial and Residential Lending Segment as of September 30, 2025 and December 31, 2024 (dollars in thousands):

	Face Amount	Carrying Value		Asset Specific Financing	Net Investment	Unlevered Return on Asset (6)
September 30, 2025
First mortgages (1)	$15,336,397	$15,282,765		$9,050,754	$6,232,011	7.9%
Subordinated mortgages (2)	32,411	32,803		—	32,803	14.7%
Mezzanine loans (1)	309,648	306,864		—	306,864	11.4%
Other loans	51,688	51,093		—	51,093	9.3%
Loans held-for-sale, fair value option, residential	2,516,397	2,308,388		2,061,331	247,057	4.4%	(5)
RMBS, available-for-sale	174,594	89,474		38,827	50,647	10.3%
RMBS, fair value option	326,274	408,823	(3)	153,569	255,254	17.2%
HTM debt securities (4)	143,728	143,458		36,243	107,215	6.5%
Credit loss allowance	N/A	(440,182)		—	(440,182)
Equity security	2,489	2,166		—	2,166
Investments in unconsolidated entities	N/A	8,514		—	8,514
Properties, net	N/A	764,063		29,751	734,312
	$18,893,626	$18,958,229		$11,370,475	$7,587,754

December 31, 2024
First mortgages (1)	$12,955,038	$12,931,333		$7,371,711	$5,559,622	8.3%
Subordinated mortgages (2)	31,000	31,247		—	31,247	15.4%
Mezzanine loans (1)	324,021	323,041		—	323,041	11.3%
Other loans	46,688	46,255		—	46,255	13.2%
Loans held-for-sale, fair value option, residential	2,694,959	2,394,624		2,125,990	268,634	4.5%	(5)
RMBS, available-for-sale	180,654	93,806		17,248	76,558	10.4%
RMBS, fair value option	326,274	421,122	(3)	154,870	266,252	18.5%
HTM debt securities (4)	405,404	404,081		121,832	282,249	8.9%
Credit loss allowance	N/A	(451,205)		—	(451,205)
Equity security	5,606	5,146		—	5,146
Investments in unconsolidated entities	N/A	26,441		—	26,441
Properties, net	N/A	650,966		87,750	563,216
	$16,969,644	$16,876,857		$9,879,401	$6,997,456
__________________________________________
(1)First mortgages include first mortgage loans and any contiguous mezzanine loan components because as a whole, the expected credit quality of these loans is more similar to that of a first mortgage loan. The application of this methodology resulted in mezzanine loans with carrying values of $1.3 billion and $0.9 billion being classified as first mortgages as of September 30, 2025 and December 31, 2024, respectively.
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
As of September 30, 2025 and December 31, 2024, our Commercial and Residential Lending Segment’s investment portfolio, excluding residential loans, RMBS, properties and other investments, had the following characteristics based on carrying values:

Collateral Property Type	September 30, 2025	December 31, 2024
Multifamily	37.0%	34.5%
Office	19.2%	22.0%
Industrial	16.3%	8.9%
Hotel	9.1%	12.1%
Mixed Use	4.7%	9.6%
Residential	2.6%	1.6%
Retail	2.1%	1.6%
Other	9.0%	9.7%
	100.0%	100.0%

Geographic Location	September 30, 2025	December 31, 2024
U.S. Regions:
South West	19.9%	15.4%
North East	19.9%	18.4%
South East	13.4%	15.8%
West	12.4%	10.5%
Mid Atlantic	5.6%	9.3%
Midwest	2.6%	2.2%
International:
United Kingdom	9.4%	12.8%
Other Europe	9.6%	6.3%
Australia	6.8%	7.3%
Bahamas/Bermuda	0.4%	2.0%
	100.0%	100.0%

Infrastructure Lending Segment
The following table sets forth the amount of each category of investments we owned within our Infrastructure Lending Segment as of September 30, 2025 and December 31, 2024 (dollars in thousands):

	Face Amount	Carrying Value	Asset Specific Financing	Net Investment	Unlevered Return on Asset (1)
September 30, 2025
First priority infrastructure loans and HTM securities	$3,169,008	$3,105,760	$2,333,142	$772,618	8.4%
Credit loss allowance	N/A	(25,381)	—	(25,381)
Investments in unconsolidated entities	N/A	54,356	—	54,356
	$3,169,008	$3,134,735	$2,333,142	$801,593

December 31, 2024
First priority infrastructure loans and HTM securities	$2,631,732	$2,580,775	$1,989,860	$590,915	8.9%
Credit loss allowance	N/A	(21,553)	—	(21,553)
Investments in unconsolidated entities	N/A	54,105	—	54,105
	$2,631,732	$2,613,327	$1,989,860	$623,467
__________________________________________
(1)Calculated using applicable index rates for variable rate investments as of the respective period end and excludes loans for which interest income is not recognized. In addition to cash coupon, unlevered return includes the amortization of deferred purchase discounts.
As of September 30, 2025 and December 31, 2024, our Infrastructure Lending Segment’s investment portfolio had the following characteristics based on carrying values:

Collateral Type	September 30, 2025	December 31, 2024
Power	62.1%	57.1%
Oil & gas - midstream	24.8%	33.5%
Oil & gas - downstream	10.4%	8.5%
Oil & gas - upstream	—%	0.9%
Other	2.7%	—%
	100.0%	100.0%

Geographic Location	September 30, 2025	December 31, 2024
U.S. Regions:
North East	30.9%	31.7%
South West	22.7%	20.5%
Midwest	20.6%	20.1%
West	11.5%	5.8%
South East	10.0%	17.0%
Mid-Atlantic	0.8%	1.4%
Other	1.0%	1.3%
International:
United Kingdom	1.6%	1.9%
Canada	0.7%	—%
Mexico	0.2%	0.3%
	100.0%	100.0%

Property Segment
The following table sets forth the amount of each category of investments held within our Property Segment as of September 30, 2025 and December 31, 2024 (amounts in thousands):

	September 30, 2025	December 31, 2024
Properties, net	$2,505,635	$657,246
Lease intangibles, net	361,517	21,415
Woodstar Fund	1,861,931	2,073,533
	$4,729,083	$2,752,194
The following table sets forth our net investment and other information regarding the Property Segment’s properties and lease intangibles as of September 30, 2025 (dollars in thousands):

	Carrying Value	Asset Specific Financing	Net Investment	Occupancy Rate (1)	Weighted Average Remaining Lease Term
Fundamental	$2,215,960	$1,292,474	$923,486	99.8%	17.1 years
Office—Medical Office Portfolio	789,757	481,502	308,255	88.0%	5.6 years
D.C. Multifamily Conversion	117,050	—	117,050	N/A	N/A
Subtotal—undepreciated carrying value	3,122,767	1,773,976	1,348,791
Accumulated depreciation and amortization	(255,615)	—	(255,615)
Net carrying value	$2,867,152	$1,773,976	$1,093,176
__________________________________________
(1)Occupancy calculated based on number of properties for our single-tenant net lease properties and square footage for multi-tenant net lease properties.
As of September 30, 2025 and December 31, 2024, our Property Segment’s investment portfolio had the following geographic characteristics based on carrying values:

Geographic Location	September 30, 2025	December 31, 2024
U.S. Regions:
South East	59.2%	85.3%
Midwest	13.4%	2.2%
West	8.3%	2.5%
North East	8.3%	4.2%
South West	6.1%	2.9%
Mid-Atlantic	4.5%	2.9%
International:
Canada	0.2%	—%
	100.0%	100.0%

Investing and Servicing Segment
The following table sets forth the amount of each category of investments we owned within our Investing and Servicing Segment as of September 30, 2025 and December 31, 2024 (amounts in thousands):

	Face Amount	Carrying Value		Asset Specific Financing		Net Investment
September 30, 2025
CMBS, fair value option	$2,737,089	$1,197,170	(1)	$440,908	(2)	$756,262
Intangible assets - servicing rights	N/A	63,916	(3)	—		63,916
Lease intangibles, net	N/A	4,734		—		4,734
Loans held-for-sale, fair value option, commercial	253,250	252,767		—		252,767
Investments in unconsolidated entities	N/A	32,964	(4)	—		32,964
Properties, net	N/A	64,785		57,752		7,033
	$2,990,339	$1,616,336		$498,660		$1,117,676
December 31, 2024
CMBS, fair value option	$2,822,153	$1,225,024	(1)	$445,966	(2)	$779,058
Intangible assets - servicing rights	N/A	58,135	(3)	—		58,135
Lease intangibles, net	N/A	5,545		—		5,545
Loans held-for-sale, fair value option, commercial	125,695	121,384		86,753		34,631
Investments in unconsolidated entities	N/A	33,640	(4)	—		33,640
Properties, net	N/A	65,466		58,375		7,091
	$2,947,848	$1,509,194		$591,094		$918,100
______________________________________________

(1)Includes $1.17 billion and $1.20 billion of CMBS eliminated in consolidation against VIE liabilities pursuant to ASC 810 as of September 30, 2025 and December 31, 2024, respectively. Also includes $140.1 million and $148.6 million of non-controlling interests in the consolidated entities which hold certain of these CMBS as of September 30, 2025 and December 31, 2024, respectively.
(2)Includes $26.7 million and $30.3 million of non-controlling interests in the consolidated entities which hold certain debt balances as of September 30, 2025 and December 31, 2024, respectively.
(3)Includes $36.4 million and $35.7 million of servicing rights intangibles eliminated in consolidation against VIE assets pursuant to ASC 810 as of September 30, 2025 and December 31, 2024, respectively.
(4)Includes $14.7 million and $14.8 million of investments in unconsolidated entities eliminated in consolidation against VIE assets pursuant to ASC 810 as of September 30, 2025 and December 31, 2024, respectively.

Secured Borrowings
The following table is a summary of our secured borrowings as of September 30, 2025 (dollars in thousands):

	Current Maturity		Extended Maturity (a)		Weighted Average Coupon		Pledged Asset Carrying Value		Maximum Facility Size		Outstanding Balance		Approved but Undrawn Capacity (b)	Unallocated Financing Amount (c)
Repurchase Agreements:
Commercial Loans	Oct 2025 to May 2031	(d)	Oct 2028 to Dec 2033	(d)	Index + 1.90%	(e)	$11,792,848		$11,638,378	(f)	$7,258,133		$983,942	$3,396,303
Residential Loans	Mar 2026 to Oct 2027		Mar 2026 to Apr 2028		SOFR + 1.65%		2,305,757		3,450,000		2,061,738		4,853	1,383,409
Infrastructure Loans	Sep 2027		Sep 2029		Index + 2.20%		426,353		650,000		326,743		—	323,257
Conduit Loans	Dec 2025 to Jun 2028		Dec 2026 to Jun 2029		SOFR + 2.15%		—		375,000		—		—	375,000
CMBS/RMBS	Dec 2025 to Apr 2032	(g)	Dec 2025 to Oct 2032	(g)	(h)		1,215,230		906,650		645,886	(i)	62,171	198,593
Total Repurchase Agreements							15,740,188		17,020,028		10,292,500		1,050,966	5,676,562
Other Secured Financing:
Borrowing Base Facility	Oct 2027		Oct 2029		SOFR + 2.00%		267,632		1,250,000	(j)	8,000		194,968	1,047,032
Commercial Financing Facilities	Jan 2026 to Apr 2030		Jan 2027 to Dec 2033		Index + 1.97%		687,866		977,423	(k)	477,187		—	500,236
Infrastructure Financing Facilities	Oct 2025 to Aug 2028		Oct 2027 to Jul 2033		SOFR + 1.87%		997,100		1,175,000		773,710		65,877	335,413
Property Financing	Dec 2025 to Dec 2026		Dec 2025 to May 2029		(l)		1,304,254		1,130,240		942,397		—	187,843
Term Loans and Revolver	Nov 2027 to Sep 2032		N/A		SOFR + 2.00%		N/A	(m)	2,475,879		2,275,879		200,000	—
STWD 2022-FL3 CLO	Nov 2038		N/A		SOFR + 1.75%		757,236		594,709		594,709		—	—
STWD 2021-HTS SASB	Apr 2034		N/A		SOFR + 3.26%		144,227		123,615		123,615		—	—
STWD 2021-FL2 CLO	Apr 2038		N/A		SOFR + 1.76%		916,701		693,802		693,802		—	—
Starwood 2025-SIF5 CLO	Apr 2037		N/A		SOFR + 1.73%		518,977		413,500		413,500		—	—
Starwood 2024-SIF4 CLO	Oct 2036		N/A		SOFR + 1.93%		612,678		496,200		496,200		—	—
STWD 2024-SIF3 CLO	Apr 2036		N/A		SOFR + 2.18%		408,666		330,000		330,000		—	—
ABS Master Series	Mar 2028 to Oct 2029		Mar 2053 to Oct 2054		5.94%	(n)	1,443,462		877,942		877,942		—	—
Total Other Secured Financing							8,058,799		10,538,310		8,006,941		460,845	2,070,524
							$23,798,987		$27,558,338		$18,299,441		$1,511,811	$7,747,086
Unamortized net discount											(20,671)
Unamortized deferred financing costs											(93,064)
											$18,185,706
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
(e)Certain facilities with an outstanding balance of $2.5 billion as of September 30, 2025 are indexed to EURIBOR, BBSY, SARON and SONIA. The remainder are indexed to SOFR.
(f)Certain facilities with an aggregate initial maximum facility size of $11.2 billion may be increased to $11.6 billion, subject to certain conditions. The $11.6 billion amount includes such upsizes.
(g)Certain facilities with an outstanding balance of $229.4 million as of September 30, 2025 carry a rolling 12-month term which may reset quarterly with the lender’s consent. These facilities carry no maximum facility size.
(h)A facility with an outstanding balance of $320.8 million as of September 30, 2025 has a weighted average fixed annual interest rate of 3.96%. All other facilities are variable rate with a weighted average rate of SOFR + 1.83%.
(i)Includes: (i) $320.8 million outstanding on a repurchase facility that is not subject to margin calls; and (ii) $26.7 million outstanding on one of our repurchase facilities that represents the 49% pro rata share owed by a non-controlling partner in a consolidated joint venture (see Note 15 to the Condensed Consolidated Financial Statements).

(j)The maximum facility size as of September 30, 2025 of $615.0 million may be increased to $1.3 billion, subject to certain conditions. The $1.3 billion amount includes such upsize.
(k)Certain facilities with an aggregate initial maximum facility size of $877.4 million may be increased to $977.4 million, subject to certain conditions. The $977.4 million amount includes such upsizes.
(l)Certain facilities with an outstanding balance of $20.0 million as of September 30, 2025 have a weighted average fixed annual interest rate of 4.51%. All other facilities are variable rate with a weighted average rate of SOFR + 2.51%. Of the total balance, $414.6 million relates to Fundamental.
(m)These facilities are secured by the equity interests in certain of our subsidiaries which totaled $8.0 billion as of September 30, 2025.
(n)Includes: (i) $240.5 million outstanding under ABS Series 2024-1 with a weighted average fixed rate of 5.03%; (ii) $313.4 million outstanding under ABS Series 2023-2 with a weighted average fixed rate of 5.89% and (iii) $324.1 million outstanding under ABS Series 2023-1 with a weighted average fixed rate of 6.65%.
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

Quarter Ended	Quarter-End Balance	Weighted-Average Balance During Quarter	Variance
December 31, 2024	14,440,425	14,767,193	(326,768)
March 31, 2025	15,701,971	14,882,903	819,068	(a)
June 30, 2025	16,416,814	16,037,485	379,329
September 30, 2025	18,299,441	17,404,418	895,023	(b)
__________________________________________________
(a)Variance primarily due to secured debt advances utilized to fund new commercial loan originations at quarter end.
(b)Variance primarily due to debt assumed and drawn in connection with the Fundamental acquisition as well as issuance of corporate term loan at quarter end.
Borrowings under Unsecured Senior Notes
During the three months ended September 30, 2025 and 2024, the weighted average effective borrowing rate on our unsecured senior notes was 6.3% and 5.6%, respectively. During the nine months ended September 30, 2025 and 2024, the weighted average effective borrowing rate on our unsecured senior notes was 6.2% and 5.4%, respectively. The effective borrowing rate includes the effects of underwriter purchase discount.
Refer to Note 11 to the Condensed Consolidated Financial Statements for further disclosure regarding the terms of our unsecured senior notes.

Scheduled Principal Repayments on Investments and Overhang on Financing Facilities
The following scheduled and/or projected principal repayments on our investments were based on amounts outstanding and extended contractual maturities of those investments as of September 30, 2025. The projected and/or required repayments of financing were based on the earlier of (i) the extended contractual maturity of each credit facility or (ii) the extended contractual maturity of each of the investments that have been pledged as collateral under the respective credit facility (amounts in thousands):

	Scheduled Principal Repayments on Loans and HTM Securities	Scheduled/Projected Principal Repayments on RMBS and CMBS	Projected/Required Repayments of Financing	Scheduled Principal Inflows Net of Financing Outflows
Fourth Quarter 2025	$933,292	$56,581	$(550,606)	$439,267
First Quarter 2026	432,554	8,052	(389,948)	50,658
Second Quarter 2026	868,218	63,286	(552,259)	379,245
Third Quarter 2026	813,768	30,630	(1,801,728)	(957,330)	(1)
Total	$3,047,832	$158,549	$(3,294,541)	$(88,160)
______________________________________________________________________________________________________________________

(1)Shortfall primarily relates to (i) $521.8 million of repayments under a Residential Loans repurchase facility which we have historically extended and intend to extend with lender's consent and (ii) $400.0 million of our unsecured senior notes that mature in July 2026 that we intend to repay with funds generated in the normal course of business.
In the normal course of business, the Company is in discussions with its lenders to extend, amend or replace any financing facilities which contain near term expirations.
Issuances of Equity Securities
We may raise funds through capital market transactions by issuing capital stock. There can be no assurance, however, that we will be able to access the capital markets at any particular time or on any particular terms. We have authorized 100,000,000 shares of preferred stock and 500,000,000 shares of common stock. At September 30, 2025, we had 100,000,000 shares of preferred stock available for issuance and 129,683,551 shares of common stock available for issuance.
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

Contractual Obligations and Commitments
Our material contractual obligations and commitments as of September 30, 2025 are as follows (amounts in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Secured financings (a)	$14,769,673	$936,827	$3,019,678	$6,448,790	$4,364,378
Securitized financing (b)	3,529,768	963,463	769,319	545,378	1,251,608
Unsecured senior notes	3,280,750	400,000	880,750	1,500,000	500,000
Future funding commitments:
Commercial Lending (c)	1,474,096	913,775	538,741	21,580	—
Infrastructure Lending (d)	449,415	368,553	80,862	—	—
Property Segment (e)	53,277	43,079	10,198	—	—
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

(c)Excludes $199.7 million of loan funding commitments in which management projects the Company will not be obligated to fund in the future due to repayments made by the borrower earlier than, or in excess of, expectations.

(d)Represents contractual commitments of $231.0 million under revolvers and letters of credit, $167.9 million under delayed draw term loans and $50.5 million of outstanding infrastructure loan purchase commitments.

(e)Represents future construction funding commitments in our Property Segment related to development projects which have estimated rental revenue commencement dates between October 2025 and August 2027.
The table above does not include interest payable, amounts due under our management agreement, amounts due under our derivative agreements or amounts due under guarantees as those contracts do not have fixed and determinable payments.
Our secured financings and the CLO and SASB portions of our securitized financing consist primarily of matched-term funding for our loans and investment securities and long-term mortgages on our owned properties. Repayments of such facilities are generally made from proceeds from maturities, prepayments or sales of such investments and operating cash flows from owned properties. In the normal course of business, we are in discussions with our lenders to extend, amend or replace any financing facilities which contain near term expirations. The ABS securitized financing of Fundamental’s properties is expected to be refinanced with similar ABS financing at or prior to its respective maturity.
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
We seek to further manage credit risk associated with our Investing and Servicing Segment loans held-for-sale through the purchase of credit instruments. The following table presents our credit instruments as of September 30, 2025 and December 31, 2024 (dollars in thousands):

	Face Value of Loans Held-for-Sale	Aggregate Notional Value of Credit Instruments	Number of Credit Instruments
September 30, 2025	$253,250	$70,000	1
December 31, 2024	$125,695	$64,000	4
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

The following table presents financial instruments where we have utilized interest rate derivatives to hedge interest rate risk and the related interest rate derivatives as of September 30, 2025 and December 31, 2024 (dollars in thousands); however, consistent with Note 13 to the Condensed Consolidated Financial Statements, the notional value and number of interest rate derivatives excludes the residential lending reverse swap trades and forward starting swaps as well as certain other interest rate swaps that were not effective as of September 30, 2025 and December 31, 2024:

	Face Value of Hedged Instruments	Aggregate Notional Value of Interest Rate Derivatives	Number of Interest Rate Derivatives
Instrument hedged as of September 30, 2025
Loans held-for-sale	$2,769,647	$2,370,700	36
RMBS, available-for-sale	174,594	40,000	1
CMBS, fair value option	105,256	57,380	2
HTM debt securities	7,315	5,520	1
Secured financing agreements	922,347	887,650	4
Unsecured senior notes	2,500,000	2,500,000	5
	$6,479,159	$5,861,250	49
Instrument hedged as of December 31, 2024
Loans held-for-sale	$2,820,654	$3,573,200	47
RMBS, available-for-sale	180,654	40,000	1
CMBS, fair value option	76,641	38,380	1
HTM debt securities	7,955	7,358	1
Secured financing agreements	507,895	531,746	4
Unsecured senior notes	2,250,000	2,235,000	5
	$5,843,799	$6,425,684	59
The table below summarizes the estimated annual change in net investment income for our variable rate investments and our variable rate debt assuming increases or decreases in SOFR or other applicable index rates and adjusted for the effects of our interest rate hedging activities (amounts in thousands). However, this table excludes: (i) our floating rate residential loan debt along with its related hedges (see Note 13); (ii) certain other interest rate swaps that were not effective as of September 30, 2025 (see Note 13); and (iii) nonaccrual loans (see Note 4).

Income (Expense) Subject to Interest Rate Sensitivity	Variable rate investments and indebtedness (1)	1.00% Decrease	0.50% Decrease	0.25% Increase
Investment income from variable rate investments	$17,850,356	$(164,026)	$(85,447)	$43,472
Interest expense from variable rate debt, net of interest rate derivatives	(16,451,515)	168,975	84,485	(42,361)
Net investment income from variable rate instruments	$1,398,841	$4,949	$(962)	$1,111
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

The following table represents our assets and liabilities that are denominated in Pounds Sterling (“GBP”), Euros (“EUR”), Australian dollars (“AUD”), Swiss Francs (“CHF”) and Swedish Kronas (“SEK”) as well as our expected future net interest receipts (amounts in thousands):

	September 30, 2025
	GBP	EUR	AUD		CHF		SEK
Foreign currency assets	£1,191,583	€1,140,244	A$	1,643,014	Fr.	65,688	kr	533,964
Foreign currency liabilities	(837,600)	(845,945)	(1,141,239)		(48,816)		(403,561)
Foreign currency contracts - notional, net	(401,377)	(347,292)	(733,716)		(17,635)		(172,019)
Subtotal (1)	£(47,394)	€(52,993)	A$	(231,941)	Fr.	(763)	kr	(41,616)
______________________________________________________________________________________________________________________

(1)     Primarily relates to expected net interest cash flows on the respective assets and liabilities over their term.

Substantially all of our net asset exposure to the GBP, EUR, AUD, CHF and SEK has been hedged with foreign currency forward contracts as of September 30, 2025, as indicated in the table above. Refer to Note 13 to the Condensed Consolidated Financial Statements for further detail regarding our foreign currency derivatives and their contractual maturities.
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
Changes in Internal Control Over Financial Reporting. No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.    Legal Proceedings.
Currently, no material legal proceedings are pending or, to our knowledge, threatened or contemplated against us, that could have a material adverse effect on our business, financial position or results of operations.
Item 1A. Risk Factors.
There have been no material changes to the risk factors previously disclosed in our Form 10‑K, which include risk factors related to investing in net lease assets and risks of investment in real properties, except as discussed below.
We may not realize all of the benefits that we anticipate and underwrote in connection with the acquisition of Fundamental Income Properties, LLC or such benefits may take longer to realize than expected.

The success of our acquisition of Fundamental Income Properties, LLC (“Fundamental”) by way of merger will depend, in part, on our ability to realize the anticipated benefits from successfully integrating the business of Fundamental with ours. The combination of this business with ours may be a complex, costly and time consuming process, and we may be required to devote significant management attention and resources to integrating the business with ours. The integration process may disrupt our business and, if implemented ineffectively, could preclude us from realizing all of the potential benefits we expect to realize with respect to the acquisition. Our failure to meet the challenges involved in the integration could cause an interruption of, or a loss of momentum in, our business and could harm our results of operations. In addition, the integration may result in material unanticipated problems, expenses, liabilities, loss of business relationships and diversion of management’s attention, and may cause our stock price to decline. The difficulties of integrating Fundamental with our operations include, among others:

•the potential diversion of management focus and resources from other strategic opportunities and from operational matters and potential disruption associated with the acquisition;
•maintaining employee morale and retaining key management and other employees;
•integrating two business cultures;
•the possibility of faulty assumptions underlying expectations regarding the integration process;
•consolidating corporate and administrative infrastructures and eliminating duplicative operations;
•coordinating geographically separate organizations;
•unanticipated issues in integrating information technology, communications and other systems; and
•managing tax costs or inefficiencies associated with the integration process.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
There were no unregistered sales of securities or issuer purchases of equity securities during the three months ended September 30, 2025.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits.
(a)Index to Exhibits
INDEX TO EXHIBITS

Exhibit No.	Description

2.1	Agreement and Plan of Merger by and among Fundamental Income Properties, LLC, Twelve Merger Sub, LLC, Starwood Property Trust, Inc., and BSREP III FIP Member LLC, dated as of July 16, 2025

4.1
Indenture, dated as of October 6, 2025, between Starwood Property Trust, Inc. and The Bank of New York Mellon, as trustee (including the form of Starwood Property Trust, Inc.’s 5.250% Senior Notes due 2028) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed October 7, 2025)

4.2
Indenture, dated as of October 14, 2025, between Starwood Property Trust, Inc. and The Bank of New York Mellon, as trustee (including the form of Starwood Property Trust, Inc.’s 5.750% Senior Notes due 2031) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed October 14, 2025)

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

STARWOOD PROPERTY TRUST, INC.

Date: November 10, 2025	By:	/s/ BARRY S. STERNLICHT
Barry S. Sternlicht Chief Executive Officer Principal Executive Officer

Date: November 10, 2025	By:	/s/ RINA PANIRY
Rina Paniry Chief Financial Officer, Treasurer, Chief Accounting Officer and Principal Financial Officer