Form 10-K
period 2025-12-31
STARWOOD PROPERTY TRUST, INC.
filed 2026-02-25
CIK 1465128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Emerging growth company ☐
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2025, the aggregate market value of the voting stock held by non-affiliates was $6.4 billion based on the reported last sale price of our common stock on June 30, 2025. Shares of our common stock held by affiliates, which includes officers and directors of the registrant, have been excluded from this calculation. This calculation does not reflect a determination that persons are affiliates for any other purposes.
The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of February 20, 2026 was 370,581,767.
DOCUMENTS INCORPORATED BY REFERENCE
Documents Incorporated By Reference: The information required by Part III of this Form 10-K, to the extent not set forth herein or by amendment, is incorporated by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or prior to April 30, 2026.

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

Summary Risk Factors
We are subject to a number of risks that, if realized, could have a material adverse effect on our business, financial condition, results of operations, liquidity, the market price of our common stock and our ability to make distributions to our stockholders. Some of our more significant challenges and risks include, but are not limited to, the following, which are described in greater detail below:
•We are dependent on Starwood Capital Group Global, L.P. (“Starwood Capital Group”), including its affiliate, SPT Management, LLC (our “Manager”) and their key personnel, who provide services to us through a management agreement, and we may not find a suitable replacement for our Manager and Starwood Capital Group if the management agreement is terminated, or for these key personnel if they leave Starwood Capital Group or otherwise become unavailable to us.
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
•We invest in commercial properties subject to net leases, which could subject us to losses.
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

PART I
Item 1. Business.
The following description of our business should be read in conjunction with the information included elsewhere in this Form 10‑K for the year ended December 31, 2025. This discussion contains forward‑looking statements that involve risks and uncertainties. Actual results could differ significantly from the results discussed in the forward‑looking statements due to the factors set forth in “Risk Factors” and elsewhere in this Form 10‑K. References in this Form 10‑K to “we,” “our,” “us,” or the “Company” refer to Starwood Property Trust, Inc. and its subsidiaries.
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

We have four reportable business segments as of December 31, 2025 and we refer to the investments within these segments as our target assets:
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
On July 23, 2025, we acquired Fundamental Income Properties, LLC (“Fundamental”), which was completed by way of merger, for approximately $2.2 billion inclusive of $1.3 billion of indebtedness assumed. At acquisition, Fundamental owned 468 properties, spanning 12.3 million square feet across 44 states, 59 industries and 90 tenants. The properties, which consist of retail, industrial and service facilities, are leased under 103 individual and master net operating lease agreements with a 17.1 year weighted-average lease base term. Fundamental is aggregated within our Property Segment.
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
•utilizing the skills, expertise, and contacts developed by our Manager over the past 34 years as one of the premier global real estate investment managers to: (i) correctly anticipate trends and identify attractive risk-adjusted investment opportunities in U.S., European and Australian real estate markets; and (ii) expand and diversify our presence in various asset classes, including:
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

•utilizing the skills and expertise we acquired through our 2018 acquisition of the Infrastructure Lending Segment to expand our originations and acquisitions of infrastructure debt investments; and

•utilizing the skills and expertise we acquired through our 2025 acquisition of Fundamental to expand our investments in triple net lease properties.

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
•no investment shall be made that would cause us or any of our subsidiaries to be required to be registered as an investment company under the 1940 Act; and
•not more than 25% of our equity will be invested in any individual asset without the consent of a majority of our independent directors.
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

•loan sales, syndications, securitizations and/or CLO and ABS transactions; and

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
•Infrastructure loans: senior secured project finance loans and senior secured project finance investment securities secured by power generation facilities and midstream, downstream and upstream oil and gas assets; and
•Net leases: commercial properties subject to net leases (including triple net leases), which leases typically have longer terms than gross leases, require tenants to pay substantially all of the operating costs associated with the properties and often have contractually specified rent increases throughout their terms.
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
Commercial and Residential Lending Segment
The following table sets forth the amount of each category of investments we owned across various property types within our Commercial and Residential Lending Segment as of December 31, 2025 and 2024 (dollars in thousands):

	Face Amount	Carrying Value		Asset Specific Financing	Net Investment	Unlevered Return on Asset (6)
December 31, 2025
First mortgages (1)	$16,148,916	$16,086,585		$8,640,667	$7,445,918	7.4%
Subordinated mortgages (2)	15,290	15,683		—	15,683	13.4%
Mezzanine loans (1)	313,619	311,175		—	311,175	11.5%
Other loans	51,688	51,255		—	51,255	9.1%
Loans held-for-sale, fair value option, residential	2,455,552	2,278,067		1,929,086	348,981	4.4%	(5)
RMBS, available-for-sale	172,554	88,283		55,467	32,816	10.4%
RMBS, fair value option	326,274	404,688	(3)	152,312	252,376	17.7%
HTM debt securities (4)	176,067	175,473		54,202	121,271	6.1%
Credit loss allowance	N/A	(453,544)		—	(453,544)
Equity security	722	628		—	628
Investments in unconsolidated entities	N/A	8,514		—	8,514
Properties, net	N/A	732,714		29,751	702,963
	$19,660,682	$19,699,521		$10,861,485	$8,838,036

December 31, 2024
First mortgages (1)	$12,955,038	$12,931,333		$7,371,711	$5,559,622	8.3%
Subordinated mortgages (2)	31,000	31,247		—	31,247	15.4%
Mezzanine loans (1)	324,021	323,041		—	323,041	11.3%
Other loans	46,688	46,255		—	46,255	13.2%
Loans held-for-sale, fair value option, residential	2,694,959	2,394,624		2,125,990	268,634	4.5%	(5)
RMBS, available-for-sale	180,654	93,806		17,248	76,558	10.4%
RMBS, fair value option	326,274	421,122	(3)	154,870	266,252	18.5%
HTM debt securities (4)	405,404	404,081		121,832	282,249	8.9%
Credit loss allowance	N/A	(451,205)		—	(451,205)
Equity security	5,606	5,146		—	5,146
Investments in unconsolidated entities	N/A	26,441		—	26,441
Properties, net	N/A	650,966		87,750	563,216
	$16,969,644	$16,876,857		$9,879,401	$6,997,456
__________________________________________
(1)First mortgages include first mortgage loans and any contiguous mezzanine loan components because as a whole, the expected credit quality of these loans is more similar to that of a first mortgage loan. The application of this methodology resulted in mezzanine loans with carrying values of $1.3 billion and $0.9 billion being classified as first mortgages as of December 31, 2025 and 2024, respectively.
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
As of December 31, 2025 and 2024, our Commercial and Residential Lending Segment’s investment portfolio, excluding residential loans, RMBS, properties and other investments, had the following characteristics based on carrying values:

Collateral Property Type	December 31, 2025	December 31, 2024
Multifamily	39.3%	36.1%
Office	18.1%	22.0%
Industrial	14.8%	8.2%
Hotel	8.2%	12.1%
Mixed Use	4.9%	9.6%
Data Center	3.8%	0.7%
Retail	2.0%	1.6%
Other	8.9%	9.7%
	100.0%	100.0%

Geographic Location	December 31, 2025	December 31, 2024
U.S. Regions:
South West	19.0%	15.4%
North East	18.9%	18.4%
South East	12.7%	15.8%
West	12.4%	10.5%
Mid Atlantic	6.4%	9.3%
Midwest	3.2%	2.2%
International:
United Kingdom	9.3%	12.8%
Other Europe	11.1%	6.3%
Australia	6.5%	7.3%
Bahamas/Bermuda	0.5%	2.0%
	100.0%	100.0%

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
As of December 31, 2025, commercial loans held‑for‑investment and HTM securities had a weighted‑average expected maturity of 2.7 years, calculated assuming all extension options are exercised by the borrower, although our loans may be repaid prior to such date.

Infrastructure Lending Segment

The following table sets forth the amount of each category of investments we owned within our Infrastructure Lending Segment as of December 31, 2025 and 2024 (dollars in thousands):

	Face Amount	Carrying Value	Asset Specific Financing	Net Investment	Unlevered Return on Asset (1)
December 31, 2025
First priority infrastructure loans and HTM securities	$2,942,115	$2,880,319	$2,365,478	$514,841	8.1%
Credit loss allowance	N/A	(24,667)	—	(24,667)
Investments in unconsolidated entities	N/A	57,997	—	57,997
	$2,942,115	$2,913,649	$2,365,478	$548,171

December 31, 2024
First priority infrastructure loans and HTM securities	$2,631,732	$2,580,775	$1,989,860	$590,915	8.9%
Credit loss allowance	N/A	(21,553)	—	(21,553)
Investments in unconsolidated entities	N/A	54,105	—	54,105
	$2,631,732	$2,613,327	$1,989,860	$623,467
__________________________________________
(1)Calculated using applicable index rates for variable rate investments as of the respective period end and excludes loans for which interest income is not recognized. In addition to cash coupon, unlevered return includes the amortization of deferred purchase discounts.

As of December 31, 2025 and 2024, our Infrastructure Lending Segment’s investment portfolio had the following characteristics based on carrying values:

Collateral Type	December 31, 2025	December 31, 2024
Power	56.9%	57.1%
Oil & gas - midstream	27.5%	33.5%
Oil & gas - downstream	12.6%	8.5%
Oil & gas - upstream	—%	0.9%
Other	3.0%	—%
	100.0%	100.0%

Geographic Location	December 31, 2025	December 31, 2024
U.S. Regions:
North East	27.2%	31.7%
South West	25.2%	20.5%
Midwest	21.7%	20.1%
West	12.4%	5.8%
South East	10.3%	17.0%
Mid-Atlantic	1.1%	1.4%
Other	1.1%	1.3%
International:
Canada	0.8%	—%
Mexico	0.2%	0.3%
United Kingdom	—%	1.9%
	100.0%	100.0%

As of December 31, 2025, the Infrastructure Lending Segment’s first priority infrastructure loans and HTM securities had a weighted‑average contractual maturity of 5.1 years.

Property Segment

The following table sets forth the amount of each category of investments held within our Property Segment as of December 31, 2025 and 2024 (amounts in thousands):

	December 31, 2025	December 31, 2024
Properties, net	$2,674,276	$657,246
Lease intangibles, net	368,589	21,415
Woodstar Fund	1,727,499	2,073,533
	$4,770,364	$2,752,194

The following table sets forth our net investment and other information regarding the Property Segment’s properties and lease intangibles as of December 31, 2025 (dollars in thousands):

	Carrying Value	Asset Specific Financing	Net Investment	Occupancy Rate (1)	Weighted Average Remaining Lease Term
Fundamental	$2,413,702	$1,376,492	$1,037,210	99.8%	17.3 years
Office—Medical Office Portfolio	793,105	482,092	311,013	88.1%	5.6 years
D.C. Multifamily Conversion	118,586	—	118,586	N/A	N/A
Subtotal—undepreciated carrying value	3,325,393	1,858,584	1,466,809
Accumulated depreciation and amortization	(282,528)	—	(282,528)
Net carrying value	$3,042,865	$1,858,584	$1,184,281
__________________________________________
(1)Occupancy calculated based on number of properties for our single-tenant net lease properties and square footage for multi-tenant net lease properties.

See Notes 7 and 8 to the Consolidated Financial Statements for a description of the above-referenced Property Segment Portfolios and Woodstar Fund.

As of December 31, 2025 and 2024, our Property Segment’s investment portfolio had the following geographic characteristics based on carrying values:

Geographic Location	December 31, 2025	December 31, 2024
U.S. Regions:
South East	57.9%	85.3%
Midwest	14.3%	2.2%
North East	8.4%	4.2%
West	8.0%	2.5%
South West	6.4%	2.9%
Mid-Atlantic	4.8%	2.9%
International:
Canada	0.2%	—%
	100.0%	100.0%

Refer to Schedule III included in Item 8 of this Form 10‑K for a detailed listing of the properties held by the Company, including their respective geographic locations.

Investing and Servicing Segment
The following table sets forth the amount of each category of investments we owned within our Investing and Servicing Segment as of December 31, 2025 and 2024 (amounts in thousands):

	Face Amount	Carrying Value		Asset Specific Financing		Net Investment
December 31, 2025
CMBS, fair value option	$2,871,255	$1,284,863	(1)	$480,378	(2)	$804,485
Intangible assets - servicing rights	N/A	65,533	(3)	—		65,533
Lease intangibles, net	N/A	3,691		—		3,691
Loans held-for-sale, fair value option, commercial	47,300	45,476		—		45,476
Investments in unconsolidated entities	N/A	33,203	(4)	—		33,203
Properties, net	N/A	41,662		37,519		4,143
	$2,918,555	$1,474,428		$517,897		$956,531
December 31, 2024
CMBS, fair value option	$2,822,153	$1,225,024	(1)	$445,966	(2)	$779,058
Intangible assets - servicing rights	N/A	58,135	(3)	—		58,135
Lease intangibles, net	N/A	5,545		—		5,545
Loans held-for-sale, fair value option, commercial	125,695	121,384		86,753		34,631
Investments in unconsolidated entities	N/A	33,640	(4)	—		33,640
Properties, net	N/A	65,466		58,375		7,091
	$2,947,848	$1,509,194		$591,094		$918,100
______________________________________________
(1)Includes $1.25 billion and $1.20 billion of CMBS eliminated in consolidation against VIE liabilities pursuant to ASC 810 as of December 31, 2025 and 2024, respectively. Also includes $146.5 million and $148.6 million of non-controlling interests in the consolidated entities which hold certain of these CMBS as of December 31, 2025 and 2024, respectively.
(2)Includes $25.8 million and $30.3 million of non-controlling interests in the consolidated entities which hold certain debt balances as of December 31, 2025 and 2024, respectively.
(3)Includes $37.3 million and $35.7 million of servicing rights intangibles eliminated in consolidation against VIE assets pursuant to ASC 810 as of December 31, 2025 and 2024, respectively.
(4)Includes $15.0 million and $14.8 million of investments in unconsolidated entities eliminated in consolidation against VIE assets pursuant to ASC 810 as of December 31, 2025 and 2024, respectively.
As of December 31, 2025, the Investing and Servicing Segment’s CMBS had a weighted-average expected maturity of 5.2 years.

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
Our Manager draws upon the experience and expertise of Starwood Capital Group’s team of professionals and support personnel operating in 19 cities across ten countries. Our Manager also benefits from Starwood Capital Group’s dedicated asset management group operating in offices located in the U.S. and abroad. We also benefit from Starwood Capital Group’s portfolio management, finance and administration functions, which address legal, compliance, investor relations and operational matters, asset valuation, risk management and information technologies in connection with the performance of our Manager’s duties.
Human Capital Resources
As of December 31, 2025, the operating subsidiaries of the Company had 324 full-time employees, the majority of which are real estate professionals located throughout the U.S. The Company strives to be an employer of choice, and is therefore highly focused on creating and maintaining best in class recruitment, retention and compensation programs and a culture designed to encourage performance, integrity and well-being. The Company believes that its competitive compensation, outstanding benefits, training opportunities and stimulating work environment help attract and retain people with exceptional financial and real estate skills.

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
Leverage Policies
Refer to Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Leverage Policies.”
Available Information

Our website address is www.starwoodpropertytrust.com. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports and other filings as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”), and also make available on our website the charters for the Audit, Compensation and Nominating and Corporate Governance Committees of our board of directors and our Code of Business Conduct and Ethics and Code of Ethics for Principal Executive Officer and Senior Financial Officers, as well as our corporate governance guidelines. Copies in print of these documents are available upon request to our Corporate Secretary at the address indicated on the cover of this report. The information on our website is not a part of, nor is it incorporated by reference into, this Form 10-K. Any material we file with or furnish to the SEC is also maintained on the SEC’s website (http://www.sec.gov).
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
We are subject to conflicts of interest arising out of our relationship with Starwood Capital Group, including our Manager. Specifically, Mr. Sternlicht, our Chairman and Chief Executive Officer, two of our other directors and certain of our executive officers are executives of Starwood Capital Group.
Our Manager and executive officers may have conflicts between their duties to us and their duties to, and interests in, Starwood Capital Group and its other investment funds. For example, from time to time, one or more private investment funds sponsored by Starwood Capital Group (collectively, “Starwood Private Real Estate Funds”) may be subject to exclusivity provisions that require all or a portion of investment opportunities related to real estate to be allocated to such Starwood Private Real Estate Funds rather than to us. Subject to the provisions of our co-investment and allocation agreement, there can be no assurance that future Starwood Private Real Estate Funds would not be subject to such exclusivity requirements and, as a result, they may acquire investment opportunities that would not be available to us. Our independent directors do not approve each co-investment made by the Starwood Private Real Estate Funds and us. Pursuant to the exclusivity provisions of the Starwood Private Real Estate Funds, our investment strategy may not include either (i) equity interests in real estate or (ii) “near-to-medium-term loan to own” investments, in each case (of both (i) and (ii)) if such investments are expected, at the time such investment is made, to produce an internal rate of return (“IRR”) within the target return threshold specified in the governing documents of one or more Starwood Private Real Estate Funds. Therefore, our board of directors does not have the flexibility to expand our investment strategy to include equity interests in real estate or “near-term loan to own” investments with such an IRR expectation.
Pursuant to our co-investment and allocation agreement, our Manager, Starwood Capital Group and their respective affiliates (i) may not sponsor or manage any U.S. publicly-traded vehicle that invests primarily in our “target assets” (as defined in our co-investment and allocation agreement) and (ii) may sponsor or manage one or more U.S. publicly-traded investment vehicles that invest generally in real estate assets but not primarily in our “target assets” (a “potential competing vehicle”). Our Manager and Starwood Capital Group have also agreed in our co-investment and allocation agreement that for so long as the management agreement is in effect and our Manager and Starwood Capital Group are under common control, no entity controlled by Starwood Capital Group will sponsor or manage a potential competing vehicle, or any private or foreign “competing vehicle” (a vehicle that invests primarily in our “target assets,” excluding any investment vehicle that invests predominantly in non-U.S. mortgage assets) unless Starwood Capital Group adopts a policy that either (i) provides for the fair and equitable allocation of investment opportunities in our “target assets” (as defined in our co-investment and allocation agreement) among all such vehicles and us or (ii) provides us the right to co-invest with respect to any “target assets” with such vehicles, in each case subject to the suitability of each investment opportunity for the particular vehicle and us and each such vehicle’s and our availability of cash for investment. To the extent that there is overlap between our investment program and that of a Starwood Private Real Estate Fund, a fair and equitable allocation policy may involve a co-investment between us and such Starwood Private Real Estate Fund or a chronological rotation between us and such Starwood Private Real Estate Fund. Although Starwood Capital Group has adopted such an investment allocation policy, Starwood Capital Group has some discretion as to how investment opportunities are allocated. As a result, we may either not be presented with the opportunity to participate in these investments or may be limited in our ability to invest.
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
Our Chairman and Chief Executive Officer, two of our other directors and certain of our executive officers are executives of Starwood Capital Group. Our management agreement with our Manager was negotiated between related parties and its terms, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third party.
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
Our related party transaction policy may not adequately address all of the conflicts of interest that may arise with respect to our investment activities and also may limit the allocation of investments to us.
Our board of directors has adopted a related party transaction policy, which covers transactions that exceed, or are expected to exceed, $120,000 in any fiscal year between us (or any of our consolidated subsidiaries) and any of our directors or director nominees, executive officers, beneficial owners of 5% or more of our common stock, any immediate family members of the foregoing, our Manager or any affiliates controlled by us or Starwood Capital Group. Although under this policy the approval of a majority of the independent disinterested members of our board of directors (the “Reviewing Directors”) is required to approve any such covered transaction, and any such approval requires a determination in good faith by the Reviewing Directors that the transaction is in the best interests of our company and our stockholders, this policy may not be adequate to address all of the conflicts that may arise or may not address such conflicts in a manner that results in the allocation of a particular investment opportunity to us or is otherwise favorable to us. In addition, Starwood Private Real Estate Funds currently, and additional competing vehicles may in the future, participate in some of our investments, possibly at a more senior level in the capital structure of the underlying borrower and related real estate than our investment. Our interests in such investments may also conflict with the interests of these entities in the event of a default or restructuring of the investment. Participating investments will not be the result of arm’s length negotiations and will involve potential conflicts between our interests and those of the other participating entities in obtaining favorable terms. Since certain of our executives are also executives of Starwood Capital Group, the same personnel may determine the price and terms for the investments for both us and these entities and any procedural protections, such as obtaining market prices or other reliable indicators of fair value, may not prevent the consideration we pay for these investments from exceeding their fair value or ensure that we receive terms for a particular investment opportunity that are as favorable as those available from an independent third party.
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
Accounting Standards Codification Topic 326 mandates the use of a current expected credit loss model (“CECL”) for providing credit loss allowances on certain financial assets carried at amortized cost, such as loans held-for-investment and held-to-maturity debt securities, including related future funding commitments and accrued interest receivable. The measurement of expected credit losses is based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. The use of the CECL model has materially affected, and will continue to materially affect, how we determine our credit loss provision and has required us, and could continue to require us, to significantly increase our allowance and recognize provisions for credit losses earlier in the lending cycle. Moreover, the CECL model creates volatility in the level of our credit loss provisions. If we are required to materially increase our future level of credit loss allowances for any reason, such increase could adversely affect our business, results of operations, liquidity and financial condition.
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
In addition, distributions that we make to our stockholders are generally taxable to our stockholders as ordinary income. However, a portion of our distributions may be designated by us as long-term capital gains to the extent that they are attributable to capital gain income recognized by us or may constitute a return of capital to the extent that they exceed our earnings and profits as determined for U.S. federal income tax purposes. A return of capital is not taxable, but has the effect of reducing the basis of a stockholder’s investment in our common stock.

Risks Related to Sources of Financing
Our access to sources of financing may be limited and thus our ability to maximize our returns may be adversely affected.
Our financing sources currently include our bank credit facilities, our repurchase agreements, our CLOs, our SASB, our ABSs, our convertible senior notes, our unsecured senior notes, our mortgage debt on certain investment properties and equity and debt offerings. Subject to market conditions and availability, we may seek additional sources of financing in the form of additional bank credit facilities (including term loans and revolving facilities), repurchase agreements, warehouse facilities, structured financing arrangements, public and private equity and debt issuances and derivative instruments, in addition to transaction or asset-specific funding arrangements.
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
We currently have a significant amount of indebtedness outstanding. As of December 31, 2025, our total consolidated indebtedness was approximately $22.1 billion (excluding accounts payable, accrued expenses, other liabilities, VIE liabilities and unfunded commitments). Our outstanding indebtedness currently includes our bank credit facilities, our repurchase agreements, our CLOs, our SASB, our ABSs, our convertible senior notes, our unsecured senior notes and mortgage debt on certain investment properties. Subject to market conditions and availability, we may incur additional debt through bank credit facilities (including term loans and revolving facilities), repurchase agreements, warehouse facilities, structured financing arrangements, public and private debt issuances and derivative instruments, in addition to transaction or asset-specific funding arrangements. The percentage of leverage we employ varies depending on our available capital, our ability to obtain and access financing arrangements with lenders and the lenders’ and rating agencies’ estimate of the stability of our investment portfolio’s cash flow. Our governing documents contain no limitation on the amount of debt we may incur. We may significantly increase the amount of leverage we utilize at any time without approval of our board of directors. However, our secured debt agreements contain customary affirmative and negative covenants, including financial covenants, that in some cases restrict our total leverage (as defined therein). Moreover, the respective indentures governing our unsecured senior notes contain covenants that, subject to a number of exceptions and adjustments, among other things, limit our ability to incur additional indebtedness and require that we maintain total unencumbered assets (as defined therein) of not less than 120% of the aggregate principal amount of our outstanding unsecured indebtedness (as defined therein). In addition, we may leverage individual assets at substantially higher levels. Incurring substantial debt subjects us to many risks that, if realized, would materially and adversely affect us, including the risk that:
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
If financial institutions with whom we seek to finance our investments require that one or more of our Manager’s executives continue to serve in such capacity and if one or more of those executives are no longer employed by our Manager, it may constitute an event of default and the financial institution providing the arrangement may have acceleration rights with respect to outstanding borrowings and termination rights with respect to our ability to finance our future investments with that institution. If we are unable to obtain financing for our accelerated borrowings and for our future investments under such circumstances, we could be materially and adversely affected.
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
As of December 31, 2025, we had $380.8 million in principal amount of convertible senior notes outstanding. If a fundamental change within the meaning of our outstanding convertible senior notes occurs, holders of those convertible senior notes will have the right to require us to purchase for cash any or all of their notes. The fundamental change purchase price will equal 100% of the principal amount of the convertible senior notes to be purchased, plus accrued and unpaid interest thereon. In addition, upon conversion of the convertible senior notes, unless we elect to settle the conversion entirely in shares of our common stock, we will be required to make cash payments in respect of the convertible senior notes being converted. However, we may not have sufficient funds at the time we are required to purchase the convertible senior notes surrendered therefor or to make cash payments on the notes being converted, and we may not be able to arrange necessary financing on acceptable terms, if at all. If we were unable to raise necessary funding on acceptable terms or at all, our operating results and financial position could be negatively impacted if we were required to repurchase the notes or to pay cash upon conversion.
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
Our results of operations are materially affected by conditions in the real estate markets, the financial markets and the economy generally. Concerns about the real estate market, inflation, energy costs, geopolitical issues, tariff policies and the availability and cost of credit have contributed to increased volatility and diminished expectations for the economy and markets going forward, any of which could adversely affect our business and financial results.
The residential mortgage market has been affected by changes in the lending landscape, and there is no assurance that these conditions have stabilized or that they will not worsen. The disruption in the residential mortgage market has an impact on new demand for homes, which weigh on future home price performance. There is a strong inverse correlation between home price growth rates and mortgage loan delinquencies. In addition, the office sector continues to be adversely affected by a decrease in demand, as discussed below, and the retail sector continues to be adversely affected by the continued growth in e-commerce. Deterioration in the real estate market may cause us to experience losses related to our assets and to sell assets at a loss. Declines in the market values of our investments may adversely affect our results of operations and credit availability, which may reduce earnings and, in turn, cash available for distribution to our stockholders.
We have been and may continue to be adversely affected by trends in the office sector.
Remote and hybrid working arrangements, flexible work schedules, open workplaces, videoconferencing, and teleconferencing have continued to be more common, and have enabled, and may continue to enable, businesses to reduce their office space requirements. There is also an increasing trend among some businesses to utilize shared office spaces, including co-working environments. These trends have contributed to decreased overall demand for office space and, in turn, have placed downward pressure on occupancy, rental rates and property valuations, each of which has and may continue to adversely affect the value of investments secured by office properties, which could have an adverse effect on our business, results of operations, liquidity and financial condition.
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
• a reduction in demand for commercial or multifamily properties;

•    declines in regional or local real estate values;
•    declines in regional or local rental or occupancy rates;
•    increases in interest rates, real estate tax rates and other operating expenses;
•    costs of remediation and liabilities associated with environmental conditions;
•    the potential for uninsured or underinsured property losses;
•    changes in governmental laws and regulations, including fiscal and trade policies, zoning ordinances and environmental legislation and the related costs of compliance; and
•    acts of God, terrorist attacks, pandemics, epidemics or other public health emergencies, natural disasters, global climate change, social unrest and civil disturbances.
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
•    changes in governmental laws and regulations, including fiscal and trade policies, zoning ordinances and environmental legislation and the related costs of compliance;
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
We invest in commercial properties subject to net leases, including as a result of our acquisition of Fundamental in July 2025. Typically, net leases require the tenants to pay substantially all of the operating costs associated with the properties. As a result, the value of, and income from, investments in commercial properties subject to net leases depend, in part, upon the ability of the applicable tenant to meet its obligations to maintain the property under the terms of the net lease. If a tenant fails or becomes unable to so maintain a property, we will be subject to all risks associated with owning the underlying real estate. Under many net leases, however, the owner of the property retains certain obligations with respect to the property, including, among other things, the responsibility for maintenance and repair of the property, to provide adequate parking, maintenance of common areas and compliance with other affirmative covenants in the lease. If we were to fail to meet any such obligations, the applicable tenant could abate rent or terminate the applicable lease, which could result in a loss of our capital invested in, and anticipated profits from, the property.
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
•a reduction in demand for commercial or multifamily properties;

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
Most of the assets in our Investing and Servicing Segment are held through a TRS, which is subject to entity level taxes on income that it earns. Taxes on income from such assets have materially increased the taxes paid by our TRSs.
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
Certain provisions of the Maryland General Corporation Law (the “MGCL”) that are applicable to Maryland corporations, such as the Company, may have the effect of deterring a third party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then-prevailing market price of our common stock. We are subject to the “business combination” provisions of the MGCL that, subject to limitations, prohibit certain business combinations (including a merger, consolidation, share exchange or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities) between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of our then outstanding voting capital stock or an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of our then outstanding voting capital stock) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder. After the five-year prohibition, any business combination between us and an interested stockholder generally must be recommended by our board of directors and approved by the affirmative vote of at least (i) 80% of the votes entitled to be cast by holders of outstanding shares of our voting capital stock and (ii) two-thirds of the votes entitled to be cast by holders of voting capital stock of the corporation other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder. These super-majority voting requirements do not apply if our common stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. These provisions of the MGCL also do not apply to business combinations that are approved or exempted by a board of directors prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our board of directors has by resolution exempted business combinations between us and any other person, provided that such business combination is first approved by our board of directors (including a majority of our directors who are not affiliates or associates of such person).
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
If we were to fail to qualify as a REIT in any taxable year, we would be subject to U.S. federal income tax, and applicable state and local taxes, on our taxable income at regular corporate rates, and distributions made to our stockholders would not be deductible by us in computing our taxable income. In addition, we could possibly be subject to the corporate alternative minimum tax and the 1% excise tax on stock repurchases (and certain economically similar transactions), effective for taxable years beginning after December 31, 2022. Any such tax liability could be substantial and would reduce the amount of cash available for distribution to our stockholders, which in turn could have an adverse impact on the value of our common stock. Unless we were entitled to relief under certain Code provisions, we also would be disqualified from taxation as a REIT for the four taxable years following the year in which we failed to qualify as a REIT.
Ordinary dividends payable by REITs do not qualify for the reduced tax rates available for some corporate dividends.
The maximum tax rate applicable to “qualified dividends” payable by regular U.S. corporations to domestic stockholders that are individuals, trusts or estates is currently 20%. Dividends payable by REITs generally are not eligible for that reduced rate. However, pursuant to the 2017 Tax Cuts and Jobs Act and the 2025 One Big Beautiful Bill Act, such domestic stockholders may generally be allowed to deduct from their taxable income one-fifth of the ordinary dividends payable to them by REITs. This would amount to a reduction in the effective tax rate on REIT dividends as compared to prior law. To qualify for this deduction, the domestic stockholder receiving such dividend must hold the dividend-paying REIT shares for at least 46 days (taking into account certain special holding period rules) of the 91-day period beginning 45 days before the shares become ex-dividend, and cannot be under an obligation to make related payments with respect to a position in substantially similar or related property.
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
Even if we remain qualified for taxation as a REIT, we may be subject to certain U.S. federal, state and local or non-U.S. taxes on our income and assets, including taxes on any undistributed income, taxes on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes, such as mortgage recording taxes. For instance, we currently hold loans related to our Infrastructure Lending Segment, and may hold any newly originated infrastructure loans, through one or more domestic or foreign subsidiaries that are either disregarded as separate from our company for U.S. federal income tax purposes or, to aid in the maintenance of our status as a REIT under the Code, that have elected to be treated as a TRS. Any such domestic subsidiary that elects to be treated as a TRS will be subject to U.S. taxation under the general rules applicable to corporations (as described further below). Furthermore, certain interest payments to us or to any such domestic or foreign subsidiary made by the underlying borrowers with respect to the infrastructure loans may be subject to withholding taxes in the jurisdictions in which the related facilities or borrowers are located, which would reduce the net proceeds from such payments that are received by us. In addition, in order to continue to meet the REIT qualification requirements, prevent the recognition of certain types of non-cash income, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we may hold a significant amount of our assets through our TRSs or other subsidiary corporations that will be subject to corporate-level income tax at regular rates. Although REITs are not subject to the corporate alternative minimum tax, a TRS may be subject to this tax if a TRS’s three-year average annual adjusted financial statement income exceeds $1 billion. Furthermore, if we lend money to a TRS, the TRS may be unable to deduct all or a portion of the interest paid to us, which could result in an even higher corporate-level tax liability. Any of these taxes would decrease cash available for distribution to our stockholders.
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
To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of MBS. The remainder of our investment in securities (other than government securities, securities of a TRS, and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities, securities of a TRS, and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% (20% for taxable years beginning after December 31, 2017 and before January 1, 2026) of the value of our total securities can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
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
Our board of directors has approved very broad investment guidelines for our Manager and does not approve each investment and financing decision made by our Manager.
Our Manager is authorized to follow very broad investment guidelines which enable our Manager to make investments on our behalf in a wide array of assets. Our board of directors will periodically review our investment guidelines and our investment portfolio but will not, and will not be required to, review all of our proposed investments. See Item 1. "Business—Investment Guidelines” in this Form 10-K for additional information regarding these investment guidelines. In addition, in conducting periodic reviews, our board of directors may rely and may make investments through affiliates primarily on information provided to them by our Manager. Furthermore, our Manager may use complex strategies, and transactions entered into by our Manager may be costly, difficult or impossible to unwind by the time they are reviewed by our board of directors. Our Manager (or such affiliates) has great latitude within the broad parameters of our investment guidelines in determining the types and amounts of target assets it decides are attractive investments for us, which could result in investment returns that are substantially below expectations or that result in losses, which would materially and adversely affect our business operations and results. Further, decisions made and investments and financing arrangements entered into by our Manager may not fully reflect the best interests of our stockholders.
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
Cybersecurity incidents and cyber-attacks, ransomware attacks, and social engineering attempts (including business email compromise attacks) have been occurring globally at a more frequent and severe level, with increasing sophistication, including through the use of artificial intelligence, and will likely continue to increase in frequency and sophistication in the future. There have been a number of recent highly publicized cases involving the dissemination, theft and destruction of corporate information as a result of a failure to follow procedures by employees or contractors or as a result of actions by a variety of third parties. There can be no assurance that the measures we take to ensure the integrity of our systems will provide protection, especially because cyberattack techniques used change frequently and with increasing sophistication, may persist undetected over extended periods of time, and may not be mitigated in a timely manner to prevent or minimize the impact of an attack. We regularly encounter phishing attempts and unsuccessful attacks, and we believe our layered security approach has effectively protected us, but there can be no assurance that cybersecurity intrusions will not occur or, if they do occur, that they will be adequately addressed. The loss, disclosure or misappropriation of, or unauthorized access to, information or our failure to meet our obligations could result in damage to our reputation, legal claims or proceedings, penalties and remediation costs. See Item 1C—"Cybersecurity” in this Form 10-K for a discussion of how we address these cybersecurity risks.
We utilize artificial intelligence tools in a limited and controlled manner, which may expose us to certain risks and could adversely affect our business.
We utilize artificial intelligence tools, including generative artificial intelligence and machine learning technologies (“AI”), on a limited basis to support certain operational, analytical and process-efficiency functions within our business. Our current use of AI is focused on enhancing internal productivity, automating routine tasks, and supporting internal analysis, and we do not rely on AI to make autonomous investment, underwriting, or credit decisions.
If our peers utilize AI tools and we do not do so in a comparable manner or at a similar pace, we may be competitively disadvantaged. Conversely, the adoption of AI tools presents opportunities to reduce costs, improve efficiency, and enhance internal processes; however, such tools also present certain risks. AI tools may produce outputs that are inaccurate, incomplete or biased, may rely on insufficient or flawed data sets, and may give rise to intellectual property, data privacy or cybersecurity risks.
The use of AI tools may introduce errors or inadequacies that are not easily detectable, including deficiencies, inaccuracies or biases in the content, analyses, models or recommendations generated by such tools. To the extent the AI-assisted outputs are used to support internal analysis or workflows and are, or are perceived to be, deficient, inaccurate, biased or otherwise flawed, our reputation, competitive position and business may be materially and adversely affected.
We use AI tools subject to internal policies, controls and oversight, including the use of enterprise-grade platforms with contractual and security protections. However, the use of AI tools may result in the inadvertent input or disclosure of confidential or proprietary information that contradicts applicable policies, contractual or other obligations or restrictions, which could cause such information to become accessible to unauthorized third-parties.
We may also be exposed to risks related to AI to the extent our service providers, vendors or counterparties, whether or not known to us, use AI in their business activities, and we may not be able to control or fully assess the use of AI technologies in third-party products or services upon which we rely.
AI technology and its applications continue to develop rapidly, and it is not possible to predict all of the risks that may arise from future technological developments related to AI.
We are subject to risks from natural disasters such as earthquakes, wildfires and severe weather which may result in damage to our properties.
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

As of December 31, 2025, we have not had any known instances of material cybersecurity incidents, including third-party incidents, during any of the prior three fiscal years. However, we have, from time to time, experienced threats to our data and systems, including from malicious software and computer virus attacks. We anticipate we will continue to face similar threats, including attempts for unauthorized access, in the future. We also maintain a cybersecurity insurance policy to mitigate risks associated with cybersecurity incidents, though coverage may not be available or sufficient to cover costs of certain cybersecurity incidents.

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

We also utilize artificial intelligence tools, including generative artificial intelligence, in a limited and controlled manner to support certain operational, analytical and process-efficiency functions within our business. Our use of AI is subject to information security, data protection and monitoring controls designed to be consistent with those that apply to our broader technology environment. AI tools are not used to make autonomous investment, underwriting, or credit decisions.

We maintain internal policies governing the use of AI technologies, including guidelines and restrictions on the types of data that may be input into such tools, and we leverage enterprise-grade platforms with contractual and security protections.

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

An external vendor risk management platform is utilized to evaluate, rate, monitor, and track vendor risk pertaining to our critical vendors. The security practices and processes of the service providers are monitored regularly, and periodic assessments may be performed on the service providers’ compliance with cybersecurity terms, based on the service providers’ risk. For any of our hosted applications we by default require the vendor to maintain a System and Organization Controls (“SOC”) 1 or SOC 2 report. If a third party vendor is not able to provide a SOC 1 or SOC 2 report, we take additional steps to assess their cybersecurity preparedness and assess our relationship on that basis. Our assessment of risks associated with the use of third party providers is part of our overall cybersecurity risk management framework.

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

Item 2. Properties.
The Company leases office space in Miami Beach, FL; New York, NY; Los Angeles, CA; Stamford, CT; Charlotte, NC and Phoenix, AZ. Refer to Schedule III included in Item 8 of this Form 10‑K for a listing of investment properties owned as of December 31, 2025.
Item 3. Legal Proceedings.
Currently, no material legal proceedings are pending against us that could have a material adverse effect on our business, financial position or results of operations.
Item 4.    Mine Safety Disclosures.
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information and Dividends
The Company’s common stock has been listed on the NYSE and is traded under the symbol “STWD” since its IPO in August 2009. On February 20, 2026, the closing price of our common stock, as reported by the NYSE, was $18.06 per share.
We intend to make regular quarterly distributions to holders of our common stock and distribution equivalents to holders of restricted stock units which are settled in shares of common stock. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income. We generally intend over time to pay quarterly distributions in an amount at least equal to our taxable income. Refer to Note 18 to the Consolidated Financial Statements for the Company’s dividend history for the three years ended December 31, 2025.
Holders
As of February 20, 2026, there were 440 holders of record of the Company’s 370,581,767 shares of common stock outstanding. One of the holders of record is Cede & Co., which holds shares as nominee for The Depository Trust Company which itself holds shares on behalf of other beneficial owners of our common stock.

Stock Performance Graph
CUMULATIVE TOTAL RETURN
Based upon initial investment of $100 on December 31, 2020 (1)

240.00
220.00
200.00
180.00
160.00
140.00
120.00
100.00
80.00
60.00
40.00
20.00
12/31/20
12/31/21
12/31/22
12/31/23
12/31/2024
12/31/2025
Starwood Property Trust
FTSE NAREIT Mortgage REITs Index
S&P 500 Index

	Starwood Property Trust	FTSE NAREIT Mortgage REITs Index	S&P 500 Index
12/31/2020	$100.00	$100.00	$100.00
12/31/2021	$135.83	$115.56	$128.68
12/31/2022	$112.58	$85.11	$105.36
12/31/2023	$142.54	$98.04	$133.03
12/31/2024	$141.54	$98.25	$166.28
12/31/2025	$148.43	$114.13	$195.98
__________________________________________
(1)Dividend reinvestment is assumed.

Sales of Unregistered Equity Securities

There were no sales of unregistered equity securities during the year ended December 31, 2025.

Issuer Purchases of Equity Securities

There were no purchases of common stock during the year ended December 31, 2025.

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

(5)Expand our investment activities in both (i) targeted real estate equity investments (including net lease and triple net lease commercial properties) and (ii) residential mortgage finance; and

(6)Expand our originations and acquisitions of infrastructure debt investments.
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
Developments During the Fourth Quarter of 2025
Commercial and Residential Lending Segment
•Originated or acquired $1.7 billion of commercial loans during the quarter, including the following:
◦£235.0 million ($315.4 million) first mortgage loan secured by 14 assisted living facilities located across the United Kingdom, which the Company fully funded.
◦€217.6 million ($251.1 million) first mortgage loan secured by an industrial logistics portfolio located in Ireland, of which the Company funded $192.1 million.
◦$192.9 million first mortgage bridge loan secured by a pre-leased data center located in Texas, of which the Company funded $21.0 million.
◦$147.3 million first mortgage and mezzanine loan secured by a 25-asset, 36-building light industrial portfolio located in Virginia and Maryland, of which the Company funded $139.4 million.
◦$107.1 million first mortgage bridge loan secured by a pre-leased data center located in Wisconsin, of which the Company funded $8.9 million.
•Funded $222.7 million of previously originated commercial loan commitments and investment securities.
•Received gross proceeds of $669.7 million ($183.0 million, net of debt repayments) from maturities and principal repayments on our commercial loans and investment securities.
•Refinanced a pool of our commercial loans held-for-investment in November 2025 through a CLO, STWD 2025-FL4. The CLO has a contractual maturity of December 2042 and a weighted average cost of financing of SOFR + 1.85%, inclusive of the amortization of deferred issuance costs. On the closing date, the CLO issued $1.1 billion of notes, of which $968.6 million of notes were purchased by third party investors and $135.2 million of subordinated notes were retained by us.
•Sold another unit in a residential conversion project in New York for $5.4 million.
•Amended several commercial credit facilities resulting in an aggregate net upsize of $604.0 million and extended the weighted average maturity on amended facilities by 1.2 years to 1.5 years.
Infrastructure Lending Segment
•Committed $386.4 million for new infrastructure loans and bonds, of which the Company funded $338.5 million, and also funded $3.3 million of pre-existing infrastructure loan commitments.
•Received proceeds of $567.6 million from principal repayments on our infrastructure loans and bonds.
•Refinanced a pool of our infrastructure loans held-for-investment in October 2025 through a CLO, Starwood 2025-SIF6. The CLO has a contractual maturity of October 2037 and a weighted average cost of financing of SOFR + 1.91%, inclusive of the amortization of deferred issuance costs. On the closing date, the CLO issued $500.0 million of notes, of which $413.5 million of notes were purchased by third party investors and $86.5 million of subordinated notes were retained by us.

Property
•Acquired 17 additional net lease properties for cash of $182.1 million and the non-cash conversion of one existing loan for the development of net lease properties totaling $1.7 million.
•Refinanced a $492.1 million pool of our Fundamental net lease properties in October 2025 through an ABS, FI Series 2025-1, with $391.1 million of third party financing at a weighted average fixed rate of 5.26% and weighted average maturity of 6.45 years.
•Refinanced $126.1 million of the Woodstar Fund investments’ mortgage debt in October 2025 with $245.9 million of new debt that carries an initial term of 10 years, and a weighted average coupon of SOFR + 1.76%.
•Sold a 264-unit multifamily property in the Woodstar Fund at our fair value basis of $56.4 million.
Investing and Servicing Segment
•Originated commercial conduit loans of $153.0 million.
•Received proceeds of $372.9 million from sales of previously originated commercial conduit loans.
•Acquired CMBS for a purchase price of $107.2 million, of which $5.8 million related to non-controlling interests.
•Obtained four new special servicing assignments for CMBS trusts with a total unpaid principal balance of $2.7 billion, while $3.1 billion matured and $1.1 billion transferred, bringing our total named special servicing portfolio to $97.5 billion.
•Sold two operating properties for total gross proceeds of $36.3 million and recognized a total gain of $10.1 million.

Corporate
•Issued $550.0 million of 5.75% Senior Notes due 2031 in October 2025, half of which were swapped to a floating rate of SOFR + 2.24%.
•Issued $500.0 million of 5.25% Senior Notes due 2028 in October 2025 and swapped the notes to a floating rate of SOFR + 1.88%.

Developments During 2025
Commercial and Residential Lending Segment
•Originated or acquired $6.4 billion of commercial loans during the year, including the following:
◦$550.0 million first mortgage and mezzanine loan secured by a 12-property multifamily portfolio located primarily in Arizona, which the Company fully funded.
◦$550.0 million first mortgage and mezzanine loan for the construction of a pre-leased data center located in Utah, of which the Company funded $363.2 million.
◦$500.0 million first mortgage loan secured by a 42-asset industrial portfolio located in New York, of which the Company funded $485.2 million.
◦$412.0 million first mortgage loan secured by a multifamily portfolio located in Texas, which the Company fully funded.
◦$350.0 million first mortgage and mezzanine loan secured by a 272-unit high-rise luxury condominium located in New York, of which the Company sold the $280.0 million first mortgage and retained the $70.0 million mezzanine loan. The Company funded $60.8 million of the mezzanine loan. Refer to Note 13 to the Consolidated Financial Statements for further discussion.
◦$287.7 million first mortgage loan for the construction of a fully leased data center located in Virginia, of which the Company funded $57.2 million. Refer to Note 17 to the Consolidated Financial Statements for further discussion.
◦£235.0 million ($315.4 million) first mortgage loan secured by 14 assisted living facilities located across the United Kingdom, which the Company fully funded.
◦€220.5 million ($228.9 million) first mortgage loan secured by a portfolio of apartment buildings located in Germany, of which the Company funded $171.0 million.
◦€217.6 million ($251.1 million) first mortgage loan secured by an industrial logistics portfolio located in Ireland, of which the Company funded $192.1 million.
◦€189.7 million ($214.3 million) first mortgage loan secured by a logistics portfolio located in Czech Republic and Slovakia, of which the Company funded $187.0 million.
•Funded $674.8 million of previously originated commercial loan commitments and investment securities.
•Received gross proceeds of $2.8 billion ($1.0 billion, net of debt repayments) from maturities and principal repayments on our commercial loans and investment securities.
•Refinanced a pool of our commercial loans held-for-investment in November 2025 through a CLO, STWD 2025-FL4. The CLO has a contractual maturity of December 2042 and a weighted average cost of financing of SOFR + 1.85%, inclusive of the amortization of deferred issuance costs. On the closing date, the CLO issued $1.1 billion of notes, of which $968.6 million of notes were purchased by third party investors and $135.2 million of subordinated notes were retained by us.
•Sold another unit in a residential conversion project in New York for $5.4 million.
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

•Amended several commercial credit facilities resulting in an aggregate net upsize of $2.0 billion and extended the weighted average maturity on amended facilities by 1.4 years to 2.6 years.
Infrastructure Lending Segment
•Committed $2.6 billion for new infrastructure loans and bonds, of which the Company funded $2.3 billion, and also funded $31.3 million of pre-existing infrastructure loan commitments.
•Received proceeds of $2.0 billion from principal repayments on our infrastructure loans and bonds.
•Refinanced a pool of our infrastructure loans held-for-investment in October 2025 through a CLO, Starwood 2025-SIF6. The CLO has a contractual maturity of October 2037 and a weighted average cost of financing of SOFR + 1.91%, inclusive of the amortization of deferred issuance costs. On the closing date, the CLO issued $500.0 million of notes, of which $413.5 million of notes were purchased by third party investors and $86.5 million of subordinated notes were retained by us.
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
Property
•Acquired Fundamental by way of merger in July 2025. The purchase price totaled $2.2 billion, inclusive of $1.3 billion of indebtedness assumed. See Note 3 to the Consolidated Financial Statements for further discussion.
•Acquired 25 additional net lease properties for cash of $221.1 million and the non-cash conversion of three existing loans for the development of net lease properties totaling $16.0 million. We also sold one net lease property for $0.5 million.
•Refinanced a $492.1 million pool of our Fundamental net lease properties in October 2025 through an ABS, FI Series 2025-1, with $391.1 million of third party financing at a weighted average fixed rate of 5.26% and weighted average maturity of 6.45 years.
•Sold a 264-unit multifamily property in the Woodstar Fund at our fair value basis of $56.4 million.
•Refinanced $311.2 million of the Woodstar Fund investments’ mortgage debt in August and October 2025 with $613.6 million of new debt that carries an initial term of 10 years, and a weighted average coupon of SOFR + 1.76%.
Investing and Servicing Segment
•Originated commercial conduit loans of $1.2 billion.
•Received proceeds of $1.3 billion from sales of previously originated commercial conduit loans.
•Acquired CMBS for a purchase price of $176.3 million, of which $7.3 million related to non-controlling interests, and sold CMBS for total gross proceeds of $4.2 million.
•Obtained 12 new special servicing assignments for CMBS trusts with a total unpaid principal balance of $8.2 billion, while $19.2 billion matured and $1.1 billion transferred, bringing our total named special servicing portfolio to $97.5 billion.
•Sold two operating properties for total gross proceeds of $36.3 million and recognized a total gain of $10.1 million.

Corporate
•Issued $550.0 million of 5.75% Senior Notes due 2031 in October 2025, half of which were swapped to a floating rate of SOFR + 2.24%.
•Issued $500.0 million of 5.25% Senior Notes due 2028 in October 2025 and swapped the notes to a floating rate of SOFR + 1.88%.
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
•Entered into a new ATM Agreement with a syndicate of financial institutions to sell shares of the Company’s common stock of up to $500.0 million from time to time, through an “at the market” equity offering program. During the year, we issued 1.6 million shares under the ATM Agreement for gross proceeds of $31.6 million at an average share price of $20.22.
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
Subsequent Events
Refer to Note 25 to the Consolidated Financial Statements for disclosure regarding significant transactions that occurred subsequent to December 31, 2025.

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
The following table compares our summarized results of operations for the years ended December 31, 2025, 2024 and 2023 by business segment (amounts in thousands):

	For the Year Ended December 31,			$ Change 2025 vs. 2024	$ Change 2024 vs. 2023
	2025	2024	2023
Revenues:
Commercial and Residential Lending Segment	$1,347,738	$1,566,550	$1,704,210	$(218,812)	$(137,660)
Infrastructure Lending Segment	276,786	260,993	239,985	15,793	21,008
Property Segment	137,016	69,982	94,172	67,034	(24,190)
Investing and Servicing Segment	244,313	208,759	174,804	35,554	33,955
Corporate	1,768	2,514	1,622	(746)	892
Securitization VIE eliminations	(163,332)	(161,955)	(164,885)	(1,377)	2,930
	1,844,289	1,946,843	2,049,908	(102,554)	(103,065)
Costs and expenses:
Commercial and Residential Lending Segment	791,809	1,123,862	1,271,867	(332,053)	(148,005)
Infrastructure Lending Segment	183,853	174,812	174,713	9,041	99
Property Segment	174,366	96,453	113,461	77,913	(17,008)
Investing and Servicing Segment	142,934	155,704	145,129	(12,770)	10,575
Corporate	494,410	432,075	393,994	62,335	38,081
Securitization VIE eliminations	(810)	(834)	(846)	24	12
	1,786,562	1,982,072	2,098,318	(195,510)	(116,246)
Other income (loss):
Commercial and Residential Lending Segment	111,744	128,256	(1,511)	(16,512)	129,767
Infrastructure Lending Segment	1,618	444	6,026	1,174	(5,582)
Property Segment	39,732	192,522	293,339	(152,790)	(100,817)
Investing and Servicing Segment	73,180	2,701	15,277	70,479	(12,576)
Corporate	33,289	(43,806)	(11,285)	77,095	(32,521)
Securitization VIE eliminations	162,522	161,121	164,039	1,401	(2,918)
	422,085	441,238	465,885	(19,153)	(24,647)
Income (loss) before income taxes:
Commercial and Residential Lending Segment	667,673	570,944	430,832	96,729	140,112
Infrastructure Lending Segment	94,551	86,625	71,298	7,926	15,327
Property Segment	2,382	166,051	274,050	(163,669)	(107,999)
Investing and Servicing Segment	174,559	55,756	44,952	118,803	10,804
Corporate	(459,353)	(473,367)	(403,657)	14,014	(69,710)
	479,812	406,009	417,475	73,803	(11,466)
Income tax (provision) benefit	(36,719)	(25,432)	682	(11,287)	(26,114)
Net income attributable to non-controlling interests	(31,549)	(20,644)	(78,944)	(10,905)	58,300
Net income attributable to Starwood Property Trust, Inc.	$411,544	$359,933	$339,213	$51,611	$20,720

Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024
Commercial and Residential Lending Segment
Revenues
For the year ended December 31, 2025, revenues of our Commercial and Residential Lending Segment decreased $218.8 million to $1.4 billion, compared to $1.6 billion for the year ended December 31, 2024. This decrease was primarily due to decreases in interest income from loans of $192.9 million and investment securities of $37.8 million, partially offset by an $8.9 million increase in rental income from foreclosed properties. The decrease in interest income from loans reflects (i) a $184.5 million decrease from commercial loans, reflecting additional loans placed on nonaccrual, lower average index rates and spreads and lower prepayment related income, and (ii) an $8.4 million decrease from residential loans principally due to lower average balances. The decrease in interest income from investment securities was primarily due to lower average commercial investment balances due to repayments.
Costs and Expenses
For the year ended December 31, 2025, costs and expenses of our Commercial and Residential Lending Segment decreased $332.1 million to $0.8 billion, compared to $1.1 billion for the year ended December 31, 2024. This decrease was primarily due to decreases of $178.4 million in credit loss provision and $162.3 million in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio, partially offset by a $10.0 million increase in rental related costs from foreclosed properties. The credit loss provision decreased primarily due to improvement in the macroeconomic outlook. The decrease in interest expense was primarily due to lower average borrowings outstanding due to paydowns from net loan repayments and excess cash balances and the effect of lower average index rates.

Net Interest Income (amounts in thousands)

	For the Year Ended December 31,
	2025	2024	Change
Interest income from loans	$1,231,288	$1,424,188	$(192,900)
Interest income from investment securities	78,961	116,808	(37,847)
Interest expense	(682,813)	(845,082)	162,269
Net interest income	$627,436	$695,914	$(68,478)
For the year ended December 31, 2025, net interest income of our Commercial and Residential Lending Segment decreased $68.5 million to $627.4 million, compared to $695.9 million for the year ended December 31, 2024. This decrease reflects the decrease in interest income, partially offset by the decrease in interest expense on our secured financing facilities, both as discussed in the sections above.
During the years ended December 31, 2025 and 2024, the weighted average unlevered yields on the Commercial and Residential Lending Segment’s loans and investment securities, excluding retained RMBS and loans for which interest income is not recognized, were as follows:

	For the Year Ended December 31,
	2025	2024
Commercial	8.1%	9.7%
Residential	5.0%	5.0%
Overall	7.7%	9.0%

The weighted average unlevered yield on our commercial loans decreased primarily due to lower average index rates and spreads and lower prepayment related income. The unlevered yield on our residential loans was relatively unchanged.
During the years ended December 31, 2025 and 2024, the Commercial and Residential Lending Segment’s weighted average secured borrowing rates, inclusive of the amortization of deferred financing fees, were 6.4% and 7.4%, respectively. The decrease in borrowing rates primarily reflects lower average index rates. Interest rate hedges had the effect of adjusting these weighted average borrowing costs to 5.9% and 6.5% during the year ended December 31, 2025 and 2024, respectively.

Other Income
For the year ended December 31, 2025, other income of our Commercial and Residential Lending Segment decreased $16.6 million to $111.7 million, compared to $128.3 million for the year ended December 31, 2024. This decrease primarily reflects (i) a $351.4 million unfavorable change in gain (loss) on derivatives and (ii) $26.8 million of impairments recognized on four foreclosed properties in 2025, partially offset by (iii) a $186.6 million favorable change in foreign currency gain (loss), (iv) a $118.5 million greater increase in fair value of residential loans, (v) a $32.6 million increased gain on sale of investments and other assets and (vi) a $20.3 million increased gain on extinguishment of debt primarily related to the sale of a foreclosed property in 2025. The unfavorable change in gain (loss) on derivatives during the year ended December 31, 2025 reflects (i) a $205.6 million unfavorable change in gain (loss) on foreign currency hedges and (ii) a $145.8 million unfavorable change in gain (loss) on interest rate swaps principally related to residential loans. The interest rate swaps are used primarily to hedge our interest rate risk on residential loans held-for-sale and to fix our interest rate payments on certain variable rate borrowings which fund fixed rate investments. The foreign currency hedges are used to fix the U.S. dollar amounts of cash flows (both interest and principal payments) we expect to receive from our foreign currency denominated loans and investments. The favorable change in foreign currency gain (loss) and the unfavorable change in gain (loss) on foreign currency hedges reflect the weakening of the U.S. dollar against the pound sterling (“GBP”), Euro (“EUR”) and Australian dollar (“AUD”) during the year ended December 31, 2025, compared to a strengthening of the U.S. dollar against each of those currencies in the year ended December 31, 2024.
Infrastructure Lending Segment
Revenues
For the year ended December 31, 2025, revenues of our Infrastructure Lending Segment increased $15.8 million to $276.8 million, compared to $261.0 million for the year ended December 31, 2024. This increase was primarily due to a $16.6 million increase in in interest income from loans, reflecting higher average balances and prepayment related income, partially offset by lower average index rates and spreads.
Costs and Expenses
For the year ended December 31, 2025, costs and expenses of our Infrastructure Lending Segment increased $9.1 million to $183.9 million, compared to $174.8 million for the year ended December 31, 2024. The increase was primarily due to increases of $4.6 million in general, administrative and other expenses and $4.1 million in interest expense. The increase in interest expense reflects higher average borrowings outstanding, partially offset by lower average index rates.
Net Interest Income (amounts in thousands)

	For the Year Ended December 31,
	2025	2024	Change
Interest income from loans	$272,282	$255,645	$16,637
Interest income from investment securities	649	506	143
Interest expense	(155,212)	(151,120)	(4,092)
Net interest income	$117,719	$105,031	$12,688
For the year ended December 31, 2025, net interest income of our Infrastructure Lending Segment increased $12.7 million to $117.7 million, compared to $105.0 million for the year ended December 31, 2024. The increase reflects the increase in interest income from loans, partially offset by the increase in interest expense on the secured financing facilities, both as discussed in the sections above.
During the years ended December 31, 2025 and 2024, the weighted average unlevered yields on the Infrastructure Lending Segment’s loans and investment securities, excluding those for which interest income is not recognized, were 9.7% and 10.6%, respectively, reflecting lower average index rates and spreads, partially offset by higher prepayment related income, in 2025.
During the years ended December 31, 2025 and 2024, the Infrastructure Lending Segment’s weighted average secured borrowing rates, inclusive of the amortization of deferred financing fees, were 6.8% and 7.8%, respectively, reflecting lower average index rates in 2025.

Other Income
For the year ended December 31, 2025, other income of our Infrastructure Lending Segment increased $1.2 million to $1.6 million, compared to $0.4 million for the year ended December 31, 2024, primarily due to a $2.5 million increase in earnings from unconsolidated entities, partially offset by a $1.2 million increased loss on extinguishment of debt.
Property Segment
Change in Results by Portfolio (amounts in thousands)

	$ Change from prior period
	Revenues	Depreciation and amortization	Other costs and expenses	Gain (loss) on derivative financial instruments	Other income (loss)	Income (loss) before income taxes
Fundamental	$69,583	$36,111	$48,491	$(4,081)	$(36)	$(19,136)
Master Lease Portfolio	(4,821)	—	(1,506)	—	(90,795)	(94,110)
Medical Office Portfolio	1,865	(167)	(6,202)	(1,607)	1,046	7,673
Woodstar Fund	488	—	9	—	(55,188)	(54,709)
D.C. Multifamily Conversion	—	—	—	—	(2,122)	(2,122)
Other/Corporate	(81)	—	1,177	—	(7)	(1,265)
Total	$67,034	$35,944	$41,969	$(5,688)	$(147,102)	$(163,669)
See Notes 7 and 8 to the Consolidated Financial Statements for a description of the above-referenced Property Segment portfolios and fund.
Revenues
For the year ended December 31, 2025, revenues of our Property Segment increased $67.0 million to $137.0 million, compared to $70.0 million for the year ended December 31, 2024. The increase was primarily due to Fundamental, which contributed rental income for the period from July 23, 2025 to December 31, 2025, the effect of which was partially offset by the sale of our Master Lease Portfolio on February 29, 2024.
Costs and Expenses
For the year ended December 31, 2025, costs and expenses of our Property Segment increased $77.9 million to $174.4 million, compared to $96.5 million for the year ended December 31, 2024. The increase is primarily due to Fundamental, which introduced (i) higher interest expense from the liabilities assumed and higher general and administrative expenses totaling $48.5 million and (ii) higher depreciation and amortization of $36.1 million from the assets acquired, the effect of which was partially offset by (iii) a $7.7 million decrease in interest expense on variable rate borrowings of the Medical Office Portfolio, reflecting lower refinanced balances and index rates, and (iv) the sale of our Master Lease Portfolio on February 29, 2024.
Other Income
For the year ended December 31, 2025, other income of our Property Segment decreased $152.8 million to $39.7 million, compared to $192.5 million for the year ended December 31, 2024. The decrease is primarily due to (i) the nonrecurrence of a $90.8 million net gain on sale of the Master Lease Portfolio in the first quarter of 2024, (ii) a $55.2 million decrease in income attributable to investments of the Woodstar Fund due to an unfavorable change in unrealized increase (decrease) in fair value and (iii) a $4.1 million loss on derivatives which hedge the timing of securitizations on Fundamental collateral while on a warehouse line.
Investing and Servicing Segment
Revenues
For the year ended December 31, 2025, revenues of our Investing and Servicing Segment increased $35.5 million to $244.3 million, compared to $208.8 million for the year ended December 31, 2024. The increase in revenues is primarily due to a $34.0 million increase in servicing fees principally related to default interest.

Costs and Expenses
For the year ended December 31, 2025, costs and expenses of our Investing and Servicing Segment decreased $12.8 million to $142.9 million, compared to $155.7 million for the year ended December 31, 2024. The decrease is primarily due to decreases of (i) $7.5 million in interest expense principally related to the financing of conduit loan balances and (ii) $6.3 million in general and administrative expenses, principally reflecting decreased incentive compensation due to lower loan securitization volume.
Other Income
For the year ended December 31, 2025, other income of our Investing and Servicing Segment increased $70.5 million to $73.2 million, compared to $2.7 million for the year ended December 31, 2024. The increase was primarily due to (i) a $66.9 million lesser decrease in fair value of CMBS investments, (ii) a $7.8 million increase in earnings from unconsolidated entities and (iii) a $6.5 million greater increase in fair value of servicing rights, partially offset by (iv) a $10.0 million lesser increase in fair value of conduit loans.
Corporate and Other Items
Corporate Costs and Expenses
For the year ended December 31, 2025, corporate expenses increased $62.3 million to $494.4 million, compared to $432.1 million for the year ended December 31, 2024. This increase was primarily due to (i) a $67.5 million increase in interest expense reflecting higher average balances of unsecured senior notes and secured term loans outstanding, partially offset by lower spreads and index rates on the secured term loans, and (ii) a $2.6 million increase in general and administrative expenses, partially offset by (iii) a $7.8 million decrease in management fees, primarily reflecting lower incentive fees.
Corporate Other Income (Loss)
For the year ended December 31, 2025, corporate other income (loss) improved $77.1 million to income of $33.3 million, compared to a loss of $43.8 million for the year ended December 31, 2024. This was due primarily to a $76.8 million favorable change in gain (loss) on fixed-to-floating interest rate swaps which hedge a portion of our unsecured senior notes.
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
Income Tax Provision
Our consolidated income taxes principally relate to the taxable nature of our loan servicing and loan securitization businesses which are housed in TRSs. For the year ended December 31, 2025, our income tax provision increased $11.3 million to $36.7 million, compared to $25.4 million for the year ended December 31, 2024. This increase was due to higher taxable income of our TRSs during the year ended December 31, 2025 compared to the year ended December 31, 2024.
Net Income Attributable to Non-controlling Interests
For the year ended December 31, 2025, net income attributable to non-controlling interests increased $10.9 million to $31.5 million, compared to $20.6 million for the year ended December 31, 2024. The increase was primarily due to non-controlling interests in lower unrealized losses of a consolidated CMBS joint venture, partially offset by noncontrolling interests in lower income of the Woodstar Fund, reflecting an unfavorable change in unrealized increase (decrease) in fair value of its investments.

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
Costs and Expenses
For the year ended December 31, 2024, costs and expenses of our Commercial and Residential Lending Segment decreased $148.0 million to $1.1 billion, compared to $1.3 billion for the year ended December 31, 2023. This decrease was primarily due to decreases of (i) $125.9 million in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio and (ii) $31.5 million in credit loss provision, partially offset by (iii) a $6.8 million increase in depreciation and other costs of rental operations of foreclosed properties. The decrease in interest expense was primarily due to lower average borrowings outstanding due to paydowns from net loan repayments and excess cash balances. The decrease in credit loss provision was primarily due to a lesser deterioration in modeled macroeconomic forecasts in the year ended December 31, 2024 compared to the year ended December 31, 2023, the effect of which was partially offset by selecting the most unfavorable modeled macroeconomic forecast for office and retail loans in 2024.

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
Other Income (Loss)
For the year ended December 31, 2024, other income of our Commercial and Residential Lending Segment increased $129.8 million to income of $128.3 million, compared to a loss of $1.5 million for the year ended December 31, 2023. This increase primarily reflects (i) a $221.6 million favorable change in gain (loss) on derivatives, (ii) the non-recurrence of $124.9 million of impairment losses in 2023 on two foreclosed properties and (iii) a $7.2 million increase in earnings from unconsolidated entities primarily due to an observable price change in an equity investment, partially offset by (iv) a $134.5 million unfavorable change in foreign currency gain (loss), (v) a $69.2 million lesser increase in fair value of primarily RMBS investment securities and (vi) a $22.3 million lesser increase in fair value of residential loans. The favorable change in gain (loss) on derivatives during the year ended December 31, 2024 reflects (i) a $160.2 million favorable change in gain (loss) on foreign currency hedges and (ii) a $61.4 million increased gain on interest rate swaps principally related to residential loans. The interest rate swaps are used primarily to hedge our interest rate risk on residential loans held-for-sale and to fix our interest rate payments on certain variable rate borrowings which fund fixed rate investments. The foreign currency hedges are used to fix the U.S. dollar amounts of cash flows (both interest and principal payments) we expect to receive from our foreign currency denominated loans and investments. The unfavorable change in foreign currency gain (loss) and the favorable change in gain (loss) on foreign currency hedges reflect the strengthening of the U.S. dollar against the GBP, EUR and AUD during the year ended December 31, 2024, compared to a weakening of the U.S. dollar against the GBP and EUR, partially offset by a slight strengthening against the AUD, during the year ended December 31, 2023.
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
Property Segment
Change in Results by Portfolio (amounts in thousands)

	$ Change from prior period
	Revenues	Depreciation and amortization	Other costs and expenses	Gain (loss) on derivative financial instruments	Other income (loss)	Income (loss) before income taxes
Master Lease Portfolio	$(24,594)	$(8,434)	$(7,777)	$—	$90,795	$82,412
Medical Office Portfolio	375	9	(1,684)	(619)	(1,046)	385
Woodstar Fund	66	—	(8)	—	(189,103)	(189,029)
Other/Corporate	(37)	—	886	—	(844)	(1,767)
Total	$(24,190)	$(8,425)	$(8,583)	$(619)	$(100,198)	$(107,999)
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
Securitization VIE Eliminations
Refer to the preceding comparison of the year ended December 31, 2025 to the year ended December 31, 2024 for a discussion of securitization VIE eliminations.
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
The following table presents our diluted weighted average shares used in our GAAP EPS calculation reconciled to our diluted weighted average shares used in our Distributable EPS calculation (amounts in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Diluted weighted average shares - GAAP EPS	349,991	320,569	310,507
Add: Unvested stock awards	5,134	3,873	3,708
Add: Woodstar II Class A Units	9,659	9,707	9,760
Diluted weighted average shares - Distributable EPS	364,784	334,149	323,975
As noted above, the definition of Distributable Earnings provides flexibility for management to make additional adjustments, subject to the approval of a majority of our independent directors, when appropriate in order for Distributable Earnings to be calculated in a manner consistent with its definition and objective. As a result of the Fundamental acquisition, we expect that straight-line rent will become a more significant component of our GAAP net income. Given that straight-line rent does not reflect the timing of cash received pursuant to the applicable leases and is not consistent with the determination of taxable income, we are adding an adjustment for straight line rents in the computation of Distributable Earnings. This adjustment was unanimously approved by our independent directors. No adjustments to the definition of Distributable Earnings became effective during the years ended December 31, 2024 and 2023.
The following table summarizes our quarterly Distributable Earnings per weighted average diluted share for the years ended December 31, 2025, 2024 and 2023:

	Distributable Earnings For the Three-Month Periods Ended
	March 31,	June 30,	September 30,	December 31,
2025	$0.45	$0.43	$0.40	$0.42
2024	0.59	0.48	0.48	0.48
2023	0.49	0.49	0.49	0.58

Distributable Earnings per weighted average diluted share for the years ended December 31, 2025 and 2024 do not equal the sum of the individual quarters due to rounding and other computational factors.

The following table presents our summarized results of operations and reconciliation to Distributable Earnings for the year ended December 31, 2025, by business segment (amounts in thousands, except per share data):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Total
Revenues	$1,347,738	$276,786	$137,016	$244,313	$1,768	$2,007,621
Costs and expenses	(791,809)	(183,853)	(174,366)	(142,934)	(494,410)	(1,787,372)
Other income	111,744	1,618	39,732	73,180	33,289	259,563
Income (loss) before income taxes	667,673	94,551	2,382	174,559	(459,353)	479,812
Income tax provision	(12,297)	(110)	(1,844)	(22,468)	—	(36,719)
Income attributable to non-controlling interests	(15)	—	(25,488)	(6,046)	—	(31,549)
Net income (loss) attributable to Starwood Property Trust, Inc.	655,361	94,441	(24,950)	146,045	(459,353)	411,544
Add / (Deduct):
Non-controlling interests attributable to Woodstar II Class A Units	—	—	18,546	—	—	18,546
Non-controlling interests attributable to unrealized gains/losses	—	—	(13,066)	272	—	(12,794)
Non-cash equity compensation expense	11,318	2,794	3,780	5,582	30,620	54,094
Management incentive fee	—	—	—	—	13,746	13,746
Depreciation and amortization	12,023	—	60,616	7,085	—	79,724
Straight-line rent adjustment	—	—	(153)	126	—	(27)
Interest income adjustment for loans and securities	23,300	—	—	39,750	—	63,050
Consolidated income tax provision (benefit) associated with fair value adjustments	12,297	110	(40)	22,468	—	34,835
Other non-cash items	15	—	(328)	(1,761)	—	(2,074)
Reversal of GAAP unrealized and realized (gains) / losses on: (1)
Loans	(122,117)	—	—	(62,323)	—	(184,440)
Credit loss provision, net	15,851	3,519	—	—	—	19,370
Securities	(8,422)	—	—	16,803	—	8,381
Woodstar Fund investments	—	—	(46,953)	—	—	(46,953)
Derivatives	155,014	(38)	4,196	1,385	(33,289)	127,268
Foreign currency	(112,778)	(364)	198	—	—	(112,944)
Earnings from unconsolidated entities	(2,708)	(3,892)	—	(9,249)	—	(15,849)
Sales of properties	(5,223)	—	21	(10,060)	—	(15,262)
Impairment of properties	26,766	—	—	—	—	26,766
Recognition of Distributable realized gains / (losses) on:
Loans (2)	(2,435)	—	—	61,175	—	58,740
Securities (4)	(1,355)	—	—	(35,012)	—	(36,367)
Woodstar Fund investments (5)	—	—	110,569	—	—	110,569
Derivatives (6)	70,004	186	(1,722)	(1,925)	(27,955)	38,588
Foreign currency (7)	1,554	219	(199)	—	—	1,574
Earnings from unconsolidated entities (8)	2,708	2,801	—	10,116	—	15,625
Sales of properties (9)	(43,343)	—	(25)	3,192	—	(40,176)
Distributable Earnings (Loss)	$687,830	$99,776	$110,490	$193,669	$(476,231)	$615,534
Distributable Earnings (Loss) per Weighted Average Diluted Share	$1.89	$0.27	$0.30	$0.53	$(1.30)	$1.69

The following table presents our summarized results of operations and reconciliation to Distributable Earnings for the year ended December 31, 2024, by business segment (amounts in thousands, except per share data):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Total
Revenues	$1,566,550	$260,993	$69,982	$208,759	$2,514	$2,108,798
Costs and expenses	(1,123,862)	(174,812)	(96,453)	(155,704)	(432,075)	(1,982,906)
Other income (loss)	128,256	444	192,522	2,701	(43,806)	280,117
Income (loss) before income taxes	570,944	86,625	166,051	55,756	(473,367)	406,009
Income tax (provision) benefit	(9,116)	259	—	(16,575)	—	(25,432)
(Income) loss attributable to non-controlling interests	(14)	—	(38,201)	17,571	—	(20,644)
Net income (loss) attributable to Starwood Property Trust, Inc.	561,814	86,884	127,850	56,752	(473,367)	359,933
Add / (Deduct):
Non-controlling interests attributable to Woodstar II Class A Units	—	—	18,638	—	—	18,638
Non-controlling interests attributable to unrealized gains/losses	—	—	6,551	(34,961)	—	(28,410)
Non-cash equity compensation expense	9,750	1,975	370	6,127	23,564	41,786
Management incentive fee	—	—	—	—	35,324	35,324
Depreciation and amortization	10,239	17	23,896	7,440	—	41,592
Interest income adjustment for loans and securities	20,252	—	—	35,593	—	55,845
Consolidated income tax provision (benefit) associated with fair value adjustments	9,116	(259)	—	16,575	—	25,432
Other non-cash items	14	—	1,111	(940)	—	185
Reversal of GAAP unrealized and realized (gains) / losses on: (1)
Loans	(3,597)	—	—	(72,283)	—	(75,880)
Credit loss provision, net	194,260	3,140	—	—	—	197,400
Securities	(76)	—	—	83,748	—	83,672
Woodstar Fund investments	—	—	(102,141)	—	—	(102,141)
Derivatives	(196,349)	(152)	(1,492)	(3,454)	43,513	(157,934)
Foreign currency	73,830	187	(89)	—	—	73,928
Earnings from unconsolidated entities	(11,599)	(1,414)	—	(1,473)	—	(14,486)
Sales of properties	—	—	(92,003)	(8,402)	—	(100,405)
Recognition of Distributable realized gains / (losses) on:
Loans (2)	(5,235)	—	—	73,214	—	67,979
Realized credit loss (3)	—	(1,546)	—	—	—	(1,546)
Securities (4)	(9,556)	—	—	(48,711)	—	(58,267)
Woodstar Fund investments (5)	—	—	70,346	—	—	70,346
Derivatives (6)	144,325	334	8,283	9,354	(43,265)	119,031
Foreign currency (7)	(26,055)	(46)	89	—	—	(26,012)
Earnings (loss) from unconsolidated entities (8)	5,577	(437)	—	1,338	—	6,478
Sales of properties (9)	—	—	39,150	3,323	—	42,473
Distributable Earnings (Loss)	$776,710	$88,683	$100,559	$123,240	$(414,231)	$674,961
Distributable Earnings (Loss) per Weighted Average Diluted Share	$2.32	$0.27	$0.30	$0.37	$(1.24)	$2.02

The following table presents our summarized results of operations and reconciliation to Distributable Earnings for the year ended December 31, 2023, by business segment (amounts in thousands, except per share data):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Total
Revenues	$1,704,210	$239,985	$94,172	$174,804	$1,622	$2,214,793
Costs and expenses	(1,271,867)	(174,713)	(113,461)	(145,129)	(393,994)	(2,099,164)
Other income (loss)	(1,511)	6,026	293,339	15,277	(11,285)	301,846
Income (loss) before income taxes	430,832	71,298	274,050	44,952	(403,657)	417,475
Income tax benefit (provision)	990	590	—	(898)	—	682
Income attributable to non-controlling interests	(14)	—	(77,156)	(1,774)	—	(78,944)
Net income (loss) attributable to Starwood Property Trust, Inc.	431,808	71,888	196,894	42,280	(403,657)	339,213
Add / (Deduct):
Non-controlling interests attributable to Woodstar II Class A Units	—	—	18,732	—	—	18,732
Non-controlling interests attributable to unrealized gains/losses	—	—	47,249	(13,885)	—	33,364
Non-cash equity compensation expense	8,755	1,469	310	6,372	22,341	39,247
Management incentive fee	—	—	—	—	35,709	35,709
Depreciation and amortization	7,810	64	32,257	10,263	84	50,478
Interest income adjustment for loans and securities	22,404	—	—	28,368	—	50,772
Extinguishment of debt, net	—	—	—	—	(246)	(246)
Consolidated income tax (benefit) provision associated with fair value adjustments	(990)	(590)	—	898	—	(682)
Other non-cash items	(66)	—	1,140	(270)	—	804
Reversal of GAAP unrealized and realized (gains) / losses on: (1)
Loans	(25,874)	—	—	(36,828)	—	(62,702)
Credit loss provision, net	225,720	18,008	—	—	—	243,728
Securities	(69,259)	—	—	51,889	—	(17,370)
Woodstar Fund investments	—	—	(291,244)	—	—	(291,244)
Derivatives	25,206	(123)	(2,111)	4,348	11,285	38,605
Foreign currency	(60,644)	(201)	11	—	—	(60,834)
Earnings from unconsolidated entities	(4,410)	(5,702)	—	(8,849)	—	(18,961)
Sales of properties	—	—	—	(25,841)	—	(25,841)
Unrealized impairment of properties	124,902	—	—	—	—	124,902
Recognition of Distributable realized gains / (losses) on:
Loans (2)	(4,072)	—	—	36,375	—	32,303
Realized credit loss (3)	(12,292)	(10,795)	—	—	—	(23,087)
Securities (4)	105	—	—	(22,475)	—	(22,370)
Woodstar Fund investments (5)	—	—	61,513	—	—	61,513
Derivatives (6)	119,917	397	22,851	(2,493)	(32,659)	108,013
Foreign currency (7)	(7,250)	13	(11)	—	—	(7,248)
Earnings (loss) from unconsolidated entities (8)	4,410	(1,908)	—	7,020	—	9,522
Sales of properties (9)	—	—	—	6,246	—	6,246
Distributable Earnings (Loss)	$786,180	$72,520	$87,591	$83,418	$(367,143)	$662,566
Distributable Earnings (Loss) per Weighted Average Diluted Share	$2.43	$0.22	$0.27	$0.26	$(1.13)	$2.05

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

Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024
Commercial and Residential Lending Segment
The Commercial and Residential Lending Segment’s Distributable Earnings decreased by $88.9 million, from $776.7 million during the year ended December 31, 2024 to $687.8 million during the year ended December 31, 2025. After making adjustments for the calculation of Distributable Earnings, revenues were $1.4 billion, costs and expenses were $753.0 million, other income was $69.4 million and there was no income tax provision or benefit.
Revenues, consisting principally of interest income on loans, decreased by $216.1 million during the year ended December 31, 2025, primarily due to decreases in interest income from loans of $186.5 million and investment securities of $41.2 million, partially offset by an $8.6 million increase in rental income from foreclosed properties. The decrease in interest income from loans reflects (i) a $178.1 million decrease from commercial loans, reflecting additional loans placed on nonaccrual, lower average index rates and spreads and lower prepayment related income, and (ii) an $8.4 million decrease from residential loans principally due to lower average balances. The decrease in interest income from investment securities was primarily due to lower average commercial investment balances due to repayments.
Costs and expenses decreased by $157.3 million during the year ended December 31, 2025, primarily due to a $162.3 million decrease in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio, reflecting lower average borrowings outstanding due to paydowns from net loan repayments and excess cash balances and the effect of lower average index rates, partially offset by a $7.8 million increase in rental costs from foreclosed properties.
Other income decreased by $30.1 million during the year ended December 31, 2025, primarily due to (i) a $46.7 million decrease in realized gains on derivative financial instruments, net of related foreign currency gains (losses) and (ii) a $16.3 million unfavorable change in gain (loss) on sale of investments and other assets, partially offset by (iii) a $20.3 million increased gain on extinguishment of debt primarily related to the sale of a foreclosed property in 2025, (iv) an $8.5 million decrease in recognized credit losses on RMBS investments and (v) a $4.2 million decrease in other loss.
Infrastructure Lending Segment
The Infrastructure Lending Segment’s Distributable Earnings increased by $11.1 million, from $88.7 million during the year ended December 31, 2024 to $99.8 million during the year ended December 31, 2025. After making adjustments for the calculation of Distributable Earnings, revenues were $276.8 million, costs and expenses were $177.5 million and other income was $0.5 million.
Revenues increased by $15.8 million during the year ended December 31, 2025, primarily due to a $16.6 million increase in interest income from loans, reflecting higher average balances and prepayment related income, partially offset by lower average index rates and spreads.
Costs and expenses increased by $6.3 million during the year ended December 31, 2025, primarily due to (i) a $4.1 million increase in interest expense, reflecting higher average borrowings outstanding, partially offset by lower average index rates, and (ii) a $3.7 million increase in general, administrative and other expenses, partially offset by (iii) the nonrecurrence of a $1.5 million recognized credit loss in 2024.
Other income (loss) improved by $1.6 million during the year ended December 31, 2025. primarily due to a $3.2 million improvement in earnings from unconsolidated entities, partially offset by a $1.2 million increased loss on extinguishment of debt.

Property Segment
Distributable Earnings by Portfolio (amounts in thousands)

	For the Year Ended December 31,
	2025	2024	Change
Woodstar Fund, net of non-controlling interests	$88,430	$57,403	$31,027
Fundamental	22,237	—	22,237
Master Lease Portfolio	—	40,712	(40,712)
Medical Office Portfolio	7,276	7,127	149
D.C. Multifamily Conversion	(3,072)	—	(3,072)
Other/Corporate	(4,381)	(4,683)	302
Distributable Earnings	$110,490	$100,559	$9,931
The Property Segment’s Distributable Earnings increased by $9.9 million, from $100.6 million during the year ended December 31, 2024 to $110.5 million during the year ended December 31, 2025. After making adjustments for the calculation of Distributable Earnings, revenues were $137.0 million, costs and expenses were $111.1 million, other income was $106.4 million, income tax provision was $1.8 million and the deduction for income attributable to non-controlling interests in the Woodstar Fund was $20.0 million.
Revenues increased by $65.3 million during the year ended December 31, 2025, primarily due to the acquisition of Fundamental on July 23, 2025, the effect of which was partially offset by the sale of our Master Lease Portfolio on February 29, 2024.
Costs and expenses increased by $31.9 million during the year ended December 31, 2025, primarily due to (i) the acquisition of Fundamental on July 23, 2025, the effect of which was partially offset by (ii) a $13.2 million decrease in interest expense on variable rate borrowings of the Medical Office Portfolio, reflecting lower refinanced balances and index rates, and (iii) the sale of our Master Lease Portfolio on February 29, 2024.
Other income decreased by $14.7 million during the year ended December 31, 2025, primarily due to (i) the nonrecurrence of a $37.4 million net gain on sale of our Master Lease Portfolio and (ii) $14.7 million of realized gains on derivatives which hedged our interest rate risk on borrowings secured by our Medical Office Portfolio, both of which occurred in 2024, partially offset by (iii) a $40.2 million increase in distributable income from the Woodstar Fund, primarily related to the sale of a Woodstar property in 2025.
Income tax provision was $1.8 million during the year ended December 31, 2025, which related to the sale of a Woodstar property.
Income attributable to non-controlling interests in the Woodstar Fund increased $7.0 million in the year ended December 31, 2025, primarily due to the increase in distributable earnings related to the sale of a Woodstar property in 2025.
Investing and Servicing Segment
The Investing and Servicing Segment’s Distributable Earnings increased by $70.5 million from $123.2 million during the year ended December 31, 2024 to $193.7 million during the year ended December 31, 2025. After making adjustments for the calculation of Distributable Earnings, revenues were $284.4 million, costs and expenses were $132.2 million, other income was $47.3 million, there was no income tax provision or benefit and the deduction of income attributable to non-controlling interests was $5.8 million.
Revenues increased by $39.8 million during the year ended December 31, 2025, primarily due to a $34.0 million increase in servicing fees principally related to default interest and an $8.3 million increase in interest income from CMBS investments, primarily due to higher interest recoveries. The treatment of CMBS interest income on a GAAP basis is complicated by our application of the ASC 810 consolidation rules. In an attempt to treat these securities similar to our other investment securities, we compute distributable interest income pursuant to an effective yield methodology. In doing so, we segregate the portfolio into various categories based on the components of the bonds’ cash flows and the volatility related to each of these components. We then accrete interest income on an effective yield basis using the components of cash flows that are reliably estimable. Other minor adjustments are made to reflect management’s expectations for other components of the projected cash flow stream.

Costs and expenses decreased by $11.1 million during the year ended December 31, 2025, primarily due to decreases of (i) $7.5 million in interest expense principally related to the financing of conduit loan balances and (ii) $5.8 million in general and administrative expenses, principally reflecting decreased incentive compensation due to lower loan securitization volume.
Other income includes profit realized upon securitization of loans by our conduit business, gains on sales of CMBS and operating properties, gains and losses on derivatives that were either effectively terminated or novated, and earnings from unconsolidated entities. These items are typically offset by a decrease in the fair value of our domestic servicing rights intangible which reflects the expected amortization of this deteriorating asset, net of increases in fair value due to the attainment of new servicing contracts. Derivatives include instruments which hedge interest rate risk and credit risk on our conduit loans and CMBS investments. For GAAP purposes, the loans, CMBS and derivatives are accounted for at fair value, with all changes in fair value (realized or unrealized) recognized in earnings. The adjustments to Distributable Earnings outlined above are also applied to the GAAP earnings of our unconsolidated entities. Other income increased by $8.0 million during the year ended December 31, 2025, primarily due (i) a $15.1 million decrease in recognized credit losses on CMBS, (ii) an $8.8 million increase in earnings from unconsolidated entities and (iii) a $6.5 million greater increase in fair value of servicing rights, partially offset by (iv) a $12.0 million decrease in realized gains on conduit loans and (v) an $11.3 million unfavorable change in realized gain (loss) on interest rate derivatives primarily related to CMBS and conduit loans.
Income attributable to non-controlling interests decreased $11.6 million, primarily due to non-controlling interests in lower distributable earnings of a consolidated CMBS joint venture and the nonrecurrence of distributable earnings from the sale of an operating property in 2024.
Corporate
Corporate loss increased by $62.0 million, from $414.2 million during the year ended December 31, 2024 to $476.2 million during the year ended December 31, 2025, primarily due to (i) a $67.5 million increase in interest expense reflecting higher average balances of unsecured senior notes and secured term loans outstanding, partially offset by lower spreads and index rates on the secured term loans, and (ii) a $7.4 million increase in base management fees, partially offset by (iii) a $15.3 million lower realized loss on fixed-to-floating interest rate swaps which hedge a portion of our unsecured senior notes.

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
Sources of Liquidity
Our primary sources of liquidity are as follows:
Cash Flows for the Year Ended December 31, 2025 (amounts in thousands)

	GAAP	VIE Adjustments	Excluding Securitization VIEs
Net cash provided by operating activities	$977,852	$—	$977,852
Cash Flows from Investing Activities:
Origination, purchase and funding of loans held-for-investment	(7,787,410)	—	(7,787,410)
Proceeds from principal collections and sale of loans	4,740,711	—	4,740,711
Purchase and funding of investment securities	(81,621)	(164,593)	(246,214)
Proceeds from sales, redemptions and collections of investment securities	313,607	130,571	444,178
Proceeds from sales of real estate	100,940	—	100,940
Proceeds from sale of interest in an unconsolidated entity	69,819	—	69,819
Net cash paid in merger	(878,493)	—	(878,493)
Purchases and additions to properties and other assets	(269,043)	—	(269,043)
Net cash flows from other investments and assets	15,038	(14)	15,024
Net cash used in investing activities	(3,776,452)	(34,036)	(3,810,488)
Cash Flows from Financing Activities:
Proceeds from borrowings	14,667,362	—	14,667,362
Principal repayments on and repurchases of borrowings	(11,430,553)	(445)	(11,430,998)
Payment of deferred financing costs	(89,193)	—	(89,193)
Net proceeds from issuances of common stock	567,813	—	567,813
Payment of dividends	(668,855)	—	(668,855)
Contributions from non-controlling interests	7,450	—	7,450
Distributions to non-controlling interests	(99,985)	—	(99,985)
Repayment of debt of consolidated VIEs	(165,052)	165,052	—
Distributions of cash from consolidated VIEs	130,571	(130,571)	—
Net cash provided by financing activities	2,919,558	34,036	2,953,594
Net increase in cash, cash equivalents and restricted cash	120,958	—	120,958
Cash, cash equivalents and restricted cash, beginning of period	553,995	—	553,995
Effect of exchange rate changes on cash	(306)	—	(306)
Cash, cash equivalents and restricted cash, end of period	$674,647	$—	$674,647
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
Cash and cash equivalents increased by $121.0 million during the year ended December 31, 2025, reflecting net cash provided by financing activities of $3.0 billion and operating activities of $977.9 million, partially offset by net cash used in investing activities of $3.8 billion.

Net cash provided by operating activities of $977.9 million during the year ended December 31, 2025 related primarily to cash interest income of $1.4 billion from our loans and $157.0 million from our investment securities. Other cash inflows included distributions from our affordable housing fund investments of $393.0 million, sales and principal collections, net of originations and purchases of loans held-for-sale of $361.8 million, servicing fees of $106.3 million, net rental income of $119.5 million and receipts from our interest rate derivatives of $26.3 million. Offsetting these cash inflows was cash interest expense of $1.2 billion, general and administrative expenses of $286.5 million and a net change in operating assets and liabilities of $41.5 million.
Net cash used in investing activities of $3.8 billion for the year ended December 31, 2025 related primarily to the origination, purchase and funding of loans held-for-investment of $7.8 billion, net cash paid in Fundamental merger of $878.5 million, purchases and additions to properties and other assets of $269.0 million and the purchase and funding of investment securities of $246.2 million. Offsetting these cash outflows was proceeds received from principal collections and sale of loans held-for-investment of $4.7 billion and investment securities of $444.2 million, net proceeds from the sale of real estate of $100.9 million and proceeds from the sale of an interest in an unconsolidated entity of $69.8 million.
Net cash provided by financing activities of $3.0 billion for the year ended December 31, 2025 related primarily to borrowings on our debt, net of repayments and deferred loan costs, of $3.1 billion and proceeds from issuances of common stock of $567.8 million. Offsetting these cash inflows was dividend distributions of $668.9 million.
Financing Arrangements

We utilize a variety of financing arrangements, including:
1)Repurchase Agreements: Repurchase agreements effectively allow us to borrow against loans and securities that we own. Under these agreements, we sell our loans and securities to a counterparty and agree to repurchase the same loans and securities from the counterparty at a price equal to the original sales price plus interest. The counterparty retains the sole discretion over both whether to purchase the loan and security from us and, subject to certain conditions, the market value of such loan or security for purposes of determining whether we are required to pay margin to the counterparty. Generally, if the lender determines (subject to certain conditions) that the market value of the collateral in a repurchase transaction has decreased by more than a defined minimum amount, we would be required to repay any amounts borrowed in excess of the product of (i) the revised market value multiplied by (ii) the applicable advance rate. During the term of a repurchase agreement, we receive the principal and interest on the related loans and securities and pay interest to the counterparty. As of December 31, 2025, we had various repurchase agreements, with details referenced in the table provided below.

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

5)ABS Securitized Financing: We utilize ABS securitized financing in the form of net-lease mortgage notes issued under a master trust by wholly-owned consolidated special purpose vehicles. The ABS notes are secured by a pool of mortgage loans and/or mortgage interests on net-leased commercial properties, and the cash flows supporting debt service are derived primarily from the contractual rental payments made by tenants under long-term net leases.

6)Unsecured Senior Notes and Term Loans: We issue senior notes, some of which are convertible, as well as term loans to finance certain operating and investing activities of the Company. The senior notes accrue interest at fixed interest rates, while the term loans are variable, and vary in tenure. Refer to Notes 11 and 12 to the Consolidated Financial Statements for further discussion of our financing arrangements.
Secured Borrowings
The following table is a summary of our secured borrowings as of December 31, 2025 (dollars in thousands):

	Current Maturity		Extended Maturity (a)		Weighted Average Pricing		Pledged Asset Carrying Value		Maximum Facility Size		Outstanding Balance		Approved but Undrawn Capacity (b)	Unallocated Financing Amount (c)
Repurchase Agreements:
Commercial Loans	Aug 2026 to May 2031	(d)	Jun 2029 to Dec 2033	(d)	Index + 1.83%	(e)	$9,986,198		$12,243,159	(f)	$6,048,734		$1,196,142	$4,998,283
Residential Loans	Mar 2026 to Oct 2027		Mar 2026 to Apr 2028		SOFR + 1.65%		2,275,806		3,450,000		1,929,400		59,202	1,461,398
Infrastructure Loans	Sep 2027		Sep 2029		Index + 2.00%		299,123		650,000		211,651		—	438,349
Conduit Loans	Feb 2026 to Jun 2028		Feb 2027 to Jun 2029		SOFR + 2.15%		—		375,000		—		—	375,000
CMBS/RMBS	Jun 2026 to Apr 2032	(g)	Jul 2026 to Oct 2032	(g)	(h)		1,255,407		939,978		700,307	(i)	59,129	180,542
Total Repurchase Agreements							13,816,534		17,658,137		8,890,092		1,314,473	7,453,572
Other Secured Financing:
Borrowing Base Facility	Oct 2027		Oct 2029		SOFR + 2.00%		52,855		1,250,000	(j)	2,000		36,735	1,211,265
Commercial Financing Facilities	Dec 2026 to Apr 2030		Jan 2027 to Dec 2033		Index + 1.98%		705,143		978,143	(k)	480,611		—	497,532
Infrastructure Financing Facilities	Jul 2028 to Oct 2028		Aug 2030 to Jul 2033		SOFR + 1.96%		671,973		1,175,000		515,004		45,711	614,285
Property Financing	Dec 2025 to Dec 2026	(l)	Dec 2025 to May 2029	(l)	SOFR + 2.52%		792,501		1,110,191		622,906	(m)	—	487,285
Term Loans and Revolver	Nov 2027 to Sep 2032		N/A		SOFR + 2.00%		N/A	(n)	2,470,180		2,270,180		200,000	—
STWD 2025-FL4 CLO	Dec 2042		N/A		SOFR + 1.65%		1,108,352		968,628		968,628		—	—
STWD 2022-FL3 CLO	Nov 2038		N/A		SOFR + 1.82%		668,530		505,973		505,973		—	—
STWD 2021-HTS SASB	Apr 2034		N/A		SOFR + 3.80%		103,101		82,693		82,693		—	—
STWD 2021-FL2 CLO	Apr 2038		N/A		SOFR + 1.77%		896,979		674,494		674,494		—	—
Starwood 2025-SIF6 CLO	Oct 2037		N/A		SOFR + 1.72%		503,199		413,500		413,500		—	—
Starwood 2025-SIF5 CLO	Apr 2037		N/A		SOFR + 1.73%		510,441		413,500		413,500		—	—
Starwood 2024-SIF4 CLO	Oct 2036		N/A		SOFR + 1.93%		612,505		496,200		496,200		—	—
STWD 2024-SIF3 CLO	Apr 2036		N/A		SOFR + 2.18%		408,594		330,000		330,000		—	—
ABS Master Series	Mar 2028 to Oct 2032		Mar 2053 to Oct 2055		5.73%	(o)	1,927,934		1,268,328		1,268,328		—	—
Total Other Secured Financing							8,962,107		12,136,830		9,044,017		282,446	2,810,367
							$22,778,641		$29,794,967		$17,934,109		$1,596,919	$10,263,939
Unamortized net discount											(19,301)
Unamortized deferred financing costs											(104,407)
											$17,810,401
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
(e)Certain facilities with an outstanding balance of $2.7 billion as of December 31, 2025 are indexed to EURIBOR, BBSY, SARON, SONIA and STIBOR. The remainder are indexed to SOFR.
(f)Certain facilities with an aggregate initial maximum facility size of $11.8 billion may be increased to $12.2 billion, subject to certain conditions. The $12.2 billion amount includes such upsizes.
(g)Certain facilities with an outstanding balance of $246.4 million as of December 31, 2025 carry a rolling 6 or 12-month term which may reset monthly or quarterly with the lender's consent. These facilities carry no maximum facility size.
(h)Certain facilities with an outstanding balance of $340.5 million as of December 31, 2025 have a weighted average fixed annual interest rate of 4.02%. All other facilities are variable rate with a weighted average rate of SOFR + 1.65%.
(i)Includes: (i) $319.5 million outstanding on a repurchase facility that is not subject to margin calls; and (ii) $25.8 million outstanding on one of our repurchase facilities that represents the 49% pro rata share owed by a non-controlling partner in a consolidated joint venture (see Note 16 to the Consolidated Financial Statements).
(j)The maximum facility size as of December 31, 2025 of $615.0 million may be increased to $1.3 billion, subject to certain conditions. The $1.3 billion amount includes such upsize.
(k)Certain facilities with an aggregate initial maximum facility size of $878.1 million may be increased to $978.1 million, subject to certain conditions. The $978.1 million amount includes such upsizes.
(l)In December 2025, a $17.6 million property mortgage loan to a joint venture in which we hold a 75% interest matured. We are in the process of negotiating a maturity extension with the lender.
(m)Of the total balance, $115.3 million relates to Fundamental.
(n)These facilities are secured by the equity interests in certain of our subsidiaries which totaled $7.7 billion as of December 31, 2025.
(o)Includes: (i) $390.9 million outstanding under ABS Series 2025-1 with a weighted average fixed rate of 5.26%; (ii) $240.3 million outstanding under ABS Series 2024-1 with a weighted average fixed rate of 5.03%; (iii) $313.2 million outstanding under ABS Series 2023-2 with a weighted average fixed rate of 5.89% and (iv) $323.8 million outstanding under ABS Series 2023-1 with a weighted average fixed rate of 6.65%.
Refer to Note 11 to the Consolidated Financial Statements for further disclosure regarding the terms of our secured financing arrangements, including a detailed discussion of new credit facilities and amendments to existing credit facilities executed during the year ended December 31, 2025.
Variance between Average and Quarter-End Credit Facility Borrowings Outstanding
The following table compares the average amount outstanding under our secured financing agreements during each quarter and the amount outstanding as of the end of each quarter, together with an explanation of significant variances (amounts in thousands):

2025 Quarter Ended	Quarter-End Balance	Weighted-Average Balance During Quarter	Variance
March 31, 2025	15,701,971	14,882,903	819,068	(a)
June 30, 2025	16,416,814	16,037,485	379,329
September 30, 2025	18,299,441	17,404,418	895,023	(b)
December 31, 2025	17,934,109	17,281,610	652,499	(a)
(a)Variance primarily due to borrowings on secured debt needed to fund commercial loans that were newly originated close to the end of the quarter.
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
Borrowings under Unsecured Senior Notes
During the years ended December 31, 2025 and 2024, the weighted average effective borrowing rate on our unsecured senior notes was 6.2% and 5.5%, respectively. The effective borrowing rate includes the effects of underwriter purchase discount.
Refer to Note 12 to the Consolidated Financial Statements for further disclosure regarding the terms of our unsecured senior notes.
Scheduled Principal Repayments on Investments and Overhang on Financing Facilities
The following scheduled and/or projected principal repayments on our investments were based on amounts outstanding and extended contractual maturities of those investments as of December 31, 2025. The projected and/or required repayments of financing were based on the earlier of (i) the extended contractual maturity of each credit facility or (ii) the extended contractual maturity of each of the investments that have been pledged as collateral under the respective credit facility (amounts in thousands):

	Scheduled Principal Repayments on Loans and HTM Securities	Scheduled/Projected Principal Repayments on RMBS and CMBS	Projected/Required Repayments of Financing	Scheduled Principal Inflows Net of Financing Outflows
First Quarter 2026	$747,082	$49,256	$(431,863)	$364,475
Second Quarter 2026	837,712	62,891	(587,958)	312,645
Third Quarter 2026	747,058	16,416	(981,646)	(218,172)
Fourth Quarter 2026	688,543	106,525	(677,993)	117,075
Total	$3,020,395	$235,088	$(2,679,460)	$576,023
In the normal course of business, the Company is in discussions with its lenders to extend, amend or replace any financing facilities which contain near term expirations.
Issuances of Equity Securities
We may raise funds through capital market transactions by issuing capital stock. There can be no assurance, however, that we will be able to access the capital markets at any particular time or on any particular terms. We have authorized 100,000,000 shares of preferred stock and 500,000,000 shares of common stock. At December 31, 2025, we had 100,000,000 shares of preferred stock available for issuance and 129,437,121 shares of common stock available for issuance.

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
The amount of leverage we deploy for particular investments in our target assets depends upon our assessment of a variety of factors, which may include the anticipated liquidity and price volatility of the assets in our investment portfolio, the potential for losses and extension risk in our portfolio, the gap between the duration of our assets and liabilities, including hedges, the availability and cost of financing the assets, our opinion of the creditworthiness of our financing counterparties, the health of the U.S., European and Australian economies and commercial, residential and infrastructure markets, our outlook for the level, slope and volatility of interest rates, the credit quality of our assets, the collateral underlying our assets and our outlook for asset spreads relative to the applicable reference rate curve. Our secured debt agreements contain customary affirmative and negative covenants, including financial covenants, that in some cases restrict our total leverage (as defined therein). As of December 31, 2025, we were in compliance with all such covenants.
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

The tax treatment for our aggregate distributions per share of common stock paid with respect to the 2025 tax year is as follows:

Record Date	Payable Date	Per Share Dividend	Ordinary Taxable Dividends	Taxable Qualified Dividends	Total Capital Gain Distribution	Unrecaptured 1250 Gain	Section 199A Dividends

12/31/2024	1/15/2025	$0.3408	$0.1946	$0.0472	$0.0508	$0.0071	$0.1474
3/31/2025	4/15/2025	0.4800	0.2740	0.0665	0.0716	0.0101	0.2075
6/30/2025	7/15/2025	0.4800	0.2740	0.0665	0.0716	0.0101	0.2075
9/30/2025	10/15/2025	0.4800	0.2740	0.0665	0.0716	0.0101	0.2075
		$1.7808	$1.0166	$0.2467	$0.2656	$0.0374	$0.7699

The cash dividend of $0.48 per share of common stock (with a record date of December 31, 2024, that was paid on January 15, 2025) is a split-year dividend, of which $0.1392 was allocable to 2024 and the remaining $0.3408 is allocable to 2025 for federal income tax purposes. The cash dividend of $0.48 per share of common stock (with a record date of December 31, 2025, that was paid on January 15, 2026) is fully allocable to 2026 for federal income tax purposes.

Contractual Obligations and Commitments
Our material contractual obligations and commitments as of December 31, 2025 are as follows (amounts in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Secured financings (a)	$12,780,793	$511,370	$2,737,183	$5,351,011	$4,181,229
Securitized financing (b)	5,153,316	1,060,291	783,223	1,364,171	1,945,631
Unsecured senior notes	4,330,750	400,000	1,380,750	2,000,000	550,000
Future funding commitments:
Commercial Lending (c)	1,559,168	928,704	557,124	73,340	—
Infrastructure Lending (d)	592,059	511,197	80,862	—	—
Property Segment (e)	56,583	43,323	13,260	—	—
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

(c)Excludes $429.5 million of loan funding commitments in which management projects the Company will not be obligated to fund in the future due to repayments made by the borrower earlier than, or in excess of, expectations.

(d)Represents contractual commitments of $253.9 million under revolvers and letters of credit, $164.6 million under delayed draw term loans and $173.6 million of outstanding infrastructure loan purchase commitments.

(e)Represents future construction funding commitments in our Property Segment related to development projects which have estimated rental revenue commencement dates between January 2026 and December 2027.
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
Our future funding commitments are expected to be primarily matched-term funded with secured or securitized financing, with any difference funded from available cash on hand or other potential sources of financing discussed above.
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

Credit Losses
Loans and Debt Securities Measured at Amortized Cost
As discussed in Note 2 to the Consolidated Financial Statements, ASC 326, Financial Instruments – Credit Losses, mandates the use of a current expected credit loss model (“CECL”) for estimating future credit losses of certain financial instruments measured at amortized cost, which requires the consideration of possible credit losses over the life of an instrument. The CECL model applies to our loans held-for-investment (“HFI”) and our held-to-maturity (“HTM”) debt securities which are carried at amortized cost, including future funding commitments and accrued interest receivable related to those loans and securities.
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
Significant judgment is required when estimating future credit losses; therefore, actual results over time could be materially different. As of December 31, 2025, we held $19.5 billion of loans and HTM securities measured at amortized cost with expected future funding commitments of $1.7 billion. During the years ended December 31, 2025, 2024 and 2023, we recognized credit loss provisions of $19.4 million, $197.4 million and $243.7 million, respectively, and the related credit loss allowance was $506.4 million and $504.3 million at December 31, 2025 and 2024, respectively.
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
Significant judgment is required when estimating expected cash flows used in determining the credit loss allowance for AFS debt securities; therefore, actual results over time could be materially different. As of December 31, 2025, we held $88.3 million of AFS debt securities. We did not recognize any provision for credit losses with respect to our AFS debt securities during the three years ended December 31, 2025 and there was no related credit loss allowance as of December 31, 2025.

Valuation of Assets and Liabilities Carried at Fair Value
We measure our VIE assets and liabilities, mortgage-backed securities, investments of consolidated affordable housing fund, derivative assets and liabilities, domestic servicing rights intangible asset and any assets or liabilities where we have elected the fair value option at fair value. When actively quoted observable prices are not available, we either use implied pricing from similar assets and liabilities or valuation models based on net present values of estimated future cash flows, adjusted as appropriate for liquidity, credit, market and/or other risk factors. See Note 21 to the Consolidated Financial Statements for details regarding the various methods and inputs we use in measuring the fair value of our assets and liabilities. As of December 31, 2025, we had $38.7 billion and $32.9 billion of assets and liabilities, respectively, that are measured at fair value, including $34.5 billion of VIE assets and $32.8 billion of VIE liabilities we consolidate pursuant to ASC 810.
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
As of December 31, 2025, we had properties held-for-investment with a carrying value of $3.4 billion. During the year ended December 31, 2025, we recognized $26.8 million of impairment losses on four foreclosed properties in the Commercial and Residential Lending Segment, as discussed in Note 7 to the Consolidated Financial Statements. We estimated the fair values of those properties based on either broker opinions of value, a third-party offer price or a purchase and sale agreement executed shortly after year end. There were no property impairment losses recognized during the year ended December 31, 2024. During the year ended December 31, 2023, we recognized $124.9 million of impairment losses on two foreclosed properties in the Commercial and Residential Lending Segment. We estimated the fair values of those properties based on either a third party appraisal or the sale price specified in an executed letter of intent to sell the property.
Goodwill Impairment
Our goodwill at December 31, 2025 of $259.8 million represents the excess of consideration transferred over the fair value of net assets acquired in connection with the acquisitions of LNR in April 2013 and the Infrastructure Lending Segment in September 2018 and October 2018. In testing goodwill for impairment, we follow ASC 350, Intangibles—Goodwill and Other, which permits a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying value including goodwill. If the qualitative assessment determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying value including goodwill, then no impairment is determined to exist for the reporting unit. However, if the qualitative assessment determines that it is more likely than not that the fair value of the reporting unit is less than its carrying value including goodwill, or we choose not to perform the qualitative assessment, then we compare the fair value of that reporting unit with its carrying value, including goodwill, in a quantitative assessment. If the carrying value of a reporting unit exceeds its fair value, goodwill is considered impaired with the impairment loss measured as the excess of the reporting unit’s carrying value (inclusive of goodwill) over its fair value.
Based on our quantitative assessment during the fourth quarter of 2025, we determined that the fair value of the Investing and Servicing Segment reporting unit to which the LNR acquisition goodwill was attributed exceeded its carrying value including goodwill. This quantitative assessment required judgment to be applied in determining the fair value of our equity in the Investing and Servicing reporting unit, which included estimates of future earnings levels based on historic averages and market earnings multiples for the component businesses.
Based on our quantitative assessment during the fourth quarter of 2025, we determined that the fair value of the Infrastructure Lending Segment reporting unit to which goodwill is attributed exceeded its carrying value including goodwill. This quantitative assessment required judgment to be applied in determining the fair value of our equity in the Infrastructure Lending Segment, which included estimates of future cash flows, terminal equity multiple and market discount rate.

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
We seek to further manage credit risk associated with our Investing and Servicing Segment loans held-for-sale through the purchase of credit instruments. The following table presents our credit instruments as of December 31, 2025 and December 31, 2024 (dollars in thousands):

	Face Value of Loans Held-for-Sale	Aggregate Notional Value of Credit Instruments	Number of Credit Instruments
December 31, 2025	$47,300	$70,000	1
December 31, 2024	$125,695	$64,000	4

During the year ended December 31, 2025, we also entered into a credit default swap with a notional amount of $20.0 million to hedge a portion of credit risk on a large commercial loan held-for-investment.

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
The following table presents financial instruments where we have utilized interest rate derivatives to hedge interest rate risk and the related interest rate derivatives as of December 31, 2025 and 2024 (dollars in thousands); however, consistent with Note 14 to the Consolidated Financial Statements, the notional value and number of interest rate derivatives excludes the residential lending reverse swap trades and forward starting swaps as well as certain other interest rate swaps that were not effective as of December 31, 2025:

	Face Value of Hedged Instruments	Aggregate Notional Value of Credit Instruments	Number of Credit Instruments
Instrument hedged as of December 31, 2025
Loans held-for-sale	$2,502,852	$2,238,400	28
RMBS, available-for-sale	172,554	40,000	1
CMBS, fair value option	102,587	57,380	2
HTM debt securities	22,302	16,898	3
Net lease properties	229,246	229,200	2
Secured financing agreements	490,000	490,000	2
Unsecured senior notes	3,275,000	3,275,000	7
	$6,794,541	$6,346,878	45
Instrument hedged as of December 31, 2024
Loans held-for-sale	$2,820,654	$3,573,200	47
RMBS, available-for-sale	180,654	40,000	1
CMBS, fair value option	76,641	38,380	1
HTM debt securities	7,955	7,358	1
Secured financing agreements	507,895	531,746	4
Unsecured senior notes	2,250,000	2,235,000	5
	$5,843,799	$6,425,684	59
The table below summarizes the estimated annual change in net investment income for our variable rate investments and our variable rate debt assuming increases or decreases in SOFR or other applicable index rates and adjusted for the effects of our interest rate hedging activities (amounts in thousands). However, this table excludes: (i) our floating rate residential loan debt along with its related hedges (see Note 14); (ii) certain other interest rate swaps that were not effective as of December 31, 2025 (see Note 14); and (iii) nonaccrual loans (see Note 5).

Income (Expense) Subject to Interest Rate Sensitivity	Variable rate investments and indebtedness (1)	0.50% Decrease	0.25% Decrease	0.25% Increase
Investment income from variable rate investments	$18,343,043	$(82,566)	$(42,361)	$44,204
Interest expense from variable rate debt, net of interest rate derivatives	(16,761,829)	86,058	43,029	(43,098)
Net investment income from variable rate instruments	$1,581,214	$3,492	$668	$1,106
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

The following table represents our assets and liabilities that are denominated in Pounds Sterling (“GBP”), Euros (“EUR”), Australian dollars (“AUD”), Swiss Francs (“CHF”) and Swedish Kronas (“SEK”) as well as our expected future net interest receipts (amounts in thousands):

	December 31, 2025
	GBP	EUR	AUD		CHF		SEK
Foreign currency assets	£1,192,231	€1,365,608	A$	1,651,036	Fr.	43,301	kr	1,261,669
Foreign currency liabilities	(831,947)	(995,093)	(1,144,147)		(32,018)		(983,330)
Foreign currency contracts - notional, net	(427,663)	(403,709)	(719,628)		(11,742)		(360,609)
Subtotal (1)	£(67,379)	€(33,194)	A$	(212,739)	Fr.	(459)	kr	(82,270)

	December 31, 2024
	GBP	EUR	AUD		CHF		SEK
Foreign currency assets	£1,504,911	€748,130	A$	1,645,315	Fr.	65,995	kr	—
Foreign currency liabilities	(1,089,633)	(481,566)	(1,148,993)		(48,856)		—
Foreign currency contracts - notional, net	(490,124)	(293,927)	(654,648)		(19,084)		—
Subtotal (1)	£(74,846)	€(27,363)	A$	(158,326)	Fr.	(1,945)	kr	—
______________________________________________________________________________________________________________________

(1)     Primarily relates to expected net interest cash flows on the respective assets and liabilities over their term.

Substantially all of our net asset exposure to the GBP, EUR, AUD, CHF and SEK has been hedged with foreign currency forward contracts as of December 31, 2025, as indicated in the table above. Refer to Note 14 to the Consolidated Financial Statements for further detail regarding our foreign currency derivatives and their contractual maturities.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Starwood Property Trust, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Starwood Property Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, equity and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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

Performing audit procedures to evaluate the appropriateness of these fair values requires a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists who possess significant quantitative and modeling expertise.
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
February 25, 2026
We have served as the Company’s auditor since 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Starwood Property Trust, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Starwood Property Trust. Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 25, 2026, expressed an unqualified opinion on those financial statements and financial statement schedules.
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
February 25, 2026

Starwood Property Trust, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except share data)

	As of December 31,
	2025	2024
Assets:
Cash and cash equivalents	$499,480	$377,831
Restricted cash	175,167	176,164
Loans held-for-investment, net of credit loss allowances of $440,842 and $448,295	18,862,712	15,437,013
Loans held-for-sale, at fair value	2,323,543	2,516,008
Investment securities, net of credit loss allowances of $37,369 and $24,463 ($121,433 and $126,297 held at fair value)	301,000	533,258
Properties, net	3,448,652	1,373,678
Investments of consolidated affordable housing fund, at fair value	1,727,499	2,073,533
Investments in unconsolidated entities	84,752	99,370
Goodwill	259,846	259,846
Intangible assets, net ($28,280 and $22,390 held at fair value)	436,059	60,704
Derivative assets	45,813	175,520
Accrued interest receivable	162,679	167,767
Other assets	362,991	368,229
Variable interest entity (“VIE”) assets, at fair value	34,493,164	38,937,576
Total Assets	$63,183,357	$62,556,497
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$499,750	$434,584
Related-party payable	31,662	38,958
Dividends payable	180,413	163,383
Derivative liabilities	83,983	94,890
Secured financing agreements, net	12,678,948	11,151,557
Securitized financing, net	5,131,453	3,196,426
Unsecured senior notes, net	4,283,836	2,994,682
VIE liabilities, at fair value	32,803,806	37,288,545
Total Liabilities	55,693,851	55,363,025
Commitments and contingencies (Note 23)
Temporary Equity: Redeemable non-controlling interests	364,118	426,695
Permanent Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Preferred stock, $0.01 per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 per share, 500,000,000 shares authorized, 378,011,570 issued and 370,562,879 outstanding as of December 31, 2025 and 344,858,379 issued and 337,409,688 outstanding as of December 31, 2024	3,780	3,449
Additional paid-in capital	6,957,216	6,322,763
Treasury stock (7,448,691 shares)	(138,022)	(138,022)
Retained earnings (accumulated deficit)	(39,018)	235,323
Accumulated other comprehensive income	11,560	13,594
Total Starwood Property Trust, Inc. Stockholders’ Equity	6,795,516	6,437,107
Non-controlling interests in consolidated subsidiaries	329,872	329,670
Total Permanent Equity	7,125,388	6,766,777
Total Liabilities and Equity	$63,183,357	$62,556,497
________________________________________________________
Note: In addition to the VIE assets and liabilities which are separately presented, our consolidated balance sheets as of December 31, 2025 and 2024 include assets of $6.7 billion and $4.1 billion, respectively, and liabilities of $5.2 billion and $3.2 billion, respectively, related to securitized financing issued by VIEs. These assets can only be used to settle obligations of the securitized financing VIEs, and the related liabilities do not have recourse to Starwood Property Trust, Inc. Refer to Note 16 for additional discussion of VIEs.
See notes to consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Consolidated Statements of Operations
(Amounts in thousands, except per share data)

	For the Year Ended December 31,
	2025	2024	2023
Revenues:
Interest income from loans	$1,518,509	$1,698,067	$1,804,104
Interest income from investment securities	34,461	66,805	76,524
Servicing fees	86,543	55,199	33,121
Rental income	182,440	107,998	127,666
Other revenues	22,336	18,774	8,493
Total revenues	1,844,289	1,946,843	2,049,908
Costs and expenses:
Management fees	137,265	145,177	141,543
Interest expense	1,276,987	1,348,693	1,436,107
General and administrative	208,809	199,236	180,212
Costs of rental operations	60,801	48,237	44,842
Depreciation and amortization	78,981	41,306	49,141
Credit loss provision, net	19,370	197,400	243,728
Other expense	4,349	2,023	2,745
Total costs and expenses	1,786,562	1,982,072	2,098,318
Other income (loss):
Change in net assets related to consolidated VIEs	154,758	75,706	181,688
Change in fair value of servicing rights	5,890	3,006	1,594
Change in fair value of investment securities, net	2,187	1,014	767
Change in fair value of mortgage loans, net	184,440	75,880	62,702
Income from affordable housing fund investments	46,953	102,141	291,244
Earnings from unconsolidated entities	14,553	13,096	16,722
Gain on sale of investments and other assets, net	42,913	100,710	25,729
(Loss) gain on derivative financial instruments, net	(127,268)	157,934	(38,605)
Foreign currency gain (loss), net	112,944	(73,928)	60,834
Gain (loss) on extinguishment of debt, net	17,681	(3,940)	(1,238)
Other loss, net	(32,966)	(10,381)	(135,552)
Total other income	422,085	441,238	465,885
Income before income taxes	479,812	406,009	417,475
Income tax (provision) benefit	(36,719)	(25,432)	682
Net income	443,093	380,577	418,157
Net income attributable to non-controlling interests	(31,549)	(20,644)	(78,944)
Net income attributable to Starwood Property Trust, Inc.	$411,544	$359,933	$339,213

Earnings per share data attributable to Starwood Property Trust, Inc.:
Basic	$1.15	$1.10	$1.07
Diluted	$1.15	$1.10	$1.07
See notes to consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Amounts in thousands)

	For the Year Ended December 31,
	2025	2024	2023
Net income	$443,093	$380,577	$418,157
Other comprehensive loss (net change by component):
Available-for-sale securities	(2,034)	(1,758)	(5,603)
Other comprehensive loss	(2,034)	(1,758)	(5,603)
Comprehensive income	441,059	378,819	412,554
Less: Comprehensive income attributable to non-controlling interests	(31,549)	(20,644)	(78,944)
Comprehensive income attributable to Starwood Property Trust, Inc.	$409,510	$358,175	$333,610
See notes to consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Consolidated Statements of Equity
(Amounts in thousands, except share data)

	Temporary Equity	Common stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Starwood Property Trust, Inc. Stockholders’ Equity	Non- Controlling Interests	Total Permanent Equity
		Shares	Par Value		Shares	Amount
Balance, December 31, 2022	$362,790	318,123,861	$3,181	$5,807,087	7,448,691	$(138,022)	$769,237	$20,955	$6,462,438	$373,479	$6,835,917
Proceeds from DRIP Plan	—	57,492	1	1,090	—	—	—	—	1,091	—	1,091
Proceeds from employee stock purchase plan	—	123,327	1	1,905	—	—	—	—	1,906	—	1,906
Redemption of Class A Units		—	—	43					43	(43)	—
Share-based compensation	—	1,667,034	17	39,230	—	—	—	—	39,247	—	39,247
Manager fees paid in stock	—	843,051	8	15,315	—	—	—	—	15,323	—	15,323
Net income	58,410	—	—	—	—	—	339,213	—	339,213	20,534	359,747
Dividends declared, $1.92 per share	—	—	—	—	—	—	(602,569)	—	(602,569)	—	(602,569)
Other comprehensive loss, net	—	—	—	—	—	—	—	(5,603)	(5,603)	—	(5,603)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	2,724	2,724
Distributions to non-controlling interests	(6,852)	—	—	—	—	—	—	—	—	(39,149)	(39,149)
Balance, December 31, 2023	$414,348	320,814,765	$3,208	$5,864,670	7,448,691	$(138,022)	$505,881	$15,352	$6,251,089	$357,545	$6,608,634
Net proceeds from common stock offering	—	20,125,000	201	392,080	—	—	—	—	392,281	—	392,281
Proceeds from DRIP Plan	—	64,572	1	1,282	—	—	—	—	1,283	—	1,283
Proceeds from employee stock purchase plan	—	113,953	1	1,922	—	—	—	—	1,923	—	1,923
Share-based compensation	—	2,682,359	27	41,759	—	—	—	—	41,786	—	41,786
Manager fees paid in stock	—	1,057,730	11	21,050	—	—	—	—	21,061	—	21,061
Net income	19,549	—	—	—	—	—	359,933	—	359,933	1,095	361,028
Dividends declared, $1.92 per share	—	—	—	—	—	—	(630,491)	—	(630,491)	—	(630,491)
Other comprehensive loss, net	—	—	—	—	—	—	—	(1,758)	(1,758)	—	(1,758)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	9,306	9,306
Distributions to non-controlling interests	(7,202)	—	—	—	—	—	—	—	—	(38,276)	(38,276)
Balance, December 31, 2024	$426,695	344,858,379	$3,449	$6,322,763	7,448,691	$(138,022)	$235,323	$13,594	$6,437,107	$329,670	$6,766,777
Net proceeds from common stock offering	—	27,125,000	271	533,242	—	—	—	—	533,513	—	533,513
Net proceeds from ATM Agreement	—	1,561,634	16	31,089	—	—	—	—	31,105	—	31,105
Proceeds from DRIP Plan	—	68,963	—	1,264	—	—	—	—	1,264	—	1,264
Proceeds from employee stock purchase plan	—	115,117	1	1,930	—	—	—	—	1,931	—	1,931
Redemption of Class A Units	—	64,000	1	1,388	—	—	—	—	1,389	(1,389)	—
Share-based compensation	—	3,638,359	36	54,058	—	—	—	—	54,094	—	54,094
Manager fees paid in stock	—	580,118	6	11,482	—	—	—	—	11,488	—	11,488
Net income	6,929	—	—	—	—	—	411,544	—	411,544	24,620	436,164
Dividends declared, $1.92 per share	—	—	—	—	—	—	(685,885)	—	(685,885)	—	(685,885)
Other comprehensive loss, net	—	—	—	—	—	—	—	(2,034)	(2,034)	—	(2,034)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	7,450	7,450
Distributions to non-controlling interests	(69,506)	—	—	—	—	—	—	—	—	(30,479)	(30,479)
Balance, December 31, 2025	$364,118	378,011,570	$3,780	$6,957,216	7,448,691	$(138,022)	$(39,018)	$11,560	$6,795,516	$329,872	$7,125,388

See notes to consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Amounts in thousands)

	For the Year Ended December 31,
	2025	2024	2023
Cash Flows from Operating Activities:
Net income	$443,093	$380,577	$418,157
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs, premiums and discounts on secured borrowings	46,650	48,916	50,467
Amortization of discounts and deferred financing costs on unsecured senior notes	11,924	10,860	9,365
Accretion of net discount on investment securities	(5,685)	(5,868)	(8,498)
Accretion of net deferred loan fees and discounts	(62,351)	(63,775)	(67,112)
Share-based compensation	54,094	41,786	39,247
Manager fees paid in stock	11,488	21,061	15,323
Change in fair value of investment securities	(2,187)	(1,014)	(767)
Change in fair value of consolidated VIEs	(5,860)	69,749	(33,158)
Change in fair value of servicing rights	(5,890)	(3,006)	(1,594)
Change in fair value of loans	(184,440)	(75,880)	(62,702)
Change in fair value of affordable housing fund investments	346,034	(60,700)	(251,831)
Change in fair value of derivatives	153,587	(84,218)	128,218
Foreign currency (gain) loss, net	(112,944)	73,928	(60,834)
Gain on sale of investments and other assets	(42,913)	(100,710)	(25,729)
Impairment charges on properties and related intangibles	26,766	—	124,902
Credit loss provision, net	19,370	197,400	243,728
Depreciation and amortization	84,832	46,256	54,296
Earnings from unconsolidated entities	(14,553)	(13,096)	(16,722)
Distributions of earnings from unconsolidated entities	10,863	5,035	8,847
(Gain) loss on extinguishment of debt	(17,681)	3,940	1,238
Origination and purchase of loans held-for-sale, net of principal collections	(923,497)	(1,525,121)	(571,005)
Proceeds from sale of loans held-for-sale	1,285,302	1,728,006	770,733
Changes in operating assets and liabilities:
Related-party payable	(7,296)	(5,858)	3,630
Accrued and capitalized interest receivable, less purchased interest	(103,841)	(70,420)	(155,831)
Other assets	23,150	(76,250)	(65,780)
Accounts payable, accrued expenses and other liabilities	(50,163)	104,988	(17,991)
Net cash provided by operating activities	977,852	646,586	528,597
Cash Flows from Investing Activities:
Origination, purchase and funding of loans held-for-investment	(7,787,410)	(3,045,851)	(2,717,720)
Proceeds from principal collections on loans	4,510,844	4,628,837	3,337,402
Proceeds from loans sold	229,867	87,269	95,271
Purchase and funding of investment securities	(81,621)	(88,706)	(11,578)
Proceeds from sales and redemptions of investment securities	9,256	3,690	3,042
Proceeds from principal collections on investment securities	304,351	274,160	90,348
Proceeds from sales of real estate	100,940	216,825	73,569
Net cash paid in merger	(878,493)	—	—
Purchases and additions to properties and other assets	(269,043)	(27,939)	(25,085)
Investments in unconsolidated entities	(313)	(6,569)	(2,603)
Proceeds from sale of interest in an unconsolidated entity	69,819	—	—
Distribution of capital from unconsolidated entities	250	5,640	10,977
Cash acquired through foreclosures	733	4,401	824
Payments for purchase or termination of derivatives	(54,515)	(19,813)	(42,411)
Proceeds from origination or termination of derivatives	68,883	52,010	43,038
Net cash (used in) provided by investing activities	$(3,776,452)	$2,083,954	$855,074
See notes to consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(Amounts in thousands)

	For the Year Ended December 31,
	2025	2024	2023
Cash Flows from Financing Activities:
Proceeds from borrowings	$14,667,362	$7,204,169	$6,559,959
Principal repayments on and repurchases of borrowings	(11,430,553)	(9,242,960)	(7,473,900)
Payment of deferred financing costs	(89,193)	(70,031)	(20,990)
Net proceeds from issuances of common stock	567,813	395,487	2,997
Payment of dividends	(668,855)	(619,996)	(601,192)
Contributions from non-controlling interests	7,450	9,306	2,724
Distributions to non-controlling interests	(99,985)	(45,478)	(45,368)
Issuance of debt of consolidated VIEs	—	12,923	—
Repayment of debt of consolidated VIEs	(165,052)	(187,703)	(48,435)
Distributions of cash from consolidated VIEs	130,571	58,383	169,642
Net cash provided by (used in) financing activities	2,919,558	(2,485,900)	(1,454,563)
Net increase (decrease) in cash, cash equivalents and restricted cash	120,958	244,640	(70,892)
Cash, cash equivalents and restricted cash, beginning of period	553,995	311,972	382,133
Effect of exchange rate changes on cash	(306)	(2,617)	731
Cash, cash equivalents and restricted cash, end of period	$674,647	$553,995	$311,972
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,188,901	$1,294,131	$1,351,533
Income taxes paid, net	696	4,010	1,670
Supplemental disclosure of non-cash investing and financing activities:
Dividends declared with respect to the fourth quarter, but not yet paid	$178,510	$162,553	$153,705
Consolidation of VIEs (VIE asset/liability additions)	2,278,350	2,808,141	722,039
Deconsolidation of VIEs (VIE asset/liability reductions)	62,461	891,494	—
Net assets acquired in merger:
Assets acquired, less cash	2,204,987	—	—
Liabilities assumed	1,326,494	—	—
Net assets acquired through foreclosure or equity control:
Assets acquired, less cash	201,885	356,871	101,963
Liabilities assumed	2,489	6,857	983
Loan principal collections temporarily held at master servicer	35,392	46,648	124,314
Redemption of Class A Units for common stock	1,389	—	—
Debt assumed by purchaser in sale of real estate	—	(194,900)	—
Reclassification of loans held-for-investment to loans held-for-sale	—	48,695	41,392
Net assets acquired from consolidated VIEs	—	7,650	—
Lease liabilities arising from obtaining right-of-use assets	—	—	29,821
See notes to consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of December 31, 2025
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
We have four reportable business segments as of December 31, 2025 and we refer to the investments within these segments as our target assets:
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
Credit Losses
Loans and Debt Securities Measured at Amortized Cost
ASC 326, Financial Instruments – Credit Losses, mandates the use of a current expected credit loss model (“CECL”) for estimating future credit losses of certain financial instruments measured at amortized cost, which requires the consideration of possible credit losses over the life of an instrument. The CECL model applies to our HFI loans and our HTM debt securities which are carried at amortized cost, including future funding commitments and accrued interest receivable related to those loans and securities. However, as permitted by ASC 326, we have elected not to measure an allowance for credit losses on accrued interest receivable (which is classified separately on our consolidated balance sheet), but rather write off in a timely manner by reversing interest income and/or cease accruing interest that would likely be uncollectible.
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

Investments of Consolidated Affordable Housing Fund
On November 5, 2021, we established Woodstar Portfolio Holdings, LLC (the “Woodstar Fund”), an investment fund which holds our Woodstar multifamily affordable housing portfolios described in Note 8. As managing member of the Woodstar Fund, we manage interests purchased by third party investors seeking capital appreciation and an ongoing return, for which we earn (i) a management fee based on each investor’s share of total Woodstar Fund equity; and (ii) an incentive distribution if the Woodstar Fund’s returns exceed an established threshold. In connection with the establishment of the Woodstar Fund, we entered into subscription and other related agreements with certain third party institutional investors to sell, through a feeder fund structure, an aggregate 20.6% interest in the Woodstar Fund for an initial aggregate subscription price of $216.0 million, which was adjusted to $214.2 million post-closing. The Woodstar Fund has an initial term of eight years.

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

Goodwill

Goodwill is not amortized, but rather tested for impairment annually or more frequently if events or changes in circumstances indicate potential impairment. Goodwill at December 31, 2025 and 2024 represents the excess of the consideration paid over the fair value of net assets acquired in connection with the acquisitions of LNR Property LLC (“LNR”) in April 2013 and the Infrastructure Lending Segment in September and October 2018.
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
Leases
ASC 842, Leases, establishes a right-of-use model for lessee accounting which results in the recognition of most leased assets and lease liabilities on the balance sheet of the lessee. Lessor accounting was not significantly affected by this ASC. We elected not to apply the recognition provisions of ASC 842 to short-term leases, which have original lease terms of 12 months or less. As a lessor, we elected not to separate nonlease components, such as reimbursements from tenants for common area maintenance (“CAM”), from lease components for all classes of underlying assets, and continue to recognize such nonlease components ratably in rental income. We also elected to continue to exclude from rental income all sales, use and other similar taxes collected from lessees. As required by ASC 842, we do not record as revenues and expenses lessor costs (such as property taxes) paid directly by the lessees. All of our leases as a lessor are currently classified as operating leases, which are subject to straight-line revenue recognition. For leases in which we are the lessee, we classify leases as operating leases or finance leases in accordance with ASC 842 and record a right-of-use asset and a corresponding lease liability at commencement based on the present value of lease payments over the lease term. Operating lease rental income and expense is generally recognized on a straight-line basis over the lease term. For finance leases, we recognize interest expense on the lease liability and amortization expense on the right-of-use asset, generally resulting in higher total expense in the earlier periods of the lease term.

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

Nearly all of the Company’s unvested RSUs and RSAs contain rights to receive non-forfeitable dividends and thus are participating securities. In addition, the non-controlling interests that are redeemable with our common stock are considered participating securities because they earn a preferred return indexed to the dividend rate on our common stock (see Note 18). Due to the existence of these participating securities, the two-class method of computing EPS is required, unless another method is determined to be more dilutive. Under the two-class method, undistributed earnings are reallocated between shares of common stock and participating securities. For the years ended December 31, 2025, 2024 and 2023, the two-class method resulted in the most dilutive EPS calculation.

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
We believe the estimates and assumptions underlying our consolidated financial statements are reasonable and supportable based on the information available as of December 31, 2025. Actual results may ultimately differ from those estimates.
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
On November 12, 2025, the FASB issued ASU 2025-08, Financial Instruments—Credit Losses (Topic 326): Purchased Loans, which eliminates the distinction between purchased credit-deteriorated and non-credit-deteriorated loans and expands the use of the gross-up approach for substantially all purchased financial assets. The ASU removes the requirement to recognize a day-one credit loss provision for most acquired loans and clarifies the subsequent measurement and interest income recognition for purchased financial assets. This ASU is effective for our fiscal year ending December 31, 2027, including interim periods within that year, with early adoption permitted. The guidance is to be applied prospectively to loans acquired on or after the adoption date, so will have no immediate effect on the Company's financial position or results of operation upon adoption.

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

The merger qualified as an asset acquisition based on the provisions of ASC 805. The total purchase price, including capitalized transaction costs and fair value of indebtedness assumed (see Note 21), was allocated to the assets acquired based on their relative fair values determined by a third party appraisal, as follows: properties of $1.8 billion, in-place lease intangible assets of $307.4 million, favorable lease intangible assets of $71.6 million and unfavorable lease liabilities of $32.9 million. Debt assumed included $878.3 million of ABS financing and $400.6 million of revolving secured financing. Refer to Note 11 for further discussion.

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

During the years ended December 31, 2025, 2024 and 2023, we had no other significant acquisitions of properties or businesses other than properties acquired through foreclosure or obtaining equity control as discussed in Note 5 and additional properties subsequently acquired by Fundamental as discussed in Note 7.

Divestitures

Property Segment - Woodstar Fund Asset

During the year ended December 31, 2025, we sold one of the 59 properties that comprise the Woodstar Fund. This property was a 264-unit multifamily affordable housing community that we sold at our fair value basis of $56.4 million.

Commercial and Residential Lending Segment

During the year ended December 31, 2025, we sold an office building in Texas for $60.0 million, which had been acquired via equity control of the related mezzanine borrower entity in May 2022. In 2023, we recorded a $30.1 million impairment on the property. Upon sale, we recognized a net gain of $4.1 million in our consolidated statements of operations, representing: (i) forgiveness of debt totaling $23.5 million, which is reflected as gain on extinguishment of debt, offset by (ii) the excess of our carrying value over sales proceeds of $19.4 million, which is reflected within gain on sale of investments and other assets in our consolidated statement of operations.

During the year ended December 31, 2025, we sold an equity interest originally obtained in connection with a 2013 loan origination for gross proceeds of $70.0 million and recognized a gain of $51.4 million. See Note 9 for further discussion.

During the year ended December 31, 2025, we sold a unit in a residential conversion project in New York for $5.4 million. During the year ended December 31, 2024, we sold three units in that residential conversion project for $12.1 million. During the year ended December 31, 2023, we sold four units in that residential conversion project for $12.1 million. In connection with these sales, there was no gain or loss recognized in our consolidated statements of operations.

Investing and Servicing Segment Property Portfolio

During the year ended December 31, 2025, we sold two operating properties for $36.3 million. In connection with these sales, we recognized a total gain of $10.1 million within gain on sale of investments and other assets in our consolidated statement of operations. During the year ended December 31, 2024, we sold an operating property for $18.2 million. In connection with this sale, we recognized a gain of $8.3 million within gain on sale of investments and other assets in our consolidated statement of operations, of which $2.5 million was attributable to non-controlling interests. During the year ended December 31, 2023, we sold four operating properties, including a controlling financial interest in a subsidiary for $63.7 million. We recognized a total gain of $25.6 million within gain on sale of investments and other assets in our consolidated statement of operations, of which $10.2 million related to the deconsolidation of the subsidiary.

Property Segment Master Lease Portfolio

On February 29, 2024, we sold the 16 retail properties which comprised our Property Segment’s Master Lease Portfolio for a gross sale price of $387.1 million. In connection with the sale, the purchaser assumed the related mortgage debt of $194.9 million, which resulted in net proceeds of $188.0 million after selling costs. We recognized a gain of $92.0 million, which is included within gain on sale of investments and other assets in our consolidated statement of operations for the year ended December 31, 2024, and a $1.2 million loss on extinguishment of debt. Pretax income attributable to the Master Lease Portfolio prior to its sale was $3.3 million and $11.7 million during the years ended December 31, 2024 and 2023, respectively.

4. Restricted Cash
A summary of our restricted cash as of December 31, 2025 and 2024 is as follows (amounts in thousands):

	As of December 31,
	2025	2024
Cash collateral for derivative financial instruments	$67,082	$79,974
Cash restricted by lenders	39,323	25,332
Funds held on behalf of borrowers and tenants	68,461	69,920
Other restricted cash	301	938
	$175,167	$176,164

5. Loans
Our loans held-for-investment are accounted for at amortized cost and our loans held-for-sale are accounted for at the lower of cost or fair value, unless we have elected the fair value option for either. The following tables summarize our investments in mortgages and loans as of December 31, 2025 and 2024 (dollars in thousands):

December 31, 2025	Carrying Value	Face Amount	Weighted Average Coupon (1)	Weighted Average Life (“WAL”) (years)(2)
Loans held-for-investment:
Commercial loans:
First mortgages (3)	$16,086,585	$16,148,916	7.0%	2.7
Subordinated mortgages (4)	15,683	15,290	11.1%	0.1
Mezzanine loans (3)	311,175	313,619	10.8%	2.8
Other	51,255	51,688	9.1%	2.6
Total commercial loans	16,464,698	16,529,513
Infrastructure first priority loans	2,838,856	2,890,373	7.4%	5.1
Total loans held-for-investment	19,303,554	19,419,886
Loans held-for-sale:
Residential, fair value option	2,278,067	2,455,552	4.4%	N/A	(5)
Commercial, fair value option	45,476	47,300	6.4%	8.5
Total loans held-for-sale	2,323,543	2,502,852
Total gross loans	21,627,097	$21,922,738
Credit loss allowances:
Commercial loans held-for-investment	(426,365)
Infrastructure loans held-for-investment	(14,477)
Total allowances	(440,842)
Total net loans	$21,186,255

December 31, 2024
Loans held-for-investment:
Commercial loans:
First mortgages (3)	$12,931,333	$12,955,038	7.9%	2.4
Subordinated mortgages (4)	31,247	31,000	14.3%	1.4
Mezzanine loans (3)	323,041	324,021	11.1%	1.7
Other	46,255	46,688	13.2%	3.8
Total commercial loans	13,331,876	13,356,747
Infrastructure first priority loans	2,553,432	2,594,267	8.3%	4.4
Total loans held-for-investment	15,885,308	15,951,014
Loans held-for-sale:
Residential, fair value option	2,394,624	2,694,959	4.5%	N/A	(5)
Commercial, fair value option	121,384	125,695	7.0%	7.3
Total loans held-for-sale	2,516,008	2,820,654
Total gross loans	18,401,316	$18,771,668
Credit loss allowances:
Commercial loans held-for-investment	(436,812)
Infrastructure loans held-for-investment	(11,483)
Total allowances	(448,295)
Total net loans	$17,953,021
______________________________________________________________________________________________________________________
(1)Calculated using applicable index rates as of December 31, 2025 and 2024 for variable rate loans and excludes loans for which interest income is not recognized.
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

(3)First mortgages include first mortgage loans and any contiguous mezzanine loan components because as a whole, the expected credit quality of these loans is more similar to that of a first mortgage loan. The application of this methodology resulted in mezzanine loans with carrying values of $1.3 billion and $0.9 billion being classified as first mortgages as of December 31, 2025 and 2024, respectively.
(4)Subordinated mortgages include B-Notes and junior participation in first mortgages where we do not own the senior A-Note or senior participation. If we own both the A-Note and B-Note, we categorize the loan as a first mortgage loan.
(5)Residential loans have a weighted average remaining contractual life of 25.8 years and 26.8 years as of December 31, 2025 and 2024, respectively.
As of December 31, 2025, our variable rate loans held-for-investment, excluding loans for which interest income is not recognized, were as follows (dollars in thousands):

December 31, 2025	Carrying Value	Weighted-average Spread Above Index
Commercial loans	$15,226,555	3.4%
Infrastructure loans	2,838,856	3.6%
Total variable rate loans held-for-investment	$18,065,411	3.4%
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

The macroeconomic forecasts do not differentiate among property types or asset classes. Instead, these forecasts reference general macroeconomic conditions (i.e. Gross Domestic Product, employment and interest rates) which apply broadly across all assets. For instance, the office sector has been adversely affected by the increase in remote working arrangements, the retail sector has been adversely affected by electronic commerce and the multifamily sector has been strained by sustained higher interest rates. The broad macroeconomic forecasts do not account for such differentiation. Accordingly, we have selected more adverse macroeconomic recovery forecasts for these property types than others in determining our credit loss allowance. We have also selected more adverse macroeconomic recovery forecasts for those loans containing higher risk ratings.
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

The significant credit quality indicators for our loans measured at amortized cost, which excludes loans held-for-sale, were as follows as of December 31, 2025 (dollars in thousands):

	Term Loans Amortized Cost Basis by Origination Year						Total Amortized Cost Basis	Credit Loss Allowance
As of December 31, 2025	2025	2024	2023	2022	2021	Prior
Commercial loans:
Credit quality indicator:
LTV < 60%	$1,451,764	$313,145	$366,195	$778,968	$372,722	$386,450	$3,669,244	$3,076
LTV 60% - 70%	2,549,701	293,835	447,568	1,699,336	1,708,043	332,383	7,030,866	21,581
LTV > 70%	752,167	433,138	207,100	930,497	1,964,030	1,335,917	5,622,849	349,446
Credit deteriorated	—	—	—	90,735	—	41,454	132,189	52,262
Defeased and other	5,000	—	4,550	—	—	—	9,550	—
Total commercial	$4,758,632	$1,040,118	$1,025,413	$3,499,536	$4,044,795	$2,096,204	$16,464,698	$426,365
Infrastructure loans:
Credit quality indicator:
Power	$1,150,766	$314,051	$108,363	$46,095	$23,326	$33,628	$1,676,229	$7,672
Oil and gas	730,659	235,374	155,249	—	—	41,345	1,162,627	6,805
Total infrastructure	$1,881,425	$549,425	$263,612	$46,095	$23,326	$74,973	$2,838,856	$14,477
Loans held-for-sale							2,323,543	—
Total gross loans							$21,627,097	$440,842

Non-Credit Deteriorated Loans

As of December 31, 2025, we had three commercial loans with a combined amortized cost basis of $628.5 million along with $72.6 million of residential loans that were 90 days or greater past due. All of these loans were on nonaccrual as of December 31, 2025, except for a commercial loan with an amortized cost basis of $269.0 million, for which we acquired the remaining senior mortgage interest in this loan from a third party lender subsequent to year end. We also had five commercial loans with a combined amortized cost basis of $535.6 million on nonaccrual that were not 90 days or greater past due as of December 31, 2025. None of these loans were considered credit deteriorated. As of December 31, 2024, we had a total of $1.0 billion of non-credit deteriorated loans on nonaccrual. During the year ended December 31, 2025, commercial loans placed on nonaccrual totaled $179.0 million and resolutions totaled $238.0 million.
Credit Deteriorated Loans
As of December 31, 2025, we had three loans with a combined amortized cost basis of $132.1 million which were deemed credit deteriorated and are on nonaccrual under the cost recovery method: (i) a $90.7 million commercial first mortgage loan on a multifamily property in Phoenix placed on nonaccrual during 2025, for which we assigned a $19.7 million specific credit loss allowance (based on a third party appraisal). The loan was deemed credit deteriorated as the sponsor was unable to fund required debt service shortfalls and capital expenditures and was foreclosed subsequent to year end; (ii) a $36.5 million commercial mezzanine loan on an office portfolio in Ireland placed on nonaccrual during 2025, for which we assigned a $27.6 million specific credit loss allowance, based on a third party purchase of a portion of the mezzanine loan (see Note 17). The loan was deemed credit deteriorated based on the terms of a modification whereby the sponsor will not fund future debt service shortfalls or capital expenditures; and (iii) a $4.9 million commercial subordinated loan secured by a department store in Chicago which was deemed credit deteriorated and was fully reserved in prior years.
Foreclosure and Equity Control
During the year ended December 31, 2025, we foreclosed on or otherwise obtained control over the following loan collateral:
In June 2025, we obtained a deed in lieu of foreclosure on a first mortgage and mezzanine loan on a life science property in Boston, Massachusetts, which resulted in our obtaining physical possession of the underlying collateral. The net carrying value of our loan related to this property (including previously accrued interest) totaled $55.7 million, net of a specific credit loss allowance of $17.2 million provided during the three months ended June 30, 2025 in accordance with a valuation provided by a third party appraisal. In connection with the foreclosure, we recorded properties of $55.7 million in accordance with the asset acquisition provisions of ASC 805. This loan was placed on nonaccrual during the year ended December 31, 2025.

In May 2025, we obtained control over the pledged equity interests of a mezzanine borrower entity related to a multifamily property in Windermere, Florida, which resulted in our consolidating the mezzanine borrower entity including the underlying property collateral. The net carrying value of our loans related to this property totaled $83.9 million and consisted of first mortgage and mezzanine loans. In connection with the consolidation of the mezzanine borrower entity, we recorded properties of $83.9 million in accordance with the asset acquisition provisions of ASC 805. This loan was placed on nonaccrual during the year ended December 31, 2024.
In February 2025, we foreclosed on a first mortgage and mezzanine loan on a multifamily property in Conyers, Georgia. The net carrying value of our loan related to this property (including previously accrued interest) totaled $45.0 million. In connection with the foreclosure, we recorded properties of $45.0 million in accordance with the asset acquisition provisions of ASC 805. This loan was placed on nonaccrual during the year ended December 31, 2024.

Loan Modifications
We may amend or modify a loan based on its specific facts and circumstances. The modified terms and subsequent performance of the modified loans are considered in the determination of our general and specific CECL reserves. During the years ended December 31, 2025, 2024 and 2023, we made modifications to the commercial loans summarized below, which are disclosable under ASU 2022-02, Troubled Debt Restructurings and Vintage Disclosures.
During the year ended December 31, 2025, we entered into a modification of a credit deteriorated commercial loan that required disclosure pursuant to ASU 2022-02. The loan was deemed credit deteriorated and placed on nonaccrual during 2025 (see related discussion above) and had an amortized cost basis of $33.2 million, representing 0.2% of our commercial loans as of December 31, 2025. We granted an other-than-insignificant payment delay in the form of an initial maturity term extension of 50 months with a one-year extension option, and eliminated the EURIBOR + 7.0% interest rate, making the existing loan non-interest bearing. We also provided an additional mezzanine loan tranche to fund capital expenditures with a total commitment of €25.6 million ($30.1 million) and a fixed interest rate of 15.0% (unfunded as of December 31, 2025). We additionally advanced $3.3 million in a related party transaction which is discussed further in Note 17.
During the year ended December 31, 2024, we entered into modifications of nine commercial loans that required disclosure pursuant to ASU 2022-02. They had a combined amortized cost basis of $1.5 billion, representing 11% of our commercial loans as of December 31, 2024. Six of these loans were collateralized by office assets and two were collateralized by mixed-use assets. We also modified a related party loan which is discussed further in Note 17.
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

Performance of Previously Modified Loans:
Loans with modifications disclosed above were performing during the period up to twelve months since their respective modifications, except for the first mortgage loan on a multifamily property in Arizona which was foreclosed in November 2024, as mentioned above.
Other Modifications:
In connection with the loan modifications disclosed above for the year ended December 31, 2024, we restructured a $277.0 million first mortgage and mezzanine loan on a college and office condominium in Brooklyn, New York into separate loans: (i) $152.3 million for the component fully leased to a college with a 27-year remaining lease term, and (ii) $124.7 million for the vacant office component.
During the year ended December 31, 2025, in connection with the execution of a new lease, we further restructured the vacant office loan into two separate loans with extended maturities, increased interest rates and an overall increased funding commitment. The loan had an amortized cost basis of $139.6 million with an unfunded commitment of $8.8 million prior to this modification. After the modification, there are two separate loans: (i) $102.5 million (including a $53.5 million unfunded commitment) for the component fully leased to a charter school, and (ii) $99.4 million (including a $1.2 million unfunded commitment) for the vacant office component. The loan for the fully leased component was extended by 3.6 years (with two one-year extension options) and the loan on the remaining vacant space component was extended by 13 months, pending further modification upon execution of a final new lease that will bring occupancy to 100%.
While not required to be disclosed pursuant to ASU 2022-02 because the financial difficulty criteria is not met, we modified 4 and 12 loans during the years ended December 31, 2025 and 2024, respectively, by reducing the interest rate spread on the loans, with such reductions partially or fully recoverable by new exit fees. The amortized cost basis of these loans totaled $299.8 million and $784.9 million, respectively. Four of the loans modified in 2024 with a total amortized cost basis of $303.0 million as of December 31, 2025 had further spread reductions in 2025. In each case, the borrowers contributed additional equity in order to receive the modifications. There were no such modifications made during the year ended December 31, 2023.
Credit Loss Allowance Activity
The following tables present the activity in our credit loss allowance for funded loans and unfunded commitments (amounts in thousands):

	Funded Commitments Credit Loss Allowance
	Loans Held-for-Investment		Total Funded Loans
	Commercial	Infrastructure
Credit loss allowance at December 31, 2022	$88,801	$10,612	$99,413
Credit loss provision, net	222,266	10,446	232,712
Charge-offs (1)	(12,292)	(10,794)	(23,086)
Credit loss allowance at December 31, 2023	298,775	10,264	309,039
Credit loss provision, net	162,724	1,219	163,943
Charge-offs (2)	(24,687)	—	(24,687)
Credit loss allowance at December 31, 2024	436,812	11,483	448,295
Credit loss provision, net	6,752	2,994	9,746
Charge-offs (3)	(17,225)	—	(17,225)
Foreign currency	26	—	26
Credit loss allowance at December 31, 2025	$426,365	$14,477	$440,842
______________________________________________________________________________________________________________________
(1)Represents the net charge-off of (i) a $12.3 million credit loss allowance related to the portion of a credit deteriorated commercial mortgage loan on an office and retail complex in Arizona deemed uncollectible and (ii) a $10.8 million credit loss allowance related to the portion of a credit deteriorated infrastructure loan participation collateralized by a first priority lien on two natural gas fired power plants near Chicago, which was deemed uncollectible due to a third party’s then nearly completed acquisition of the power plants. Such loans were originated in 2015 and 2017, respectively, with the infrastructure loan acquired as part of the Infrastructure Lending Segment acquisition in 2018.

(2)Represents the charge-offs of (i) a $14.9 million specific credit loss allowance related to a first mortgage loan on a multifamily property in Arizona and (ii) a $9.8 million specific credit loss allowance related to a senior mortgage loan on a vacant office building in Washington, D.C. The loans were originated in 2022 and 2021, respectively, and foreclosed in November 2024 and May 2024, respectively.
(3)Represents the charge-off of a $17.2 million specific credit loss allowance that was established during the year ended December 31, 2025 related to a first mortgage and mezzanine loan on a life science property in Boston, Massachusetts. The loan was originated in December 2021 and foreclosed in June 2025.

	Unfunded Commitments Credit Loss Allowance (1)
	Loans Held-for-Investment		HTM Preferred
	Commercial	Infrastructure	Interests (2)	CMBS (2)	Total
Credit loss allowance at December 31, 2022	$9,749	$72	$—	$52	$9,873
Credit loss (reversal) provision, net	(1,007)	492	1,548	22	1,055
Credit loss allowance at December 31, 2023	8,742	564	1,548	74	10,928
Credit loss provision (reversal), net	7,788	386	12,470	(53)	20,591
Credit loss allowance at December 31, 2024	16,530	950	14,018	21	31,519
Credit loss (reversal) provision, net	(3,120)	404	(547)	(19)	(3,282)
Credit loss allowance at December 31, 2025	$13,410	$1,354	$13,471	$2	$28,237
Memo: Unfunded commitments as of December 31, 2025 (3)	$1,478,675	$164,604	$64,372	$16,121	$1,723,772
______________________________________________________________________________________________________________________
(1)Included in accounts payable, accrued expenses and other liabilities in our consolidated balance sheets.
(2)See Note 6 for further details.
(3)Represents amounts expected to be funded (see Note 23).
Loan Portfolio Activity
The activity in our loan portfolio was as follows (amounts in thousands):

	Held-for-Investment Loans
Year Ended December 31, 2025	Commercial	Infrastructure	Residential	Held-for-Sale Loans	Total Loans
Balance at December 31, 2024	$12,895,064	$2,541,949	$—	$2,516,008	$17,953,021
Acquisitions/originations/additional funding	5,555,371	2,232,039	—	1,147,227	8,934,637
Capitalized interest (1)	110,063	—	—	—	110,063
Basis of loans sold (2)	(230,267)	—	—	(1,285,302)	(1,515,569)
Loan maturities/principal repayments	(2,518,619)	(1,980,970)	—	(224,490)	(4,724,079)
Discount accretion/premium amortization	30,814	31,537	—	—	62,351
Changes in fair value	—	—	—	184,440	184,440
Foreign currency translation gain, net	384,862	2,818	—	—	387,680
Credit loss provision, net	(6,752)	(2,994)	—	—	(9,746)
Loan foreclosures	(182,203)	—	—	(14,340)	(196,543)	(3)
Balance at December 31, 2025	$16,038,333	$2,824,379	$—	$2,323,543	$21,186,255

	Held-for-Investment Loans
Year Ended December 31, 2024	Commercial	Infrastructure	Residential	Held-for-Sale Loans	Total Loans
Balance at December 31, 2023	$15,078,589	$2,495,660	$—	$2,645,637	$20,219,886
Acquisitions/originations/additional funding	1,721,307	1,324,544	—	1,736,065	4,781,916
Capitalized interest (1)	95,093	—	—	—	95,093
Basis of loans sold (2)	(39,774)	—	—	(1,775,155)	(1,814,929)
Loan maturities/principal repayments	(3,301,358)	(1,249,813)	—	(210,884)	(4,762,055)
Discount accretion/premium amortization	41,398	22,377	—	—	63,775
Changes in fair value	—	—	—	75,880	75,880
Foreign currency translation gain, net	(189,019)	(906)	—	—	(189,925)
Credit loss provision, net	(162,724)	(1,219)	—	(1,546)	(165,489)
Loan foreclosures	(348,448)	—	—	(2,683)	(351,131)	(4)
Transfer to/from other asset/liability classifications or between segments	—	(48,694)	—	48,694	—
Balance at December 31, 2024	$12,895,064	$2,541,949	$—	$2,516,008	$17,953,021

	Held-for-Investment Loans
Year Ended December 31, 2023	Commercial	Infrastructure	Residential	Held-for-Sale Loans	Total Loans
Balance at December 31, 2022	$16,048,507	$2,352,932	$—	$2,784,594	$21,186,033
Acquisitions/originations/additional funding	1,713,979	1,002,908	—	757,355	3,474,242
Capitalized interest (1)	125,057	518	—	172	125,747
Basis of loans sold (2)	(53,000)	—	—	(813,104)	(866,104)
Loan maturities/principal repayments	(2,596,738)	(864,549)	—	(185,884)	(3,647,171)
Discount accretion/premium amortization	53,418	13,694	—	—	67,112
Changes in fair value	—	—	—	62,702	62,702
Foreign currency translation gain, net	152,869	603	—	—	153,472
Credit loss provision, net	(222,266)	(10,446)	—	—	(232,712)
Loan foreclosure and equity control	(101,845)	—	—	(929)	(102,774)	(5)
Transfer to/from other asset classifications or between segments	(41,392)	—	—	40,731	(661)
Balance at December 31, 2023	$15,078,589	$2,495,660	$—	$2,645,637	$20,219,886
______________________________________________________________________________________________________________________
(1)Represents accrued interest income on loans whose terms do not require current payment of interest.
(2)See Note 13 for additional disclosure on these transactions.
(3)Represents (i) the $83.9 million carrying value of a first mortgage and mezzanine loan on a multifamily property in Windermere, Florida foreclosed in May 2025, (ii) the $54.3 million carrying value of a first mortgage and mezzanine loan on a life science property in Boston, Massachusetts foreclosed in June 2025, (iii) the $44.0 million carrying value of a first mortgage and mezzanine loan on a multifamily property in Conyers, Georgia foreclosed in February 2025 and (iv) $14.3 million of residential mortgage loans foreclosed.
(4)Represents (i) the $114.2 million carrying value of a first mortgage loan on an office building in Washington, D.C. foreclosed in May 2024, (ii) the $88.4 million carrying value of a first mortgage loan for the acquisition and renovation of a multifamily property in Dallas, Texas foreclosed in October 2024, (iii) the $55.1 million carrying value of a first mortgage loan on a multifamily property in Fort Worth, Texas foreclosed in October 2024, (iv) the $51.5 million carrying value of a first mortgage and mezzanine loan on a multifamily property in Nashville, Tennessee foreclosed in May 2024, (v) the $30.0 million carrying value of a first mortgage loan on a multifamily property in Arizona foreclosed in November 2024, (vi) the $9.2 million carrying value of a loan on a hospitality asset in New York City foreclosed in June 2024 and (vii) $2.7 million of residential mortgage loans foreclosed.
(5)Represents (i) the $41.1 million carrying value of a mortgage loan on the retail portion of a hotel located in Chicago foreclosed in May 2023, (ii) the $60.8 million carrying value of a first mortgage and mezzanine loan on a multifamily property in the Pacific Northwest consolidated upon obtaining equity control in December 2023 and (iii) $0.9 million in residential mortgage loans foreclosed.

6. Investment Securities
Investment securities were comprised of the following as of December 31, 2025 and 2024 (amounts in thousands):

	Carrying Value as of
	December 31, 2025	December 31, 2024
RMBS, available-for-sale	$88,283	$93,806
RMBS, fair value option (1)	404,688	421,122
CMBS, fair value option (1), (2)	1,284,863	1,225,024
HTM debt securities, amortized cost net of credit loss allowance of $37,369 and $24,463	179,567	406,961
Equity security, fair value	628	5,146
Subtotal—Investment securities	1,958,029	2,152,059
VIE eliminations (1)	(1,657,029)	(1,618,801)
Total investment securities	$301,000	$533,258
______________________________________________________________________________________________________________________
(1)Certain fair value option CMBS and RMBS are eliminated in consolidation against VIE liabilities pursuant to ASC 810.
(2)Includes $146.5 million and $148.6 million of non-controlling interests in the consolidated entities which hold certain of these CMBS as of December 31, 2025 and 2024, respectively.
Purchases, sales and redemptions, and principal collections for all investment securities were as follows (amounts in thousands):

	RMBS, available-for-sale	RMBS, fair value option	CMBS, fair value option		HTM Securities	Equity Security	Securitization VIEs (1)	Total
Year Ended December 31, 2025
Purchases/fundings	$—	$—	$172,906	(2)	$73,308	$—	$(164,593)	$81,621
Sales and redemptions	—	—	4,193		—	5,063	—	9,256
Principal collections	8,071	39,372	92,071		295,408	—	(130,571)	304,351
Year Ended December 31, 2024
Purchases/fundings	$—	$—	$187,531		$80,798	$—	$(179,623)	$88,706
Sales and redemptions	—	—	12,923		—	3,690	(12,923)	3,690
Principal collections	11,253	45,182	13,386		262,722	—	(58,383)	274,160
Year Ended December 31, 2023
Purchases/fundings	$—	$—	$48,011		$11,578	$—	$(48,011)	$11,578
Sales and redemptions	549	—	—		—	2,493	—	3,042
Principal collections	9,475	53,332	117,100		80,083	—	(169,642)	90,348
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
RMBS, Available-for-Sale
The Company classified all of its RMBS not eliminated in consolidation as available-for-sale as of December 31, 2025 and 2024. These RMBS are reported at fair value in the balance sheet with changes in fair value recorded in accumulated other comprehensive income (“AOCI”).

The tables below summarize various attributes of our investments in available-for-sale RMBS as of December 31, 2025 and 2024 (amounts in thousands):

				Unrealized Gains or (Losses) Recognized in AOCI
	Amortized Cost	Credit Loss Allowance	Net Basis	Gross Unrealized Gains	Gross Unrealized Losses	Net Fair Value Adjustment	Fair Value
December 31, 2025
RMBS	$76,723	$—	$76,723	$13,340	$(1,780)	$11,560	$88,283
December 31, 2024
RMBS	$80,212	$—	$80,212	$15,163	$(1,569)	$13,594	$93,806

	Weighted Average Coupon (1)	WAL (Years) (2)
December 31, 2025
RMBS	4.5%	7.5
______________________________________________________________________________________________________________________
(1)Calculated using the December 31, 2025 SOFR rate of 3.688% for floating rate securities.
(2)Represents the remaining WAL of each respective group of securities as of the balance sheet date. The WAL of each individual security is calculated using projected amounts and projected timing of future principal payments.
As of December 31, 2025, approximately $78.6 million, or 89%, of RMBS were variable rate. We purchased all of the RMBS at a discount, a portion of which is accreted into income over the expected remaining life of the security. The majority of the income from this strategy is earned from the accretion of this accretable discount.
We have engaged a third party manager who specializes in RMBS to execute the trading of RMBS, the cost of which was $0.7 million, $0.8 million and $0.5 million for the years ended December 31, 2025, 2024 and 2023, respectively, recorded as management fees in the accompanying consolidated statements of operations.
The following table presents the gross unrealized losses and estimated fair value of any available-for-sale securities that were in an unrealized loss position as of December 31, 2025 and 2024, and for which an allowance for credit losses has not been recorded (amounts in thousands):

	Estimated Fair Value		Unrealized Losses
	Securities with a loss less than 12 months	Securities with a loss greater than 12 months	Securities with a loss less than 12 months	Securities with a loss greater than 12 months
As of December 31, 2025
RMBS	$480	$10,943	$—	$(1,780)
As of December 31, 2024
RMBS	$2,076	$9,742	$(178)	$(1,391)
As of December 31, 2025 and 2024, there were 14 and 13 securities, respectively, with unrealized losses reflected in the table above. After evaluating the securities, we concluded that the unrealized losses reflected above were noncredit-related and would be recovered from the securities’ estimated future cash flows. We considered a number of factors in reaching this conclusion, including that we did not intend to sell the securities, it was not considered more likely than not that we would be forced to sell the securities prior to recovering our amortized cost, and there were no material credit events that would have caused us to otherwise conclude that we would not recover our cost. Credit losses, if any, are calculated by comparing (i) the estimated future cash flows of each security discounted at the yield determined as of the initial acquisition date or, if since revised, as of the last date previously revised, to (ii) our net amortized cost basis. Significant judgment is used in projecting cash flows for our non-agency RMBS. As a result, actual income and/or credit losses could be materially different from what is currently projected and/or reported.
CMBS and RMBS, Fair Value Option
As discussed in the “Fair Value Option” section of Note 2 herein, we elect the fair value option for certain CMBS and RMBS in an effort to eliminate accounting mismatches resulting from the current or potential consolidation of securitization VIEs. As of December 31, 2025, the fair value and unpaid principal balance of CMBS where we have elected the fair value option, excluding the notional value of interest-only securities and before consolidation of securitization VIEs, were $1.3 billion and $2.9 billion, respectively. As of December 31, 2025, the fair value and unpaid principal balance of RMBS where we have elected the fair value option, excluding the notional value of interest-only securities and before consolidation of securitization VIEs, were $404.7 million and $326.3 million, respectively. The $1.7 billion total fair value balance of CMBS and RMBS represents our economic interests in these assets. However, as a result of our consolidation of securitization VIEs, the vast majority of this fair value (all except $32.5 million at December 31, 2025) is eliminated against VIE liabilities before arriving at our GAAP balance for fair value option investment securities.
As of December 31, 2025, none of our CMBS or RMBS were variable rate.
HTM Debt Securities, Amortized Cost
The table below summarizes our investments in HTM debt securities as of December 31, 2025 and 2024 (amounts in thousands):

	Amortized Cost Basis	Credit Loss Allowance	Net Carrying Amount	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
December 31, 2025
CMBS	$92,629	$(13)	$92,616	$603	$(11,436)	$81,783
Preferred interests	82,844	(27,166)	55,678	—	(22,942)	32,736
Infrastructure bonds	41,463	(10,190)	31,273	650	—	31,923
Total	$216,936	$(37,369)	$179,567	$1,253	$(34,378)	$146,442

December 31, 2024
CMBS	$357,012	$(85)	$356,927	$315	$(21,326)	$335,916
Preferred interests	47,069	(14,308)	32,761	—	(3,568)	29,193
Infrastructure bonds	27,343	(10,070)	17,273	21	(9)	17,285
Total	$431,424	$(24,463)	$406,961	$336	$(24,903)	$382,394
The following table presents the activity in our credit loss allowance for HTM debt securities (amounts in thousands):

	CMBS	Preferred Interests	Infrastructure Bonds	Total HTM Credit Loss Allowance
Credit loss allowance at December 31, 2022	$172	$—	$3,010	$3,182
Credit loss (reversal) provision, net	(8)	2,898	7,071	9,961
Credit loss allowance at December 31, 2023	164	2,898	10,081	13,143
Credit loss (reversal) provision, net	(79)	11,410	(11)	11,320
Credit loss allowance at December 31, 2024	85	14,308	10,070	24,463
Credit loss (reversal) provision, net	(72)	12,858	120	12,906
Credit loss allowance at December 31, 2025	$13	$27,166	$10,190	$37,369
As of December 31, 2025 and 2024, we had a $10.0 million specific credit loss allowance on a $19.2 million infrastructure bond that is collateralized by a first priority lien on a coal-fired power plant in Mississippi. It was deemed credit deteriorated when we acquired the Infrastructure Lending Segment in 2018 and was placed on nonaccrual under the cost recovery method in 2023 due to a forbearance and restructuring plan agreed between the lenders and borrower that was necessitated by operating shortfalls at the plant.
We also had seven commercial lending preferred interests with a combined amortized cost basis of $65.0 million on nonaccrual that were not 90 days or greater past due as of December 31, 2025, with total unfunded commitments of $76.4 million. As of December 31, 2024, we had five commercial lending preferred interests with a combined amortized cost basis of $29.3 million on nonaccrual that were not 90 days or greater past due, with total unfunded commitments of $57.3 million. All of these investments were made in connection with loan modifications, but are not considered credit deteriorated.

The table below summarizes the maturities of our HTM debt securities by type as of December 31, 2025 (amounts in thousands):

	CMBS	Preferred Interests	Infrastructure Bonds	Total
Less than one year	$25,453	$23,994	$—	$49,447
One to three years	—	15,359	6,437	21,796
Three to five years	67,163	16,325	4,938	88,426
Thereafter	—	—	19,898	19,898
Total	$92,616	$55,678	$31,273	$179,567
Equity Security, Fair Value
During 2012, we acquired 9,140,000 ordinary shares from a related-party in Starwood European Real Estate Finance Limited (“SEREF”), a debt fund that is externally managed by an affiliate of our Manager and is listed on the London Stock Exchange. During the years ended December 31, 2025, 2024 and 2023, 3,944,520, 2,767,038 and 1,892,313 shares were redeemed by SEREF, for proceeds of $5.1 million, $3.7 million and $2.5 million, respectively, leaving 536,129 shares held as of December 31, 2025. The fair value of the investment remeasured in USD was $0.6 million and $5.1 million as of December 31, 2025 and 2024, respectively. As of December 31, 2025, our shares represent an approximate 2.3% interest in SEREF.
7. Properties
Our properties are held within the following portfolios:
Property Segment - Fundamental
In July 2025, we acquired Fundamental, as discussed in Note 3. As of December 31, 2025, Fundamental owned 492 single-tenant properties, spanning 14.3 million square feet across 44 states, 65 industries and 106 tenants. The properties, which consist of retail, industrial and service facilities, among others, are leased under 120 individual and master net operating lease agreements with a 17.3 year weighted-average lease base term. Fundamental had total gross properties and lease intangibles of $2.4 billion and debt of $1.4 billion as of December 31, 2025. From its acquisition through December 31, 2025, Fundamental acquired 25 additional net lease properties for cash of $221.1 million and the non-cash conversion of three existing loans for the development of net lease properties totaling $16.0 million. It also sold one property for $0.5 million.
Property Segment - Medical Office Portfolio
The Medical Office Portfolio is comprised of 34 medical office buildings acquired during the year ended December 31, 2016. These properties, which collectively comprise 1.9 million square feet, are geographically dispersed throughout the U.S. and primarily affiliated with major hospitals or located on or adjacent to major hospital campuses. The Medical Office Portfolio includes total gross properties and lease intangibles of $793.1 million and debt of $482.1 million as of December 31, 2025.
Property Segment - D.C. Multifamily Conversion
A vacant office building in Washington, D.C. was acquired in a loan foreclosure in May 2024 and transferred to our Property Segment with the expectation that we will convert it to multifamily use. That property has a carrying value of $118.6 million, of which $92.5 million represents construction in progress and $26.1 million represents land and land improvements, and no associated debt as of December 31, 2025.
Investing and Servicing Segment Property Portfolio
The REIS Equity Portfolio is comprised of 5 commercial real estate properties and one equity interest in an unconsolidated real estate property (see Note 9), which were acquired from CMBS trusts over time. The REIS Equity Portfolio includes total gross properties and lease intangibles of $83.6 million and debt of $37.5 million as of December 31, 2025.

Commercial and Residential Lending Segment Property Portfolio
The Commercial and Residential Lending Segment Portfolio represents properties acquired through loan foreclosure or exercise of control over a mezzanine loan borrower’s pledged equity interests. This portfolio includes total gross properties and lease intangibles of $751.7 million and debt of $29.8 million as of December 31, 2025.
Woodstar Portfolios
Refer to Note 8 for a discussion of our Woodstar I and Woodstar II Portfolios which are not included in the table below.
The table below summarizes our properties held-for-investment as of December 31, 2025 and December 31, 2024 (dollars in thousands):

	Depreciable Life	December 31, 2025	December 31, 2024
Property Segment
Land and land improvements	0 - 15 years	$769,318	$95,642
Buildings and building improvements	0 - 40 years	1,978,498	635,636
Construction in progress	N/A	138,069	89,167
Furniture & fixtures	3 - 5 years	1,451	1,139
Investing and Servicing Segment
Land and land improvements	0 - 15 years	16,567	23,345
Buildings and building improvements	3 - 33 years	49,719	69,582
Furniture & fixtures	1 - 5 years	2,328	3,251
Commercial and Residential Lending Segment
Land and land improvements	0 - 13 years	143,090	117,983
Buildings and building improvements	0 - 50 years	356,440	326,603
Construction in progress	N/A	245,794	219,868
Furniture & fixtures	5 years	2,003	2,003
Properties, cost		3,703,277	1,584,219
Less: accumulated depreciation		(254,625)	(210,541)
Properties, net		$3,448,652	$1,373,678
Commercial and Residential Lending Segment Property Portfolio

During the year ended December 31, 2025, we recognized $26.8 million of property impairment losses within other loss, net in our consolidated statement of operations on four properties previously acquired through loan foreclosure. Together, these properties have a carrying value of $134.0 million, net of the $26.8 million of impairments. The fair values of these properties were estimated based on either broker opinions of value, a third-party offer price or a purchase and sale agreement executed shortly after year end.

During the year ended December 31, 2023, we recognized $124.9 million of property impairment losses within other loss, net in our consolidated statement of operations. Of those impairment losses, $94.8 million related to a vacant building in California which had been acquired by our Commercial and Residential Lending Segment through a loan foreclosure in December 2022. Management continues to evaluate a variety of alternate strategies related to the property, which would result in recovery of our GAAP basis. The other $30.1 million impairment loss related to an office building in Texas which had been acquired by our Commercial and Residential Lending Segment through a loan foreclosure in May 2022 and ultimately sold in 2025.

During the year ended December 31, 2025, we sold this property for $60.0 million, for a net gain of $4.1 million, consisting of: (i) forgiveness of debt totaling $23.5 million, which is reflected as gain on extinguishment of debt, offset by (ii) the excess of our carrying value over sales proceeds of $19.4 million, which is reflected within gain on sale of investments and other assets in our consolidated statement of operations.

During the year ended December 31, 2025, we sold a unit in a residential conversion project in New York for $5.4 million. During the year ended December 31, 2024, we sold three units in that residential conversion project for $12.1 million. During the year ended December 31, 2023, we sold four units in that residential conversion project for $12.1 million. In connection with these sales, there was no gain or loss recognized in our consolidated statements of operations.

During the year ended December 31, 2025, we also sold a multifamily property for $54.5 million which did not qualify for sale accounting treatment under GAAP. In connection therewith, we provided $45.8 million of three-year senior secured financing to the purchaser, along with an up to $6.0 million unfunded commitment for future property improvements during the loan term. Such sale will be recognized under GAAP if and when collection of the financed amount becomes probable. In the meantime, the $53.5 million net carrying value of the property as of December 31, 2025 remains within properties on our consolidated balance sheet and the initial down payment of $8.9 million and subsequent interest payments of $0.7 million received from the purchaser are recorded as a deposit liability within accounts payable, accrued expenses and other liabilities on our consolidated balance sheet as of December 31, 2025.

During the year ended December 31, 2024, we sold a multifamily property for $61.0 million which did not qualify for sale accounting treatment under GAAP. In connection therewith, we provided $56.0 million of three-year senior secured and mezzanine financing to the purchaser. Such sale will be recognized under GAAP if and when collection of the financed amount becomes probable. In the meantime, the $58.0 million net carrying value of the property as of December 31, 2025 remains within properties on our consolidated balance sheet and the initial down payment of $5.0 million and subsequent interest payments of $2.0 million received from the purchaser are recorded as a deposit liability within accounts payable, accrued expenses and other liabilities on our consolidated balance sheet as of December 31, 2025.
Investing and Servicing Segment Property Portfolio

During the year ended December 31, 2025, we sold two operating properties for $36.3 million. In connection with these sales, we recognized a total gain of $10.1 million within gain on sale of investments and other assets in our consolidated statement of operations. During the year ended December 31, 2024, we sold an operating property for $18.2 million. In connection with this sale, we recognized a gain of $8.3 million within gain on sale of investments and other assets in our consolidated statement of operations, of which $2.5 million was attributable to non-controlling interests. During the year ended December 31, 2023, we sold four operating properties, including a controlling financial interest in a subsidiary for $63.7 million. We recognized a total gain of $25.6 million within gain on sale of investments and other assets in our consolidated statement of operations, of which $10.2 million related to the deconsolidation of the subsidiary.
Property Segment - Master Lease Portfolio
On February 29, 2024, we sold the 16 retail properties which comprised our Master Lease Portfolio for a gross sale price of $387.1 million. In connection with the sale, the purchaser assumed the related mortgage debt of $194.9 million, which resulted in net proceeds of $188.0 million after selling costs. We recognized a gain of $92.0 million, which is included within gain on sale of investments and other assets in our consolidated statement of operations for the year ended December 31, 2024, and a $1.2 million loss on extinguishment of debt. Pretax income attributable to the Master Lease Portfolio prior to its sale was $3.3 million and $11.7 million during the years ended December 31, 2024 and 2023, respectively.

Future Rental Payments

Future rental payments due to us from tenants under existing non-cancellable operating leases for each of the next five years and thereafter are as follows (in thousands):

2026	$224,168
2027	224,059
2028	223,065
2029	219,063
2030	210,587
Thereafter	2,314,998
Total	$3,415,940

8. Investments of Consolidated Affordable Housing Fund
As discussed in Note 2, we established the Woodstar Fund effective November 5, 2021, an investment fund which holds our Woodstar multifamily affordable housing portfolios. The Woodstar Portfolios consist of the following:

Woodstar I Portfolio
The Woodstar I Portfolio was previously comprised of 32 affordable housing communities with 8,948 units concentrated primarily in the Tampa, Orlando and West Palm Beach metropolitan areas. During the year ended December 31, 2015, we acquired 18 of the 32 affordable housing communities of the Woodstar I Portfolio, with the final 14 communities acquired during the year ended December 31, 2016. During the year ended December 31, 2025, we sold one of these properties for $56.4 million, leaving 31 affordable housing communities with 8,684 units in the Woodstar I Portfolio as of December 31, 2025. The Woodstar I Portfolio includes properties at fair value of $1.8 billion and debt at fair value of $1.0 billion as of December 31, 2025.
Woodstar II Portfolio
The Woodstar II Portfolio is comprised of 27 affordable housing communities with 6,109 units concentrated primarily in Central and South Florida. We acquired eight of the 27 affordable housing communities in December 2017, with the final 19 communities acquired during the year ended December 31, 2018. The Woodstar II Portfolio includes properties at fair value of $1.4 billion and debt at fair value of $497.7 million as of December 31, 2025.
Income from the Woodstar Fund’s investments reflects the following components for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Operating distributions from affordable housing fund investments	$55,085	$41,441	$39,413
Distributions from refinancings and sale of property (1)	337,902	—	—
Unrealized change in fair value of investments attributable to refinancings and sale of property (1)	(337,902)	—	—
Other unrealized change in fair value of investments (2)	(8,132)	60,700	251,831
Income from affordable housing fund investments	$46,953	$102,141	$291,244

______________________________________________________________________________________________________________________
(1)Amounts in the year ended December 31, 2025 represent a $299.0 million distribution of excess proceeds from the refinancings of maturing mortgage debt on certain Woodstar properties and a $38.9 million distribution of proceeds from the sale referred to above.
(2)The fair value of the Woodstar Fund’s investments are dependent upon the real estate and capital markets, which are cyclical in nature. Property and investment values are affected by, among other things, capitalization rates, the availability of capital, occupancy, rental rates and interest and inflation rates.

9. Investments in Unconsolidated Entities
The table below summarizes our investments in unconsolidated entities as of December 31, 2025 and 2024 (dollars in thousands):

	Participation / Ownership % (1)	Carrying value as of
		December 31, 2025	December 31, 2024
Equity method investments:
Equity interests in two natural gas power plants	10% - 12%	$57,537	$53,645
Equity interest in a retail center in Hawaii (2)	25%	5,637	6,184
Investor entity which owns equity in an online real estate company	50%	5,142	5,178
Various (3)	(4)	—	17,927
		68,316	82,934
Other equity investments:
Equity interest in a servicing and advisory business	2%	7,462	7,462
Equity interest in a data center business in Ireland (5)	0.54%	7,672	7,672
Investment funds which own equity in a loan servicer and other real estate assets	4% - 6%	695	695
Various	3% - 15%	607	607
		16,436	16,436
		$84,752	$99,370
______________________________________________________________________________________________________________________
(1)None of these investments are publicly traded and therefore quoted market prices are not available.
(2)During the year ended December 31, 2024, a newly-formed partnership in which we hold a 25% interest acquired an operating property from a CMBS trust that we consolidate as a VIE for a purchase price of $48.4 million. As of December 31, 2025, our investment in the partnership was $5.6 million, including $0.5 million of non-controlling interests.
(3)During the year ended December 31, 2025, we sold an equity interest originally obtained in connection with a $47.0 million loan that was originated in 2013 and fully repaid in 2022. In connection with the sale, we received gross proceeds of $70.0 million and recognized a gain of $51.4 million within gain on sale of investments and other assets in our consolidated statement of operations for the year ended December 31, 2025.
(4)Includes common equity interests ranging from 20% to 70%, received in connection with loan modifications involving preferred equity interests, that currently have no carrying value.
(5)This equity interest was acquired in connection with the origination of a loan in 2021. The loan was repaid during the year ended December 31, 2024. In connection with the repayment, an observable price change occurred when a 50% voting interest in this entity was acquired by related parties, including an investment fund and certain other entities affiliated with our Manager. As a result of the acquisition and resulting observable price change, we recorded a $6.0 million increase in the carrying value of our investment during the year ended December 31, 2024 to reflect its fair value implied by the acquisition. During the year ended December 31, 2025, our ownership interest was diluted from 0.72% to 0.54% due to equity contributions made to the entity by affiliates of our Manager.
There were no differences between the carrying value of our equity method investments and the underlying equity in the net assets of the investees as of December 31, 2025.
During the year ended December 31, 2025, we did not become aware of (i) any observable price changes in our other equity investments accounted for under the fair value practicability election or (ii) any indicators of impairment.

10. Goodwill and Intangibles
Goodwill
Infrastructure Lending Segment
The Infrastructure Lending Segment’s goodwill of $119.4 million at both December 31, 2025 and 2024 represents the excess of consideration transferred over the fair value of net assets acquired on September 19, 2018 and October 15, 2018. The goodwill recognized is attributable to value embedded in the acquired Infrastructure Lending Segment’s lending platform and is fully tax deductible over 15 years.

As discussed in Note 2, goodwill is tested for impairment at least annually. Based on our quantitative assessment during the fourth quarter of 2025, we determined that the fair value of the Infrastructure Lending Segment reporting unit to which goodwill is attributed exceeded its carrying value including goodwill. Therefore, we concluded that the goodwill attributed to the Infrastructure Lending Segment was not impaired.
LNR Property LLC (“LNR”)
The Investing and Servicing Segment’s goodwill of $140.4 million at both December 31, 2025 and 2024 represents the excess of consideration transferred over the fair value of net assets of LNR acquired on April 19, 2013. The goodwill recognized is attributable to value embedded in LNR’s existing platform, which includes a network of commercial real estate asset managers, work-out specialists, underwriters and administrative support professionals as well as proprietary historical performance data on commercial real estate assets. The tax deductible component of this goodwill as of April 19, 2013 was $149.9 million and is deductible over 15 years.

Based on our quantitative assessment during the fourth quarter of 2025, we determined that the fair value of the Investing and Servicing Segment reporting unit to which goodwill is attributed exceeded its carrying value including goodwill. Therefore, we concluded that the goodwill attributed to the Investing and Servicing Segment was not impaired.
Intangible Assets
Servicing Rights Intangibles
In connection with the LNR acquisition, we identified domestic servicing rights that existed at the purchase date, based upon the expected future cash flows of the associated servicing contracts. As of December 31, 2025 and 2024, the balance of the domestic servicing intangible was net of $37.3 million and $35.7 million, respectively, which was eliminated in consolidation pursuant to ASC 810 against VIE assets in connection with our consolidation of securitization VIEs. Before VIE consolidation, as of December 31, 2025 and 2024, the domestic servicing intangible had a balance of $65.5 million and $58.1 million, respectively, which represents our economic interest in this asset.
Lease Intangibles
In connection with our acquisitions of commercial real estate, we recognized in-place lease intangible assets and favorable lease intangible assets or unfavorable lease liabilities associated with certain non-cancelable operating leases of the acquired properties.

The following table summarizes our intangible assets, which are comprised of servicing rights intangibles and lease intangibles, as of December 31, 2025 and 2024 (amounts in thousands):

	As of December 31, 2025			As of December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Domestic servicing rights, at fair value	$28,280	$—	$28,280	$22,390	$—	$22,390
In-place lease intangible assets	399,387	(73,986)	325,401	93,826	(70,569)	23,257
Favorable lease intangible assets	95,943	(13,565)	82,378	27,798	(12,741)	15,057
Total net intangible assets	$523,610	$(87,551)	$436,059	$144,014	$(83,310)	$60,704
Memo: Unfavorable lease (liabilities) (1)	$(35,460)	$2,778	$(32,682)	$(3,105)	$2,019	$(1,086)
_____________________________________________________________________________________________________________________
(1)Unfavorable lease liabilities are classified within accounts payable, accrued expenses and other liabilities on our consolidated balance sheets.
The following table summarizes the activity within intangible assets for the years ended December 31, 2025 and 2024 (amounts in thousands):

	Domestic Servicing Rights	In-place Lease Intangible Assets	Favorable Lease Intangible Assets	Total	Memo: Unfavorable Lease Liabilities
Balance as of January 1, 2024	$19,384	$28,738	$16,845	$64,967	$(1,903)
Amortization	—	(5,481)	(1,788)	(7,269)	302
Sales	—	—	—	—	515
Changes in fair value due to changes in inputs and assumptions	3,006	—	—	3,006	—
Balance as of December 31, 2024	$22,390	$23,257	$15,057	$60,704	$(1,086)
Acquisitions (1)	—	319,904	72,217	392,121	(33,087)
Amortization	—	(11,993)	(3,075)	(15,068)	1,130
Sales	—	(5,767)	(1,821)	(7,588)	361
Changes in fair value due to changes in inputs and assumptions	5,890	—	—	5,890	—
Balance as of December 31, 2025	$28,280	$325,401	$82,378	$436,059	$(32,682)
_________________________________________________
(1)    Represents in-place and favorable lease intangible assets and unfavorable lease liabilities related to the acquisition of Fundamental in July 2025 and subsequent property acquisitions by Fundamental with in-place leases. The weighted average amortization period of these lease intangible assets and unfavorable lease liabilities is 17.3 years and 15.2 years, respectively.
The following table sets forth the estimated aggregate amortization of our in-place lease intangible assets, favorable lease intangible assets and unfavorable lease liabilities for the next five years and thereafter (amounts in thousands):

	Asset Amortization	Liability Amortization
2026	$27,049	$(2,348)
2027	26,786	(2,324)
2028	26,783	(2,323)
2029	26,749	(2,322)
2030	26,497	(2,322)
Thereafter	273,915	(21,043)
Total	$407,779	$(32,682)

11. Secured Borrowings
Secured Financing Agreements
The following table is a summary of our secured financing agreements in place as of December 31, 2025 and 2024 (dollars in thousands):

											Outstanding Balance at
	Current Maturity		Extended Maturity (a)		Weighted Average Coupon		Pledged Asset Carrying Value		Maximum Facility Size		December 31, 2025		December 31, 2024
Repurchase Agreements:
Commercial Loans	Aug 2026 to May 2031	(b)	Jun 2029 to Dec 2033	(b)	Index + 1.83%	(c)	$9,986,198		$12,243,159	(d)	$6,048,734		$5,137,103
Residential Loans	Mar 2026 to Oct 2027		Mar 2026 to Apr 2028		SOFR + 1.65%		2,275,806		3,450,000		1,929,400		2,126,692
Infrastructure Loans	Sep 2027		Sep 2029		Index + 2.00%		299,123		650,000		211,651		264,432
Conduit Loans	Feb 2026 to Jun 2028		Feb 2027 to Jun 2029		SOFR + 2.15%		—		375,000		—		87,061
CMBS/RMBS	Jun 2026 to Apr 2032	(e)	Jul 2026 to Oct 2032	(e)	(f)		1,255,407		939,978		700,307	(g)	721,097
Total Repurchase Agreements							13,816,534		17,658,137		8,890,092		8,336,385
Other Secured Financing:
Borrowing Base Facility	Oct 2027		Oct 2029		SOFR + 2.00%		52,855		1,250,000	(h)	2,000		2,000
Commercial Financing Facilities	Dec 2026 to Apr 2030		Jan 2027 to Dec 2033		Index + 1.98%		705,143		978,143	(i)	480,611		330,081
Infrastructure Financing Facilities	Jul 2028 to Oct 2028		Aug 2030 to Jul 2033		SOFR + 1.96%		671,973		1,175,000		515,004		499,242
Property Financing	Dec 2025 to Dec 2026	(j)	Dec 2025 to May 2029	(j)	SOFR + 2.52%		792,501		1,110,191		622,906	(k)	615,854
Term Loans and Revolver	Nov 2027 to Sep 2032		N/A		SOFR + 2.00%		N/A	(l)	2,470,180		2,270,180		1,452,567
Total Other Secured Financing							2,222,472		6,983,514		3,890,701		2,899,744
							$16,039,006		$24,641,651		12,780,793		11,236,129
Unamortized net discount											(19,084)		(19,338)
Unamortized deferred financing costs											(82,761)		(65,234)
											$12,678,948		$11,151,557
______________________________________________________________________________________________________________________
(a)Subject to certain conditions as defined in the respective facility agreement.
(b)For certain facilities, borrowings collateralized by loans existing at maturity may remain outstanding until such loan collateral matures, subject to certain specified conditions.
(c)Certain facilities with an outstanding balance of $2.7 billion as of December 31, 2025 are indexed to EURIBOR, BBSY, SARON, SONIA and STIBOR. The remainder are indexed to SOFR.
(d)Certain facilities with an aggregate initial maximum facility size of $11.8 billion may be increased to $12.2 billion, subject to certain conditions. The $12.2 billion amount includes such upsizes.
(e)Certain facilities with an outstanding balance of $246.4 million as of December 31, 2025 carry a rolling 6 or 12-month term which may reset monthly or quarterly with the lender's consent. These facilities carry no maximum facility size.
(f)Certain facilities with an outstanding balance of $340.5 million as of December 31, 2025 have a weighted average fixed annual interest rate of 4.02%. All other facilities are variable rate with a weighted average rate of SOFR + 1.65%.
(g)Includes: (i) $319.5 million outstanding on a repurchase facility that is not subject to margin calls; and (ii) $25.8 million outstanding on one of our repurchase facilities that represents the 49% pro rata share owed by a non-controlling partner in a consolidated joint venture (see Note 16).
(h)The maximum facility size as of December 31, 2025 of $615.0 million may be increased to $1.3 billion, subject to certain conditions. The $1.3 billion amount includes such upsize.
(i)Certain facilities with an aggregate initial maximum facility size of $878.1 million may be increased to $978.1 million, subject to certain conditions. The $978.1 million amount includes such upsizes.
(j)In December 2025, a $17.6 million property mortgage loan to a joint venture in which we hold a 75% interest matured. We are in the process of negotiating a maturity extension with the lender.
(k)Of the total balance, $115.3 million relates to Fundamental.
(l)These facilities are secured by the equity interests in certain of our subsidiaries which totaled $7.7 billion as of December 31, 2025.

In the normal course of business, the Company is in discussions with its lenders to extend, amend or replace any financing facilities which contain near term expirations.
During the year ended December 31, 2025, we amended several commercial credit facilities resulting in an aggregate net upsize of $2.0 billion and extended the weighted average maturity on amended facilities by 1.4 years to 2.6 years.
In September 2025, we entered into a term loan facility totaling $700.0 million that carries a seven-year term, an annual interest rate of SOFR + 2.25%, and an issue discount of 50 bps.
In July 2025, we assumed property financing under a revolving credit agreement in connection with the acquisition of Fundamental. The maximum facility size is $600.0 million, of which $115.3 million is outstanding as of December 31, 2025. The facility is used to temporarily fund real estate acquisitions until securitization in the form of ABS financing (see discussion of securitized financing below). The facility matures in December 2026, carries an annual interest rate of SOFR + 2.50% (floor of 0.50%) and requires monthly interest-only payments, with no principal payments due until the earlier of maturity or the release of a property through sale or refinance.
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

Our secured financing agreements contain certain financial tests and covenants. As of December 31, 2025, we were in compliance with all such covenants.

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

For the years ended December 31, 2025, 2024 and 2023, approximately $36.4 million, $36.5 million and $40.7 million, respectively, of amortization of deferred financing costs from secured financing agreements was included in interest expense on our consolidated statements of operations.

As of December 31, 2025, Morgan Stanley Bank, N.A. held collateral sold under certain of our repurchase agreements with carrying values that exceeded the respective repurchase obligations by $1.1 billion. The weighted average extended maturity of those repurchase agreements is 4.4 years.

Securitized Financing
Collateralized Loan Obligations and Single Asset Securitizations
We finance various pools of our commercial and infrastructure loans held-for-investment through multiple CLOs and a SASB, each involving the transfer of held-for-investment loans or loan participations into a consolidated VIE, which then issues various classes of non-recourse notes secured by the loans pursuant to the terms of an indenture. In exchange for the transfer of loans to the respective VIE, we receive cash proceeds from the sale of the notes to third parties and retain subordinated notes or preferred shares in the VIE. The CLOs typically contain a reinvestment feature that, subject to certain eligibility criteria, allows us to contribute new loans or participation interests in loans to the CLO for a specified period of years. The CLOs may also contain a ramp-up feature that, for a certain period of time after the closing date, allows us to utilize unused proceeds of the CLO to acquire additional collateral to complete the CLO portfolio.
During the year ended December 31, 2025, our CLO and SASB activity was as follows:
Commercial and Residential Lending Segment
In November 2025, we refinanced a pool of our commercial loans held-for-investment through a CLO, STWD 2025-FL4. On the closing date, the CLO issued $1.1 billion of notes, of which $968.6 million of notes were purchased by third party investors and $135.2 million of subordinated notes were retained by us. The CLO contains a reinvestment feature that, subject to certain eligibility criteria, allows us to contribute new loans or participation interests in loans to the CLO for a period of 2.5 years. The CLO also contains a ramp-up feature.
In May 2025, we redeemed at par the third party financing of our STWD 2019-FL1 CLO issued in August 2019 for $220.1 million plus accrued interest.
Infrastructure Lending Segment
In October 2025, we refinanced a pool of our infrastructure loans held-for-investment through a CLO, Starwood 2025-SIF6. On the closing date, the CLO issued $500.0 million of notes, of which $413.5 million of notes were purchased by third party investors and $86.5 million of subordinated notes were retained by us. The CLO contains a reinvestment feature that, subject to certain eligibility criteria, allows us to contribute new loans or participation interests in loans to the CLO for a period of three years. The CLO also contains a ramp-up feature.
In April 2025, we refinanced a pool of our infrastructure loans held-for-investment through a CLO, Starwood 2025-SIF5. On the closing date, the CLO issued $500.0 million of notes, of which $413.5 million of notes were purchased by third party investors and $86.5 million of subordinated notes were retained by us. The CLO contains a reinvestment feature that, subject to certain eligibility criteria, allows us to contribute new loans or participation interests in loans to the CLO for a period of three years. The CLO also contains a ramp-up feature. In connection therewith, we redeemed at par the third party financing for our STWD 2021-SIF2 CLO issued in January 2022 for $410.0 million plus accrued interest, and contributed certain loans previously held in that CLO to Starwood 2025-SIF5.
Asset-backed Securitizations
Fundamental utilizes ABS financing in the form of net-lease mortgage notes issued under a master trust by wholly-owned consolidated special purpose vehicles (“SPVs”). Each ABS note series requires monthly principal and interest payments with a balloon payment due at maturity. In connection with the ABS notes, Fundamental is subject to various restrictive financial and nonfinancial covenants, which, among other things, require certain minimum debt service coverage ratios. Fundamental was in compliance with all such covenants as of December 31, 2025.
During the year ended December 31, 2025, ABS activity was as follows:
Property Segment
In October 2025, we refinanced a $492.1 million pool of Fundamental's net lease properties through an ABS, FI Series 2025-1, with $391.1 million of third party financing at a weighted average fixed rate of 5.26% and weighted average maturity of 6.45 years.
The CLOs, SASB and ABS SPVs are considered VIEs, for which we are deemed the primary beneficiary and therefore consolidate. Refer to Note 16 for further discussion.

The following table is a summary of our securitized financing as of December 31, 2025 and 2024 (amounts in thousands):

December 31, 2025	Count	Face Amount	Carrying Value	Weighted Average Rate		Maturity
STWD 2025-FL4
Collateral assets	21	$1,049,200	$1,108,352	SOFR + 3.19%	(a)	July 2029	(b)
Financing	1	968,628	961,078	SOFR + 1.85%	(c)	December 2042	(d)
STWD 2022-FL3
Collateral assets	23	662,525	668,530	SOFR + 2.99%	(a)	April 2027	(b)
Financing	1	505,973	505,973	SOFR + 1.82%	(c)	November 2038	(d)
STWD 2021-HTS
Collateral assets	1	102,602	103,101	SOFR + 3.97%	(a)	April 2026	(b)
Financing	1	82,693	82,693	SOFR + 3.80%	(c)	April 2034	(d)
STWD 2021-FL2
Collateral assets	18	886,773	896,979	SOFR + 3.22%	(a)	December 2026	(b)
Financing	1	674,494	674,494	SOFR + 1.77%	(c)	April 2038	(d)
Starwood 2025-SIF6
Collateral assets	27	487,404	503,199	SOFR + 3.75%	(a)	July 2031	(b)
Financing	1	413,500	410,792	SOFR + 1.91%	(c)	October 2037	(d)
Starwood 2025-SIF5
Collateral assets	29	444,427	510,441	SOFR + 3.64%	(a)	February 2031	(b)
Financing	1	413,500	410,945	SOFR + 1.94%	(c)	April 2037	(d)
Starwood 2024-SIF4
Collateral assets	27	551,333	612,505	SOFR + 3.69%	(a)	March 2031	(b)
Financing	1	496,200	493,800	SOFR + 2.10%	(c)	October 2036	(d)
STWD 2024-SIF3
Collateral assets	27	354,210	408,594	SOFR + 3.78%	(a)	November 2030	(b)
Financing	1	330,000	330,000	SOFR + 2.41%	(c)	April 2036	(d)
Subtotal - CLOs and SASB
Collateral assets		4,538,474	4,811,701
Financing		3,884,988	3,869,775

ABS Financing
Collateral assets	433	N/A	1,927,934	N/A		N/A
ABS Master Series	4	1,268,328	1,261,678	5.73%	(e)	Mar 2028 to Oct 2032

Total Securitized Financing
Collateral assets		$4,538,474	$6,739,635
Financing		$5,153,316	$5,131,453

December 31, 2024	Count	Face Amount	Carrying Value	Weighted Average Rate		Maturity
STWD 2022-FL3
Collateral assets	35	$921,139	$927,656	SOFR + 3.32%	(a)	October 2026	(b)
Financing	1	764,223	762,992	SOFR + 1.94%	(c)	November 2038	(d)
STWD 2021-HTS
Collateral assets	1	174,417	175,338	SOFR + 4.01%	(a)	April 2026	(b)
Financing	1	154,508	154,508	SOFR + 2.81%	(c)	April 2034	(d)
STWD 2021-FL2
Collateral assets	22	1,047,685	1,053,503	SOFR + 3.64%	(a)	August 2026	(b)
Financing	1	829,137	829,137	SOFR + 1.68%	(c)	April 2038	(d)
STWD 2019-FL1
Collateral assets	7	383,853	385,712	SOFR + 3.50%	(a)	August 2026	(b)
Financing	1	220,228	220,228	SOFR + 2.10%	(c)	July 2038	(d)
Starwood 2024-SIF4
Collateral assets	33	558,707	609,072	SOFR + 3.95%	(a)	June 2029	(b)
Financing	1	496,200	492,936	SOFR + 2.10%	(c)	October 2036	(d)
STWD 2024-SIF3
Collateral assets	31	394,070	410,263	SOFR + 4.01%	(a)	April 2029	(b)
Financing	1	330,000	327,553	SOFR + 2.41%	(c)	April 2036	(d)
STWD 2021-SIF2
Collateral assets	30	500,898	515,425	SOFR + 3.79%	(a)	May 2029	(b)
Financing	1	410,000	409,072	SOFR + 2.11%	(c)	January 2033	(d)
Total Securitized Financing
Collateral assets		$3,980,769	$4,076,969
Financing		$3,204,296	$3,196,426
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
(e)Includes: (i) $390.9 million outstanding under ABS Series 2025-1 with a weighted average fixed rate of 5.26%; (ii) $240.3 million outstanding under ABS Series 2024-1 with a weighted average fixed rate of 5.03%; (iii) $313.2 million outstanding under ABS Series 2023-2 with a weighted average fixed rate of 5.89% and (iv) $323.9 million outstanding under ABS Series 2023-1 with a weighted average fixed rate of 6.65%.
We incurred issuance costs in connection with our securitized financing, which is amortized on an effective yield basis over the estimated life of the debt. For the years ended December 31, 2025, 2024 and 2023, approximately $4.2 million, $7.3 million and $8.7 million, respectively, of amortization of deferred financing costs was included in interest expense on our consolidated statements of operations. As of December 31, 2025 and 2024, our unamortized issuance costs were $21.6 million and $7.9 million, respectively.

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

	Repurchase Agreements	Other Secured Financing	Securitized Financing (a)	Total
2026	$1,053,645	$165,524	$1,060,291	$2,279,460
2027	2,358,748	989,142	571,017	3,918,907
2028	1,489,670	184,734	212,206	1,886,610
2029	1,075,994	537,198	297,578	1,910,770
2030	2,775,491	1,211,713	1,066,593	5,053,797
Thereafter	136,544	802,390	1,945,631	2,884,565
Total	$8,890,092	$3,890,701	$5,153,316	$17,934,109
______________________________________________________________________________________________________________________
(a)For the CLOs, the above does not assume utilization of their reinvestment features. The SASB and ABS financings do not have reinvestment features.
12. Unsecured Senior Notes
The following table is a summary of our unsecured senior notes outstanding as of December 31, 2025 and 2024 (dollars in thousands):

	Coupon Rate	Swapped Rate (1)	Effective Rate (2)	Maturity Date	Remaining Period of Amortization	Carrying Value at
						December 31, 2025	December 31, 2024
2027 Convertible Notes	6.75%	N/A	7.38%	7/15/2027	1.5 years	$380,750	$380,750
2025 Senior Notes	4.75%	SOFR + 2.64%	5.04%	3/15/2025	N/A	—	250,000
2026 Senior Notes	3.63%	N/A	3.77%	7/15/2026	0.5 years	400,000	400,000
2027 Senior Notes	4.38%	SOFR + 2.95%	4.49%	1/15/2027	1.0 year	500,000	500,000
2028 Senior Notes	5.25%	SOFR + 1.88%	5.49%	10/15/2028	2.8 years	500,000	—
2029 Senior Notes	7.25%	SOFR + 3.25%	7.37%	4/1/2029	3.3 years	600,000	600,000
April 2030 Senior Notes	6.00%	SOFR + 2.70%	6.14%	4/15/2030	4.3 years	400,000	400,000
July 2030 Senior Notes	6.50%	SOFR + 2.55%	6.64%	7/1/2030	4.5 years	500,000	500,000
October 2030 Senior Notes	6.50%	SOFR + 2.61%	6.64%	10/15/2030	4.8 years	500,000	—
2031 Senior Notes	5.75%	SOFR + 2.24%	5.90%	1/15/2031	5.0 years	550,000	—
Total principal amount						4,330,750	3,030,750
Unamortized discount—Convertible Notes						(4,063)	(6,399)
Unamortized discount—Senior Notes						(17,206)	(10,501)
Unamortized deferred financing costs						(25,645)	(19,168)
Total carrying amount						$4,283,836	$2,994,682
______________________________________________________________________________________________________________________
(1)We entered into interest rate swaps on certain of our senior notes at closing to effectively convert them to floating rates. Each of those swaps has a notional amount equal to the aggregate principal amount of the respective notes, except for the 2031 Senior Notes swap which has a notional amount of $275.0 million.
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
Senior Notes Due 2028

On October 6, 2025, we issued $500.0 million of 5.25% Senior Notes due 2028 (the “2028 Senior Notes”). The 2028 Senior Notes mature on October 15, 2028. Prior to July 15, 2028, we may redeem some or all of the 2028 Senior Notes at a price equal to 100% of the principal amount thereof, plus the applicable “make-whole” premium as of the applicable date of redemption. On and after July 15, 2028, we may redeem some or all of the 2028 Senior Notes at a price equal to 100% of the principal amount thereof. In addition, prior to July 15, 2028, we may redeem up to 40% of the 2028 Senior Notes at the applicable redemption price using the proceeds of certain equity offerings.
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
Senior Notes Due October 2030
On April 8, 2025, we issued $500.0 million of 6.50% Senior Notes due 2030 (the “October 2030 Senior Notes”). The October 2030 Senior Notes mature on October 15, 2030. Prior to April 15, 2030, we may redeem some or all of the October 2030 Senior Notes at a price equal to 100% of the principal amount thereof, plus the applicable “make-whole” premium as of the applicable date of redemption. On and after April 15, 2030, we may redeem some or all of the October 2030 Senior Notes at a price equal to 100% of the principal amount thereof. In addition, prior to April 15, 2028, we may redeem up to 40% of the October 2030 Senior Notes at the applicable redemption price using the proceeds of certain equity offerings.

Senior Notes Due 2031
On October 14, 2025, we issued $550.0 million of 5.75% Senior Notes due 2031 (the “2031 Senior Notes”). The 2031 Senior Notes mature on January 15, 2031. Prior to July 15, 2030, we may redeem some or all of the 2031 Senior Notes at a price equal to 100% of the principal amount thereof, plus the applicable “make-whole” premium as of the applicable date of redemption. On and after July 15, 2030, we may redeem some or all of the 2031 Senior Notes at a price equal to 100% of the principal amount thereof. In addition, prior to January 15, 2029, we may redeem up to 40% of the 2031 Senior Notes at the applicable redemption price using the proceeds of certain equity offerings.
Our unsecured senior notes contain certain financial tests and covenants. As of December 31, 2025, we were in compliance with all such covenants.
Convertible Notes
In July 2023, we issued $380.8 million of 6.75% Convertible Senior Notes due 2027 (the “2027 Convertible Notes”) for net proceeds of $371.2 million. The notes mature on July 15, 2027.
We recognized interest expense from our Convertible Notes (including prior convertible notes repaid during 2023) of $28.2 million, $28.1 million and $16.6 million, respectively, during the years ended December 31, 2025, 2024 and 2023.
The following table details the conversion attributes of our Convertible Notes outstanding as of December 31, 2025 (amounts in thousands, except rates):

	December 31, 2025
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
(2)As of December 31, 2025, the market price of the Company’s common stock was $18.01.
The if-converted value of the 2027 Convertible Notes was less than their principal amount by $50.4 million at December 31, 2025 as the closing market price of the Company’s common stock of $18.01 was less than the implicit conversion price of $20.76 per share. The if-converted value of the principal amount of the 2027 Convertible Notes was $330.4 million as of December 31, 2025. As of December 31, 2025, the net carrying amount and fair value of the 2027 Convertible Notes was $376.4 million and $391.9 million, respectively.
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
In certain instances, we retain an interest in the CMBS or RMBS VIE and serve as special servicer or servicing administrator for the VIE. In these circumstances, we generally consolidate the VIE into which the loans were sold. The securitizations are subject to optional redemption after a certain period of time or when the pool balance falls below a specified threshold. There were no such redemptions during the years ended December 31, 2025, 2024 and 2023.
The following summarizes the face amount and proceeds of commercial loans securitized for the years ended December 31, 2025, 2024 and 2023 (amounts in thousands):

	Commercial Loans
	Face Amount	Proceeds
For the Year Ended December 31,
2025	1,201,892	1,241,841
2024	1,567,244	1,603,167
2023	759,740	770,733
There were no residential loans securitized during the years ended December 31, 2025, 2024 and 2023.
The securitization of commercial and residential loans does not result in a discrete gain or loss since they are carried under the fair value option.
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
During the year ended December 31, 2025, we sold a $231.7 million senior interest in a first mortgage originated during the year for proceeds of $229.9 million. During the year ended December 31, 2024, we sold $40.1 million of participating interests in first mortgage and mezzanine loans at par (see related discussion in Note 17). During the year ended December 31, 2023, we sold $95.5 million of mezzanine loans at par less costs to sell.
During the years ended December 31, 2025 and 2024, (losses) gains recognized on sales of commercial loans were $(0.4) million and $0.3 million, respectively. During the year ended December 31, 2023, losses recognized on sales of commercial loans were immaterial.
Investing and Servicing Loan Sales

During the year ended December 31, 2025, we sold loans outside of securitizations with a face amount of $42.5 million for proceeds of $43.5 million. During the year ended December 31, 2024, we sold loans outside of securitizations with a face amount of $127.9 million for proceeds of $124.8 million. The sale of these loans does not result in a discrete gain or loss since they are carried under the fair value option. There were no such sales of loans during the year ended December 31, 2023.

Infrastructure Loan Sales
During the year ended December 31, 2024, we sold a loan with a face amount of $49.5 million for proceeds of $47.1 million. The loan had been reclassified as held-for-sale during the three months ended March 31, 2024, at which time a $1.5 million fair value adjustment was provided within credit loss provision based on the contractual sale price. During the years ended December 31, 2025 and 2023, there were no such sales of loans.
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
Designated Hedges
The Company does not generally elect to apply the hedge accounting designation to its hedging instruments. As of December 31, 2025 and 2024, the Company did not have any designated hedges.
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
•Interest rate contracts which hedge a portion of our exposure to changes in interest rates; and
•Credit instruments which hedge a portion of our exposure to the credit risk of our commercial loans held-for-sale.

The following table summarizes our non-designated derivatives as of December 31, 2025 (notional amounts in thousands):

Type of Derivative	Number of Contracts	Aggregate Notional Amount	Notional Currency	Maturity
Fx contracts – Buy Euros (“EUR”)	13	255,758	EUR	January 2026 - September 2027
Fx contracts – Buy Pounds Sterling (“GBP”)	13	57,876	GBP	March 2026 - April 2027
Fx contracts – Buy Australian dollar (“AUD”)	9	751,857	AUD	January 2026 - October 2029
Fx contracts – Buy Swiss Franc (“CHF”)	1	5,584	CHF	February 2026
Fx contracts – Sell EUR	152	659,467	EUR	January 2026 - December 2030
Fx contracts – Sell GBP	256	485,539	GBP	January 2026 - November 2029
Fx contracts – Sell AUD	87	1,471,485	AUD	January 2026 - October 2029
Fx contracts – Sell CHF	7	17,326	CHF	February 2026 - May 2027
Fx contracts – Sell Swedish Kronas (“SEK”)	24	360,609	SEK	February 2026 - February 2029
Interest rate swaps – Paying fixed rates	33	2,497,198	USD	March 2026 - December 2033
Interest rate swaps – Receiving fixed rates	8	3,313,380	USD	January 2027 - January 2031
Interest rate futures	1	27,300	USD	February 2026
Interest rate caps	3	509,000	USD	May 2026 - June 2030
Credit instruments	2	90,000	USD	July 2030 - December 2030
Total	609
The above table excludes certain interest rate derivatives which serve as an economic hedge related to our residential loan portfolio. In 2024, we entered into a series of derivative transactions related to this loan portfolio in an effort to extend hedge duration. The current high interest rate environment has caused these loans to experience lower prepayment speeds than was originally anticipated at the time of their origination. In order to minimize volatility in future earnings and cash flows while minimizing the current cash outflow, we: (i) entered into a series of reverse swap trades to offset approximately 100% of the dollar duration of our existing interest rate swaps through the end of 2024 and approximately 80% between 2025 through their termination in the second quarter of 2027; and (ii) entered into a forward starting swap from June 2027 for four years which pays fixed and receives floating in order to replace the swaps reversed. Given the volume of these hedges and their sequential nature, the notional value of these new swaps is not representative of the notional value of our portfolio, and they were thus excluded from the table above. The notional value of the swaps described in (i) above that were effective and included as of December 31, 2025 totaled $2.3 billion. The notional value of the swaps described in (i) above that were not yet effective and not included as of December 31, 2025 totaled $4.8 billion. Because the reverse swaps and the forward starting swap are not specifically designated to assets or liabilities, changes in their respective fair values are recorded currently in earnings. The above table also excludes $3.1 billion notional amount of certain other interest rate swaps we entered into prior to December 31, 2025, but that were not yet effective.
The table below presents the fair value of our derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2025 and 2024 (amounts in thousands):

	Fair Value of Derivatives in an Asset Position (1) as of December 31,		Fair Value of Derivatives in a Liability Position (2) as of December 31,
	2025	2024	2025	2024
Foreign exchange contracts	$26,770	$137,577	$72,351	$67,452
Interest rate contracts	18,657	37,758	10,060	27,292
Credit instruments	386	185	1,572	146
Total derivatives	$45,813	$175,520	$83,983	$94,890
___________________________________________________
(1)Classified as derivative assets in our consolidated balance sheets.
(2)Classified as derivative liabilities in our consolidated balance sheets.

The table below presents the effect of our derivative financial instruments on the consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023 (amounts in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income for the Year Ended December 31,
		2025	2024	2023
Foreign exchange contracts	(Loss) gain on derivative financial instruments, net	$(110,461)	$95,110	$(65,085)
Interest rate contracts	(Loss) gain on derivative financial instruments, net	(16,303)	64,036	27,293
Credit instruments	(Loss) gain on derivative financial instruments, net	(504)	(1,212)	(813)
		$(127,268)	$157,934	$(38,605)
15. Offsetting Assets and Liabilities
The following tables present the potential effects of netting arrangements on our financial position for financial assets and liabilities within the scope of ASC 210-20, Balance Sheet—Offsetting, which for us are derivative assets and liabilities as well as repurchase agreement liabilities (amounts in thousands):

		(ii) Gross Amounts Offset in the Statement of Financial Position	(iii) = (i) - (ii) Net Amounts Presented in the Statement of Financial Position	(iv) Gross Amounts Not Offset in the Statement of Financial Position
	(i) Gross Amounts Recognized			Financial Instruments	Cash Collateral Received / Pledged	(v) = (iii) - (iv) Net Amount
As of December 31, 2025
Derivative assets	$45,813	$—	$45,813	$33,709	$—	$12,104
Derivative liabilities	$83,983	$—	$83,983	$33,709	$50,274	$—
Repurchase agreements	8,890,092	—	8,890,092	8,890,092	—	—
	$8,974,075	$—	$8,974,075	$8,923,801	$50,274	$—
As of December 31, 2024
Derivative assets	$175,520	$—	$175,520	$94,440	$20,760	$60,320
Derivative liabilities	$94,890	$—	$94,890	$94,440	$450	$—
Repurchase agreements	8,336,385	—	8,336,385	8,336,385	—	—
	$8,431,275	$—	$8,431,275	$8,430,825	$450	$—
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

As discussed in Note 11, we have financed (i) various pools of our commercial and infrastructure loans held-for-investment through multiple CLOs and a SASB and (ii) pools of net lease properties through ABSs, all of which are considered to be VIEs. We are the primary beneficiary of, and therefore consolidate, all these securitized financing VIEs in our financial statements as we have both (i) the power to direct the activities in our role as collateral manager, collateral advisor, or controlling class representative and/or special servicer that most significantly impact the VIE’s economic performance, and (ii) the obligation to absorb losses and the right to receive benefits from the VIEs that could be potentially significant through the subordinate interests we own.
The following table details the assets and liabilities of our consolidated securitized financing VIEs as of December 31, 2025 and 2024 (amounts in thousands):

	December 31, 2025	December 31, 2024
Assets:
Cash and cash equivalents	$251,137	$76,320
Loans held-for-investment	4,536,127	3,975,964
Investment securities	—	216
Properties, net	1,570,531	—
Intangible assets, net	333,263	—
Accrued interest receivable	14,178	20,755
Other assets	34,399	3,714
Total Assets	$6,739,635	$4,076,969
Liabilities
Accounts payable, accrued expenses and other liabilities	$79,854	$23,540
Securitized financing, net	5,131,453	3,196,426
Total Liabilities	$5,211,307	$3,219,966
Assets held by the securitized financing VIEs are restricted and can be used only to settle obligations of those VIEs, including the subordinate interests owned by us. The liabilities of those VIEs are non-recourse to us and can only be satisfied from the assets of the VIEs.
We also hold controlling interests in other non-securitization entities that are considered VIEs. The Woodstar Fund, Woodstar Feeder Fund, L.P. and one of the Woodstar Fund’s indirect investees, SPT Dolphin Intermediate LLC (“SPT Dolphin”), the entity which holds the Woodstar II Portfolio, are each VIEs because the third party interest holders do not carry kick-out rights or substantive participating rights. We were deemed to be the primary beneficiary of those VIEs because we possess both the power to direct the activities of the VIEs that most significantly impact their economic performance and a significant economic interest in each entity. The Woodstar Fund had total assets of $1.8 billion, including its indirect investment in SPT Dolphin, and no significant liabilities as of December 31, 2025. As of December 31, 2025, Woodstar Feeder Fund, L.P. and its consolidated subsidiary which is also considered a VIE, Woodstar Feeder REIT, LLC, had a $0.5 billion investment in the Woodstar Fund, had insignificant liabilities and had temporary equity of $0.4 billion consisting of the contingently redeemable non-controlling interests of the third party investors (see Note 18).
We also hold a 51% controlling interest in a joint venture (the “CMBS JV”) within our Investing and Servicing Segment, which is considered a VIE because the third party interest holder does not carry kick-out rights or substantive participating rights. We are deemed the primary beneficiary of the CMBS JV. This VIE had total assets of $219.5 million and liabilities of $53.5 million as of December 31, 2025. Refer to Note 18 for further discussion.
In addition to the above non-securitization entities, we have smaller VIEs with total assets of $86.6 million and insignificant liabilities as of December 31, 2025.
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

As noted above, we are not obligated to provide, nor have we provided, any financial support for any of our securitization VIEs, whether or not we are deemed to be the primary beneficiary. As such, the risk associated with our involvement in these VIEs is limited to the carrying value of our investment in the entity. As of December 31, 2025, our maximum risk of loss related to securitization VIEs in which we were not the primary beneficiary was $32.5 million on a fair value basis.
As of December 31, 2025, the securitization VIEs which we do not consolidate had debt obligations to beneficial interest holders with unpaid principal balances, excluding the notional value of interest-only securities, of $4.6 billion. The corresponding assets are comprised primarily of commercial mortgage loans with unpaid principal balances corresponding to the amounts of the outstanding debt obligations.
We also hold passive non-controlling interests in certain unconsolidated entities that are considered VIEs. We are not the primary beneficiaries of these VIEs as we do not possess the power to direct the activities of the VIEs that most significantly impact their economic performance and therefore report our interests, which totaled $6.3 million as of December 31, 2025, within investments in unconsolidated entities on our consolidated balance sheet. Our maximum risk of loss is limited to our carrying value of the investments.
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
For the years ended December 31, 2025, 2024 and 2023, approximately $97.2 million, $89.8 million and $87.3 million, respectively, was incurred for base management fees. As of December 31, 2025 and 2024, there were $25.3 million and $23.5 million, respectively, of unpaid base management fees included in related-party payable in our consolidated balance sheets.
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
For the years ended December 31, 2025, 2024 and 2023, approximately $13.7 million, $35.3 million and $35.7 million, respectively, was incurred for incentive fees. As of December 31, 2025 and 2024, there were $3.5 million and $12.7 million of unpaid incentive fees included in related-party payable in our consolidated balance sheets.
Expense Reimbursement. We are required to reimburse our Manager for operating expenses incurred by our Manager on our behalf. In addition, pursuant to the terms of the Management Agreement, we are required to reimburse our Manager for the documented costs of legal, tax, consulting, accounting and other similar services rendered for us by our Manager’s personnel. The expense reimbursement is not subject to any dollar limitations but is subject to review by our independent directors. For the years ended December 31, 2025, 2024 and 2023, approximately $6.3 million, $5.6 million and $8.0 million, respectively, was incurred for executive compensation and other reimbursable expenses and recognized within general and administrative expenses in our consolidated statements of operations. As of December 31, 2025 and 2024, there was $2.8 million and $2.7 million, respectively, of unpaid reimbursable executive compensation and other expenses included in related-party payable in our consolidated balance sheets.
Equity Awards. In certain instances, we issue RSAs to certain employees of affiliates of our Manager who perform services for us. During the years ended December 31, 2025, 2024 and 2023, we granted 416,780, 924,092 and 226,955 RSAs, respectively, at grant date fair values of $8.4 million, $18.8 million and $4.3 million, respectively. Expenses related to the vesting of awards to employees of affiliates of our Manager were $9.5 million, $8.3 million and $8.7 million during the years ended December 31, 2025, 2024 and 2023, respectively, and are reflected in general and administrative expenses in our consolidated statements of operations. These shares generally vest over a three-year period. Compensation expense related to the ESPP (refer to Note 18) for employees of affiliates of our Manager was not material during the years ended December 31, 2025, 2024 and 2023, and is reflected in general and administrative expenses in our consolidated statement of operations.
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
Manager Equity Plan
In April 2022, the Company’s shareholders approved the Starwood Property Trust, Inc. 2022 Manager Equity Plan (the “2022 Manager Equity Plan”) which replaced the Starwood Property Trust, Inc. 2017 Manager Equity Plan (the “2017 Manager Equity Plan”). In March 2025, we granted 1,350,000 RSUs to our Manager under the 2022 Manager Equity Plan. In March 2024, we granted 1,300,000 RSUs to our Manager under the 2022 Manager Equity Plan. In November 2022, we granted 1,500,000 RSUs to our Manager under the 2022 Manager Equity Plan. In November 2020, we granted 1,800,000 RSUs to our Manager under the 2017 Manager Equity Plan. In connection with these grants and prior similar grants, we recognized share-based compensation expense of $25.6 million, $19.3 million and $18.0 million within management fees in our consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023, respectively. Refer to Note 18 for further discussion.

Investments in Loans and Securities
The following eight related-party loan transactions were each approved by our board of directors, with those affiliated with the related transaction recusing themselves.
We and SEREF, a debt fund that is externally managed by an affiliate of our Manager, owned equal interests in a mezzanine loan on an office portfolio in Ireland, as discussed in Note 5. In December 2025, SEREF sold its €28.4 million interest in the mezzanine loan to the loan’s sponsor for €4.8 million. In connection with that sale, we made a €2.8 million ($3.3 million) non-interest-bearing loan to the sponsor.
In June 2025, we co-originated 49% of a $587.1 million first mortgage loan for the construction of a data center in Herndon, Virginia that is fully leased to an investment grade tenant. Of our $287.7 million share of the total loan commitment, $58.6 million has been funded and is outstanding as of December 31, 2025. The loan has an initial term of four-years with two one-year extension options (subject to certain conditions) and initially bears interest at SOFR plus 3.00%. This pricing was negotiated in a competitive bid process with a third party who is retaining the remaining 51% interest in the loan. The borrower is an affiliate of our Manager. Because of the affiliated interest, we lack certain consent rights under the co-lender agreement.
In May 2025, we co-originated one-third of a $638.5 million first mortgage loan for the construction of a data center in Ashburn, Virginia that is fully leased to an investment grade tenant. Of our $212.8 million share of the total loan commitment, $144.6 million has been funded and is outstanding as of December 31, 2025. The loan has a five-year term and initially bears interest at SOFR (floor of 2.00%) plus 2.50%. This pricing was negotiated in a competitive bid process with other third parties who are retaining the remaining two-thirds interest in the loan. An affiliate of our Manager is general partner of, and holds a 92.5% limited partnership interest in, the borrower. Because of the affiliated interest, we lack certain consent rights under the co-lender agreement.
In January 2025, we co-originated 49% of a $388.4 million first mortgage loan for the construction of a luxury 81 unit condominium project in Miami Beach, Florida. Of our $190.3 million share of the total loan commitment, $72.1 million has been funded and is outstanding as of December 31, 2025. The loan has an initial term of four years with a one-year extension option (subject to certain conditions) and bears interest at SOFR (floor of 3.00%) plus 4.25%. This pricing was negotiated in a competitive bid process with a third party who is retaining the remaining 51% interest in the loan. An affiliate of our Manager is general partner of, and holds a 90% limited partnership interest in, the borrower. Because of the affiliated interest, we lack certain consent rights under the co-lender agreement.
In December 2024, we modified a loan that was originated in March 2022 for the development and recapitalization of a portfolio of luxury rental cabins, where our CEO and another non-independent member of our board of directors own minority equity interests in the borrower. In connection with a new $25.0 million investment in the borrower by a major hotel brand, we granted: (i) a 24-month term extension with a one-year extension option subject to certain conditions and with an extension fee due at maturity, (ii) a 2.25% reduction in the interest rate to SOFR + 4.25%, and (iii) deferral of half of the remaining interest payments until maturity in December 2026. Previous modifications to the loan were as follows: (i) in July 2023, we agreed to a 10-month 300 bps partial interest payment deferral, which in January 2024 was extended to December 2024; and (ii) in June 2024, we deferred all remaining interest payments due under the loan and formally extended its initial maturity until December 2024. The loan had an original commitment of $200.0 million, of which $147.5 million was outstanding as of December 31, 2025. The deferred interest balance was $18.9 million as of December 31, 2025.
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
In connection with the May 2024 refinancing of our Medical Office Portfolio, we obtained $450.5 million of securitization debt (“MED 2024-MOB”) and a $39.5 million mezzanine loan (the “Mezz Loan”). The Mezz Loan and the $23.0 million horizontal risk retention certificates of MED 2024-MOB (“HRR”) were funded by affiliates of investment funds which are managed by the real estate investment firm for which one of our independent directors is co-founder and co-chief executive officer. One of such affiliates also serves as controlling class representative of MED 2024-MOB. Both the Mezz Loan and the HRR bear interest at SOFR + 5.50% and have an initial term of two years, followed by three successive one-year extension options. The final structure and cost of debt for this refinancing was selected after a competitive marketing process led by a third party broker. Subsequent to year end, we prepaid the entirety of the $39.5 million Mezz Loan at par plus accrued interest.

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
In July 2024, we purchased all the controlling class certificates in the newly-formed Freddie Mac multifamily mortgage trust, FREMF 2024-KF163 (the “Trust”), for their aggregate principal amount of $77.1 million. The certificates have a pass-through interest rate of one-month SOFR + 6.00% and an expected final distribution date in May 2034. As of December 31, 2025, the Trust holds 24 SOFR based floating rate multifamily mortgage loans with a total principal balance of approximately $1.0 billion, of which affiliates of our Manager are borrowers under 11 of those loans totaling approximately $495.0 million. As directing certificate holder, we are considered the primary beneficiary of, and therefore consolidate the Trust as a securitization VIE. However, while we are able to appoint and remove the special servicer of the unaffiliated loans in the VIE, we cannot name ourselves or an affiliate as special servicer, and we cannot remove or direct the third party special servicer with respect to the affiliate loans.
In December 2012, we acquired 9,140,000 ordinary shares in SEREF, a debt fund that is externally managed by an affiliate of our Manager and is listed on the London Stock Exchange, for approximately $14.7 million, which equated to approximately 4% ownership of SEREF. During the years ended December 31, 2025, 2024 and 2023, 3,944,520, 2,767,038 and 1,892,313 shares were redeemed by SEREF, for proceeds of $5.1 million, $3.7 million and $2.5 million, respectively, leaving 536,129 shares held as of December 31, 2025. As of December 31, 2025, our shares represent an approximate 2.3% interest in SEREF. Refer to Note 6 for additional details.
We hold a 0.54% equity interest in a data center business in Ireland that had a carrying value of $7.7 million as of December 31, 2025. An investment fund and certain other entities affiliated with our Manager exercise a combined 50% voting interest in this entity. During the year ended December 31, 2025, our ownership interest was diluted from 0.72% to 0.54% due to equity contributions made to the entity by affiliates of our Manager. During the year ended December 31, 2024, we contributed an additional $0.3 million.
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
During the year ended December 31, 2023, we entered into a stock transfer, termination and release agreement in which we sold the entirety of our equity interest in a residential mortgage originator to a third party.
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
During the years ended December 31, 2025, 2024 and 2023, we made payments to the landlord under the terms of the lease of $7.1 million, $6.5 million and $6.6 million, respectively, for rent, parking and our pro rata share of building operating expenses. During the years ended December 31, 2025, 2024 and 2023, we recognized $7.6 million, $7.0 million and $7.2 million, respectively, of expenses with respect to this lease within general and administrative expenses in our consolidated statements of operations. During the year ended December 31, 2023, we made payments to the landlord under the terms of the lease of $1.3 million for reimbursements relating to tenant improvements (none during the years ended December 31, 2025 and 2024).

Acquisitions from Consolidated CMBS Trusts

Our Investing and Servicing Segment acquires interests in properties for its REIS Equity Portfolio and also loans from CMBS trusts, some of which are consolidated as VIEs on our balance sheet. Acquisitions from consolidated VIEs are reflected as repayment of debt of consolidated VIEs in our consolidated statements of cash flows. During the year ended December 31, 2024, we acquired an operating property from a CMBS trust that we consolidate as a VIE for a purchase price of $7.7 million. There were no assets acquired from consolidated CMBS trusts during the years end December 31, 2025 and 2023.
Other Related-Party Arrangements
During the year ended December 31, 2016, we established a co-investment fund which provides key personnel with the opportunity to invest in certain properties included in our REIS Equity Portfolio. These personnel include certain of our employees as well as employees of affiliates of our Manager (collectively, “Fund Participants”). The fund carries an aggregate commitment of $15.0 million and owns a 10% equity interest in certain REIS Equity Portfolio properties acquired subsequent to January 1, 2015. As of December 31, 2025, Fund Participants have funded $4.9 million of the capital commitment, and it is our current expectation that there will be no additional funding of the commitment. The capital contributed by Fund Participants is reflected on our consolidated balance sheets as non-controlling interests in consolidated subsidiaries. In an effort to retain key personnel, the fund provides for disproportionate distributions which allows Fund Participants to earn an incremental 60% on all operating cash flows attributable to their capital account, net of a 5% preferred return to us as general partner of the fund. Amounts earned by Fund Participants pursuant to this waterfall are reflected within net income attributable to non-controlling interests in our consolidated statements of operations. During the years ended December 31, 2024 and 2023, the non-controlling interests related to this fund received cash distributions of $1.1 million and $1.9 million, respectively. There were no such cash distributions during the year ended December 31, 2025.
In August 2025, we entered into a shared services agreement with Starwood Capital Group Management, L.L.C. (“SCG Management”), that governs the reimbursement arrangements for SCG Management and its affiliates when our employees or contractors provide services to those entities. The agreement is effective as of January 2, 2024. The reimbursement parameters were informed by a transfer pricing study conducted by a third party. Amounts previously billed to SCG Management have been adjusted in accordance with the terms of this agreement as of the August 2025 execution date. The final amounts billed in accordance with the agreement are $4.4 million with respect to the year ended December 31, 2024 and $3.7 million with respect to the year ended December 31, 2025, of which $1.8 million is reflected as a receivable within other assets in our consolidated balance sheet as of December 31, 2025.

In March 2025, an affiliate of our Manager acquired Worldwide Mission Critical (“Worldwide”), an entity which provides asset management services for loans secured by data center projects, including construction loans. Prior to Worldwide’s acquisition by our Manager, we entered into a $0.3 million contract with Worldwide to provide services on a $550.0 million construction loan that was originated by us during the year ended December 31, 2025. During the year ended December 31, 2025, we incurred $0.2 million of costs related to this contract.

Essex Title, LLC (“Essex”), which is majority-owned by Starwood Capital Group as a limited partner, acts as an agent for one or more underwriters in issuing title policies and/or providing support services related to investments by the Company, its affiliates and other third parties. Essex earns fees, which would have otherwise been paid to third parties, by providing title agency services and facilitating the placement of title insurance with underwriters. During the years ended December 31, 2025 and 2024, we paid $0.4 million and $1.7 million, respectively, of fees relating to such services provided by Essex. There were no such fees paid for these services during the year ended December 31, 2023.

Highmark Residential (“Highmark”), an affiliate of our Manager, provides property management services for properties within our Woodstar I and Woodstar II Portfolios. Fees paid to Highmark are calculated as a percentage of gross receipts and are at market terms. During the years ended December 31, 2025, 2024 and 2023, property management fees to Highmark of $7.1 million, $6.5 million and $6.0 million, respectively, were recognized within our Woodstar Portfolios.
18. Stockholders’ Equity and Non-Controlling Interests
The Company’s authorized capital stock consists of 100,000,000 shares of preferred stock, $0.01 par value per share, and 500,000,000 shares of common stock, $0.01 par value per share.
We issued common stock in a public offering as follows during the years ended December 31, 2025 and 2024:

	Shares issued	Price	Proceeds
Issuance date	(in thousands)	per share	(in thousands)
July/August 2025	27,125	$19.70	$534,363
September 2024	20,125	$19.50	$392,478
ATM Agreement
In May 2025, we entered into a Starwood Property Trust, Inc. Common Stock Sales Agreement (the “ATM Agreement”) with a syndicate of financial institutions to sell shares of the Company’s common stock of up to $500.0 million from time to time, through an “at the market” equity offering program. Sales of shares under the ATM Agreement are made by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale or at negotiated prices. The ATM Agreement replaces a similar agreement previously entered into in May 2022 with a syndicate of financial institutions. During the year ended December 31, 2025, we issued 1,561,634 shares of common stock under our ATM Agreement for gross proceeds of $31.6 million at an average price of $20.22 and paid related commission costs of $0.5 million. There were no shares issued under the previous ATM Agreement during the years ended December 31, 2024 and 2023.
Dividend Reinvestment and Direct Stock Purchase Plan
In May 2014, we established the Starwood Property Trust, Inc. Dividend Reinvestment and Direct Stock Purchase Plan (the “DRIP Plan”), which provides stockholders with a means of purchasing additional shares of our common stock by reinvesting the cash dividends paid on our common stock and by making additional optional cash purchases. Shares of our common stock purchased under the DRIP Plan will either be issued directly by the Company or purchased in the open market by the plan administrator. The Company may issue up to 11.0 million shares of common stock under the DRIP Plan. During the years ended December 31, 2025, 2024 and 2023, shares issued under the DRIP Plan were not material.
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
During the years ended December 31, 2025, 2024 and 2023, 115,117, 113,953 and 123,327 shares, respectively, of common stock were purchased by participants at a weighted average discounted purchase price of $16.77, $16.88 and $15.46 per share, respectively. As of December 31, 2025, there were 1.6 million shares of common stock available for future issuance through the ESPP.

Dividends Declared

Our board of directors declared the following dividends during the years ended December 31, 2025, 2024 and 2023:

Declaration Date	Record Date	Payment Date	Amount	Frequency
12/12/25	12/31/25	1/15/26	$0.48	Quarterly
7/16/25	9/30/25	10/15/25	0.48	Quarterly
6/11/25	6/30/25	7/15/25	0.48	Quarterly
3/13/25	3/31/25	4/15/25	0.48	Quarterly
11/1/24	12/31/24	1/15/25	0.48	Quarterly
7/24/24	9/30/24	10/15/24	0.48	Quarterly
6/13/24	6/28/24	7/15/24	0.48	Quarterly
3/15/24	3/29/24	4/15/24	0.48	Quarterly
12/15/23	12/29/23	1/15/24	0.48	Quarterly
9/15/23	9/30/23	10/16/23	0.48	Quarterly
6/15/23	6/30/23	7/17/23	0.48	Quarterly
3/16/23	3/31/23	4/14/23	0.48	Quarterly
Equity Incentive Plans
In April 2022, the Company’s shareholders approved the 2022 Manager Equity Plan and the Starwood Property Trust, Inc. 2022 Equity Plan (the “2022 Equity Plan”), which allow for the issuance of up to 18,700,000 stock options, stock appreciation rights, RSAs, RSUs or other equity-based awards or any combination thereof to the Manager, directors, employees, consultants or any other party providing services to the Company. The 2022 Manager Equity Plan succeeds and replaces the 2017 Manager Equity Plan and the 2022 Equity Plan succeeds and replaces the Starwood Property Trust, Inc. 2017 Equity Plan (the “2017 Equity Plan”). As of December 31, 2025, 9,731,228 share awards were available to be issued under either the 2022 Manager Equity Plan or the 2022 Equity Plan, determined on a combined basis.

To date, we have only granted RSAs and RSUs under the equity incentive plans. The holders of awards of RSAs or RSUs are entitled to receive dividends or “distribution equivalents” beginning on either the award’s effective date or vest date, depending on the terms of the award.
The table below summarizes our share awards granted or vested under the 2017 and 2022 Manager Equity Plans during the years ended December 31, 2025, 2024 and 2023 (dollar amounts in thousands):

Grant Date	Type	Amount Granted	Grant Date Fair Value	Vesting Period
March 2025	RSU	1,350,000	$27,081	3 years
March 2024	RSU	1,300,000	26,104	3 years
November 2022	RSU	1,500,000	31,605	3 years
November 2020	RSU	1,800,000	30,078	3 years

During the years ended December 31, 2025, 2024 and 2023, we granted 2,403,212, 1,833,660, and 914,694 RSAs, respectively, under the 2022 Equity Plan to a select group of eligible participants which includes our employees, directors and employees of our Manager who perform services for us. The awards were granted based on the market price of the Company’s common stock on the respective grant date and generally vest over a three-year period. Expenses related to the vesting of these awards are reflected in general and administrative expenses in our consolidated statements of operations.

The following shares of common stock were issued, without restriction, to our Manager as part of the incentive compensation due under the Management Agreement during the years ended December 31, 2025, 2024 and 2023:

Timing of Issuance	Shares of Common Stock Issued	Price per share
August 2025	4,601	$19.88
May 2025	256,932	$19.58
February 2025	318,585	19.98
August 2024	90,381	19.42
May 2024	471,179	20.25
February 2024	496,170	19.68
August 2023	92,640	20.59
May 2023	377,207	16.39
March 2023	373,204	19.38

The following table summarizes our share-based compensation expenses during the years ended December 31, 2025, 2024 and 2023 (in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Management fees:
Manager incentive fee	$6,873	$17,662	$13,703
Manager Equity Plans (1)	25,625	19,261	18,027
	32,498	36,923	31,730
General and administrative:
Equity Plans (1)	28,052	22,055	20,761
ESPP	417	470	458
	28,469	22,525	21,219
Total share-based compensation expense (2)	$60,967	$59,448	$52,949
__________________________________________
(1)Share-based compensation expense relating to the 2017 and 2022 Manager Equity Plans is reflected within the Manager Equity Plans line. Share-based compensation expense relating to the 2017 and 2022 Equity Plans is reflected within the Equity Plans line.
(2)The income tax benefit associated with the share-based compensation expense for the years ended December 31, 2025, 2024 and 2023 was not material.
Schedule of Non-Vested Shares and Share Equivalents (1)

	Equity Plan	Manager Equity Plan	Total	Weighted Average Grant Date Fair Value (per share)
Balance as of January 1, 2025	2,645,260	1,241,668	3,886,928	$20.46
Granted	2,403,212	1,350,000	3,753,212	20.01
Vested	(859,506)	(1,258,332)	(2,117,838)	20.68
Forfeited	(23,185)	—	(23,185)	20.07
Balance as of December 31, 2025	4,165,781	1,333,336	5,499,117	20.04
__________________________________________
(1)Equity-based award activity for awards granted under the 2017 and 2022 Equity Plans is reflected within the Equity Plan column, and for awards granted under the 2017 and 2022 Manager Equity Plans, within the Manager Equity Plan column.

The weighted average grant date fair value per share of grants during the years ended December 31, 2025, 2024 and 2023 was $20.01, $20.23 and $18.93, respectively.

Vesting Schedule

	Equity	Manager
	Plan	Equity Plan	Total
2026	842,712	883,336	1,726,048
2027	1,172,614	450,000	1,622,614
2028	2,150,455	—	2,150,455
Total	4,165,781	1,333,336	5,499,117
As of December 31, 2025, there was approximately $78.7 million of total unrecognized compensation costs related to unvested share-based compensation arrangements which are expected to be recognized over a weighted average period of 1.5 years. The total fair value of shares vested during the years ended December 31, 2025, 2024 and 2023 were $41.5 million, $51.8 million and $30.3 million, respectively, as of the respective vesting dates.
Non-Controlling Interests in Consolidated Subsidiaries
As discussed in Note 2, on November 5, 2021 we sold a 20.6% non-controlling interest in the Woodstar Fund to third party investors for net cash proceeds of $214.2 million. Under the Woodstar Fund operating agreement, such interests are contingently redeemable by us, at the option of the interest holder, for cash at liquidation fair value if any assets remain upon termination of the Woodstar Fund. The Woodstar Fund operating agreement specifies an eight-year term with two one-year extension options, the first at our option and the second subject to consent of an advisory committee representing the non-controlling interest holders. Accordingly, these contingently redeemable non-controlling interests have been classified as “Temporary Equity” in our consolidated balance sheets and represent the fair value of the Woodstar Fund’s net assets allocable to those interests. During the years ended December 31, 2025, 2024 and 2023 net income attributable to these non-controlling interests was $6.9 million, $19.5 million and $58.4 million, respectively.
In connection with our Woodstar II Portfolio acquisitions, we issued 10.2 million Class A Units in our subsidiary, SPT Dolphin, and rights to receive an additional 1.9 million Class A Units if certain contingent events occur. As of December 31, 2025, all of the 1.9 million contingent Class A Units were issued. The Class A Units are redeemable for consideration equal to the current share price of the Company’s common stock on a one-for-one basis, with the consideration paid in either cash or the Company’s common stock, at the determination of the Company. During the year ended December 31, 2023, 0.1 million redemptions of Class A Units were received and settled for $1.3 million in cash. During the year ended December 31, 2024, no redemptions of Class A Units were received. During the year ended December 31, 2025, 0.1 million redemptions of Class A Units were received and settled in common stock, leaving 9.6 million Class A Units outstanding as of December 31, 2025. The outstanding Class A Units are reflected as non-controlling interests in consolidated subsidiaries on our consolidated balance sheets, the balance of which was $205.7 million and $207.1 million as of December 31, 2025 and 2024, respectively.
To the extent SPT Dolphin has sufficient cash available, the Class A Units earn a preferred return indexed to the dividend rate of the Company’s common stock. Any distributions made pursuant to this waterfall are recognized within net income attributable to non-controlling interests in our consolidated statements of operations. During the years ended December 31, 2025, 2024 and 2023, we recognized net income attributable to non-controlling interests of $18.5 million, $18.6 million and $18.7 million, respectively, associated with these Class A Units.
As discussed in Note 16, we hold a 51% controlling interest in the CMBS JV within our Investing and Servicing Segment. Because the CMBS JV is deemed a VIE for which we are the primary beneficiary, the 49% interest of our joint venture partner is reflected as a non-controlling interest in consolidated subsidiaries on our consolidated balance sheets, and any net income attributable to this 49% joint venture interest is reflected within net income attributable to non-controlling interests in our consolidated statements of operations. The non-controlling interests in the CMBS JV were $89.3 million and $94.5 million as of December 31, 2025 and 2024, respectively. During the years ended December 31, 2025, 2024 and 2023, net income (loss) attributable to non-controlling interests was $2.6 million, $(23.0) million and $(1.5) million, respectively.

19. Earnings per Share
The following table provides a reconciliation of net income and the number of shares of common stock used in the computation of basic EPS and diluted EPS (amounts in thousands, except per share amounts):

	For the Year Ended December 31,
	2025	2024	2023
Basic Earnings
Income attributable to STWD common stockholders	$411,544	$359,933	$339,213
Less: Income attributable to participating shares not already deducted as non-controlling interests	(9,188)	(7,201)	(6,412)
Basic earnings	$402,356	$352,732	$332,801

Diluted Earnings
Income attributable to STWD common stockholders	$411,544	$359,933	$339,213
Less: Income attributable to participating shares not already deducted as non-controlling interests	(9,188)	(7,201)	(6,412)
Diluted earnings	$402,356	$352,732	$332,801

Number of Shares:
Basic — Average shares outstanding	349,687	319,921	309,771
Effect of dilutive securities — Contingently issuable shares	95	331	450
Effect of dilutive securities — Unvested non-participating shares	209	317	286
Diluted — Average shares outstanding	349,991	320,569	310,507

Earnings Per Share Attributable to STWD Common Stockholders:
Basic	$1.15	$1.10	$1.07
Diluted	$1.15	$1.10	$1.07
As of December 31, 2025, 2024 and 2023, participating shares of 14.5 million, 13.1 million and 12.7 million, respectively, were excluded from the computation of diluted shares as their effect was already considered under the more dilutive two-class method used above. Such participating shares at December 31, 2025, 2024 and 2023 included 9.6 million, 9.7 million and 9.7 million potential shares, respectively, of our common stock issuable upon redemption of the Class A Units in SPT Dolphin, as discussed in Note 18. Our current and prior convertible notes repaid in April 2023 were not dilutive for the years ended December 31, 2025, 2024 and 2023.

20. Accumulated Other Comprehensive Income
The changes in AOCI by component are as follows (amounts in thousands):

Cumulative Unrealized Gain (Loss) on Available-for- Sale Securities
Balance at January 1, 2023	$20,955
OCI before reclassifications	(5,648)
Amounts reclassified from AOCI	45
Net period OCI	(5,603)
Balance at December 31, 2023	15,352
OCI before reclassifications	(1,758)
Amounts reclassified from AOCI	—
Net period OCI	(1,758)
Balance at December 31, 2024	13,594
OCI before reclassifications	(2,034)
Amounts reclassified from AOCI	—
Net period OCI	(2,034)
Balance at December 31, 2025	$11,560

The reclassifications out of AOCI impacted the consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023 as follows (amounts in thousands):

	Amounts Reclassified from
	AOCI during the Year			Affected Line Item
	Ended December 31,			in the Statements
Details about AOCI Components	2025	2024	2023	of Operations
Unrealized gain (loss) on available-for-sale securities:
Net realized loss on sale of investment	$—	$—	$(45)	Gain on sale of investments and other assets, net
Total reclassifications for the period	$—	$—	$(45)

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
Woodstar Fund Investments
The fair value of investments held by the Woodstar Fund is determined based on observable and unobservable market inputs. The initial fair value of the Woodstar Fund’s investments at its November 5, 2021 establishment date was determined by reference to the purchase price paid by third party investors, which was consistent with both a recent external appraisal as well as our extensive marketing efforts to sell interests in the Woodstar Fund, plus working capital. The fair value of the Woodstar Fund’s investments as of December 31, 2025 and 2024 was determined by reference to an external appraisal as of those dates.

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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level II of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level III inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of December 31, 2025 and 2024, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level II of the fair value hierarchy.
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

Fair Value Disclosures
The following tables present our financial assets and liabilities carried at fair value on a recurring basis in the consolidated balance sheets by their level in the fair value hierarchy as of December 31, 2025 and 2024 (amounts in thousands):

	December 31, 2025
	Total	Level I	Level II	Level III
Financial Assets:
Loans under fair value option	$2,323,543	$—	$—	$2,323,543
RMBS	88,283	—	—	88,283
CMBS	32,522	—	4,325	28,197
Equity security	628	628	—	—
Woodstar Fund investments	1,727,499	—	—	1,727,499
Domestic servicing rights	28,280	—	—	28,280
Derivative assets	45,813	—	45,813	—
VIE assets	34,493,164	—	—	34,493,164
Total	$38,739,732	$628	$50,138	$38,688,966
Financial Liabilities:
Derivative liabilities	$83,983	$—	$83,983	$—
VIE liabilities	32,803,806	—	28,972,753	3,831,053
Total	$32,887,789	$—	$29,056,736	$3,831,053

	December 31, 2024
	Total	Level I	Level II	Level III
Financial Assets:
Loans under fair value option	$2,516,008	$—	$—	$2,516,008
RMBS	93,806	—	—	93,806
CMBS	27,345	—	—	27,345
Equity security	5,146	5,146	—	—
Woodstar Fund investments	2,073,533	—	—	2,073,533
Domestic servicing rights	22,390	—	—	22,390
Derivative assets	175,520	—	175,520	—
VIE assets	38,937,576	—	—	38,937,576
Total	$43,851,324	$5,146	$175,520	$43,670,658
Financial Liabilities:
Derivative liabilities	$94,890	$—	$94,890	$—
VIE liabilities	37,288,545	—	31,774,393	5,514,152
Total	$37,383,435	$—	$31,869,283	$5,514,152

The changes in financial assets and liabilities classified as Level III are as follows for the years ended December 31, 2025 and 2024 (amounts in thousands):

	Loans at Fair Value	RMBS	CMBS	Woodstar Fund Investments	Domestic Servicing Rights	VIE Assets	VIE Liabilities	Total
January 1, 2024 balance	$2,645,637	$102,368	$18,600	$2,012,833	$19,384	$43,786,356	$(5,604,796)	$42,980,382
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	75,880	—	439	60,700	3,006	(6,765,427)	511,836	(6,113,566)
Net accretion	—	4,449	—	—	—	—	—	4,449
Included in OCI	—	(1,758)	—	—	—	—	—	(1,758)
Purchases / Originations	1,736,065	—	—	—	—	—	—	1,736,065
Sales	(1,496,638)	—	—	—	—	—	—	(1,496,638)
Issuances	—	—	—	—	—	—	(12,923)	(12,923)
Cash repayments / receipts	(210,884)	(11,253)	(186)	—	—	—	(13,109)	(235,432)
Transfers into Level III	—	—	7,908	—	—	—	(2,021,589)	(2,013,681)
Transfers out of Level III	(234,052)	—	—	—	—	—	1,553,614	1,319,562
Consolidation of VIEs	—	—	—	—	—	2,808,141	—	2,808,141
Deconsolidation of VIEs	—	—	584	—	—	(891,494)	72,815	(818,095)
December 31, 2024 balance	2,516,008	93,806	27,345	2,073,533	22,390	38,937,576	(5,514,152)	38,156,506
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	184,440	—	1,724	(346,034)	5,890	(6,660,301)	476,902	(6,337,379)
Net accretion	—	4,582	—	—	—	—	—	4,582
Included in OCI	—	(2,034)	—	—	—	—	—	(2,034)
Purchases / Originations	1,147,227	—	—	—	—	—	—	1,147,227
Sales	(1,198,805)	—	—	—	—	—	—	(1,198,805)
Cash repayments / receipts	(224,490)	(8,071)	(872)	—	—	—	(91,199)	(324,632)
Transfers into Level III	—	—	—	—	—	—	(109,804)	(109,804)
Transfers out of Level III	(100,837)	—	—	—	—	—	1,407,162	1,306,325
Consolidation of VIEs	—	—	—	—	—	2,278,350	—	2,278,350
Deconsolidation of VIEs	—	—	—	—	—	(62,461)	38	(62,423)
December 31, 2025 balance	$2,323,543	$88,283	$28,197	$1,727,499	$28,280	$34,493,164	$(3,831,053)	$34,857,913
Amount of unrealized gains (losses) attributable to assets still held at December 31, 2025:
Included in earnings	$105,013	$4,582	$1,781	$(346,034)	$5,890	$(6,660,301)	$476,902	$(6,412,167)
Included in OCI	—	(2,034)	—	—	—	—	—	(2,034)
Amount of unrealized (losses) gains attributable to assets still held at December 31, 2024:
Included in earnings	$(9,645)	$4,449	$783	$60,700	$3,006	$(6,765,427)	$511,836	$(6,194,298)
Included in OCI	—	(1,758)	—	—	—	—	—	(1,758)
Amounts were transferred from Level II to Level III due to a decrease in the observable relevant market activity and amounts were transferred from Level III to Level II due to an increase in the observable relevant market activity.
The following table presents the fair values of our financial instruments not carried at fair value on the consolidated balance sheets (amounts in thousands):

	December 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets not carried at fair value:
Loans	$18,862,712	$18,996,541	$15,437,013	$15,546,013
HTM debt securities	179,567	146,442	406,961	382,394
Financial liabilities not carried at fair value:
Secured financing agreements	$12,678,948	$12,785,314	$11,151,557	$11,215,974
Securitized financing	5,131,453	5,154,262	3,196,426	3,190,559
Unsecured senior notes	4,283,836	4,438,777	2,994,682	3,017,102

The following is quantitative information about significant unobservable inputs in our Level III measurements for those assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

	Carrying Value at December 31, 2025	Valuation Technique	Unobservable Input	Range (Weighted Average) as of (1)
				December 31, 2025	December 31, 2024
Loans under fair value option	$2,323,543	Discounted cash flow, market pricing	Coupon (d)	2.8% - 10.8% (4.5%)	2.8% - 10.5% (4.6%)
			Remaining contractual term (d)	2.3 - 36.5 years (25.5 years)	3.3 - 37.5 years (25.9 years)
			FICO score (a)	585 - 829 (750)	585 - 829 (750)
			LTV (b)	1% - 100% (63%)	4% - 93% (64%)
			Purchase price (d)	80.0% - 106.8% (101.3%)	80.0% - 106.8% (101.3%)
RMBS	88,283	Discounted cash flow	Constant prepayment rate (a)	2.2% - 11.0% (4.6%)	2.2% - 9.2% (4.5%)
			Constant default rate (b)	0.7% - 7.5% (1.5%)	0.8% - 3.3% (1.6%)
			Loss severity (b)	0% - 81% (10%)	0% - 62% (13%)
			Delinquency rate (c)	7% - 24% (13%)	8% - 25% (13%)
			Servicer advances (a)	31% - 70% (49%)	22% - 78% (51%)
CMBS	28,197	Discounted cash flow	Yield (b)	0% - 63.9% (10.7%)	0% - 58.5% (12.6%)
			Duration (c)	0 - 6.7 years (1.3 years)	0 - 6.7 years (2.2 years)
Woodstar Fund investments	1,727,499	Discounted cash flow	Discount rate - properties (b)	7.0% - 7.8% (7.5%)	6.5% - 7.3% (7.0%)
			Discount rate - debt (a)	3.2% - 5.6% (4.9%)	3.0% - 6.4% (4.7%)
			Terminal capitalization rate (b)	5.0% - 5.8% (5.5%)	4.8% - 5.5% (5.2%)
			Implied capitalization rate (b)	4.99% (4.99%)	4.43% (4.43%)
Domestic servicing rights	28,280	Discounted cash flow	Debt yield (a)	9.00% (9.00%)	8.50% (8.50%)
			Discount rate (b)	15% (15%)	15% (15%)
VIE assets	34,493,164	Discounted cash flow	Yield (b)	0% - 420.1% (22.1%)	0% - 753.1% (26.4%)
			Duration (c)	0 - 8.0 years (3.3 years)	0 - 9.0 years (2.6 years)
VIE liabilities	3,831,053	Discounted cash flow	Yield (b)	0% - 420.1% (12.1%)	0% - 753.1% (17.1%)
			Duration (c)	0 - 8.0 years (2.9 years)	0 - 9.0 years (2.0 years)
______________________________________________________________________________________________________________________
(1)Unobservable inputs were weighted by the relative carrying value of the instruments as of December 31, 2025 and 2024.
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
Our TRSs engage in various real estate related operations, including special servicing of commercial real estate, originating and securitizing mortgage loans, and investing in entities which engage in real estate-related operations. As of December 31, 2025 and 2024, approximately $2.7 billion and $2.9 billion of assets were owned by TRS entities. Our TRSs are not consolidated for U.S. federal income tax purposes, but are instead taxed as corporations. For financial reporting purposes, a provision for current and deferred taxes is established for the portion of earnings recognized by us with respect to our interest in TRSs.
Our income tax provision (benefit) consisted of the following for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Current
Federal	$4,459	$2,635	$554
State	728	1,065	(31)
Total current	5,187	3,700	523
Deferred
Federal	23,004	16,883	98
State	8,528	4,849	(1,303)
Total deferred	31,532	21,732	(1,205)
Total income tax provision (benefit)	$36,719	$25,432	$(682)
Income taxes paid consisted of the following for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Federal	$338	$2,639	$1,293
State (1)	358	1,371	377
Total income taxes paid	$696	$4,010	$1,670
______________________________________________________________________________________________________________________
(1)Income taxes paid by jurisdiction which exceeded 5% of the total income taxes paid are immaterial.

Deferred income taxes in our U.S. tax jurisdiction reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents the tax effects of temporary differences on net deferred tax assets which are classified in our consolidated balance sheets within other assets at December 31, 2025 and December 31, 2024 (in thousands):

	December 31,
	2025	2024
Deferred tax assets/(liabilities), net
Reserves and accruals	$4,624	$4,887
Domestic intangible assets	(38,756)	(29,962)
Investments in unconsolidated entities	(4,315)	(2,289)
Net operating loss and interest expense carryforwards	43,990	64,411
Other U.S. temporary differences	(20)	8
Net deferred tax assets	$5,523	$37,055

Unrecognized tax benefits were not material as of and during the years ended December 31, 2025 and 2024. The Company’s tax returns are no longer subject to audit for years ended prior to January 1, 2022. There was no pre-tax income from foreign operations during the years ended December 31, 2025, 2024 and 2023.
The following table is a reconciliation of our U.S. federal income tax provision (benefit) determined using our statutory federal tax rate to our reported income tax provision (benefit) for the years ended December 31, 2025, 2024 and 2023 (dollars in thousands):

	For the Year Ended December 31,
	2025		2024		2023
Federal statutory tax rate	$100,761	21.0%	$85,262	21.0%	$87,670	21.0%
REIT and other non-taxable income	(71,436)	(14.9)%	(64,567)	(15.9)%	(88,281)	(21.2)%
State and local income taxes, net of federal effect (1)	7,312	1.6%	5,372	1.3%	(159)	—%
Other	82	—%	(635)	(0.2)%	88	—%
Effective tax rate	$36,719	7.7%	$25,432	6.2%	$(682)	(0.2)%
______________________________________________________________________________________________________________________
(1)State and local income taxes in Florida and New York made up the majority (greater than 50%) of the tax effect in this category during the year ended December 31, 2025.

There were no valuation allowances for deferred tax assets during the years ended December 31, 2025, 2024 and 2023.

As of December 31, 2025, our federal net operating loss (“NOL”) carryforwards for income tax purposes totaled $151.5 million. All of these NOLs can also be carried forward for state tax purposes, in addition to another net $21.4 million. The federal net operating loss carryforwards do not expire. If not utilized, the state net operating loss carryforwards will not begin to expire significantly until 2042. Such NOL primarily relates to unrealized fair value losses during the year ended December 31, 2022 on residential loans held in a TRS.
23. Commitments and Contingencies
As of December 31, 2025, our Commercial and Residential Lending Segment had future commercial loan funding commitments totaling $2.0 billion, of which we expect to fund $1.6 billion. These future funding commitments primarily relate to construction projects, capital improvements, tenant improvements and leasing commissions.
As of December 31, 2025, our Infrastructure Lending Segment had future infrastructure loan funding commitments totaling $418.5 million, including $253.9 million under revolvers and letters of credit (“LCs”) and $164.6 million under delayed draw term loans. Additionally, as of December 31, 2025, our Infrastructure Lending Segment had outstanding loan purchase commitments of $173.6 million.
As of December 31, 2025, our Property Segment had future construction funding commitments of $56.6 million related to development projects which have estimated rental revenue commencement dates between January 2026 and December 2027.
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

Lease Commitment Disclosures
Our lease commitments consist of corporate office leases and ground leases for investment properties. One of the ground leases is classified as a finance lease and all the other leases are classified as operating leases. Our lease costs and related sublease income, which is recognized on certain of the ground leases, were as follows (in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Operating lease costs	$7,796	$6,566	$6,864
Finance lease costs:
Amortization of right-of-use asset	160	—	—
Interest on lease liability	431	—	—
Short-term lease costs	146	134	75
Sublease income	(1,009)	—	$—
Total lease cost	$7,524	$6,700	$6,939

Information concerning our operating and finance lease liabilities, which are classified within accounts payable, accrued expenses and other liabilities in our consolidated balance sheets as of December 31, 2025 and 2024, is as follows (dollars in thousands):

	Cash Paid for Amounts Included in the Measurement of Lease Liabilities for the Year Ended December 31,
	2025	2024
Operating leases	$5,284	$5,074
Finance lease	313	—

	Weighted-Average Remaining Lease Term (1) as of December 31,		Weighted-Average Discount Rate as of December 31,
	2025	2024	2025	2024
Operating leases	22.5 years	11.0 years	8.1%	9.0%
Finance lease	37.9 years	N/A	6.4%	N/A
______________________________________________________________________________________________________________________
(1)Includes renewal option periods considered reasonably certain to be exercised.

Future maturity of lease liabilities:	Operating Leases	Finance Lease
2026	$5,857	$750
2027	6,126	750
2028	6,165	763
2029	6,282	825
2030	5,708	825
Thereafter	93,224	37,347
Total	$123,362	$41,260
Less interest component	(68,350)	(27,262)
Lease liabilities (classified within accounts payable, accrued expenses and other liabilities)	$55,012	$13,998
Memo: Right-of-use assets (classified within other assets)	$54,287	$13,719

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
The table below presents our results of operations for the year ended December 31, 2025 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Revenues:
Interest income from loans	$1,231,288	$272,282	$289	$14,650	$—	$1,518,509	$—	$1,518,509
Interest income from investment securities	78,961	649	—	97,824	—	177,434	(142,973)	34,461
Servicing fees	369	—	—	106,533	—	106,902	(20,359)	86,543
Rental income	27,266	—	135,255	19,919	—	182,440	—	182,440
Other revenues	9,854	3,855	1,472	5,387	1,768	22,336	—	22,336
Total revenues	1,347,738	276,786	137,016	244,313	1,768	2,007,621	(163,332)	1,844,289
Costs and expenses:
Management fees	701	—	—	—	136,564	137,265	—	137,265
Interest expense	682,813	155,212	71,400	29,341	339,031	1,277,797	(810)	1,276,987
General and administrative	59,545	20,979	17,323	93,152	17,810	208,809	—	208,809
Costs of rental operations	21,017	—	26,225	13,559	—	60,801	—	60,801
Depreciation and amortization	11,779	39	59,479	6,679	1,005	78,981	—	78,981
Credit loss provision, net	15,851	3,519	—	—	—	19,370	—	19,370
Other expense	103	4,104	(61)	203	—	4,349	—	4,349
Total costs and expenses	791,809	183,853	174,366	142,934	494,410	1,787,372	(810)	1,786,562
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	—	154,758	154,758
Change in fair value of servicing rights	—	—	—	7,398	—	7,398	(1,508)	5,890
Change in fair value of investment securities, net	8,422	—	—	(16,803)	—	(8,381)	10,568	2,187
Change in fair value of mortgage loans, net	122,117	—	—	62,323	—	184,440	—	184,440
Income from affordable housing fund investments	—	—	46,953	—	—	46,953	—	46,953
Earnings from unconsolidated entities	2,708	3,892	—	9,249	—	15,849	(1,296)	14,553
Gain (loss) on sale of investments and other assets, net	32,875	—	(22)	10,060	—	42,913	—	42,913
(Loss) gain on derivative financial instruments, net	(155,014)	38	(4,196)	(1,385)	33,289	(127,268)	—	(127,268)
Foreign currency gain (loss), net	112,778	364	(198)	—	—	112,944	—	112,944
Gain (loss) on extinguishment of debt, net	20,447	(2,676)	—	(90)	—	17,681	—	17,681
Other (loss) income, net	(32,589)	—	(2,805)	2,428	—	(32,966)	—	(32,966)
Total other income	111,744	1,618	39,732	73,180	33,289	259,563	162,522	422,085
Income (loss) before income taxes	667,673	94,551	2,382	174,559	(459,353)	479,812	—	479,812
Income tax provision	(12,297)	(110)	(1,844)	(22,468)	—	(36,719)	—	(36,719)
Net income (loss)	655,376	94,441	538	152,091	(459,353)	443,093	—	443,093
Net income attributable to non-controlling interests	(15)	—	(25,488)	(6,046)	—	(31,549)	—	(31,549)
Net income (loss) attributable to Starwood Property Trust, Inc.	$655,361	$94,441	$(24,950)	$146,045	$(459,353)	$411,544	$—	$411,544

The table below presents our results of operations for the year ended December 31, 2024 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Revenues:
Interest income from loans	$1,424,188	$255,645	$—	$18,234	$—	$1,698,067	$—	$1,698,067
Interest income from investment securities	116,808	506	—	93,641	—	210,955	(144,150)	66,805
Servicing fees	425	—	—	72,579	—	73,004	(17,805)	55,199
Rental income	18,325	—	69,210	20,463	—	107,998	—	107,998
Other revenues	6,804	4,842	772	3,842	2,514	18,774	—	18,774
Total revenues	1,566,550	260,993	69,982	208,759	2,514	2,108,798	(161,955)	1,946,843
Costs and expenses:
Management fees	756	—	—	—	144,421	145,177	—	145,177
Interest expense	845,082	151,120	44,972	36,870	271,483	1,349,527	(834)	1,348,693
General and administrative	60,163	19,980	4,428	99,499	15,166	199,236	—	199,236
Costs of rental operations	13,163	—	23,483	11,591	—	48,237	—	48,237
Depreciation and amortization	9,653	56	23,535	7,057	1,005	41,306	—	41,306
Credit loss provision, net	194,260	3,140	—	—	—	197,400	—	197,400
Other expense	785	516	35	687	—	2,023	—	2,023
Total costs and expenses	1,123,862	174,812	96,453	155,704	432,075	1,982,906	(834)	1,982,072
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	—	75,706	75,706
Change in fair value of servicing rights	—	—	—	887	—	887	2,119	3,006
Change in fair value of investment securities, net	76	—	—	(83,748)	—	(83,672)	84,686	1,014
Change in fair value of mortgage loans, net	3,597	—	—	72,283	—	75,880	—	75,880
Income from affordable housing fund investments	—	—	102,141	—	—	102,141	—	102,141
Earnings (loss) from unconsolidated entities	11,599	1,414	—	1,473	—	14,486	(1,390)	13,096
Gain on sale of investments and other assets, net	305	—	92,003	8,402	—	100,710	—	100,710
Gain (loss) on derivative financial instruments, net	196,349	152	1,492	3,454	(43,513)	157,934	—	157,934
Foreign currency (loss) gain, net	(73,830)	(187)	89	—	—	(73,928)	—	(73,928)
Gain (loss) on extinguishment of debt	173	(1,466)	(2,254)	(100)	(293)	(3,940)	—	(3,940)
Other (loss) income, net	(10,013)	531	(949)	50	—	(10,381)	—	(10,381)
Total other income (loss)	128,256	444	192,522	2,701	(43,806)	280,117	161,121	441,238
Income (loss) before income taxes	570,944	86,625	166,051	55,756	(473,367)	406,009	—	406,009
Income tax (provision) benefit	(9,116)	259	—	(16,575)	—	(25,432)	—	(25,432)
Net income (loss)	561,828	86,884	166,051	39,181	(473,367)	380,577	—	380,577
Net (income) loss attributable to non-controlling interests	(14)	—	(38,201)	17,571	—	(20,644)	—	(20,644)
Net income (loss) attributable to Starwood Property Trust, Inc.	$561,814	$86,884	$127,850	$56,752	$(473,367)	$359,933	$—	$359,933

The table below presents our results of operations for the year ended December 31, 2023 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Revenues:
Interest income from loans	$1,557,631	$236,884	$—	$9,589	$—	$1,804,104	$—	$1,804,104
Interest income from investment securities	135,130	1,805	—	92,147	—	229,082	(152,558)	76,524
Servicing fees	553	—	—	44,895	—	45,448	(12,327)	33,121
Rental income	8,369	—	93,459	25,838	—	127,666	—	127,666
Other revenues	2,527	1,296	713	2,335	1,622	8,493	—	8,493
Total revenues	1,704,210	239,985	94,172	174,804	1,622	2,214,793	(164,885)	2,049,908
Costs and expenses:
Management fees	496	—	—	—	141,047	141,543	—	141,543
Interest expense	971,028	141,016	54,522	34,611	235,776	1,436,953	(846)	1,436,107
General and administrative	55,782	15,569	4,155	87,619	17,087	180,212	—	180,212
Costs of rental operations	8,777	—	22,806	13,259	—	44,842	—	44,842
Depreciation and amortization	7,206	103	31,960	9,788	84	49,141	—	49,141
Credit loss provision, net	225,720	18,008	—	—	—	243,728	—	243,728
Other expense	2,858	17	18	(148)	—	2,745	—	2,745
Total costs and expenses	1,271,867	174,713	113,461	145,129	393,994	2,099,164	(846)	2,098,318
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	—	181,688	181,688
Change in fair value of servicing rights	—	—	—	401	—	401	1,193	1,594
Change in fair value of investment securities, net	69,259	—	—	(51,889)	—	17,370	(16,603)	767
Change in fair value of mortgage loans, net	25,874	—	—	36,828	—	62,702	—	62,702
Income from affordable housing fund investments	—	—	291,244	—	—	291,244	—	291,244
Earnings (loss) from unconsolidated entities	4,410	5,702	—	8,849	—	18,961	(2,239)	16,722
(Loss) gain on sale of investments and other assets, net	(112)	—	—	25,841	—	25,729	—	25,729
(Loss) gain on derivative financial instruments, net	(25,206)	123	2,111	(4,348)	(11,285)	(38,605)	—	(38,605)
Foreign currency gain (loss), net	60,644	201	(11)	—	—	60,834	—	60,834
Loss on extinguishment of debt	(804)	—	—	(434)	—	(1,238)	—	(1,238)
Other (loss) income, net	(135,576)	—	(5)	29	—	(135,552)	—	(135,552)
Total other income (loss)	(1,511)	6,026	293,339	15,277	(11,285)	301,846	164,039	465,885
Income (loss) before income taxes	430,832	71,298	274,050	44,952	(403,657)	417,475	—	417,475
Income tax benefit (provision)	990	590	—	(898)	—	682	—	682
Net income (loss)	431,822	71,888	274,050	44,054	(403,657)	418,157	—	418,157
Net income attributable to non-controlling interests	(14)	—	(77,156)	(1,774)	—	(78,944)	—	(78,944)
Net income (loss) attributable to Starwood Property Trust, Inc.	$431,808	$71,888	$196,894	$42,280	$(403,657)	$339,213	$—	$339,213

The table below presents our consolidated balance sheet as of December 31, 2025 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Assets:
Cash and cash equivalents	$74,534	$198,031	$70,900	$25,149	$130,866	$499,480	$—	$499,480
Restricted cash	123,215	33,794	3,236	454	14,468	175,167	—	175,167
Loans held-for-investment, net	16,038,333	2,824,379	—	—	—	18,862,712	—	18,862,712
Loans held-for-sale	2,278,067	—	—	45,476	—	2,323,543	—	2,323,543
Investment securities	641,893	31,273	—	1,284,863	—	1,958,029	(1,657,029)	301,000
Properties, net	732,714	—	2,674,276	41,662	—	3,448,652	—	3,448,652
Investments of consolidated affordable housing fund	—	—	1,727,499	—	—	1,727,499	—	1,727,499
Investments in unconsolidated entities	8,514	57,997	—	33,203	—	99,714	(14,962)	84,752
Goodwill	—	119,409	—	140,437	—	259,846	—	259,846
Intangible assets, net	2,817	—	401,268	69,227	—	473,312	(37,253)	436,059
Derivative assets	27,157	—	—	201	18,455	45,813	—	45,813
Accrued interest receivable	157,116	4,424	442	562	135	162,679	—	162,679
Other assets	193,525	4,623	107,468	5,454	51,921	362,991	—	362,991
VIE assets, at fair value	—	—	—	—	—	—	34,493,164	34,493,164
Total Assets	$20,277,885	$3,273,930	$4,985,089	$1,646,688	$215,845	$30,399,437	$32,783,920	$63,183,357
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$165,317	$32,732	$113,707	$60,423	$127,571	$499,750	$—	$499,750
Related-party payable	—	—	—	—	31,662	31,662	—	31,662
Dividends payable	—	—	—	—	180,413	180,413	—	180,413
Derivative liabilities	72,351	—	—	—	11,632	83,983	—	83,983
Secured financing agreements, net	8,637,246	719,942	596,906	517,897	2,226,843	12,698,834	(19,886)	12,678,948
Securitized financing, net	2,224,239	1,645,536	1,261,678	—	—	5,131,453	—	5,131,453
Unsecured senior notes, net	—	—	—	—	4,283,836	4,283,836	—	4,283,836
VIE liabilities, at fair value	—	—	—	—	—	—	32,803,806	32,803,806
Total Liabilities	11,099,153	2,398,210	1,972,291	578,320	6,861,957	22,909,931	32,783,920	55,693,851
Temporary Equity: Redeemable non-controlling interests	—	—	364,118	—	—	364,118	—	364,118
Permanent Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Common stock	—	—	—	—	3,780	3,780	—	3,780
Additional paid-in capital	2,434,975	521,717	365,416	(814,760)	4,449,868	6,957,216	—	6,957,216
Treasury stock	—	—	—	—	(138,022)	(138,022)	—	(138,022)
Retained earnings (accumulated deficit)	6,732,082	354,003	2,077,439	1,759,196	(10,961,738)	(39,018)	—	(39,018)
Accumulated other comprehensive income	11,560	—	—	—	—	11,560	—	11,560
Total Starwood Property Trust, Inc. Stockholders’ Equity	9,178,617	875,720	2,442,855	944,436	(6,646,112)	6,795,516	—	6,795,516
Non-controlling interests in consolidated subsidiaries	115	—	205,825	123,932	—	329,872	—	329,872
Total Permanent Equity	9,178,732	875,720	2,648,680	1,068,368	(6,646,112)	7,125,388	—	7,125,388
Total Liabilities and Equity	$20,277,885	$3,273,930	$4,985,089	$1,646,688	$215,845	$30,399,437	$32,783,920	$63,183,357

The table below presents our consolidated balance sheet as of December 31, 2024 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Assets:
Cash and cash equivalents	$19,743	$122,134	$24,717	$11,946	$199,291	$377,831	$—	$377,831
Restricted cash	147,502	21,986	1,133	5,543	—	176,164	—	176,164
Loans held-for-investment, net	12,895,064	2,541,949	—	—	—	15,437,013	—	15,437,013
Loans held-for-sale	2,394,624	—	—	121,384	—	2,516,008	—	2,516,008
Investment securities	909,762	17,273	—	1,225,024	—	2,152,059	(1,618,801)	533,258
Properties, net	650,966	—	657,246	65,466	—	1,373,678	—	1,373,678
Investments of consolidated affordable housing fund	—	—	2,073,533	—	—	2,073,533	—	2,073,533
Investments in unconsolidated entities	26,441	54,105	—	33,640	—	114,186	(14,816)	99,370
Goodwill	—	119,409	—	140,437	—	259,846	—	259,846
Intangible assets, net	10,637	—	22,101	63,711	—	96,449	(35,745)	60,704
Derivative assets	174,507	—	115	898	—	175,520	—	175,520
Accrued interest receivable	150,474	13,961	—	684	2,648	167,767	—	167,767
Other assets	206,103	8,190	52,243	8,700	92,993	368,229	—	368,229
VIE assets, at fair value	—	—	—	—	—	—	38,937,576	38,937,576
Total Assets	$17,585,823	$2,899,007	$2,831,088	$1,677,433	$294,932	$25,288,283	$37,268,214	$62,556,497
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$185,303	$30,157	$13,232	$57,624	$148,268	$434,584	$—	$434,584
Related-party payable	—	—	—	—	38,958	38,958	—	38,958
Dividends payable	—	—	—	—	163,383	163,383	—	163,383
Derivative liabilities	67,452	—	—	—	27,438	94,890	—	94,890
Secured financing agreements, net	7,912,536	760,299	479,732	591,094	1,428,227	11,171,888	(20,331)	11,151,557
Securitized financing, net	1,966,865	1,229,561	—	—	—	3,196,426	—	3,196,426
Unsecured senior notes, net	—	—	—	—	2,994,682	2,994,682	—	2,994,682
VIE liabilities, at fair value	—	—	—	—	—	—	37,288,545	37,288,545
Total Liabilities	10,132,156	2,020,017	492,964	648,718	4,800,956	18,094,811	37,268,214	55,363,025
Temporary Equity: Redeemable non-controlling interests	—	—	426,695	—	—	426,695	—	426,695
Permanent Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Common stock	—	—	—	—	3,449	3,449	—	3,449
Additional paid-in capital	1,363,238	619,428	(398,205)	(706,746)	5,445,048	6,322,763	—	6,322,763
Treasury stock	—	—	—	—	(138,022)	(138,022)	—	(138,022)
Retained earnings (accumulated deficit)	6,076,720	259,562	2,102,389	1,613,151	(9,816,499)	235,323	—	235,323
Accumulated other comprehensive income	13,594	—	—	—	—	13,594	—	13,594
Total Starwood Property Trust, Inc. Stockholders’ Equity	7,453,552	878,990	1,704,184	906,405	(4,506,024)	6,437,107	—	6,437,107
Non-controlling interests in consolidated subsidiaries	115	—	207,245	122,310	—	329,670	—	329,670
Total Permanent Equity	7,453,667	878,990	1,911,429	1,028,715	(4,506,024)	6,766,777	—	6,766,777
Total Liabilities and Equity	$17,585,823	$2,899,007	$2,831,088	$1,677,433	$294,932	$25,288,283	$37,268,214	$62,556,497

Revenues generated from foreign sources were $367.3 million, $438.8 million and $455.6 million for the years ended December 31, 2025, 2024 and 2023, respectively. The majority of our revenues generated from foreign sources are derived from the United Kingdom and Australia. Refer to Schedules III and IV for a detailed listing of the properties and loans held by the Company, including their respective geographic locations.

The table below presents our additions to long-lived assets by business segment (in thousands) (1):

	For the Year Ended December 31,
	2025	2024	2023
Property Segment	$2,451,803	$125,406	$12,900
Commercial and Residential Lending Segment	210,517	243,394	111,985
Investing and Servicing Segment	4,874	20,384	2,127
Total additions to long-lived assets	$2,667,194	$389,184	$127,012
_____________________________________________________________________________________________________________________
(1)Includes cash and non-cash acquisitions of properties and related lease intangibles (including through loan foreclosure), as discussed in Notes 3, 5 and 7, and property capital improvements.
24. Subsequent Events
Our significant events subsequent to December 31, 2025 were as follows:
Securitized Financings
In January 2026, we refinanced a $600.0 million pool of our infrastructure loans held-for-investment through a CLO, Starwood 2026-SIF7, with $496.2 million of third party financing at a weighted average coupon of SOFR + 1.68%. The CLO contains a reinvestment feature that, subject to certain eligibility criteria, allows us to contribute new loans or participation interests in loans to the CLO for a period of three years. In connection therewith, we redeemed at par the third party financing for our STWD 2024-SIF3 issued in May 2024 for $330.0 million plus accrued interest, and contributed certain loans previously held in that CLO to Starwood 2026-SIF7.
In February 2026, we entered into an agreement to refinance a pool of our Fundamental net lease properties through an ABS, FI Series 2026-1, with $466.4 million of third party financing at a weighted average fixed rate of 5.06% and weighted average maturity of 5.4 years. In connection therewith, we will redeem at par the third party financing for our ABS, FI Series 2023-1, which has a weighted average fixed rate of 6.65%, for $323.6 million plus accrued interest. This transaction is expected to close in March 2026.

Starwood Property Trust, Inc. and Subsidiaries
Schedule III—Real Estate and Accumulated Depreciation
December 31, 2025
(Dollars in thousands)

				Costs
		Initial Cost		Capitalized	Gross Amounts Carried at
Property Type /		to Company		Subsequent to	December 31, 2025				Accumulated	Acquisition
Geographic Location	Encumbrances	Land	Property	Acquisition(1)	Land	Property	Total		Depreciation(3)	Date
Aggregated Properties
Hotel - U.S., Midwest (1 property)	$—	$—	$5,565	$1,819	$—	$7,384	$7,384		$(5,952)	Feb-18
Hotel - U.S., South East (1 property)	—	2,149	5,571	2,417	2,149	7,988	10,137		(452)	Nov-24
Industrial - International (1 property)	8,005	1,439	10,847	—	1,439	10,847	12,286		(184)	Jul-25
Industrial - U.S., Mid Atlantic (6 properties)	66,205	15,467	91,960	696	15,467	92,656	108,123		(1,250)	Jul-25 to Dec-25
Industrial - U.S., Midwest (47 properties)	246,969	43,803	355,647	300	43,803	355,947	399,750		(5,377)	Jul-25 to Dec-25
Industrial - U.S., North East (19 properties)	135,787	28,923	151,185	327	28,923	151,512	180,435		(2,720)	Jul-25 to Dec-25
Industrial - U.S., South East (11 properties)	34,056	13,170	56,855	323	13,170	57,178	70,348		(796)	Mar-19 to Dec-25
Industrial - U.S., South West (18 properties)	48,811	14,252	64,247	226	14,252	64,473	78,725		(1,054)	Jul-25 to Dec-25
Industrial - U.S., West (8 properties)	117,102	28,100	148,848	—	28,100	148,848	176,948		(2,142)	Jul-25 to Aug-25
Medical office - U.S., Midwest (7 properties)	59,938	2,764	97,760	16,193	2,764	113,953	116,717		(29,095)	Dec-16
Medical office - U.S., North East (7 properties)	174,864	11,283	176,996	295	11,283	177,291	188,574		(48,397)	Dec-16
Medical office - U.S., South East (6 properties)	71,823	7,930	117,678	3,831	7,930	121,509	129,439		(34,117)	Dec-16
Medical office - U.S., South West (8 properties)	99,805	15,921	126,842	8,351	15,921	135,193	151,114		(38,531)	Dec-16
Medical office - U.S., West (6 properties)	83,570	13,415	107,845	6,849	13,415	114,694	128,109		(35,556)	Dec-16
Mixed Use - U.S., North East (1 property)	—	4,651	5,476	—	4,651	5,476	10,127		(268)	Jun-24
Multifamily - U.S., South East (3 properties)	—	19,005	161,181	1,583	19,005	147,047	166,052		(4,432)	May-24 to May-25
Multifamily - US., South West (3 properties)	29,751	34,202	140,185	—	34,202	133,442	167,644		(5,085)	Oct-24 to Nov-24
Multifamily - U.S., West (1 property)	—	12,402	48,454	—	12,402	48,454	60,856		(2,855)	Dec-23
Multifamily Conversion - Mid Atlantic (1 property)	—	26,056	88,644	3,886	26,056	92,530	118,586		—	May-24
Office - U.S., North East (2 properties)	17,633	40,950	32,614	9,006	40,950	41,620	82,570		(10,869)	May-18 to Jun-25
Office - U.S., West (2 properties)	—	65,363	183,731	9,836	40,045	124,051	164,096		(9,411)	Oct-17 to Dec-22
Residential - U.S., North East (1 property)	—	—	77,721	36,118	—	113,839	113,839		—	Oct-20 to Apr-21
Retail - U.S., Midwest (3 properties)	34,504	15,379	63,307	—	15,379	59,001	74,380		(2,591)	May-23 to Jul-25
Retail - U.S., South East (2 properties)	12,409	5,735	10,818	—	5,735	10,818	16,553		(138)	Jul-25
Retail - U.S., West (12 properties)	38,052	5,935	41,176	—	5,935	41,176	47,111		(783)	Jul-25
Service - U.S., Mid Atlantic (5 properties)	30,127	9,637	37,820	—	9,637	37,820	47,457		(658)	Jul-25
Service - U.S., Midwest (142 properties)	205,392	80,612	185,450	649	80,612	186,099	266,711		(4,385)	Jul-25
Service - U.S., North East (42 properties)	83,345	19,503	94,934	15,997	19,503	110,931	130,434		(1,665)	Jul-25
Service - U.S., South East (62 properties)	116,816	76,163	104,983	—	76,163	104,983	181,146		(1,980)	Jul-25 to Nov-25
Service - U.S., South West (35 properties)	106,217	64,324	102,725	7,264	64,324	109,989	174,313		(2,004)	Jul-25 to Dec-25
Service - U.S., West (81 properties)	99,802	42,020	81,293	—	42,020	81,293	123,313		(1,878)	Jul-25
	$1,920,983	$720,553	$2,978,358	$125,966	$695,235	$3,008,042	$3,703,277	(2)	$(254,625)
__________________________________________
Notes to Schedule III:

(1)No material costs subsequent to acquisition were capitalized to land.

(2)The aggregate cost for federal income tax purposes is $4.3 billion.

(3)Depreciation is computed based upon estimated useful lives as described in Note 7 to the Consolidated Financial Statements.

The following schedule presents our real estate activity during the years ended December 31, 2025, 2024 and 2023 (in thousands):

	2025	2024	2023
Beginning balance, January 1	$1,584,219	$1,570,501	$1,659,495
Additions during the year:
Acquisition of Fundamental properties	1,803,077	—	—
Acquisitions through foreclosure and other transfers	184,586	350,514	97,585
Other acquisitions	226,347	7,720	—
Improvements	51,999	22,990	22,669
Total additions	2,266,009	381,224	120,254
Deductions during the year:
Costs of real estate sold	(120,155)	(367,506)	(84,309)
Impairments	(26,766)	—	(124,902)
Other	(30)	—	(37)
Total deductions	(146,951)	(367,506)	(209,248)
Ending balance, December 31	$3,703,277	$1,584,219	$1,570,501

The following schedule presents activity within accumulated depreciation during the years ended December 31, 2025, 2024 and 2023 (in thousands):

	2025	2024	2023
Beginning balance, January 1	$210,541	$233,180	$209,509
Depreciation expense	64,378	33,175	40,858
Disposition/write-offs	(20,294)	(55,814)	(17,187)
Ending balance, December 31	$254,625	$210,541	$233,180

Starwood Property Trust, Inc. and Subsidiaries
Schedule IV—Mortgage Loans on Real Estate
December 31, 2025
(Dollars in thousands)

							Principal
							Amount of
	Prior	Face	Carrying		Payment	Maturity	Delinquent
Description/Location	Liens (1)	Amount (1)	Amount	Interest Rate (2)	Terms (1)	Date (3)	Loans
Individually Significant Mortgage Loans
Other, Various, Australia (1 mortgage)	None	$918,734	$911,541	3BBSY + 4.75%	I/O	6/22/2030	—
Aggregated First Mortgages: (4)
Hotel, International, Floating (2 mortgages)	N/A	N/A	215,187	3EUR+ 3.05% to 4.50%	N/A	2027-2030	—
Hotel, International, Floating (1 mortgage)	N/A	N/A	53,661	SARON+ 4.75%	N/A	2027	—
Hotel, International, Floating (1 mortgage)	N/A	N/A	84,954	SOFR+ 5.00%	N/A	2029	—
Hotel, International, Floating (1 mortgage)	N/A	N/A	34,002	SONIA ON+ 2.50%	N/A	2029	—
Hotel, Mid Atlantic, Floating (1 mortgage)	N/A	N/A	84,400	SOFR+ 3.30%	N/A	2028	—
Hotel, Midwest, Floating (1 mortgage)	N/A	N/A	53,482	SOFR+ 3.85%	N/A	2026	—
Hotel, North East, Floating (5 mortgages)	N/A	N/A	338,180	SOFR+ 3.36% to 6.35%	N/A	2026-2030	—
Hotel, South East, Floating (2 mortgages)	N/A	N/A	133,290	SOFR+ 3.25% to 5.25%	N/A	2026	—
Hotel, South West, Floating (1 mortgage)	N/A	N/A	97,487	SOFR+ 2.85%	N/A	2026	—
Hotel, Various U.S., Floating (2 mortgages)	N/A	N/A	251,252	SOFR+ 3.86% to 4.25%	N/A	2026-2027	—	(5)
Industrial, International, Floating (2 mortgages)	N/A	N/A	165,343	3BBSY+ 2.80% to 3.10%	N/A	2028-2029	—
Industrial, International, Floating (3 mortgages)	N/A	N/A	440,174	3EUR+ 2.50% to 3.00%	N/A	2029-2031	—
Industrial, International, Floating (2 mortgages)	N/A	N/A	136,258	3SEK+ 2.55% to 3.00%	N/A	2030-2031	—
Industrial, International, Floating (1 mortgage)	N/A	N/A	268,621	SONIA ON+ 2.60% 3EUR+ 2.60%	N/A	2030	—
Industrial, Mid Atlantic, Floating (3 mortgages)	N/A	N/A	334,942	SOFR+ 2.40% to 3.00%	N/A	2030-2031	—
Industrial, Midwest, Floating (1 mortgage)	N/A	N/A	8,712	SOFR+ 2.25%	N/A	2026	—
Industrial, North East, Floating (5 mortgages)	N/A	N/A	1,009,135	SOFR+ 2.40% to 5.55%	N/A	2026-2030	269,007	(6)
Industrial, South East, Floating (1 mortgage)	N/A	N/A	20,163	SOFR+ 4.85%	N/A	2030	—
Industrial, South West, Floating (1 mortgage)	N/A	N/A	20,589	SOFR+ 2.25%	N/A	2026	—
Industrial, West, Floating (4 mortgages)	N/A	N/A	611,575	SOFR+ 2.95% to 6.00%	N/A	2027-2030	—
Mixed Use, International, Floating (1 mortgage)	N/A	N/A	88,301	3EUR+ 4.65%	N/A	2027	—
Mixed Use, International, Floating (1 mortgage)	N/A	N/A	90,174	SONIA ON+ 4.37%	N/A	2026	—
Mixed Use, North East, Floating (1 mortgage)	N/A	N/A	159,439	SOFR+ 3.35%	N/A	2025	—
Mixed Use, South East, Floating (2 mortgages)	N/A	N/A	179,496	SOFR+ 3.65% to 5.35%	N/A	2028-2030	—
Mixed Use, South West, Floating (1 mortgage)	N/A	N/A	242,389	SOFR+ 4.60%	N/A	2026	242,389	(7)
Multi-family, International, Floating (1 mortgage)	N/A	N/A	188,029	3EUR+ 2.85%	N/A	2030	—
Multi-family, International, Floating (4 mortgages)	N/A	N/A	750,644	SONIA ON+ 3.10% to 4.00%	N/A	2027-2030	—
Multi-family, Midwest, Floating (3 mortgages)	N/A	N/A	174,622	SOFR+ 2.40% to 2.75%	N/A	2030-2031	—
Multi-family, North East, Floating (7 mortgages)	N/A	N/A	679,267	SOFR+ 2.50% to 3.50%	N/A	2025-2030	—
Multi-family, South East, Floating (18 mortgages)	N/A	N/A	1,230,635	SOFR+ 1.80% to 4.13%	N/A	2026-2031	—
Multi-family, South West, Floating (27 mortgages)	N/A	N/A	1,720,037	SOFR+ 1.85% to 4.35%	N/A	2026-2031	90,859	(7)
Multi-family, Various U.S., Floating (1 mortgage)	N/A	N/A	544,956	SOFR+ 2.70%	N/A	2030	—
Multi-family, West, Floating (10 mortgages)	N/A	N/A	837,354	SOFR+ 1.95% to 3.85%	N/A	2026-2031	—
Office, International, Floating (2 mortgages)	N/A	N/A	252,940	3EUR+ 2.74% to 3.75%	N/A	2026-2028	—
Office, International, Floating (2 mortgages)	N/A	N/A	318,972	SONIA ON+ 3.55% to 3.75%	N/A	2027-2028	—
Office, Mid Atlantic, Floating (1 mortgage)	N/A	N/A	117,067	P+ 0.19%	N/A	2024	117,141	(8)
Office, Mid Atlantic, Floating (2 mortgages)	N/A	N/A	505,571	SOFR+ 1.00% to 2.25%	N/A	2026-2027	—
Office, Midwest, Floating (2 mortgages)	N/A	N/A	146,798	SOFR+ 1.00% to 2.45%	N/A	2026-2027	—
Office, North East, Fixed (1 mortgage)	N/A	N/A	96,095	6.00%	N/A	2026	—
Office, North East, Floating (3 mortgages)	N/A	N/A	216,355	SOFR+ 2.45% to 4.00%	N/A	2026-2029	—
Office, South East, Floating (2 mortgages)	N/A	N/A	270,231	SOFR+ 1.00% to 3.10%	N/A	2026-2028	—
Office, South West, Floating (3 mortgages)	N/A	N/A	541,434	SOFR+ 3.30% to 4.50%	N/A	2026-2029	—
Office, West, Floating (2 mortgages)	N/A	N/A	286,220	SOFR+ 0.00% to 2.80%	N/A	2025-2027	—
Other, International, Floating (1 mortgage)	N/A	N/A	305,752	SONIA ON+ 5.01%	N/A	2028	—
Other, Midwest, Floating (1 mortgage)	N/A	N/A	29,799	SOFR+ 7.50%	N/A	2029	—
Other, North East, Floating (2 mortgages)	N/A	N/A	203,345	SOFR+ 1.57% to 2.75%	N/A	2026-2030	—
Other, South West, Fixed (1 mortgage)	N/A	N/A	20,000	7.00%	N/A	2028	—
Residential, International, Floating (1 mortgage)	N/A	N/A	8,893	SONIA ON+ 3.10%	N/A	2030	—
Residential, North East, Floating (2 mortgages)	N/A	N/A	93,334	SOFR+ 4.00% to 4.25%	N/A	2028	—

							Principal
							Amount of
	Prior	Face	Carrying		Payment	Maturity	Delinquent
Description/Location	Liens (1)	Amount (1)	Amount	Interest Rate (2)	Terms (1)	Date (3)	Loans
Residential, South East, Floating (2 mortgages)	N/A	N/A	202,785	SOFR+ 4.25% to 5.80%	N/A	2026-2030	—
Retail, International, Floating (1 mortgage )	N/A	N/A	117,121	3EUR+ 3.00%	N/A	2031	—
Retail, North East, Floating (1 mortgage)	N/A	N/A	188,212	SOFR+ 12.00%	N/A	2026	—
Loans Held-for-Sale, Various, Fixed	N/A	N/A	2,323,543	2.75% to 10.75%	N/A	2028-2062	73,970
Aggregated Subordinated and Mezzanine Loans: (4)
Hotel, West, Floating (1 loan)	N/A	N/A	22,406	SOFR+ 6.50%	N/A	2028	—
Multi-family, North East, Floating (1 loan)	N/A	N/A	5,792	SOFR+ 3.35%	N/A	2025	—
Office, International, Fixed (1 loan)	N/A	N/A	36,529	0.00%	N/A	2030	—
Office, International, Floating (1 loan)	N/A	N/A	10,758	3EUR+ 8.95%	N/A	2026	—
Office, West, Floating (1 loan)	N/A	N/A	131,713	SOFR+ 6.34%	N/A	2027	—
Residential, North East, Floating (2 loans)	N/A	N/A	66,162	SOFR+ 7.75% to 9.00%	N/A	2028-2030	—
Residential, West, Fixed (1 loan)	N/A	N/A	48,574	9.00%	N/A	2028	—
Retail, Midwest, Fixed (1 loan)	N/A	N/A	4,925	7.16%	N/A	2024	4,925
Loan Loss Allowance	—	—	(426,365)				—
Prepaid Loan Costs, Net	—	—	7,369				—
			$18,310,621	(9)			$798,291
__________________________________________
Notes to Schedule IV:
(1)Disclosure of prior liens, face amount and payment terms are only required for individually significant mortgage loans. I/O = interest only until maturity.
(2)3EUR = three month EURO LIBOR rate, 3SEK = three month SEK STIBOR rate, SOFR = one month SOFR rate, 3BBSY = three month BBSY rate, SARON = SARON overnight rate, SONIA ON = SONIA overnight rate, P = Prime rate.
(3)Based on fully extended maturity date.
(4)First mortgages include first mortgage loans and any contiguous mezzanine loan components because as a whole, the expected credit quality of these loans is more similar to that of a first mortgage loan.
(5)Includes a $102.6 million first mortgage loan in maturity default, but the borrower is complying with all other loan terms and the loan is in the process of modification to restore to current status.
(6)Subsequent to December 31, 2025, we acquired the remaining senior mortgage interest in this loan from a third party lender.
(7)Subsequent to December 31, 2025, we foreclosed on the loan and took control of the underlying property.
(8)We are actively working with the borrower to explore a variety of alternate resolution strategies.
(9)The aggregate cost for federal income tax purposes is $18.9 billion.

The following schedule presents activity within our Commercial and Residential Lending Segment and Investing and Servicing Segment loan portfolios during the years ended December 31, 2025, 2024 and 2023 (amounts in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Balance at January 1	$15,364,817	$17,653,215	$18,774,708
Acquisitions/originations/additional funding	6,698,247	3,458,020	2,441,608
Capitalized interest	110,063	94,277	124,214
Basis of loans sold	(1,515,569)	(1,767,780)	(866,104)
Loan maturities/principal repayments	(2,743,109)	(3,486,272)	(2,763,682)
Discount accretion/premium amortization	30,165	40,351	52,601
Changes in fair value	184,440	75,880	62,702
Foreign currency translation, net	384,862	(189,019)	152,869
Credit loss provision, net	(6,752)	(162,724)	(222,266)
Loan foreclosure, equity control and conversion to equity interest	(196,543)	(351,131)	(102,774)
Transfer to/from other asset classifications or between segments	—	—	(661)
Balance at December 31	$18,310,621	$15,364,817	$17,653,215

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
As of December 31, 2025, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, our management has concluded that our internal control over financial reporting as of December 31, 2025 is effective.
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
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included in this Form 10-K, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2025.
Changes in Internal Control Over Financial Reporting. No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
(a) On February 20, 2026, our board of directors and the Investment Committee of the Manager approved and adopted an amendment to the investment guidelines for the Company, as set forth in Exhibit A to the Management Agreement, dated as of August 17, 2009, and as amended from time to time, by and between the Company and the Manager (filed as Exhibit 10.2 to this Annual Report on Form 10-K). The amendment (filed as Exhibit 10.7 to this Annual Report on Form 10-K) is dated as of February 24, 2026 and removes Section 6 of the investment guidelines.
(b) During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection.
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Information required by this Item with respect to members of our board of directors and with respect to our Audit Committee will be contained in the Proxy Statement for the 2026 Annual Meeting of Shareholders (“2026 Proxy Statement”) under the captions “Election of Directors” and “Board and Committee Meetings—Audit Committee” and is incorporated herein by this reference. Information required by this Item with respect to our executive officers will be contained in the 2026 Proxy Statement under the caption “Our Executive Officers,” and is incorporated herein by this reference.
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

Insider Trading Policy

We have adopted an Insider Trading Policy governing the purchase and sale of our securities by directors, officers and employees that is designed to promote compliance with insider trading laws, rules and regulations, and applicable listing standards. A copy of our Insider Trading Policy is filed with this Form 10-K as Exhibit 19.1. In addition, transactions by the Company in its own securities are monitored by internal and external legal counsel for compliance with applicable securities laws.

Item 11. Executive Compensation.
Information required by this Item will be contained in the 2026 Proxy Statement under the captions “Executive Compensation” and “Non-Employee Director Compensation” and is incorporated herein by this reference, provided that the Compensation Committee Report shall not be deemed to be “filed” with this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required by this Item will be contained in the 2026 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners, Directors and Management” and “Executive Compensation – Equity Compensation Plan Information” and is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information required by this Item will be contained in the 2026 Proxy Statement under the captions “Certain Relationships and Related Transactions” and “How Directors are Selected, Elected and Evaluated—Determination of Director Independence” and is incorporated herein by this reference.
Item 14. Principal Accountant Fees and Services.
Information required by this Item will be contained in the 2026 Proxy Statement under the captions “Independent Registered Public Accounting Firm” and “Independent Registered Public Accounting Firm – Pre-Approval Policies for Services of Independent Registered Public Accounting Firm” and is incorporated herein by reference.
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
2.1
Asset Purchase Agreement, dated August 7, 2018, between Starwood Property Trust, Inc., as buyer, and GE Capital Global Holdings, LLC, as seller (Incorporated by reference to Exhibit 2.1 of the Company’s Quarterly Report on Form 10-Q filed November 9, 2018)

2.2
Agreement and Plan of Merger by and among Fundamental Income Properties, LLC, Twelve Merger Sub, LLC, Starwood Property Trust, Inc., and BSREP III FIP Member LLC, dated as of July 16, 2025 (Incorporated by reference to Exhibit 2.1 of the Company’s Quarterly Report on Form 10-Q filed November 10, 2025)

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

Exhibit No.	Description
4.5
Indenture, dated as of July 14, 2021, between Starwood Property Trust, Inc. and The Bank of New York Mellon, as trustee (including the form of Starwood Property Trust, Inc.’s 3.625% Senior Notes due 2026) (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed July 14, 2021)

4.6
Indenture, dated as of January 25, 2022, between Starwood Property Trust, Inc. and The Bank of New York Mellon, as trustee (including the form of Starwood Property Trust, Inc.’s 4.375% Senior Notes due 2027) (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed January 25, 2022)

4.7
Indenture, dated as of March 27, 2024, between Starwood Property Trust, Inc. and The Bank of New York Mellon, as trustee (including the form of Starwood Property Trust, Inc.’s 7.250% Senior Notes due 2029) (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed March 27, 2024)

4.8
Indenture, dated as of October 10, 2024, between Starwood Property Trust, Inc. and The Bank of New York Mellon, as trustee (including the form of Starwood Property Trust, Inc.’s 6.000% Senior Notes due 2030) (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed October 10, 2024)

4.9
Indenture, dated as of December 27, 2024, between Starwood Property Trust, Inc. and The Bank of New York Mellon, as trustee (including the form of Starwood Property Trust, Inc.’s 6.500% Senior Notes due 2030) (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed December 27, 2024)

4.10
Indenture, dated as of April 8, 2025, between Starwood Property Trust, Inc. and The Bank of New York Mellon, as trustee (including the form of Starwood Property Trust, Inc.’s 6.500% Senior Notes due 2030) (Incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed April 8, 2025)

4.11
Indenture, dated as of October 6, 2025, between Starwood Property Trust, Inc. and The Bank of New York Mellon, as trustee (including the form of Starwood Property Trust, Inc.’s 5.250% Senior Notes due 2028) (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed October 7, 2025)

4.12
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

Exhibit No.	Description
10.6
Amendment No. 4, dated February 15, 2018 and effective as of December 28, 2017, to Management Agreement, dated August 17, 2009, as amended, between Starwood Property Trust, Inc. and SPT Management, LLC (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 22, 2018)

10.7	Amendment No. 5, dated as of February 24, 2026, to Management Agreement, dated August 17, 2009, as amended, between Starwood Property Trust, Inc. and SPT Management, LLC
10.8
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

10.10
Amendment No. 2, dated as of November 21, 2016, to the Co-Investment and Allocation Agreement, dated as of August 17, 2009, by and among Starwood Property Trust, Inc., SPT Management, LLC and Starwood Capital Group Global, L.P. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed November 22, 2016)

10.11	Starwood Property Trust, Inc. Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed August 4, 2022)*
10.12	Starwood Property Trust, Inc. 2017 Manager Equity Plan (Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed March 31, 2017)*
10.13
Restricted Stock Unit Award Agreement (Starwood Property Trust, Inc. 2017 Manager Equity Plan) (Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q filed November 8, 2019)*

10.14	Starwood Property Trust, Inc. 2022 Manager Equity Plan (Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q filed May 4, 2022)*
10.15
Restricted Stock Unit Award Agreement (Starwood Property Trust, Inc. 2022 Manager Equity Plan) (Incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K filed March 1, 2023)*

10.16	Starwood Property Trust, Inc. 2017 Equity Plan (Incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement on Schedule 14A filed March 31, 2017)*
10.17
Form of Restricted Stock Award Agreement for Independent Directors (Starwood Property Trust, Inc. 2017 Equity Plan) (Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q filed November 8, 2019)*

10.18	Form of Restricted Stock Award Agreement (Starwood Property Trust, Inc. 2017 Equity Plan) (Incorporated by reference to Exhibit 10.7 of the Company's Quarterly Report on Form 10-Q filed May 8, 2019)*
10.19	Starwood Property Trust, Inc. 2022 Equity Plan (Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q filed May 4, 2022)*
10.20
Form of Restricted Stock Award Agreement for Independent Directors (Starwood Property Trust, Inc. 2022 Equity Plan) (Incorporated by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-K filed March 1, 2023)*

Exhibit No.	Description
10.21	Form of Restricted Stock Award Agreement (Starwood Property Trust, Inc. 2022 Equity Plan) (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed May 4, 2023)*
10.22	Form of Indemnification Agreement for Directors and Officers (Incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K filed February 25, 2016)*
10.23
Tax Protection Agreement, dated as of December 28, 2017, among SPT Dolphin Intermediate LLC, SPT Dolphin Parent LLC and the persons listed on Annex A thereto (Incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K filed February 28, 2018)

19.1	Starwood Property Trust, Inc. Insider Trading Policy (Incorporated by reference to Exhibit 19.1 of the Company’s Annual Report on Form 10-K filed February 27, 2025)
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Starwood Property Trust, Inc. Policy on Recoupment of Incentive Compensation (Incorporated by reference to Exhibit 97.1 of the Company’s Annual Report on Form 10-K filed February 22, 2024)
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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
Date: February 25, 2026
	By:	/s/ BARRY S. STERNLICHT
Barry S. Sternlicht Chief Executive Officer and Chairman of the Board of Directors
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 25, 2026	By:	/s/ BARRY S. STERNLICHT
Barry S. Sternlicht Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: February 25, 2026	By:	/s/ RINA PANIRY
Rina Paniry Chief Financial Officer, Treasurer, Chief Accounting Officer and Principal Financial Officer

Date: February 25, 2026	By:	/s/ RICHARD D. BRONSON
Richard D. Bronson Director

Date: February 25, 2026	By:	/s/ JEFFREY G. DISHNER
Jeffrey G. Dishner Director

Date: February 25, 2026	By:	/s/ CAMILLE J. DOUGLAS
Camille J. Douglas Director

Date: February 25, 2026	By:	/s/ DEBORAH L. HARMON
Deborah L. Harmon Director

Date: February 25, 2026	By:	/s/ SOLOMON J. KUMIN
Solomon J. Kumin Director

Date: February 25, 2026	By:	/s/ FRED PERPALL
Fred Perpall Director

Date: February 25, 2026	By:	/s/ JONATHAN POLLACK
Jonathan Pollack Director

Date: February 25, 2026	By:	/s/ FRED S. RIDLEY
Fred S. Ridley Director

Date: February 25, 2026	By:	/s/ STRAUSS ZELNICK
Strauss Zelnick Director