Form 10-Q
period 2026-03-31
STARWOOD PROPERTY TRUST, INC.
filed 2026-05-08
CIK 1465128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of May 1, 2026 was 370,748,570.

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
These forward-looking statements are based largely on our current beliefs, assumptions and expectations of our future performance taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or within our control, and which could materially affect actual results, performance or achievements. Factors that may cause actual results to vary from our forward-looking statements include, but are not limited to:
•factors described in our Annual Report on Form 10-K for the year ended December 31, 2025 and this Quarterly Report on Form 10-Q, including those set forth under the captions “Risk Factors”, “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited, amounts in thousands, except share data)

	As of March 31,	As of December 31,
	2026	2025
Assets:
Cash and cash equivalents	$290,285	$499,480
Restricted cash	375,777	175,167
Loans held-for-investment, net of credit loss allowances of $397,695 and $440,842	19,281,560	18,862,712
Loans held-for-sale, at fair value	2,322,940	2,323,543
Investment securities, net of credit loss allowances of $46,910 and $37,369 ($125,481 and $121,433 held at fair value)	308,203	301,000
Properties, net	3,859,134	3,448,652
Investments of consolidated affordable housing fund, at fair value	1,729,433	1,727,499
Investments in unconsolidated entities	85,558	84,752
Goodwill	259,846	259,846
Intangible assets, net ($27,743 and $28,280 held at fair value)	426,655	436,059
Derivative assets	32,251	45,813
Accrued interest receivable	177,408	162,679
Other assets	538,466	362,991
Variable interest entity (“VIE”) assets, at fair value	32,399,812	34,493,164
Total Assets	$62,087,328	$63,183,357
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$537,385	$499,750
Related-party payable	33,708	31,662
Dividends payable	180,900	180,413
Derivative liabilities	79,430	83,983
Secured financing agreements, net	13,769,576	12,678,948
Securitized financing, net	5,081,897	5,131,453
Unsecured senior notes, net	4,287,646	4,283,836
VIE liabilities, at fair value	30,768,059	32,803,806
Total Liabilities	54,738,601	55,693,851
Commitments and contingencies (Note 22)
Temporary Equity: Redeemable non-controlling interests	357,487	364,118
Permanent Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Preferred stock, $0.01 per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 per share, 500,000,000 shares authorized, 379,313,805 issued and 370,738,571 outstanding as of March 31, 2026 and 378,011,570 issued and 370,562,879 outstanding as of December 31, 2025	3,793	3,780
Additional paid-in capital	6,974,621	6,957,216
Treasury stock (8,575,234 shares and 7,448,691 shares)	(157,958)	(138,022)
Accumulated deficit	(165,868)	(39,018)
Accumulated other comprehensive income	10,881	11,560
Total Starwood Property Trust, Inc. Stockholders’ Equity	6,665,469	6,795,516
Non-controlling interests in consolidated subsidiaries	325,771	329,872
Total Permanent Equity	6,991,240	7,125,388
Total Liabilities and Equity	$62,087,328	$63,183,357
________________________________________________________
Note: In addition to the VIE assets and liabilities which are separately presented, our condensed consolidated balance sheets as of both March 31, 2026 and December 31, 2025 include assets of $6.7 billion and liabilities of $5.2 billion related to securitized financing issued by VIEs. These assets can only be used to settle obligations of the securitized financing VIEs, and the related liabilities do not have recourse to Starwood Property Trust, Inc. Refer to Note 15 for additional discussion of VIEs.
See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited, amounts in thousands, except per share data)

	For the Three Months Ended March 31,
	2026	2025
Revenues:
Interest income from loans	$373,811	$353,923
Interest income from investment securities	5,438	12,221
Servicing fees	48,020	17,460
Rental income	79,971	29,183
Other revenues	5,216	5,393
Total revenues	512,456	418,180
Costs and expenses:
Management fees	36,182	40,763
Interest expense	328,906	292,158
General and administrative	58,333	48,147
Costs of rental operations	23,134	14,820
Depreciation and amortization	33,726	11,484
Credit loss reversal, net	(377)	(24,999)
Other expense	401	1,851
Total costs and expenses	480,305	384,224
Other income (loss):
Change in net assets related to consolidated VIEs	32,502	28,691
Change in fair value of servicing rights	(537)	753
Change in fair value of investment securities, net	89	(173)
Change in fair value of mortgage loans, net	(12,668)	58,404
Income from affordable housing fund investments	12,464	3,910
Earnings from unconsolidated entities	818	537
Gain on sale of investments and other assets, net	679	—
Loss on derivative financial instruments, net	(2,463)	(39,689)
Foreign currency (loss) gain, net	(6,090)	34,791
Loss on extinguishment of debt	(335)	—
Other loss, net	(3,133)	(1,313)
Total other income	21,326	85,911
Income before income taxes	53,477	119,867
Income tax benefit (provision)	3,945	(3,766)
Net income	57,422	116,101
Net income attributable to non-controlling interests	(5,544)	(3,846)
Net income attributable to Starwood Property Trust, Inc.	$51,878	$112,255

Earnings per share data attributable to Starwood Property Trust, Inc.:
Basic	$0.13	$0.33
Diluted	$0.13	$0.33
See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited, amounts in thousands)

	For the Three Months Ended March 31,
	2026	2025
Net income	$57,422	$116,101
Other comprehensive income (loss) (net change by component):
Available-for-sale securities	(679)	(867)
Other comprehensive loss	(679)	(867)
Comprehensive income	56,743	115,234
Less: Comprehensive income attributable to non-controlling interests	(5,544)	(3,846)
Comprehensive income attributable to Starwood Property Trust, Inc.	$51,199	$111,388
See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity
For the Three Months Ended March 31, 2026 and 2025
(Unaudited, amounts in thousands, except share data)

	Temporary Equity	Common stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Starwood Property Trust, Inc. Stockholders’ Equity	Non- Controlling Interests	Total Permanent Equity
		Shares	Par Value		Shares	Amount
Balance, December 31, 2025	$364,118	378,011,570	$3,780	$6,957,216	7,448,691	$(138,022)	$(39,018)	$11,560	$6,795,516	$329,872	$7,125,388
Proceeds from DRIP Plan	—	23,228	—	421	—	—	—	—	421	—	421
Proceeds from employee stock purchase plan	—	84,381	1	1,260	—	—	—	—	1,261	—	1,261
Common stock repurchased	—	—	—	—	1,126,543	(19,936)	—	—	(19,936)	—	(19,936)
Share-based compensation	—	1,097,486	11	13,983	—	—	—	—	13,994	—	13,994
Manager fees paid in stock	—	97,140	1	1,741	—	—	—	—	1,742	—	1,742
Net income	2,198	—	—	—	—	—	51,878	—	51,878	3,346	55,224
Dividends declared, $0.48 per share	—	—	—	—	—	—	(178,728)	—	(178,728)	—	(178,728)
Other comprehensive loss	—	—	—	—	—	—	—	(679)	(679)	—	(679)
Distributions to non-controlling interests	(8,829)	—	—	—	—	—	—	—	—	(7,447)	(7,447)
Balance, March 31, 2026	$357,487	379,313,805	$3,793	$6,974,621	8,575,234	$(157,958)	$(165,868)	$10,881	$6,665,469	$325,771	$6,991,240

Balance, December 31, 2024	$426,695	344,858,379	$3,449	$6,322,763	7,448,691	$(138,022)	$235,323	$13,594	$6,437,107	$329,670	$6,766,777
Proceeds from DRIP Plan	—	17,227	—	334	—	—	—	—	334	—	334
Proceeds from employee stock purchase plan	—	64,938	1	1,099	—	—	—	—	1,100	—	1,100
Share-based compensation	—	1,565,885	15	13,335	—	—	—	—	13,350	—	13,350
Manager fees paid in stock	—	318,585	3	6,362	—	—	—	—	6,365	—	6,365
Net income	425	—	—	—	—	—	112,255	—	112,255	3,421	115,676
Dividends declared, $0.48 per share	—	—	—	—	—	—	(163,979)	—	(163,979)	—	(163,979)
Other comprehensive loss	—	—	—	—	—	—	—	(867)	(867)	—	(867)
Distributions to non-controlling interests	(285)	—	—	—	—	—	—	—	—	(8,840)	(8,840)
Balance, March 31, 2025	$426,835	346,825,014	$3,468	$6,343,893	7,448,691	$(138,022)	$183,599	$12,727	$6,405,665	$324,251	$6,729,916
See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited, amounts in thousands)

	For the Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net income	$57,422	$116,101
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs, premiums and discounts on secured borrowings	12,452	11,366
Amortization of discounts and deferred financing costs on unsecured senior notes	3,810	2,648
Accretion of net discount on investment securities	(1,162)	(2,075)
Accretion of net deferred loan fees and discounts	(15,735)	(13,964)
Share-based compensation	13,994	13,350
Manager fees paid in stock	1,742	6,365
Change in fair value of investment securities	(89)	173
Change in fair value of consolidated VIEs	2,562	12,128
Change in fair value of servicing rights	537	(753)
Change in fair value of loans	12,668	(58,404)
Change in fair value of affordable housing fund investments	(1,934)	8,035
Change in fair value of derivatives	9,119	50,686
Foreign currency loss (gain), net	6,090	(34,791)
Gain on sale of investments and other assets, net	(679)	—
Credit loss reversal, net	(377)	(24,999)
Depreciation and amortization	35,454	12,756
Earnings from unconsolidated entities	(818)	(537)
Distributions of earnings from unconsolidated entities	—	1,198
Loss on extinguishment of debt, net	335	—
Origination and purchase of loans held-for-sale, net of principal collections	(191,254)	(178,870)
Proceeds from sale of loans held-for-sale	182,087	297,319
Changes in operating assets and liabilities:
Related-party payable	2,046	(2,420)
Accrued and capitalized interest receivable, less purchased interest	(51,459)	2,850
Other assets	(7,308)	(10,858)
Accounts payable, accrued expenses and other liabilities	24,059	31,561
Net cash provided by operating activities	93,562	238,865
Cash Flows from Investing Activities:
Origination, purchase and funding of loans held-for-investment	(1,879,043)	(1,703,570)
Proceeds from principal collections on loans	982,816	747,152
Purchase and funding of investment securities	(22,733)	(13,826)
Proceeds from sales and redemptions of investment securities	625	1,350
Proceeds from principal collections on investment securities	4,831	52,967
Proceeds from sales of real estate	62,040	—
Purchases and additions to properties and other assets	(149,339)	(5,739)
Distribution of capital from unconsolidated entities	—	250
Cash acquired in foreclosure	7,713	731
Payments for purchase or termination of derivatives	(18,921)	(12,936)
Proceeds from termination of derivatives	22,344	27,172
Net cash used in investing activities	(989,667)	(906,449)

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited, amounts in thousands)

	For the Three Months Ended March 31,
	2026	2025
Cash Flows from Financing Activities:
Proceeds from borrowings	$2,867,550	$2,735,285
Principal repayments on and repurchases of borrowings	(1,809,786)	(1,811,835)
Payment of deferred financing costs	(12,601)	(15,295)
Net proceeds from issuances of common stock	1,682	1,434
Payment of dividends	(178,241)	(162,323)
Distributions to non-controlling interests	(16,276)	(9,125)
Purchase of treasury stock	(19,936)	—
Issuance of debt of consolidated VIEs	3,865	—
Repayment of debt of consolidated VIEs	(110)	(4,755)
Distributions of cash from consolidated VIEs	51,286	72,120
Net cash provided by financing activities	887,433	805,506
Net (decrease) increase in cash, cash equivalents and restricted cash	(8,672)	137,922
Cash, cash equivalents and restricted cash, beginning of period	674,647	553,995
Effect of exchange rate changes on cash	87	434
Cash, cash equivalents and restricted cash, end of period	$666,062	$692,351
Supplemental disclosure of cash flow information:
Cash paid for interest	$288,101	$264,902
Income taxes paid (refunded)	4	(53)
Supplemental disclosure of non-cash investing and financing activities:
Dividends declared with respect to the first quarter, but not yet paid	$178,728	$163,979
Deconsolidation of VIEs (VIE asset/liability reductions)	116,644	62,461
Net assets acquired through foreclosure:
Assets acquired, less cash	352,039	52,386
Liabilities assumed	12,047	990
Loan principal collections temporarily held at master servicer	212,447	47,650
See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
As of March 31, 2026
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
We have four reportable business segments as of March 31, 2026 and we refer to the investments within these segments as our target assets:
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
These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (our “Form 10-K”), as filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the operating results for the full year.
Refer to our Form 10-K for a description of our recurring accounting policies. We have included disclosure in this Note 2 regarding principles of consolidation and other accounting policies that (i) are required to be disclosed quarterly, (ii) we view as critical, (iii) became significant since December 31, 2025 due to a corporate action or increase in the significance of the underlying business activity or (iv) changed upon adoption of an Accounting Standards Update (“ASU”) issued by the Financial Accounting Standards Board (“FASB”).
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
Investments of Consolidated Affordable Housing Fund
On November 5, 2021, we established Woodstar Portfolio Holdings, LLC (the “Woodstar Fund”), an investment fund which holds our Woodstar multifamily affordable housing portfolios described in Note 7. As managing member of the Woodstar Fund, we manage interests purchased by third party investors seeking capital appreciation and an ongoing return, for which we earn (i) a management fee based on each investor’s share of total Woodstar Fund equity; and (ii) an incentive distribution if the Woodstar Fund’s returns exceed an established threshold. In connection with the establishment of the Woodstar Fund, we entered into subscription and other related agreements with certain third party institutional investors to sell, through a feeder fund structure, an aggregate 20.6% interest in the Woodstar Fund for an initial aggregate subscription price of $216.0 million, which was adjusted to $214.2 million post-closing. The Woodstar Fund has an initial term of eight years.

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

Nearly all of the Company’s unvested RSUs and RSAs contain rights to receive non-forfeitable dividends and thus are participating securities. In addition, the non-controlling interests that are redeemable with our common stock are considered participating securities because they earn a preferred return indexed to the dividend rate on our common stock (see Note 17). Due to the existence of these participating securities, the two-class method of computing EPS is required, unless another method is determined to be more dilutive. Under the two-class method, undistributed earnings are reallocated between shares of common stock and participating securities. For the three months ended March 31, 2026 and 2025, the two-class method resulted in the most dilutive EPS calculation.

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
We believe the estimates and assumptions underlying our consolidated financial statements are reasonable and supportable based on the information available as of March 31, 2026. Actual results may ultimately differ from those estimates.
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

3. Acquisitions and Divestitures
Acquisitions

During the three months ended March 31, 2026 and 2025, we had no significant acquisitions of properties or businesses other than properties acquired through loan foreclosure as discussed in Note 4 and properties acquired by Fundamental Income Properties, LLC (“Fundamental”) within our Property Segment as discussed in Note 6.

Divestitures

Commercial and Residential Lending Segment

During the three months ended March 31, 2026, we sold a multifamily property in Conyers, Georgia for $40.0 million, which qualified for sale accounting treatment under GAAP. The property had been acquired through foreclosure in February 2025 and during that year we recorded a $4.0 million impairment on the property. Upon sale, we recognized a net gain of $0.3 million, which is included within gain on sale of investments and other assets in our condensed consolidated statement of operations for the three months ended March 31, 2026. In connection therewith, we provided $32.0 million of three-year senior secured financing to the purchaser.

During the three months ended March 31, 2026 and 2025, there were no other significant sales of property other than several properties sold by Fundamental as discussed in Note 6.

4. Loans
Our loans held-for-investment are accounted for at amortized cost and our loans held-for-sale are accounted for at the lower of cost or fair value, unless we have elected the fair value option for either. The following tables summarize our investments in mortgages and loans as of March 31, 2026 and December 31, 2025 (dollars in thousands):

March 31, 2026	Carrying Value	Face Amount	Weighted Average Coupon (1)	Weighted Average Life (“WAL”) (years)(2)
Loans held-for-investment:
Commercial loans:
First mortgages (3)	$16,234,675	$16,303,095	6.9%	2.7
Subordinated mortgages (4)	4,925	4,925	—%	—
Mezzanine loans (3)	307,472	309,673	10.7%	2.5
Other	51,418	51,688	9.1%	2.4
Total commercial loans	16,598,490	16,669,381
Infrastructure first priority loans	3,080,765	3,139,752	7.4%	5.0
Total loans held-for-investment	19,679,255	19,809,133
Loans held-for-sale:
Residential, fair value option	2,218,429	2,417,176	4.4%	N/A	(5)
Commercial, fair value option	104,511	106,088	6.3%	6.4
Total loans held-for-sale	2,322,940	2,523,264
Total gross loans	22,002,195	$22,332,397
Credit loss allowances:
Commercial loans held-for-investment	(383,736)
Infrastructure loans held-for-investment	(13,959)
Total allowances	(397,695)
Total net loans	$21,604,500

December 31, 2025
Loans held-for-investment:
Commercial loans:
First mortgages (3)	$16,086,585	$16,148,916	7.0%	2.7
Subordinated mortgages (4)	15,683	15,290	11.1%	0.1
Mezzanine loans (3)	311,175	313,619	10.8%	2.8
Other	51,255	51,688	9.1%	2.6
Total commercial loans	16,464,698	16,529,513
Infrastructure first priority loans	2,838,856	2,890,373	7.4%	5.1
Total loans held-for-investment	19,303,554	19,419,886
Loans held-for-sale:
Residential, fair value option	2,278,067	2,455,552	4.4%	N/A	(5)
Commercial, fair value option	45,476	47,300	6.4%	8.5
Total loans held-for-sale	2,323,543	2,502,852
Total gross loans	21,627,097	$21,922,738
Credit loss allowances:
Commercial loans held-for-investment	(426,365)
Infrastructure loans held-for-investment	(14,477)
Total allowances	(440,842)
Total net loans	$21,186,255

______________________________________________________________________________________________________________________
(1)Calculated using applicable index rates as of March 31, 2026 and December 31, 2025 for variable rate loans and excludes loans for which interest income is not recognized.
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
(3)First mortgages include first mortgage loans and any contiguous mezzanine loan components because as a whole, the expected credit quality of these loans is more similar to that of a first mortgage loan. The application of this methodology resulted in mezzanine loans with carrying values of $1.4 billion and $1.3 billion being classified as first mortgages as of March 31, 2026 and December 31, 2025, respectively.
(4)Subordinated mortgages include B-Notes and junior participation in first mortgages where we do not own the senior A-Note or senior participation. If we own both the A-Note and B-Note, we categorize the loan as a first mortgage loan.
(5)Residential loans have a weighted average remaining contractual life of 25.6 years and 25.8 years as of March 31, 2026 and December 31, 2025, respectively.
As of March 31, 2026, our variable rate loans held-for-investment, excluding loans for which interest income is not recognized, were as follows (dollars in thousands):

March 31, 2026	Carrying Value	Weighted-average Spread Above Index
Commercial loans	$15,209,268	3.3%
Infrastructure loans	3,080,765	3.6%
Total variable rate loans held-for-investment	$18,290,033	3.4%

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
The significant credit quality indicators for our loans measured at amortized cost, which excludes loans held-for-sale, were as follows as of March 31, 2026 (dollars in thousands):

	Term Loans Amortized Cost Basis by Origination Year						Total Amortized Cost Basis	Credit Loss Allowance
As of March 31, 2026	2026	2025	2024	2023	2022	Prior
Commercial loans:
Credit quality indicator:
LTV < 60%	$—	$1,560,352	$289,219	$365,769	$640,271	$706,653	$3,562,264	$2,965
LTV 60% - 70%	274,776	2,967,017	411,258	446,316	1,728,499	1,664,261	7,492,127	16,903
LTV > 70%	415,471	610,949	281,138	64,669	1,175,934	2,945,525	5,493,686	331,787
Credit deteriorated	—	—	—	—	—	40,863	40,863	32,081
Defeased and other	—	5,000	—	4,550	—	—	9,550	—
Total commercial	$690,247	$5,143,318	$981,615	$881,304	$3,544,704	$5,357,302	$16,598,490	$383,736
Infrastructure loans:
Credit quality indicator:
Power	$407,215	$1,044,860	$252,557	$108,484	$46,095	$36,988	$1,896,199	$8,116
Oil and gas	99,251	610,502	280,654	155,133	—	39,026	1,184,566	5,843
Total infrastructure	$506,466	$1,655,362	$533,211	$263,617	$46,095	$76,014	$3,080,765	$13,959
Loans held-for-sale							2,322,940	—
Total gross loans							$22,002,195	$397,695

Non-Credit Deteriorated Loans
As of March 31, 2026, we had three commercial loans with a combined amortized cost basis of $641.4 million along with $74.3 million of residential loans that were 90 days or greater past due. All of these loans were on nonaccrual as of March 31, 2026, except for a commercial loan with an amortized cost basis of $270.7 million, for which we acquired the additional remaining senior mortgage interest of $143.8 million from a third party lender during the quarter in order to preserve our rights as the mezzanine lender. We also had four commercial loans with a combined amortized cost basis of $433.0 million on nonaccrual that were not 90 days or greater past due as of March 31, 2026. None of these loans were considered credit deteriorated. As of December 31, 2025, we had a total of $967.7 million of non-credit deteriorated loans on nonaccrual. During the quarter, no additional non-credit deteriorated commercial loans were placed on nonaccrual, and a $242.4 million commercial loan was resolved through foreclosure (see related discussion below).
Credit Deteriorated Loans
As of March 31, 2026, we had two loans with a combined amortized cost basis of $40.8 million which were deemed credit deteriorated and are on nonaccrual under the cost recovery method: (i) a $35.9 million commercial mezzanine loan on an office portfolio in Ireland placed on nonaccrual during 2025, for which we assigned a $27.2 million specific credit loss allowance in late 2025, based on a third party purchase of a portion of the mezzanine loan. The loan was deemed credit deteriorated based on the terms of a modification whereby the sponsor will not fund future debt service shortfalls or capital expenditures; and (ii) a $4.9 million commercial subordinated loan secured by a department store in Chicago which was deemed credit deteriorated and was fully reserved in prior years. During the quarter, a $90.7 million credit deteriorated commercial loan previously placed on nonaccrual with a $19.7 million specific reserve was resolved through foreclosure (see related discussion below).

Foreclosure and Equity Control
During the three months ended March 31, 2026, we foreclosed on or otherwise obtained control over the following loan collateral and recorded properties and associated assets and liabilities in accordance with the asset acquisition provisions of ASC 805:
In March 2026, we foreclosed on a first mortgage loan on a multifamily property in Dallas, Texas. The net carrying value of our loan related to this property (including previously accrued interest) totaled $28.4 million, net of a specific credit loss allowance of $5.3 million provided during the three months ended March 31, 2026 based on a third party appraisal. In connection with the foreclosure, we recorded properties of $28.6 million and net liabilities of $0.2 million.
In February 2026, we foreclosed on a first mortgage loan on a mixed use property in Dallas, Texas, split evenly between multifamily and hospitality. The net carrying value of our loan related to this property (including previously accrued interest) totaled $247.9 million. In connection with the foreclosure, we recorded properties of $247.9 million. This loan was previously placed on nonaccrual in 2024.
In January 2026, we foreclosed on a first mortgage loan on a multifamily property in Phoenix, Arizona. The net carrying value of our loan related to this property totaled $71.0 million, net of a specific credit loss allowance of $19.7 million provided during the year ended December 31, 2025 based on a third party appraisal. In connection with the foreclosure, we recorded properties of $71.0 million. This loan was previously placed on nonaccrual in 2025.

Loan Modifications
We may amend or modify a loan based on its specific facts and circumstances. The modified terms and subsequent performance of the modified loans are considered in the determination of our general and specific CECL reserves. During the three months ended March 31, 2026, we made modifications to one commercial loan disclosable under ASU 2022-02, Troubled Debt Restructurings and Vintage Disclosures.
During the three months ended March 31, 2026, we entered into a modification of a commercial loan that required disclosure pursuant to ASU 2022-02. The loan had an amortized cost basis of $88.5 million, representing 0.53% of our commercial loans as of March 31, 2026. We granted an other-than-insignificant payment delay in the form of an initial maturity term extension from January 2026 to October 2028, reduced the interest rate by 95 bps and included minimum required paydowns. The interest rate reduction is fully recovered in a new exit fee.
Performance of Previously Modified Loans:
Loans with modifications disclosed in the previous twelve months under ASU 2022-02 are performing in accordance with their modified terms through March 31, 2026.
Other Modifications:
While not required to be disclosed pursuant to ASU 2022-02 because the financial difficulty criteria is not met, we modified three loans and a portfolio of four cross collateralized loans during the three months ended March 31, 2026 by reducing the interest rate spread on the loans, with such reductions partially or fully recoverable by new exit fees. The amortized cost basis of these loans totaled $595.8 million. In each case, the borrowers contributed additional equity in order to receive the modifications. There were no such modifications made during the three months ended March 31, 2025.

Credit Loss Allowance Activity
The following tables present the activity in our credit loss allowance for funded loans and unfunded commitments (amounts in thousands):

	Funded Commitments Credit Loss Allowance
	Loans Held-for-Investment		Total Funded Loans
Three Months Ended March 31, 2026	Commercial	Infrastructure
Credit loss allowance at December 31, 2025	$426,365	$14,477	$440,842
Credit loss reversal, net	(17,170)	(518)	(17,688)
Charge-offs (1)	(25,014)	—	(25,014)
Foreign currency	(445)	—	(445)
Credit loss allowance at March 31, 2026	$383,736	$13,959	$397,695
______________________________________________________________________________________________________________________
(1)Represents the charge-offs of (i) a $19.7 million specific credit loss allowance that was established during the year ended December 31, 2025 related to a first mortgage loan on a multifamily property in Phoenix, Arizona and (ii) a $5.3 million specific credit loss allowance that was established during the three months ended March 31, 2026 related to a first mortgage loan on a multifamily property in Dallas, Texas. The loans were originated in 2022 and 2021, respectively, and foreclosed in January 2026 and March 2026, respectively.

	Unfunded Commitments Credit Loss Allowance (1)
	Loans Held-for-Investment		HTM Preferred
Three Months Ended March 31, 2026	Commercial	Infrastructure	Interests (2)	CMBS (2)	Total
Credit loss allowance at December 31, 2025	$13,410	$1,354	$13,471	$2	$28,237
Credit loss provision (reversal), net	7,856	(414)	329	(1)	7,770
Credit loss allowance at March 31, 2026	$21,266	$940	$13,800	$1	$36,007
Memo: Unfunded commitments as of March 31, 2026 (3)	$1,871,140	$163,028	$52,363	$15,502	$2,102,033
______________________________________________________________________________________________________________________
(1)Included in accounts payable, accrued expenses and other liabilities in our consolidated balance sheets.
(2)See Note 5 for further details.
(3)Represents amounts expected to be funded (see Note 22).
Loan Portfolio Activity
The activity in our loan portfolio was as follows (amounts in thousands):

	Held-for-Investment Loans
Three Months Ended March 31, 2026	Commercial	Infrastructure	Held-for-Sale Loans	Total Loans
Balance at December 31, 2025	$16,038,333	$2,824,379	$2,323,543	$21,186,255
Acquisitions/originations/additional funding	1,323,569	555,474	232,810	2,111,853
Capitalized interest (1)	29,688	—	—	29,688
Basis of loans sold (2)	—	—	(182,087)	(182,087)
Loan maturities/principal repayments	(840,936)	(318,935)	(38,077)	(1,197,948)
Discount accretion/premium amortization	10,365	5,370	—	15,735
Changes in fair value	—	—	(12,668)	(12,668)
Foreign currency translation loss, net	(22,170)	—	—	(22,170)
Credit loss reversal, net	17,170	518	—	17,688
Loan foreclosures	(341,265)	—	(609)	(341,874)	(3)
Transfer to/from other asset classifications or between segments	—	—	28	28
Balance at March 31, 2026	$16,214,754	$3,066,806	$2,322,940	$21,604,500

	Held-for-Investment Loans
Three Months Ended March 31, 2025	Commercial	Infrastructure	Held-for-Sale Loans	Total Loans
Balance at December 31, 2024	$12,895,064	$2,541,949	$2,516,008	$17,953,021
Acquisitions/originations/additional funding	1,108,511	595,059	231,109	1,934,679
Capitalized interest (1)	22,343	—	—	22,343
Basis of loans sold (2)	—	—	(297,319)	(297,319)
Loan maturities/principal repayments	(312,601)	(435,553)	(54,628)	(802,782)
Discount accretion/premium amortization	7,241	6,723	—	13,964
Changes in fair value	—	—	58,404	58,404
Foreign currency translation gain, net	115,323	1,663	—	116,986
Credit loss reversal (provision), net	21,137	(909)	—	20,228
Loan foreclosures	(43,971)	—	(6,938)	(50,909)	(4)
Balance at March 31, 2025	$13,813,047	$2,708,932	$2,446,636	$18,968,615
______________________________________________________________________________________________________________________
(1)Represents accrued interest income on loans whose terms do not require current payment of interest.
(2)See Note 12 for additional disclosure on these transactions.
(3)Represents (i) the $242.4 million carrying value of a first mortgage loan on a mixed use property in Dallas, Texas foreclosed in February 2026, (ii) the $71.0 million carrying value of a first mortgage loan on a multifamily property in Phoenix, Arizona foreclosed in January 2026, (iii) the $27.9 million carrying value of a first mortgage loan on a multifamily property in Dallas, Texas foreclosed in March 2026 and (iv) a $0.6 million residential mortgage loan foreclosed.
(4)Represents (i) the $44.0 million carrying value of a first mortgage and mezzanine loan on a multifamily property in Conyers, Georgia foreclosed in February 2025 and sold during the three months ended March 31, 2026 (see Notes 3 and 6) and (ii) $6.9 million of residential mortgage loans foreclosed.
5. Investment Securities
Investment securities were comprised of the following as of March 31, 2026 and December 31, 2025 (amounts in thousands):

	Carrying Value as of
	March 31, 2026	December 31, 2025
RMBS, available-for-sale	$86,717	$88,283
RMBS, fair value option (1)	400,263	404,688
CMBS, fair value option (1), (2)	1,236,128	1,284,863
HTM debt securities, amortized cost net of credit loss allowance of $46,910 and $37,369	182,722	179,567
Equity security, fair value	—	628
Subtotal—Investment securities	1,905,830	1,958,029
VIE eliminations (1)	(1,597,627)	(1,657,029)
Total investment securities	$308,203	$301,000
_____________________________________________________________________________________________________________________
(1)Certain fair value option CMBS and RMBS are eliminated in consolidation against VIE liabilities pursuant to ASC 810.
(2)Includes $142.5 million and $146.5 million of non-controlling interests in the consolidated entities which hold certain of these CMBS as of March 31, 2026 and December 31, 2025, respectively.

Purchases, sales and redemptions, and principal collections for all investment securities were as follows (amounts in thousands):

	RMBS, available-for-sale	RMBS, fair value option	CMBS, fair value option		HTM Securities	Equity Security	Securitization VIEs (1)	Total
Three Months Ended March 31, 2026
Purchases/fundings	$—	$—	$6,527		$16,206	$—	$—	$22,733
Sales and redemptions	—	—	3,865		—	625	(3,865)	625
Principal collections	1,939	8,175	43,477		2,526	—	(51,286)	4,831
Three Months Ended March 31, 2025
Purchases/fundings	$—	$—	$8,666	(2)	$9,799	$—	$(4,639)	$13,826
Sales and redemptions	—	—	—		—	1,350	—	1,350
Principal collections	2,073	10,080	62,084		50,850	—	(72,120)	52,967
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
RMBS, Available-for-Sale
The Company classified all of its RMBS not eliminated in consolidation as available-for-sale as of March 31, 2026 and December 31, 2025. These RMBS are reported at fair value in the balance sheet with changes in fair value recorded in accumulated other comprehensive income (“AOCI”).

The tables below summarize various attributes of our investments in available-for-sale RMBS as of March 31, 2026 and December 31, 2025 (amounts in thousands):

				Unrealized Gains or (Losses) Recognized in AOCI
	Amortized Cost	Credit Loss Allowance	Net Basis	Gross Unrealized Gains	Gross Unrealized Losses	Net Fair Value Adjustment	Fair Value
March 31, 2026
RMBS	$75,836	$—	$75,836	$12,673	$(1,792)	$10,881	$86,717
December 31, 2025
RMBS	$76,723	$—	$76,723	$13,340	$(1,780)	$11,560	$88,283

	Weighted Average Coupon (1)	WAL (Years) (2)
March 31, 2026
RMBS	4.5%	7.4
______________________________________________________________________________________________________________________
(1)Calculated using the March 31, 2026 SOFR rate of 3.665% for floating rate securities.
(2)Represents the remaining WAL of each respective group of securities as of the balance sheet date. The WAL of each individual security is calculated using projected amounts and projected timing of future principal payments.
As of March 31, 2026, approximately $77.1 million, or 89%, of RMBS were variable rate. We purchased all of the RMBS at a discount, a portion of which is accreted into income over the expected remaining life of the security. The majority of the income from this strategy is earned from the accretion of this accretable discount.
We have engaged a third party manager who specializes in RMBS to execute the trading of RMBS, the cost of which was less than $0.1 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively, recorded as management fees in the accompanying condensed consolidated statements of operations.

The following table presents the gross unrealized losses and estimated fair value of any available-for-sale securities that were in an unrealized loss position as of March 31, 2026 and December 31, 2025, and for which an allowance for credit losses has not been recorded (amounts in thousands):

	Estimated Fair Value		Unrealized Losses
	Securities with a loss less than 12 months	Securities with a loss greater than 12 months	Securities with a loss less than 12 months	Securities with a loss greater than 12 months
As of March 31, 2026
RMBS	$623	$10,778	$(10)	$(1,782)
As of December 31, 2025
RMBS	$480	$10,943	$—	$(1,780)
As of March 31, 2026 and December 31, 2025, there were 17 and 14 securities, respectively, with unrealized losses reflected in the table above. After evaluating the securities, we concluded that the unrealized losses reflected above were noncredit-related and would be recovered from the securities’ estimated future cash flows. We considered a number of factors in reaching this conclusion, including that we did not intend to sell the securities, it was not considered more likely than not that we would be forced to sell the securities prior to recovering our amortized cost, and there were no material credit events that would have caused us to otherwise conclude that we would not recover our cost. Credit losses, if any, are calculated by comparing (i) the estimated future cash flows of each security discounted at the yield determined as of the initial acquisition date or, if since revised, as of the last date previously revised, to (ii) our net amortized cost basis. Significant judgment is used in projecting cash flows for our non-agency RMBS. As a result, actual income and/or credit losses could be materially different from what is currently projected and/or reported.
CMBS and RMBS, Fair Value Option
As discussed in the “Fair Value Option” section of Note 2 herein, we elect the fair value option for certain CMBS and RMBS in an effort to eliminate accounting mismatches resulting from the current or potential consolidation of securitization VIEs. As of March 31, 2026, the fair value and unpaid principal balance of CMBS where we have elected the fair value option, excluding the notional value of interest-only securities and before consolidation of securitization VIEs, were $1.2 billion and $2.8 billion, respectively. As of March 31, 2026, the fair value and unpaid principal balance of RMBS where we have elected the fair value option, excluding the notional value of interest-only securities and before consolidation of securitization VIEs, were $400.3 million and $326.3 million, respectively. The $1.6 billion total fair value balance of CMBS and RMBS represents our economic interests in these assets. However, as a result of our consolidation of securitization VIEs, the vast majority of this fair value (all except $38.8 million at March 31, 2026) is eliminated against VIE liabilities before arriving at our GAAP balance for fair value option investment securities.
As of March 31, 2026, none of our CMBS or RMBS were variable rate.
HTM Debt Securities, Amortized Cost
The table below summarizes our investments in HTM debt securities as of March 31, 2026 and December 31, 2025 (amounts in thousands):

	Amortized Cost Basis	Credit Loss Allowance	Net Carrying Amount	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
March 31, 2026
CMBS	$90,130	$(7)	$90,123	$492	$(10,959)	$79,656
Preferred interests	99,041	(36,743)	62,298	—	(30,030)	32,268
Infrastructure bonds	40,461	(10,160)	30,301	906	—	31,207
Total	$229,632	$(46,910)	$182,722	$1,398	$(40,989)	$143,131

December 31, 2025
CMBS	$92,629	$(13)	$92,616	$603	$(11,436)	$81,783
Preferred interests	82,844	(27,166)	55,678	—	(22,942)	32,736
Infrastructure bonds	41,463	(10,190)	31,273	650	—	31,923
Total	$216,936	$(37,369)	$179,567	$1,253	$(34,378)	$146,442

The following table presents the activity in our credit loss allowance for HTM debt securities (amounts in thousands):

	CMBS	Preferred Interests	Infrastructure Bonds	Total HTM Credit Loss Allowance
Three Months Ended March 31, 2026
Credit loss allowance at December 31, 2025	$13	$27,166	$10,190	$37,369
Credit loss (reversal) provision, net	(6)	9,577	(30)	9,541
Credit loss allowance at March 31, 2026	$7	$36,743	$10,160	$46,910
As of March 31, 2026 and December 31, 2025, we had a $10.0 million specific credit loss allowance on a $19.2 million infrastructure bond that is collateralized by a first priority lien on a coal-fired power plant in Mississippi. It was deemed credit deteriorated when we acquired the Infrastructure Lending Segment in 2018 and was placed on nonaccrual under the cost recovery method in 2023 due to a forbearance and restructuring plan agreed between the lenders and borrower that was necessitated by operating shortfalls at the plant.
We also had seven commercial lending preferred interests with a combined amortized cost basis of $81.2 million on nonaccrual that were not 90 days or greater past due as of March 31, 2026, with total unfunded commitments of $60.2 million. As of December 31, 2025, we had seven commercial lending preferred interests with a combined amortized cost basis of $65.0 million on nonaccrual that were not 90 days or greater past due, with total unfunded commitments of $76.4 million. All of these investments were made in connection with loan modifications, but are not considered credit deteriorated.

The table below summarizes the maturities of our HTM debt securities by type as of March 31, 2026 (amounts in thousands):

	CMBS	Preferred Interests	Infrastructure Bonds	Total
Less than one year	$25,453	$30,707	$—	$56,160
One to three years	—	15,513	5,431	20,944
Three to five years	64,670	16,078	4,943	85,691
Thereafter	—	—	19,927	19,927
Total	$90,123	$62,298	$30,301	$182,722
Equity Security, Fair Value
During 2012, we acquired 9,140,000 ordinary shares from a related-party in Starwood European Real Estate Finance Limited (“SEREF”), a debt fund that is externally managed by an affiliate of our Manager and is listed on the London Stock Exchange. As of December 31, 2025, we held 536,129 shares of SEREF that had not yet been redeemed, with a fair value of $0.6 million. During the three months ended March 31, 2026, this entity entered liquidation and was delisted from the London Stock Exchange. The remaining 536,129 shares were redeemed by SEREF for proceeds of $0.6 million, reducing our basis to zero.

6. Properties
Our properties are held within the following portfolios:
Property Segment - Fundamental
In July 2025, we acquired Fundamental by way of merger. As of March 31, 2026, Fundamental owned 515 single-tenant properties, spanning 15.1 million square feet across 44 states, 68 industries and 114 tenants. The properties, which consist of retail, industrial and service facilities, among others, are leased under 129 individual and master net operating lease agreements with a 17.4 year weighted-average lease base term. Fundamental had total gross properties and lease intangibles of $2.5 billion and debt of $1.5 billion as of March 31, 2026. During the three months ended March 31, 2026, Fundamental acquired 32 additional net lease properties for cash of $129.6 million and sold one portfolio and two single-asset net lease properties for $22.4 million. Upon sale, we recognized a total net gain of $0.5 million, which is included within gain on sale of investments and other assets in our condensed consolidated statement of operations for the three months ended March 31, 2026.
Property Segment - Medical Office Portfolio
The Medical Office Portfolio is comprised of 34 medical office buildings acquired during the year ended December 31, 2016. These properties, which collectively comprise 1.9 million square feet, are geographically dispersed throughout the U.S. and primarily affiliated with major hospitals or located on or adjacent to major hospital campuses. The Medical Office Portfolio includes total gross properties and lease intangibles of $794.1 million and debt of $443.5 million as of March 31, 2026.
Property Segment - D.C. Multifamily Conversion
A vacant office building in Washington, D.C. was acquired in a loan foreclosure in May 2024 and transferred to our Property Segment with the expectation that we will convert it to multifamily use. That property has a carrying value of $121.2 million, of which $95.1 million represents construction in progress and $26.1 million represents land and land improvements, and no associated debt as of March 31, 2026.

Investing and Servicing Segment Property Portfolio (“REIS Equity Portfolio”)
The REIS Equity Portfolio is comprised of 5 commercial real estate properties and one equity interest in an unconsolidated real estate property (see Note 8), which were acquired from CMBS trusts over time. The REIS Equity Portfolio includes total gross properties and lease intangibles of $83.8 million and debt of $37.4 million as of March 31, 2026.
Commercial and Residential Lending Segment Property Portfolio
The Commercial and Residential Lending Segment Portfolio represents properties acquired through loan foreclosure or exercise of control over a mezzanine loan borrower’s pledged equity interests. This portfolio includes total gross properties and lease intangibles of $1.1 billion and debt of $29.8 million as of March 31, 2026.

Woodstar Portfolios
Refer to Note 7 for a discussion of our Woodstar I and Woodstar II Portfolios which are not included in the table below.
The table below summarizes our properties held-for-investment as of March 31, 2026 and December 31, 2025 (dollars in thousands):

	Depreciable Life	March 31, 2026	December 31, 2025
Property Segment
Land and land improvements	0 - 15 years	$791,518	$769,318
Buildings and building improvements	0 - 40 years	2,073,466	1,978,498
Construction in progress	N/A	147,599	138,069
Furniture & fixtures	3 - 5 years	1,455	1,451
Investing and Servicing Segment
Land and land improvements	0 - 15 years	16,567	16,567
Buildings and building improvements	3 - 33 years	49,898	49,719
Furniture & fixtures	1 - 5 years	2,328	2,328
Commercial and Residential Lending Segment
Land and land improvements	0 - 13 years	184,276	143,090
Buildings and building improvements	30 - 50 years	613,395	356,440
Construction in progress	N/A	246,914	245,794
Furniture & fixtures	5 - 7 years	12,323	2,003
Properties, cost		4,139,739	3,703,277
Less: accumulated depreciation		(280,605)	(254,625)
Properties, net		$3,859,134	$3,448,652

Commercial and Residential Lending Segment Property Portfolio

During the three months ended March 31, 2026, we sold a multifamily property in Conyers, Georgia for $40.0 million, which qualified for sale accounting treatment under GAAP. The property had been acquired through foreclosure in February 2025 and during that year we recorded a $4.0 million impairment on the property. Upon sale, we recognized a net gain of $0.3 million, which is included within gain on sale of investments and other assets in our condensed consolidated statement of operations for the three months ended March 31, 2026. In connection therewith, we provided $32.0 million of three-year senior secured financing to the purchaser.

During the three months ended March 31, 2026 and 2025, there were no other significant sales of property.

7. Investments of Consolidated Affordable Housing Fund
As discussed in Note 2, we established the Woodstar Fund effective November 5, 2021, an investment fund which holds our Woodstar multifamily affordable housing portfolios. The Woodstar Portfolios consist of the following:

Woodstar I Portfolio
As of March 31, 2026, the Woodstar I Portfolio was comprised of 31 affordable housing communities with 8,684 units concentrated primarily in the Tampa, Orlando and West Palm Beach metropolitan areas. We acquired 18 of the affordable housing communities in 2015 and another 14 communities in 2016. We sold one of those communities in December 2025. The Woodstar I Portfolio includes properties at fair value of $1.8 billion and debt at fair value of $1.0 billion as of March 31, 2026.
Woodstar II Portfolio
The Woodstar II Portfolio is comprised of 27 affordable housing communities with 6,109 units concentrated primarily in Central and South Florida. We acquired eight of the 27 affordable housing communities in 2017, with the final 19 communities acquired in 2018. The Woodstar II Portfolio includes properties at fair value of $1.4 billion and debt at fair value of $497.7 million as of March 31, 2026.

Income from the Woodstar Fund’s investments reflects the following components for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Distributions from affordable housing fund investments	$10,530	$11,945
Unrealized change in fair value of investments (1)	1,934	(8,035)
Income from affordable housing fund investments	$12,464	$3,910
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
8. Investments in Unconsolidated Entities
The table below summarizes our investments in unconsolidated entities as of March 31, 2026 and December 31, 2025 (dollars in thousands):

	Participation / Ownership % (1)	Carrying value as of
		March 31, 2026	December 31, 2025
Equity method investments:
Equity interests in two natural gas power plants	10% - 12%	$58,379	$57,537
Equity interest in a retail center in Hawaii	25%	5,588	5,637
Investor entity which owns equity in an online real estate company	50%	5,155	5,142
Various	(2)	—	—
		69,122	68,316
Other equity investments:
Equity interest in a servicing and advisory business	2%	7,462	7,462
Equity interest in a data center business in Ireland	0.54%	7,672	7,672
Investment funds which own equity in a loan servicer and other real estate assets	4% - 6%	695	695
Various	3% - 15%	607	607
		16,436	16,436
		$85,558	$84,752
______________________________________________________________________________________________________________________
(1)None of these investments are publicly traded and therefore quoted market prices are not available.
(2)Includes common equity interests ranging from 20% to 70%, received in connection with loan modifications involving preferred equity interests, that currently have no carrying value.
There were no differences between the carrying value of our equity method investments and the underlying equity in the net assets of the investees as of March 31, 2026.
During the three months ended March 31, 2026, we did not become aware of (i) any observable price changes in our other equity investments accounted for under the fair value practicability election or (ii) any indicators of impairment.

9. Goodwill and Intangibles
Goodwill
Goodwill is tested for impairment annually in the fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
Infrastructure Lending Segment
The Infrastructure Lending Segment’s goodwill of $119.4 million at both March 31, 2026 and December 31, 2025 represents the excess of consideration transferred over the fair value of net assets acquired on September 19, 2018 and October 15, 2018. The goodwill recognized is attributable to value embedded in the acquired Infrastructure Lending Segment’s lending platform.
LNR Property LLC (“LNR”)
The Investing and Servicing Segment’s goodwill of $140.4 million at both March 31, 2026 and December 31, 2025 represents the excess of consideration transferred over the fair value of net assets of LNR acquired on April 19, 2013. The goodwill recognized is attributable to value embedded in LNR’s existing platform, which includes a network of commercial real estate asset managers, work-out specialists, underwriters and administrative support professionals as well as proprietary historical performance data on commercial real estate assets.
Intangible Assets
Servicing Rights Intangibles
In connection with the LNR acquisition, we identified domestic servicing rights that existed at the purchase date, based upon the expected future cash flows of the associated servicing contracts. As of March 31, 2026 and December 31, 2025, the balance of the domestic servicing intangible was net of $38.8 million and $37.3 million, respectively, which was eliminated in consolidation pursuant to ASC 810 against VIE assets in connection with our consolidation of securitization VIEs. Before VIE consolidation, as of March 31, 2026 and December 31, 2025, the domestic servicing intangible had a balance of $66.5 million and $65.5 million, respectively, which represents our economic interest in this asset.
Lease Intangibles
In connection with our acquisitions of commercial real estate, we recognized in-place lease intangible assets and favorable lease intangible assets or unfavorable lease liabilities associated with certain non-cancelable operating leases of the acquired properties.
The following table summarizes our intangible assets, which are comprised of servicing rights intangibles and lease intangibles, as of March 31, 2026 and December 31, 2025 (amounts in thousands):

	As of March 31, 2026			As of December 31, 2025
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Domestic servicing rights, at fair value	$27,743	$—	$27,743	$28,280	$—	$28,280
In-place lease intangible assets	397,893	(79,464)	318,429	399,387	(73,986)	325,401
Favorable lease intangible assets	95,228	(14,745)	80,483	95,943	(13,565)	82,378
Total net intangible assets	$520,864	$(94,209)	$426,655	$523,610	$(87,551)	$436,059
Memo: Unfavorable lease (liabilities) (1)	$(35,776)	$3,368	$(32,408)	$(35,460)	$2,778	$(32,682)
_____________________________________________________________________________________________________________________
(1)Unfavorable lease liabilities are classified within accounts payable, accrued expenses and other liabilities on our condensed consolidated balance sheets.

The following table summarizes the activity within intangible assets for the three months ended March 31, 2026 (amounts in thousands):

	Domestic Servicing Rights	In-place Lease Intangible Assets	Favorable Lease Intangible Assets	Total Intangible Assets	Memo: Unfavorable Lease Liabilities
Balance as of January 1, 2026	$28,280	$325,401	$82,378	$436,059	$(32,682)
Acquisitions (1)	—	1,765	—	1,765	(316)
Amortization	—	(5,584)	(1,204)	(6,788)	590
Sales	—	(3,153)	(691)	(3,844)	—
Changes in fair value due to changes in inputs and assumptions	(537)	—	—	(537)	—
Balance as of March 31, 2026	$27,743	$318,429	$80,483	$426,655	$(32,408)
___________________________________________________
(1)    Represents in-place and favorable lease intangible assets and unfavorable lease liabilities related to property acquisitions by Fundamental with in-place leases. The weighted average amortization period of these lease intangible assets and unfavorable lease liabilities is 15.0 years.
The following table sets forth the estimated aggregate amortization of our in-place lease intangible assets, favorable lease intangible assets and unfavorable lease liabilities for the next five years and thereafter (amounts in thousands):

	Asset Amortization	Liability Amortization
2026 (remainder of)	$20,174	$(1,770)
2027	26,676	(2,346)
2028	26,672	(2,344)
2029	26,638	(2,343)
2030	26,386	(2,343)
Thereafter	272,366	(21,262)
Total	$398,912	$(32,408)

10. Secured Borrowings
Secured Financing Agreements
The following table is a summary of our secured financing agreements in place as of March 31, 2026 and December 31, 2025 (dollars in thousands):

											Outstanding Balance at
	Current Maturity		Extended Maturity (a)		Weighted Average Coupon		Pledged Asset Carrying Value		Maximum Facility Size		March 31, 2026		December 31, 2025
Repurchase Agreements:
Commercial Loans	Aug 2026 to May 2031	(b)	Jun 2029 to Feb 2035	(b)	Index + 1.80%	(c)	$10,795,866		$12,330,841	(d)	$7,242,074		$6,048,734
Residential Loans	Jul 2026 to Oct 2027		Mar 2027 to Apr 2028		SOFR + 1.65%		2,216,293		2,950,000		1,945,826		1,929,400
Infrastructure Loans	Sep 2027		Sep 2029		SOFR + 2.00%		157,188		650,000		93,858		211,651
Conduit Loans	Dec 2026 to Jun 2028		Dec 2027 to Jun 2029		SOFR + 2.00%		54,456		375,000		41,325		—
CMBS/RMBS	Jun 2026 to Apr 2032	(e)	Aug 2026 to Oct 2032	(e)	(f)		1,242,305		938,854		737,170	(g)	700,307
Total Repurchase Agreements							14,466,108		17,244,695		10,060,253		8,890,092
Other Secured Financing:
Borrowing Base Facility	Oct 2027		Oct 2029		SOFR + 2.00%		237,542		1,250,000	(h)	4,000		2,000
Commercial Financing Facilities	Jan 2027 to Apr 2030		Jan 2027 to Feb 2035		Index + 1.98%		704,673		1,097,495	(i)	478,425		480,611
Infrastructure Financing Facilities	Jul 2028 to Oct 2028		Aug 2030 to Jul 2033		SOFR + 1.96%		618,434		1,175,000		497,016		515,004
Property Financing	May 2026 to Dec 2026		Jul 2026 to May 2029		SOFR + 2.29%		741,081		1,070,691		558,961	(j)	622,906
Term Loans and Revolver	Nov 2027 to Sep 2032		N/A		SOFR + 2.00%		N/A	(k)	2,464,480		2,264,481		2,270,180
Total Other Secured Financing							2,301,730		7,057,666		3,802,883		3,890,701
							$16,767,838		$24,302,361		13,863,136		12,780,793
Unamortized net discount											(17,507)		(19,084)
Unamortized deferred financing costs											(76,053)		(82,761)
											$13,769,576		$12,678,948
______________________________________________________________________________________________________________________
(a)Subject to certain conditions as defined in the respective facility agreement.
(b)For certain facilities, borrowings collateralized by loans existing at maturity may remain outstanding until such loan collateral matures, subject to certain specified conditions.
(c)Certain facilities with an outstanding balance of $2.8 billion as of March 31, 2026 are indexed to EURIBOR, BBSY, SARON, SONIA and STIBOR. The remainder are indexed to SOFR.
(d)Certain facilities with an aggregate initial maximum facility size of $11.9 billion may be increased to $12.3 billion, subject to certain conditions. The $12.3 billion amount includes such upsizes.
(e)Certain facilities with an outstanding balance of $286.0 million as of March 31, 2026 carry a rolling 6 or 12-month term which may reset monthly or quarterly with the lender’s consent. These facilities carry no maximum facility size.
(f)Certain facilities with an outstanding balance of $338.1 million as of March 31, 2026 have a weighted average fixed annual interest rate of 4.02%. All other facilities are variable rate with a weighted average rate of SOFR + 1.64%.
(g)Includes: (i) $317.0 million outstanding on a repurchase facility that is not subject to margin calls; and (ii) $25.2 million outstanding on one of our repurchase facilities that represents the 49% pro rata share owed by a non-controlling partner in a consolidated joint venture (see Note 15).
(h)The maximum facility size as of March 31, 2026 of $615.0 million may be increased to $1.3 billion, subject to certain conditions. The $1.3 billion amount includes such upsize.
(i)Certain facilities with an aggregate initial maximum facility size of $997.5 million may be increased to $1.1 billion, subject to certain conditions. The $1.1 billion amount includes such upsizes.
(j)Of the total balance, $90.8 million relates to Fundamental.
(k)These facilities are secured by the equity interests in certain of our subsidiaries which totaled $7.8 billion as of March 31, 2026.

In the normal course of business, the Company is in discussions with its lenders to extend, amend or replace any financing facilities which contain near term expirations.
During the three months ended March 31, 2026, we amended commercial credit facilities resulting in an aggregate upsize of $250.0 million and extended the weighted average maturity on amended facilities by 1.2 years to 1.9 years.

Our secured financing agreements contain certain financial tests and covenants. As of March 31, 2026, we were in compliance with all such covenants.

We seek to mitigate risks associated with our repurchase agreements by managing risk related to the credit quality of our assets, interest rates, liquidity, prepayment speeds and market value. The margin call provisions under the majority of our repurchase facilities, consisting of 68% of these agreements, do not permit valuation adjustments based on capital market events and are limited to collateral-specific credit marks generally determined on a commercially reasonable basis. To monitor credit risk associated with the performance and value of our loans and investments, our asset management team regularly reviews our investment portfolios and is in regular contact with our borrowers, monitoring performance of the collateral and enforcing our rights as necessary. For the 32% of repurchase agreements which do permit valuation adjustments based on capital market events, approximately 7% of these pertain to our loans held-for-sale, for which we manage credit risk through the purchase of credit index instruments. We further seek to manage risks associated with our repurchase agreements by matching the maturities and interest rate characteristics of our loans with the related repurchase agreement.
For the three months ended March 31, 2026 and 2025, approximately $9.2 million and $8.8 million, respectively, of amortization of deferred financing costs from secured financing agreements was included in interest expense on our condensed consolidated statements of operations.

As of March 31, 2026, Morgan Stanley Bank, N.A. held collateral sold under certain of our repurchase agreements with carrying values that exceeded the respective repurchase obligations by $0.9 billion. The weighted average extended maturity of those repurchase agreements is 4.1 years.

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
During the three months ended March 31, 2026, our CLO and SASB activity was as follows:
Infrastructure Lending Segment
In January 2026, we refinanced a pool of our infrastructure loans held-for-investment through a CLO, Starwood 2026-SIF7. On the closing date, the CLO issued $600.0 million of notes, of which $496.2 million of notes were purchased by third party investors and $103.8 million of subordinated notes were retained by us. The CLO contains a reinvestment feature that, subject to certain eligibility criteria, allows us to contribute new loans or participation interests in loans to the CLO for a period of three years. The CLO also contains a ramp-up feature. In connection therewith, we redeemed at par the third party financing for our STWD 2024-SIF3 issued in May 2024 for $330.0 million plus accrued interest, and contributed certain loans previously held in that CLO to Starwood 2026-SIF7.
Asset-backed Securitizations
Fundamental utilizes ABS financing in the form of net-lease mortgage notes issued under a master trust by wholly-owned consolidated special purpose vehicles (“SPVs”). Each ABS note series requires monthly principal and interest payments with a balloon payment due at maturity. In connection with the ABS notes, Fundamental is subject to various restrictive financial and nonfinancial covenants, which, among other things, require certain minimum debt service coverage ratios. Fundamental was in compliance with all such covenants as of March 31, 2026.

During the three months ended March 31, 2026, ABS activity was as follows:
Property Segment
In March 2026, we refinanced a pool of our Fundamental net lease properties through an ABS, FI Series 2026-1, with $466.4 million of third party financing at a weighted average fixed rate of 5.06% and weighted average maturity of 5.4 years. In connection therewith, we redeemed at par the third party financing for our ABS, FI Series 2023-1, which had a weighted average fixed rate of 6.65%, for $323.6 million plus accrued interest. This reduced the cost of funds on the aggregate ABS financing on the master trust from 5.73% to 5.29%.
The CLOs, SASB and ABS SPVs are considered VIEs, for which we are deemed the primary beneficiary and therefore consolidate. Refer to Note 15 for further discussion.
The following table is a summary of our securitized financing as of March 31, 2026 and December 31, 2025 (amounts in thousands):

March 31, 2026	Count	Face Amount	Carrying Value	Weighted Average Rate		Maturity
STWD 2025-FL4
Collateral assets	21	$1,080,750	$1,108,428	SOFR + 3.05%	(a)	August 2029	(b)
Financing	1	968,628	961,584	SOFR + 1.85%	(c)	December 2042	(d)
STWD 2022-FL3
Collateral assets	19	534,270	545,840	SOFR + 2.95%	(a)	June 2027	(b)
Financing	1	384,105	384,105	SOFR + 1.97%	(c)	November 2038	(d)
STWD 2021-HTS
Collateral assets	1	85,390	85,801	SOFR + 3.97%	(a)	April 2026	(b)
Financing	1	65,481	65,481	SOFR + 3.90%	(c)	April 2034	(d)
STWD 2021-FL2
Collateral assets	14	635,113	685,340	SOFR + 3.30%	(a)	April 2027	(b)
Financing	1	463,432	463,432	SOFR + 1.98%	(c)	April 2038	(d)
Starwood 2026-SIF7
Collateral assets	33	575,753	607,056	SOFR + 3.59%	(a)	June 2031	(b)
Financing	1	496,200	492,965	SOFR + 1.91%	(c)	January 2038	(d)
Starwood 2025-SIF6
Collateral assets	31	483,938	516,803	SOFR + 3.71%	(a)	July 2031	(b)
Financing	1	413,500	410,990	SOFR + 1.91%	(c)	October 2037	(d)
Starwood 2025-SIF5
Collateral assets	30	472,035	509,127	SOFR + 3.55%	(a)	April 2031	(b)
Financing	1	413,500	411,156	SOFR + 1.94%	(c)	April 2037	(d)
Starwood 2024-SIF4
Collateral assets	29	561,182	610,360	SOFR + 3.48%	(a)	May 2031	(b)
Financing	1	496,200	494,015	SOFR + 2.10%	(c)	October 2036	(d)
Subtotal - CLOs and SASB
Collateral assets		4,428,431	4,668,755
Financing		3,701,046	3,683,728

ABS Financing
Collateral assets	437	N/A	2,028,250	N/A		N/A
ABS Master Series	4	1,410,237	1,398,169	5.29%	(e)	Oct 2028 to Mar 2033

Total Securitized Financing
Collateral assets		$4,428,431	$6,697,005
Financing		$5,111,283	$5,081,897

December 31, 2025	Count	Face Amount	Carrying Value	Weighted Average Rate		Maturity
STWD 2025-FL4
Collateral assets	21	$1,049,200	$1,108,352	SOFR + 3.19%	(a)	July 2029	(b)
Financing	1	968,628	961,078	SOFR + 1.85%	(c)	December 2042	(d)
STWD 2022-FL3
Collateral assets	23	662,525	668,530	SOFR + 2.99%	(a)	April 2027	(b)
Financing	1	505,973	505,973	SOFR + 1.82%	(c)	November 2038	(d)
STWD 2021-HTS
Collateral assets	1	102,602	103,101	SOFR + 3.97%	(a)	April 2026	(b)
Financing	1	82,693	82,693	SOFR + 3.80%	(c)	April 2034	(d)
STWD 2021-FL2
Collateral assets	18	886,773	896,979	SOFR + 3.22%	(a)	December 2026	(b)
Financing	1	674,494	674,494	SOFR + 1.77%	(c)	April 2038	(d)
Starwood 2025-SIF6
Collateral assets	27	487,404	503,199	SOFR + 3.75%	(a)	July 2031	(b)
Financing	1	413,500	410,792	SOFR + 1.91%	(c)	October 2037	(d)
Starwood 2025-SIF5
Collateral assets	29	444,427	510,441	SOFR + 3.64%	(a)	February 2031	(b)
Financing	1	413,500	410,945	SOFR + 1.94%	(c)	April 2037	(d)
Starwood 2024-SIF4
Collateral assets	27	551,333	612,505	SOFR + 3.69%	(a)	March 2031	(b)
Financing	1	496,200	493,800	SOFR + 2.10%	(c)	October 2036	(d)
STWD 2024-SIF3
Collateral assets	27	354,210	408,594	SOFR + 3.78%	(a)	November 2030	(b)
Financing	1	330,000	330,000	SOFR + 2.41%	(c)	April 2036	(d)
Subtotal - CLOs and SASB
Collateral assets		4,538,474	4,811,701
Financing		3,884,988	3,869,775

ABS Financing
Collateral assets	433	N/A	1,927,934	N/A		N/A
ABS Master Series	4	1,268,328	1,261,678	5.73%	(f)	Mar 2028 to Oct 2032

Total Securitized Financing
Collateral assets		$4,538,474	$6,739,635
Financing		$5,153,316	$5,131,453
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
(e)Includes as of March 31, 2026: (i) $466.4 million outstanding under ABS Series 2026-1 with a weighted average fixed rate of 5.06%; (ii) $390.7 million outstanding under ABS Series 2025-1 with a weighted average fixed rate of 5.25%; (iii) $240.1 million outstanding under ABS Series 2024-1 with a weighted average fixed rate of 5.03% and (iv) $313.0 million outstanding under ABS Series 2023-2 with a weighted average fixed rate of 5.89%.
(f)Includes as of December 31, 2025: (i) $390.9 million outstanding under ABS Series 2025-1 with a weighted average fixed rate of 5.26%; (ii) $240.3 million outstanding under ABS Series 2024-1 with a weighted average fixed rate of 5.03%; (iii) $313.2 million outstanding under ABS Series 2023-2 with a weighted average fixed rate of 5.89% and (iv) $323.9 million outstanding under ABS Series 2023-1 with a weighted average fixed rate of 6.65%.
We incurred issuance costs in connection with our securitized financing, which is amortized on an effective yield basis over the estimated life of the debt. For the three months ended March 31, 2026 and 2025, approximately $1.7 million and $1.2 million, respectively, of amortization of deferred financing costs was included in interest expense on our condensed consolidated statements of operations. As of March 31, 2026 and December 31, 2025, our unamortized issuance costs were $29.1 million and $21.6 million, respectively.

Maturities
Our credit facilities generally require principal to be paid down prior to the facilities’ respective maturities if and when we receive principal payments on, or sell, the investment collateral that we have pledged. The following table sets forth our principal repayments schedule for secured financings based on the earlier of (i) the fully extended contractual maturity of each credit facility or (ii) the contractual maturity, on a fully extended basis as applicable, of each of the investments that have been pledged as collateral under the respective credit facility (amounts in thousands):

	Repurchase Agreements	Other Secured Financing	Securitized Financing (a)	Total
2026 (remainder of)	$751,033	$134,026	$705,568	$1,590,627
2027	2,627,816	985,290	570,499	4,183,605
2028	1,845,646	189,185	224,756	2,259,587
2029	1,151,656	499,964	419,698	2,071,318
2030	3,462,876	1,193,052	1,153,757	5,809,685
Thereafter	221,226	801,366	2,037,005	3,059,597
Total	$10,060,253	$3,802,883	$5,111,283	$18,974,419
______________________________________________________________________________________________________________________
(a)For the CLOs, the above does not assume utilization of their reinvestment features. The SASB and ABS financings do not have reinvestment features.
11. Unsecured Senior Notes
The following table is a summary of our unsecured senior notes outstanding as of March 31, 2026 and December 31, 2025 (dollars in thousands):

	Coupon Rate	Swapped Rate (1)	Effective Rate (2)	Maturity Date	Remaining Period of Amortization	Carrying Value at
						March 31, 2026	December 31, 2025
2027 Convertible Notes	6.75%	N/A	7.38%	7/15/2027	1.3 years	380,750	380,750
2026 Senior Notes	3.63%	N/A	3.77%	7/15/2026	0.3 years	400,000	400,000
2027 Senior Notes	4.38%	SOFR + 2.95%	4.49%	1/15/2027	0.8 years	500,000	500,000
2028 Senior Notes	5.25%	SOFR + 1.88%	5.49%	10/15/2028	2.5 years	500,000	500,000
2029 Senior Notes	7.25%	SOFR + 3.25%	7.37%	4/1/2029	3.0 years	600,000	600,000
April 2030 Senior Notes	6.00%	SOFR + 2.70%	6.14%	4/15/2030	4.0 years	400,000	400,000
July 2030 Senior Notes	6.50%	SOFR + 2.55%	6.64%	7/1/2030	4.3 years	500,000	500,000
October 2030 Senior Notes	6.50%	SOFR + 2.61%	6.64%	10/15/2030	4.5 years	500,000	500,000
2031 Senior Notes	5.75%	SOFR + 2.24%	5.90%	1/15/2031	4.8 years	550,000	550,000
Total principal amount						4,330,750	4,330,750
Unamortized discount—Convertible Notes						(3,450)	(4,063)
Unamortized discount—Senior Notes						(16,020)	(17,206)
Unamortized deferred financing costs						(23,634)	(25,645)
Total carrying amount						$4,287,646	$4,283,836
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
Our unsecured senior notes contain certain financial tests and covenants. As of March 31, 2026, we were in compliance with all such covenants.
Convertible Notes
In July 2023, we issued $380.8 million of 6.75% Convertible Senior Notes due 2027 (the “2027 Convertible Notes”) for net proceeds of $371.2 million. The notes mature on July 15, 2027.

We recognized interest expense from our Convertible Notes of $7.1 million and $7.0 million, respectively, during the three months ended March 31, 2026 and 2025.
The following table details the conversion attributes of our Convertible Notes outstanding as of March 31, 2026 (amounts in thousands, except rates):

	March 31, 2026
	Conversion	Conversion
	Rate (1)	Price (2)
2027 Convertible Notes	48.1783	$20.76

(1)    The conversion rate represents the number of shares of common stock issuable per $1,000 principal amount of 2027
Convertible Notes converted, as adjusted in accordance with the indenture governing the 2027 Convertible Notes
(including the applicable supplemental indenture).

(2)    As of March 31, 2026, the market price of the Company’s common stock was $17.22.

The if-converted value of the 2027 Convertible Notes was less than their principal amount by $64.9 million at March 31, 2026 as the closing market price of the Company’s common stock of $17.22 was less than the implicit conversion price of $20.76 per share. The if-converted value of the principal amount of the 2027 Convertible Notes was $315.9 million as of March 31, 2026. As of March 31, 2026, the net carrying amount and fair value of the 2027 Convertible Notes was $377.0 million and $388.6 million, respectively.

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
In certain instances, we retain an interest in the CMBS or RMBS VIE and serve as special servicer or servicing administrator for the VIE. In these circumstances, we generally consolidate the VIE into which the loans were sold. The securitizations are subject to optional redemption after a certain period of time or when the pool balance falls below a specified threshold. There were no such redemptions during the three months ended March 31, 2026 and 2025.

The following summarizes the face amount and proceeds of commercial loans securitized for the three months ended March 31, 2026 and 2025 (amounts in thousands):

	Commercial Loans
	Face Amount	Proceeds
For the Three Months Ended March 31,
2026	$141,658	$147,110
2025	268,016	278,731
There were no residential loans securitized during the three months ended March 31, 2026 and 2025.
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

During the three months ended March 31, 2026 and 2025, there were no sales of commercial or residential loans within the Commercial and Residential Lending Segment.

Investing and Servicing Loan Sales

During the three months ended March 31, 2026, the Investing and Servicing Segment sold loans outside of securitizations with a face amount of $34.4 million for proceeds of $35.0 million. During the three months ended March 31, 2025, the Investing and Servicing Segment sold loans outside of securitization with a face amount of $18.0 million for proceeds of $18.6 million. The sale of these loans does not result in a discrete gain or loss since they are carried under the fair value option.
Infrastructure Loan Sales
During the three months ended March 31, 2026 and 2025, there were no sales of loans by the Infrastructure Lending Segment.
13. Derivatives and Hedging Activity
Risk Management Objective of Using Derivatives
We are exposed to certain risks arising from both our business operations and economic conditions. Refer to Note 14 to the consolidated financial statements included in our Form 10-K for further discussion of our risk management objectives and policies.
Designated Hedges
The Company does not generally elect to apply the hedge accounting designation to its hedging instruments. As of March 31, 2026 and December 31, 2025, the Company did not have any designated hedges.
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
•Interest rate contracts which hedge a portion of our exposure to changes in interest rates; and

•Credit instruments which hedge a portion of our exposure to the credit risk of our commercial loans held-for-sale.
The following table summarizes our non-designated derivatives as of March 31, 2026 (notional amounts in thousands):

Type of Derivative	Number of Contracts	Aggregate Notional Amount	Notional Currency	Maturity
Fx contracts – Buy Euros (“EUR”)	11	68,640	EUR	April 2026 - September 2027
Fx contracts – Buy Pounds Sterling (“GBP”)	5	3,922	GBP	April 2026 - September 2027
Fx contracts – Buy Australian dollar (“AUD”)	7	407,563	AUD	April 2026 - October 2029
Fx contracts – Sell EUR	151	496,588	EUR	April 2026 - December 2030
Fx contracts – Sell GBP	234	437,146	GBP	April 2026 - November 2029
Fx contracts – Sell AUD	75	1,111,559	AUD	April 2026 - October 2029
Fx contracts – Sell Swiss Franc (“CHF”)	5	11,443	CHF	May 2026 - May 2027
Fx contracts – Sell Swedish Kronas (“SEK”)	35	364,058	SEK	May 2026 - February 2029
Interest rate swaps – Paying fixed rates	24	1,580,284	USD	July 2026 - December 2033
Interest rate swaps – Receiving fixed rates	8	3,313,380	USD	January 2027 - January 2031
Interest rate futures	8	128,000	USD	May 2026
Interest rate caps	3	509,000	USD	May 2026 - June 2030
Credit instruments	2	90,000	USD	July 2030 - December 2030
Total	568

The above table excludes certain interest rate derivatives which serve as an economic hedge related to our residential loan portfolio. In 2024, we entered into a series of derivative transactions related to this loan portfolio in an effort to extend hedge duration. The current high interest rate environment has caused these loans to experience lower prepayment speeds than was originally anticipated at the time of their origination. In order to minimize volatility in future earnings and cash flows while minimizing the current cash outflow, we: (i) entered into a series of reverse swap trades to offset approximately 100% of the dollar duration of our existing interest rate swaps through the end of 2024 and approximately 80% between 2025 through their termination in the second quarter of 2027; and (ii) entered into a forward starting swap from June 2027 for four years which pays fixed and receives floating in order to replace the swaps reversed. Given the volume of these hedges and their sequential nature, the notional value of these new swaps is not representative of the notional value of our portfolio, and they were thus excluded from the table above. The notional value of the swaps described in (i) above that were effective and included as of March 31, 2026 totaled $1.6 billion. The notional value of the swaps described in (i) above that were not yet effective and not included as of March 31, 2026 totaled $3.2 billion. Because the reverse swaps and the forward starting swap are not specifically designated to assets or liabilities, changes in their respective fair values are recorded currently in earnings. The above table also excludes $3.1 billion notional amount of certain other interest rate swaps we entered into prior to March 31, 2026, but that were not yet effective.

The table below presents the fair value of our derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025 (amounts in thousands):

	Fair Value of Derivatives in an Asset Position (1) as of		Fair Value of Derivatives in a Liability Position (2) as of
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Foreign exchange contracts	$23,454	$26,770	$63,970	$72,351
Interest rate contracts	8,176	18,657	14,211	10,060
Credit instruments	621	386	1,249	1,572
Total derivatives	$32,251	$45,813	$79,430	$83,983
___________________________________________________
(1)Classified as derivative assets in our condensed consolidated balance sheets.
(2)Classified as derivative liabilities in our condensed consolidated balance sheets.

The table below presents the effect of our derivative financial instruments on the condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025 (amounts in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income for the Three Months Ended March 31,
		2026	2025
Foreign exchange contracts	Loss on derivative financial instruments, net	$6,819	$(32,300)
Interest rate contracts	Loss on derivative financial instruments, net	(9,626)	(7,286)
Credit instruments	Loss on derivative financial instruments, net	344	(103)
		$(2,463)	$(39,689)
14. Offsetting Assets and Liabilities
The following tables present the potential effects of netting arrangements on our financial position for financial assets and liabilities within the scope of ASC 210-20, Balance Sheet—Offsetting, which for us are derivative assets and liabilities as well as repurchase agreement liabilities (amounts in thousands):

		(ii) Gross Amounts Offset in the Statement of Financial Position	(iii) = (i) - (ii) Net Amounts Presented in the Statement of Financial Position	(iv) Gross Amounts Not Offset in the Statement of Financial Position
	(i) Gross Amounts Recognized			Financial Instruments	Cash Collateral Received / Pledged	(v) = (iii) - (iv) Net Amount
As of March 31, 2026
Derivative assets	$32,251	$—	$32,251	$26,539	$—	$5,712
Derivative liabilities	$79,430	$—	$79,430	$26,539	$52,891	$—
Repurchase agreements	10,060,253	—	10,060,253	10,060,253	—	—
	$10,139,683	$—	$10,139,683	$10,086,792	$52,891	$—
As of December 31, 2025
Derivative assets	$45,813	$—	$45,813	$33,709	$—	$12,104
Derivative liabilities	$83,983	$—	$83,983	$33,709	$50,274	$—
Repurchase agreements	8,890,092	—	8,890,092	8,890,092	—	—
	$8,974,075	$—	$8,974,075	$8,923,801	$50,274	$—
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
The following table details the assets and liabilities of our consolidated securitized financing VIEs as of March 31, 2026 and December 31, 2025 (amounts in thousands):

	March 31, 2026	December 31, 2025
Assets:
Cash and cash equivalents	$145,818	$251,137
Restricted cash	377	—
Loans held-for-investment	4,426,562	4,536,127
Investment securities	2,000	—
Properties, net	1,658,673	1,570,531
Intangible assets, net	324,666	333,263
Accrued interest receivable	15,421	14,178
Other assets	123,488	34,399
Total Assets	$6,697,005	$6,739,635
Liabilities
Accounts payable, accrued expenses and other liabilities	$86,440	$79,854
Securitized financing, net	5,081,897	5,131,453
Total Liabilities	$5,168,337	$5,211,307
Assets held by the securitized financing VIEs are restricted and can be used only to settle obligations of those VIEs, including the subordinate interests owned by us. The liabilities of those VIEs are non-recourse to us and can only be satisfied from the assets of the VIEs.
We also hold controlling interests in other non-securitization entities that are considered VIEs. The Woodstar Fund, Woodstar Feeder Fund, L.P. and one of the Woodstar Fund’s indirect investees, SPT Dolphin Intermediate LLC (“SPT Dolphin”), the entity which holds the Woodstar II Portfolio, are each VIEs because the third party interest holders do not carry kick-out rights or substantive participating rights. We were deemed to be the primary beneficiary of those VIEs because we possess both the power to direct the activities of the VIEs that most significantly impact their economic performance and a significant economic interest in each entity. The Woodstar Fund had total assets of $1.7 billion, including its indirect investment in SPT Dolphin, and no significant liabilities as of March 31, 2026. As of March 31, 2026, Woodstar Feeder Fund, L.P. and its consolidated subsidiary which is also considered a VIE, Woodstar Feeder REIT, LLC, had a $0.5 billion investment in the Woodstar Fund, had insignificant liabilities and had temporary equity of $0.4 billion consisting of the contingently redeemable non-controlling interests of the third party investors (see Note 17).
We also hold a 51% controlling interest in a joint venture (the “CMBS JV”) within our Investing and Servicing Segment, which is considered a VIE because the third party interest holder does not carry kick-out rights or substantive participating rights. We are deemed the primary beneficiary of the CMBS JV. This VIE had total assets of $215.6 million and liabilities of $52.2 million as of March 31, 2026. Refer to Note 17 for further discussion.
In addition to the above non-securitization entities, we have smaller VIEs with total assets of $79.8 million and insignificant liabilities as of March 31, 2026.
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
As noted above, we are not obligated to provide, nor have we provided, any financial support for any of our securitization VIEs, whether or not we are deemed to be the primary beneficiary. As such, the risk associated with our involvement in these VIEs is limited to the carrying value of our investment in the entity. As of March 31, 2026, our maximum risk of loss related to securitization VIEs in which we were not the primary beneficiary was $38.8 million on a fair value basis.
As of March 31, 2026, the securitization VIEs which we do not consolidate had debt obligations to beneficial interest holders with unpaid principal balances, excluding the notional value of interest-only securities, of $4.9 billion. The corresponding assets are comprised primarily of commercial mortgage loans with unpaid principal balances corresponding to the amounts of the outstanding debt obligations.
We also hold passive non-controlling interests in certain unconsolidated entities that are considered VIEs. We are not the primary beneficiaries of these VIEs as we do not possess the power to direct the activities of the VIEs that most significantly impact their economic performance and therefore report our interests, which totaled $6.3 million as of March 31, 2026, within investments in unconsolidated entities on our condensed consolidated balance sheet. Our maximum risk of loss is limited to our carrying value of the investments.
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
Base Management Fee. For the three months ended March 31, 2026 and 2025, approximately $25.1 million and $23.4 million, respectively, was incurred for base management fees. As of March 31, 2026 and December 31, 2025, there were $25.1 million and $25.3 million, respectively, of unpaid base management fees included in related-party payable in our condensed consolidated balance sheets.
Incentive Fee. For the three months ended March 31, 2026 and 2025 approximately $5.6 million and $10.1 million, respectively, was incurred for incentive fees. As of March 31, 2026 and December 31, 2025, there were $5.6 million and $3.5 million, respectively, of unpaid incentive fees included in related-party payable in our condensed consolidated balance sheets.
Expense Reimbursement. For the three months ended March 31, 2026 and 2025, approximately $1.7 million and $1.2 million, respectively, was incurred for executive compensation and other reimbursable expenses and recognized within general and administrative expenses in our condensed consolidated statements of operations. As of March 31, 2026 and December 31, 2025, there were $3.0 million and $2.8 million, respectively, of unpaid reimbursable executive compensation and other expenses included in related-party payable in our condensed consolidated balance sheets.
Equity Awards. In certain instances, we issue RSAs to certain employees of affiliates of our Manager who perform services for us. These RSAs generally vest over a three-year period. During the three months ended March 31, 2026 and 2025, we granted 185,420 and 416,780 RSAs, respectively, at grant date fair values of $3.3 million and $8.4 million, respectively. Expenses related to the vesting of awards to employees of affiliates of our Manager were $2.2 million and $2.4 million during the three months ended March 31, 2026 and 2025, respectively, and are reflected in general and administrative expenses in our condensed consolidated statements of operations. Compensation expense related to the ESPP (refer to Note 17) for employees of affiliates of our Manager was not material during the three months ended March 31, 2026 and 2025, and is reflected in general and administrative expenses in our condensed consolidated statements of operations.

Manager Equity Plan
In April 2022, the Company’s shareholders approved the Starwood Property Trust, Inc. 2022 Manager Equity Plan (the “2022 Manager Equity Plan”) which replaced the Starwood Property Trust, Inc. 2017 Manager Equity Plan. In March 2026, we granted 670,000 RSUs to our Manager under the 2022 Manager Equity Plan. In March 2025, we granted 1,350,000 RSUs to our Manager under the 2022 Manager Equity Plan. In March 2024, we granted 1,300,000 RSUs to our Manager under the 2022 Manager Equity Plan. In November 2022, we granted 1,500,000 RSUs to our Manager under the 2022 Manager Equity Plan. In connection with these grants and prior similar grants, we recognized share-based compensation expense of $5.4 million and $7.1 million within management fees in our condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025, respectively. Refer to Note 17 for further discussion.
Investments in Loans and Securities
The following nine related-party loan transactions were each approved by our board of directors, with those affiliated with the respective transaction recusing themselves.
In March 2026, we originated a $150.0 million first priority infrastructure term loan, which has a five-year term and initially bears interest at SOFR plus 3.50%. The loan is secured by a domestic natural gas power plant. An affiliate of our Manager holds passive minority interests in both Lotus Infrastructure Partners (“Lotus”), the sponsor of the loan, and the general partners of the Lotus funds that own the borrower.

In March 2026, we and Starwood European Real Estate Debt Finance II LP (“SEREDF II”), an affiliate of ours and advised by affiliates of Starwood Capital Group, completed a rebalancing of respective interests in a $969.2 million first mortgage loan collateralized by a diversified portfolio of logistics assets located across the United Kingdom and Europe. The loan consists of three cross-collateralized facilities. The rebalancing transaction was undertaken at par to restore the parties’ original percentage interests in each facility. It involved our acquisition from SEREDF II of a $3.5 million additional interest in one of the facilities in exchange for the sale to SEREDF II of an equal combined interest in the other two facilities. Our total commitment to the loan remains unchanged at approximately $347.3 million.

An affiliate of our Manager owns a technology park in Herndon, Virginia, on which it is constructing four data center facilities which are 100% pre-leased to an investment grade tenant. This affiliate also owns an adjacent parcel on which it is constructing a data center facility in Ashburn, Virginia. We have co-originated loans, as a minority lender, on three of these facilities as noted below. Because of the affiliated interest, we lack certain consent rights under the respective co-lender agreements.

•In March 2026, we co-originated 24.5% of a $653.0 million first mortgage loan. Of our $160.0 million share of the total loan commitment, $30.1 million has been funded and is outstanding as of March 31, 2026. The loan has an initial term of four-years with two one-year extension options (subject to certain conditions) and initially bears interest at SOFR plus 2.70%. This pricing was negotiated in a competitive bid process with a third party who is retaining a 51% interest in the loan, with a related party holding the remaining 24.5% interest in the loan.
•In June 2025, we co-originated 49% of a $587.1 million first mortgage loan. Of our $287.7 million share of the total loan commitment, $66.4 million has been funded and is outstanding as of March 31, 2026. The loan has an initial term of four-years with two one-year extension options (subject to certain conditions) and initially bears interest at SOFR plus 3.00%. This pricing was negotiated in a competitive bid process with a third party who is retaining the remaining 51% interest in the loan.
•In May 2025, we co-originated one-third of a $638.5 million first mortgage loan. Of our $212.8 million share of the total loan commitment, $156.9 million has been funded and is outstanding as of March 31, 2026. The loan has a five-year term and initially bears interest at SOFR (floor of 2.00%) plus 2.50%. This pricing was negotiated in a competitive bid process with other third parties who are retaining the remaining two-thirds interest in the loan. An affiliate of our Manager is general partner of, and holds a 92.5% limited partnership interest in, the borrower.

In January 2025, we co-originated 49% of a $388.4 million first mortgage loan for the construction of a luxury 81 unit condominium project in Miami Beach, Florida. Of our $190.3 million share of the total loan commitment, $82.6 million has been funded and is outstanding as of March 31, 2026. The loan has an initial term of four years with a one-year extension option (subject to certain conditions) and bears interest at SOFR (floor of 3.00%) plus 4.25%. This pricing was negotiated in a competitive bid process with a third party who is retaining the remaining 51% interest in the loan. An affiliate of our Manager is general partner of, and holds a 90% limited partnership interest in, the borrower. Because of the affiliated interest, we lack certain consent rights under the co-lender agreement.

In December 2024, we modified a loan that was originated in March 2022 for the development and recapitalization of a portfolio of luxury rental cabins, where our CEO and another non-independent member of our board of directors own minority equity interests in the borrower. In connection with a new $25.0 million investment in the borrower by a major hotel brand, we granted: (i) a 24-month term extension with a one-year extension option subject to certain conditions and with an extension fee due at maturity, (ii) a 2.25% reduction in the interest rate to SOFR + 4.25%, and (iii) deferral of half of the remaining interest payments until maturity in December 2026, with such deferral compounding interest. Previous modifications to the loan were as follows: (i) in July 2023, we agreed to a 10-month 300 bps partial interest payment deferral, which in January 2024 was extended to December 2024; and (ii) in June 2024, we deferred all remaining interest payments due under the loan and formally extended its initial maturity until December 2024. In connection with these modifications, we retained all previous exit and extension fees, which are due at the amended maturity date. The loan had an original commitment of $200.0 million, of which $147.5 million was outstanding as of March 31, 2026.
In December 2024, we sold participating interests in four commercial loans to a private investment fund for which an affiliate of our Manager is the general partner. The participating interests were sold at par for $40.1 million, along with $15.9 million of future funding commitments. Under a separate arrangement, we are entitled to receive all fees and carried interest distributions with respect to these loan participations from the general partner. During both the three months ended March 31, 2026 and 2025, we received fees of $0.1 million from the general manager under this arrangement.
In connection with the May 2024 refinancing of our Medical Office Portfolio, we obtained $450.5 million of securitization debt (“MED 2024-MOB”) and a $39.5 million mezzanine loan (the “Mezz Loan”). The Mezz Loan and the $23.0 million horizontal risk retention certificates of MED 2024-MOB (“HRR”) were funded by affiliates of investment funds which are managed by the real estate investment firm for which one of our independent directors is co-founder and co-chief executive officer. One of such affiliates also serves as controlling class representative of MED 2024-MOB. Both the Mezz Loan and the HRR bear interest at SOFR + 5.50% and have an initial term of two years, followed by three successive one-year extension options. The final structure and cost of debt for this refinancing was selected after a competitive marketing process led by a third party broker. In February 2026, we prepaid the entirety of the $39.5 million Mezz Loan at par plus accrued interest. In connection therewith, we recognized a $0.3 million loss on extinguishment of debt within our condensed consolidated statement of operations for the three months ended March 31, 2026.
In July 2024, we purchased all the controlling class certificates in the newly-formed Freddie Mac multifamily mortgage trust, FREMF 2024-KF163 (the “Trust”), for their aggregate principal amount of $77.1 million. The certificates have a pass-through interest rate of one-month SOFR + 6.00% and an expected final distribution date in May 2034. As of March 31, 2026, the Trust holds 23 SOFR based floating rate multifamily mortgage loans with a total principal balance of approximately $949.0 million, of which affiliates of our Manager are borrowers under 11 of those loans totaling approximately $495.0 million. As directing certificate holder, we are considered the primary beneficiary of, and therefore consolidate the Trust as a securitization VIE. However, while we are able to appoint and remove the special servicer of the unaffiliated loans in the VIE, we cannot name ourselves or an affiliate as special servicer, and we cannot remove or direct the third party special servicer with respect to the affiliate loans.
In December 2012, we acquired 9,140,000 ordinary shares in SEREF, a debt fund that is externally managed by an affiliate of our Manager and is listed on the London Stock Exchange, for approximately $14.7 million, which equated to approximately 4% ownership of SEREF. As of December 31, 2025, we held 536,129 shares of SEREF that had not yet been redeemed. During the three months ended March 31, 2026, this entity entered liquidation and was delisted from the London Stock Exchange. The remaining 536,129 shares were redeemed by SEREF for proceeds of $0.6 million, reducing our basis to zero. Refer to Note 5 for additional details.
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

During the three months ended March 31, 2026 and 2025, we made payments to the landlord under the terms of the lease of $1.7 million and $1.6 million, respectively, for rent, parking and our pro rata share of building operating expenses. Inclusive of straight-line rent, we recognized $1.8 million of expenses with respect to this lease within general and administrative expenses in our condensed consolidated statements of operations for both the three months ended March 31, 2026 and 2025.
Other Related-Party Arrangements
In August 2025, we entered into a shared services agreement with Starwood Capital Group Management, L.L.C. (“SCG Management”), that governs the reimbursement arrangements for SCG Management and its affiliates when our employees or contractors provide services to those entities. The agreement is effective as of January 2, 2024. The reimbursement parameters were informed by a transfer pricing study conducted by a third party. Amounts previously billed to SCG Management have been adjusted in accordance with the terms of this agreement as of the August 2025 execution date. For the three months ended March 31, 2026 and 2025, $0.8 million and $0.9 million, respectively, was billed in accordance with the agreement. As of March 31, 2026 and December 31, 2025, $1.7 million and $1.8 million, respectively, was reflected as a receivable within other assets in our condensed consolidated balance sheet for such reimbursements.

In March 2025, an affiliate of our Manager acquired Worldwide Mission Critical (“Worldwide”), an entity which provides asset management services for loans secured by data center projects, including construction loans. Prior to Worldwide’s acquisition by our Manager, we entered into a $0.3 million contract with Worldwide to provide services on a $550.0 million construction loan that was originated by us in 2025. During both the three months ended March 31, 2026 and 2025, we incurred less than $0.1 million of costs related to this contract.

Essex Title, LLC (“Essex”), which is majority-owned by Starwood Capital Group as a limited partner, acts as an agent for one or more underwriters in issuing title policies and/or providing support services related to investments by the Company, its affiliates and other third parties. Essex earns fees, which would have otherwise been paid to third parties, by providing title agency services and facilitating the placement of title insurance with underwriters. During the three months ended March 31, 2026, we paid less than $0.1 million of fees relating to such services provided by Essex. There were no such fees paid for these services during the three months ended March 31, 2025.

Highmark Residential (“Highmark”), an affiliate of our Manager, provides property management services for properties within our Woodstar I and Woodstar II Portfolios. Fees paid to Highmark are calculated as a percentage of gross receipts and are at market terms. During the three months ended March 31, 2026 and 2025, property management fees to Highmark of $1.8 million and $1.7 million, respectively, were recognized within our Woodstar Portfolios.

Refer to Note 17 to the consolidated financial statements included in our Form 10-K for further discussion of related-party agreements.
17. Stockholders’ Equity and Non-Controlling Interests
Dividends Declared

During the three months ended March 31, 2026, our board of directors (the “Board”) declared the following dividends:

Declaration Date	Record Date	Payment Date	Amount	Frequency
3/13/26	3/31/26	4/15/26	$0.48	Quarterly

Share Repurchase Program

In February 2026, our board of directors authorized the repurchase of up to $400.0 million of our outstanding common shares and Convertible Notes over a period of one year. Purchases made pursuant to the program will be made either in the open market or in privately negotiated transactions from time to time as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases are discretionary and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. In March 2026, we repurchased 1,126,543 shares of common stock for $19.9 million and no Convertible Notes under the repurchase program. As of March 31, 2026, we had $380.1 million of remaining capacity to repurchase common stock and/or Convertible Notes under the repurchase program.

ATM Agreement
In May 2025, we entered into a Starwood Property Trust, Inc. Common Stock Sales Agreement (the “ATM Agreement”) with a syndicate of financial institutions to sell shares of the Company’s common stock of up to $500.0 million from time to time, through an “at the market” equity offering program. Sales of shares under the ATM Agreement are made by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale or at negotiated prices. The ATM Agreement replaces a similar agreement previously entered into in May 2022 with a syndicate of financial institutions. There were no shares issued under the current or previous ATM Agreement during the three months ended March 31, 2026 and 2025.
Dividend Reinvestment and Direct Stock Purchase Plan
During the three months ended March 31, 2026 and 2025, shares issued under the Starwood Property Trust, Inc. Dividend Reinvestment and Direct Stock Purchase Plan (the “DRIP Plan”) were not material.
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
During the three months ended March 31, 2026 and 2025, 84,381 and 64,938 shares, respectively, of common stock were purchased by participants at weighted average discounted purchase prices of $14.94 and 16.94 per share, respectively. During the three months ended March 31, 2026 and 2025, the Company recognized $0.3 million and $0.2 million, respectively, of compensation expense related to its ESPP based on the estimated fair value of the discounted purchase options granted to the participants as of the beginning of the quarterly offering periods determined using the Black-Scholes option pricing model.
As of March 31, 2026, there were 1.5 million shares of common stock available for future issuance through the ESPP.

Equity Incentive Plans
In April 2022, the Company’s shareholders approved the 2022 Manager Equity Plan and the Starwood Property Trust, Inc. 2022 Equity Plan (the “2022 Equity Plan”), which allow for the issuance of up to 18,700,000 stock options, stock appreciation rights, RSAs, RSUs or other equity-based awards or any combination thereof to the Manager, directors, employees, consultants or any other party providing services to the Company. The 2022 Manager Equity Plan succeeds and replaces the 2017 Manager Equity Plan and the 2022 Equity Plan succeeds and replaces the Starwood Property Trust, Inc. 2017 Equity Plan.
The table below summarizes our share awards granted or vested under the 2022 Manager Equity Plan during the three months ended March 31, 2026 and 2025 (dollar amounts in thousands):

Grant Date	Type	Amount Granted	Grant Date Fair Value	Vesting Period
March 2026	RSU	670,000	$11,953	3 years
March 2025	RSU	1,350,000	$27,081	3 years
March 2024	RSU	1,300,000	$26,104	3 years
November 2022	RSU	1,500,000	$31,605	3 years

Schedule of Non-Vested Shares and Share Equivalents

	2022 Equity Plan	2022 Manager Equity Plan	Total	Weighted Average Grant Date Fair Value (per share)
Balance as of January 1, 2026	4,165,781	1,333,336	5,499,117	$20.04
Granted	836,028	670,000	1,506,028	17.94
Vested	(810,370)	(276,666)	(1,087,036)	19.69
Forfeited	(15,208)	—	(15,208)	20.32
Balance as of March 31, 2026	4,176,231	1,726,670	5,902,901	19.57
As of March 31, 2026, there were 8.2 million shares of common stock available for future grants under the 2022 Manager Equity Plan and the 2022 Equity Plan.
Non-Controlling Interests in Consolidated Subsidiaries
As discussed in Note 2, on November 5, 2021 we sold a 20.6% non-controlling interest in the Woodstar Fund to third party investors for net cash proceeds of $214.2 million. Under the Woodstar Fund operating agreement, such interests are contingently redeemable by us, at the option of the interest holder, for cash at liquidation fair value if any assets remain upon termination of the Woodstar Fund. The Woodstar Fund operating agreement specifies an eight-year term with two one-year extension options, the first at our option and the second subject to consent of an advisory committee representing the non-controlling interest holders. Accordingly, these contingently redeemable non-controlling interests have been classified as “Temporary Equity” in our condensed consolidated balance sheets and represent the fair value of the Woodstar Fund’s net assets allocable to those interests. During the three months ended March 31, 2026 and 2025, net income attributable to these non-controlling interests was $2.2 million and $0.4 million, respectively.
In connection with our Woodstar II Portfolio acquisitions, we issued 10.2 million Class A Units in our subsidiary, SPT Dolphin, and rights to receive an additional 1.9 million Class A Units if certain contingent events occur. As of March 31, 2026, all of the 1.9 million contingent Class A Units were issued. The Class A Units are redeemable for consideration equal to the current share price of the Company’s common stock on a one-for-one basis, with the consideration paid in either cash or the Company’s common stock, at the determination of the Company. There were 9.6 million Class A Units outstanding as of March 31, 2026. The outstanding Class A Units are reflected as non-controlling interests in consolidated subsidiaries on our condensed consolidated balance sheets, the balance of which was $205.7 million as of both March 31, 2026 and December 31, 2025, respectively.
To the extent SPT Dolphin has sufficient cash available, the Class A Units earn a preferred return indexed to the dividend rate of the Company’s common stock. Any distributions made pursuant to this waterfall are recognized within net income attributable to non-controlling interests in our condensed consolidated statements of operations. During the three months ended March 31, 2026 and 2025, we recognized net income attributable to non-controlling interests of $4.6 million and $4.7 million, respectively, associated with these Class A Units.
As discussed in Note 15, we hold a 51% controlling interest in the CMBS JV within our Investing and Servicing Segment. Because the CMBS JV is deemed a VIE for which we are the primary beneficiary, the 49% interest of our joint venture partner is reflected as a non-controlling interest in consolidated subsidiaries on our condensed consolidated balance sheets, and any net income attributable to this 49% joint venture interest is reflected within net income attributable to non-controlling interests in our condensed consolidated statements of operations. The non-controlling interests in the CMBS JV were $87.7 million and $89.3 million as of March 31, 2026 and December 31, 2025, respectively. During the three months ended March 31, 2026 and 2025, net loss attributable to these non-controlling interests was $0.6 million and $0.7 million, respectively.

18. Earnings per Share
The following table provides a reconciliation of net income and the number of shares of common stock used in the computation of basic EPS and diluted EPS (amounts in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2026	2025
Basic Earnings
Income attributable to STWD common stockholders	$51,878	$112,255
Less: Income attributable to participating shares not already deducted as non-controlling interests	(2,574)	(2,265)
Basic earnings	$49,304	$109,990

Diluted Earnings
Income attributable to STWD common stockholders	$51,878	$112,255
Less: Income attributable to participating shares not already deducted as non-controlling interests	(2,574)	(2,265)
Diluted earnings	$49,304	$109,990

Number of Shares:
Basic — Average shares outstanding	366,460	335,059
Effect of dilutive securities — Contingently issuable shares	161	252
Effect of dilutive securities — Unvested non-participating shares	326	145
Diluted — Average shares outstanding	366,947	335,456

Earnings Per Share Attributable to STWD Common Stockholders:
Basic	$0.13	$0.33
Diluted	$0.13	$0.33
As of March 31, 2026 and 2025, participating shares of 15.0 million and 14.4 million, respectively, were excluded from the computation of diluted shares as their effect was already considered under the more dilutive two-class method used above. Such participating shares at March 31, 2026 and 2025 included 9.6 million and 9.7 million potential shares, respectively, of our common stock issuable upon redemption of the Class A Units in SPT Dolphin, as discussed in Note 17. Our Convertible Notes were not dilutive for the three months ended March 31, 2026 and 2025.

19. Accumulated Other Comprehensive Income
The changes in AOCI by component are as follows (amounts in thousands):

Cumulative Unrealized Gain (Loss) on Available-for- Sale Securities
Three Months Ended March 31, 2026
Balance at January 1, 2026	$11,560
OCI before reclassifications	(679)
Amounts reclassified from AOCI	—
Net period OCI	(679)
Balance at March 31, 2026	$10,881
Three Months Ended March 31, 2025
Balance at January 1, 2025	$13,594
OCI before reclassifications	(867)
Amounts reclassified from AOCI	—
Net period OCI	(867)
Balance at March 31, 2025	$12,727

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
Equity security
The equity security was publicly registered and traded in the U.S. and its market price was listed on the London Stock Exchange. The security was classified within Level I as of December 31, 2025.
Woodstar Fund Investments
The fair value of investments held by the Woodstar Fund is determined based on observable and unobservable market inputs. The initial fair value of the Woodstar Fund’s investments at its November 5, 2021 establishment date was determined by reference to the purchase price paid by third party investors, which was consistent with both a recent external appraisal as well as our extensive marketing efforts to sell interests in the Woodstar Fund, plus working capital. The fair value of the Woodstar Fund’s investments as of December 31, 2025 was determined by reference to an external appraisal as of that date.

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

Internal valuations at interim quarter ends, including March 31, 2026, are prepared by management. The valuation of properties is based on a direct income capitalization approach, whereby a direct capitalization market rate is applied to annualized in-place net operating income at the portfolio level. The direct capitalization rate is initially calibrated to the implied rate from the latest appraisal and adjusted for subsequent changes in current market capitalization rates for sales of comparable multifamily properties. The valuations of secured financing agreements, working capital and interest rate derivatives are consistent with the methodologies described in the paragraph above.

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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level II of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level III inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of March 31, 2026 and December 31, 2025, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level II of the fair value hierarchy.
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
Fair Value Disclosures
The following tables present our financial assets and liabilities carried at fair value on a recurring basis in the consolidated balance sheets by their level in the fair value hierarchy as of March 31, 2026 and December 31, 2025 (amounts in thousands):

	March 31, 2026
	Total	Level I	Level II	Level III
Financial Assets:
Loans under fair value option	$2,322,940	$—	$11,589	$2,311,351
RMBS	86,717	—	—	86,717
CMBS	38,764	—	6,527	32,237
Woodstar Fund investments	1,729,433	—	—	1,729,433
Domestic servicing rights	27,743	—	—	27,743
Derivative assets	32,251	—	32,251	—
VIE assets	32,399,812	—	—	32,399,812
Total	$36,637,660	$—	$50,367	$36,587,293
Financial Liabilities:
Derivative liabilities	$79,430	$—	$79,430	$—
VIE liabilities	30,768,059	—	27,008,176	3,759,883
Total	$30,847,489	$—	$27,087,606	$3,759,883

	December 31, 2025
	Total	Level I	Level II	Level III
Financial Assets:
Loans under fair value option	$2,323,543	$—	$—	$2,323,543
RMBS	88,283	—	—	88,283
CMBS	32,522	—	4,325	28,197
Equity security	628	628	—	—
Woodstar Fund investments	1,727,499	—	—	1,727,499
Domestic servicing rights	28,280	—	—	28,280
Derivative assets	45,813	—	45,813	—
VIE assets	34,493,164	—	—	34,493,164
Total	$38,739,732	$628	$50,138	$38,688,966
Financial Liabilities:
Derivative liabilities	$83,983	$—	$83,983	$—
VIE liabilities	32,803,806	—	28,972,753	3,831,053
Total	$32,887,789	$—	$29,056,736	$3,831,053

The changes in financial assets and liabilities classified as Level III are as follows for the three months ended March 31, 2026 and 2025 (amounts in thousands):

Three Months Ended March 31, 2026	Loans at Fair Value	RMBS	CMBS	Woodstar Fund Investments	Domestic Servicing Rights	VIE Assets	VIE Liabilities	Total
January 1, 2026 balance	$2,323,543	$88,283	$28,197	$1,727,499	$28,280	$34,493,164	$(3,831,053)	$34,857,913
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	(12,668)	—	81	1,934	(537)	(1,976,708)	186,136	(1,801,762)
Net accretion	—	1,052	—	—	—	—	—	1,052
Included in OCI	—	(679)	—	—	—	—	—	(679)
Purchases / Originations	232,810	—	—	—	—	—	—	232,810
Sales	(182,087)	—	—	—	—	—	—	(182,087)
Issuances	—	—	—	—	—	—	(3,865)	(3,865)
Cash repayments / receipts	(38,077)	(1,939)	(366)	—	—	—	(43,110)	(83,492)
Transfers into Level III	28	—	4,325	—	—	—	(68,514)	(64,161)
Transfers out of Level III	(12,198)	—	—	—	—	—	3	(12,195)
Deconsolidation of VIEs	—	—	—	—	—	(116,644)	520	(116,124)
March 31, 2026 balance	$2,311,351	$86,717	$32,237	$1,729,433	$27,743	$32,399,812	$(3,759,883)	$32,827,410
Amount of unrealized gains (losses) attributable to assets still held at March 31, 2026:
Included in earnings	$(22,879)	$1,052	$81	$1,934	$(537)	$(1,976,708)	$186,136	$(1,810,921)
Included in OCI	$—	$(679)	$—	$—	$—	$—	$—	$(679)

Three Months Ended March 31, 2025	Loans at Fair Value	RMBS	CMBS	Woodstar Fund Investments	Domestic Servicing Rights	VIE Assets	VIE Liabilities	Total
January 1, 2025 balance	$2,516,008	$93,806	$27,345	$2,073,533	$22,390	$38,937,576	$(5,514,152)	$38,156,506
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	58,404	—	(29)	(8,035)	753	(1,404,497)	253,799	(1,099,605)
Net accretion	—	1,075	—	—	—	—	—	1,075
Included in OCI	—	(867)	—	—	—	—	—	(867)
Purchases / Originations	231,109	—	—	—	—	—	—	231,109
Sales	(297,319)	—	—	—	—	—	—	(297,319)
Cash repayments / receipts	(54,628)	(2,073)	(45)	—	—	—	(62,040)	(118,786)
Transfers into Level III	—	—	—	—	—	—	(7,595)	(7,595)
Transfers out of Level III	(6,938)	—	—	—	—	—	1,348,326	1,341,388
Deconsolidation of VIEs	—	—	—	—	—	(62,461)	38	(62,423)
March 31, 2025 balance	$2,446,636	$91,941	$27,271	$2,065,498	$23,143	$37,470,618	$(3,981,624)	$38,143,483
Amount of unrealized gains (losses) attributable to assets still held at March 31, 2025:
Included in earnings	$39,054	$1,075	$28	$(8,035)	$753	$(1,404,497)	$253,799	$(1,117,823)
Included in OCI	$—	$(867)	$—	$—	$—	$—	$—	$(867)
Amounts were transferred from Level II to Level III due to a decrease in the observable relevant market activity and amounts were transferred from Level III to Level II due to an increase in the observable relevant market activity.

The following table presents the fair values of our financial instruments not carried at fair value on the consolidated balance sheets (amounts in thousands):

	March 31, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets not carried at fair value:
Loans	$19,281,560	$19,399,683	$18,862,712	$18,996,541
HTM debt securities	182,722	143,131	179,567	146,442
Financial liabilities not carried at fair value:
Secured financing agreements	$13,769,576	$13,858,581	$12,678,948	$12,785,314
Securitized financing	5,081,897	5,094,732	5,131,453	5,154,262
Unsecured senior notes	4,287,646	4,362,468	4,283,836	4,438,777
The following is quantitative information about significant unobservable inputs in our Level III measurements for those assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

	Carrying Value at March 31, 2026	Valuation Technique	Unobservable Input	Range (Weighted Average) as of (1)
				March 31, 2026	December 31, 2025
Loans under fair value option	$2,311,351	Discounted cash flow, market pricing	Coupon (d)	2.8% - 10.8% (4.5%)	2.8% - 10.8% (4.5%)
			Remaining contractual term (d)	2.0 - 36.3 years (24.8 years)	2.3 - 36.5 years (25.5 years)
			FICO score (a)	585 - 829 (750)	585 - 829 (750)
			LTV (b)	2% - 100% (63%)	1% - 100% (63%)
			Purchase price (d)	80.0% - 106.8% (101.3%)	80.0% - 106.8% (101.3%)
RMBS	86,717	Discounted cash flow	Constant prepayment rate (a)	2.2% - 10.7% (4.6%)	2.2% - 11.0% (4.6%)
			Constant default rate (b)	0.8% - 12.4% (1.5%)	0.7% - 7.5% (1.5%)
			Loss severity (b)	0% - 134% (11%)	0% - 81% (10%)
			Delinquency rate (c)	7% - 24% (13%)	7% - 24% (13%)
			Servicer advances (a)	27% - 71% (49%)	31% - 70% (49%)
CMBS	32,237	Discounted cash flow	Yield (b)	0% - 89.9% (25.0%)	0% - 63.9% (10.7%)
			Duration (c)	0 - 6.2 years (1.3 years)	0 - 6.7 years (1.3 years)
Woodstar Fund investments	1,729,433	Discounted cash flow	Discount rate - properties (b)	N/A	7.0% - 7.8% (7.5%)
			Discount rate - debt (a)	3.2% - 5.9% (5.1%)	3.2% - 5.6% (4.9%)
			Terminal capitalization rate (b)	N/A	5.0% - 5.8% (5.5%)
			Direct capitalization rate (b)	4.99% (4.99%)	4.99% (4.99%) (Implied)
Domestic servicing rights	27,743	Discounted cash flow	Debt yield (a)	9.00% (9.00%)	9.00% (9.00%)
			Discount rate (b)	15% (15%)	15% (15%)
VIE assets	32,399,812	Discounted cash flow	Yield (b)	0% - 649.4% (17.6%)	0% - 420.1% (22.1%)
			Duration (c)	0 - 9.7 years (3.4 years)	0 - 8.0 years (3.3 years)
VIE liabilities	3,759,883	Discounted cash flow	Yield (b)	0% - 649.4% (10.6%)	0% - 420.1% (12.1%)
			Duration (c)	0 - 9.7 years (3.0 years)	0 - 8.0 years (2.9 years)
______________________________________________________________________________________________________________________
(1)Unobservable inputs were weighted by the relative carrying value of the instruments as of March 31, 2026 and December 31, 2025.
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
Our TRSs engage in various real estate-related operations, including special servicing of commercial real estate, originating and securitizing mortgage loans, and investing in entities which engage in real estate-related operations. As of both March 31, 2026 and December 31, 2025, approximately $3.0 billion and $2.7 billion, respectively, of assets were owned by TRS entities. Our TRSs are not consolidated for U.S. federal income tax purposes, but are instead taxed as corporations. For financial reporting purposes, a provision for current and deferred taxes is established for the portion of earnings recognized by us with respect to our interest in TRSs.
The following table is a reconciliation of our U.S. federal income tax provision determined using our statutory federal tax rate to our reported income tax (benefit) provision for the three months ended March 31, 2026 and 2025 (dollars in thousands):

	For the Three Months Ended March 31,
	2026		2025
Federal statutory tax rate	$11,230	21.0%	$25,172	21.0%
REIT and other non-taxable income	(8,509)	(15.9)%	(22,203)	(18.5)%
State and local income taxes, net of federal effect	742	1.4%	771	0.6%
Intra-entity transfers	(7,522)	(14.1)%	—	—%
Other	114	0.2%	26	—%
Effective tax rate	$(3,945)	(7.4)%	$3,766	3.1%

For the three months ended March 31, 2026 and 2025, we have utilized the discrete effective tax rate method, as allowed by ASC 740-270-30-18, “Income Taxes—Interim Reporting,” to calculate our interim income tax (benefit) provision. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year to date period as if it was the annual period and determines the income tax expense or benefit on that basis. We believe that due to market dislocation and volatility, particularly with respect to the Company’s residential assets that are housed in TRSs, the use of the discrete method is more appropriate at this time than the annual effective tax rate method due to the high degree of uncertainty in estimating annual pretax earnings.
22. Commitments and Contingencies

As of March 31, 2026, our Commercial and Residential Lending Segment had future commercial loan funding commitments totaling $2.3 billion, of which we expect to fund $1.9 billion. These future funding commitments primarily relate to construction projects, capital improvements, tenant improvements and leasing commissions.
As of March 31, 2026, our Infrastructure Lending Segment had future infrastructure loan funding commitments totaling $441.9 million, including $278.9 million under revolvers and letters of credit (“LCs”) and $163.0 million under delayed draw term loans. Additionally, as of March 31, 2026, our Infrastructure Lending Segment had outstanding loan purchase commitments of $149.0 million.
As of March 31, 2026, our Property Segment had future construction funding commitments of $67.9 million related to development projects which have estimated rental revenue commencement dates between April 2026 and September 2027.
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
The table below presents our results of operations for the three months ended March 31, 2026 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Revenues:
Interest income from loans	$310,314	$61,438	$—	$2,059	$—	$373,811	$—	$373,811
Interest income from investment securities	15,637	384	—	23,933	—	39,954	(34,516)	5,438
Servicing fees	112	—	—	51,619	—	51,731	(3,711)	48,020
Rental income	16,305	—	60,843	2,823	—	79,971	—	79,971
Other revenues	2,213	1,473	457	403	670	5,216	—	5,216
Total revenues	344,581	63,295	61,300	80,837	670	550,683	(38,227)	512,456
Costs and expenses:
Management fees	32	—	—	—	36,150	36,182	—	36,182
Interest expense	154,923	36,696	27,951	6,826	102,654	329,050	(144)	328,906
General and administrative	16,792	5,918	8,868	21,928	4,827	58,333	—	58,333
Costs of rental operations	13,216	—	7,260	2,658	—	23,134	—	23,134
Depreciation and amortization	4,237	10	28,078	1,150	251	33,726	—	33,726
Credit loss provision (reversal), net	586	(963)	—	—	—	(377)	—	(377)
Other expense	77	112	72	140	—	401	—	401
Total costs and expenses	189,863	41,773	72,229	32,702	143,882	480,449	(144)	480,305
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	—	32,502	32,502
Change in fair value of servicing rights	—	—	—	1,004	—	1,004	(1,541)	(537)
Change in fair value of investment securities, net	451	—	—	(7,921)	—	(7,470)	7,559	89
Change in fair value of mortgage loans, net	(20,980)	—	—	8,312	—	(12,668)	—	(12,668)
Income from affordable housing fund investments	—	—	12,464	—	—	12,464	—	12,464
Earnings (loss) from unconsolidated entities	—	843	—	412	—	1,255	(437)	818
Gain on sale of investments and other assets, net	210	—	469	—	—	679	—	679
Gain (loss) on derivative financial instruments, net	16,363	89	2,276	242	(21,433)	(2,463)	—	(2,463)
Foreign currency (loss) gain, net	(6,115)	—	25	—	—	(6,090)	—	(6,090)
Loss on extinguishment of debt	—	(31)	(304)	—	—	(335)	—	(335)
Other (loss) income, net	(2,875)	51	(309)	—	—	(3,133)	—	(3,133)
Total other income (loss)	(12,946)	952	14,621	2,049	(21,433)	(16,757)	38,083	21,326
Income (loss) before income taxes	141,772	22,474	3,692	50,184	(164,645)	53,477	—	53,477
Income tax benefit (provision)	11,728	(50)	17	(7,750)	—	3,945	—	3,945
Net income (loss)	153,500	22,424	3,709	42,434	(164,645)	57,422	—	57,422
Net (income) loss attributable to non-controlling interests	(3)	—	(6,827)	1,286	—	(5,544)	—	(5,544)
Net income (loss) attributable to Starwood Property Trust, Inc.	$153,497	$22,424	$(3,118)	$43,720	$(164,645)	$51,878	$—	$51,878

The table below presents our results of operations for the three months ended March 31, 2025 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Revenues:
Interest income from loans	$290,299	$60,456	$—	$3,168	$—	$353,923	$—	$353,923
Interest income from investment securities	23,889	154	—	28,174	—	52,217	(39,996)	12,221
Servicing fees	65	—	—	21,829	—	21,894	(4,434)	17,460
Rental income	8,203	—	16,315	4,665	—	29,183	—	29,183
Other revenues	3,010	1,015	234	1,039	95	5,393	—	5,393
Total revenues	325,466	61,625	16,549	58,875	95	462,610	(44,430)	418,180
Costs and expenses:
Management fees	180	—	—	—	40,583	40,763	—	40,763
Interest expense	165,551	35,154	8,977	8,133	74,538	292,353	(195)	292,158
General and administrative	14,606	5,018	1,414	22,501	4,608	48,147	—	48,147
Costs of rental operations	5,518	—	6,018	3,284	—	14,820	—	14,820
Depreciation and amortization	3,607	10	5,865	1,751	251	11,484	—	11,484
Credit loss (reversal) provision, net	(25,759)	760	—	—	—	(24,999)	—	(24,999)
Other expense	(25)	1,923	(82)	35	—	1,851	—	1,851
Total costs and expenses	163,678	42,865	22,192	35,704	119,980	384,419	(195)	384,224
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	—	28,691	28,691
Change in fair value of servicing rights	—	—	—	(114)	—	(114)	867	753
Change in fair value of investment securities, net	7,397	—	—	(22,629)	—	(15,232)	15,059	(173)
Change in fair value of mortgage loans, net	42,574	—	—	15,830	—	58,404	—	58,404
Income from affordable housing fund investments	—	—	3,910	—	—	3,910	—	3,910
Earnings (loss) from unconsolidated entities	1,296	(622)	—	245	—	919	(382)	537
(Loss) gain on derivative financial instruments, net	(65,838)	(19)	(98)	(1,073)	27,339	(39,689)	—	(39,689)
Foreign currency gain (loss), net	34,616	236	(61)	—	—	34,791	—	34,791
Other (loss) income, net	(489)	—	(828)	4	—	(1,313)	—	(1,313)
Total other income (loss)	19,556	(405)	2,923	(7,737)	27,339	41,676	44,235	85,911
Income (loss) before income taxes	181,344	18,355	(2,720)	15,434	(92,546)	119,867	—	119,867
Income tax provision	(294)	(133)	—	(3,339)	—	(3,766)	—	(3,766)
Net income (loss)	181,050	18,222	(2,720)	12,095	(92,546)	116,101	—	116,101
Net (income) loss attributable to non-controlling interests	(3)	—	(5,084)	1,241	—	(3,846)	—	(3,846)
Net income (loss) attributable to Starwood Property Trust, Inc.	$181,047	$18,222	$(7,804)	$13,336	$(92,546)	$112,255	$—	$112,255

The table below presents our consolidated balance sheet as of March 31, 2026 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Assets:
Cash and cash equivalents	$44,239	$125,331	$33,521	$6,001	$81,193	$290,285	$—	$290,285
Restricted cash	322,650	22,909	3,085	412	26,721	375,777	—	375,777
Loans held-for-investment, net	16,214,754	3,066,806	—	—	—	19,281,560	—	19,281,560
Loans held-for-sale	2,218,429	—	—	104,511	—	2,322,940	—	2,322,940
Investment securities	639,401	30,301	—	1,236,128	—	1,905,830	(1,597,627)	308,203
Properties, net	1,039,257	—	2,778,893	40,984	—	3,859,134	—	3,859,134
Investments of consolidated affordable housing fund	—	—	1,729,433	—	—	1,729,433	—	1,729,433
Investments in unconsolidated entities	8,514	58,840	—	33,316	—	100,670	(15,112)	85,558
Goodwill	—	119,409	—	140,437	—	259,846	—	259,846
Intangible assets, net	2,670	—	392,643	70,136	—	465,449	(38,794)	426,655
Derivative assets	24,074	—	—	219	7,958	32,251	—	32,251
Accrued interest receivable	168,183	8,160	—	218	847	177,408	—	177,408
Other assets	329,455	42,273	131,023	(15,547)	51,262	538,466	—	538,466
VIE assets, at fair value	—	—	—	—	—	—	32,399,812	32,399,812
Total Assets	$21,011,626	$3,474,029	$5,068,598	$1,616,815	$167,981	$31,339,049	$30,748,279	$62,087,328
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$207,080	$36,017	$117,476	$38,940	$137,872	$537,385	$—	$537,385
Related-party payable	—	—	—	—	33,708	33,708	—	33,708
Dividends payable	—	—	—	—	180,900	180,900	—	180,900
Derivative liabilities	63,970	—	—	—	15,460	79,430	—	79,430
Secured financing agreements, net	9,846,525	587,374	533,953	596,988	2,224,516	13,789,356	(19,780)	13,769,576
Securitized financing, net	1,874,602	1,809,126	1,398,169	—	—	5,081,897	—	5,081,897
Unsecured senior notes, net	—	—	—	—	4,287,646	4,287,646	—	4,287,646
VIE liabilities, at fair value	—	—	—	—	—	—	30,768,059	30,768,059
Total Liabilities	11,992,177	2,432,517	2,049,598	635,928	6,880,102	23,990,322	30,748,279	54,738,601
Temporary Equity: Redeemable non-controlling interests	—	—	357,487	—	—	357,487	—	357,487
Permanent Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Common stock	—	—	—	—	3,793	3,793	—	3,793
Additional paid-in capital	2,122,871	665,085	381,367	(941,857)	4,747,155	6,974,621	—	6,974,621
Treasury stock	—	—	—	—	(157,958)	(157,958)	—	(157,958)
Retained earnings (accumulated deficit)	6,885,579	376,427	2,074,321	1,802,916	(11,305,111)	(165,868)	—	(165,868)
Accumulated other comprehensive income	10,881	—	—	—	—	10,881	—	10,881
Total Starwood Property Trust, Inc. Stockholders’ Equity	9,019,331	1,041,512	2,455,688	861,059	(6,712,121)	6,665,469	—	6,665,469
Non-controlling interests in consolidated subsidiaries	118	—	205,825	119,828	—	325,771	—	325,771
Total Permanent Equity	9,019,449	1,041,512	2,661,513	980,887	(6,712,121)	6,991,240	—	6,991,240
Total Liabilities and Equity	$21,011,626	$3,474,029	$5,068,598	$1,616,815	$167,981	$31,339,049	$30,748,279	$62,087,328

The table below presents our consolidated balance sheet as of December 31, 2025 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Assets:
Cash and cash equivalents	$74,534	$198,031	$70,900	$25,149	$130,866	$499,480	$—	$499,480
Restricted cash	123,215	33,794	3,236	454	14,468	175,167	—	175,167
Loans held-for-investment, net	16,038,333	2,824,379	—	—	—	18,862,712	—	18,862,712
Loans held-for-sale	2,278,067	—	—	45,476	—	2,323,543	—	2,323,543
Investment securities	641,893	31,273	—	1,284,863	—	1,958,029	(1,657,029)	301,000
Properties, net	732,714	—	2,674,276	41,662	—	3,448,652	—	3,448,652
Investments of consolidated affordable housing fund	—	—	1,727,499	—	—	1,727,499	—	1,727,499
Investments in unconsolidated entities	8,514	57,997	—	33,203	—	99,714	(14,962)	84,752
Goodwill	—	119,409	—	140,437	—	259,846	—	259,846
Intangible assets, net	2,817	—	401,268	69,227	—	473,312	(37,253)	436,059
Derivative assets	27,157	—	—	201	18,455	45,813	—	45,813
Accrued interest receivable	157,116	4,424	442	562	135	162,679	—	162,679
Other assets	193,525	4,623	107,468	5,454	51,921	362,991	—	362,991
VIE assets, at fair value	—	—	—	—	—	—	34,493,164	34,493,164
Total Assets	$20,277,885	$3,273,930	$4,985,089	$1,646,688	$215,845	$30,399,437	$32,783,920	$63,183,357
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$165,317	$32,732	$113,707	$60,423	$127,571	$499,750	$—	$499,750
Related-party payable	—	—	—	—	31,662	31,662	—	31,662
Dividends payable	—	—	—	—	180,413	180,413	—	180,413
Derivative liabilities	72,351	—	—	—	11,632	83,983	—	83,983
Secured financing agreements, net	8,637,246	719,942	596,906	517,897	2,226,843	12,698,834	(19,886)	12,678,948
Securitized financing, net	2,224,239	1,645,536	1,261,678	—	—	5,131,453	—	5,131,453
Unsecured senior notes, net	—	—	—	—	4,283,836	4,283,836	—	4,283,836
VIE liabilities, at fair value	—	—	—	—	—	—	32,803,806	32,803,806
Total Liabilities	11,099,153	2,398,210	1,972,291	578,320	6,861,957	22,909,931	32,783,920	55,693,851
Temporary Equity: Redeemable non-controlling interests	—	—	364,118	—	—	364,118	—	364,118
Permanent Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Common stock	—	—	—	—	3,780	3,780	—	3,780
Additional paid-in capital	2,434,975	521,717	365,416	(814,760)	4,449,868	6,957,216	—	6,957,216
Treasury stock	—	—	—	—	(138,022)	(138,022)	—	(138,022)
Retained earnings (accumulated deficit)	6,732,082	354,003	2,077,439	1,759,196	(10,961,738)	(39,018)	—	(39,018)
Accumulated other comprehensive income	11,560	—	—	—	—	11,560	—	11,560
Total Starwood Property Trust, Inc. Stockholders’ Equity	9,178,617	875,720	2,442,855	944,436	(6,646,112)	6,795,516	—	6,795,516
Non-controlling interests in consolidated subsidiaries	115	—	205,825	123,932	—	329,872	—	329,872
Total Permanent Equity	9,178,732	875,720	2,648,680	1,068,368	(6,646,112)	7,125,388	—	7,125,388
Total Liabilities and Equity	$20,277,885	$3,273,930	$4,985,089	$1,646,688	$215,845	$30,399,437	$32,783,920	$63,183,357

The table below presents our additions to long-lived assets by business segment for the three months ended March 31, 2026 and 2025 (amounts in thousands) (1):

	Three Months Ended March 31,
	2026	2025
Commercial and Residential Lending Segment	$351,205	$55,088
Property Segment	146,108	2,561
Investing and Servicing Segment	179	476
Total additions to long-lived assets	$497,492	$58,125
_____________________________________________________________________________________________________________________
(1)Includes cash and non-cash acquisitions of properties and related lease intangibles (including through loan foreclosure), as discussed in Notes 3, 4 and 6, and property capital improvements.
24. Subsequent Events
Our significant events subsequent to March 31, 2026 were as follows:
Secured Financing Agreement
In April 2026, we entered into a new revolving warehouse credit facility to finance Fundamental’s net lease property acquisitions. The facility totals $1.0 billion, of which $500.0 million is committed and $500.0 million is uncommitted. It has a five-year term, an annual interest rate of SOFR + 1.55% and an advance rate of up to 70%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the information included elsewhere in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (our “Form 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ significantly from the results discussed in the forward-looking statements. See “Special Note Regarding Forward-Looking Statements” at the beginning of this Quarterly Report on Form 10-Q.
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

We have four reportable business segments as of March 31, 2026 and we refer to the investments within these segments as our target assets:
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

Developments During the First Quarter of 2026
Commercial and Residential Lending Segment
•Originated or acquired $1.5 billion of commercial loans during the quarter, including the following:
◦$727.2 million first mortgage loan for the construction of a data center pre-leased to an investment grade tenant located in Virginia, of which the Company funded $232.3 million.
◦$245.0 million first mortgage and mezzanine loan secured by a 666-unit high-rise multifamily property located in California, which the Company fully funded.
◦$191.9 million first mortgage and mezzanine loan secured by an industrial portfolio located in California, of which the Company funded $174.0 million.
◦$160.0 million first mortgage loan for the construction of a data center pre-leased to an investment grade tenant located in Virginia, of which the Company funded $30.1 million. Refer to Note 16 to the condensed consolidated financial statements for further discussion.
◦€133.2 million ($159.3 million) first mortgage loan secured by a retail property located in Germany, of which the Company funded $146.3 million.
◦$63.5 million first mortgage loan secured by a 374-unit multifamily property located in Texas, which the Company fully funded.
•Funded $278.1 million of previously originated commercial loan commitments and investment securities.
•Received gross proceeds of $835.0 million ($251.8 million, net of debt repayments) from maturities and principal repayments on our commercial loans and investment securities.
•Sold a multifamily property in Conyers, Georgia, which had been acquired through foreclosure in February 2025, for gross proceeds of $40.0 million and recognized a net gain of $0.3 million. In connection therewith, we provided $32.0 million of three-year senior secured financing to the purchaser.
•Acquired the additional remaining $143.8 million senior mortgage loan interest secured by an industrial complex in Long Island City, New York, for which we have an existing $270.7 million first mortgage and mezzanine loan interest, in order to preserve our rights as the mezzanine lender.
•Amended several commercial credit facilities resulting in an aggregate net upsize of $250.0 million and extended the weighted average maturity on amended facilities by 1.2 years to 1.9 years.
Infrastructure Lending Segment
•Committed $596.7 million for new infrastructure loans, of which the Company funded $566.7 million, and also funded $1.6 million of pre-existing infrastructure loan commitments.
•Received proceeds of $319.9 million from principal repayments on our infrastructure loans and bonds.
•Refinanced a pool of our infrastructure loans held-for-investment in January 2026 through a CLO, Starwood 2026-SIF7. The CLO has a contractual maturity of January 2038 and a weighted average cost of financing of SOFR + 1.91%, inclusive of the amortization of deferred issuance costs. On the closing date, the CLO issued $600.0 million of notes, of which $496.2 million of notes were purchased by third party investors and $103.8 million of subordinated notes were retained by us. In connection therewith, we redeemed at par the third party financing for our STWD 2024-SIF3 CLO for $330.0 million and contributed certain loans previously held in that CLO to Starwood 2026-SIF7.
Property
•Acquired 32 additional net lease properties for cash of $129.6 million and sold one portfolio and two single-asset net lease properties for $22.4 million, recognizing a total net gain of $0.5 million.

•Refinanced a pool of our Fundamental net lease properties in March 2026 through an ABS, FI Series 2026-1, with $466.4 million of third party financing at a weighted average fixed rate of 5.06% and weighted average maturity of 5.4 years. In connection therewith, we redeemed at par the third party financing for our ABS, FI Series 2023-1, which had a weighted average fixed rate of 6.65%, for $323.6 million plus accrued interest. This reduced the cost of funds on the aggregate ABS financing on the master trust from 5.73% to 5.29%.
Investing and Servicing
•Originated or acquired commercial conduit loans of $234.7 million.
•Received proceeds of $182.1 million from sales of previously originated or acquired commercial conduit loans, and priced $11.0 million of previously originated commercial conduit loans in a securitization that settled subsequent to March 31, 2026.
•Acquired CMBS for a purchase price of $6.5 million and sold CMBS for total gross proceeds of $3.9 million.
•Obtained one new special servicing assignment for CMBS trusts with a total unpaid principal balance of $250.0 million, while $2.8 billion matured and $351.8 million transferred, bringing our total named special servicing portfolio to $94.6 billion.
Corporate
•Repurchased 1,126,543 shares of common stock with a weighted average repurchase price of $17.67 per share for a total cost of $19.9 million
Subsequent Events
Refer to Note 24 to the Condensed Consolidated Financial Statements for disclosure regarding significant transactions that occurred subsequent to March 31, 2026.

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
The following table compares our summarized results of operations for the three months ended March 31, 2026, December 31, 2025 and March 31, 2025 by business segment (amounts in thousands):

				$ Change	$ Change
	For the Three Months Ended			March 31, 2026 vs.	March 31, 2026 vs.
Revenues:	March 31, 2026	December 31, 2025	March 31, 2025	December 31, 2025	March 31, 2025
Commercial and Residential Lending Segment	$344,581	$335,239	$325,466	$9,342	$19,115
Infrastructure Lending Segment	63,295	70,259	61,625	(6,964)	1,670
Property Segment	61,300	57,794	16,549	3,506	44,751
Investing and Servicing Segment	80,837	70,765	58,875	10,072	21,962
Corporate	670	444	95	226	575
Securitization VIE eliminations	(38,227)	(41,553)	(44,430)	3,326	6,203
	512,456	492,948	418,180	19,508	94,276
Costs and expenses:
Commercial and Residential Lending Segment	189,863	189,380	163,678	483	26,185
Infrastructure Lending Segment	41,773	44,317	42,865	(2,544)	(1,092)
Property Segment	72,229	71,750	22,192	479	50,037
Investing and Servicing Segment	32,702	35,596	35,704	(2,894)	(3,002)
Corporate	143,882	141,570	119,980	2,312	23,902
Securitization VIE eliminations	(144)	(198)	(195)	54	51
	480,305	482,415	384,224	(2,110)	96,081
Other income (loss):
Commercial and Residential Lending Segment	(12,946)	22,964	19,556	(35,910)	(32,502)
Infrastructure Lending Segment	952	1,506	(405)	(554)	1,357
Property Segment	14,621	40,725	2,923	(26,104)	11,698
Investing and Servicing Segment	2,049	22,640	(7,737)	(20,591)	9,786
Corporate	(21,433)	(8,418)	27,339	(13,015)	(48,772)
Securitization VIE eliminations	38,083	41,355	44,235	(3,272)	(6,152)
	21,326	120,772	85,911	(99,446)	(64,585)
Income (loss) before income taxes:
Commercial and Residential Lending Segment	141,772	168,823	181,344	(27,051)	(39,572)
Infrastructure Lending Segment	22,474	27,448	18,355	(4,974)	4,119
Property Segment	3,692	26,769	(2,720)	(23,077)	6,412
Investing and Servicing Segment	50,184	57,809	15,434	(7,625)	34,750
Corporate	(164,645)	(149,544)	(92,546)	(15,101)	(72,099)
Securitization VIE eliminations	—	—	—	—	—
	53,477	131,305	119,867	(77,828)	(66,390)
Income tax benefit (provision)	3,945	(18,939)	(3,766)	22,884	7,711
Net income attributable to non-controlling interests	(5,544)	(15,451)	(3,846)	9,907	(1,698)
Net income attributable to Starwood Property Trust, Inc.	$51,878	$96,915	$112,255	$(45,037)	$(60,377)

Three Months Ended March 31, 2026 Compared to the Three Months Ended December 31, 2025
Commercial and Residential Lending Segment

Revenues

For the three months ended March 31, 2026, revenues of our Commercial and Residential Lending Segment increased $9.4 million to $344.6 million, compared to $335.2 million for the three months ended December 31, 2025. This was primarily due to a $10.0 million increase in rental income from foreclosed properties (substantially offset by the increase in rental costs and expenses noted below), partially offset by a decrease in interest income from loans of $1.2 million. The decrease in interest income from loans was comprised of a $1.6 million decrease from residential loans, partially offset by a $0.4 million increase from commercial loans.

Costs and Expenses

For the three months ended March 31, 2026, costs and expenses of our Commercial and Residential Lending Segment increased $0.5 million to $189.9 million, compared to $189.4 million for the three months ended December 31, 2025. This increase was primarily due to increases of $9.8 million in rental costs and expenses and $1.6 million in general and administrative expenses, partially offset by a $10.6 million decrease in the credit loss provision. The decrease in the credit loss provision primarily reflects improved macroeconomic forecasts in the first quarter of 2026.

Net Interest Income (amounts in thousands)

	For the Three Months Ended
	March 31, 2026	December 31, 2025	Change
Interest income from loans	$310,314	$311,500	$(1,186)
Interest income from investment securities	15,637	15,332	305
Interest expense	(154,923)	(155,129)	206
Net interest income	$171,028	$171,703	$(675)

For the three months ended March 31, 2026, net interest income of our Commercial and Residential Lending Segment decreased $0.7 million to $171.0 million, compared to $171.7 million for the three months ended December 31, 2025. This decrease reflects a net decrease in interest income discussed above, partially offset by a slight decrease in interest expense on our secured financing facilities.

During the three months ended March 31, 2026 and December 31, 2025, the weighted average unlevered yields on the Commercial and Residential Lending Segment’s loans and investment securities, excluding retained RMBS and loans for which interest income is not recognized, were as follows:

	For the Three Months Ended
	March 31, 2026	December 31, 2025
Commercial	7.4%	7.7%
Residential	4.8%	5.0%
Overall	7.0%	7.4%

For the three months ended March 31, 2026, the weighted average unlevered yields on our commercial loans decreased primarily due to lower average index rates. The weighted average yields on our residential loans decreased primarily due to higher interest recoveries on former nonaccrual loans in the first quarter of 2025.

During the three months ended March 31, 2026 and December 31, 2025, the Commercial and Residential Lending Segment’s weighted average secured borrowing rates, inclusive of the amortization of deferred financing fees, were 5.6% and 6.0%, respectively. The decrease in borrowing rates primarily reflects lower average index rates and spreads. Interest rate hedges had the effect of reducing these weighted average borrowing costs to 5.2% and 5.6% during the three months ended March 31, 2026 and December 31, 2025, respectively.

Other Income (Loss)

For the three months ended March 31, 2026, other income of our Commercial and Residential Lending Segment decreased $35.9 million to a loss of $12.9 million compared to income of $23.0 million for the three months ended December 31, 2025. This was primarily due to (i) a $51.6 million unfavorable change in fair value of residential loans and (ii) a $13.0 million unfavorable change in foreign currency gain (loss), partially offset by (iii) the nonrecurrence of $26.8 million of impairments recognized on four foreclosed properties in the fourth quarter of 2025 and (iv) a $3.7 million increased net gain on derivatives. The increased net gain on derivatives in the first quarter of 2026 reflects (i) an $8.0 million favorable change in gain (loss) on foreign currency hedges, partially offset by (ii) a $4.3 million lower gain on interest rate swaps principally related to residential loans. The interest rate swaps are used primarily to hedge our interest rate risk on residential loans held-for-sale and to fix our interest rate payments on certain variable rate borrowings which fund fixed rate investments. The foreign currency hedges are used to fix the U.S. dollar amounts of cash flows (both interest and principal payments) we expect to receive from our foreign currency denominated loans and investments. The unfavorable change in foreign currency gain (loss) and the favorable change in gain (loss) on foreign currency hedges reflect the strengthening of the U.S. dollar against the pound sterling (“GBP”) and Euro (“EUR”), partially offset by a weakening against the Australian dollar (“AUD”), in the first quarter of 2026, compared to a weakening of the U.S. dollar against each of those currencies in the fourth quarter of 2025.

Infrastructure Lending Segment

Revenues

For the three months ended March 31, 2026, revenues of our Infrastructure Lending Segment decreased $7.0 million to $63.3 million, compared to $70.3 million for the three months ended December 31, 2025. This was primarily due to a $7.7 million decrease in interest income from loans, reflecting lower average index rates, lower average loan balances due to net repayments and lower prepayment related income.

Costs and Expenses

For the three months ended March 31, 2026 and December 31, 2025, costs and expenses of our Infrastructure Lending Segment decreased $2.5 million to $41.8 million, compared to $44.3 million for the three months ended December 31, 2025. This was primarily due to a $2.9 million decrease in interest expense, primarily reflecting lower average index rates and spreads in the first quarter of 2026.

Net Interest Income (amounts in thousands)

	For the Three Months Ended
	March 31, 2026	December 31, 2025	Change
Interest income from loans	$61,438	$69,153	$(7,715)
Interest income from investment securities	384	197	187
Interest expense	(36,696)	(39,550)	2,854
Net interest income	$25,126	$29,800	$(4,674)

For the three months ended March 31, 2026, net interest income of our Infrastructure Lending Segment decreased $4.7 million to $25.1 million, compared to $29.8 million for the three months ended December 31, 2025. The decrease reflects the decrease in interest income from loans, partially offset by the decrease in interest expense on the secured financing facilities used to fund this segment’s investment portfolio, both as discussed above.

During the three months ended March 31, 2026 and December 31, 2025, the weighted average unlevered yield on the Infrastructure Lending Segment’s loans and investment securities, excluding those for which interest income is not recognized, was 8.4% and 8.7%, respectively, primarily reflecting lower average index rates and lower prepayment related income in the first quarter of 2026.

During the three months ended March 31, 2026 and December 31, 2025, the Infrastructure Lending Segment’s weighted average secured borrowing rate, inclusive of the amortization of deferred financing fees, were 6.2% and 6.8%, respectively, reflecting lower average index rates and spreads in the first quarter of 2026.

Other Income

For the three months ended March 31, 2026, other income of our Infrastructure Lending Segment decreased $0.5 million to $1.0 million, compared $1.5 million for the three months ended December 31, 2025. This was primarily due to a $2.8 million decrease in earnings from unconsolidated entities, partially offset by a $1.9 million decrease in loss on extinguishment of debt.

Property Segment

Change in Results by Portfolio (amounts in thousands)

	$ Change from prior period
	Revenues	Depreciation and amortization	Other costs and expenses	Gain (loss) on derivative financial instruments	Other income (loss)	Income (loss) before income taxes
Fundamental	$3,351	$1,405	$537	$(1,610)	$472	$271
Medical Office Portfolio	308	114	(1,041)	—	(304)	931
Woodstar Fund	(147)	—	(11)	—	(25,140)	(25,276)
D.C. Multifamily Conversion	—	—	—	—	452	452
Other/Corporate	(6)	—	(525)	—	26	545
Total	$3,506	$1,519	$(1,040)	$(1,610)	$(24,494)	$(23,077)

See Notes 6 and 7 to the Condensed Consolidated Financial Statements for a description of the above-referenced Property Segment assets.

Revenues

For the three months ended March 31, 2026, revenues of our Property Segment increased $3.5 million to $61.3 million, compared to $57.8 million for the three months ended December 31, 2025, primarily due to Fundamental’s acquisition of additional net lease properties.

Costs and Expenses

For the three months ended March 31, 2026, costs and expenses of our Property Segment increased $0.4 million to $72.2 million, compared to $71.8 million for the three months ended December 31, 2025. This was primarily due to an increase in depreciation and amortization of properties acquired by Fundamental, partially offset by a decrease in interest expense of the Medical Office Portfolio primarily due to repayment of its $39.5 million mezzanine debt in February 2026.

Other Income

For the three months ended March 31, 2026, other income of our Property Segment decreased $26.1 million to $14.6 million compared to $40.7 million for the three months ended December 31, 2025. This was primarily due to a $25.1 million decrease in income attributable to investments of the Woodstar Fund, primarily related to lower unrealized fair value increases.

Investing and Servicing Segment

Revenues

For the three months ended March 31, 2026, revenues of our Investing and Servicing Segment increased $10.0 million to $80.8 million, compared to $70.8 million for the three months ended December 31, 2025. This was primarily due to (i) a $13.9 million increase in servicing fees principally related to default interest, partially offset by (ii) a $1.8 million decrease in interest income from conduit loans and CMBS investments primarily reflecting lower average loan balances held during the first quarter of 2026 and (iii) a $1.3 million decrease in rental income on fewer properties held.

Costs and Expenses

For the three months ended March 31, 2026, costs and expenses of our Investing and Servicing Segment decreased $2.9 million to $32.7 million, compared to $35.6 million for the three months ended December 31, 2025. This was primarily due to a $2.5 million decrease in general and administrative expenses, principally related to lower severance costs and loan securitization activity.

Other Income

For the three months ended March 31, 2026, other income of our Investing and Servicing Segment decreased $20.6 million to $2.0 million, compared to $22.6 million for the three months ended December 31, 2025. This was primarily due to (i) the nonrecurrence of a $10.1 million gain on sale of an operating property in the fourth quarter of 2025, (ii) a $5.5 million greater decrease in fair value of CMBS investments and (iii) a $4.9 million lesser increase in fair value of conduit loans.

Corporate and Other Items

Corporate Costs and Expenses

For the three months ended March 31, 2026, corporate expenses increased $2.3 million to $143.9 million, compared to $141.6 million for the three months ended December 31, 2025. This was primarily due to a $2.9 million increase in management fees, principally reflecting higher incentive fees and stock compensation expense.

Corporate Other Loss

For the three months ended March 31, 2026, corporate other loss increased $13.0 million to $21.4 million, compared to $8.4 million for the three months ended December 31, 2025. This was due to a greater loss on our fixed-to-floating interest rate swaps which hedge a portion of our unsecured senior notes.

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

Income Tax Benefit (Provision)

Our consolidated income taxes principally relate to the taxable nature of our loan servicing and loan securitization businesses which are housed in taxable REIT subsidiaries (“TRSs”). For the three months ended March 31, 2026, our income tax provision decreased $22.8 million to a benefit of $3.9 million compared to a provision of $18.9 million for the three months ended December 31, 2025. This was primarily due to tax benefit recognition of intra-entity asset transfers in the first quarter of 2026 compared to the fourth quarter of 2025 provision on taxable income of our TRSs.

Net Income Attributable to Non-controlling Interests

During the three months ended March 31, 2026, net income attributable to non-controlling interests decreased $10.0 million to $5.5 million, compared to $15.5 million during the three months ended December 31, 2025. This was primarily due to non-controlling interests in an unfavorable change in unrealized gains (losses) of a consolidated CMBS joint venture and lower income of the Woodstar Fund in the first quarter of 2026.

Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025
Commercial and Residential Lending Segment
Revenues
For the three months ended March 31, 2026, revenues of our Commercial and Residential Lending Segment increased $19.1 million to $344.6 million, compared to $325.5 million for the three months ended March 31, 2025. This was primarily due to increases in interest income from loans of $20.0 million and rental income from foreclosed properties of $8.1 million, partially offset by a decrease in interest income from investment securities of $8.3 million. The increase in interest income from loans reflects (i) a $23.2 million increase from commercial loans, reflecting higher average balances, partially offset by lower average index rates and spreads and additional loans placed on nonaccrual, and (ii) a $3.2 million decrease from residential loans principally due to lower average balances. The decrease in interest income from investment securities was primarily due to lower average commercial and residential investment balances due to repayments.
Costs and Expenses
For the three months ended March 31, 2026, costs and expenses of our Commercial and Residential Lending Segment increased $26.2 million to $189.9 million, compared to $163.7 million for the three months ended March 31, 2025. This was primarily due to increases of $26.3 million in credit loss provision, $8.3 million in rental costs and expenses and $2.2 million in general and administrative expenses, partially offset by a $10.6 million decrease in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio. The credit loss provision increased to $0.5 million in the first quarter of 2026 compared to a reversal of $25.8 million in the first quarter of 2025 primarily due to a more significant improvement in the macroeconomic forecasts in the first quarter of 2025. The decrease in interest expense was primarily due to lower average index rates and spreads.

Net Interest Income (amounts in thousands)

	For the Three Months Ended March 31,
	2026	2025	Change
Interest income from loans	$310,314	$290,299	$20,015
Interest income from investment securities	15,637	23,889	(8,252)
Interest expense	(154,923)	(165,551)	10,628
Net interest income	$171,028	$148,637	$22,391
For the three months ended March 31, 2026, net interest income of our Commercial and Residential Lending Segment increased $22.4 million to $171.0 million, compared to $148.6 million for the three months ended March 31, 2025. This increase reflects the net increase in interest income and the decrease in interest expense on our secured financing facilities, both as discussed in the sections above.
During the three months ended March 31, 2026 and 2025, the weighted average unlevered yields on the Commercial and Residential Lending Segment’s loans and investment securities, excluding retained RMBS and loans for which interest income is not recognized, were as follows:

	For the Three Months Ended March 31,
	2026	2025
Commercial	7.4%	8.3%
Residential	4.8%	5.1%
Overall	7.0%	7.8%
The weighted average unlevered yield on our commercial loans decreased primarily due to lower average index rates and spreads and lower prepayment related income. The unlevered yield on our residential loans declined primarily due to higher interest recoveries on former nonaccrual loans during the first quarter of 2025 and increased fair values of loans in the first quarter of 2026.
During the three months ended March 31, 2026 and 2025, the Commercial and Residential Lending Segment’s weighted average secured borrowing rates, inclusive of the amortization of deferred financing fees, were 5.6% and 6.6%, respectively. The decrease in borrowing rates primarily reflects lower average index rates and spreads. Interest rate hedges had the effect of adjusting these weighted average borrowing costs to 5.2% and 5.9% during the three months ended March 31, 2026 and 2025, respectively.
Other Income (Loss)
For the three months ended March 31, 2026, other income of our Commercial and Residential Lending Segment decreased $32.5 million to a loss of $12.9 million, compared to income of $19.6 million for the three months ended March 31, 2025. This was primarily due to (i) a $63.6 unfavorable change in fair value of residential loans, (ii) a $40.7 million unfavorable change in foreign currency gain (loss) and (iii) a $6.9 million lesser increase in fair value of RMBS investments, partially offset by (iv) an $82.2 million favorable change in gain (loss) on derivatives. The favorable change in gain (loss) on derivatives during the three months ended March 31, 2026 reflects (i) a $43.1 million favorable change in gain (loss) on interest rate swaps principally related to residential loans and (ii) a $39.1 million favorable change in gain (loss) on foreign currency hedges. The interest rate swaps are used primarily to hedge our interest rate risk on residential loans held-for-sale and to fix our interest rate payments on certain variable rate borrowings which fund fixed rate investments. The foreign currency hedges are used to fix the U.S. dollar amounts of cash flows (both interest and principal payments) we expect to receive from our foreign currency denominated loans and investments. The unfavorable change in foreign currency gain (loss) and the favorable change in gain (loss) on foreign currency hedges reflect the strengthening of the U.S. dollar against the GBP and EUR, partially offset by a weakening against the AUD, during the first quarter of 2026, compared to a weakening of the U.S. dollar against each of those currencies in the first quarter of 2025.
Infrastructure Lending Segment
Revenues
For the three months ended March 31, 2026, revenues of our Infrastructure Lending Segment increased $1.7 million to $63.3 million, compared to $61.6 million for the three months ended March 31, 2025. This was primarily due to (i) a $1.0 million increase in interest income from loans, reflecting higher average balances, partially offset by the effects of lower average index rates and spreads and lower prepayment related income, and (ii) a $0.5 million increase in interest income on cash balances.
Costs and Expenses
For the three months ended March 31, 2026, costs and expenses of our Infrastructure Lending Segment decreased $1.1 million to $41.8 million, compared to $42.9 million for the three months ended March 31, 2025. This was primarily due to (i) a $1.7 million decrease in credit loss provision to a reversal of $1.0 million in the first quarter of 2026 due to improved macroeconomic forecasts and (ii) a $0.9 million net decrease in general, administrative and other expenses, partially offset by (iii) a $1.5 million increase in interest expense, reflecting higher average borrowings outstanding, partially offset by the effects of lower average index rates and spreads.
Net Interest Income (amounts in thousands)

	For the Three Months Ended March 31,
	2026	2025	Change
Interest income from loans	$61,438	$60,456	$982
Interest income from investment securities	384	154	230
Interest expense	(36,696)	(35,154)	(1,542)
Net interest income	$25,126	$25,456	$(330)
For the three months ended March 31, 2026, net interest income of our Infrastructure Lending Segment decreased $0.3 million to $25.1 million, compared to $25.5 million for the three months ended March 31, 2025. The decrease reflects the increase in interest expense on the secured financing facilities, partially offset by the increase in interest income from loans, both as discussed in the sections above.
During the three months ended March 31, 2026 and 2025, the weighted average unlevered yields on the Infrastructure Lending Segment’s loans and investment securities, excluding those for which interest income is not recognized, were 8.4% and 9.3%, respectively, reflecting lower average index rates and spreads and lower prepayment related income in the three months of 2026.

During the three months ended March 31, 2026 and 2025, the Infrastructure Lending Segment’s weighted average secured borrowing rates, inclusive of the amortization of deferred financing fees, were 6.2% and 7.0%, respectively, reflecting lower average index rates and spreads in the three months of 2026.
Other Income (Loss)
For the three months ended March 31, 2026 and 2025, other income (loss) of our Infrastructure Lending Segment improved $1.4 million to income of $1.0 million, compared to a loss of $0.4 million for the three months ended March 31, 2025, primarily due to an improvement in earnings (loss) of unconsolidated entities.
Property Segment
Change in Results by Portfolio (amounts in thousands)

	$ Change from prior period
	Revenues	Depreciation and amortization	Other costs and expenses	Gain (loss) on derivative financial instruments	Other income (loss)	Income (loss) before income taxes
Fundamental	$44,000	$22,162	$28,846	$2,276	$472	$(4,260)
Medical Office Portfolio	482	51	(1,082)	98	(304)	1,307
Woodstar Fund	274	—	(13)	—	8,554	8,841
D.C. Multifamily Conversion	—	—	—	—	517	517
Other/Corporate	(5)	—	73	—	85	7
Total	$44,751	$22,213	$27,824	$2,374	$9,324	$6,412
Revenues
For the three months ended March 31, 2026, revenues of our Property Segment increased $44.8 million to $61.3 million, compared to $16.5 million for the three months ended March 31, 2025. This was primarily due to our acquisition of Fundamental in July 2025, which provided $44.0 million of net lease rental income during the first quarter of 2026.
Costs and Expenses
For the three months ended March 31, 2026, costs and expenses of our Property Segment increased $50.0 million to $72.2 million, compared to $22.2 million for the three months ended March 31, 2025. This was primarily due to the acquisition of Fundamental in July 2025, which introduced (i) higher interest expense, general and administrative expenses and costs of rental operations totaling $28.8 million and (ii) higher asset depreciation and amortization of $22.2 million, during the first quarter of 2026, the effect of which was partially offset by (iii) a $1.3 million decrease in interest expense on variable rate borrowings of the Medical Office Portfolio, primarily due to repayment of its $39.5 million mezzanine debt in February 2026.
Other Income
For the three months ended March 31, 2026, other income of our Property Segment increased $11.7 million to $14.6 million, compared to $2.9 million for the three months ended March 31, 2025. This was primarily due to (i) an $8.6 million increase in income attributable to investments of the Woodstar Fund, primarily related to favorable unrealized fair value changes and (ii) a $2.3 million gain on derivatives which hedge the timing of securitizations on Fundamental collateral while on a warehouse line.
Investing and Servicing Segment
Revenues
For the three months ended March 31, 2026, revenues of our Investing and Servicing Segment increased $21.9 million to $80.8 million, compared to $58.9 million for the three months ended March 31, 2025. This was primarily due to (i) a $29.8 million increase in servicing fees principally related to default interest, partially offset by (ii) a $5.4 million decrease in interest income from CMBS investments and conduit loans primarily due to lower interest recoveries on CMBS investments and lower average loan balances held during the first quarter of 2026 and (iii) a $1.8 million decrease in rental income on fewer properties held.

Costs and Expenses
For the three months ended March 31, 2026, costs and expenses of our Investing and Servicing Segment decreased $3.0 million to $32.7 million, compared to $35.7 million for the three months ended March 31, 2025. This was primarily due to decreases of (i) $1.3 million in interest expense principally related to the financing of conduit loan balances and (ii) $1.2 million in rental costs and expenses.
Other Income (Loss)
For the three months ended March 31, 2026, other income (loss) of our Investing and Servicing Segment improved $9.7 million to income of $2.0 million, compared to a loss of $7.7 million for the three months ended March 31, 2025. This was primarily due to (i) a $14.7 million lesser decrease in fair value of CMBS investments and (ii) a $1.3 million favorable change in gain (loss) on derivatives which primarily hedge our interest rate risk on conduit loans and CMBS investments, partially offset by (iii) a $7.5 million lesser increase in fair value of conduit loans.
Corporate and Other Items
Corporate Costs and Expenses
For the three months ended March 31, 2026, corporate expenses increased $23.9 million to $143.9 million, compared to $120.0 million for the three months ended March 31, 2025. This was primarily due to (i) a $28.1 million increase in interest expense reflecting higher average balances of unsecured senior notes and secured term loans outstanding, partially offset by lower spreads and index rates on the secured term loans, partially offset by (ii) a $4.4 million decrease in management fees, principally reflecting lower incentive fees and stock compensation expense.
Corporate Other Income (Loss)
For the three months ended March 31, 2026, corporate other income decreased $48.7 million to a loss of $21.4 million, compared to income of $27.3 million for the three months ended March 31, 2025. This was due to an unfavorable change in gain (loss) on fixed-to-floating interest rate swaps which hedge a portion of our unsecured senior notes.
Securitization VIE Eliminations

Refer to the preceding comparison of the three months ended March 31, 2026 to the three months ended December 31, 2025 for a discussion of the effect of securitization VIE eliminations.
Income Tax Benefit (Provision)
Our consolidated income taxes principally relate to the taxable nature of our loan servicing and loan securitization businesses which are housed in TRSs. For the three months ended March 31, 2026, our income tax provision decreased $7.7 million to a benefit of $3.9 million, compared to a provision of $3.8 million for the three months ended March 31, 2025. This was primarily due to tax benefit recognition of intra-entity asset transfers in the first quarter of 2026 compared to the first quarter of 2025 provision on taxable income of our TRSs.
Net Income Attributable to Non-controlling Interests
For the three months ended March 31, 2026, net income attributable to non-controlling interests increased $1.7 million to $5.5 million, compared to $3.8 million for the three months ended March 31, 2025. This was primarily due to non-controlling interests in higher income of the Woodstar Fund in the first quarter of 2026.

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
The following table presents our diluted weighted average shares used in our GAAP EPS calculation reconciled to our diluted weighted average shares used in our Distributable EPS calculation (amounts in thousands):

	For the Three Months Ended
	March 31, 2026	December 31, 2025	March 31, 2025
Diluted weighted average shares - GAAP EPS	366,947	366,526	335,456
Add: Unvested stock awards	5,406	5,452	4,333
Add: Woodstar II Class A Units	9,643	9,643	9,707
Diluted weighted average shares - Distributable EPS	381,996	381,621	349,496
As noted above, the definition of Distributable Earnings provides flexibility for management to make adjustments, subject to the approval of a majority of our independent directors, when appropriate in order for Distributable Earnings to be calculated in a manner consistent with its definition and objective. No adjustments to the definition of Distributable Earnings became effective during the three months ended March 31, 2026.

The following table presents our summarized results of operations and reconciliation to Distributable Earnings for the three months ended March 31, 2026, by business segment (amounts in thousands, except per share data).

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Total
Revenues	$344,581	$63,295	$61,300	$80,837	$670	$550,683
Costs and expenses	(189,863)	(41,773)	(72,229)	(32,702)	(143,882)	(480,449)
Other income (loss)	(12,946)	952	14,621	2,049	(21,433)	(16,757)
Income (loss) before income taxes	141,772	22,474	3,692	50,184	(164,645)	53,477
Income tax benefit (provision)	11,728	(50)	17	(7,750)	—	3,945
(Income) loss attributable to non-controlling interests	(3)	—	(6,827)	1,286	—	(5,544)
Net income (loss) attributable to Starwood Property Trust, Inc.	153,497	22,424	(3,118)	43,720	(164,645)	51,878
Add / (Deduct):
Non-controlling interests attributable to Woodstar II Class A Units	—	—	4,629	—	—	4,629
Non-controlling interests attributable to unrealized gains/losses	—	—	(1,307)	(4,745)	—	(6,052)
Non-cash equity compensation expense	3,084	752	1,995	1,425	6,738	13,994
Management incentive fee	—	—	—	—	5,567	5,567
Depreciation and amortization	4,273	—	28,574	1,192	—	34,039
Straight-line rent adjustment	—	—	(1,649)	114	—	(1,535)
Interest income adjustment for loans and securities	5,074	—	—	5,376	—	10,450
Consolidated income tax (benefit) provision associated with fair value adjustments	(11,728)	50	(17)	7,750	—	(3,945)
Other non-cash items	2	—	(82)	(406)	—	(486)
Reversal of GAAP unrealized and realized (gains) / losses on: (1)
Loans	20,980	—	—	(8,312)	—	12,668
Credit loss provision (reversal), net	586	(963)	—	—	—	(377)
Securities	(451)	—	—	7,921	—	7,470
Woodstar Fund investments	—	—	(12,464)	—	—	(12,464)
Derivatives	(16,363)	(89)	(2,276)	(242)	21,433	2,463
Foreign currency	6,115	—	(25)	—	—	6,090
Earnings from unconsolidated entities	—	(843)	—	(412)	—	(1,255)
Sales of properties	(324)	—	(469)	—	—	(793)
Recognition of Distributable realized gains / (losses) on:
Loans (2)	(368)	—	—	8,558	—	8,190
Securities (3)	(86)	—	—	(5,254)	—	(5,340)
Woodstar Fund investments (4)	—	—	18,821	—	—	18,821
Derivatives (5)	12,635	31	(3,089)	276	(2,817)	7,036
Foreign currency (6)	139	—	25	—	—	164
Earnings from unconsolidated entities (7)	—	511	—	436	—	947
Sales of properties (8)	(4,785)	—	(100)	—	—	(4,885)
Distributable Earnings (Loss)	$172,280	$21,873	$29,448	$57,397	$(133,724)	$147,274
Distributable Earnings (Loss) per Weighted Average Diluted Share	$0.45	$0.06	$0.08	$0.15	$(0.35)	$0.39

The following table presents our summarized results of operations and reconciliation to Distributable Earnings for the three months ended December 31, 2025, by business segment (amounts in thousands, except per share data).

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Total
Revenues	$335,239	$70,259	$57,794	$70,765	$444	$534,501
Costs and expenses	(189,380)	(44,317)	(71,750)	(35,596)	(141,570)	(482,613)
Other income (loss)	22,964	1,506	40,725	22,640	(8,418)	79,417
Income (loss) before income taxes	168,823	27,448	26,769	57,809	(149,544)	131,305
Income tax provision	(10,066)	(299)	(1,850)	(6,724)	—	(18,939)
Income attributable to non-controlling interests	(5)	—	(10,712)	(4,734)	—	(15,451)
Net income (loss) attributable to Starwood Property Trust, Inc.	158,752	27,149	14,207	46,351	(149,544)	96,915
Add / (Deduct):
Non-controlling interests attributable to Woodstar II Class A Units	—	—	4,629	—	—	4,629
Non-controlling interests attributable to unrealized gains/losses	—	—	(1,986)	6,650	—	4,664
Non-cash equity compensation expense	2,842	738	1,999	1,491	5,554	12,624
Management incentive fee	—	—	—	—	3,502	3,502
Depreciation and amortization	2,877	—	27,071	1,523	—	31,471
Straight-line rent adjustment	—	—	(460)	22	—	(438)
Interest income adjustment for loans and securities	5,457	—	—	8,023	—	13,480
Consolidated income tax provision (benefit) associated with fair value adjustments	10,066	299	(34)	6,724	—	17,055
Other non-cash items	5	—	(82)	(542)	—	(619)
Reversal of GAAP unrealized and realized (gains) / losses on: (1)
Loans	(30,574)	—	—	(13,228)	—	(43,802)
Credit loss provision (reversal), net	11,142	(798)	—	—	—	10,344
Securities	(1,972)	—	—	2,433	—	461
Woodstar Fund investments	—	—	(37,604)	—	—	(37,604)
Derivatives	(12,688)	(50)	(3,886)	303	8,418	(7,903)
Foreign currency	(6,900)	292	1	—	—	(6,607)
Earnings from unconsolidated entities	—	(3,641)	—	(560)	—	(4,201)
Sales of properties	—	—	—	(10,060)	—	(10,060)
Impairment of properties	26,766	—	—	—	—	26,766
Recognition of Distributable realized gains / (losses) on:
Loans (2)	(879)	—	—	13,188	—	12,309
Securities (3)	(594)	—	—	(19,930)	—	(20,524)
Woodstar Fund investments (4)	—	—	47,297	—	—	47,297
Derivatives (5)	12,336	37	(2,012)	(137)	(6,554)	3,670
Foreign currency (6)	(793)	134	(2)	—	—	(661)
Earnings from unconsolidated entities (7)	—	3,128	—	457	—	3,585
Sales of properties (8)	—	—	—	3,192	—	3,192
Distributable Earnings (Loss)	$175,843	$27,288	$49,138	$45,900	$(138,624)	$159,545
Distributable Earnings (Loss) per Weighted Average Diluted Share	$0.46	$0.07	$0.13	$0.12	$(0.36)	$0.42

The following table presents our summarized results of operations and reconciliation to Distributable Earnings for the three months ended March 31, 2025, by business segment (amounts in thousands, except per share data):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Total
Revenues	$325,466	$61,625	$16,549	$58,875	$95	$462,610
Costs and expenses	(163,678)	(42,865)	(22,192)	(35,704)	(119,980)	(384,419)
Other income (loss)	19,556	(405)	2,923	(7,737)	27,339	41,676
Income (loss) before income taxes	181,344	18,355	(2,720)	15,434	(92,546)	119,867
Income tax provision	(294)	(133)	—	(3,339)	—	(3,766)
(Income) loss attributable to non-controlling interests	(3)	—	(5,084)	1,241	—	(3,846)
Net income (loss) attributable to Starwood Property Trust, Inc.	181,047	18,222	(7,804)	13,336	(92,546)	112,255
Add / (Deduct):
Non-controlling interests attributable to Woodstar II Class A Units	—	—	4,659	—	—	4,659
Non-controlling interests attributable to unrealized gains/losses	—	—	(3,374)	(4,503)	—	(7,877)
Non-cash equity compensation expense	2,792	600	109	1,397	8,452	13,350
Management incentive fee	—	—	—	—	10,061	10,061
Depreciation and amortization	3,742	—	5,971	1,852	—	11,565
Interest income adjustment for loans and securities	6,216	—	—	15,162	—	21,378
Consolidated income tax provision associated with fair value adjustments	294	133	—	3,339	—	3,766
Other non-cash items	3	—	295	(366)	—	(68)
Reversal of GAAP unrealized and realized (gains) / losses on: (1)
Loans	(42,574)	—	—	(15,830)	—	(58,404)
Credit loss (reversal) provision, net	(25,759)	760	—	—	—	(24,999)
Securities	(7,397)	—	—	22,629	—	15,232
Woodstar Fund investments	—	—	(3,910)	—	—	(3,910)
Derivatives	65,838	19	98	1,073	(27,339)	39,689
Foreign currency	(34,616)	(236)	61	—	—	(34,791)
(Earnings) loss from unconsolidated entities	(1,296)	622	—	(245)	—	(919)
Recognition of Distributable realized gains / (losses) on:
Loans (2)	(180)	—	—	14,707	—	14,527
Securities (3)	(31)	—	—	(2,533)	—	(2,564)
Woodstar Fund investments(4)	—	—	20,321	—	—	20,321
Derivatives (5)	29,041	53	(97)	(1,024)	(7,034)	20,939
Foreign currency (6)	386	(33)	(61)	—	—	292
Earnings (loss) from unconsolidated entities (7)	1,296	(108)	—	606	—	1,794
Distributable Earnings (Loss)	$178,802	$20,032	$16,268	$49,600	$(108,406)	$156,296
Distributable Earnings (Loss) per Weighted Average Diluted Share	$0.51	$0.06	$0.05	$0.14	$(0.31)	$0.45
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

Three Months Ended March 31, 2026 Compared to the Three Months Ended December 31, 2025

Commercial and Residential Lending Segment

The Commercial and Residential Lending Segment’s Distributable Earnings decreased by $3.5 million, from $175.8 million during the fourth quarter of 2025 to $172.3 million in the first quarter of 2026. After making adjustments for the calculation of Distributable Earnings, revenues were $349.7 million, costs and expenses were $182.0 million, other income was $4.6 million and there was no income tax provision or benefit.

Revenues, consisting principally of interest income on loans, increased by $9.0 million in the first quarter of 2026, primarily due to a $10.0 million increase in rental income from foreclosed properties, partially offset by an decrease in interest income from loans of $1.2 million. The decrease in interest income from loans was comprised of a $1.6 million decrease from residential loans, partially offset by a $0.4 million increase from commercial loans.

Costs and expenses increased by $9.4 million in the first quarter of 2026, primarily due to an $8.4 million increase in costs of rental operations and a $1.3 million increase in general and administrative expenses.

Other income decreased by $3.1 million in the first quarter of 2026, primarily due to a $4.8 million realized loss on sale of a foreclosed property in the first quarter of 2026.

Infrastructure Lending Segment

The Infrastructure Lending Segment’s Distributable Earnings decreased by $5.4 million, from $27.3 million during the fourth quarter of 2025 to $21.9 million in the first quarter of 2026. After making adjustments for the calculation of Distributable Earnings, revenues were $63.3 million, costs and expenses were $42.0 million and other income was $0.6 million.

Revenues decreased by $7.0 million in the first quarter of 2026, primarily due to a $7.7 million decrease in interest income from loans, reflecting lower average index rates, lower average loan balances due to net repayments and lower prepayment related income.

Costs and expenses decreased by $2.4 million in the first quarter of 2026, primarily due to a $2.9 million decrease in interest expense, reflecting lower average index rates and spreads.

Other income decreased by $0.8 million in the first quarter of 2026, primarily due to a $2.6 million decrease in earnings from unconsolidated entities, partially offset by a $1.9 million decrease in loss on extinguishment of debt.

Property Segment

Distributable Earnings by Portfolio (amounts in thousands)

	For the Three Months Ended
	March 31, 2026	December 31, 2025	Change
Woodstar Fund, net of non-controlling interests	$15,343	$36,757	$(21,414)
Fundamental	12,636	12,072	564
Medical Office Portfolio	2,933	2,003	930
D.C. Multifamily Conversion	(311)	(763)	452
Other/Corporate	(1,153)	(931)	(222)
Distributable Earnings	$29,448	$49,138	$(19,690)

The Property Segment’s Distributable Earnings decreased by $19.7 million, from $49.1 million during the fourth quarter of 2025 to $29.4 million in the first quarter of 2026. After making adjustments for the calculation of Distributable Earnings, revenues were $59.7 million, costs and expenses were $42.1 million, other income was $15.3 million, there was no income tax provision and the deduction of income attributable to non-controlling interests in the Woodstar Fund was $3.5 million.
Revenues increased by $2.7 million in the first quarter of 2026, primarily due to Fundamental’s acquisition of additional net lease properties.

Costs and expenses decreased by $0.6 million in the first quarter of 2026, primarily due to a $1.0 million decrease in interest expense of the Medical Office Portfolio primarily due to repayment of its $39.5 million mezzanine debt in February 2026.

Other income decreased by $29.4 million in the first quarter of 2026, primarily due to the nonrecurrence of distributable income from the sale of a Woodstar property in the fourth quarter of 2025.

Income tax provision decreased by $1.8 million due to the nonrecurrence of the Woodstar property sale in the fourth quarter of 2025.

Income attributable to non-controlling interests in the Woodstar Fund decreased by $4.6 million in the first quarter of 2026, primarily due to the nonrecurrence of distributable income from the Woodstar property sale in the fourth quarter of 2025.

Investing and Servicing Segment

The Investing and Servicing Segment’s Distributable Earnings increased by $11.5 million, from $45.9 million during the fourth quarter of 2025 to $57.4 million in the first quarter of 2026. After making adjustments for the calculation of Distributable Earnings, revenues were $86.3 million, costs and expenses were $30.5 million, other income was $5.0 million, there was no income tax provision or benefit, and the deduction of income attributable to non-controlling interests was $3.4 million.

Revenues increased by $7.5 million in the first quarter of 2026, primarily due to (i) a $13.9 million increase in servicing fees principally related to default interest, partially offset by (ii) a $4.4 million decrease in interest income from CMBS investments and conduit loans primarily reflecting lower interest recoveries on CMBS investments and lower average loan balances held and (iii) a $1.2 million decrease in rental income on fewer properties held. The treatment of CMBS interest income on a GAAP basis is complicated by our application of the ASC 810 consolidation rules. In an attempt to treat these securities similar to our other investment securities, we compute distributable interest income pursuant to an effective yield methodology. In doing so, we segregate the portfolio into various categories based on the components of the bonds’ cash flows and the volatility related to each of these components. We then accrete interest income on an effective yield basis using the components of cash flows that are reliably estimable. Other minor adjustments are made to reflect management’s expectations for other components of the projected cash flow stream.

Costs and expenses decreased by $2.7 million in the first quarter of 2026, primarily due to a $2.4 million decrease in general and administrative expenses, principally related to lower severance costs and loan securitization activity.

Other income includes profit realized upon securitization of loans by our conduit business, gains on sales of CMBS and operating properties, gains and losses on derivatives that were either effectively terminated or novated, and earnings from unconsolidated entities. These items are typically offset by a decrease in the fair value of our domestic servicing rights intangible which reflects the expected amortization of this deteriorating asset, net of increases in fair value due to the attainment of new servicing contracts. Derivatives include instruments which hedge interest rate risk and credit risk on our conduit loans and CMBS investments. For GAAP purposes, the loans, CMBS and derivatives are accounted for at fair value, with all changes in fair value (realized or unrealized) recognized in earnings. The adjustments to Distributable Earnings outlined above are also applied to the GAAP earnings of our unconsolidated entities. Other income increased by $6.7 million in the first quarter of 2026, primarily due to (i) a $14.3 million decrease in recognized credit losses on CMBS investments, partially offset by (ii) a $4.6 million decrease in realized gains on conduit loans and (iii) the nonrecurrence of a $3.2 million distributable gain on sale of an operating property in the fourth quarter of 2025.

Income attributable to non-controlling interests increased $5.4 million in the first quarter of 2026, primarily do to the decrease in recognized credit losses on investments of a consolidated CMBS joint venture.

Corporate

Corporate loss decreased by $4.9 million, from $138.6 million during the fourth quarter of 2025 to $133.7 million in the first quarter of 2026, primarily due to decreases of (i) $3.7 million in realized losses on our fixed-to-floating interest rate swaps which hedge a portion of our unsecured senior notes and (ii) $1.0 million in interest expense.

Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025
Commercial and Residential Lending Segment
The Commercial and Residential Lending Segment’s Distributable Earnings decreased by $6.5 million, from $178.8 million during the first quarter of 2025 to $172.3 million in the first quarter of 2026. After making adjustments for the calculation of Distributable Earnings, revenues were $349.7 million, costs and expenses were $182.0 million, other income was $4.6 million and there was no income tax provision or benefit.
Revenues, consisting principally of interest income on loans, increased by $17.9 million in the first quarter of 2026, primarily due to increases in interest income from loans of $19.7 million and rental income from foreclosed properties of $8.0 million, partially offset by a decrease in interest income from investment securities of $9.1 million. The increase in interest income from loans reflects (i) a $22.9 million increase from commercial loans, reflecting higher average balances, partially offset by lower average index rates and spreads and additional loans placed on nonaccrual, and (ii) a $3.2 million decrease from residential loans principally due to lower average balances. The decrease in interest income from investment securities was primarily due to lower average commercial and residential investment balances due to repayments.
Costs and expenses decreased by $1.1 million in the first quarter of 2026, primarily due to (i) a $10.6 million decrease in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio, reflecting lower average index rates and spreads, partially offset by (ii) a $7.7 million increase in costs of rental operations and (iii) a $1.9 million increase in general and administrative expenses.
Other income decreased by $25.5 million in the first quarter of 2026, primarily due to (i) a $16.7 million decrease in realized gains on derivative financial instruments, net of related foreign currency gains (losses), and (ii) a $4.8 million realized loss on sale of a foreclosed property in the first quarter of 2026.
Infrastructure Lending Segment
The Infrastructure Lending Segment’s Distributable Earnings increased by $1.9 million, from $20.0 million during the first quarter of 2025 to $21.9 million in the first quarter of 2026. After making adjustments for the calculation of Distributable Earnings, revenues were $63.3 million, costs and expenses were $42.0 million and other income was $0.6 million.
Revenues increased by $1.7 million in the first quarter of 2026, primarily due to (i) a $1.0 million increase in interest income from loans, reflecting higher average balances, partially offset by the effects of lower average index rates and spreads and lower prepayment related income, and (ii) a $0.5 million increase in interest income on cash balances.
Costs and expenses increased by $0.5 million in the first quarter of 2026, primarily due to (i) a $1.5 million increase in interest expense, reflecting higher average borrowings outstanding, partially offset by the effects of lower average index rates and spreads, partially offset by (ii) a $1.0 million net decrease in general, administrative and other expenses.
Other income increased by $0.7 million in the first quarter of 2026, primarily due to a favorable change in earnings (loss) from unconsolidated entities.
Property Segment
Distributable Earnings by Portfolio (amounts in thousands)

	For the Three Months Ended March 31,
	2026	2025	Change
Woodstar Fund, net of non-controlling interests	$15,343	$16,458	$(1,115)
Fundamental	12,636	—	12,636
Medical Office Portfolio	2,933	1,802	1,131
D.C. Multifamily Conversion	(311)	(828)	517
Other/Corporate	(1,153)	(1,164)	11
Distributable Earnings	$29,448	$16,268	$13,180

The Property Segment’s Distributable Earnings increased by $13.1 million, from $16.3 million during the first quarter of 2025 to $29.4 million in the first quarter of 2026. After making adjustments for the calculation of Distributable Earnings, revenues were $59.7 million, costs and expenses were $42.1 million, other income was $15.3 million, there was no income tax provision and the deduction of income attributable to non-controlling interests in the Woodstar Fund was $3.5 million.
Revenues increased by $42.6 million in the first quarter of 2026, primarily due to our acquisition of Fundamental in July 2025, which provided $42.1 million of net lease rental income during the first quarter of 2026.
Costs and expenses increased by $25.7 million in the first quarter of 2026, primarily due to (i) the acquisition of Fundamental on July 2025, which introduced $26.5 million of costs and expenses in the first quarter of 2026, the effect of which was partially offset by (ii) a $1.0 million decrease in interest expense on variable rate borrowings of the Medical Office Portfolio, primarily due to repayment of its $39.5 million mezzanine debt in February 2026.
Other income decreased by $4.1 million in the first quarter of 2026, primarily due to (i) a $2.8 million realized loss on derivatives which hedge the timing of securitizations on Fundamental collateral while on a warehouse line and (ii) a $1.5 million decrease in distributable income from the Woodstar Fund.
Income attributable to non-controlling interests in the Woodstar Fund decreased $0.3 million in the first quarter of 2026.
Investing and Servicing Segment
The Investing and Servicing Segment’s Distributable Earnings increased by $7.8 million from $49.6 million during the first quarter of 2025 to $57.4 million in the first quarter of 2026. After making adjustments for the calculation of Distributable Earnings, revenues were $86.3 million, costs and expenses were $30.5 million, other income was $5.0 million, there was no income tax provision or benefit, and the deduction of income attributable to non-controlling interests was $3.4 million.
Revenues increased by $12.2 million in the first quarter of 2026, primarily due to (i) a $29.8 million increase in servicing fees principally related to default interest, partially offset by (ii) a $15.1 million decrease in interest income from CMBS investments and conduit loans primarily due to lower interest recoveries on the CMBS investments and (iii) a $1.8 million decrease in rental income on fewer properties held.
Costs and expenses decreased by $2.4 million in the first quarter of 2026, primarily due to a $1.3 million decrease in interest expense principally related to the financing of conduit loan balances and a $0.6 million decrease in costs of rental operations.
Other income decreased by $6.6 million in the first quarter of 2026, primarily due to (i) a $6.1 million lesser realized gain on sales of conduit loans and (ii) a $3.1 million increase in recognized credit losses on CMBS, partially offset by (iii) a $1.3 million favorable change in realized gains (losses) on derivatives which primarily hedge the interest rate risk on the conduit loans.
Income attributable to non-controlling interests increased $0.2 million in the first quarter of 2026.
Corporate
Corporate loss increased by $25.3 million, from $108.4 million during the first quarter of 2025 to $133.7 million in the first quarter of 2026, primarily due to (i) a $28.1 million increase in interest expense reflecting higher average balances of unsecured senior notes and secured term loans outstanding, partially offset by lower spreads and index rates on the secured term loans, partially offset by (ii) a $4.2 million lower realized loss on fixed-to-floating interest rate swaps which hedge a portion of our unsecured senior notes.
Liquidity and Capital Resources
Liquidity is a measure of our ability to meet our cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make new investments where appropriate, pay dividends to our stockholders, and other general business needs. We closely monitor our liquidity position and believe that we have sufficient current liquidity and access to additional liquidity to meet our financial obligations for at least the next 12 months. Our strategy for managing liquidity and capital resources has not changed since December 31, 2025. Refer to our Form 10-K for a description of these strategies.

Sources of Liquidity
Our primary sources of liquidity are as follows:
Cash Flows for the Three Months Ended March 31, 2026 (amounts in thousands)

	GAAP	VIE Adjustments	Excluding Securitization VIEs
Net cash provided by operating activities	$93,562	$—	$93,562
Cash Flows from Investing Activities:
Origination, purchase and funding of loans held-for-investment	(1,879,043)	—	(1,879,043)
Proceeds from principal collections and sale of loans	982,816	—	982,816
Purchase and funding of investment securities	(22,733)	—	(22,733)
Proceeds from sales, redemptions and collections of investment securities	5,456	55,151	60,607
Proceeds from sales of real estate	62,040	—	62,040
Purchases and additions to properties and other assets	(149,339)	—	(149,339)
Net cash flows from other investments and assets	11,136	(4)	11,132
Net cash used in investing activities	(989,667)	55,147	(934,520)
Cash Flows from Financing Activities:
Proceeds from borrowings	2,867,550	—	2,867,550
Principal repayments on and repurchases of borrowings	(1,809,786)	(106)	(1,809,892)
Payment of deferred financing costs	(12,601)	—	(12,601)
Net proceeds from issuances of common stock	1,682	—	1,682
Payment of dividends	(178,241)	—	(178,241)
Distributions to non-controlling interests	(16,276)	—	(16,276)
Purchase of treasury stock	(19,936)	—	(19,936)
Issuance of debt of consolidated VIEs	3,865	(3,865)	—
Repayment of debt of consolidated VIEs	(110)	110	—
Distributions of cash from consolidated VIEs	51,286	(51,286)	—
Net cash provided by financing activities	887,433	(55,147)	832,286
Net decrease in cash, cash equivalents and restricted cash	(8,672)	—	(8,672)
Cash, cash equivalents and restricted cash, beginning of period	674,647	—	674,647
Effect of exchange rate changes on cash	87	—	87
Cash, cash equivalents and restricted cash, end of period	$666,062	$—	$666,062
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
Cash and cash equivalents decreased by $8.6 million during the three months ended March 31, 2026, reflecting net cash used in investing activities of $934.5 million, offset by net cash provided by financing activities of $832.3 million and net cash provided by operating activities of $93.6 million.
Net cash provided by operating activities of $93.6 million during the three months ended March 31, 2026 related primarily to cash interest income of $306.6 million from our loans and $35.5 million from our investment securities. Other cash inflows included net rental income of $51.8 million, servicing fees of $49.8 million, a net change in operating assets and liabilities of $12.4 million, distributions from our affordable housing fund investments of $10.5 million and receipts from our interest rate derivatives of $6.7 million. Offsetting these cash inflows was cash interest expense of $288.3 million, general and administrative expenses of $88.3 million and originations and purchases, net of sales and principal collections of loans held-for-sale of $9.2 million.

Net cash used in investing activities of $934.5 million for the three months ended March 31, 2026 related primarily to the origination and acquisition of loans held-for-investment of $1.9 billion, purchases and additions to properties and other assets of $149.3 million and purchase and funding of investment securities of $22.7 million. Offsetting these cash outflows was proceeds received from principal collections and sale of loans held-for-investment of $1.0 billion and investment securities of $60.6 million and proceeds from the sale of real estate of $62.0 million.
Net cash provided by financing activities of $832.3 million for the three months ended March 31, 2026 related primarily to borrowings on our debt, net of repayments and deferred loan costs, of $1.0 billion. Offsetting these cash inflows was dividend distributions of $178.2 million.
Our Investment Portfolio
The following is a review of our investment portfolio by segment.
Commercial and Residential Lending Segment
The following table sets forth the amount of each category of investments we owned across various property types within our Commercial and Residential Lending Segment as of March 31, 2026 and December 31, 2025 (dollars in thousands):

	Face Amount	Carrying Value		Asset Specific Financing	Net Investment	Unlevered Return on Asset (6)
March 31, 2026
First mortgages (1)	$16,303,095	$16,234,675		$9,486,712	$6,747,963	7.2%
Subordinated mortgages (2)	4,925	4,925		—	4,925	—%
Mezzanine loans (1)	309,673	307,472		—	307,472	11.5%
Other loans	51,688	51,418		—	51,418	9.0%
Loans held-for-sale, fair value option, residential	2,417,176	2,218,429		1,945,571	272,858	4.4%	(5)
RMBS, available-for-sale	170,571	86,717		54,972	31,745	10.3%
RMBS, fair value option	326,274	400,263	(3)	152,001	248,262	17.9%
HTM debt securities (4)	189,672	189,171		52,120	137,051	5.8%
Credit loss allowance	N/A	(420,486)		—	(420,486)
Investments in unconsolidated entities	N/A	8,514		—	8,514
Properties, net	N/A	1,039,257		29,751	1,009,506
	$19,773,074	$20,120,355		$11,721,127	$8,399,228

December 31, 2025
First mortgages (1)	$16,148,916	$16,086,585		$8,640,667	$7,445,918	7.4%
Subordinated mortgages (2)	15,290	15,683		—	15,683	13.4%
Mezzanine loans (1)	313,619	311,175		—	311,175	11.5%
Other loans	51,688	51,255		—	51,255	9.1%
Loans held-for-sale, fair value option, residential	2,455,552	2,278,067		1,929,086	348,981	4.4%	(5)
RMBS, available-for-sale	172,554	88,283		55,467	32,816	10.4%
RMBS, fair value option	326,274	404,688	(3)	152,312	252,376	17.7%
HTM debt securities (4)	176,067	175,473		54,202	121,271	6.1%
Credit loss allowance	N/A	(453,544)		—	(453,544)
Equity security	722	628		—	628
Investments in unconsolidated entities	N/A	8,514		—	8,514
Properties, net	N/A	732,714		29,751	702,963
	$19,660,682	$19,699,521		$10,861,485	$8,838,036
__________________________________________
(1)First mortgages include first mortgage loans and any contiguous mezzanine loan components because as a whole, the expected credit quality of these loans is more similar to that of a first mortgage loan. The application of this methodology resulted in mezzanine loans with carrying values of $1.4 billion and $1.3 billion being classified as first mortgages as of March 31, 2026 and December 31, 2025, respectively.
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
As of March 31, 2026 and December 31, 2025, our Commercial and Residential Lending Segment’s investment portfolio, excluding residential loans, RMBS, properties and other investments, had the following characteristics based on carrying values:

Collateral Property Type	March 31, 2026	December 31, 2025
Multifamily	37.6%	39.3%
Office	18.0%	18.1%
Industrial	15.0%	14.8%
Hotel	7.8%	8.2%
Data Center	6.1%	3.8%
Mixed Use	3.5%	4.9%
Retail	2.9%	2.0%
Other	9.1%	8.9%
	100.0%	100.0%

Geographic Location	March 31, 2026	December 31, 2025
U.S. Regions:
North East	18.6%	18.9%
South West	16.9%	19.0%
West	13.7%	12.4%
South East	12.4%	12.7%
Mid Atlantic	8.0%	6.4%
Midwest	3.3%	3.2%
International:
United Kingdom	9.2%	9.3%
Other Europe	11.6%	11.1%
Australia	5.7%	6.5%
Bahamas/Bermuda	0.6%	0.5%
	100.0%	100.0%

Infrastructure Lending Segment
The following table sets forth the amount of each category of investments we owned within our Infrastructure Lending Segment as of March 31, 2026 and December 31, 2025 (dollars in thousands):

	Face Amount	Carrying Value	Asset Specific Financing	Net Investment	Unlevered Return on Asset (1)
March 31, 2026
First priority infrastructure loans and HTM securities	$3,190,487	$3,121,226	$2,396,500	$724,726	8.1%
Credit loss allowance	N/A	(24,119)	—	(24,119)
Investments in unconsolidated entities	N/A	58,840	—	58,840
	$3,190,487	$3,155,947	$2,396,500	$759,447

December 31, 2025
First priority infrastructure loans and HTM securities	$2,942,115	$2,880,319	$2,365,478	$514,841	8.1%
Credit loss allowance	N/A	(24,667)	—	(24,667)
Investments in unconsolidated entities	N/A	57,997	—	57,997
	$2,942,115	$2,913,649	$2,365,478	$548,171
__________________________________________
(1)Calculated using applicable index rates for variable rate investments as of the respective period end and excludes loans for which interest income is not recognized. In addition to cash coupon, unlevered return includes the amortization of deferred purchase discounts.
As of March 31, 2026 and December 31, 2025, our Infrastructure Lending Segment’s investment portfolio had the following characteristics based on carrying values:

Collateral Type	March 31, 2026	December 31, 2025
Power	59.4%	56.9%
Oil & gas - midstream	24.7%	27.5%
Oil & gas - downstream	11.5%	12.6%
Oil & gas - upstream	1.6%	—%
Other	2.8%	3.0%
	100.0%	100.0%

Geographic Location	March 31, 2026	December 31, 2025
U.S. Regions:
North East	30.3%	27.2%
South West	22.7%	25.2%
Midwest	22.6%	21.7%
West	11.6%	12.4%
South East	9.5%	10.3%
Mid-Atlantic	1.1%	1.1%
Other	1.3%	1.1%
International:
Canada	0.7%	0.8%
Mexico	0.2%	0.2%
	100.0%	100.0%

Property Segment
The following table sets forth the amount of each category of investments held within our Property Segment as of March 31, 2026 and December 31, 2025 (amounts in thousands):

	March 31, 2026	December 31, 2025
Properties, net	$2,778,893	$2,674,276
Lease intangibles, net	360,237	368,589
Woodstar Fund	1,729,433	1,727,499
	$4,868,563	$4,770,364
The following table sets forth our net investment and other information regarding the Property Segment’s properties and lease intangibles as of March 31, 2026 (dollars in thousands):

	Carrying Value	Asset Specific Financing	Net Investment	Occupancy Rate (1)	Weighted Average Remaining Lease Term
Fundamental	$2,534,200	$1,488,659	$1,045,541	99.8%	17.4 years
Office—Medical Office Portfolio	794,133	443,463	350,670	89.2%	5.5 years
D.C. Multifamily Conversion	121,239	—	121,239	N/A	N/A
Subtotal—undepreciated carrying value	3,449,572	1,932,122	1,517,450
Accumulated depreciation and amortization	(310,442)	—	(310,442)
Net carrying value	$3,139,130	$1,932,122	$1,207,008
__________________________________________
(1)Occupancy calculated based on number of properties for our single-tenant net lease properties and square footage for multi-tenant net lease properties.
As of March 31, 2026 and December 31, 2025, our Property Segment’s investment portfolio had the following geographic characteristics based on carrying values:

Geographic Location	March 31, 2026	December 31, 2025
U.S. Regions:
South East	57.3%	57.9%
Midwest	15.0%	14.3%
North East	8.8%	8.4%
West	7.5%	8.0%
South West	6.4%	6.4%
Mid-Atlantic	4.8%	4.8%
International:
Canada	0.2%	0.2%
	100.0%	100.0%

Investing and Servicing Segment
The following table sets forth the amount of each category of investments we owned within our Investing and Servicing Segment as of March 31, 2026 and December 31, 2025 (amounts in thousands):

	Face Amount	Carrying Value		Asset Specific Financing		Net Investment
March 31, 2026
CMBS, fair value option	$2,754,658	$1,236,128	(1)	$518,896	(2)	$717,232
Intangible assets - servicing rights	N/A	66,537	(3)	—		66,537
Lease intangibles, net	N/A	3,597		—		3,597
Loans held-for-sale, fair value option, commercial	106,088	104,511		40,679		63,832
Investments in unconsolidated entities	N/A	33,316	(4)	—		33,316
Properties, net	N/A	40,984		37,413		3,571
	$2,860,746	$1,485,073		$596,988		$888,085
December 31, 2025
CMBS, fair value option	$2,871,255	$1,284,863	(1)	$480,378	(2)	$804,485
Intangible assets - servicing rights	N/A	65,533	(3)	—		65,533
Lease intangibles, net	N/A	3,691		—		3,691
Loans held-for-sale, fair value option, commercial	47,300	45,476		—		45,476
Investments in unconsolidated entities	N/A	33,203	(4)	—		33,203
Properties, net	N/A	41,662		37,519		4,143
	$2,918,555	$1,474,428		$517,897		$956,531
______________________________________________

(1)Includes $1.20 billion and $1.25 billion of CMBS eliminated in consolidation against VIE liabilities pursuant to ASC 810 as of March 31, 2026 and December 31, 2025, respectively. Also includes $142.5 million and $146.5 million of non-controlling interests in the consolidated entities which hold certain of these CMBS as of March 31, 2026 and December 31, 2025, respectively.
(2)Includes $25.2 million and $25.8 million of non-controlling interests in the consolidated entities which hold certain debt balances as of March 31, 2026 and December 31, 2025, respectively.
(3)Includes $38.8 million and $37.3 million of servicing rights intangibles eliminated in consolidation against VIE assets pursuant to ASC 810 as of March 31, 2026 and December 31, 2025, respectively.
(4)Includes $15.1 million and $15.0 million of investments in unconsolidated entities eliminated in consolidation against VIE assets pursuant to ASC 810 as of March 31, 2026 and December 31, 2025, respectively.

Secured Borrowings
The following table is a summary of our secured borrowings as of March 31, 2026 (dollars in thousands):

	Current Maturity		Extended Maturity (a)		Weighted Average Coupon		Pledged Asset Carrying Value		Maximum Facility Size		Outstanding Balance		Approved but Undrawn Capacity (b)	Unallocated Financing Amount (c)
Repurchase Agreements:
Commercial Loans	Aug 2026 to May 2031	(d)	Jun 2029 to Feb 2035	(d)	Index + 1.80%	(e)	$10,795,866		$12,330,841	(f)	$7,242,074		$597,228	$4,491,539
Residential Loans	Jul 2026 to Oct 2027		Mar 2027 to Apr 2028		SOFR + 1.65%		2,216,293		2,950,000		1,945,826		2,064	1,002,110
Infrastructure Loans	Sep 2027		Sep 2029		SOFR + 2.00%		157,188		650,000		93,858		—	556,142
Conduit Loans	Dec 2026 to Jun 2028		Dec 2027 to Jun 2029		SOFR + 2.00%		54,456		375,000		41,325		—	333,675
CMBS/RMBS	Jun 2026 to Apr 2032	(g)	Aug 2026 to Oct 2032	(g)	(h)		1,242,305		938,854		737,170	(i)	18,683	183,001
Total Repurchase Agreements							14,466,108		17,244,695		10,060,253		617,975	6,566,467
Other Secured Financing:
Borrowing Base Facility	Oct 2027		Oct 2029		SOFR + 2.00%		237,542		1,250,000	(j)	4,000		174,247	1,071,753
Commercial Financing Facilities	Jan 2027 to Apr 2030		Jan 2027 to Feb 2035		Index + 1.98%		704,673		1,097,495	(k)	478,425		—	619,070
Infrastructure Financing Facilities	Jul 2028 to Oct 2028		Aug 2030 to Jul 2033		SOFR + 1.96%		618,434		1,175,000		497,016		36,576	641,408
Property Financing	May 2026 to Dec 2026		Jul 2026 to May 2029		SOFR + 2.29%		741,081		1,070,691		558,961	(l)	—	511,730
Term Loans and Revolver	Nov 2027 to Sep 2032		N/A		SOFR + 2.00%		N/A	(m)	2,464,480		2,264,481		200,000	(1)
STWD 2025-FL4 CLO	Dec 2042		N/A		SOFR + 1.65%		1,108,428		968,628		968,628		—	—
STWD 2022-FL3 CLO	Nov 2038		N/A		SOFR + 1.97%		545,840		384,105		384,105		—	—
STWD 2021-HTS SASB	Apr 2034		N/A		SOFR + 3.90%		85,801		65,481		65,481		—	—
STWD 2021-FL2 CLO	Apr 2038		N/A		SOFR + 1.98%		685,340		463,432		463,432		—	—
Starwood 2026-SIF7 CLO	Jan 2038		N/A		SOFR + 1.68%		607,056		496,200		496,200		—	—
Starwood 2025-SIF6 CLO	Oct 2037		N/A		SOFR + 1.72%		516,803		413,500		413,500		—	—
Starwood 2025-SIF5 CLO	Apr 2037		N/A		SOFR + 1.73%		509,127		413,500		413,500		—	—
Starwood 2024-SIF4 CLO	Oct 2036		N/A		SOFR + 1.93%		610,360		496,200		496,200		—	—
ABS Master Series	Oct 2028 to Mar 2033		Oct 2053 to Mar 2056		5.29%	(n)	2,028,250		1,410,237		1,410,237		—	—
Total Other Secured Financing							8,998,735		12,168,949		8,914,166		410,823	2,843,960
							$23,464,843		$29,413,644		$18,974,419		$1,028,798	$9,410,427
Unamortized net discount											(17,825)
Unamortized deferred financing costs											(105,121)
											$18,851,473
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
(e)Certain facilities with an outstanding balance of $2.8 billion as of March 31, 2026 are indexed to EURIBOR, BBSY, SARON, SONIA and STIBOR. The remainder are indexed to SOFR.
(f)Certain facilities with an aggregate initial maximum facility size of $11.9 billion may be increased to $12.3 billion, subject to certain conditions. The $12.3 billion amount includes such upsizes.
(g)Certain facilities with an outstanding balance of $286.0 million as of March 31, 2026 carry a rolling 6 or 12-month term which may reset monthly or quarterly with the lender’s consent. These facilities carry no maximum facility size.
(h)Certain facilities with an outstanding balance of $338.1 million as of March 31, 2026 have weighted average fixed annual interest rate of 4.02%. All other facilities are variable rate with a weighted average rate of SOFR + 1.64%.

(i)Includes: (i) $317.0 million outstanding on a repurchase facility that is not subject to margin calls; and (ii) $25.2 million outstanding on one of our repurchase facilities that represents the 49% pro rata share owed by a non-controlling partner in a consolidated joint venture (see Note 15 to the Condensed Consolidated Financial Statements).
(j)The maximum facility size as of March 31, 2026 of $615.0 million may be increased to $1.3 billion, subject to certain conditions. The $1.3 billion amount includes such upsize.
(k)Certain facilities with an aggregate initial maximum facility size of $997.5 million may be increased to $1.1 billion, subject to certain conditions. The $1.1 billion amount includes such upsizes.
(l)Of the total balance, $90.8 million relates to Fundamental.
(m)These facilities are secured by the equity interests in certain of our subsidiaries which totaled $7.8 billion as of March 31, 2026.
(n)Includes: (i) $466.4 million outstanding under ABS Series 2026-1 with a weighted average fixed rate of 5.06%; (ii) $390.7 million outstanding under ABS Series 2025-1 with a weighted average fixed rate of 5.25%; (iii) $240.1 million outstanding under ABS Series 2024-1 with a weighted average fixed rate of 5.03% and (iv) $313.0 million outstanding under ABS Series 2023-2 with a weighted average fixed rate of 5.89%.
Refer to Note 10 to the Condensed Consolidated Financial Statements for further disclosure regarding the terms of our secured financing arrangements, including a detailed discussion of new credit facilities and amendments to existing credit facilities executed since December 31, 2025.
Variance between Average and Quarter-End Credit Facility Borrowings Outstanding
The following table compares the average amount outstanding under our secured financing agreements during each quarter and the amount outstanding as of the end of each quarter, together with an explanation of significant variances (amounts in thousands):

Quarter Ended	Quarter-End Balance	Weighted-Average Balance During Quarter	Variance
December 31, 2025	17,934,109	17,281,610	652,499	(a)
March 31, 2026	18,974,419	18,352,109	622,310	(a)
__________________________________________________
(a)Variance primarily due to borrowings on secured debt needed to fund commercial loans that were newly originated close to the end of the quarter.
Borrowings under Unsecured Senior Notes
During the three months ended March 31, 2026 and 2025, the weighted average effective borrowing rate on our unsecured senior notes was 6.2% and 6.1%, respectively. The effective borrowing rate includes the effects of underwriter purchase discount.
Refer to Note 11 to the Condensed Consolidated Financial Statements for further disclosure regarding the terms of our unsecured senior notes.

Scheduled Principal Repayments on Investments and Overhang on Financing Facilities
The following scheduled and/or projected principal repayments on our investments were based on amounts outstanding and extended contractual maturities of those investments as of March 31, 2026. The column entitled “Projected/Required Repayments of Financing” generally represents the extended contractual maturity of each credit facility. However, in the case of commercial loans, if management expects the underlying collateral to repay earlier than its fully extended maturity, this earlier date was utilized. If management expects the underlying collateral to repay later than its fully extended maturity, we assume the facility is not extended, even though some form of extension is often granted by the lender (amounts in thousands):

	Scheduled/Projected Principal Repayments on Loans and HTM Securities	Scheduled/Projected Principal Repayments on RMBS and CMBS	Projected/Required Repayments of Financing	Total Principal Inflows Net of Financing Outflows
Second Quarter 2026	$799,317	$22,889	$(697,733)	$124,473
Third Quarter 2026	1,286,560	31,890	(1,363,080)	(44,630)
Fourth Quarter 2026	623,254	35,727	(516,259)	142,722
First Quarter 2027	1,283,200	52,775	(1,132,318)	203,657
Total	$3,992,331	$143,281	$(3,709,390)	$426,222
In the normal course of business, the Company is in discussions with its lenders to extend, amend or replace any financing facilities which contain near term expirations.
Issuances of Equity Securities
We may raise funds through capital market transactions by issuing capital stock. There can be no assurance, however, that we will be able to access the capital markets at any particular time or on any particular terms. We have authorized 100,000,000 shares of preferred stock and 500,000,000 shares of common stock. At March 31, 2026, we had 100,000,000 shares of preferred stock available for issuance and 129,261,429 shares of common stock available for issuance.
Other Potential Sources of Financing
In the future, we may also use other sources of financing to fund the acquisition of our target assets and maturities of our unsecured senior notes, including other secured as well as unsecured forms of borrowing and sale of senior loan interests and other assets.
Repurchases of Equity Securities and Convertible Senior Notes
In February 2026, our board of directors authorized the repurchase of up to $400.0 million of our outstanding common shares and convertible senior notes over a period of one year. Purchases made pursuant to the program will be made either in the open market or in privately negotiated transactions from time to time as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases are discretionary and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. In March 2026, we repurchased 1,126,543 shares of common stock for $19.9 million and no convertible senior notes under the repurchase program. As of March 31, 2026, we had $380.1 million of remaining capacity to repurchase common stock and/or convertible senior notes under the repurchase program.
Leverage Policies
Our strategies with regards to use of leverage have not changed significantly since December 31, 2025. Refer to our Form 10-K for a description of our strategies regarding use of leverage.
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
Contractual Obligations and Commitments
Our material contractual obligations and commitments as of March 31, 2026 are as follows (amounts in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Secured financings (a)	$13,863,136	$1,719,062	$4,858,239	$6,350,108	$935,727
Securitized financing (b)	5,111,283	719,690	909,329	1,553,489	1,928,775
Unsecured senior notes	4,330,750	900,000	880,750	2,550,000	—
Future funding commitments:
Commercial Lending (c)	1,939,005	1,176,574	745,710	16,721	—
Infrastructure Lending (d)	590,878	505,031	85,847	—	—
Property Segment (e)	67,927	55,567	12,360	—	—
__________________________________________________

(a)Represents the earlier of (i) the fully extended contractual maturity of each credit facility or (ii) the contractual maturity, on a fully extended basis as applicable, of each of the investments that have been pledged as collateral under the respective credit facility. Refer to Note 10 to the Condensed Consolidated Financial Statements for the expected maturities by year.

(b)Represents the fully extended maturity of the underlying collateral.

(c)Excludes $382.9 million of loan funding commitments in which management projects the Company will not be obligated to fund in the future due to repayments made by the borrower earlier than, or in excess of, expectations.

(d)Represents contractual commitments of $278.9 million under revolvers and letters of credit, $163.0 million under delayed draw term loans and $149.0 million of outstanding infrastructure loan purchase commitments.

(e)Represents future construction funding commitments in our Property Segment related to development projects which have estimated rental revenue commencement dates between April 2026 and September 2027.
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
Critical Accounting Estimates
Refer to the section of our Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” for a full discussion of our critical accounting estimates. Our critical accounting estimates have not materially changed since December 31, 2025.

Recent Accounting Developments
Refer to Note 2 to the Condensed Consolidated Financial Statements for a discussion of recent accounting developments and the expected impact to the Company.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We seek to manage our risks related to the credit quality of our assets, interest rates, liquidity, prepayment speeds and market value while, at the same time, seeking to provide an opportunity to stockholders to realize attractive risk-adjusted returns through ownership of our capital stock. While we do not seek to avoid risk completely, we believe the risk can be quantified from historical experience and seek to actively manage that risk, to earn sufficient compensation to justify taking those risks and to maintain capital levels consistent with the risks we undertake. Our strategies for managing risk and our exposure to such risks, as described in Item 7A of our Form 10-K, have not changed materially since December 31, 2025 except as described below.
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
We seek to further manage credit risk associated with our Investing and Servicing Segment loans held-for-sale through the purchase of credit instruments. The following table presents our credit instruments as of March 31, 2026 and December 31, 2025 (dollars in thousands):

	Face Value of Loans Held-for-Sale	Aggregate Notional Value of Credit Instruments	Number of Credit Instruments
March 31, 2026	$106,088	$70,000	1
December 31, 2025	$47,300	$70,000	1
In 2025, we also entered into a credit default swap with a notional amount of $20.0 million to hedge a portion of credit risk on a large commercial loan held-for-investment. As of both March 31, 2026 and December 31, 2025, the notional amount of the credit default swap was $20.0 million.
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

The following table presents financial instruments where we have utilized interest rate derivatives to hedge interest rate risk and the related interest rate derivatives as of March 31, 2026 and December 31, 2025 (dollars in thousands); however, consistent with Note 13 to the Condensed Consolidated Financial Statements, the notional value and number of interest rate derivatives excludes the residential lending reverse swap trades and forward starting swaps as well as certain other interest rate swaps that were not effective as of March 31, 2026 and December 31, 2025:

	Face Value of Hedged Instruments	Aggregate Notional Value of Interest Rate Derivatives	Number of Interest Rate Derivatives
Instrument hedged as of March 31, 2026
Loans held-for-sale	$2,523,264	$1,652,000	28
RMBS, available-for-sale	170,571	40,000	1
CMBS, fair value option	100,988	57,380	2
HTM debt securities	21,299	16,284	3
Secured financing agreements	450,500	490,000	2
Unsecured senior notes	3,275,000	3,275,000	7
	$6,541,622	$5,530,664	43
Instrument hedged as of December 31, 2025
Loans held-for-sale	$2,502,852	$2,238,400	28
RMBS, available-for-sale	172,554	40,000	1
CMBS, fair value option	102,587	57,380	2
HTM debt securities	22,302	16,898	3
Net lease properties	229,246	229,200	2
Secured financing agreements	490,000	490,000	2
Unsecured senior notes	3,275,000	3,275,000	7
	$6,794,541	$6,346,878	45
The table below summarizes the estimated annual change in net investment income for our variable rate investments and our variable rate debt assuming increases or decreases in SOFR or other applicable index rates and adjusted for the effects of our interest rate hedging activities (amounts in thousands). However, this table excludes: (i) our floating rate residential loan debt along with its related hedges (see Note 13); (ii) certain other interest rate swaps that were not effective as of March 31, 2026 (see Note 13); and (iii) nonaccrual loans (see Note 4).

Income (Expense) Subject to Interest Rate Sensitivity	Variable rate investments and indebtedness (1)	0.50% Decrease	0.25% Decrease	0.25% Increase
Investment income from variable rate investments	$18,577,116	$(83,506)	$(42,819)	$44,625
Interest expense from variable rate debt, net of interest rate derivatives	(17,619,034)	87,428	43,714	(43,787)
Net investment income from variable rate instruments	$958,082	$3,922	$895	$838
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
The following table represents our assets and liabilities that are denominated in Pounds Sterling (“GBP”), Euros (“EUR”), Australian dollars (“AUD”), Swiss Francs (“CHF”) and Swedish Kronas (“SEK”) as well as our expected future net interest receipts (amounts in thousands):

	March 31, 2026
	GBP	EUR	AUD		CHF		SEK
Foreign currency assets	£1,204,329	€1,483,224	A$	1,648,201	Fr.	43,378	kr	1,295,261
Foreign currency liabilities	(826,369)	(1,097,116)	(1,144,437)		(32,013)		(1,007,854)
Foreign currency contracts - notional, net	(433,224)	(427,948)	(703,996)		(11,443)		(364,058)
Subtotal (1)	£(55,264)	€(41,840)	A$	(200,232)	Fr.	(78)	kr	(76,651)
______________________________________________________________________________________________________________________

(1)     Primarily relates to expected net interest cash flows on the respective assets and liabilities over their term.

Substantially all of our net asset exposure to the GBP, EUR, AUD, CHF and SEK has been hedged with foreign currency forward contracts as of March 31, 2026, as indicated in the table above. Refer to Note 13 to the Condensed Consolidated Financial Statements for further detail regarding our foreign currency derivatives and their contractual maturities.
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
Changes in Internal Control Over Financial Reporting. No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.    Legal Proceedings.
Currently, no material legal proceedings are pending or, to our knowledge, threatened or contemplated against us, that could have a material adverse effect on our business, financial position or results of operations.
Item 1A. Risk Factors.
There have been no material changes to the risk factors previously disclosed in our Form 10‑K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
There were no unregistered sales of securities during the three months ended March 31, 2026.
Issuer Purchases of Equity Securities
The following table provides information regarding our purchases of common stock during the three months ended March 31, 2026:

Period	Total number of shares purchased	Average repurchase price per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Value of shares available for purchase under the plans or programs (in thousands) (1)
January 2026	—	$—	—	$—
February 2026	—	$—	—	$400,000
March 2026	1,126,543	$17.67	1,126,543	$380,098
______________________________________________________________________________________________________________________
(1)On February 26, 2026, we announced that our board of directors has authorized the repurchase of up to $400.0 million of our outstanding shares of common stock and convertible senior notes over a period of one year. Purchases made pursuant to the program will be made either in the open market or in privately negotiated transactions from time to time as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by us in our discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time.

Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits.
(a)Index to Exhibits
INDEX TO EXHIBITS

Exhibit No.	Description

10.1
Amendment No. 5, dated as of February 24, 2026, to Management Agreement, dated August 17, 2009, as amended, between Starwood Property Trust, Inc. and SPT Management, LLC (Incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K filed February 25, 2026)

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

STARWOOD PROPERTY TRUST, INC.

Date: May 8, 2026	By:	/s/ BARRY S. STERNLICHT
Barry S. Sternlicht Chief Executive Officer Principal Executive Officer

Date: May 8, 2026	By:	/s/ RINA PANIRY
Rina Paniry Chief Financial Officer, Treasurer, Chief Accounting Officer and Principal Financial Officer