Form 10-Q
period 2026-06-30
STARWOOD PROPERTY TRUST, INC.
filed 2026-08-06
CIK 1465128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of July 31, 2026 was 370,168,950.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited, amounts in thousands, except share data)

	As of June 30,	As of December 31,
	2026	2025
Assets:
Cash and cash equivalents	$367,592	$499,480
Restricted cash	272,764	175,167
Loans held-for-investment, net of credit loss allowances of $419,156 and $440,842 ($227,521 and none held at fair value)	19,816,968	18,862,712
Loans held-for-sale, at fair value	2,217,481	2,323,543
Investment securities, net of credit loss allowances of $55,258 and $37,369 ($119,780 and $121,433 held at fair value)	402,829	301,000
Properties, net	3,998,669	3,448,652
Investments of consolidated affordable housing fund, at fair value	1,725,368	1,727,499
Investments in unconsolidated entities	88,201	84,752
Goodwill	259,846	259,846
Intangible assets, net ($29,487 and $28,280 held at fair value)	440,974	436,059
Derivative assets	24,406	45,813
Accrued interest receivable	200,816	162,679
Other assets	362,215	362,991
Variable interest entity (“VIE”) assets, at fair value	30,868,147	34,493,164
Total Assets	$61,046,276	$63,183,357
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$575,556	$499,750
Related-party payable	27,033	31,662
Dividends payable	180,744	180,413
Derivative liabilities	91,573	83,983
Secured financing agreements, net	13,999,891	12,678,948
Securitized financing, net	4,811,511	5,131,453
Unsecured senior notes, net	4,882,722	4,283,836
VIE liabilities, at fair value	29,293,820	32,803,806
Total Liabilities	53,862,850	55,693,851
Commitments and contingencies (Note 22)
Temporary Equity: Redeemable non-controlling interests	356,377	364,118
Permanent Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Preferred stock, $0.01 per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 per share, 500,000,000 shares authorized, 379,785,339 issued and 370,628,310 outstanding as of June 30, 2026 and 378,011,570 issued and 370,562,879 outstanding as of December 31, 2025	3,798	3,780
Additional paid-in capital	6,991,339	6,957,216
Treasury stock (9,157,029 shares and 7,448,691 shares)	(167,962)	(138,022)
Accumulated deficit	(337,909)	(39,018)
Accumulated other comprehensive income	9,697	11,560
Total Starwood Property Trust, Inc. Stockholders’ Equity	6,498,963	6,795,516
Non-controlling interests in consolidated subsidiaries	328,086	329,872
Total Permanent Equity	6,827,049	7,125,388
Total Liabilities and Equity	$61,046,276	$63,183,357
________________________________________________________
Note: In addition to the VIE assets and liabilities which are separately presented, our condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025 include assets of $6.4 billion and $6.7 billion, respectively, and liabilities of $4.9 billion and $5.2 billion, respectively, related to securitized financing issued by VIEs. These assets can only be used to settle obligations of the securitized financing VIEs, and the related liabilities do not have recourse to Starwood Property Trust, Inc. Refer to Note 15 for additional discussion of VIEs.
See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited, amounts in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Interest income from loans	$398,415	$385,219	$772,226	$739,142
Interest income from investment securities	4,750	10,313	10,188	22,534
Servicing fees	16,667	14,080	64,687	31,540
Rental income	87,854	28,243	167,825	57,426
Other revenues	5,982	6,428	11,198	11,821
Total revenues	513,668	444,283	1,026,124	862,463
Costs and expenses:
Management fees	30,557	30,833	66,739	71,596
Interest expense	344,577	316,132	673,483	608,290
General and administrative	56,694	51,072	115,027	99,219
Costs of rental operations	26,313	14,512	49,447	29,332
Depreciation and amortization	35,260	10,371	68,986	21,855
Credit loss provision (reversal), net	30,164	5,666	29,787	(19,333)
Other expense	1,203	1,893	1,604	3,744
Total costs and expenses	524,768	430,479	1,005,073	814,703
Other income (loss):
Change in net assets related to consolidated VIEs	33,087	40,280	65,589	68,971
Change in fair value of servicing rights	1,744	2,363	1,207	3,116
Change in fair value of investment securities, net	(52)	345	37	172
Change in fair value of mortgage loans, net	(61)	29,867	(12,729)	88,271
Income from affordable housing fund investments	4,929	5,115	17,393	9,025
Earnings from unconsolidated entities	2,716	7,872	3,534	8,409
Gain on sale of investments and other assets, net	2,379	31,662	3,058	31,662
Loss on derivative financial instruments, net	(3,024)	(101,296)	(5,487)	(140,985)
Foreign currency (loss) gain, net	(5,706)	83,761	(11,796)	118,552
Gain (loss) on extinguishment of debt	—	19,990	(335)	19,990
Other (loss) income, net	(3,683)	1,604	(6,816)	291
Total other income	32,329	121,563	53,655	207,474
Income before income taxes	21,229	135,367	74,706	255,234
Income tax provision	(6,224)	(671)	(2,279)	(4,437)
Net income	15,005	134,696	72,427	250,797
Net income attributable to non-controlling interests	(8,448)	(4,882)	(13,992)	(8,728)
Net income attributable to Starwood Property Trust, Inc.	$6,557	$129,814	$58,435	$242,069

Earnings per share data attributable to Starwood Property Trust, Inc.:
Basic	$0.01	$0.38	$0.15	$0.71
Diluted	$0.01	$0.38	$0.15	$0.71
See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited, amounts in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$15,005	$134,696	$72,427	$250,797
Other comprehensive income (loss) (net change by component):
Available-for-sale securities	(1,184)	58	(1,863)	(809)
Other comprehensive (loss) income	(1,184)	58	(1,863)	(809)
Comprehensive income	13,821	134,754	70,564	249,988
Less: Comprehensive income attributable to non-controlling interests	(8,448)	(4,882)	(13,992)	(8,728)
Comprehensive income attributable to Starwood Property Trust, Inc.	$5,373	$129,872	$56,572	$241,260
See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity
For the Three Months Ended June 30, 2026 and 2025
(Unaudited, amounts in thousands, except share data)

	Temporary Equity	Common stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Starwood Property Trust, Inc. Stockholders’ Equity	Non- Controlling Interests	Total Permanent Equity
		Shares	Par Value		Shares	Amount
Balance, March 31, 2026	$357,487	379,313,805	$3,793	$6,974,621	8,575,234	$(157,958)	$(165,868)	$10,881	$6,665,469	$325,771	$6,991,240
Proceeds from DRIP Plan	—	19,261	—	343	—	—	—	—	343	—	343
Proceeds from employee stock purchase plan	—	19,172	—	274	—	—	—	—	274	—	274
Common stock repurchased	—	—	—	—	581,795	(10,004)	—	—	(10,004)	—	(10,004)
Share-based compensation	—	271,588	3	13,310	—	—	—	—	13,313	—	13,313
Manager fees paid in stock	—	161,513	2	2,791	—	—	—	—	2,793	—	2,793
Net income	689	—	—	—	—	—	6,557	—	6,557	7,759	14,316
Dividends declared, $0.48 per share	—	—	—	—	—	—	(178,598)	—	(178,598)	—	(178,598)
Other comprehensive loss	—	—	—	—	—	—	—	(1,184)	(1,184)	—	(1,184)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	1,426	1,426
Distributions to non-controlling interests	(1,799)	—	—	—	—	—	—	—	—	(6,870)	(6,870)
Balance, June 30, 2026	$356,377	379,785,339	$3,798	$6,991,339	9,157,029	$(167,962)	$(337,909)	$9,697	$6,498,963	$328,086	$6,827,049

Balance, March 31, 2025	$426,835	346,825,014	$3,468	$6,343,893	7,448,691	$(138,022)	$183,599	$12,727	$6,405,665	$324,251	$6,729,916
Net proceeds from ATM agreement	—	1,561,634	16	31,089	—	—	—	—	31,105	—	31,105
Proceeds from DRIP Plan	—	17,345	—	326	—	—	—	—	326	—	326
Proceeds from employee stock purchase plan	—	17,087		290	—	—	—	—	290	—	290
Redemption of Class A Units	—	64,000	1	1,388	—	—	—	—	1,389	(1,389)	—
Share-based compensation	—	345,833	3	13,427	—	—	—	—	13,430	—	13,430
Manager fees paid in stock	—	256,932	3	5,028	—	—	—	—	5,031	—	5,031
Net income	690	—	—	—	—	—	129,814	—	129,814	4,192	134,006
Dividends declared, $0.48 per share	—	—	—	—	—	—	(164,898)	—	(164,898)	—	(164,898)
Other comprehensive income	—	—	—	—	—	—	—	58	58	—	58
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	1,489	1,489
Distributions to non-controlling interests	(2,072)	—	—	—	—	—	—	—	—	(7,476)	(7,476)
Balance, June 30, 2025	$425,453	349,087,845	$3,491	$6,395,441	7,448,691	$(138,022)	$148,515	$12,785	$6,422,210	$321,067	$6,743,277
See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity (Continued)
For the Six Months Ended June 30, 2026 and 2025
(Unaudited, amounts in thousands, except share data)

	Temporary Equity	Common stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Starwood Property Trust, Inc. Stockholders’ Equity	Non- Controlling Interests	Total Permanent Equity
		Shares	Par Value		Shares	Amount
Balance, December 31, 2025	$364,118	378,011,570	$3,780	$6,957,216	7,448,691	$(138,022)	$(39,018)	$11,560	$6,795,516	$329,872	$7,125,388
Proceeds from DRIP Plan	—	42,489	—	764	—	—	—	—	764	—	764
Proceeds from employee stock purchase plan	—	103,553	1	1,534	—	—	—	—	1,535	—	1,535
Common stock repurchased	—	—	—	—	1,708,338	(29,940)	—	—	(29,940)		(29,940)
Share-based compensation	—	1,369,074	14	27,293	—	—	—	—	27,307	—	27,307
Manager fees paid in stock	—	258,653	3	4,532	—	—	—	—	4,535	—	4,535
Net income	2,887	—	—	—	—	—	58,435	—	58,435	11,105	69,540
Dividends declared, $0.96 per share	—	—	—	—	—	—	(357,326)	—	(357,326)	—	(357,326)
Other comprehensive loss	—	—	—	—	—	—	—	(1,863)	(1,863)	—	(1,863)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	1,426	1,426
Distributions to non-controlling interests	(10,628)	—	—	—	—	—	—	—	—	(14,317)	(14,317)
Balance, June 30, 2026	$356,377	379,785,339	$3,798	$6,991,339	9,157,029	$(167,962)	$(337,909)	$9,697	$6,498,963	$328,086	$6,827,049

Balance, December 31, 2024	$426,695	344,858,379	$3,449	$6,322,763	7,448,691	$(138,022)	$235,323	$13,594	$6,437,107	$329,670	$6,766,777
Net proceeds from ATM agreement	—	1,561,634	16	31,089	—	—	—	—	31,105	—	31,105
Proceeds from DRIP Plan	—	34,572	—	660	—	—	—	—	660	—	660
Proceeds from employee stock purchase plan	—	82,025	1	1,389	—	—	—	—	1,390	—	1,390
Redemption of Class A Units	—	64,000	1	1,388	—	—	—	—	1,389	(1,389)	—
Share-based compensation	—	1,911,718	18	26,762	—	—	—	—	26,780	—	26,780
Manager fees paid in stock	—	575,517	6	11,390	—	—	—	—	11,396	—	11,396
Net income	1,115	—	—	—	—	—	242,069	—	242,069	7,613	249,682
Dividends declared, $0.96 per share	—	—	—	—	—	—	(328,877)	—	(328,877)	—	(328,877)
Other comprehensive loss	—	—	—	—	—	—	—	(809)	(809)	—	(809)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	1,489	1,489
Distributions to non-controlling interests	(2,357)	—	—	—	—	—	—	—	—	(16,316)	(16,316)
Balance, June 30, 2025	$425,453	349,087,845	$3,491	$6,395,441	7,448,691	$(138,022)	$148,515	$12,785	$6,422,210	$321,067	$6,743,277

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited, amounts in thousands)

	For the Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net income	$72,427	$250,797
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs, premiums and discounts on secured borrowings	25,199	22,861
Amortization of discounts and deferred financing costs on unsecured senior notes	7,816	5,426
Accretion of net discount on investment securities	(2,274)	(3,287)
Accretion of net deferred loan fees and discounts	(34,503)	(26,589)
Share-based compensation	27,307	26,780
Manager fees paid in stock	4,535	11,396
Change in fair value of investment securities	(37)	(172)
Change in fair value of consolidated VIEs	2,544	5,941
Change in fair value of servicing rights	(1,207)	(3,116)
Change in fair value of loans	12,729	(88,271)
Change in fair value of affordable housing fund investments	2,131	17,978
Change in fair value of derivatives	16,679	158,614
Foreign currency loss (gain), net	11,796	(118,552)
Gain on sale of investments and other assets, net	(3,058)	(31,662)
Credit loss provision (reversal), net	29,787	(19,333)
Depreciation and amortization	72,415	24,325
Earnings from unconsolidated entities	(3,534)	(8,409)
Distributions of earnings from unconsolidated entities	80	7,738
Loss (gain) on extinguishment of debt, net	335	(19,990)
Origination and purchase of loans held-for-sale, net of principal collections	(427,197)	(646,561)
Proceeds from sale of loans held-for-sale	523,911	743,164
Changes in operating assets and liabilities:
Related-party payable	(4,629)	(13,112)
Accrued and capitalized interest receivable, less purchased interest	(110,657)	(45,690)
Other assets	(32,208)	(33,523)
Accounts payable, accrued expenses and other liabilities	73,837	(65,242)
Net cash provided by operating activities	264,224	151,511
Cash Flows from Investing Activities:
Origination, purchase and funding of loans held-for-investment	(3,070,282)	(3,822,158)
Proceeds from principal collections on loans	2,074,083	1,559,497
Proceeds from loans sold	—	229,867
Purchase and funding of investment securities	(135,309)	(21,573)
Proceeds from sales and redemptions of investment securities	9,736	5,543
Proceeds from principal collections on investment securities	7,652	54,952
Proceeds from sales of real estate	86,985	58,903
Purchases and additions to properties and other assets	(355,182)	(14,756)
Proceeds from sale of interest in an unconsolidated entity	—	69,824
Distribution of capital from unconsolidated entities	—	250
Cash acquired in foreclosure	7,713	733
Payments for purchase or termination of derivatives	(29,492)	(16,090)
Proceeds from termination of derivatives	33,541	36,183
Net cash used in investing activities	(1,370,555)	(1,858,825)

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited, amounts in thousands)

	For the Six Months Ended June 30,
	2026	2025
Cash Flows from Financing Activities:
Proceeds from borrowings	$5,492,128	$6,659,763
Principal repayments on and repurchases of borrowings	(3,861,896)	(4,716,024)
Payment of deferred financing costs	(27,578)	(29,684)
Net proceeds from issuances of common stock	2,299	33,155
Payment of dividends	(356,995)	(326,033)
Contributions from non-controlling interests	1,426	1,489
Distributions to non-controlling interests	(24,945)	(18,673)
Purchase of treasury stock	(29,940)	—
Issuance of debt of consolidated VIEs	8,065	—
Repayment of debt of consolidated VIEs	(195,331)	(61,870)
Distributions of cash from consolidated VIEs	63,825	85,229
Net cash provided by financing activities	1,071,058	1,627,352
Net decrease in cash, cash equivalents and restricted cash	(35,273)	(79,962)
Cash, cash equivalents and restricted cash, beginning of period	674,647	553,995
Effect of exchange rate changes on cash	982	832
Cash, cash equivalents and restricted cash, end of period	$640,356	$474,865
Supplemental disclosure of cash flow information:
Cash paid for interest	$609,792	$561,948
Income taxes paid	5,202	154
Supplemental disclosure of non-cash investing and financing activities:
Dividends declared with respect to the second quarter, but not yet paid	$178,598	$164,898
Consolidation of VIEs (VIE asset/liability additions)	654,186	717,180
Deconsolidation of VIEs (VIE asset/liability reductions)	254,536	62,461
Net assets acquired through foreclosure:
Assets acquired, less cash	352,654	194,881
Liabilities assumed	12,047	2,489
Transfer of residential loans from VIE assets to loans held-for-investment upon redemption of a consolidated RMBS trust	229,828	—
Loan principal collections temporarily held at master servicer	15,803	6,406
Redemption of Class A Units for common stock	—	1,389
See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
As of June 30, 2026
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
We have four reportable business segments as of June 30, 2026 and we refer to the investments within these segments as our target assets:
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
These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (our “Form 10-K”), as filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the operating results for the full year.
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
We have elected the fair value option for certain eligible financial assets and liabilities of our consolidated securitization VIEs, residential loans held-for-investment, loans held-for-sale originated or acquired for future securitization and purchased CMBS issued by VIEs we could consolidate in the future. The fair value elections for VIE and securitization related items were made in order to mitigate accounting mismatches between the carrying value of the instruments and the related assets and liabilities that we consolidate at fair value. The fair value elections for residential loans held-for-investment were made in order to maintain consistency across all our residential loans. The fair value elections for mortgage loans held-for-sale were made due to the potential short-term holding period of these instruments.
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
Our only equity investment security was carried at fair value, with unrealized holding gains and losses recorded in earnings.
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

Nearly all of the Company’s unvested RSUs and RSAs contain rights to receive non-forfeitable dividends and thus are participating securities. In addition, the non-controlling interests that are redeemable with our common stock are considered participating securities because they earn a preferred return indexed to the dividend rate on our common stock (see Note 17). Due to the existence of these participating securities, the two-class method of computing EPS is required, unless another method is determined to be more dilutive. Under the two-class method, undistributed earnings are reallocated between shares of common stock and participating securities. For the three and six months ended June 30, 2026 and 2025, the two-class method resulted in the most dilutive EPS calculation.

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
We believe the estimates and assumptions underlying our consolidated financial statements are reasonable and supportable based on the information available as of June 30, 2026. Actual results may ultimately differ from those estimates.
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
On November 12, 2025, the FASB issued ASU 2025-08, Financial Instruments—Credit Losses (Topic 326): Purchased Loans, which eliminates the distinction between purchased credit-deteriorated and non-credit-deteriorated loans and expands the use of the gross-up approach for substantially all purchased financial assets. The ASU removes the requirement to recognize a day-one credit loss provision for most acquired loans and clarifies the subsequent measurement and interest income recognition for purchased financial assets. This ASU is effective for our fiscal year ending December 31, 2027, including interim periods within that year, with early adoption permitted. The guidance is to be applied prospectively to loans acquired on or after the adoption date, so will have no immediate effect on the Company's financial position or results of operations upon adoption.

3. Acquisitions and Divestitures
Acquisitions

During the three and six months ended June 30, 2026 and 2025, we had no significant acquisitions of properties or businesses other than properties acquired through loan foreclosure as discussed in Note 4 and properties acquired by Fundamental Income Properties, LLC (“Fundamental”) within our Property Segment as discussed in Note 6.

Divestitures

Commercial and Residential Lending Segment

During the three and six months ended June 30, 2026, we sold two units in a previously foreclosed residential conversion project in New York for $11.5 million. In connection with these sales, there was no gain or loss recognized in our condensed consolidated statements of operations.

During the six months ended June 30, 2026, we sold a multifamily property in Conyers, Georgia for $40.0 million, which qualified for sale accounting treatment under GAAP. The property had been acquired through foreclosure in February 2025 and during that year we recorded a $4.0 million impairment on the property. Upon sale, we recognized a net gain of $0.3 million, which is included within gain on sale of investments and other assets in our condensed consolidated statement of operations for the six months ended June 30, 2026. In connection therewith, we provided $32.0 million of three-year senior secured financing to the purchaser.

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

During the three and six months ended June 30, 2025, we sold an equity interest originally obtained in connection with a 2013 loan origination for gross proceeds of $70.0 million and recognized a gain of $51.4 million in our condensed consolidated statements of operations.

Investing and Servicing Segment Property Portfolio (“REIS Equity Portfolio”)

During the three and six months ended June 30, 2026, we sold a hospitality asset in New York City for $13.1 million. The property had been acquired through foreclosure in June 2024 after our Investing and Servicing segment acquired the related loan as nonperforming in October 2021. In connection with this sale, we recognized a gain of $2.3 million within gain on sale of investments and other assets in our condensed consolidated statements of operations.

During the three and six months ended June 30, 2026 and 2025, there were no other significant sales of property other than several properties sold by Fundamental as discussed in Note 6.

4. Loans
Our loans held-for-investment are accounted for at amortized cost and our loans held-for-sale are accounted for at the lower of cost or fair value, unless we have elected the fair value option for either. The following tables summarize our investments in mortgages and loans as of June 30, 2026 and December 31, 2025 (dollars in thousands):

June 30, 2026	Carrying Value	Face Amount	Weighted Average Coupon (1)	Weighted Average Life (“WAL”) (years)(2)
Loans held-for-investment:
Commercial loans:
First mortgages (3)	$16,799,181	$16,877,748	7.0%	2.7
Subordinated mortgages (4)	4,925	4,925	—%	—
Mezzanine loans (3)	289,855	291,722	10.4%	2.2
Other	50,630	50,738	9.5%	2.1
Total commercial loans	17,144,591	17,225,133
Infrastructure first priority loans	2,864,012	2,918,632	7.3%	5.0
Residential loans, fair value option	227,521	235,976	5.5%	N/A	(5)
Total loans held-for-investment	20,236,124	20,379,741
Loans held-for-sale:
Residential, fair value option	2,154,653	2,364,897	4.4%	N/A	(5)
Commercial, fair value option	62,828	65,038	6.2%	6.1
Total loans held-for-sale	2,217,481	2,429,935
Total gross loans	22,453,605	$22,809,676
Credit loss allowances:
Commercial loans held-for-investment	(406,224)
Infrastructure loans held-for-investment	(12,932)
Total allowances	(419,156)
Total net loans	$22,034,449

December 31, 2025
Loans held-for-investment:
Commercial loans:
First mortgages (3)	$16,086,585	$16,148,916	7.0%	2.7
Subordinated mortgages (4)	15,683	15,290	11.1%	0.1
Mezzanine loans (3)	311,175	313,619	10.8%	2.8
Other	51,255	51,688	9.1%	2.6
Total commercial loans	16,464,698	16,529,513
Infrastructure first priority loans	2,838,856	2,890,373	7.4%	5.1
Total loans held-for-investment	19,303,554	19,419,886
Loans held-for-sale:
Residential, fair value option	2,278,067	2,455,552	4.4%	N/A	(5)
Commercial, fair value option	45,476	47,300	6.4%	8.5
Total loans held-for-sale	2,323,543	2,502,852
Total gross loans	21,627,097	$21,922,738
Credit loss allowances:
Commercial loans held-for-investment	(426,365)
Infrastructure loans held-for-investment	(14,477)
Total allowances	(440,842)
Total net loans	$21,186,255

______________________________________________________________________________________________________________________
(1)Calculated using applicable index rates as of June 30, 2026 and December 31, 2025 for variable rate loans and excludes loans for which interest income is not recognized.
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
(3)First mortgages include first mortgage loans and any contiguous mezzanine loan components because as a whole, the expected credit quality of these loans is more similar to that of a first mortgage loan. The application of this methodology resulted in mezzanine loans with carrying values of $1.4 billion and $1.3 billion being classified as first mortgages as of June 30, 2026 and December 31, 2025, respectively.
(4)Subordinated mortgages include B-Notes and junior participation in first mortgages where we do not own the senior A-Note or senior participation. If we own both the A-Note and B-Note, we categorize the loan as a first mortgage loan.
(5)Residential loans have a weighted average remaining contractual life of 25.4 years and 25.8 years as of June 30, 2026 and December 31, 2025, respectively. Loans held-for-investment represent residential loans transferred from VIE assets upon redemption of a consolidated RMBS trust.
As of June 30, 2026, our variable rate loans held-for-investment, excluding loans for which interest income is not recognized, were as follows (dollars in thousands):

June 30, 2026	Carrying Value	Weighted-average Spread Above Index
Commercial loans	$15,856,863	3.3%
Infrastructure loans	2,864,012	3.5%
Total variable rate loans held-for-investment	$18,720,875	3.3%

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
The significant credit quality indicators for our loans measured at amortized cost, which excludes loans held at fair value, were as follows as of June 30, 2026 (dollars in thousands):

	Term Loans Amortized Cost Basis by Origination Year						Total Amortized Cost Basis	Credit Loss Allowance
As of June 30, 2026	2026	2025	2024	2023	2022	Prior
Commercial loans:
Credit quality indicator:
LTV < 60%	$—	$1,624,744	$426,948	$427,599	$518,037	$618,905	$3,616,233	$1,929
LTV 60% - 70%	476,445	3,095,397	182,719	232,705	1,481,136	1,695,115	7,163,517	10,569
LTV > 70%	895,624	588,612	280,485	205,211	1,450,495	2,895,366	6,315,793	361,959
Credit deteriorated	—	—	—	—	—	40,448	40,448	31,767
Defeased and other	—	4,050	—	4,550	—	—	8,600	—
Total commercial	$1,372,069	$5,312,803	$890,152	$870,065	$3,449,668	$5,249,834	$17,144,591	$406,224
Infrastructure loans:
Credit quality indicator:
Power	$540,425	$966,325	$171,790	$97,460	$—	$36,008	$1,812,008	$7,582
Oil and gas	99,189	650,670	277,583	24,562	—	—	1,052,004	5,350
Total infrastructure	$639,614	$1,616,995	$449,373	$122,022	$—	$36,008	$2,864,012	$12,932
Residential loans held-for-investment, fair value option							227,521	—
Loans held-for-sale							2,217,481	—
Total gross loans							$22,453,605	$419,156

Non-Credit Deteriorated Loans
As of June 30, 2026, we had three commercial loans with a combined amortized cost basis of $649.5 million along with $93.5 million of residential loans that were 90 days or greater past due. All of these loans were on nonaccrual as of June 30, 2026, except for a commercial loan with an amortized cost basis of $274.3 million, for which we acquired the additional remaining senior mortgage interest of $143.8 million from a third party lender during the three months ended March 31, 2026, in order to preserve our rights as the mezzanine lender. We also had four commercial loans with a combined amortized cost basis of $438.2 million on nonaccrual that were not 90 days or greater past due as of June 30, 2026. None of these loans were considered credit deteriorated. As of December 31, 2025, we had a total of $967.7 million of non-credit deteriorated loans on nonaccrual. During the three and six months ended June 30, 2026, no additional non-credit deteriorated commercial loans were placed on nonaccrual. During the six months ended June 30, 2026 a $242.4 million commercial loan was resolved through foreclosure (see related discussion below).
Credit Deteriorated Loans
As of June 30, 2026, we had two loans with a combined amortized cost basis of $40.4 million which were deemed credit deteriorated and are on nonaccrual under the cost recovery method: (i) a $35.5 million commercial mezzanine loan on an office portfolio in Ireland placed on nonaccrual during 2025, which carries a $26.8 million specific credit loss allowance. The loan was deemed credit deteriorated based on the terms of a modification whereby the sponsor will not fund future debt service shortfalls or capital expenditures; and (ii) a $4.9 million commercial subordinated loan secured by a department store in Chicago which was deemed credit deteriorated and was fully reserved in prior years. During the six months ended June 30, 2026, a $90.7 million credit deteriorated commercial loan placed on nonaccrual during 2025, with a $19.7 million specific credit loss allowance provided in late 2025, was resolved through foreclosure (see related discussion below).

Foreclosure and Equity Control
During the six months ended June 30, 2026, we foreclosed on or otherwise obtained control over the following loan collateral and recorded properties and associated assets and liabilities in accordance with the asset acquisition provisions of ASC 805:
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

Loan Modifications
We may amend or modify a loan based on its specific facts and circumstances. The modified terms and subsequent performance of the modified loans are considered in the determination of our general and specific CECL reserves. During the six months ended June 30, 2026, we made modifications to one commercial loan disclosable under ASU 2022-02, Troubled Debt Restructurings and Vintage Disclosures. There were no such modifications made during the six months ended June 30, 2025.
During the six months ended June 30, 2026, we entered into a modification of a commercial loan that required disclosure pursuant to ASU 2022-02. The loan had an amortized cost basis of $88.7 million, representing 0.52% of our commercial loans as of June 30, 2026. We granted an other-than-insignificant payment delay in the form of an initial maturity term extension from January 2026 to October 2028, reduced the interest rate by 95 bps and included minimum required paydowns. The interest rate reduction is fully recovered in a new exit fee.
Performance of Previously Modified Loans:
Loans with modifications disclosed in the previous twelve months under ASU 2022-02 are performing in accordance with their modified terms through June 30, 2026.
Other Modifications:
While not required to be disclosed pursuant to ASU 2022-02 because the financial difficulty criteria is not met, we modified three loans and a portfolio of four cross collateralized loans during the six months ended June 30, 2026 by reducing the interest rate spread on the loans, with such reductions partially or fully recoverable by new exit fees. During the three months ended June 30, 2026, we received a $113.5 million repayment from the sale of one of the cross collateralized assets in the aforementioned portfolio. The amortized cost basis of the remaining loans totaled $482.4 million as of June 30, 2026. In each case, the borrowers contributed additional equity in order to receive the modifications. There were no such modifications made during the six months ended June 30, 2025.

Credit Loss Allowance Activity
The following tables present the activity in our credit loss allowance for funded loans and unfunded commitments (amounts in thousands):

	Funded Commitments Credit Loss Allowance
	Loans Held-for-Investment		Total Funded Loans
Six Months Ended June 30, 2026	Commercial	Infrastructure
Credit loss allowance at December 31, 2025	$426,365	$14,477	$440,842
Credit loss provision (reversal), net	5,632	(1,545)	4,087
Charge-offs (1)	(25,014)	—	(25,014)
Foreign currency	(759)	—	(759)
Credit loss allowance at June 30, 2026	$406,224	$12,932	$419,156
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

	Unfunded Commitments Credit Loss Allowance (1)
	Loans Held-for-Investment		HTM Preferred
Six Months Ended June 30, 2026	Commercial	Infrastructure	Interests (2)	CMBS (2)	Total
Credit loss allowance at December 31, 2025	$13,410	$1,354	$13,471	$2	$28,237
Credit loss provision (reversal), net	9,453	457	(2,098)	(1)	7,811
Credit loss allowance at June 30, 2026	$22,863	$1,811	$11,373	$1	$36,048
Memo: Unfunded commitments as of June 30, 2026 (3)	$2,238,594	$270,731	$40,890	$13,179	$2,563,394
______________________________________________________________________________________________________________________
(1)Included in accounts payable, accrued expenses and other liabilities in our consolidated balance sheets.
(2)See Note 5 for further details.
(3)Represents amounts expected to be funded (see Note 22).
Loan Portfolio Activity
The activity in our loan portfolio was as follows (amounts in thousands):

	Held-for-Investment Loans
Six Months Ended June 30, 2026	Commercial	Infrastructure	Residential	Held-for-Sale Loans	Total Loans
Balance at December 31, 2025	$16,038,333	$2,824,379	$—	$2,323,543	$21,186,255
Acquisitions/originations/additional funding	2,292,856	777,426	—	520,300	3,590,582
Capitalized interest (1)	66,663	—	—	—	66,663
Basis of loans sold (2)	—	—	—	(523,911)	(523,911)
Loan maturities/principal repayments	(1,288,037)	(765,351)	(1,106)	(89,932)	(2,144,426)
Discount accretion/premium amortization	21,422	13,081	—	—	34,503
Changes in fair value	—	—	(1,201)	(11,528)	(12,729)
Foreign currency translation loss, net	(45,973)	—	—	—	(45,973)
Credit loss (provision) reversal, net	(5,632)	1,545	—	—	(4,087)
Loan foreclosures	(341,265)	—	—	(1,019)	(342,284)	(3)
Transfer to/from other asset classifications or between segments	—	—	229,828	28	229,856	(4)
Balance at June 30, 2026	$16,738,367	$2,851,080	$227,521	$2,217,481	$22,034,449

	Held-for-Investment Loans
Six Months Ended June 30, 2025	Commercial	Infrastructure	Held-for-Sale Loans	Total Loans
Balance at December 31, 2024	$12,895,064	$2,541,949	$2,516,008	$17,953,021
Acquisitions/originations/additional funding	2,594,744	1,227,414	756,095	4,578,253
Capitalized interest (1)	49,359	—	—	49,359
Basis of loans sold (2)	(230,267)	—	(743,164)	(973,431)
Loan maturities/principal repayments	(795,505)	(723,750)	(114,209)	(1,633,464)
Discount accretion/premium amortization	14,365	12,224	—	26,589
Changes in fair value	—	—	88,271	88,271
Foreign currency translation gain, net	403,248	4,994	—	408,242
Credit loss reversal (provision), net	16,259	(2,509)	—	13,750
Loan foreclosures	(182,203)	—	(8,163)	(190,366)	(5)
Balance at June 30, 2025	$14,765,064	$3,060,322	$2,494,838	$20,320,224
______________________________________________________________________________________________________________________
(1)Represents accrued interest income on loans whose terms do not require current payment of interest.
(2)See Note 12 for additional disclosure on these transactions.
(3)Represents (i) the $242.4 million carrying value of a first mortgage loan on a mixed use property in Dallas, Texas foreclosed in February 2026, (ii) the $71.0 million carrying value of a first mortgage loan on a multifamily property in Phoenix, Arizona foreclosed in January 2026, (iii) the $27.9 million carrying value of a first mortgage loan on a multifamily property in Dallas, Texas foreclosed in March 2026 and (iv) $1.0 million of residential mortgage loans foreclosed.
(4)Net transfers primarily represent residential loans transferred from VIE assets upon redemption of a consolidated RMBS trust.
(5)Represents (i) the $83.9 million carrying value of a first mortgage and mezzanine loan on a multifamily property in Windermere, Florida foreclosed in May 2025, (ii) the $54.3 million carrying value of a first mortgage and mezzanine loan on a life science property in Boston, Massachusetts foreclosed in June 2025, (iii) the $44.0 million carrying value of a first mortgage and mezzanine loan on a multifamily property in Conyers, Georgia foreclosed in February 2025 and sold during the three months ended March 31, 2026 (see Notes 3 and 6) and (iv) $8.2 million of residential mortgage loans foreclosed.
5. Investment Securities
Investment securities were comprised of the following as of June 30, 2026 and December 31, 2025 (amounts in thousands):

	Carrying Value as of
	June 30, 2026	December 31, 2025
RMBS, available-for-sale	$84,800	$88,283
RMBS, fair value option (1)	312,961	404,688
CMBS, fair value option (1), (2)	1,262,903	1,284,863
HTM debt securities, amortized cost net of credit loss allowance of $55,258 and $37,369	283,049	179,567
Equity security, fair value	—	628
Subtotal—Investment securities	1,943,713	1,958,029
VIE eliminations (1)	(1,540,884)	(1,657,029)
Total investment securities	$402,829	$301,000
_____________________________________________________________________________________________________________________
(1)Certain fair value option CMBS and RMBS are eliminated in consolidation against VIE liabilities pursuant to ASC 810.
(2)Includes $144.6 million and $146.5 million of non-controlling interests in the consolidated entities which hold certain of these CMBS as of June 30, 2026 and December 31, 2025, respectively.

Purchases, sales and redemptions, and principal collections for all investment securities were as follows (amounts in thousands):

	RMBS, available-for-sale	RMBS, fair value option	CMBS, fair value option	HTM Securities	Equity Security	Securitization VIEs (1)	Total
Three Months Ended June 30, 2026
Purchases/fundings	$—	$—	$46,791	$110,239	$—	$(44,454)	$112,576
Sales and redemptions	—	—	13,311	—	—	(4,200)	9,111
Principal collections	1,771	7,710	4,988	891	—	(12,539)	2,821
Redemptions	—	82,082	—	—	—	(82,082)	—
Three Months Ended June 30, 2025
Purchases/fundings	$—	$—	$56,999	$7,747	$—	$(56,999)	$7,747
Sales and redemptions	—	—	4,193	—	—	—	4,193
Principal collections	1,825	10,078	3,073	118	—	(13,109)	1,985

	RMBS, available-for-sale	RMBS, fair value option	CMBS, fair value option		HTM Securities	Equity Security	Securitization VIEs (1)	Total
Six Months Ended June 30, 2026
Purchases/fundings	$—	$—	$53,318		$126,445	$—	$(44,454)	$135,309
Sales and redemptions	—	—	17,176		—	625	(8,065)	9,736
Principal collections	3,710	15,885	48,465		3,417	—	(63,825)	7,652
Redemptions	—	82,082	—		—	—	(82,082)	—
Six Months Ended June 30, 2025
Purchases/fundings	$—	$—	$65,665	(2)	$17,546	$—	$(61,638)	$21,573
Sales and redemptions	—	—	4,193		—	1,350	—	5,543
Principal collections	3,898	20,158	65,157		50,968	—	(85,229)	54,952
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
RMBS, Available-for-Sale
The Company classified all of its RMBS not eliminated in consolidation as available-for-sale as of June 30, 2026 and December 31, 2025. These RMBS are reported at fair value in the balance sheet with changes in fair value recorded in accumulated other comprehensive income (“AOCI”).

The tables below summarize various attributes of our investments in available-for-sale RMBS as of June 30, 2026 and December 31, 2025 (amounts in thousands):

				Unrealized Gains or (Losses) Recognized in AOCI
	Amortized Cost	Credit Loss Allowance	Net Basis	Gross Unrealized Gains	Gross Unrealized Losses	Net Fair Value Adjustment	Fair Value
June 30, 2026
RMBS	$75,102	$—	$75,103	$11,556	$(1,859)	$9,697	$84,800
December 31, 2025
RMBS	$76,723	$—	$76,723	$13,340	$(1,780)	$11,560	$88,283

	Weighted Average Coupon (1)	WAL (Years) (2)
June 30, 2026
RMBS	4.4%	7.2
______________________________________________________________________________________________________________________
(1)Calculated using the June 30, 2026 SOFR rate of 3.654% for floating rate securities.
(2)Represents the remaining WAL of each respective group of securities as of the balance sheet date. The WAL of each individual security is calculated using projected amounts and projected timing of future principal payments.
As of June 30, 2026, approximately $75.5 million, or 89%, of RMBS were variable rate. We purchased all of the RMBS at a discount, a portion of which is accreted into income over the expected remaining life of the security. The majority of the income from this strategy is earned from the accretion of this accretable discount.
We have engaged a third party manager who specializes in RMBS to execute the trading of RMBS, the cost of which was $0.2 million for both the three months ended June 30, 2026 and 2025, and $0.2 million and $0.4 million for the six months ended June 30, 2026 and 2025, respectively, recorded as management fees in the accompanying condensed consolidated statements of operations.
The following table presents the gross unrealized losses and estimated fair value of any available-for-sale securities that were in an unrealized loss position as of June 30, 2026 and December 31, 2025, and for which an allowance for credit losses has not been recorded (amounts in thousands):

	Estimated Fair Value		Unrealized Losses
	Securities with a loss less than 12 months	Securities with a loss greater than 12 months	Securities with a loss less than 12 months	Securities with a loss greater than 12 months
As of June 30, 2026
RMBS	$1,401	$10,421	$(36)	$(1,823)
As of December 31, 2025
RMBS	$480	$10,943	$—	$(1,780)
As of June 30, 2026 and December 31, 2025, there were 19 and 14 securities, respectively, with unrealized losses reflected in the table above. After evaluating the securities, we concluded that the unrealized losses reflected above were noncredit-related and would be recovered from the securities’ estimated future cash flows. We considered a number of factors in reaching this conclusion, including that we did not intend to sell the securities, it was not considered more likely than not that we would be forced to sell the securities prior to recovering our amortized cost, and there were no material credit events that would have caused us to otherwise conclude that we would not recover our cost. Credit losses, if any, are calculated by comparing (i) the estimated future cash flows of each security discounted at the yield determined as of the initial acquisition date or, if since revised, as of the last date previously revised, to (ii) our net amortized cost basis. Significant judgment is used in projecting cash flows for our non-agency RMBS. As a result, actual income and/or credit losses could be materially different from what is currently projected and/or reported.
CMBS and RMBS, Fair Value Option
As discussed in the “Fair Value Option” section of Note 2 herein, we elect the fair value option for certain CMBS and RMBS in an effort to eliminate accounting mismatches resulting from the current or potential consolidation of securitization VIEs. As of June 30, 2026, the fair value and unpaid principal balance of CMBS where we have elected the fair value option, excluding the notional value of interest-only securities and before consolidation of securitization VIEs, were $1.3 billion and $2.8 billion, respectively. As of June 30, 2026, the fair value and unpaid principal balance of RMBS where we have elected the fair value option, excluding the notional value of interest-only securities and before consolidation of securitization VIEs, were $313.0 million and $238.0 million, respectively. The $1.6 billion total fair value balance of CMBS and RMBS represents our economic interests in these assets. However, as a result of our consolidation of securitization VIEs, the vast majority of this fair value (all except $35.0 million at June 30, 2026) is eliminated against VIE liabilities before arriving at our GAAP balance for fair value option investment securities.
As of June 30, 2026, none of our CMBS or RMBS were variable rate.

HTM Debt Securities, Amortized Cost
The table below summarizes our investments in HTM debt securities as of June 30, 2026 and December 31, 2025 (amounts in thousands):

	Amortized Cost Basis	Credit Loss Allowance	Net Carrying Amount	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
June 30, 2026
CMBS	$89,441	$(7)	$89,434	$438	$(10,905)	$78,967
Preferred interests	114,267	(44,587)	69,680	—	(31,869)	37,811
Infrastructure bonds	134,599	(10,664)	123,935	1,343	—	125,278
Total	$338,307	$(55,258)	$283,049	$1,781	$(42,774)	$242,056

December 31, 2025
CMBS	$92,629	$(13)	$92,616	$603	$(11,436)	$81,783
Preferred interests	82,844	(27,166)	55,678	—	(22,942)	32,736
Infrastructure bonds	41,463	(10,190)	31,273	650	—	31,923
Total	$216,936	$(37,369)	$179,567	$1,253	$(34,378)	$146,442
The following table presents the activity in our credit loss allowance for HTM debt securities (amounts in thousands):

	CMBS	Preferred Interests	Infrastructure Bonds	Total HTM Credit Loss Allowance
Six Months Ended June 30, 2026
Credit loss allowance at December 31, 2025	$13	$27,166	$10,190	$37,369
Credit loss (reversal) provision, net	(6)	17,421	474	17,889
Credit loss allowance at June 30, 2026	$7	$44,587	$10,664	$55,258
As of June 30, 2026 and December 31, 2025, we had a $10.0 million specific credit loss allowance on a $19.2 million infrastructure bond that is collateralized by a first priority lien on a coal-fired power plant in Mississippi. It was deemed credit deteriorated when we acquired the Infrastructure Lending Segment in 2018 and was placed on nonaccrual under the cost recovery method in 2023 due to a forbearance and restructuring plan agreed between the lenders and borrower that was necessitated by operating shortfalls at the plant.
We also had seven commercial lending preferred interests with a combined amortized cost basis of $96.4 million on nonaccrual that were not 90 days or greater past due as of June 30, 2026, with total unfunded commitments of $46.0 million. As of December 31, 2025, we had seven commercial lending preferred interests with a combined amortized cost basis of $65.0 million on nonaccrual that were not 90 days or greater past due, with total unfunded commitments of $76.4 million. All of these investments were made in connection with loan modifications, but are not considered credit deteriorated.

The table below summarizes the maturities of our HTM debt securities by type as of June 30, 2026 (amounts in thousands):

	CMBS	Preferred Interests	Infrastructure Bonds	Total
Less than one year	$25,453	$37,948	$—	$63,401
One to three years	—	15,740	4,569	20,309
Three to five years	63,981	15,992	4,946	84,919
Thereafter	—	—	114,420	114,420
Total	$89,434	$69,680	$123,935	$283,049

Equity Security, Fair Value
During 2012, we acquired 9,140,000 ordinary shares from a related-party in Starwood European Real Estate Finance Limited (“SEREF”), a debt fund that is externally managed by an affiliate of our Manager and is listed on the London Stock Exchange. As of December 31, 2025, we held 536,129 shares of SEREF that had not yet been redeemed, with a fair value of $0.6 million. During the six months ended June 30, 2026, this entity entered liquidation and was delisted from the London Stock Exchange. The remaining 536,129 shares were redeemed by SEREF for proceeds of $0.6 million, reducing our basis to zero.
6. Properties
Our properties are held within the following portfolios:
Property Segment - Fundamental
In July 2025, we acquired Fundamental by way of merger. As of June 30, 2026, Fundamental owned 527 single-tenant properties, spanning 16.9 million square feet across 44 states, 72 industries and 123 tenants. The properties, which consist of retail, industrial and service facilities, among others, are leased under 138 individual and master net operating lease agreements with a 16.8 year weighted-average lease base term. Fundamental had total gross properties and lease intangibles of $2.7 billion and debt of $1.7 billion as of June 30, 2026.
During the three months ended June 30, 2026, Fundamental acquired 16 additional net lease properties for $179.0 million and sold four properties subject to a single master lease for $2.3 million, resulting in an immaterial gain. During the six months ended June 30, 2026, Fundamental acquired 48 additional net lease properties for $308.6 million and sold 13 properties subject to two master leases for $24.7 million. Upon sale, we recognized a total net gain of $0.5 million, which is included within gain on sale of investments and other assets in our condensed consolidated statement of operations.
Property Segment - Medical Office Portfolio
The Medical Office Portfolio is comprised of 34 medical office buildings acquired during the year ended December 31, 2016. These properties, which collectively comprise 1.9 million square feet, are geographically dispersed throughout the U.S. and primarily affiliated with major hospitals or located on or adjacent to major hospital campuses. The Medical Office Portfolio includes total gross properties and lease intangibles of $795.0 million and debt of $444.1 million as of June 30, 2026.
Property Segment - D.C. Multifamily Conversion
A vacant office building in Washington, D.C. was acquired in a loan foreclosure in May 2024 and transferred to our Property Segment with the expectation that we will convert it to multifamily use. That property has a carrying value of $123.1 million, of which $97.0 million represents construction in progress and $26.1 million represents land and land improvements, and no associated debt as of June 30, 2026.
Property Segment - Capitalized Interest
During the three and six months ended June 30, 2026, $1.5 million and $1.9 million, respectively, of interest was capitalized for construction in progress related to the Fundamental and the D.C. Multifamily Conversion portfolios. No such interest was capitalized during the three and six months ended June 30, 2025.

Investing and Servicing Segment Property Portfolio (“REIS Equity Portfolio”)
The REIS Equity Portfolio is comprised of 4 commercial real estate properties and one equity interest in an unconsolidated real estate property (see Note 8), which were acquired from CMBS trusts over time. The REIS Equity Portfolio includes total gross properties and lease intangibles of $75.1 million and debt of $37.3 million as of June 30, 2026.

Commercial and Residential Lending Segment Property Portfolio
The Commercial and Residential Lending Segment Portfolio represents properties acquired through loan foreclosure or exercise of control over a mezzanine loan borrower’s pledged equity interests. This portfolio includes total gross properties and lease intangibles of $1.1 billion and debt of $29.8 million as of June 30, 2026.
Woodstar Portfolios
Refer to Note 7 for a discussion of our Woodstar I and Woodstar II Portfolios which are not included in the table below.
The table below summarizes our properties held-for-investment as of June 30, 2026 and December 31, 2025 (dollars in thousands):

	Depreciable Life	June 30, 2026	December 31, 2025
Property Segment
Land and land improvements	0 - 15 years	$832,555	$769,318
Buildings and building improvements	0 - 40 years	2,199,306	1,978,498
Construction in progress	N/A	163,539	138,069
Furniture & fixtures	3 - 5 years	1,456	1,451
Investing and Servicing Segment
Land and land improvements	0 - 15 years	11,916	16,567
Buildings and building improvements	3 - 33 years	45,762	49,719
Furniture & fixtures	1 - 5 years	2,344	2,328
Commercial and Residential Lending Segment
Land and land improvements	0 - 13 years	184,276	143,090
Buildings and building improvements	30 - 50 years	616,246	356,440
Construction in progress	N/A	238,145	245,794
Furniture & fixtures	5 - 7 years	12,323	2,003
Properties, cost		4,307,868	3,703,277
Less: accumulated depreciation		(309,199)	(254,625)
Properties, net		$3,998,669	$3,448,652

Commercial and Residential Lending Segment Property Portfolio

During the three and six months ended June 30, 2026, we sold two units in a residential conversion project in New York for $11.5 million. In connection with these sales, there was no gain or loss recognized in our condensed consolidated statements of operations.

During the six months ended June 30, 2026, we sold a multifamily property in Conyers, Georgia for $40.0 million, which qualified for sale accounting treatment under GAAP. The property had been acquired through foreclosure in February 2025 and during that year we recorded a $4.0 million impairment on the property. Upon sale, we recognized a net gain of $0.3 million, which is included within gain on sale of investments and other assets in our condensed consolidated statement of operations for the six months ended June 30, 2026. In connection therewith, we provided $32.0 million of three-year senior secured financing to the purchaser.

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

During the three and six months ended June 30, 2025, we also sold a multifamily property for $54.5 million which did not qualify for sale accounting treatment under GAAP. In connection therewith, we provided $45.8 million of three-year senior secured financing to the purchaser, along with an up to $6.0 million unfunded commitment for future property improvements during the loan term. Such sale will be recognized under GAAP if and when collection of the financed amount becomes probable. In the meantime, the $52.9 million net carrying value of the property as of June 30, 2026 remains within properties on our condensed consolidated balance sheet and the initial down payment of $8.9 million and subsequent interest payments of $1.3 million received from the purchaser are recorded as a deposit liability within accounts payable, accrued expenses and other liabilities on our condensed consolidated balance sheet as of June 30, 2026.
Investing and Servicing Segment Property Portfolio
During the three and six months ended June 30, 2026, we sold a hospitality asset in New York City for $13.1 million. The property had been acquired through foreclosure in June 2024 after our Investing and Servicing segment acquired the loan as nonperforming in October 2021. In connection with this sale, we recognized a gain of $2.3 million within gain on sale of investments and other assets in our condensed consolidated statement of operations.

During the three and six months ended June 30, 2026 and 2025, there were no other significant sales of property.

7. Investments of Consolidated Affordable Housing Fund
As discussed in Note 2, we established the Woodstar Fund effective November 5, 2021, an investment fund which holds our Woodstar multifamily affordable housing portfolios. The Woodstar Portfolios consist of the following:

Woodstar I Portfolio
As of June 30, 2026, the Woodstar I Portfolio was comprised of 31 affordable housing communities with 8,684 units concentrated primarily in the Tampa, Orlando and West Palm Beach metropolitan areas. We acquired 18 of the affordable housing communities in 2015 and another 14 communities in 2016. We sold one of those communities in December 2025. The Woodstar I Portfolio includes properties at fair value of $1.8 billion and debt at fair value of $1.0 billion as of June 30, 2026.
Woodstar II Portfolio
The Woodstar II Portfolio is comprised of 27 affordable housing communities with 6,109 units concentrated primarily in Central and South Florida. We acquired eight of the 27 affordable housing communities in 2017, with the final 19 communities acquired in 2018. The Woodstar II Portfolio includes properties at fair value of $1.4 billion and debt at fair value of $499.5 million as of June 30, 2026.
Income from the Woodstar Fund’s investments reflects the following components for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Distributions from affordable housing fund investments	$8,994	$15,058	$19,524	$27,003
Unrealized change in fair value of investments (1)	(4,065)	(9,943)	(2,131)	(17,978)
Income from affordable housing fund investments	$4,929	$5,115	$17,393	$9,025
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

8. Investments in Unconsolidated Entities
The table below summarizes our investments in unconsolidated entities as of June 30, 2026 and December 31, 2025 (dollars in thousands):

	Participation / Ownership % (1)	Carrying value as of
		June 30, 2026	December 31, 2025
Equity method investments:
Equity interests in two natural gas power plants	10% - 12%	$61,056	$57,537
Equity interest in a retail center in Hawaii	25%	5,526	5,637
Investor entity which owns equity in an online real estate company	50%	5,183	5,142
Various	(2)	—	—
		71,765	68,316
Other equity investments:
Equity interest in a servicing and advisory business	2%	7,462	7,462
Equity interest in a data center business in Ireland	0.54%	7,672	7,672
Investment funds which own equity in a loan servicer and other real estate assets	4% - 6%	695	695
Various	3% - 15%	607	607
		16,436	16,436
		$88,201	$84,752
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
There were no differences between the carrying value of our equity method investments and the underlying equity in the net assets of the investees as of June 30, 2026.
During the three and six months ended June 30, 2026, we did not become aware of (i) any observable price changes in our other equity investments accounted for under the fair value practicability election or (ii) any indicators of impairment.

9. Goodwill and Intangibles
Goodwill
Goodwill is tested for impairment annually in the fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
Infrastructure Lending Segment
The Infrastructure Lending Segment’s goodwill of $119.4 million at both June 30, 2026 and December 31, 2025 represents the excess of consideration transferred over the fair value of net assets acquired on September 19, 2018 and October 15, 2018. The goodwill recognized is attributable to value embedded in the acquired Infrastructure Lending Segment’s lending platform.
LNR Property LLC (“LNR”)
The Investing and Servicing Segment’s goodwill of $140.4 million at both June 30, 2026 and December 31, 2025 represents the excess of consideration transferred over the fair value of net assets of LNR acquired on April 19, 2013. The goodwill recognized is attributable to value embedded in LNR’s existing platform, which includes a network of commercial real estate asset managers, work-out specialists, underwriters and administrative support professionals as well as proprietary historical performance data on commercial real estate assets.
Intangible Assets
Servicing Rights Intangibles
In connection with the LNR acquisition, we identified domestic servicing rights that existed at the purchase date, based upon the expected future cash flows of the associated servicing contracts. As of June 30, 2026 and December 31, 2025, the balance of the domestic servicing intangible was net of $38.1 million and $37.3 million, respectively, which was eliminated in consolidation pursuant to ASC 810 against VIE assets in connection with our consolidation of securitization VIEs. Before VIE consolidation, as of June 30, 2026 and December 31, 2025, the domestic servicing intangible had a balance of $67.6 million and $65.5 million, respectively, which represents our economic interest in this asset.
Lease Intangibles
In connection with our acquisitions of commercial real estate, we recognized in-place lease intangible assets and favorable lease intangible assets or unfavorable lease liabilities associated with certain non-cancelable operating leases of the acquired properties.
The following table summarizes our intangible assets, which are comprised of servicing rights intangibles and lease intangibles, as of June 30, 2026 and December 31, 2025 (amounts in thousands):

	As of June 30, 2026			As of December 31, 2025
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Domestic servicing rights, at fair value	$29,487	$—	$29,487	$28,280	$—	$28,280
In-place lease intangible assets	416,958	(85,117)	331,841	399,387	(73,986)	325,401
Favorable lease intangible assets	95,593	(15,947)	79,646	95,943	(13,565)	82,378
Total net intangible assets	$542,038	$(101,064)	$440,974	$523,610	$(87,551)	$436,059
Memo: Unfavorable lease (liabilities) (1)	$(36,319)	$3,271	$(33,048)	$(35,460)	$2,778	$(32,682)
_____________________________________________________________________________________________________________________
(1)Unfavorable lease liabilities are classified within accounts payable, accrued expenses and other liabilities on our condensed consolidated balance sheets.

The following table summarizes the activity within intangible assets for the six months ended June 30, 2026 (amounts in thousands):

	Domestic Servicing Rights	In-place Lease Intangible Assets	Favorable Lease Intangible Assets	Total Intangible Assets	Memo: Unfavorable Lease Liabilities
Balance as of January 1, 2026	$28,280	$325,401	$82,378	$436,059	$(32,682)
Acquisitions (1)	—	21,345	365	21,710	(1,546)
Amortization	—	(11,257)	(2,406)	(13,663)	1,180
Sales	—	(3,648)	(691)	(4,339)	—
Changes in fair value due to changes in inputs and assumptions	1,207	—	—	1,207	—
Balance as of June 30, 2026	$29,487	$331,841	$79,646	$440,974	$(33,048)
___________________________________________________
(1)    Represents in-place and favorable lease intangible assets and unfavorable lease liabilities related to property acquisitions by Fundamental with in-place leases. The weighted average amortization period of these lease intangible assets and unfavorable lease liabilities is 15.4 years and 15.6 years, respectively.
The following table sets forth the estimated aggregate amortization of our in-place lease intangible assets, favorable lease intangible assets and unfavorable lease liabilities for the next five years and thereafter (amounts in thousands):

	Asset Amortization	Liability Amortization
2026 (remainder of)	$14,069	$(1,214)
2027	27,978	(2,424)
2028	27,975	(2,423)
2029	27,941	(2,422)
2030	27,688	(2,422)
Thereafter	285,836	(22,143)
Total	$411,487	$(33,048)

10. Secured Borrowings
Secured Financing Agreements
The following table is a summary of our secured financing agreements in place as of June 30, 2026 and December 31, 2025 (dollars in thousands):

											Outstanding Balance at
	Current Maturity		Extended Maturity (a)		Weighted Average Coupon		Pledged Asset Carrying Value		Maximum Facility Size		June 30, 2026		December 31, 2025
Repurchase Agreements:
Commercial Loans	Aug 2026 to May 2031	(b)	Jun 2029 to Feb 2035	(b)	Index + 1.81%	(c)	$11,135,932		$12,336,490	(d)	$6,884,783		$6,048,734
Residential Loans	Feb 2027 to Oct 2027		Mar 2027 to Sep 2028		SOFR + 1.61%		2,380,163		2,950,000		2,050,076		1,929,400
Infrastructure Loans	Sep 2027		Sep 2029		SOFR + 2.00%		238,641		650,000		157,074		211,651
Conduit Loans	Dec 2026 to Jun 2028		Dec 2027 to Jun 2029		SOFR + 2.00%		21,006		375,000		16,125		—
CMBS/RMBS	Nov 2026 to Apr 2032	(e)	Nov 2026 to Oct 2032	(e)	(f)		1,040,989		846,563		651,371	(g)	700,307
Total Repurchase Agreements							14,816,731		17,158,053		9,759,429		8,890,092
Other Secured Financing:
Borrowing Base Facility	Oct 2027		Oct 2029		SOFR + 2.00%		27,811		1,250,000	(h)	3,000		2,000
Commercial Financing Facilities	Jan 2027 to Apr 2030		Jan 2027 to Feb 2035		Index + 1.90%		703,416		1,098,350	(i)	474,955		480,611
Infrastructure Financing Facilities	Jul 2028 to Oct 2028		Aug 2030 to Jul 2033		SOFR + 1.97%		696,154		1,175,000		564,909		515,004
Property Financing	Jul 2026 to Apr 2031		Jul 2026 to Apr 2031		SOFR + 2.10%		1,018,646		2,070,691		757,821	(j)	622,906
Term Loans and Revolver	Nov 2027 to Sep 2032		N/A		SOFR + 1.93%		N/A	(k)	2,733,102		2,533,102		2,270,180
Total Other Secured Financing							2,446,027		8,327,143		4,333,787		3,890,701
							$17,262,758		$25,485,196		14,093,216		12,780,793
Unamortized net discount											(15,924)		(19,084)
Unamortized deferred financing costs											(77,401)		(82,761)
											$13,999,891		$12,678,948
______________________________________________________________________________________________________________________
(a)Subject to certain conditions as defined in the respective facility agreement.
(b)For certain facilities, borrowings collateralized by loans existing at maturity may remain outstanding until such loan collateral matures, subject to certain specified conditions.
(c)Certain facilities with an outstanding balance of $3.0 billion as of June 30, 2026 are indexed to EURIBOR, BBSY, SARON, SONIA and STIBOR. The remainder are indexed to SOFR.
(d)Certain facilities with an aggregate initial maximum facility size of $11.9 billion may be increased to $12.3 billion, subject to certain conditions. The $12.3 billion amount includes such upsizes.
(e)Certain facilities with an outstanding balance of $215.4 million as of June 30, 2026 carry a rolling 6 or 12-month term which may reset monthly or quarterly with the lender’s consent. These facilities carry no maximum facility size.
(f)Certain facilities with an outstanding balance of $333.9 million as of June 30, 2026 have a weighted average fixed annual interest rate of 4.06%. All other facilities are variable rate with a weighted average rate of SOFR + 1.55%.
(g)Includes: (i) $312.9 million outstanding on a repurchase facility that is not subject to margin calls; and (ii) $24.5 million outstanding on one of our repurchase facilities that represents the 49% pro rata share owed by a non-controlling partner in a consolidated joint venture (see Note 15).
(h)The maximum facility size as of June 30, 2026 of $615.0 million may be increased to $1.3 billion, subject to certain conditions. The $1.3 billion amount includes such upsize.
(i)Certain facilities with an aggregate initial maximum facility size of $998.4 million may be increased to $1.1 billion, subject to certain conditions. The $1.1 billion amount includes such upsizes.
(j)Of the total balance, $289.7 million relates to Fundamental.
(k)These facilities are secured by the equity interests in certain of our subsidiaries which totaled $8.0 billion as of June 30, 2026.

In the normal course of business, the Company is in discussions with its lenders to extend, amend or replace any financing facilities which contain near term expirations.
In May 2026, we amended our $696.5 million term loan facility due September 2032, increasing the facility by $275.0 million to $971.5 million ($969.1 million outstanding as of June 30, 2026), and reducing the spread by 25 bps from SOFR + 2.25% to SOFR + 2.00%.
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

Our secured financing agreements contain certain financial tests and covenants. As of June 30, 2026, we were in compliance with all such covenants.

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
For the three and six months ended June 30, 2026, approximately $9.2 million and $18.4 million, respectively, of amortization of deferred financing costs from secured financing agreements was included in interest expense on our condensed consolidated statements of operations. For the three and six months ended June 30, 2025, approximately $8.9 million and $17.7 million, respectively, of amortization of deferred financing costs from secured financing agreements was included in interest expense on our condensed consolidated statements of operations.

As of June 30, 2026, Morgan Stanley Bank, N.A., Wells Fargo Bank, N.A. and JPMorgan Chase Bank, N.A. held collateral sold under certain of our repurchase agreements with carrying values that exceeded the respective repurchase obligations by $1.1 billion, $821.8 million and $696.6 million, respectively. The weighted average extended maturity of those repurchase agreements is 3.9 years, 8.5 years and 4.2 years, respectively.

Securitized Financing
Collateralized Loan Obligations and Single Asset Securitizations
We finance various pools of our commercial and infrastructure loans held-for-investment through multiple CLOs and a SASB, each involving the transfer of held-for-investment loans, loan participations and/or debt securities into a consolidated VIE, which then issues various classes of non-recourse notes secured by those investments pursuant to the terms of an indenture. In exchange for the transfer of those investments to the respective VIE, we receive cash proceeds from the sale of the notes to third parties and retain subordinated notes or preferred shares in the VIE. The CLOs typically contain a reinvestment feature that, subject to certain eligibility criteria, allows us to contribute new investments to the CLO for a specified period of years. The CLOs may also contain a ramp-up feature that, for a certain period of time after the closing date, allows us to utilize unused proceeds of the CLO to acquire additional collateral to complete the CLO portfolio.
During the six months ended June 30, 2026, our CLO and SASB activity was as follows:
Infrastructure Lending Segment
In January 2026, we refinanced a pool of our infrastructure loans held-for-investment through a CLO, Starwood 2026-SIF7. On the closing date, the CLO issued $600.0 million of notes, of which $496.2 million of notes were purchased by third party investors and $103.8 million of subordinated notes were retained by us. The CLO contains a reinvestment feature that, subject to certain eligibility criteria, allows us to contribute new investments to the CLO for a period of three years. The CLO also contains a ramp-up feature. In connection therewith, we redeemed at par the third party financing for our STWD 2024-SIF3 issued in May 2024 for $330.0 million plus accrued interest, and contributed certain loans previously held in that CLO to Starwood 2026-SIF7.
Asset-backed Securitizations
Fundamental utilizes ABS financing in the form of net-lease mortgage notes issued under a master trust by wholly-owned consolidated special purpose vehicles (“SPVs”). Each ABS note series requires monthly principal and interest payments with a balloon payment due at maturity. In connection with the ABS notes, Fundamental is subject to various restrictive financial and nonfinancial covenants, which, among other things, require certain minimum debt service coverage ratios. Fundamental was in compliance with all such covenants as of June 30, 2026.
During the six months ended June 30, 2026, ABS activity was as follows:
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

The following table is a summary of our securitized financing as of June 30, 2026 and December 31, 2025 (amounts in thousands):

June 30, 2026	Count	Face Amount	Carrying Value	Weighted Average Rate		Maturity
STWD 2025-FL4
Collateral assets	27	$1,103,850	$1,108,010	SOFR + 3.08%	(a)	August 2029	(b)
Financing	1	968,628	962,087	SOFR + 1.85%	(c)	December 2042	(d)
STWD 2022-FL3 (e)
Collateral assets	16	458,576	460,493	SOFR + 2.96%	(a)	July 2027	(b)
Financing	1	299,196	299,196	SOFR + 2.13%	(c)	November 2038	(d)
STWD 2021-HTS
Collateral assets	1	82,603	82,982	SOFR + 3.97%	(a)	N/A	(f)
Financing	1	62,694	62,694	SOFR + 3.92%	(c)	N/A	(f)
STWD 2021-FL2 (e)
Collateral assets	11	498,443	501,172	SOFR + 3.34%	(a)	June 2027	(b)
Financing	1	279,896	279,896	SOFR + 2.31%	(c)	April 2038	(d)
Starwood 2026-SIF7
Collateral assets	34	563,619	619,563	SOFR + 3.57%	(a)	September 2031	(b)
Financing	1	496,200	493,257	SOFR + 1.91%	(c)	January 2038	(d)
Starwood 2025-SIF6
Collateral assets	34	454,335	509,053	SOFR + 3.69%	(a)	October 2031	(b)
Financing	1	413,500	411,182	SOFR + 1.91%	(c)	October 2037	(d)
Starwood 2025-SIF5
Collateral assets	32	451,797	509,239	SOFR + 3.55%	(a)	August 2031	(b)
Financing	1	413,500	411,368	SOFR + 1.94%	(c)	April 2037	(d)
Starwood 2024-SIF4
Collateral assets	31	567,574	611,134	SOFR + 3.51%	(a)	August 2031	(b)
Financing	1	496,200	494,232	SOFR + 2.10%	(c)	October 2036	(d)
Subtotal - CLOs and SASB
Collateral assets		4,180,797	4,401,646
Financing		3,429,814	3,413,912

ABS Financing
Collateral assets	444	N/A	2,010,583	N/A		N/A
ABS Master Series	4	1,409,331	1,397,599	5.29%	(g)	Oct 2028 to Mar 2033

Total Securitized Financing
Collateral assets		$4,180,797	$6,412,229
Financing		$4,839,145	$4,811,511

December 31, 2025	Count	Face Amount	Carrying Value	Weighted Average Rate		Maturity
STWD 2025-FL4
Collateral assets	21	$1,049,200	$1,108,352	SOFR + 3.19%	(a)	July 2029	(b)
Financing	1	968,628	961,078	SOFR + 1.85%	(c)	December 2042	(d)
STWD 2022-FL3
Collateral assets	23	662,525	668,530	SOFR + 2.99%	(a)	April 2027	(b)
Financing	1	505,973	505,973	SOFR + 1.82%	(c)	November 2038	(d)
STWD 2021-HTS
Collateral assets	1	102,602	103,101	SOFR + 3.97%	(a)	N/A	(f)
Financing	1	82,693	82,693	SOFR + 3.80%	(c)	N/A	(f)
STWD 2021-FL2
Collateral assets	18	886,773	896,979	SOFR + 3.22%	(a)	December 2026	(b)
Financing	1	674,494	674,494	SOFR + 1.77%	(c)	April 2038	(d)
Starwood 2025-SIF6
Collateral assets	27	487,404	503,199	SOFR + 3.75%	(a)	July 2031	(b)
Financing	1	413,500	410,792	SOFR + 1.91%	(c)	October 2037	(d)
Starwood 2025-SIF5
Collateral assets	29	444,427	510,441	SOFR + 3.64%	(a)	February 2031	(b)
Financing	1	413,500	410,945	SOFR + 1.94%	(c)	April 2037	(d)
Starwood 2024-SIF4
Collateral assets	27	551,333	612,505	SOFR + 3.69%	(a)	March 2031	(b)
Financing	1	496,200	493,800	SOFR + 2.10%	(c)	October 2036	(d)
STWD 2024-SIF3
Collateral assets	27	354,210	408,594	SOFR + 3.78%	(a)	November 2030	(b)
Financing	1	330,000	330,000	SOFR + 2.41%	(c)	April 2036	(d)
Subtotal - CLOs and SASB
Collateral assets		4,538,474	4,811,701
Financing		3,884,988	3,869,775

ABS Financing
Collateral assets	433	N/A	1,927,934	N/A		N/A
ABS Master Series	4	1,268,328	1,261,678	5.73%	(h)	Mar 2028 to Oct 2032

Total Securitized Financing
Collateral assets		$4,538,474	$6,739,635
Financing		$5,153,316	$5,131,453
______________________________________________________________________________________________________________________________
(a)Represents the weighted-average coupon earned on variable rate loans during the respective year-to-date period and excludes loans for which interest income is not recognized. Of the investments financed by the Starwood 2026-SIF7, Starwood 2025-SIF5 and Starwood 2024-SIF4 CLOs as of June 30, 2026, 3%, 6% and 5%, respectively, earned fixed-rate weighted average interest of 7.33%. Of the investments financed by the Starwood 2025-SIF6 CLO as of June 30, 2026, 6% earned fixed-rate weighted average interest of 7.26%.
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
(e)In July 2026, we redeemed at par the third party financing for our STWD 2021-FL2 and STWD 2022-FL3 CLOs issued in May 2021 and February 2022 for $279.9 million and $299.2 million, respectively, plus accrued interest (see Note 24).
(f)The underlying loan is in maturity default. However, the borrower has continued to make current interest payments. The borrower is continuing to effectuate their plan of liquidating the underlying assets, with the remaining balance expected to be repaid in full by early 2027.
(g)Includes as of June 30, 2026: (i) $466.1 million outstanding under ABS Series 2026-1 with a weighted average fixed rate of 5.06%; (ii) $390.4 million outstanding under ABS Series 2025-1 with a weighted average fixed rate of 5.25%; (iii) $240.0 million outstanding under ABS Series 2024-1 with a weighted average fixed rate of 5.03% and (iv) $312.8 million outstanding under ABS Series 2023-2 with a weighted average fixed rate of 5.89%.

(h)Includes as of December 31, 2025: (i) $390.9 million outstanding under ABS Series 2025-1 with a weighted average fixed rate of 5.26%; (ii) $240.3 million outstanding under ABS Series 2024-1 with a weighted average fixed rate of 5.03%; (iii) $313.2 million outstanding under ABS Series 2023-2 with a weighted average fixed rate of 5.89% and (iv) $323.9 million outstanding under ABS Series 2023-1 with a weighted average fixed rate of 6.65%.
We incurred issuance costs in connection with our securitized financing, which is amortized on an effective yield basis over the estimated life of the debt. For the three and six months ended June 30, 2026, approximately $1.9 million and $3.6 million, respectively, of amortization of deferred financing costs was included in interest expense on our condensed consolidated statements of operations. For the three and six months ended June 30, 2025, approximately $1.1 million and $2.3 million, respectively, of amortization of deferred financing costs was included in interest expense on our condensed consolidated statements of operations. As of June 30, 2026 and December 31, 2025, our unamortized issuance costs were $27.3 million and $21.6 million, respectively.
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

	Repurchase Agreements	Other Secured Financing	Securitized Financing (a)	Total
2026 (remainder of)	$626,635	$125,266	$217,896	$969,797
2027	1,263,876	923,300	551,603	2,738,779
2028	2,869,772	188,890	269,336	3,327,998
2029	1,448,776	557,145	309,695	2,315,616
2030	3,301,344	1,219,488	783,499	5,304,331
Thereafter	249,026	1,319,698	2,707,116	4,275,840
Total	$9,759,429	$4,333,787	$4,839,145	$18,932,361
______________________________________________________________________________________________________________________
(a)For the CLOs, the above does not assume utilization of their reinvestment features. The SASB and ABS financings do not have reinvestment features.

11. Unsecured Senior Notes
The following table is a summary of our unsecured senior notes outstanding as of June 30, 2026 and December 31, 2025 (dollars in thousands):

	Coupon Rate	Swapped Rate (1)	Effective Rate (2)	Maturity Date		Remaining Period of Amortization	Carrying Value at
							June 30, 2026	December 31, 2025
2027 Convertible Notes	6.75%	N/A	7.38%	7/15/2027		1.0 year	380,750	380,750
2026 Senior Notes	3.63%	N/A	3.77%	7/15/2026	(3)	0.0 years	400,000	400,000
2027 Senior Notes	4.38%	SOFR + 2.95%	4.49%	1/15/2027	(4)	0.5 years	500,000	500,000
2028 Senior Notes	5.25%	SOFR + 1.88%	5.49%	10/15/2028		2.3 years	500,000	500,000
2029 Senior Notes	7.25%	SOFR + 3.25%	7.37%	4/1/2029		2.8 years	600,000	600,000
April 2030 Senior Notes	6.00%	SOFR + 2.70%	6.14%	4/15/2030		3.8 years	400,000	400,000
July 2030 Senior Notes	6.50%	SOFR + 2.55%	6.64%	7/1/2030		4.0 years	500,000	500,000
October 2030 Senior Notes	6.50%	SOFR + 2.61%	6.64%	10/15/2030		4.3 years	500,000	500,000
January 2031 Senior Notes	5.75%	SOFR + 2.24%	5.90%	1/15/2031		4.5 years	550,000	550,000
June 2031 Senior Notes	6.13%	SOFR + 2.22%	6.28%	6/1/2031		4.9 years	600,000	—
Total principal amount							4,930,750	4,330,750
Unamortized discount—Convertible Notes							(2,829)	(4,063)
Unamortized discount—Senior Notes							(18,649)	(17,206)
Unamortized deferred financing costs							(26,550)	(25,645)
Total carrying amount							$4,882,722	$4,283,836
______________________________________________________________________________________________________________________
(1)We entered into interest rate swaps on certain of our senior notes at closing to effectively convert them to floating rates. Each of those swaps has a notional amount equal to the aggregate principal amount of the respective notes, except for the January 2031 Senior Notes swap which has a notional amount of $275.0 million.
(2)Effective rate reflects the coupon rate plus the effects of underwriter purchase discount.
(3)The entire $400.0 million principal balance of the 2026 Senior Notes was repaid at maturity on July 15, 2026 (see Note 24) with proceeds received from the senior note issuance that occurred during the three months ended June 30, 2026.
(4)On July 16, 2026, we early redeemed the entire $500.0 million principal balance of the 2027 Senior Notes due January 15, 2027 with proceeds received from the $500.0 million unsecured senior notes that settled in July 2026. In connection with the redemption, we unwound the related interest rate hedges and recognized a derivative loss of $6.3 million (see Note 24).
Our unsecured senior notes contain certain financial tests and covenants. As of June 30, 2026, we were in compliance with all such covenants.
Senior Notes Due June 2031
On May 26, 2026, we issued $600.0 million of 6.125% Senior Notes due June 2031 (the “June 2031 Senior Notes”). The June 2031 Senior Notes mature on June 1, 2031. Prior to December 1, 2030, we may redeem some or all of the June 2031 Senior Notes at a price equal to 100% of the principal amount thereof, plus the applicable “make-whole” premium as of the applicable date of redemption. On and after December 1, 2030, we may redeem some or all of the June 2031 Senior Notes at a price equal to 100% of the principal amount thereof. In addition, prior to June 1, 2029, we may redeem up to 40% of the June 2031 Senior Notes at the applicable redemption price using the proceeds of certain equity offerings.
Convertible Notes
In July 2023, we issued $380.8 million of 6.75% Convertible Senior Notes due 2027 (the “2027 Convertible Notes”) for net proceeds of $371.2 million. The notes mature on July 15, 2027.
We recognized interest expense from our Convertible Notes of $7.1 million and $14.2 million, respectively, during the three and six months ended June 30, 2026. We recognized interest expense from our Convertible Notes of $7.1 million and $14.1 million, respectively, during the three and six months ended June 30, 2025.

The following table details the conversion attributes of our Convertible Notes outstanding as of June 30, 2026 (amounts in thousands, except rates):

	June 30, 2026
	Conversion	Conversion
	Rate (1)	Price (2)
2027 Convertible Notes	48.1783	$20.76

(1)    The conversion rate represents the number of shares of common stock issuable per $1,000 principal amount of 2027
Convertible Notes converted, as adjusted in accordance with the indenture governing the 2027 Convertible Notes
(including the applicable supplemental indenture).

(2)    As of June 30, 2026, the market price of the Company’s common stock was $16.38.

The if-converted value of the 2027 Convertible Notes was less than their principal amount by $80.3 million at June 30, 2026 as the closing market price of the Company’s common stock of $16.38 was less than the implicit conversion price of $20.76 per share. The if-converted value of the principal amount of the 2027 Convertible Notes was $300.5 million as of June 30, 2026. As of June 30, 2026, the net carrying amount and fair value of the 2027 Convertible Notes was $377.7 million and $386.7 million, respectively.

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
In certain instances, we retain an interest in the CMBS or RMBS VIE and serve as special servicer or servicing administrator for the VIE. In these circumstances, we generally consolidate the VIE into which the loans were sold. The securitizations are subject to optional redemption after a certain period of time or when the pool balance falls below a specified threshold. During the three and six months ended June 30, 2026, we exercised the optional redemption on one of our consolidated residential securitizations and transferred $232.7 million of loans and other assets from that VIE by redeeming $82.1 million of our existing RMBS holdings and $150.6 million of RMBS certificates held by third parties, which is reflected as repayment of debt of consolidated VIEs in our condensed consolidated statement of cash flows. The transferred loans were reclassified from VIE assets to loans held-for-investment on our condensed consolidated balance sheet and continue to be carried under the fair value option. There were no such redemptions during the three and six months ended June 30, 2025.
The following summarizes the face amount and proceeds of commercial loans securitized for the three and six months ended June 30, 2026 and 2025 (amounts in thousands):

	Commercial Loans
	Face Amount	Proceeds
For the Three Months Ended June 30,
2026	$287,510	$296,226
2025	434,958	445,845
For the Six Months Ended June 30,
2026	$429,168	$443,336
2025	702,974	724,576
There were no residential loans securitized during the three and six months ended June 30, 2026 and 2025.
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

During the three and six months ended June 30, 2026, there were no sales of commercial or residential loans within the Commercial and Residential Lending Segment. During the three and six months ended June 30, 2025, we sold a $231.7 million senior interest in a first mortgage loan for proceeds of $229.9 million within the Commercial and Residential Lending Segment.

Investing and Servicing Loan Sales

During the three months ended June 30, 2026, the Investing and Servicing Segment sold loans outside of securitizations with a face amount of $43.5 million for proceeds of $45.6 million. During the six months ended June 30, 2026, the Investing and Servicing Segment sold loans outside of securitization with a face amount of $77.9 million for proceeds of $80.6 million. During the six months ended June 30, 2025, the Investing and Servicing Segment sold loans outside of securitizations with a face amount of $18.0 million for proceeds of $18.6 million. The sale of these loans in each case does not result in a discrete gain or loss since they are carried under the fair value option.
Infrastructure Loan Sales
During the three and six months ended June 30, 2026 and 2025, there were no sales of loans by the Infrastructure Lending Segment.
13. Derivatives and Hedging Activity
Risk Management Objective of Using Derivatives
We are exposed to certain risks arising from both our business operations and economic conditions. Refer to Note 14 to the consolidated financial statements included in our Form 10-K for further discussion of our risk management objectives and policies.
Designated Hedges
The Company does not generally elect to apply the hedge accounting designation to its hedging instruments. As of June 30, 2026 and December 31, 2025, the Company did not have any designated hedges.

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
•Interest rate contracts which hedge a portion of our exposure to changes in interest rates; and
•Credit instruments which hedge a portion of our exposure to the credit risk of our commercial loans held-for-sale and one held-for-investment.
The following table summarizes our non-designated derivatives as of June 30, 2026 (notional amounts in thousands):

Type of Derivative	Number of Contracts	Aggregate Notional Amount	Notional Currency	Maturity
Fx contracts – Buy Euros (“EUR”)	8	48,328	EUR	July 2026 - September 2027
Fx contracts – Buy Pounds Sterling (“GBP”)	4	2,322	GBP	January 2027 - September 2027
Fx contracts – Buy Australian dollar (“AUD”)	3	403,454	AUD	August 2026 - October 2029
Fx contracts – Sell EUR	166	482,404	EUR	July 2026 - December 2030
Fx contracts – Sell GBP	240	436,065	GBP	July 2026 - November 2029
Fx contracts – Sell AUD	55	1,233,452	AUD	July 2026 - May 2030
Fx contracts – Sell Swiss Franc (“CHF”)	4	11,243	CHF	August 2026 - May 2027
Fx contracts – Sell Swedish Kronas (“SEK”)	32	355,800	SEK	August 2026 - February 2029
Interest rate swaps – Paying fixed rates	25	1,928,695	USD	July 2026 - September 2035
Interest rate swaps – Receiving fixed rates	9	3,913,380	USD	January 2027 - June 2031
Interest rate futures	6	46,700	USD	August 2026
Interest rate caps	2	469,500	USD	May 2027 - June 2030
Credit instruments	2	60,000	USD	December 2030 - July 2031
Total	556

The above table excludes certain interest rate derivatives which serve as an economic hedge related to our residential loan portfolio. In 2024, we entered into a series of derivative transactions related to this loan portfolio in an effort to extend hedge duration. The current high interest rate environment has caused these loans to experience lower prepayment speeds than was originally anticipated at the time of their origination. In order to minimize volatility in future earnings and cash flows while minimizing the current cash outflow, we: (i) entered into a series of reverse swap trades to offset approximately 100% of the dollar duration of our existing interest rate swaps through the end of 2024 and approximately 80% between 2025 through their termination in the second quarter of 2027; and (ii) entered into a forward starting swap from June 2027 for four years which pays fixed and receives floating in order to replace the swaps reversed. Given the volume of these hedges and their sequential nature, the notional value of these new swaps is not representative of the notional value of our portfolio, and they were thus excluded from the table above. The notional value of the swaps described in (i) above that were not yet effective and not included as of June 30, 2026 totaled $1.9 billion. Because the reverse swaps and the forward starting swap are not specifically designated to assets or liabilities, changes in their respective fair values are recorded currently in earnings. The above table also excludes $2.8 billion notional amount of certain other interest rate swaps we entered into prior to June 30, 2026, but that were not yet effective.

Derivative Investment

In May 2026, we entered into a bespoke credit default swap (the “CDS”) with a financial institution under which we provide credit protection on certain obligations of an infrastructure security. The CDS has an initial notional amount of $60.0 million, expires in November 2032, and provides that we receive a fixed premium of 2.50% per annum on the outstanding notional amount. Upon the occurrence of specified credit events, we may be required to purchase certain of those credit-protected obligations through physical settlement. The CDS also contains customary collateral posting requirements and permits the counterparty to terminate all or a portion of the contract in or after November 2026, subject to payment of an early unwind amount under certain circumstances. Consistent with our other derivative instruments, the CDS is carried at fair value which, as of June 30, 2026, was nominal. As of June 30, 2026, we had posted $12.0 million of cash collateral under the CDS, which earns us interest at SOFR. Such collateral is split evenly between an account classified within restricted cash and a counter-party held account classified within other assets on our condensed consolidated balance sheet.

The table below presents the fair value of our derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025 (amounts in thousands):

	Fair Value of Derivatives in an Asset Position (1) as of		Fair Value of Derivatives in a Liability Position (2) as of
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Foreign exchange contracts	$22,791	$26,770	$64,972	$72,351
Interest rate contracts	1,173	18,657	25,723	10,060
Credit instruments	442	386	878	1,572
Total derivatives	$24,406	$45,813	$91,573	$83,983
___________________________________________________
(1)Classified as derivative assets in our condensed consolidated balance sheets.
(2)Classified as derivative liabilities in our condensed consolidated balance sheets.
The table below presents the effect of our derivative financial instruments on the condensed consolidated statements of operations for the three and six months ended June 30, 2026 and 2025 (amounts in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income for the Three Months Ended June 30,		Amount of Gain (Loss) Recognized in Income for the Six Months Ended June 30,
		2026	2025	2026	2025
Foreign exchange contracts	Loss on derivative financial instruments, net	$(5,503)	$(95,317)	$1,315	$(127,616)
Interest rate contracts	Loss on derivative financial instruments, net	2,989	(5,385)	(6,637)	(12,672)
Credit instruments	Loss on derivative financial instruments, net	(510)	(594)	(165)	(697)
		$(3,024)	$(101,296)	$(5,487)	$(140,985)
14. Offsetting Assets and Liabilities
The following tables present the potential effects of netting arrangements on our financial position for financial assets and liabilities within the scope of ASC 210-20, Balance Sheet—Offsetting, which for us are derivative assets and liabilities as well as repurchase agreement liabilities (amounts in thousands):

		(ii) Gross Amounts Offset in the Statement of Financial Position	(iii) = (i) - (ii) Net Amounts Presented in the Statement of Financial Position	(iv) Gross Amounts Not Offset in the Statement of Financial Position
	(i) Gross Amounts Recognized			Financial Instruments	Cash Collateral Received / Pledged	(v) = (iii) - (iv) Net Amount
As of June 30, 2026
Derivative assets	$24,406	$—	$24,406	$20,202	$—	$4,204
Derivative liabilities	$91,573	$—	$91,573	$20,202	$71,371	$—
Repurchase agreements	9,759,429	—	9,759,429	9,759,429	—	—
	$9,851,002	$—	$9,851,002	$9,779,631	$71,371	$—
As of December 31, 2025
Derivative assets	$45,813	$—	$45,813	$33,709	$—	$12,104
Derivative liabilities	$83,983	$—	$83,983	$33,709	$50,274	$—
Repurchase agreements	8,890,092	—	8,890,092	8,890,092	—	—
	$8,974,075	$—	$8,974,075	$8,923,801	$50,274	$—

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
The following table details the assets and liabilities of our consolidated securitized financing VIEs as of June 30, 2026 and December 31, 2025 (amounts in thousands):

	June 30, 2026	December 31, 2025
Assets:
Cash and cash equivalents	$202,560	$251,137
Loans held-for-investment	4,080,734	4,536,127
Investment securities	97,000	—
Properties, net	1,665,492	1,570,531
Intangible assets, net	318,893	333,263
Accrued interest receivable	11,866	14,178
Other assets	35,684	34,399
Total Assets	$6,412,229	$6,739,635
Liabilities
Accounts payable, accrued expenses and other liabilities	$114,294	$79,854
Securitized financing, net	4,811,511	5,131,453
Total Liabilities	$4,925,805	$5,211,307
Assets held by the securitized financing VIEs are restricted and can be used only to settle obligations of those VIEs, including the subordinate interests owned by us. The liabilities of those VIEs are non-recourse to us and can only be satisfied from the assets of the VIEs.
We also hold controlling interests in other non-securitization entities that are considered VIEs. The Woodstar Fund, Woodstar Feeder Fund, L.P. and one of the Woodstar Fund’s indirect investees, SPT Dolphin Intermediate LLC (“SPT Dolphin”), the entity which holds the Woodstar II Portfolio, are each VIEs because the third party interest holders do not carry kick-out rights or substantive participating rights. We were deemed to be the primary beneficiary of those VIEs because we possess both the power to direct the activities of the VIEs that most significantly impact their economic performance and a significant economic interest in each entity. The Woodstar Fund had total assets of $1.7 billion, including its indirect investment in SPT Dolphin, and no significant liabilities as of June 30, 2026. As of June 30, 2026, Woodstar Feeder Fund, L.P. and its consolidated subsidiary which is also considered a VIE, Woodstar Feeder REIT, LLC, had a $0.5 billion investment in the Woodstar Fund, had insignificant liabilities and had temporary equity of $0.4 billion consisting of the contingently redeemable non-controlling interests of the third party investors (see Note 17).
We also hold a 51% controlling interest in a joint venture (the “CMBS JV”) within our Investing and Servicing Segment, which is considered a VIE because the third party interest holder does not carry kick-out rights or substantive participating rights. We are deemed the primary beneficiary of the CMBS JV. This VIE had total assets of $215.1 million and liabilities of $50.7 million as of June 30, 2026. Refer to Note 17 for further discussion.
In addition to the above non-securitization entities, we have smaller VIEs with total assets of $86.9 million and insignificant liabilities as of June 30, 2026.
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
As noted above, we are not obligated to provide, nor have we provided, any financial support for any of our securitization VIEs, whether or not we are deemed to be the primary beneficiary. As such, the risk associated with our involvement in these VIEs is limited to the carrying value of our investment in the entity. As of June 30, 2026, our maximum risk of loss related to securitization VIEs in which we were not the primary beneficiary was $35.0 million on a fair value basis.
As of June 30, 2026, the securitization VIEs which we do not consolidate had debt obligations to beneficial interest holders with unpaid principal balances, excluding the notional value of interest-only securities, of $5.1 billion. The corresponding assets are comprised primarily of commercial mortgage loans with unpaid principal balances corresponding to the amounts of the outstanding debt obligations.
We also hold passive non-controlling interests in certain unconsolidated entities that are considered VIEs. We are not the primary beneficiaries of these VIEs as we do not possess the power to direct the activities of the VIEs that most significantly impact their economic performance and therefore report our interests, which totaled $6.2 million as of June 30, 2026, within investments in unconsolidated entities on our condensed consolidated balance sheet. Our maximum risk of loss is limited to our carrying value of the investments.
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
Base Management Fee. For the three months ended June 30, 2026 and 2025, approximately $25.0 million and $23.4 million, respectively, was incurred for base management fees. For the six months ended June 30, 2026 and 2025, approximately $50.1 million and $46.8 million, respectively, was incurred for base management fees. As of June 30, 2026 and December 31, 2025, there were $25.0 million and $25.3 million, respectively, of unpaid base management fees included in related-party payable in our condensed consolidated balance sheets.

Incentive Fee. There were no incentive fees incurred during the three months ended June 30, 2026. For the three months ended June 30, 2025, $0.2 million was incurred for incentive fees. For the six months ended June 30, 2026 and 2025, approximately $5.6 million and $10.2 million, respectively, was incurred for incentive fees. As of December 31, 2025, there were $3.5 million of unpaid incentive fees included in related-party payable in our condensed consolidated balance sheets. There were no unpaid incentive fees as of June 30, 2026.
Expense Reimbursement. For the three months ended June 30, 2026 and 2025, approximately $1.8 million and $1.9 million, respectively, was incurred for executive compensation and other reimbursable expenses and recognized within general and administrative expenses in our condensed consolidated statements of operations. For the six months ended June 30, 2026 and 2025, approximately $3.5 million and $3.1 million, respectively, was incurred for executive compensation and other reimbursable expenses. As of June 30, 2026 and December 31, 2025, there were $2.1 million and $2.8 million, respectively, of unpaid reimbursable executive compensation and other expenses included in related-party payable in our condensed consolidated balance sheets.
Equity Awards. In certain instances, we issue RSAs to certain employees of affiliates of our Manager who perform services for us. These RSAs generally vest over a three-year period. There were no RSAs granted during the three months ended June 30, 2026 and 2025. During the six months ended June 30, 2026 and 2025, we granted 185,420 and 416,780 RSAs, respectively, at grant date fair values of $3.3 million and $8.4 million, respectively. Expenses related to the vesting of awards to employees of affiliates of our Manager were $2.2 million and $2.6 million during the three months ended June 30, 2026 and 2025, respectively, and $4.4 million and $4.9 million during the six months ended June 30, 2026 and 2025, respectively, which are reflected in general and administrative expenses in our condensed consolidated statements of operations. Compensation expense related to the ESPP (refer to Note 17) for employees of affiliates of our Manager was not material during the three and six months ended June 30, 2026 and 2025, and is reflected in general and administrative expenses in our condensed consolidated statements of operations.
Manager Equity Plan
In April 2022, the Company’s shareholders approved the Starwood Property Trust, Inc. 2022 Manager Equity Plan (the “2022 Manager Equity Plan”) which replaced the Starwood Property Trust, Inc. 2017 Manager Equity Plan. In March 2026, we granted 670,000 RSUs to our Manager under the 2022 Manager Equity Plan. In March 2025, we granted 1,350,000 RSUs to our Manager under the 2022 Manager Equity Plan. In March 2024, we granted 1,300,000 RSUs to our Manager under the 2022 Manager Equity Plan. In November 2022, we granted 1,500,000 RSUs to our Manager under the 2022 Manager Equity Plan. In connection with these grants and prior similar grants, we recognized share-based compensation expense of $5.4 million and $7.1 million within management fees in our condensed consolidated statements of operations for the three months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026 and 2025, we recognized share-based compensation expense of $10.9 million and $14.2 million, respectively, related to these awards. Refer to Note 17 for further discussion.
Investments in Loans and Securities
The following ten related-party loan transactions were each approved by our board of directors, with those affiliated with the respective transaction recusing themselves.
In June 2026, we acquired $95.0 million of senior debt securities in a $211.7 million note offering. The notes have a 10-year term, bear interest at a fixed rate of 7.33% and are secured by a domestic coal fired power plant. An affiliate of our Manager holds passive minority interests in both Lotus Infrastructure Partners (“Lotus”), the sponsor of the notes, and the general partners of the Lotus funds that own the borrower.

In March 2026, we originated a $150.0 million first priority infrastructure term loan, which has a five-year term and initially bears interest at SOFR plus 3.50%. The loan is secured by a domestic natural gas power plant. An affiliate of our Manager holds passive minority interests in both Lotus, the sponsor of the loan, and the general partners of the Lotus funds that own the borrower.

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

•In March 2026, we co-originated 24.5% of a $653.0 million first mortgage loan. Of our $160.0 million share of the total loan commitment, $30.7 million has been funded and is outstanding as of June 30, 2026. The loan has an initial term of four-years with two one-year extension options (subject to certain conditions) and initially bears interest at SOFR plus 2.70%. This pricing was negotiated in a competitive bid process with a third party who is retaining a 51% interest in the loan, with a related party holding the remaining 24.5% interest in the loan.
•In June 2025, we co-originated 49% of a $587.1 million first mortgage loan. Of our $287.7 million share of the total loan commitment, $74.1 million has been funded and is outstanding as of June 30, 2026. The loan has an initial term of four-years with two one-year extension options (subject to certain conditions) and initially bears interest at SOFR plus 3.00%. This pricing was negotiated in a competitive bid process with a third party who is retaining the remaining 51% interest in the loan.
•In May 2025, we co-originated one-third of a $638.5 million first mortgage loan. Of our $212.8 million share of the total loan commitment, $157.6 million has been funded and is outstanding as of June 30, 2026. The loan has a five-year term and initially bears interest at SOFR (floor of 2.00%) plus 2.50%. This pricing was negotiated in a competitive bid process with other third parties who are retaining the remaining two-thirds interest in the loan. An affiliate of our Manager is general partner of, and holds a 92.5% limited partnership interest in, the borrower.

In January 2025, we co-originated 49% of a $388.4 million first mortgage loan for the construction of a luxury 81 unit condominium project in Miami Beach, Florida. Of our $190.3 million share of the total loan commitment, $87.9 million has been funded and is outstanding as of June 30, 2026. The loan has an initial term of four years with a one-year extension option (subject to certain conditions) and bears interest at SOFR (floor of 3.00%) plus 4.25%. This pricing was negotiated in a competitive bid process with a third party who is retaining the remaining 51% interest in the loan. An affiliate of our Manager is general partner of, and holds a 90% limited partnership interest in, the borrower. Because of the affiliated interest, we lack certain consent rights under the co-lender agreement.
In December 2024, we modified a loan that was originated in March 2022 for the development and recapitalization of a portfolio of luxury rental cabins, where our CEO and another non-independent member of our board of directors own minority equity interests in the borrower. In connection with a new $25.0 million investment in the borrower by a major hotel brand, we granted: (i) a 24-month term extension with a one-year extension option subject to certain conditions and with an extension fee due at maturity, (ii) a 2.25% reduction in the interest rate to SOFR + 4.25%, and (iii) deferral of half of the remaining interest payments until maturity in December 2026, with such deferral compounding interest. Previous modifications to the loan were as follows: (i) in July 2023, we agreed to a 10-month 300 bps partial interest payment deferral, which in January 2024 was extended to December 2024; and (ii) in June 2024, we deferred all remaining interest payments due under the loan and formally extended its initial maturity until December 2024. In connection with these modifications, we retained all previous exit and extension fees, which are due at the amended maturity date. The loan had an original commitment of $200.0 million, of which $147.5 million was outstanding as of June 30, 2026.
In December 2024, we sold participating interests in four commercial loans to a private investment fund for which an affiliate of our Manager is the general partner. The participating interests were sold at par for $40.1 million, along with $15.9 million of future funding commitments. Under a separate arrangement, we are entitled to receive all fees and carried interest distributions with respect to these loan participations from the general partner. During both the three and six months ended June 30, 2026 and 2025, we received fees of $0.1 million and $0.2 million, respectively, from the general manager under this arrangement.
In connection with the May 2024 refinancing of our Medical Office Portfolio, we obtained $450.5 million of securitization debt (“MED 2024-MOB”) and a $39.5 million mezzanine loan (the “Mezz Loan”). The Mezz Loan and the $23.0 million horizontal risk retention certificates of MED 2024-MOB (“HRR”) were funded by affiliates of investment funds which are managed by the real estate investment firm for which one of our independent directors is co-founder and co-chief executive officer. One of such affiliates also serves as controlling class representative of MED 2024-MOB. Both the Mezz Loan and the HRR bear interest at SOFR + 5.50% and have an initial term of two years, followed by three successive one-year extension options. The final structure and cost of debt for this refinancing was selected after a competitive marketing process led by a third party broker. In February 2026, we prepaid the entirety of the $39.5 million Mezz Loan at par plus accrued interest. In connection therewith, we recognized a $0.3 million loss on extinguishment of debt within our condensed consolidated statement of operations for the six months ended June 30, 2026.
In July 2024, we purchased all the controlling class certificates in the newly-formed Freddie Mac multifamily mortgage trust, FREMF 2024-KF163 (the “Trust”), for their aggregate principal amount of $77.1 million. The certificates have a pass-through interest rate of one-month SOFR + 6.00% and an expected final distribution date in May 2034. As of June 30, 2026, the Trust holds 23 SOFR based floating rate multifamily mortgage loans with a total principal balance of approximately $949.0 million, of which affiliates of our Manager are borrowers under 11 of those loans totaling approximately $495.0 million. As directing certificate holder, we are considered the primary beneficiary of, and therefore consolidate the Trust as a securitization VIE. However, while we are able to appoint and remove the special servicer of the unaffiliated loans in the VIE, we cannot name ourselves or an affiliate as special servicer, and we cannot remove or direct the third party special servicer with respect to the affiliate loans.
In December 2012, we acquired 9,140,000 ordinary shares in SEREF, a debt fund that is externally managed by an affiliate of our Manager and is listed on the London Stock Exchange, for approximately $14.7 million, which equated to approximately 4% ownership of SEREF. As of December 31, 2025, we held 536,129 shares of SEREF that had not yet been redeemed. During the six months ended June 30, 2026, this entity entered liquidation and was delisted from the London Stock Exchange. The remaining 536,129 shares were redeemed by SEREF for proceeds of $0.6 million, reducing our basis to zero. Refer to Note 5 for additional details.
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
During the three and six months ended June 30, 2026, we made payments to the landlord under the terms of the lease of $1.6 million and $3.3 million, respectively, for rent, parking and our pro rata share of building operating expenses. During the three and six months ended June 30, 2025, we made payments to the landlord under the terms of the lease of $1.7 million and $3.3 million, respectively. Inclusive of straight-line rent, we recognized $1.7 million and $3.5 million, respectively, of expenses with respect to this lease within general and administrative expenses in our condensed consolidated statements of operations for the three and six months ended June 30, 2026. During the three and six months ended June 30, 2025, we recognized $1.8 million and $3.6 million, respectively, of such expenses with respect to this lease.
Other Related-Party Arrangements
In August 2025, we entered into a shared services agreement with Starwood Capital Group Management, L.L.C. (“SCG Management”), that governs the reimbursement arrangements for SCG Management and its affiliates when our employees or contractors provide services to those entities. The agreement is effective as of January 2, 2024. The reimbursement parameters were informed by a transfer pricing study conducted by a third party. Amounts previously billed to SCG Management have been adjusted in accordance with the terms of this agreement as of the August 2025 execution date. During the three and six months ended June 30, 2026, $0.8 million and $1.7 million, respectively, was billed in accordance with the agreement. During the three and six months ended June 30, 2025, $1.0 million and $1.9 million, respectively, was billed in accordance with the agreement. As of June 30, 2026 and December 31, 2025, $2.6 million and $1.8 million, respectively, was reflected as a receivable within other assets in our condensed consolidated balance sheets for such reimbursements.

In March 2025, an affiliate of our Manager acquired Worldwide Mission Critical (“Worldwide”), an entity which provides asset management services for loans secured by data center projects, including construction loans. Prior to Worldwide’s acquisition by our Manager, we entered into a $0.3 million contract with Worldwide to provide services on a $550.0 million construction loan that was originated by us in 2025. During both the three and six months ended June 30, 2026 and 2025, we incurred less than $0.1 million of costs related to this contract.

Essex Title, LLC (“Essex”), which is majority-owned by Starwood Capital Group as a limited partner, acts as an agent for one or more underwriters in issuing title policies and/or providing support services related to investments by the Company, its affiliates and other third parties. Essex earns fees, which would have otherwise been paid to third parties, by providing title agency services and facilitating the placement of title insurance with underwriters. During both the three months ended June 30, 2026 and 2025, there were no fees paid relating to such services provided by Essex. During both the six months ended June 30, 2026 and 2025, we paid less than $0.1 million of fees relating to such services.

Highmark Residential (“Highmark”), an affiliate of our Manager, provides property management services for properties within our Woodstar I and Woodstar II Portfolios. Fees paid to Highmark are calculated as a percentage of gross receipts and are at market terms. During the three and six months ended June 30, 2026, property management fees to Highmark of $1.8 million and $3.5 million, respectively, were recognized within our Woodstar Portfolios. During the three and six months ended June 30, 2025, property management fees to Highmark were $1.7 million and $3.4 million, respectively.

Refer to Note 17 to the consolidated financial statements included in our Form 10-K for further discussion of related-party agreements.
17. Stockholders’ Equity and Non-Controlling Interests
Dividends Declared

During the six months ended June 30, 2026, our board of directors (the “Board”) declared the following dividends:

Declaration Date	Record Date	Payment Date	Amount	Frequency
6/16/26	6/30/26	7/15/26	$0.48	Quarterly
3/13/26	3/31/26	4/15/26	0.48	Quarterly

Share Repurchase Program

In February 2026, our board of directors authorized the repurchase of up to $400.0 million of our outstanding common shares and Convertible Notes over a period of one year. Purchases made pursuant to the program will be made either in the open market or in privately negotiated transactions from time to time as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases are discretionary and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. During the three and six months ended June 30, 2026, we repurchased 581,795 and 1,708,338 shares, respectively, of common stock for $10.0 million and $29.9 million, respectively, under the repurchase program. There were no repurchases of our outstanding Convertible Notes during the three and six months ended June 30, 2026. As of June 30, 2026, we had $370.1 million of remaining capacity to repurchase common stock and/or Convertible Notes under the repurchase program.
ATM Agreement
In May 2025, we entered into a Starwood Property Trust, Inc. Common Stock Sales Agreement (the “ATM Agreement”) with a syndicate of financial institutions to sell shares of the Company’s common stock of up to $500.0 million from time to time, through an “at the market” equity offering program. Sales of shares under the ATM Agreement are made by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale or at negotiated prices. The ATM Agreement replaces a similar agreement previously entered into in May 2022 with a syndicate of financial institutions. There were no shares issued under the ATM Agreement during the three and six months ended June 30, 2026. During the three and six months ended June 30, 2025, we issued 1,561,634 shares of common stock under the ATM Agreement for gross proceeds of $31.6 million at an average share price of $20.22 and paid related commission costs of $0.5 million.
Dividend Reinvestment and Direct Stock Purchase Plan
During the three and six months ended June 30, 2026 and 2025, shares issued under the Starwood Property Trust, Inc. Dividend Reinvestment and Direct Stock Purchase Plan (the “DRIP Plan”) were not material.

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
During the three and six months ended June 30, 2026, 19,172 and 103,553 shares, respectively, of common stock were purchased by participants at weighted average discounted purchase prices of $14.30 and $14.82 per share, respectively. During the three and six months ended June 30, 2025, 17,087 and 82,025 shares, respectively, of common stock were purchased by participants at weighted average discounted purchase price of $16.94 per share. During both the three and six months ended June 30, 2026 and 2025, the Company recognized $0.1 million and $0.3 million, respectively, of compensation expense related to its ESPP based on the estimated fair value of the discounted purchase options granted to the participants as of the beginning of the quarterly offering periods determined using the Black-Scholes option pricing model.
As of June 30, 2026, there were 1.5 million shares of common stock available for future issuance through the ESPP.

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
The table below summarizes our share awards granted or vested under the 2022 Manager Equity Plan during the six months ended June 30, 2026 and 2025 (dollar amounts in thousands):

Grant Date	Type	Amount Granted	Grant Date Fair Value	Vesting Period
March 2026	RSU	670,000	$11,953	3 years
March 2025	RSU	1,350,000	$27,081	3 years
March 2024	RSU	1,300,000	$26,104	3 years
November 2022	RSU	1,500,000	$31,605	3 years
Schedule of Non-Vested Shares and Share Equivalents

	2022 Equity Plan	2022 Manager Equity Plan	Total	Weighted Average Grant Date Fair Value (per share)
Balance as of January 1, 2026	4,165,781	1,333,336	5,499,117	$20.04
Granted	836,028	670,000	1,506,028	17.94
Vested	(810,370)	(553,332)	(1,363,702)	19.68
Forfeited	(20,286)	—	(20,286)	19.99
Balance as of June 30, 2026	4,171,153	1,450,004	5,621,157	19.57
As of June 30, 2026, there were 8.2 million shares of common stock available for future grants under the 2022 Manager Equity Plan and the 2022 Equity Plan.
Non-Controlling Interests in Consolidated Subsidiaries
As discussed in Note 2, on November 5, 2021 we sold a 20.6% non-controlling interest in the Woodstar Fund to third party investors for net cash proceeds of $214.2 million. Under the Woodstar Fund operating agreement, such interests are contingently redeemable by us, at the option of the interest holder, for cash at liquidation fair value if any assets remain upon termination of the Woodstar Fund. The Woodstar Fund operating agreement specifies an eight-year term with two one-year extension options, the first at our option and the second subject to consent of an advisory committee representing the non-controlling interest holders. Accordingly, these contingently redeemable non-controlling interests have been classified as

“Temporary Equity” in our condensed consolidated balance sheets and represent the fair value of the Woodstar Fund’s net assets allocable to those interests. During the three and six months ended June 30, 2026, net income attributable to these non-controlling interests was $0.7 million and $2.9 million, respectively. During the three and six months ended June 30, 2025, net income attributable to these non-controlling interests was $0.7 million and $1.1 million, respectively.
In connection with our Woodstar II Portfolio acquisitions, we issued 10.2 million Class A Units in our subsidiary, SPT Dolphin, and rights to receive an additional 1.9 million Class A Units if certain contingent events occur. As of June 30, 2026, all of the 1.9 million contingent Class A Units were issued. The Class A Units are redeemable for consideration equal to the current share price of the Company’s common stock on a one-for-one basis, with the consideration paid in either cash or the Company’s common stock, at the determination of the Company. During the three and six months ended June 30, 2026, no redemptions of Class A Units were received. During the three and six months ended June 30, 2025, redemptions of 0.1 million of the Class A Units were received and settled in common stock. There were 9.6 million Class A Units outstanding as of June 30, 2026. The outstanding Class A Units are reflected as non-controlling interests in consolidated subsidiaries on our condensed consolidated balance sheets, the balance of which was $205.7 million as of both June 30, 2026 and December 31, 2025, respectively.
To the extent SPT Dolphin has sufficient cash available, the Class A Units earn a preferred return indexed to the dividend rate of the Company’s common stock. Any distributions made pursuant to this waterfall are recognized within net income attributable to non-controlling interests in our condensed consolidated statements of operations. During both the three and six months ended June 30, 2026 and 2025, we recognized net income attributable to non-controlling interests of $4.6 million and $9.3 million, respectively, associated with these Class A Units.
As discussed in Note 15, we hold a 51% controlling interest in the CMBS JV within our Investing and Servicing Segment. Because the CMBS JV is deemed a VIE for which we are the primary beneficiary, the 49% interest of our joint venture partner is reflected as a non-controlling interest in consolidated subsidiaries on our condensed consolidated balance sheets, and any net income attributable to this 49% joint venture interest is reflected within net income attributable to non-controlling interests in our condensed consolidated statements of operations. The non-controlling interests in the CMBS JV were $88.0 million and $89.3 million as of June 30, 2026 and December 31, 2025, respectively. During the three and six months ended June 30, 2026, net income attributable to these non-controlling interests was $1.3 million and $0.7 million, respectively. During the three and six months ended June 30, 2025, net loss attributable to these non-controlling interests was $1.6 million and $2.3 million, respectively.

18. Earnings per Share
The following table provides a reconciliation of net income and the number of shares of common stock used in the computation of basic EPS and diluted EPS (amounts in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Basic Earnings
Income attributable to STWD common stockholders	$6,557	$129,814	$58,435	$242,069
Less: Income attributable to participating shares not already deducted as non-controlling interests	(2,439)	(2,099)	(5,013)	(4,364)
Basic earnings	$4,118	$127,715	$53,422	$237,705

Diluted Earnings
Income attributable to STWD common stockholders	$6,557	$129,814	$58,435	$242,069
Less: Income attributable to participating shares not already deducted as non-controlling interests	(2,439)	(2,099)	(5,013)	(4,364)
Diluted earnings	$4,118	$127,715	$53,422	$237,705

Number of Shares:
Basic — Average shares outstanding	366,401	336,945	366,430	336,007
Effect of dilutive securities — Contingently issuable shares	—	5	—	5
Effect of dilutive securities — Unvested non-participating shares	330	195	323	196
Diluted — Average shares outstanding	366,731	337,145	366,753	336,208

Earnings Per Share Attributable to STWD Common Stockholders:
Basic	$0.01	$0.38	$0.15	$0.71
Diluted	$0.01	$0.38	$0.15	$0.71
As of June 30, 2026 and 2025, participating shares of 14.7 million and 14.0 million, respectively, were excluded from the computation of diluted shares as their effect was already considered under the more dilutive two-class method used above. Such participating shares at both June 30, 2026 and 2025 included 9.6 million potential shares of our common stock issuable upon redemption of the Class A Units in SPT Dolphin, as discussed in Note 17. Our Convertible Notes were not dilutive for the three and six months ended June 30, 2026 and 2025.

19. Accumulated Other Comprehensive Income
The changes in AOCI by component are as follows (amounts in thousands):

Cumulative Unrealized Gain (Loss) on Available-for- Sale Securities
Three Months Ended June 30, 2026
Balance at April 1, 2026	$10,881
OCI before reclassifications	(1,184)
Amounts reclassified from AOCI	—
Net period OCI	(1,184)
Balance at June 30, 2026	$9,697
Three Months Ended June 30, 2025
Balance at April 1, 2025	$12,727
OCI before reclassifications	58
Amounts reclassified from AOCI	—
Net period OCI	58
Balance at June 30, 2025	$12,785
Six Months Ended June 30, 2026
Balance at January 1, 2026	$11,560
OCI before reclassifications	(1,863)
Amounts reclassified from AOCI	—
Net period OCI	(1,863)
Balance at June 30, 2026	$9,697
Six Months Ended June 30, 2025
Balance at January 1, 2025	$13,594
OCI before reclassifications	(809)
Amounts reclassified from AOCI	—
Net period OCI	(809)
Balance at June 30, 2025	$12,785

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

Internal valuations at interim quarter ends, including June 30, 2026, are prepared by management. The valuation of properties is based on a direct income capitalization approach, whereby a direct capitalization market rate is applied to annualized in-place net operating income at the portfolio level. The direct capitalization rate is initially calibrated to the implied rate from the latest appraisal and adjusted for subsequent changes in current market capitalization rates for sales of comparable multifamily properties. The valuations of secured financing agreements, working capital and interest rate derivatives are consistent with the methodologies described in the paragraph above.

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
The valuation of over the counter derivatives are determined using discounted cash flows based on Overnight Index Swap (“OIS”) rates. Fully collateralized trades are discounted using OIS with no additional economic adjustments to arrive at fair value. Uncollateralized or partially collateralized trades are also discounted at OIS, but include appropriate economic adjustments for funding costs (i.e., a SOFR OIS basis adjustment to approximate uncollateralized cost of funds) and credit risk. For credit instruments, fair value is determined based on changes in the relevant indices, underlying loan pricing or borrower credit ratings, as applicable, from the date of initiation of the instrument to the reporting date. These factors are considered Level II inputs as they are directly observable.
Although we have determined that the majority of the inputs used to value our derivatives fall within Level II of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level III inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of June 30, 2026 and December 31, 2025, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level II of the fair value hierarchy.
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
Fair Value Disclosures
The following tables present our financial assets and liabilities carried at fair value on a recurring basis in the consolidated balance sheets by their level in the fair value hierarchy as of June 30, 2026 and December 31, 2025 (amounts in thousands):

	June 30, 2026
	Total	Level I	Level II	Level III
Financial Assets:
Loans under fair value option	$2,445,002	$—	$—	$2,445,002
RMBS	84,800	—	—	84,800
CMBS	34,980	—	2,337	32,643
Woodstar Fund investments	1,725,368	—	—	1,725,368
Domestic servicing rights	29,487	—	—	29,487
Derivative assets	24,406	—	24,406	—
VIE assets	30,868,147	—	—	30,868,147
Total	$35,212,190	$—	$26,743	$35,185,447
Financial Liabilities:
Derivative liabilities	$91,573	$—	$91,573	$—
VIE liabilities	29,293,820	—	25,848,563	3,445,257
Total	$29,385,393	$—	$25,940,136	$3,445,257

	December 31, 2025
	Total	Level I	Level II	Level III
Financial Assets:
Loans under fair value option	$2,323,543	$—	$—	$2,323,543
RMBS	88,283	—	—	88,283
CMBS	32,522	—	4,325	28,197
Equity security	628	628	—	—
Woodstar Fund investments	1,727,499	—	—	1,727,499
Domestic servicing rights	28,280	—	—	28,280
Derivative assets	45,813	—	45,813	—
VIE assets	34,493,164	—	—	34,493,164
Total	$38,739,732	$628	$50,138	$38,688,966
Financial Liabilities:
Derivative liabilities	$83,983	$—	$83,983	$—
VIE liabilities	32,803,806	—	28,972,753	3,831,053
Total	$32,887,789	$—	$29,056,736	$3,831,053

The changes in financial assets and liabilities classified as Level III are as follows for the three and six months ended June 30, 2026 and 2025 (amounts in thousands):

Three Months Ended June 30, 2026	Loans at Fair Value	RMBS	CMBS	Woodstar Fund Investments	Domestic Servicing Rights	VIE Assets	VIE Liabilities	Total
April 1, 2026 balance	$2,311,351	$86,717	$32,237	$1,729,433	$27,743	$32,399,812	$(3,759,883)	$32,827,410
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	(61)	—	(427)	(4,065)	1,744	(1,815,236)	151,665	(1,666,380)
Net accretion	—	1,038	—	—	—	—	—	1,038
Included in OCI	—	(1,184)	—	—	—	—	—	(1,184)
Purchases / Originations	287,490	—	6,527	—	—	—	—	294,017
Sales	(330,236)	—	—	—	—	—	—	(330,236)
Issuances	—	—	—	—	—	—	(4,200)	(4,200)
Cash repayments / receipts	(52,961)	(1,771)	(158)	—	—	—	145,812	90,922
Transfers out of Level III	(409)	—	(8,735)	—	—	(2,895)	24	(12,015)
Transfers within Level III	229,828	—	—	—	—	(229,828)	—	—
Consolidation of VIEs	—	—	3,199	—	—	654,186	—	657,385
Deconsolidation of VIEs	—	—	—	—	—	(137,892)	21,325	(116,567)
June 30, 2026 balance	$2,445,002	$84,800	$32,643	$1,725,368	$29,487	$30,868,147	$(3,445,257)	$31,740,190
Amount of unrealized gains (losses) attributable to assets still held at June 30, 2026:
Included in earnings	$(14,476)	$1,038	$(416)	$(4,065)	$1,744	$(1,815,236)	$151,665	$(1,679,746)
Included in OCI	$—	$(1,184)	$—	$—	$—	$—	$—	$(1,184)

Three Months Ended June 30, 2025	Loans at Fair Value	RMBS	CMBS	Woodstar Fund Investments	Domestic Servicing Rights	VIE Assets	VIE Liabilities	Total
April 1, 2025 balance	$2,446,636	$91,941	$27,271	$2,065,498	$23,143	$37,470,618	$(3,981,624)	$38,143,483
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	29,867	—	108	(9,943)	2,363	(1,665,548)	147,723	(1,495,430)
Net accretion	—	1,189	—	—	—	—	—	1,189
Included in OCI	—	58	—	—	—	—	—	58
Purchases / Originations	524,986	—	—	—	—	—	—	524,986
Sales	(445,845)	—	—	—	—	—	—	(445,845)
Cash repayments / receipts	(59,581)	(1,825)	(41)	—	—	—	(3,031)	(64,478)
Transfers into Level III	—	—	—	—	—	—	(20,527)	(20,527)
Transfers out of Level III	(1,225)	—	—	—	—	—	81	(1,144)
Consolidation of VIEs	—	—	—	—	—	717,180	—	717,180
June 30, 2025 balance	$2,494,838	$91,363	$27,338	$2,055,555	$25,506	$36,522,250	$(3,857,378)	$37,359,472
Amount of unrealized gains (losses) attributable to assets still held at June 30, 2025:
Included in earnings	$6,921	$1,189	$108	$(9,943)	$2,363	$(1,665,548)	$147,723	$(1,517,187)
Included in OCI	$—	$58	$—	$—	$—	$—	$—	$58

Six Months Ended June 30, 2026	Loans at Fair Value	RMBS	CMBS	Woodstar Fund Investments	Domestic Servicing Rights	VIE Assets	VIE Liabilities	Total
January 1, 2026 balance	$2,323,543	$88,283	$28,197	$1,727,499	$28,280	$34,493,164	$(3,831,053)	$34,857,913
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	(12,729)	—	(346)	(2,131)	1,207	(3,791,944)	337,801	(3,468,142)
Net accretion	—	2,090	—	—	—	—	—	2,090
Included in OCI	—	(1,863)	—	—	—	—	—	(1,863)
Purchases / Originations	520,300	—	6,527	—	—	—	—	526,827
Sales	(512,323)	—	—	—	—	—	—	(512,323)
Issuances	—	—	—	—	—	—	(8,065)	(8,065)
Cash repayments / receipts	(91,038)	(3,710)	(524)	—	—	—	102,702	7,430
Transfers into Level III	28	—	4,325	—	—	—	(68,514)	(64,161)
Transfers out of Level III	(12,607)	—	(8,735)	—	—	(2,895)	27	(24,210)
Transfers within Level III	229,828	—	—	—	—	(229,828)	—	—
Consolidation of VIEs	—	—	3,199	—	—	654,186	—	657,385
Deconsolidation of VIEs	—	—	—	—	—	(254,536)	21,845	(232,691)
June 30, 2026 balance	$2,445,002	$84,800	$32,643	$1,725,368	$29,487	$30,868,147	$(3,445,257)	$31,740,190
Amount of unrealized gains (losses) attributable to assets still held at June 30, 2026:
Included in earnings	$(36,670)	$2,080	$(346)	$(2,131)	$1,207	$(3,791,944)	$337,801	$(3,490,003)
Included in OCI	$—	$(1,863)	$—	$—	$—	$—	$—	$(1,863)

Six Months Ended June 30, 2025	Loans at Fair Value	RMBS	CMBS	Woodstar Fund Investments	Domestic Servicing Rights	VIE Assets	VIE Liabilities	Total
January 1, 2025 balance	$2,516,008	$93,806	$27,345	$2,073,533	$22,390	$38,937,576	$(5,514,152)	$38,156,506
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	88,271	—	79	(17,978)	3,116	(3,070,045)	401,522	(2,595,035)
Net accretion	—	2,264	—	—	—	—	—	2,264
Included in OCI	—	(809)	—	—	—	—	—	(809)
Purchases / Originations	756,095	—	—	—	—	—	—	756,095
Sales	(743,164)	—	—	—	—	—	—	(743,164)
Cash repayments / receipts	(114,209)	(3,898)	(86)	—	—	—	(65,071)	(183,264)
Transfers into Level III	—	—	—	—	—	—	(28,122)	(28,122)
Transfers out of Level III	(8,163)	—	—	—	—	—	1,348,407	1,340,244
Consolidation of VIEs	—	—	—	—	—	717,180	—	717,180
Deconsolidation of VIEs	—	—	—	—	—	(62,461)	38	(62,423)
June 30, 2025 balance	$2,494,838	$91,363	$27,338	$2,055,555	$25,506	$36,522,250	$(3,857,378)	$37,359,472
Amount of unrealized gains (losses) attributable to assets still held at June 30, 2025:
Included in earnings	$45,102	$2,264	$137	$(17,978)	$3,116	$(3,070,045)	$401,522	$(2,635,882)
Included in OCI	$—	$(809)	$—	$—	$—	$—	$—	$(809)
Amounts were transferred from Level II to Level III due to a decrease in the observable relevant market activity and amounts were transferred from Level III to Level II due to an increase in the observable relevant market activity.

The following table presents the fair values of our financial instruments not carried at fair value on the consolidated balance sheets (amounts in thousands):

	June 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets not carried at fair value:
Loans	$19,589,447	$19,696,648	$18,862,712	$18,996,541
HTM debt securities	283,049	242,056	179,567	146,442
Financial liabilities not carried at fair value:
Secured financing agreements	$13,999,891	$14,079,482	$12,678,948	$12,785,314
Securitized financing	4,811,511	4,824,687	5,131,453	5,154,262
Unsecured senior notes	4,882,722	4,979,002	4,283,836	4,438,777
The following is quantitative information about significant unobservable inputs in our Level III measurements for those assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

	Carrying Value at June 30, 2026	Valuation Technique	Unobservable Input	Range (Weighted Average) as of (1)
				June 30, 2026	December 31, 2025
Loans under fair value option	$2,445,002	Discounted cash flow, market pricing	Coupon (d)	2.8% - 10.8% (4.6%)	2.8% - 10.8% (4.5%)
			Remaining contractual term (d)	1.8 - 36.0 years (24.9 years)	2.3 - 36.5 years (25.5 years)
			FICO score (a)	590 - 829 (749)	585 - 829 (750)
			LTV (b)	1% - 99% (63%)	1% - 100% (63%)
			Purchase price (d)	79.4% - 113.4% (100.9%)	80.0% - 106.8% (101.3%)
RMBS	84,800	Discounted cash flow	Constant prepayment rate (a)	2.4% - 9.0% (4.7%)	2.2% - 11.0% (4.6%)
			Constant default rate (b)	1.0% - 3.6% (1.8%)	0.7% - 7.5% (1.5%)
			Loss severity (b)	0% - 69% (35%)	0% - 81% (10%)
			Delinquency rate (c)	8% - 20% (13%)	7% - 24% (13%)
			Servicer advances (a)	28% - 71% (49%)	31% - 70% (49%)
CMBS	32,643	Discounted cash flow	Yield (b)	0% - 88.6% (26.5%)	0% - 63.9% (10.7%)
			Duration (c)	0 - 5.9 years (1.3 years)	0 - 6.7 years (1.3 years)
Woodstar Fund investments	1,725,368	Discounted cash flow	Discount rate - properties (b)	N/A	7.0% - 7.8% (7.5%)
			Discount rate - debt (a)	3.2% - 6.1% (5.2%)	3.2% - 5.6% (4.9%)
			Terminal capitalization rate (b)	N/A	5.0% - 5.8% (5.5%)
			Direct capitalization rate (b)	4.99% (4.99%)	4.99% (4.99%) (Implied)
Domestic servicing rights	29,487	Discounted cash flow	Debt yield (a)	9.25% (9.25%)	9.00% (9.00%)
			Discount rate (b)	15% (15%)	15% (15%)
VIE assets	30,868,147	Discounted cash flow	Yield (b)	0% - 240.8% (17.4%)	0% - 420.1% (22.1%)
			Duration (c)	0 - 9.5 years (3.3 years)	0 - 8.0 years (3.3 years)
VIE liabilities	3,445,257	Discounted cash flow	Yield (b)	0% - 240.8% (10.8%)	0% - 420.1% (12.1%)
			Duration (c)	0 - 9.5 years (2.9 years)	0 - 8.0 years (2.9 years)
______________________________________________________________________________________________________________________
(1)Unobservable inputs were weighted by the relative carrying value of the instruments as of June 30, 2026 and December 31, 2025.
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
Our TRSs engage in various real estate-related operations, including special servicing of commercial real estate, originating and securitizing mortgage loans, and investing in entities which engage in real estate-related operations. As of June 30, 2026 and December 31, 2025, approximately $2.9 billion and $2.7 billion, respectively, of assets were owned by TRS entities. Our TRSs are not consolidated for U.S. federal income tax purposes, but are instead taxed as corporations. For financial reporting purposes, a provision for current and deferred taxes is established for the portion of earnings recognized by us with respect to our interest in TRSs.
The following table is a reconciliation of our U.S. federal income tax provision determined using our statutory federal tax rate to our reported income tax provision for the three and six months ended June 30, 2026 and 2025 (dollars in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026		2025		2026		2025
Federal statutory tax rate	$4,458	21.0%	$28,427	21.0%	$15,688	21.0%	$53,599	21.0%
REIT and other non-taxable income	589	2.7%	(27,911)	(20.6)%	(7,920)	(10.5)%	(50,114)	(19.6)%
State and local income taxes, net of federal effect	1,288	6.1%	134	0.1%	2,030	2.7%	905	0.3%
Intra-entity transfers	—	—%	—	—%	(7,522)	(10.1)%	—	—%
Other	(111)	(0.5)%	21	—%	3	—%	47	—%
Effective tax rate	$6,224	29.3%	$671	0.5%	$2,279	3.1%	$4,437	1.7%

For the three and six months ended June 30, 2026 and 2025, we have utilized the discrete effective tax rate method, as allowed by ASC 740-270-30-18, “Income Taxes—Interim Reporting,” to calculate our interim income tax provision. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year to date period as if it was the annual period and determines the income tax expense or benefit on that basis. We believe that due to market dislocation and volatility, particularly with respect to the Company’s residential assets that are housed in TRSs, the use of the discrete method is more appropriate at this time than the annual effective tax rate method due to the high degree of uncertainty in estimating annual pretax earnings.
22. Commitments and Contingencies

As of June 30, 2026, our Commercial and Residential Lending Segment had future commercial loan funding commitments totaling $2.5 billion, of which we expect to fund $2.3 billion. These future funding commitments primarily relate to construction projects, capital improvements, tenant improvements and leasing commissions.
As of June 30, 2026, our Infrastructure Lending Segment had future infrastructure loan funding commitments totaling $562.4 million, including $291.7 million under revolvers and letters of credit (“LCs”) and $270.7 million under delayed draw term loans. Additionally, as of June 30, 2026, our Infrastructure Lending Segment had outstanding loan purchase commitments of $849.0 million. Our Infrastructure Lending Segment also entered into a credit default swap that may require future additional collateral postings or payments upon specified credit events. See Note 13 for additional information regarding this instrument.
As of June 30, 2026, our Property Segment had future construction funding commitments of $68.6 million related to development projects which have estimated rental revenue commencement dates between July 2026 and September 2027.
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
The table below presents our results of operations for the three months ended June 30, 2026 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Revenues:
Interest income from loans	$327,151	$66,991	$—	$4,273	$—	$398,415	$—	$398,415
Interest income from investment securities	15,344	481	—	22,170	—	37,995	(33,245)	4,750
Servicing fees	111	—	—	20,476	—	20,587	(3,920)	16,667
Rental income	19,808	—	63,827	4,219	—	87,854	—	87,854
Other revenues	1,800	1,474	362	1,524	822	5,982	—	5,982
Total revenues	364,214	68,946	64,189	52,662	822	550,833	(37,165)	513,668
Costs and expenses:
Management fees	165	—	—	—	30,392	30,557	—	30,557
Interest expense	160,750	38,625	28,775	9,117	107,564	344,831	(254)	344,577
General and administrative	14,979	6,015	7,925	23,661	4,114	56,694	—	56,694
Costs of rental operations	16,161	—	7,254	2,898	—	26,313	—	26,313
Depreciation and amortization	4,780	9	29,137	1,082	252	35,260	—	35,260
Credit loss provision, net	29,816	348	—	—	—	30,164	—	30,164
Other expense	88	787	227	101	—	1,203	—	1,203
Total costs and expenses	226,739	45,784	73,318	36,859	142,322	525,022	(254)	524,768
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	—	33,087	33,087
Change in fair value of servicing rights	—	—	—	1,018	—	1,018	726	1,744
Change in fair value of investment securities, net	(1,587)	—	—	(1,717)	—	(3,304)	3,252	(52)
Change in fair value of mortgage loans, net	(12,711)	—	—	12,650	—	(61)	—	(61)
Income from affordable housing fund investments	—	—	4,929	—	—	4,929	—	4,929
Earnings from unconsolidated entities	—	2,677	—	193	—	2,870	(154)	2,716
Gain on sale of investments and other assets, net	88	—	27	2,264	—	2,379	—	2,379
Gain (loss) on derivative financial instruments, net	21,529	350	8,354	983	(34,240)	(3,024)	—	(3,024)
Foreign currency (loss) gain, net	(5,719)	—	13	—	—	(5,706)	—	(5,706)
Other (loss) income, net	(2,597)	—	(1,092)	6	—	(3,683)	—	(3,683)
Total other (loss) income	(997)	3,027	12,231	15,397	(34,240)	(4,582)	36,911	32,329
Income (loss) before income taxes	136,478	26,189	3,102	31,200	(175,740)	21,229	—	21,229
Income tax (provision) benefit	(2,536)	(95)	8	(3,601)	—	(6,224)	—	(6,224)
Net income (loss)	133,942	26,094	3,110	27,599	(175,740)	15,005	—	15,005
Net income attributable to non-controlling interests	(4)	—	(5,325)	(3,119)	—	(8,448)	—	(8,448)
Net income (loss) attributable to Starwood Property Trust, Inc.	$133,938	$26,094	$(2,215)	$24,480	$(175,740)	$6,557	$—	$6,557

The table below presents our results of operations for the three months ended June 30, 2025 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Revenues:
Interest income from loans	$313,595	$65,949	$—	$5,675	$—	$385,219	$—	$385,219
Interest income from investment securities	21,335	148	—	21,778	—	43,261	(32,948)	10,313
Servicing fees	111	—	—	18,627	—	18,738	(4,658)	14,080
Rental income	6,532	—	16,237	5,474	—	28,243	—	28,243
Other revenues	2,334	1,087	240	2,231	536	6,428	—	6,428
Total revenues	343,907	67,184	16,477	53,785	536	481,889	(37,606)	444,283
Costs and expenses:
Management fees	177	—	—	—	30,656	30,833	—	30,833
Interest expense	180,494	39,106	9,067	7,794	79,881	316,342	(210)	316,132
General and administrative	15,535	5,523	1,237	24,361	4,416	51,072	—	51,072
Costs of rental operations	4,950	—	5,930	3,632	—	14,512	—	14,512
Depreciation and amortization	2,491	9	5,875	1,744	252	10,371	—	10,371
Credit loss provision, net	3,663	2,003	—	—	—	5,666	—	5,666
Other expense	—	1,693	6	194	—	1,893	—	1,893
Total costs and expenses	207,310	48,334	22,115	37,725	115,205	430,689	(210)	430,479
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	—	40,280	40,280
Change in fair value of servicing rights	—	—	—	3,568	—	3,568	(1,205)	2,363
Change in fair value of investment securities, net	(2,058)	—	—	3,728	—	1,670	(1,325)	345
Change in fair value of mortgage loans, net	8,425	—	—	21,442	—	29,867	—	29,867
Income from affordable housing fund investments	—	—	5,115	—	—	5,115	—	5,115
Earnings from unconsolidated entities	1,412	1,167	—	5,647	—	8,226	(354)	7,872
Gain on sale of investments and other assets, net	31,662	—	—	—	—	31,662	—	31,662
(Loss) gain on derivative financial instruments, net	(116,140)	—	(13)	(1,304)	16,161	(101,296)	—	(101,296)
Foreign currency gain (loss), net	83,257	630	(126)	—	—	83,761	—	83,761
Gain (loss) on extinguishment of debt	20,773	(783)	—	—	—	19,990	—	19,990
Other (loss) income, net	(737)	—	(636)	2,977	—	1,604	—	1,604
Total other income (loss)	26,594	1,014	4,340	36,058	16,161	84,167	37,396	121,563
Income (loss) before income taxes	163,191	19,864	(1,298)	52,118	(98,508)	135,367	—	135,367
Income tax benefit (provision)	5,495	88	—	(6,254)	—	(671)	—	(671)
Net income (loss)	168,686	19,952	(1,298)	45,864	(98,508)	134,696	—	134,696
Net (income) loss attributable to non-controlling interests	(4)	—	(5,326)	448	—	(4,882)	—	(4,882)
Net income (loss) attributable to Starwood Property Trust, Inc.	$168,682	$19,952	$(6,624)	$46,312	$(98,508)	$129,814	$—	$129,814

The table below presents our results of operations for the six months ended June 30, 2026 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Revenues:
Interest income from loans	$637,465	$128,429	$—	$6,332	$—	$772,226	$—	$772,226
Interest income from investment securities	30,981	865	—	46,103	—	77,949	(67,761)	10,188
Servicing fees	223	—	—	72,095	—	72,318	(7,631)	64,687
Rental income	36,113	—	124,670	7,042	—	167,825	—	167,825
Other revenues	4,013	2,947	819	1,927	1,492	11,198	—	11,198
Total revenues	708,795	132,241	125,489	133,499	1,492	1,101,516	(75,392)	1,026,124
Costs and expenses:
Management fees	197	—	—	—	66,542	66,739	—	66,739
Interest expense	315,673	75,321	56,726	15,943	210,218	673,881	(398)	673,483
General and administrative	31,771	11,933	16,793	45,589	8,941	115,027	—	115,027
Costs of rental operations	29,377	—	14,514	5,556	—	49,447	—	49,447
Depreciation and amortization	9,017	19	57,215	2,232	503	68,986	—	68,986
Credit loss provision (reversal), net	30,402	(615)	—	—	—	29,787	—	29,787
Other expense	165	899	299	241	—	1,604	—	1,604
Total costs and expenses	416,602	87,557	145,547	69,561	286,204	1,005,471	(398)	1,005,073
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	—	65,589	65,589
Change in fair value of servicing rights	—	—	—	2,022	—	2,022	(815)	1,207
Change in fair value of investment securities, net	(1,136)	—	—	(9,638)	—	(10,774)	10,811	37
Change in fair value of mortgage loans, net	(33,691)	—	—	20,962	—	(12,729)	—	(12,729)
Income from affordable housing fund investments	—	—	17,393	—	—	17,393	—	17,393
Earnings from unconsolidated entities	—	3,520	—	605	—	4,125	(591)	3,534
Gain on sale of investments and other assets, net	298	—	496	2,264	—	3,058	—	3,058
Gain (loss) on derivative financial instruments, net	37,892	439	10,630	1,225	(55,673)	(5,487)	—	(5,487)
Foreign currency (loss) gain, net	(11,834)	—	38	—	—	(11,796)	—	(11,796)
Loss on extinguishment of debt	—	(31)	(304)	—	—	(335)	—	(335)
Other (loss) income, net	(5,472)	51	(1,401)	6	—	(6,816)	—	(6,816)
Total other (loss) income	(13,943)	3,979	26,852	17,446	(55,673)	(21,339)	74,994	53,655
Income (loss) before income taxes	278,250	48,663	6,794	81,384	(340,385)	74,706	—	74,706
Income tax benefit (provision)	9,192	(145)	25	(11,351)	—	(2,279)	—	(2,279)
Net income (loss)	287,442	48,518	6,819	70,033	(340,385)	72,427	—	72,427
Net income attributable to non-controlling interests	(7)	—	(12,152)	(1,833)	—	(13,992)	—	(13,992)
Net income (loss) attributable to Starwood Property Trust, Inc.	$287,435	$48,518	$(5,333)	$68,200	$(340,385)	$58,435	$—	$58,435

The table below presents our results of operations for the six months ended June 30, 2025 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Revenues:
Interest income from loans	$603,894	$126,405	$—	$8,843	$—	$739,142	$—	$739,142
Interest income from investment securities	45,224	302	—	49,952	—	95,478	(72,944)	22,534
Servicing fees	176	—	—	40,456	—	40,632	(9,092)	31,540
Rental income	14,735	—	32,552	10,139	—	57,426	—	57,426
Other revenues	5,344	2,102	474	3,270	631	11,821	—	11,821
Total revenues	669,373	128,809	33,026	112,660	631	944,499	(82,036)	862,463
Costs and expenses:
Management fees	357	—	—	—	71,239	71,596	—	71,596
Interest expense	346,045	74,260	18,044	15,927	154,419	608,695	(405)	608,290
General and administrative	30,141	10,541	2,651	46,862	9,024	99,219	—	99,219
Costs of rental operations	10,468	—	11,948	6,916	—	29,332	—	29,332
Depreciation and amortization	6,098	19	11,740	3,495	503	21,855	—	21,855
Credit loss (reversal) provision, net	(22,096)	2,763	—	—	—	(19,333)	—	(19,333)
Other expense	(25)	3,616	(76)	229	—	3,744	—	3,744
Total costs and expenses	370,988	91,199	44,307	73,429	235,185	815,108	(405)	814,703
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	—	68,971	68,971
Change in fair value of servicing rights	—	—	—	3,454	—	3,454	(338)	3,116
Change in fair value of investment securities, net	5,339	—	—	(18,901)	—	(13,562)	13,734	172
Change in fair value of mortgage loans, net	50,999	—	—	37,272	—	88,271	—	88,271
Income from affordable housing fund investments	—	—	9,025	—	—	9,025	—	9,025
Earnings from unconsolidated entities	2,708	545	—	5,892	—	9,145	(736)	8,409
Gain on sale of investments and other assets, net	31,662	—	—	—	—	31,662	—	31,662
(Loss) gain on derivative financial instruments, net	(181,978)	(19)	(111)	(2,377)	43,500	(140,985)	—	(140,985)
Foreign currency gain (loss), net	117,873	866	(187)	—	—	118,552	—	118,552
Gain (loss) on extinguishment of debt	20,773	(783)	—	—	—	19,990	—	19,990
Other (loss) income, net	(1,226)	—	(1,464)	2,981	—	291	—	291
Total other income (loss)	46,150	609	7,263	28,321	43,500	125,843	81,631	207,474
Income (loss) before income taxes	344,535	38,219	(4,018)	67,552	(191,054)	255,234	—	255,234
Income tax benefit (provision)	5,201	(45)	—	(9,593)	—	(4,437)	—	(4,437)
Net income (loss)	349,736	38,174	(4,018)	57,959	(191,054)	250,797	—	250,797
Net (income) loss attributable to non-controlling interests	(7)	—	(10,410)	1,689	—	(8,728)	—	(8,728)
Net income (loss) attributable to Starwood Property Trust, Inc.	$349,729	$38,174	$(14,428)	$59,648	$(191,054)	$242,069	$—	$242,069

The table below presents our consolidated balance sheet as of June 30, 2026 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Assets:
Cash and cash equivalents	$22,616	$206,331	$30,912	$9,281	$98,452	$367,592	$—	$367,592
Restricted cash	177,912	46,173	2,802	189	45,688	272,764	—	272,764
Loans held-for-investment, net	16,965,888	2,851,080	—	—	—	19,816,968	—	19,816,968
Loans held-for-sale	2,154,653	—	—	62,828	—	2,217,481	—	2,217,481
Investment securities	556,876	123,934	—	1,262,903	—	1,943,713	(1,540,884)	402,829
Properties, net	1,028,671	—	2,938,255	31,743	—	3,998,669	—	3,998,669
Investments of consolidated affordable housing fund	—	—	1,725,368	—	—	1,725,368	—	1,725,368
Investments in unconsolidated entities	8,514	61,517	—	33,200	—	103,231	(15,030)	88,201
Goodwill	—	119,409	—	140,437	—	259,846	—	259,846
Intangible assets, net	2,522	—	405,459	71,062	—	479,043	(38,069)	440,974
Derivative assets	23,233	—	931	242	—	24,406	—	24,406
Accrued interest receivable	195,044	3,611	4	493	1,664	200,816	—	200,816
Other assets	195,215	20,947	111,988	(16,670)	50,735	362,215	—	362,215
VIE assets, at fair value	—	—	—	—	—	—	30,868,147	30,868,147
Total Assets	$21,331,144	$3,433,002	$5,215,719	$1,595,708	$196,539	$31,772,112	$29,274,164	$61,046,276
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$232,135	$38,666	$123,067	$37,521	$144,167	$575,556	$—	$575,556
Related-party payable	—	—	—	—	27,033	27,033	—	27,033
Dividends payable	—	—	—	—	180,744	180,744	—	180,744
Derivative liabilities	64,972	—	—	—	26,601	91,573	—	91,573
Secured financing agreements, net	9,496,528	716,722	731,638	583,078	2,491,581	14,019,547	(19,656)	13,999,891
Securitized financing, net	1,603,874	1,810,038	1,397,599	—	—	4,811,511	—	4,811,511
Unsecured senior notes, net	—	—	—	—	4,882,722	4,882,722	—	4,882,722
VIE liabilities, at fair value	—	—	—	—	—	—	29,293,820	29,293,820
Total Liabilities	11,397,509	2,565,426	2,252,304	620,599	7,752,848	24,588,686	29,274,164	53,862,850
Temporary Equity: Redeemable non-controlling interests	—	—	356,377	—	—	356,377	—	356,377
Permanent Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Common stock	—	—	—	—	3,798	3,798	—	3,798
Additional paid-in capital	2,904,306	465,056	329,107	(974,433)	4,267,303	6,991,339	—	6,991,339
Treasury stock	—	—	—	—	(167,962)	(167,962)	—	(167,962)
Retained earnings (accumulated deficit)	7,019,517	402,520	2,072,106	1,827,396	(11,659,448)	(337,909)	—	(337,909)
Accumulated other comprehensive income	9,697	—	—	—	—	9,697	—	9,697
Total Starwood Property Trust, Inc. Stockholders’ Equity	9,933,520	867,576	2,401,213	852,963	(7,556,309)	6,498,963	—	6,498,963
Non-controlling interests in consolidated subsidiaries	115	—	205,825	122,146	—	328,086	—	328,086
Total Permanent Equity	9,933,635	867,576	2,607,038	975,109	(7,556,309)	6,827,049	—	6,827,049
Total Liabilities and Equity	$21,331,144	$3,433,002	$5,215,719	$1,595,708	$196,539	$31,772,112	$29,274,164	$61,046,276

The table below presents our consolidated balance sheet as of December 31, 2025 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Assets:
Cash and cash equivalents	$74,534	$198,031	$70,900	$25,149	$130,866	$499,480	$—	$499,480
Restricted cash	123,215	33,794	3,236	454	14,468	175,167	—	175,167
Loans held-for-investment, net	16,038,333	2,824,379	—	—	—	18,862,712	—	18,862,712
Loans held-for-sale	2,278,067	—	—	45,476	—	2,323,543	—	2,323,543
Investment securities	641,893	31,273	—	1,284,863	—	1,958,029	(1,657,029)	301,000
Properties, net	732,714	—	2,674,276	41,662	—	3,448,652	—	3,448,652
Investments of consolidated affordable housing fund	—	—	1,727,499	—	—	1,727,499	—	1,727,499
Investments in unconsolidated entities	8,514	57,997	—	33,203	—	99,714	(14,962)	84,752
Goodwill	—	119,409	—	140,437	—	259,846	—	259,846
Intangible assets, net	2,817	—	401,268	69,227	—	473,312	(37,253)	436,059
Derivative assets	27,157	—	—	201	18,455	45,813	—	45,813
Accrued interest receivable	157,116	4,424	442	562	135	162,679	—	162,679
Other assets	193,525	4,623	107,468	5,454	51,921	362,991	—	362,991
VIE assets, at fair value	—	—	—	—	—	—	34,493,164	34,493,164
Total Assets	$20,277,885	$3,273,930	$4,985,089	$1,646,688	$215,845	$30,399,437	$32,783,920	$63,183,357
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$165,317	$32,732	$113,707	$60,423	$127,571	$499,750	$—	$499,750
Related-party payable	—	—	—	—	31,662	31,662	—	31,662
Dividends payable	—	—	—	—	180,413	180,413	—	180,413
Derivative liabilities	72,351	—	—	—	11,632	83,983	—	83,983
Secured financing agreements, net	8,637,246	719,942	596,906	517,897	2,226,843	12,698,834	(19,886)	12,678,948
Securitized financing, net	2,224,239	1,645,536	1,261,678	—	—	5,131,453	—	5,131,453
Unsecured senior notes, net	—	—	—	—	4,283,836	4,283,836	—	4,283,836
VIE liabilities, at fair value	—	—	—	—	—	—	32,803,806	32,803,806
Total Liabilities	11,099,153	2,398,210	1,972,291	578,320	6,861,957	22,909,931	32,783,920	55,693,851
Temporary Equity: Redeemable non-controlling interests	—	—	364,118	—	—	364,118	—	364,118
Permanent Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Common stock	—	—	—	—	3,780	3,780	—	3,780
Additional paid-in capital	2,434,975	521,717	365,416	(814,760)	4,449,868	6,957,216	—	6,957,216
Treasury stock	—	—	—	—	(138,022)	(138,022)	—	(138,022)
Retained earnings (accumulated deficit)	6,732,082	354,003	2,077,439	1,759,196	(10,961,738)	(39,018)	—	(39,018)
Accumulated other comprehensive income	11,560	—	—	—	—	11,560	—	11,560
Total Starwood Property Trust, Inc. Stockholders’ Equity	9,178,617	875,720	2,442,855	944,436	(6,646,112)	6,795,516	—	6,795,516
Non-controlling interests in consolidated subsidiaries	115	—	205,825	123,932	—	329,872	—	329,872
Total Permanent Equity	9,178,732	875,720	2,648,680	1,068,368	(6,646,112)	7,125,388	—	7,125,388
Total Liabilities and Equity	$20,277,885	$3,273,930	$4,985,089	$1,646,688	$215,845	$30,399,437	$32,783,920	$63,183,357

The table below presents our additions to long-lived assets by business segment for the three and six months ended June 30, 2026 and 2025 (amounts in thousands) (1):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Property Segment	$199,853	$4,979	$345,961	$7,540
Commercial and Residential Lending Segment	5,248	145,215	356,453	200,303
Investing and Servicing Segment	1,356	1,318	1,535	1,794
Total additions to long-lived assets	$206,457	$151,512	$703,949	$209,637
_____________________________________________________________________________________________________________________
(1)Includes cash and non-cash acquisitions of properties and related lease intangibles (including through loan foreclosure), as discussed in Notes 3, 4 and 6, and property capital improvements.
24. Subsequent Events
Our significant events subsequent to June 30, 2026 were as follows:
Corporate Unsecured Senior Notes
In July 2026, we issued $500.0 million of 5.875% Senior Notes due 2029 which mature on August 15, 2029. We used the proceeds to early redeem the entire $500.0 million principal balance of the 2027 Senior Notes due January 15, 2027. In connection with the redemption, we unwound the related interest rate hedges and recognized a derivative loss of $6.3 million.
In July 2026, we repaid the entire $400.0 million principal balance of the 2026 Senior Notes at maturity with proceeds received from the senior note issuance that occurred during the three months ended June 30, 2026.
Net Lease Securitized Financing
In July 2026, we refinanced a pool of our Fundamental net lease properties through an ABS, FI Series 2026-2, with $321.0 million of third party financing at a weighted average fixed rate of 5.47% and weighted average maturity of 5.0 years.
Commercial Lending Financings
In July 2026, we redeemed at par the third party financing for our STWD 2021-FL2 and STWD 2022-FL3 CLOs issued in May 2021 and February 2022 for $279.9 million and $299.2 million, respectively, plus accrued interest. In connection with the redemptions, we amended an existing commercial credit facility, increasing the maximum facility size by $1.2 billion to $3.0 billion.

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

We have four reportable business segments as of June 30, 2026 and we refer to the investments within these segments as our target assets:
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

Developments During the Second Quarter of 2026
Commercial and Residential Lending Segment
•Originated or acquired $1.4 billion of commercial loans during the quarter, including the following:
◦$598.7 million first mortgage loan, representing a 3% participation in the overall loan, for the construction of a data center pre-leased to an investment grade tenant located in Texas, of which the Company funded $84.2 million.
◦A$625.1 million ($442.1 million) first mortgage loan, representing a 66% participation in the overall loan, secured by a hospitality asset located in Australia, of which the Company funded $366.8 million.
◦$127.5 million first mortgage loan secured by a luxury resort located in Colorado, which the Company fully funded.
◦$120.0 million first mortgage loan secured by a distribution and logistics portfolio located in Tennessee, of which the Company funded $110.7 million.
◦€37.1 million and £11.3 million ($57.6 million) first mortgage loan secured by a cold storage industrial portfolio located across the Netherlands, United Kingdom and Ireland, of which the Company funded $47.5 million.
•Funded $250.1 million of previously originated commercial loan commitments and investment securities.
•Received gross proceeds of $447.1 million ($379.2 million, net of debt repayments) from maturities and principal repayments on our commercial loans and investment securities.
•Transferred $229.8 million of residential loans from VIE assets to loans held-for-investment upon redemption of a consolidated RMBS trust.
•Sold two units in a residential conversion project in New York for $11.5 million.
Infrastructure Lending Segment
•Committed $440.8 million for new infrastructure loans and bonds, of which the Company funded $296.1 million, and also funded $24.2 million of pre-existing infrastructure loan commitments.
•Received proceeds of $447.3 million from principal repayments on our infrastructure loans and bonds.
Property
•Acquired 16 additional net lease properties for $179.0 million and sold four properties subject to a single master lease for $2.3 million, resulting in an immaterial gain.
•Entered into a new revolving warehouse credit facility in April 2026 to finance Fundamental’s net lease property acquisitions. The facility totals $1.0 billion, of which $500.0 million is committed and $500.0 million is uncommitted. It has a five-year term, an annual interest rate of SOFR + 1.55% and an advance rate of up to 70%.
Investing and Servicing
•Originated or acquired commercial conduit loans of $290.0 million.
•Received proceeds of $341.8 million from sales of previously originated commercial conduit loans.
•Acquired CMBS for a purchase price of $46.8 million, of which $1.4 million related to non-controlling interests, and sold CMBS for total gross proceeds of $13.3 million.

•Obtained four new special servicing assignments for CMBS trusts with a total unpaid principal balance of $2.8 billion, while $2.8 billion matured and $1.0 billion transferred, bringing our total named special servicing portfolio to $93.6 billion.
•Sold a hospitality asset in New York City for gross proceeds of $13.1 million and recognized a gain of $2.3 million. The property had been acquired through foreclosure in June 2024 after the related loan was acquired as nonperforming in October 2021.
Corporate
•Amended our $696.5 million term loan facility due September 2032 in May 2026, increasing the facility by $275.0 million to $971.5 million, and reducing the spread by 25 bps from SOFR + 2.25% to SOFR + 2.00%.
•Issued $600.0 million of 6.125% Senior Notes due 2031 in May 2026 and swapped the notes to a floating rate of SOFR + 2.22%.
•Repurchased 581,795 shares of common stock with a weighted average repurchase price of $17.16 per share for a total cost of $10.0 million.
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
◦$160.0 million first mortgage loan for the construction of a data center pre-leased to an investment grade tenant located in Virginia, of which the Company funded $30.7 million. Refer to Note 16 to the condensed consolidated financial statements for further discussion.
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
•Acquired the additional remaining $143.8 million senior mortgage loan interest secured by an industrial complex in Long Island City, New York, for which we have an existing $274.3 million first mortgage and mezzanine loan interest, in order to preserve our rights as the mezzanine lender.
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
Property
•Acquired 32 additional net lease properties for $129.6 million and sold nine properties subject to two master leases for $22.4 million, recognizing a total net gain of $0.5 million.
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
•Obtained one new special servicing assignment for CMBS trusts with a total unpaid principal balance of $250.0 million, while $2.8 billion matured and $351.8 million transferred, bringing our total named special servicing portfolio to $94.6 billion as of March 31. 2026.
Corporate
•Repurchased 1,126,543 shares of common stock with a weighted average repurchase price of $17.67 per share for a total cost of $19.9 million
Subsequent Events
Refer to Note 24 to the Consolidated Financial Statements for disclosure regarding significant transactions that occurred subsequent to June 30, 2026.

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
The following table compares our summarized results of operations for the three months ended June 30, 2026 and March 31, 2026 and for the six months ended June 30, 2026 and 2025 by business segment (amounts in thousands):

	For the Three Months Ended			For the Six Months Ended
Revenues:	June 30, 2026	March 31, 2026	$ Change	June 30, 2026	June 30, 2025	$ Change
Commercial and Residential Lending Segment	$364,214	$344,581	$19,633	$708,795	$669,373	$39,422
Infrastructure Lending Segment	68,946	63,295	5,651	132,241	128,809	3,432
Property Segment	64,189	61,300	2,889	125,489	33,026	92,463
Investing and Servicing Segment	52,662	80,837	(28,175)	133,499	112,660	20,839
Corporate	822	670	152	1,492	631	861
Securitization VIE eliminations	(37,165)	(38,227)	1,062	(75,392)	(82,036)	6,644
	513,668	512,456	1,212	1,026,124	862,463	163,661
Costs and expenses:
Commercial and Residential Lending Segment	226,739	189,863	36,876	416,602	370,988	45,614
Infrastructure Lending Segment	45,784	41,773	4,011	87,557	91,199	(3,642)
Property Segment	73,318	72,229	1,089	145,547	44,307	101,240
Investing and Servicing Segment	36,859	32,702	4,157	69,561	73,429	(3,868)
Corporate	142,322	143,882	(1,560)	286,204	235,185	51,019
Securitization VIE eliminations	(254)	(144)	(110)	(398)	(405)	7
	524,768	480,305	44,463	1,005,073	814,703	190,370
Other income (loss):
Commercial and Residential Lending Segment	(997)	(12,946)	11,949	(13,943)	46,150	(60,093)
Infrastructure Lending Segment	3,027	952	2,075	3,979	609	3,370
Property Segment	12,231	14,621	(2,390)	26,852	7,263	19,589
Investing and Servicing Segment	15,397	2,049	13,348	17,446	28,321	(10,875)
Corporate	(34,240)	(21,433)	(12,807)	(55,673)	43,500	(99,173)
Securitization VIE eliminations	36,911	38,083	(1,172)	74,994	81,631	(6,637)
	32,329	21,326	11,003	53,655	207,474	(153,819)
Income (loss) before income taxes:
Commercial and Residential Lending Segment	136,478	141,772	(5,294)	278,250	344,535	(66,285)
Infrastructure Lending Segment	26,189	22,474	3,715	48,663	38,219	10,444
Property Segment	3,102	3,692	(590)	6,794	(4,018)	10,812
Investing and Servicing Segment	31,200	50,184	(18,984)	81,384	67,552	13,832
Corporate	(175,740)	(164,645)	(11,095)	(340,385)	(191,054)	(149,331)
Securitization VIE eliminations	—	—	—	—	—	—
	21,229	53,477	(32,248)	74,706	255,234	(180,528)
Income tax (provision) benefit	(6,224)	3,945	(10,169)	(2,279)	(4,437)	2,158
Net income attributable to non-controlling interests	(8,448)	(5,544)	(2,904)	(13,992)	(8,728)	(5,264)
Net income attributable to Starwood Property Trust, Inc.	$6,557	$51,878	$(45,321)	$58,435	$242,069	$(183,634)

Three Months Ended June 30, 2026 Compared to the Three Months Ended March 31, 2026
Commercial and Residential Lending Segment

Revenues

For the three months ended June 30, 2026, revenues of our Commercial and Residential Lending Segment increased $19.6 million to $364.2 million, compared to $344.6 million for the three months ended March 31, 2026. This was primarily due to a $16.8 million increase in interest income from loans and a $3.5 million increase in rental income from foreclosed properties (substantially offset by the increase in rental costs and expenses noted below). The increase in interest income from loans was comprised of a $17.1 million increase from commercial loans, primarily reflecting higher average loan balances, slightly offset by a $0.3 million decrease from residential loans.

Costs and Expenses

For the three months ended June 30, 2026, costs and expenses of our Commercial and Residential Lending Segment increased $36.8 million to $226.7 million, compared to $189.9 million for the three months ended March 31, 2026. This was primarily due to increases of $29.2 million in credit loss provision, $5.8 million in interest expense and $3.5 million in rental costs and expenses. The increase in the credit loss provision primarily reflects a deterioration in macroeconomic forecasts in the second quarter of 2026. The increase in interest expense associated with the various financing facilities used to fund a portion of this segment’s investment portfolio was primarily due to higher average borrowings outstanding.

Net Interest Income (amounts in thousands)

	For the Three Months Ended
	June 30, 2026	March 31, 2026	Change
Interest income from loans	$327,151	$310,314	$16,837
Interest income from investment securities	15,344	15,637	(293)
Interest expense	(160,750)	(154,923)	(5,827)
Net interest income	$181,745	$171,028	$10,717

For the three months ended June 30, 2026, net interest income of our Commercial and Residential Lending Segment increased $10.7 million to $181.7 million, compared to $171.0 million for the three months ended March 31, 2026. This reflects the increase in interest income, partially offset by the increase in interest expense on our secured financing facilities, both as discussed in the sections above.

During the three months ended June 30, 2026 and March 31, 2026, the weighted average unlevered yields on the Commercial and Residential Lending Segment’s loans and investment securities, excluding retained RMBS and loans for which interest income is not recognized, were as follows:

	For the Three Months Ended
	June 30, 2026	March 31, 2026
Commercial	7.4%	7.4%
Residential	4.8%	4.8%
Overall	7.1%	7.0%

For the three months ended June 30, 2026, the weighted average unlevered yields on our commercial and residential loans and investment securities were relatively unchanged from the previous quarter.

During both the three months ended June 30, 2026 and March 31, 2026, the Commercial and Residential Lending Segment’s weighted average secured borrowing rate, inclusive of the amortization of deferred financing fees, was 5.6%. Interest rate hedges had the effect of reducing the weighted average borrowing costs to 5.3% and 5.2% during the three months ended June 30, 2026 and March 31, 2026, respectively.

Other Loss

For the three months ended June 30, 2026, other loss of our Commercial and Residential Lending Segment decreased $11.9 million to $1.0 million compared to $12.9 million for the three months ended March 31, 2026. This was primarily due to (i) an $8.3 million lesser decrease in fair value of residential loans and (ii) a $5.2 million increased net gain on derivatives, partially offset by (iii) a $2.0 million unfavorable change in fair value of RMBS investments. The increased net gain on derivatives in the second quarter of 2026 reflects (i) a $17.5 million higher gain on interest rate swaps principally related to residential loans, partially offset by (ii) a $12.3 million unfavorable change in gain (loss) on foreign currency hedges. The interest rate swaps are used primarily to hedge our interest rate risk on residential loans held-for-sale and to fix our interest rate payments on certain variable rate borrowings which fund fixed rate investments. The foreign currency hedges are used to fix the U.S. dollar amounts of cash flows (both interest and principal payments) we expect to receive from our foreign currency denominated loans and investments. The unfavorable change in gain (loss) on foreign currency hedges reflects the weakening of the U.S. dollar against the pound sterling (“GBP”) and Australian dollar (“AUD”), partially offset by a strengthening against the Euro (“EUR”), in the second quarter of 2026, compared to a strengthening of the U.S. dollar against the GBP and EUR, partially offset by a weakening against the AUD, in the first quarter of 2026.

Infrastructure Lending Segment

Revenues

For the three months ended June 30, 2026, revenues of our Infrastructure Lending Segment increased $5.6 million to $68.9 million, compared to $63.3 million for the three months ended March 31, 2026. This was primarily due to a $5.6 million increase in interest income from loans, reflecting higher average loan balances and prepayment related income.

Costs and Expenses

For the three months ended June 30, 2026, costs and expenses of our Infrastructure Lending Segment increased $4.0 million to $45.8 million, compared to $41.8 million for the three months ended March 31, 2026. This was primarily due to (i) a $1.9 million increase in interest expense, primarily reflecting higher average borrowings outstanding, and (ii) a $1.3 million increase in credit loss provision to a provision of $0.3 million in the second quarter compared to a reversal of $1.0 million in the first quarter.

Net Interest Income (amounts in thousands)

	For the Three Months Ended
	June 30, 2026	March 31, 2026	Change
Interest income from loans	$66,991	$61,438	$5,553
Interest income from investment securities	481	384	97
Interest expense	(38,625)	(36,696)	(1,929)
Net interest income	$28,847	$25,126	$3,721

For the three months ended June 30, 2026, net interest income of our Infrastructure Lending Segment increased $3.7 million to $28.8 million, compared to $25.1 million for the three months ended March 31, 2026. The increase reflects the increase in interest income from loans, partially offset by the increase in interest expense on the secured financing facilities used to fund this segment’s investment portfolio, both as discussed in the sections above.

During both the three months ended June 30, 2026 and March 31, 2026, the weighted average unlevered yield on the Infrastructure Lending Segment’s loans and investment securities, excluding those for which interest income is not recognized, was 8.4%.

During both the three months ended June 30, 2026 and March 31, 2026, the Infrastructure Lending Segment’s weighted average secured borrowing rate, inclusive of the amortization of deferred financing fees, was 6.2%.

Other Income

For the three months ended June 30, 2026, other income of our Infrastructure Lending Segment increased $2.0 million to $3.0 million, compared $1.0 million for the three months ended March 31, 2026. This was primarily due to a $1.8 million increase in earnings from unconsolidated entities.

Property Segment

Change in Results by Portfolio (amounts in thousands)

	$ Change from prior period
	Revenues	Depreciation and amortization	Other costs and expenses	Gain (loss) on derivative financial instruments	Other income (loss)	Income (loss) before income taxes
Fundamental	$3,059	$1,134	$657	$6,122	$(389)	$7,001
Medical Office Portfolio	70	(75)	(283)	(43)	304	689
Woodstar Fund	(241)	—	(1)	—	(7,535)	(7,775)
D.C. Multifamily Conversion	—	—	—	—	(841)	(841)
Other/Corporate	1	—	(343)	—	(8)	336
Total	$2,889	$1,059	$30	$6,079	$(8,469)	$(590)

See Notes 6 and 7 to the Condensed Consolidated Financial Statements for a description of the above-referenced Property Segment assets.

Revenues

For the three months ended June 30, 2026, revenues of our Property Segment increased $2.9 million to $64.2 million, compared to $61.3 million for the three months ended March 31, 2026, primarily due to Fundamental’s acquisition of additional net lease properties.

Costs and Expenses

For the three months ended June 30, 2026, costs and expenses of our Property Segment increased $1.1 million to $73.3 million, compared to $72.2 million for the three months ended March 31, 2026. This was primarily due to an increase in depreciation and amortization of properties acquired by Fundamental.

Other Income

For the three months ended June 30, 2026, other income of our Property Segment decreased $2.4 million to $12.2 million compared to $14.6 million for the three months ended March 31, 2026. This was primarily due to a $7.5 million decrease in income attributable to investments of the Woodstar Fund, primarily related to unrealized fair value changes, partially offset by a $6.1 million increased gain on interest rate derivatives which primarily hedge the timing of securitizations on Fundamental collateral while on a warehouse line.

Investing and Servicing Segment

Revenues

For the three months ended June 30, 2026, revenues of our Investing and Servicing Segment decreased $28.1 million to $52.7 million, compared to $80.8 million for the three months ended March 31, 2026. This was primarily due to a $31.1 million decrease in servicing fees principally related to default interest.

Costs and Expenses

For the three months ended June 30, 2026, costs and expenses of our Investing and Servicing Segment increased $4.2 million to $36.9 million, compared to $32.7 million for the three months ended March 31, 2026. This was primarily due to increases of (i) $2.3 million in interest expense, primarily on conduit loan financing, and (ii) $1.7 million in general and administrative expenses, principally related to higher loan securitization activity.

Other Income

For the three months ended June 30, 2026, other income of our Investing and Servicing Segment increased $13.4 million to $15.4 million, compared to $2.0 million for the three months ended March 31, 2026. This was primarily due to (i) a $6.2 million lesser decrease in fair value of CMBS investments, (ii) a $4.3 million greater increase in fair value of conduit loans and (iii) a $2.3 million gain on sale of a foreclosed property in the second quarter of 2026.

Corporate and Other Items

Corporate Costs and Expenses

For the three months ended June 30, 2026, corporate expenses decreased $1.6 million to $142.3 million, compared to $143.9 million for the three months ended March 31, 2026. This was primarily due to a $5.8 million decrease in management fees (principally incentive fees), partially offset by a $4.9 million increase in interest expense, primarily due to higher average secured and unsecured borrowings outstanding.

Corporate Other Loss

For the three months ended June 30, 2026, corporate other loss increased $12.8 million to $34.2 million, compared to $21.4 million for the three months ended March 31, 2026. This was due to an increased loss on our fixed-to-floating interest rate swaps which hedge a portion of our unsecured senior notes.

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

Income Tax (Provision) Benefit

Our consolidated income taxes principally relate to the taxable nature of our loan servicing and loan securitization businesses which are housed in taxable REIT subsidiaries (“TRSs”). For the three months ended June 30, 2026, our income tax provision increased $10.1 million to a provision of $6.2 million compared to a benefit of $3.9 million for the three months ended March 31, 2026. This was primarily due to a provision on taxable income of our TRSs in the second quarter of 2026 compared to the tax benefit recognition of intra-entity asset transfers in the first quarter of 2026.

Net Income Attributable to Non-controlling Interests

During the three months ended June 30, 2026, net income attributable to non-controlling interests increased $2.9 million to $8.4 million, compared to $5.5 million during the three months ended March 31, 2026. This was primarily due to non-controlling interests in a favorable change in unrealized gains (losses) of a consolidated CMBS joint venture, partially offset by lower income of the Woodstar Fund in the second quarter of 2026.

Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025
Commercial and Residential Lending Segment
Revenues
For the six months ended June 30, 2026, revenues of our Commercial and Residential Lending Segment increased $39.4 million to $708.8 million, compared to $669.4 million for the six months ended June 30, 2025. This was primarily due to increases in interest income from loans of $33.6 million and rental income from foreclosed properties of $21.4 million, partially offset by a decrease in interest income from investment securities of $14.2 million. The increase in interest income from loans reflects (i) a $39.0 million increase from commercial loans, reflecting higher average balances, partially offset by lower average index rates and spreads and additional loans placed on nonaccrual, and (ii) a $5.4 million decrease from residential loans principally due to lower average balances. The decrease in interest income from investment securities was primarily due to lower average commercial and residential investment balances due to repayments.
Costs and Expenses
For the six months ended June 30, 2026, costs and expenses of our Commercial and Residential Lending Segment increased $45.6 million to $416.6 million, compared to $371.0 million for the six months ended June 30, 2025. This was primarily due to increases of $52.5 million in credit loss provision and $21.8 million in rental costs and expenses, partially offset by a $30.4 million decrease in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio. The increase in the credit loss provision primarily reflects a deterioration in macroeconomic forecasts in the second half of 2026. The decrease in interest expense was primarily due to lower average index rates and spreads, partially offset by higher average borrowings outstanding.

Net Interest Income (amounts in thousands)

	For the Six Months Ended June 30,
	2026	2025	Change
Interest income from loans	$637,465	$603,894	$33,571
Interest income from investment securities	30,981	45,224	(14,243)
Interest expense	(315,673)	(346,045)	30,372
Net interest income	$352,773	$303,073	$49,700
For the six months ended June 30, 2026, net interest income of our Commercial and Residential Lending Segment increased $49.7 million to $352.8 million, compared to $303.1 million for the six months ended June 30, 2025. This reflects the net increase in interest income and the decrease in interest expense on our secured financing facilities, both as discussed in the sections above.
During the six months ended June 30, 2026 and 2025, the weighted average unlevered yields on the Commercial and Residential Lending Segment’s loans and investment securities, excluding retained RMBS and loans for which interest income is not recognized, were as follows:

	For the Six Months Ended June 30,
	2026	2025
Commercial	7.4%	8.3%
Residential	4.8%	5.1%
Overall	7.1%	7.8%
The weighted average unlevered yield on our commercial loans decreased primarily due to lower average index rates and spreads. The unlevered yield on our residential loans declined primarily due to an increase in the fair value of those loans.
During the six months ended June 30, 2026 and 2025, the Commercial and Residential Lending Segment’s weighted average secured borrowing rates, inclusive of the amortization of deferred financing fees, were 5.6% and 6.5%, respectively. The decrease in borrowing rates primarily reflects lower average index rates and spreads. Interest rate hedges had the effect of adjusting these weighted average borrowing costs to 5.3% and 5.9% during the six months ended June 30, 2026 and 2025, respectively.

Other Income (Loss)
For the six months ended June 30, 2026, other income of our Commercial and Residential Lending Segment decreased $60.1 million to a loss of $13.9 million, compared to income of $46.2 million for the six months ended June 30, 2025. This was primarily due to (ii) a $129.7 million unfavorable change in foreign currency gain (loss), (ii) an $84.7 million unfavorable change in fair value of residential loans, (iii) a $31.4 million decrease in gain on sale of investments and other assets, (iv) the nonrecurrence of a $20.8 million gain on extinguishment of debt in the first half of 2025 and (v) a $6.5 million unfavorable change in fair value of RMBS investments, all partially offset by (vi) a $219.8 million favorable change in gain (loss) on derivatives. The favorable change in gain (loss) on derivatives during the six months ended June 30, 2026 reflects (i) a $128.9 million favorable change in gain (loss) on foreign currency hedges and (ii) a $90.9 million favorable change in gain (loss) on interest rate swaps principally related to residential loans. The foreign currency hedges are used to fix the U.S. dollar amounts of cash flows (both interest and principal payments) we expect to receive from our foreign currency denominated loans and investments. The interest rate swaps are used primarily to hedge our interest rate risk on residential loans held-for-sale and to fix our interest rate payments on certain variable rate borrowings which fund fixed rate investments. The unfavorable change in foreign currency gain (loss) and the favorable change in gain (loss) on foreign currency hedges reflect the strengthening of the U.S. dollar against the GBP and EUR, partially offset by a weakening against the AUD, during the first half of 2026, compared to a weakening of the U.S. dollar against each of those currencies in the first half of 2025.
Infrastructure Lending Segment
Revenues
For the six months ended June 30, 2026, revenues of our Infrastructure Lending Segment increased $3.4 million to $132.2 million, compared to $128.8 million for the six months ended June 30, 2025. This was primarily due to increases in interest income of (i) $2.0 million from loans, reflecting higher average balances, partially offset by the effects of lower average index rates and spreads, (ii) $0.9 million from cash balances and (iii) $0.6 million from investment securities.
Costs and Expenses
For the six months ended June 30, 2026, costs and expenses of our Infrastructure Lending Segment decreased $3.6 million to $87.6 million, compared to $91.2 million for the six months ended June 30, 2025. This was primarily due to (i) a $3.4 million decrease in credit loss provision to a reversal of $0.6 million in the first half of 2026 compared to a provision of $2.8 million in the first half of 2025, reflecting lower net fundings, and (ii) a $1.3 million net decrease in general, administrative and other expenses, partially offset by (iii) a $1.1 million increase in interest expense, reflecting higher average borrowings outstanding, partially offset by the effects of lower average index rates and spreads.
Net Interest Income (amounts in thousands)

	For the Six Months Ended June 30,
	2026	2025	Change
Interest income from loans	$128,429	$126,405	$2,024
Interest income from investment securities	865	302	563
Interest expense	(75,321)	(74,260)	(1,061)
Net interest income	$53,973	$52,447	$1,526
For the six months ended June 30, 2026, net interest income of our Infrastructure Lending Segment increased $1.5 million to $54.0 million, compared to $52.4 million for the six months ended June 30, 2025. This reflects the increase in interest income from loans and investment securities, partially offset by the increase in interest expense on the secured financing facilities, both as discussed in the sections above.
During the six months ended June 30, 2026 and 2025, the weighted average unlevered yields on the Infrastructure Lending Segment’s loans and investment securities, excluding those for which interest income is not recognized, were 8.5% and 9.3%, respectively, reflecting lower average index rates and spreads in the first half of 2026.
During the six months ended June 30, 2026 and 2025, the Infrastructure Lending Segment’s weighted average secured borrowing rates, inclusive of the amortization of deferred financing fees, were 6.2% and 7.0%, respectively, reflecting lower average index rates and spreads in the first half of 2026.

Other Income
For the six months ended June 30, 2026, other income of our Infrastructure Lending Segment increased $3.4 million to $4.0 million, compared to $0.6 million for the six months ended June 30, 2025, primarily due to a $3.0 million increase in earnings from unconsolidated entities.
Property Segment
Change in Results by Portfolio (amounts in thousands)

	$ Change from prior period
	Revenues	Depreciation and amortization	Other costs and expenses	Gain (loss) on derivative financial instruments	Other income (loss)	Income (loss) before income taxes
Fundamental	$91,058	$45,457	$58,350	$10,674	$555	$(1,520)
Medical Office Portfolio	1,171	17	(2,462)	68	(304)	3,380
Woodstar Fund	249	—	(24)	—	8,368	8,641
D.C. Multifamily Conversion	—	—	—	—	(1)	(1)
Other/Corporate	(15)	—	(98)	—	229	312
Total	$92,463	$45,474	$55,766	$10,742	$8,847	$10,812
Revenues
For the six months ended June 30, 2026, revenues of our Property Segment increased $92.5 million to $125.5 million, compared to $33.0 million for the six months ended June 30, 2025. This was primarily due to our acquisition of Fundamental in July 2025, which provided $91.1 million of net lease rental income during the first half of 2026.
Costs and Expenses
For the six months ended June 30, 2026, costs and expenses of our Property Segment increased $101.2 million to $145.5 million, compared to $44.3 million for the six months ended June 30, 2025. This was primarily due to the acquisition of Fundamental in July 2025, which introduced (i) higher interest expense, general and administrative expenses and costs of rental operations totaling $58.3 million and (ii) higher asset depreciation and amortization of $45.5 million, during the first half of 2026, the effect of which was partially offset by (iii) a $3.1 million decrease in interest expense on variable rate borrowings of the Medical Office Portfolio, primarily due to repayment of its $39.5 million mezzanine debt in February 2026 and lower average index rates.
Other Income
For the six months ended June 30, 2026, other income of our Property Segment increased $19.6 million to $26.9 million, compared to $7.3 million for the six months ended June 30, 2025. This was primarily due to (i) a $10.7 million gain on derivatives which hedge the timing of securitizations on Fundamental collateral while on a warehouse line and (ii) an $8.4 million increase in income attributable to investments of the Woodstar Fund, primarily related to unrealized fair value changes.
Investing and Servicing Segment
Revenues
For the six months ended June 30, 2026, revenues of our Investing and Servicing Segment increased $20.8 million to $133.5 million, compared to $112.7 million for the six months ended June 30, 2025. This was primarily due to (i) a $31.6 million increase in servicing fees principally related to default interest, partially offset by (ii) a $6.4 million decrease in interest income from CMBS investments and conduit loans primarily due to lower interest recoveries on CMBS investments and lower average loan balances held during the first half of 2026 and (iii) a $3.1 million decrease in rental income on fewer properties held.

Costs and Expenses
For the six months ended June 30, 2026, costs and expenses of our Investing and Servicing Segment decreased $3.8 million to $69.6 million, compared to $73.4 million for the six months ended June 30, 2025. This was primarily due to decreases of (i) $2.4 million in rental costs and expenses and (ii) $1.3 million in general and administrative expenses, principally related to lower loan securitization activity.
Other Income
For the six months ended June 30, 2026, other income of our Investing and Servicing Segment decreased $10.9 million to $17.4 million, compared to $28.3 million for the six months ended June 30, 2025. This was primarily due to (i) a $16.3 million lesser increase in fair value of conduit loans and (ii) a $5.3 million decrease in earnings from unconsolidated entities, partially offset by (iii) a $9.3 million lesser decrease in fair value of CMBS investments and (iv) a $3.6 million favorable change in gain (loss) on derivatives which primarily hedge our interest rate risk on conduit loans and CMBS investments.
Corporate and Other Items
Corporate Costs and Expenses
For the six months ended June 30, 2026, corporate expenses increased $51.0 million to $286.2 million, compared to $235.2 million for the six months ended June 30, 2025. This was primarily due to (i) a $55.8 million increase in interest expense reflecting higher average balances of unsecured senior notes and secured term loans outstanding, partially offset by lower spreads and index rates on the secured term loans, and (ii) a $4.7 million decrease in management fees, principally reflecting lower incentive fees and stock compensation expense.
Corporate Other Income (Loss)
For the six months ended June 30, 2026, corporate other income decreased $99.2 million to a loss of $55.7 million, compared to income of $43.5 million for the six months ended June 30, 2025. This was due to an unfavorable change in gain (loss) on fixed-to-floating interest rate swaps which hedge a portion of our unsecured senior notes.
Securitization VIE Eliminations

Refer to the preceding comparison of the three months ended June 30, 2026 to the three months ended March 31, 2026 for a discussion of the effect of securitization VIE eliminations.
Income Tax Provision
Our consolidated income taxes principally relate to the taxable nature of our loan servicing and loan securitization businesses which are housed in TRSs. For the six months ended June 30, 2026, our income tax provision decreased $2.1 million to $2.3 million, compared to $4.4 million for the six months ended June 30, 2025. This was primarily due to higher taxable income of our TRSs during the first half of 2026, partially offset by the tax benefit recognition of intra-entity asset transfers.
Net Income Attributable to Non-controlling Interests
For the six months ended June 30, 2026, net income attributable to non-controlling interests increased $5.3 million to $14.0 million, compared to $8.7 million for the six months ended June 30, 2025. This was primarily due to non-controlling interests in a favorable change in unrealized gains (losses) of a consolidated CMBS joint venture and higher income of the Woodstar Fund in the first quarter of 2026.

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
The following table presents our diluted weighted average shares used in our GAAP EPS calculation reconciled to our diluted weighted average shares used in our Distributable EPS calculation (amounts in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025
Diluted weighted average shares - GAAP EPS	366,731	366,947	366,753	336,208
Add: Unvested stock awards	5,565	5,406	5,491	4,702
Add: Woodstar II Class A Units	9,643	9,643	9,643	9,675
Diluted weighted average shares - Distributable EPS	381,939	381,996	381,887	350,585
As noted above, the definition of Distributable Earnings provides flexibility for management to make adjustments, subject to the approval of a majority of our independent directors, when appropriate in order for Distributable Earnings to be calculated in a manner consistent with its definition and objective. No adjustments to the definition of Distributable Earnings became effective during the six months ended June 30, 2026.
The following table summarizes our quarterly Distributable Earnings per weighted average diluted share for the six months ended June 30, 2026 and 2025:

	Distributable Earnings For the Three-Month Periods Ended
	March 31,	June 30,
2026	$0.39	$0.40
2025	0.45	0.43
Distributable Earnings per weighted average diluted share for the six months ended June 30, 2026 does not equal the sum of the individual quarters due to rounding and other computational factors.

The following table presents our summarized results of operations and reconciliation to Distributable Earnings for the three months ended June 30, 2026, by business segment (amounts in thousands, except per share data). Refer to the footnotes following the Distributable Earnings reconciliation table for the six months ended June 30, 2025.

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Total
Revenues	$364,214	$68,946	$64,189	$52,662	$822	$550,833
Costs and expenses	(226,739)	(45,784)	(73,318)	(36,859)	(142,322)	(525,022)
Other income (loss)	(997)	3,027	12,231	15,397	(34,240)	(4,582)
Income (loss) before income taxes	136,478	26,189	3,102	31,200	(175,740)	21,229
Income tax (provision) benefit	(2,536)	(95)	8	(3,601)	—	(6,224)
Income attributable to non-controlling interests	(4)	—	(5,325)	(3,119)	—	(8,448)
Net income (loss) attributable to Starwood Property Trust, Inc.	133,938	26,094	(2,215)	24,480	(175,740)	6,557
Add / (Deduct):
Non-controlling interests attributable to Woodstar II Class A Units	—	—	4,629	—	—	4,629
Non-controlling interests attributable to unrealized gains/losses	—	—	(2,724)	(2,226)	—	(4,950)
Non-cash equity compensation expense	2,585	788	2,014	1,449	6,477	13,313
Depreciation and amortization	4,817	—	29,632	1,121	—	35,570
Straight-line rent adjustment	—	—	(1,697)	57	—	(1,640)
Interest income adjustment for loans and securities	4,675	—	—	12,686	—	17,361
Consolidated income tax provision (benefit) associated with fair value adjustments	2,536	95	(8)	3,601	—	6,224
Other non-cash items	5	447	(82)	(407)	—	(37)
Reversal of GAAP unrealized and realized (gains) / losses on: (1)
Loans	12,711	—	—	(12,650)	—	61
Credit loss provision, net	29,816	348	—	—	—	30,164
Securities	1,587	—	—	1,717	—	3,304
Woodstar Fund investments	—	—	(4,929)	—	—	(4,929)
Derivatives	(21,529)	(350)	(8,354)	(983)	34,240	3,024
Foreign currency	5,719	—	(13)	—	—	5,706
Earnings from unconsolidated entities	—	(2,677)	—	(193)	—	(2,870)
Sales of properties	(32)	—	(27)	(2,264)	—	(2,323)
Recognition of Distributable realized gains / (losses) on:
Loans (2)	(454)	—	—	12,636	—	12,182
Securities (3)	(51)	—	—	(682)	—	(733)
Woodstar Fund investments (4)	—	—	18,208	—	—	18,208
Derivatives (5)	8,570	248	(235)	1,650	(2,907)	7,326
Foreign currency (6)	803	—	13	—	—	816
Earnings from unconsolidated entities (7)	—	2,146	—	469	—	2,615
Sales of properties (8)	32	—	(35)	1,928	—	1,925
Distributable Earnings (Loss)	$185,728	$27,139	$34,177	$42,389	$(137,930)	$151,503
Distributable Earnings (Loss) per Weighted Average Diluted Share	$0.49	$0.07	$0.09	$0.11	$(0.36)	$0.40

The following table presents our summarized results of operations and reconciliation to Distributable Earnings for the three months ended March 31, 2026, by business segment (amounts in thousands, except per share data). Refer to the footnotes following the Distributable Earnings reconciliation table for the six months ended June 30, 2025.

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

Three Months Ended June 30, 2026 Compared to the Three Months Ended March 31, 2026

Commercial and Residential Lending Segment

The Commercial and Residential Lending Segment’s Distributable Earnings increased by $13.4 million, from $172.3 million during the first quarter of 2026 to $185.7 million in the second quarter of 2026. After making adjustments for the calculation of Distributable Earnings, revenues were $369.0 million, costs and expenses were $189.6 million, other income was $6.3 million and there was no income tax provision or benefit.

Revenues, consisting principally of interest income on loans, increased by $19.2 million in the second quarter of 2026, primarily due to an increase in interest income from loans of $16.9 million and a $3.5 million increase in rental income from foreclosed properties. The increase in interest income from loans was comprised of a $17.2 million increase from commercial loans, primarily reflecting higher average loan balances, slightly offset by a $0.3 million decrease from residential loans.

Costs and expenses increased by $7.6 million in the second quarter of 2026, primarily due to increases of $5.8 million in interest expense and $2.9 million in costs of rental operations, partially offset by a $1.3 million decrease in general and administrative expenses. The increase in interest expense was primarily due to higher average borrowings outstanding.

Other income increased by $1.8 million in the second quarter of 2026, primarily due to the nonrecurrence of a $4.8 million realized loss on sale of a foreclosed property in the first quarter of 2026, partially offset by a $3.4 million decrease in realized gains on derivative financial instruments and related foreign currency gains.

Infrastructure Lending Segment

The Infrastructure Lending Segment’s Distributable Earnings increased by $5.2 million, from $21.9 million during the first quarter of 2026 to $27.1 million in the second quarter of 2026. After making adjustments for the calculation of Distributable Earnings, revenues were $68.9 million, costs and expenses were $44.2 million and other income was $2.4 million.

Revenues increased by $5.6 million in the second quarter of 2026, primarily due to a $5.6 million increase in interest income from loans, reflecting higher average loan balances and prepayment related income.

Costs and expenses increased by $2.2 million in the second quarter of 2026, primarily due to a $1.9 million increase in interest expense, reflecting higher average borrowings outstanding.

Other income increased by $1.8 million in the second quarter of 2026, primarily due to a $1.6 million increase in earnings from unconsolidated entities.

Property Segment

Distributable Earnings by Portfolio (amounts in thousands)

	For the Three Months Ended
	June 30, 2026	March 31, 2026	Change
Woodstar Fund, net of non-controlling interests	$14,639	$15,343	$(704)
Fundamental	17,885	12,636	5,249
Medical Office Portfolio	3,687	2,933	754
D.C. Multifamily Conversion	(1,153)	(311)	(842)
Other/Corporate	(881)	(1,153)	272
Distributable Earnings	$34,177	$29,448	$4,729

The Property Segment’s Distributable Earnings increased by $4.8 million, from $29.4 million during the first quarter of 2026 to $34.2 million in the second quarter of 2026. After making adjustments for the calculation of Distributable Earnings, revenues were $62.5 million, costs and expenses were $42.0 million, other income was $17.1 million, there was no income tax provision and the deduction of income attributable to non-controlling interests in the Woodstar Fund was $3.4 million.
Revenues increased by $2.8 million in the second quarter of 2026, primarily due to Fundamental’s acquisition of additional net lease properties.
Costs and expenses decreased by $0.1 million in the second quarter of 2026.

Other income increased by $1.8 million in the second quarter of 2026, primarily due to the nonrecurrence of a $2.8 million realized loss on derivatives in the first quarter of 2026 which hedge the timing of securitizations on Fundamental collateral while on a warehouse line.

Income attributable to non-controlling interests in the Woodstar Fund decreased by $0.1 million in the second quarter of 2026.

Investing and Servicing Segment

The Investing and Servicing Segment’s Distributable Earnings decreased by $15.0 million, from $57.4 million during the first quarter of 2026 to $42.4 million in the second quarter of 2026. After making adjustments for the calculation of Distributable Earnings, revenues were $65.4 million, costs and expenses were $34.7 million, other income was $17.0 million, there was no income tax provision or benefit, and the deduction of income attributable to non-controlling interests was $5.3 million.

Revenues decreased by $20.9 million in the second quarter of 2026, primarily due to a $31.1 million decrease in servicing fees principally related to default interest, partially offset by a $7.8 million increase in interest income from CMBS investments and conduit loans primarily reflecting improved cash flow expectations for certain CMBS investments and higher average conduit loan balances held. The treatment of CMBS interest income on a GAAP basis is complicated by our application of the ASC 810 consolidation rules. In an attempt to treat these securities similar to our other investment securities, we compute distributable interest income pursuant to an effective yield methodology. In doing so, we segregate the portfolio into various categories based on the components of the bonds’ cash flows and the volatility related to each of these components. We then accrete interest income on an effective yield basis using the components of cash flows that are reliably estimable. Other minor adjustments are made to reflect management’s expectations for other components of the projected cash flow stream.

Costs and expenses increased by $4.2 million in the second quarter of 2026, primarily due to increases of (i) $2.3 million in interest expense, primarily on conduit loan financing, and (ii) $1.7 million in general and administrative expenses, principally related to higher loan securitization activity.

Other income includes profit realized upon securitization of loans by our conduit business, gains on sales of CMBS and operating properties, gains and losses on derivatives that were either effectively terminated or novated, and earnings from unconsolidated entities. These items are typically offset by a decrease in the fair value of our domestic servicing rights intangible which reflects the expected amortization of this deteriorating asset, net of increases in fair value due to the attainment of new servicing contracts. Derivatives include instruments which hedge interest rate risk and credit risk on our conduit loans and CMBS investments. For GAAP purposes, the loans, CMBS and derivatives are accounted for at fair value, with all changes in fair value (realized or unrealized) recognized in earnings. The adjustments to Distributable Earnings outlined above are also applied to the GAAP earnings of our unconsolidated entities. Other income increased by $12.0 million in the second quarter of 2026, primarily due to increased realized gains of (i) $5.3 million on sales of CMBS investments and a foreclosed property, (ii) $4.1 million on sales of conduit loans, (iii) $1.4 million on interest rate derivatives and (iv) a $1.2 million decrease in recognized credit losses on CMBS investments.

Income attributable to non-controlling interests increased $1.9 million in the second quarter of 2026, primarily due to higher distributable earnings of a consolidated CMBS joint venture.

Corporate

Corporate loss increased by $4.2 million, from $133.7 million during the first quarter of 2026 to $137.9 million in the second quarter of 2026, primarily due to a $4.9 million increase in interest expense reflecting higher average secured and unsecured borrowings outstanding.

The following table presents our summarized results of operations and reconciliation to Distributable Earnings for the six months ended June 30, 2026, by business segment (amounts in thousands, except per share data):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Total
Revenues	$708,795	$132,241	$125,489	$133,499	$1,492	$1,101,516
Costs and expenses	(416,602)	(87,557)	(145,547)	(69,561)	(286,204)	(1,005,471)
Other income (loss)	(13,943)	3,979	26,852	17,446	(55,673)	(21,339)
Income (loss) before income taxes	278,250	48,663	6,794	81,384	(340,385)	74,706
Income tax benefit (provision)	9,192	(145)	25	(11,351)	—	(2,279)
Income attributable to non-controlling interests	(7)	—	(12,152)	(1,833)	—	(13,992)
Net income (loss) attributable to Starwood Property Trust, Inc.	287,435	48,518	(5,333)	68,200	(340,385)	58,435
Add / (Deduct):
Non-controlling interests attributable to Woodstar II Class A Units	—	—	9,258	—	—	9,258
Non-controlling interests attributable to unrealized gains/losses	—	—	(4,031)	(6,971)	—	(11,002)
Non-cash equity compensation expense	5,669	1,540	4,009	2,874	13,215	27,307
Management incentive fee	—	—	—	—	5,567	5,567
Depreciation and amortization	9,090	—	58,206	2,313	—	69,609
Straight-line rent adjustment	—	—	(3,346)	171	—	(3,175)
Interest income adjustment for loans and securities	9,749	—	—	18,062	—	27,811
Consolidated income tax (benefit) provision associated with fair value adjustments	(9,192)	145	(25)	11,351	—	2,279
Other non-cash items	7	447	(164)	(813)	—	(523)
Reversal of GAAP unrealized and realized (gains) / losses on: (1)
Loans	33,691	—	—	(20,962)	—	12,729
Credit loss provision (reversal), net	30,402	(615)	—	—	—	29,787
Securities	1,136	—	—	9,638	—	10,774
Woodstar Fund investments	—	—	(17,393)	—	—	(17,393)
Derivatives	(37,892)	(439)	(10,630)	(1,225)	55,673	5,487
Foreign currency	11,834	—	(38)	—	—	11,796
Earnings from unconsolidated entities	—	(3,520)	—	(605)	—	(4,125)
Sales of properties	(356)	—	(496)	(2,264)	—	(3,116)
Recognition of Distributable realized gains / (losses) on:
Loans (2)	(822)	—	—	21,194	—	20,372
Securities (3)	(137)	—	—	(5,936)	—	(6,073)
Woodstar Fund investments (4)	—	—	37,029	—	—	37,029
Derivatives (5)	21,205	279	(3,324)	1,926	(5,724)	14,362
Foreign currency (6)	942	—	38	—	—	980
Earnings from unconsolidated entities (7)	—	2,657	—	905	—	3,562
Sales of properties (8)	(4,753)	—	(135)	1,928	—	(2,960)
Distributable Earnings (Loss)	$358,008	$49,012	$63,625	$99,786	$(271,654)	$298,777
Distributable Earnings (Loss) per Weighted Average Diluted Share	$0.94	$0.13	$0.16	$0.26	$(0.71)	$0.78

The following table presents our summarized results of operations and reconciliation to Distributable Earnings for the six months ended June 30, 2025, by business segment (amounts in thousands, except per share data):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Total
Revenues	$669,373	$128,809	$33,026	$112,660	$631	$944,499
Costs and expenses	(370,988)	(91,199)	(44,307)	(73,429)	(235,185)	(815,108)
Other income	46,150	609	7,263	28,321	43,500	125,843
Income (loss) before income taxes	344,535	38,219	(4,018)	67,552	(191,054)	255,234
Income tax benefit (provision)	5,201	(45)	—	(9,593)	—	(4,437)
(Income) loss attributable to non-controlling interests	(7)	—	(10,410)	1,689	—	(8,728)
Net income (loss) attributable to Starwood Property Trust, Inc.	349,729	38,174	(14,428)	59,648	(191,054)	242,069
Add / (Deduct):
Non-controlling interests attributable to Woodstar II Class A Units	—	—	9,288	—	—	9,288
Non-controlling interests attributable to unrealized gains/losses	—	—	(6,757)	(7,202)	—	(13,959)
Non-cash equity compensation expense	5,636	1,323	216	2,764	16,841	26,780
Management incentive fee	—	—	—	—	10,244	10,244
Depreciation and amortization	6,270	—	11,958	3,697	—	21,925
Interest income adjustment for loans and securities	12,048	—	—	22,466	—	34,514
Consolidated income tax (benefit) provision associated with fair value adjustments	(5,201)	45	—	9,593	—	4,437
Other non-cash items	8	—	611	(746)	—	(127)
Reversal of GAAP unrealized and realized (gains) / losses on: (1)
Loans	(50,999)	—	—	(37,272)	—	(88,271)
Credit loss (reversal) provision, net	(22,096)	2,763	—	—	—	(19,333)
Securities	(5,339)	—	—	18,901	—	13,562
Woodstar Fund investments	—	—	(9,025)	—	—	(9,025)
Derivatives	181,978	19	111	2,377	(43,500)	140,985
Foreign currency	(117,873)	(866)	187	—	—	(118,552)
Earnings from unconsolidated entities	(2,708)	(545)	—	(5,892)	—	(9,145)
Sales of properties	(4,128)	—	—	—	—	(4,128)
Recognition of Distributable realized gains / (losses) on:
Loans (2)	(882)	—	—	33,872	—	32,990
Securities (3)	(347)	—	—	(6,756)	—	(7,103)
Woodstar Fund investments(4)	—	—	41,921	—	—	41,921
Derivatives (5)	46,596	103	(196)	(677)	(13,902)	31,924
Foreign currency (6)	2,057	58	(186)	—	—	1,929
Earnings (loss) from unconsolidated entities (7)	2,708	(217)	—	6,407	—	8,898
Sales of properties (8)	(44,438)	—	—	—	—	(44,438)
Distributable Earnings (Loss)	$353,019	$40,857	$33,700	$101,180	$(221,371)	$307,385
Distributable Earnings (Loss) per Weighted Average Diluted Share	$1.00	$0.12	$0.10	$0.29	$(0.63)	$0.88
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

Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025
Commercial and Residential Lending Segment
The Commercial and Residential Lending Segment’s Distributable Earnings increased by $5.0 million, from $353.0 million during the first half of 2025 to $358.0 million in the first half of 2026. After making adjustments for the calculation of Distributable Earnings, revenues were $718.7 million, costs and expenses were $371.6 million, other income was $10.9 million and there was no income tax provision or benefit.
Revenues, consisting principally of interest income on loans, increased by $37.0 million in the first half of 2026, primarily due to increases in interest income from loans of $33.6 million and rental income from foreclosed properties of $21.3 million, partially offset by a decrease in interest income from investment securities of $16.6 million. The increase in interest income from loans reflects (i) a $39.0 million increase from commercial loans, reflecting higher average balances, partially offset by lower average index rates and spreads and additional loans placed on nonaccrual, and (ii) a $5.4 million decrease from residential loans principally due to lower average balances. The decrease in interest income from investment securities was primarily due to lower average commercial and residential investment balances due to repayments.
Costs and expenses decreased by $9.8 million in the first half of 2026, primarily due to (i) a $30.4 million decrease in interest expense, partially offset by (ii) an $18.9 million increase in costs of rental operations and (iii) a $1.6 million increase in general and administrative expenses. The decrease in interest expense was primarily due to lower average index rates and spreads, partially offset by higher average borrowings outstanding.
Other income decreased by $41.8 million in the first half of 2026, primarily due to (i) a $26.5 million decrease in realized gains on derivative financial instruments and related foreign currency gains, (ii) the nonrecurrence of a $20.8 million gain on extinguishment of debt in the first half of 2025 and (iii) a $4.2 million increase in other loss, partially offset by (iv) a $12.0 million decreased loss on sale of investments and other assets.
Infrastructure Lending Segment
The Infrastructure Lending Segment’s Distributable Earnings increased by $8.1 million, from $40.9 million during the first half of 2025 to $49.0 million in the first half of 2026. After making adjustments for the calculation of Distributable Earnings, revenues were $132.2 million, costs and expenses were $86.2 million and other income was $3.0 million.
Revenues increased by $3.4 million in the first half of 2026, primarily due to increases in interest income of (i) $2.0 million from loans, reflecting higher average balances, partially offset by the effects of lower average index rates and spreads, (ii) $0.9 million from cash balances and (iii) $0.6 million from investment securities.
Costs and expenses decreased by $0.9 million in the first half of 2026, primarily due to (i) a $2.0 million net decrease in general, administrative and other expenses, partially offset by (ii) a $1.1 million increase in interest expense, reflecting higher average borrowings outstanding, partially offset by the effects of lower average index rates and spreads.
Other income increased by $3.8 million in the first half of 2026, primarily due to a $2.9 million favorable change in earnings (loss) from unconsolidated entities and a $0.8 million decreased loss on extinguishment of debt.
Property Segment
Distributable Earnings by Portfolio (amounts in thousands)

	For the Six Months Ended June 30,
	2026	2025	Change
Woodstar Fund, net of non-controlling interests	$29,982	$33,986	$(4,004)
Fundamental	30,521	—	30,521
Medical Office Portfolio	6,620	3,480	3,140
D.C. Multifamily Conversion	(1,464)	(1,463)	(1)
Other/Corporate	(2,034)	(2,303)	269
Distributable Earnings	$63,625	$33,700	$29,925

The Property Segment’s Distributable Earnings increased by $29.9 million, from $33.7 million during the first half of 2025 to $63.6 million in the first half of 2026. After making adjustments for the calculation of Distributable Earnings, revenues were $122.2 million, costs and expenses were $84.1 million, other income was $32.4 million, there was no income tax provision and the deduction of income attributable to non-controlling interests in the Woodstar Fund was $6.9 million.
Revenues increased by $88.2 million in the first half of 2026, primarily due to our acquisition of Fundamental in July 2025, which provided $87.1 million of net lease rental income during the first half of 2026.
Costs and expenses increased by $51.4 million in the first half of 2026, primarily due to (i) the acquisition of Fundamental in July 2025, which introduced $53.7 million of costs and expenses in the first half of 2026, the effect of which was partially offset by (ii) a $3.1 million decrease in interest expense on variable rate borrowings of the Medical Office Portfolio, primarily due to repayment of its $39.5 million mezzanine debt in February 2026 and lower average index rates.
Other income decreased by $7.8 million in the first half of 2026, primarily due to (i) a $4.9 million decrease in distributable income from the Woodstar Fund and (ii) a $2.8 million realized loss on derivatives which hedge the timing of securitizations on Fundamental collateral while on a warehouse line.
Income attributable to non-controlling interests in the Woodstar Fund decreased $0.9 million in the first half of 2026, reflecting the decrease in distributable income referred to above.
Investing and Servicing Segment
The Investing and Servicing Segment’s Distributable Earnings decreased by $1.4 million from $101.2 million during the first half of 2025 to $99.8 million in the first half of 2026. After making adjustments for the calculation of Distributable Earnings, revenues were $151.7 million, costs and expenses were $65.2 million, other income was $22.1 million, there was no income tax provision or benefit, and the deduction of income attributable to non-controlling interests was $8.8 million.
Revenues increased by $16.4 million in the first half of 2026, primarily due to (i) a $31.6 million increase in servicing fees principally related to default interest, partially offset by (ii) a $10.8 million decrease in interest income from CMBS investments and conduit loans, primarily due to payoffs of certain CMBS investments in 2025 and lower average conduit loan balances held, and (iii) a $3.1 million decrease in rental income on fewer properties held.
Costs and expenses decreased by $2.7 million in the first half of 2026, primarily due to decreases of (i) $1.4 million in general and administrative expenses, principally related to lower loan securitization activity, and (ii) $1.4 million in costs of rental operations.
Other income decreased by $17.2 million in the first half of 2026, primarily due to (i) a $12.7 million lesser realized gain on sales of conduit loans, (ii) a $5.5 million decrease in earnings from unconsolidated entities and (iii) a $3.2 million increase in recognized credit losses on CMBS, partially offset by (iv) a $6.0 million increase in realized gains on sales of CMBS and a foreclosed property.
Income attributable to non-controlling interests increased $3.3 million in the first half of 2026, primarily do to higher distributable earnings of a consolidated CMBS joint venture.
Corporate
Corporate loss increased by $50.3 million, from $221.4 million during the first half of 2025 to $271.7 million in the first half of 2026, primarily due to (i) a $55.8 million increase in interest expense reflecting higher average balances of unsecured senior notes and secured term loans outstanding, partially offset by lower spreads and index rates on the secured term loans, and (ii) a $3.3 million increase in base management fees, partially offset by (iii) an $8.2 million lower realized loss on fixed-to-floating interest rate swaps which hedge a portion of our unsecured senior notes.
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
Sources of Liquidity
Our primary sources of liquidity are as follows:
Cash Flows for the Six Months Ended June 30, 2026 (amounts in thousands)

	GAAP	VIE Adjustments	Excluding Securitization VIEs
Net cash provided by operating activities	$264,224	$(2,895)	$261,329
Cash Flows from Investing Activities:
Origination, purchase and funding of loans held-for-investment	(3,070,282)	(229,828)	(3,300,110)
Proceeds from principal collections and sale of loans	2,074,083	—	2,074,083
Purchase and funding of investment securities	(135,309)	(44,454)	(179,763)
Proceeds from sales, redemptions and collections of investment securities	17,388	153,972	171,360
Proceeds from sales of real estate	86,985	—	86,985
Purchases and additions to properties and other assets	(355,182)	—	(355,182)
Net cash flows from other investments and assets	11,762	(5)	11,757
Net cash used in investing activities	(1,370,555)	(120,315)	(1,490,870)
Cash Flows from Financing Activities:
Proceeds from borrowings	5,492,128	—	5,492,128
Principal repayments on and repurchases of borrowings	(3,861,896)	(230)	(3,862,126)
Payment of deferred financing costs	(27,578)	—	(27,578)
Net proceeds from issuances of common stock	2,299	—	2,299
Payment of dividends	(356,995)	—	(356,995)
Contributions from non-controlling interests	1,426	—	1,426
Distributions to non-controlling interests	(24,945)	—	(24,945)
Purchase of treasury stock	(29,940)	—	(29,940)
Issuance of debt of consolidated VIEs	8,065	(8,065)	—
Repayment of debt of consolidated VIEs	(195,331)	195,330	(1)
Distributions of cash from consolidated VIEs	63,825	(63,825)	—
Net cash provided by financing activities	1,071,058	123,210	1,194,268
Net decrease in cash, cash equivalents and restricted cash	(35,273)	—	(35,273)
Cash, cash equivalents and restricted cash, beginning of period	674,647	—	674,647
Effect of exchange rate changes on cash	982	—	982
Cash, cash equivalents and restricted cash, end of period	$640,356	$—	$640,356
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
Cash and cash equivalents decreased by $35.3 million during the six months ended June 30, 2026, reflecting net cash used in investing activities of $1.5 billion, offset by net cash provided by financing activities of $1.2 billion and net cash provided by operating activities of $261.3 million.
Net cash provided by operating activities of $261.3 million during the six months ended June 30, 2026 related primarily to cash interest income of $625.0 million from our loans and $68.3 million from our investment securities. Other cash inflows included net rental income of $111.8 million, sales and principal collections, net of originations and purchases of loans held-for-sale of $96.7 million, servicing fees of $70.3 million, a net change in operating assets and liabilities of $39.1 million, distributions from our affordable housing fund investments of $19.5 million and receipts from our interest rate derivatives of $11.2 million. Offsetting these cash inflows was cash interest expense of $610.2 million and general and administrative expenses of $170.7 million.
Net cash used in investing activities of $1.5 billion for the six months ended June 30, 2026 related primarily to the origination and acquisition of loans held-for-investment of $3.3 billion, purchases and additions to properties and other assets of $355.2 million and purchase and funding of investment securities of $179.8 million. Offsetting these cash outflows was proceeds received from principal collections and sale of loans held-for-investment of $2.1 billion and investment securities of $171.4 million and proceeds from the sale of real estate of $87.0 million.
Net cash provided by financing activities of $1.2 billion for the six months ended June 30, 2026 related primarily to borrowings on our debt, net of repayments and deferred loan costs, of $1.6 billion. Offsetting these cash inflows were dividend distributions of $357.0 million and repurchases of common stock of $29.9 million.
Our Investment Portfolio
The following is a review of our investment portfolio by segment.
Commercial and Residential Lending Segment
The following table sets forth the amount of each category of investments we owned across various property types within our Commercial and Residential Lending Segment as of June 30, 2026 and December 31, 2025 (dollars in thousands):

	Face Amount	Carrying Value		Asset Specific Financing	Net Investment	Unlevered Return on Asset (6)
June 30, 2026
First mortgages (1)	$16,877,748	$16,799,181		$8,859,131	$7,940,050	7.2%
Subordinated mortgages (2)	4,925	4,925		—	4,925	—%
Mezzanine loans (1)	291,722	289,855		—	289,855	11.2%
Residential loans, fair value option	235,976	227,521		207,058	20,463	5.5%	(5)
Other loans	50,738	50,630		—	50,630	9.4%
Loans held-for-sale, fair value option, residential	2,364,897	2,154,653		1,842,796	311,857	4.4%	(5)
RMBS, available-for-sale	168,814	84,800		54,064	30,736	10.1%
RMBS, fair value option	238,003	312,961	(3)	56,082	256,879	20.5%
HTM debt securities (4)	204,159	203,708		51,520	152,188	6.0%
Credit loss allowance	N/A	(450,818)		—	(450,818)
Investments in unconsolidated entities	N/A	8,514		—	8,514
Properties, net	N/A	1,028,671		29,751	998,920
	$20,436,982	$20,714,601		$11,100,402	$9,614,199

December 31, 2025
First mortgages (1)	$16,148,916	$16,086,585		$8,640,667	$7,445,918	7.4%
Subordinated mortgages (2)	15,290	15,683		—	15,683	13.4%
Mezzanine loans (1)	313,619	311,175		—	311,175	11.5%
Other loans	51,688	51,255		—	51,255	9.1%
Loans held-for-sale, fair value option, residential	2,455,552	2,278,067		1,929,086	348,981	4.4%	(5)
RMBS, available-for-sale	172,554	88,283		55,467	32,816	10.4%
RMBS, fair value option	326,274	404,688	(3)	152,312	252,376	17.7%
HTM debt securities (4)	176,067	175,473		54,202	121,271	6.1%
Credit loss allowance	N/A	(453,544)		—	(453,544)
Equity security	722	628		—	628
Investments in unconsolidated entities	N/A	8,514		—	8,514
Properties, net	N/A	732,714		29,751	702,963
	$19,660,682	$19,699,521		$10,861,485	$8,838,036

__________________________________________
(1)First mortgages include first mortgage loans and any contiguous mezzanine loan components because as a whole, the expected credit quality of these loans is more similar to that of a first mortgage loan. The application of this methodology resulted in mezzanine loans with carrying values of $1.4 billion and $1.3 billion being classified as first mortgages as of June 30, 2026 and December 31, 2025, respectively.
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
(5)Represents the weighted average coupon of residential mortgage loans. Loans held-for-investment represent residential loans transferred from VIE assets upon redemption of a consolidated RMBS trust.
(6)Calculated using applicable index rates for variable rate investments as of the respective period end and excludes loans for which interest income is not recognized. In addition to cash coupon, unlevered return includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees.
As of June 30, 2026 and December 31, 2025, our Commercial and Residential Lending Segment’s investment portfolio, excluding residential loans, RMBS, properties and other investments, had the following characteristics based on carrying values:

Collateral Property Type	June 30, 2026	December 31, 2025
Multifamily	35.6%	39.3%
Office	17.6%	18.1%
Industrial	15.4%	14.8%
Hotel	10.4%	8.2%
Data Center	6.8%	3.8%
Retail	2.8%	2.0%
Mixed Use	2.5%	4.9%
Other	8.9%	8.9%
	100.0%	100.0%

Geographic Location	June 30, 2026	December 31, 2025
U.S. Regions:
North East	17.1%	18.9%
South West	16.8%	19.0%
West	14.3%	12.4%
South East	11.8%	12.7%
Mid Atlantic	8.0%	6.4%
Midwest	3.4%	3.2%
International:
United Kingdom	9.1%	9.3%
Australia	7.6%	6.5%
Germany	4.4%	3.8%
Ireland	3.7%	3.9%
Other Europe	3.1%	3.4%
Bermuda	0.7%	0.5%
	100.0%	100.0%

Infrastructure Lending Segment
The following table sets forth the amount of each category of investments we owned within our Infrastructure Lending Segment as of June 30, 2026 and December 31, 2025 (dollars in thousands):

	Face Amount	Carrying Value	Asset Specific Financing	Net Investment	Unlevered Return on Asset (1)
June 30, 2026
First priority infrastructure loans and HTM securities	$3,063,499	$2,998,610	$2,526,760	$471,850	8.0%
Credit loss allowance	N/A	(23,596)	—	(23,596)
Investments in unconsolidated entities	N/A	61,517	—	61,517
	$3,063,499	$3,036,531	$2,526,760	$509,771

December 31, 2025
First priority infrastructure loans and HTM securities	$2,942,115	$2,880,319	$2,365,478	$514,841	8.1%
Credit loss allowance	N/A	(24,667)	—	(24,667)
Investments in unconsolidated entities	N/A	57,997	—	57,997
	$2,942,115	$2,913,649	$2,365,478	$548,171
__________________________________________
(1)Calculated using applicable index rates for variable rate investments as of the respective period end and excludes loans for which interest income is not recognized. In addition to cash coupon, unlevered return includes the amortization of deferred purchase discounts.
As of June 30, 2026 and December 31, 2025, our Infrastructure Lending Segment’s investment portfolio had the following characteristics based on carrying values:

Collateral Type	June 30, 2026	December 31, 2025
Power	61.9%	56.9%
Oil & gas - midstream	25.9%	27.5%
Oil & gas - downstream	7.4%	12.6%
Oil & gas - upstream	1.6%	—%
Other	3.2%	3.0%
	100.0%	100.0%

Geographic Location	June 30, 2026	December 31, 2025
U.S. Regions:
Midwest	26.1%	21.7%
North East	26.0%	27.2%
South West	25.0%	25.2%
West	11.3%	12.4%
South East	8.5%	10.3%
Mid-Atlantic	1.0%	1.1%
Other	1.3%	1.1%
International:
Canada	0.7%	0.8%
Mexico	0.1%	0.2%
	100.0%	100.0%

Property Segment
The following table sets forth the amount of each category of investments held within our Property Segment as of June 30, 2026 and December 31, 2025 (amounts in thousands):

	June 30, 2026	December 31, 2025
Properties, net	$2,938,255	$2,674,276
Lease intangibles, net	372,411	368,589
Woodstar Fund	1,725,368	1,727,499
	$5,036,034	$4,770,364
The following table sets forth our net investment and other information regarding the Property Segment’s properties and lease intangibles as of June 30, 2026 (dollars in thousands):

	Carrying Value	Asset Specific Financing	Net Investment	Occupancy Rate (1)	Weighted Average Remaining Lease Term
Fundamental	$2,732,443	$1,685,182	$1,047,261	100.0%	16.8 years
Office—Medical Office Portfolio	795,026	444,055	350,971	89.9%	5.3 years
D.C. Multifamily Conversion	123,119	—	123,119	N/A	N/A
Subtotal—undepreciated carrying value	3,650,588	2,129,237	1,521,351
Accumulated depreciation and amortization	(339,922)	—	(339,922)
Net carrying value	$3,310,666	$2,129,237	$1,181,429
__________________________________________
(1)Occupancy calculated based on number of properties for our single-tenant net lease properties and square footage for multi-tenant net lease properties.
As of June 30, 2026 and December 31, 2025, our Property Segment’s investment portfolio had the following geographic characteristics based on carrying values:

Geographic Location	June 30, 2026	December 31, 2025
U.S. Regions:
South East	55.8%	57.9%
Midwest	16.9%	14.3%
North East	8.6%	8.4%
West	7.4%	8.0%
South West	6.4%	6.4%
Mid-Atlantic	4.7%	4.8%
International:
Canada	0.2%	0.2%
	100.0%	100.0%

Investing and Servicing Segment
The following table sets forth the amount of each category of investments we owned within our Investing and Servicing Segment as of June 30, 2026 and December 31, 2025 (amounts in thousands):

	Face Amount	Carrying Value		Asset Specific Financing		Net Investment
June 30, 2026
CMBS, fair value option	$2,793,603	$1,262,903	(1)	$530,408	(2)	$732,495
Intangible assets - servicing rights	N/A	67,556	(3)	—		67,556
Lease intangibles, net	N/A	3,505		—		3,505
Loans held-for-sale, fair value option, commercial	65,038	62,828		15,381		47,447
Investments in unconsolidated entities	N/A	33,200	(4)	—		33,200
Properties, net	N/A	31,743		37,289		(5,546)
	$2,858,641	$1,461,735		$583,078		$878,657
December 31, 2025
CMBS, fair value option	$2,871,255	$1,284,863	(1)	$480,378	(2)	$804,485
Intangible assets - servicing rights	N/A	65,533	(3)	—		65,533
Lease intangibles, net	N/A	3,691		—		3,691
Loans held-for-sale, fair value option, commercial	47,300	45,476		—		45,476
Investments in unconsolidated entities	N/A	33,203	(4)	—		33,203
Properties, net	N/A	41,662		37,519		4,143
	$2,918,555	$1,474,428		$517,897		$956,531
______________________________________________

(1)Includes $1.23 billion and $1.25 billion of CMBS eliminated in consolidation against VIE liabilities pursuant to ASC 810 as of June 30, 2026 and December 31, 2025, respectively. Also includes $144.6 million and $146.5 million of non-controlling interests in the consolidated entities which hold certain of these CMBS as of June 30, 2026 and December 31, 2025, respectively.
(2)Includes $24.5 million and $25.8 million of non-controlling interests in the consolidated entities which hold certain debt balances as of June 30, 2026 and December 31, 2025, respectively.
(3)Includes $38.1 million and $37.3 million of servicing rights intangibles eliminated in consolidation against VIE assets pursuant to ASC 810 as of June 30, 2026 and December 31, 2025, respectively.
(4)Includes $15.0 million of investments in unconsolidated entities eliminated in consolidation against VIE assets pursuant to ASC 810 as of both June 30, 2026 and December 31, 2025.

Secured Borrowings
The following table is a summary of our secured borrowings as of June 30, 2026 (dollars in thousands):

	Current Maturity		Extended Maturity (a)		Weighted Average Coupon		Pledged Asset Carrying Value		Maximum Facility Size		Outstanding Balance		Approved but Undrawn Capacity (b)	Unallocated Financing Amount (c)
Repurchase Agreements:
Commercial Loans	Aug 2026 to May 2031	(d)	Jun 2029 to Feb 2035	(d)	Index + 1.81%	(e)	$11,135,932		$12,336,490	(f)	$6,884,783		$1,075,489	$4,376,218
Residential Loans	Feb 2027 to Oct 2027		Mar 2027 to Sep 2028		SOFR + 1.61%		2,380,163		2,950,000		2,050,076		64,843	835,081
Infrastructure Loans	Sep 2027		Sep 2029		SOFR + 2.00%		238,641		650,000		157,074		—	492,926
Conduit Loans	Dec 2026 to Jun 2028		Dec 2027 to Jun 2029		SOFR + 2.00%		21,006		375,000		16,125		—	358,875
CMBS/RMBS	Nov 2026 to Apr 2032	(g)	Nov 2026 to Oct 2032	(g)	(h)		1,040,989		846,563		651,371	(i)	8,071	187,121
Total Repurchase Agreements							14,816,731		17,158,053		9,759,429		1,148,403	6,250,221
Other Secured Financing:
Borrowing Base Facility	Oct 2027		Oct 2029		SOFR + 2.00%		27,811		1,250,000	(j)	3,000		15,321	1,231,679
Commercial Financing Facilities	Jan 2027 to Apr 2030		Jan 2027 to Feb 2035		Index + 1.9%		703,416		1,098,350	(k)	474,955		—	623,395
Infrastructure Financing Facilities	Jul 2028 to Oct 2028		Aug 2030 to Jul 2033		SOFR + 1.97%		696,154		1,175,000		564,909		35,322	574,769
Property Financing	Jul 2026 to Apr 2031		Jul 2026 to Apr 2031		SOFR + 2.10%		1,018,646		2,070,691		757,821	(l)	—	1,312,870
Term Loans and Revolver	Nov 2027 to Sep 2032		N/A		SOFR + 1.93%		N/A	(m)	2,733,102		2,533,102		200,000	—
STWD 2025-FL4 CLO	Dec 2042		N/A		SOFR + 1.65%		1,108,010		968,628		968,628		—	—
STWD 2022-FL3 CLO	Nov 2038		N/A		SOFR + 2.13%		460,493		299,196		299,196		—	—
STWD 2021-HTS SASB	N/A		N/A		SOFR + 3.92%		82,982		62,694		62,694		—	—
STWD 2021-FL2 CLO	Apr 2038		N/A		SOFR + 2.31%		501,172		279,896		279,896		—	—
Starwood 2026-SIF7 CLO	Jan 2038		N/A		SOFR + 1.68%		619,563		496,200		496,200		—	—
Starwood 2025-SIF6 CLO	Oct 2037		N/A		SOFR + 1.72%		509,053		413,500		413,500		—	—
Starwood 2025-SIF5 CLO	Apr 2037		N/A		SOFR + 1.73%		509,239		413,500		413,500		—	—
Starwood 2024-SIF4 CLO	Oct 2036		N/A		SOFR + 1.93%		611,134		496,200		496,200		—	—
ABS Master Series	Oct 2028 to Mar 2033		Oct 2053 to Mar 2056		5.29%	(n)	2,010,583		1,409,331		1,409,331		—	—
Total Other Secured Financing							8,858,256		13,166,288		9,172,932		250,643	3,742,713
							$23,674,987		$30,324,341		$18,932,361		$1,399,046	$9,992,934
Unamortized net discount											(16,230)
Unamortized deferred financing costs											(104,729)
											$18,811,402
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
(e)Certain facilities with an outstanding balance of $3.0 billion as of June 30, 2026 are indexed to EURIBOR, BBSY, SARON, SONIA and STIBOR. The remainder are indexed to SOFR.
(f)Certain facilities with an aggregate initial maximum facility size of $11.9 billion may be increased to $12.3 billion, subject to certain conditions. The $12.3 billion amount includes such upsizes.
(g)Certain facilities with an outstanding balance of $215.4 million as of June 30, 2026 carry a rolling 6 or 12-month term which may reset monthly or quarterly with the lender’s consent. These facilities carry no maximum facility size.
(h)Certain facilities with an outstanding balance of $333.9 million as of June 30, 2026 have weighted average fixed annual interest rate of 4.06%. All other facilities are variable rate with a weighted average rate of SOFR + 1.55%.

(i)Includes: (i) $312.9 million outstanding on a repurchase facility that is not subject to margin calls; and (ii) $24.5 million outstanding on one of our repurchase facilities that represents the 49% pro rata share owed by a non-controlling partner in a consolidated joint venture (see Note 15 to the Condensed Consolidated Financial Statements).
(j)The maximum facility size as of June 30, 2026 of $615.0 million may be increased to $1.3 billion, subject to certain conditions. The $1.3 billion amount includes such upsize.
(k)Certain facilities with an aggregate initial maximum facility size of $998.4 million may be increased to $1.1 billion, subject to certain conditions. The $1.1 billion amount includes such upsizes.
(l)Of the total balance, $289.7 million relates to Fundamental.
(m)These facilities are secured by the equity interests in certain of our subsidiaries which totaled $8.0 billion as of June 30, 2026.
(n)Includes: (i) $466.1 million outstanding under ABS Series 2026-1 with a weighted average fixed rate of 5.06%; (ii) $390.4 million outstanding under ABS Series 2025-1 with a weighted average fixed rate of 5.25%; (iii) $240.0 million outstanding under ABS Series 2024-1 with a weighted average fixed rate of 5.03% and (iv) $312.8 million outstanding under ABS Series 2023-2 with a weighted average fixed rate of 5.89%.
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

Quarter Ended	Quarter-End Balance	Weighted-Average Balance During Quarter	Variance
December 31, 2025	17,934,109	17,281,610	652,499	(a)
March 31, 2026	18,974,419	18,352,109	622,310	(a)
June 30, 2026	18,932,361	19,201,008	(268,647)
__________________________________________________
(a)Variance primarily due to borrowings on secured debt needed to fund commercial loans that were newly originated close to the end of the quarter.
Borrowings under Unsecured Senior Notes
During the three and six months ended June 30, 2026, the weighted average effective borrowing rate on our unsecured senior notes was 6.2%. During the three and six months ended June 30, 2025, the weighted average effective borrowing rate on our unsecured senior notes was 6.3% and 6.2%, respectively. The effective borrowing rate includes the effects of underwriter purchase discount.
Refer to Note 11 to the Condensed Consolidated Financial Statements for further disclosure regarding the terms of our unsecured senior notes.

Scheduled Principal Repayments on Investments and Overhang on Financing Facilities
The following scheduled and/or projected principal repayments on our investments were based on amounts outstanding and extended contractual maturities of those investments as of June 30, 2026. The column entitled “Projected/Required Repayments of Financing” generally represents the extended contractual maturity of each credit facility. However, in the case of commercial loans, if management expects the underlying collateral to repay earlier than its fully extended maturity, this earlier date was utilized. If management expects the underlying collateral to repay later than its fully extended maturity, we assume the facility is not extended, even though some form of extension is often granted by the lender (amounts in thousands):

	Scheduled/Projected Principal Repayments on Loans and HTM Securities	Scheduled/Projected Principal Repayments on RMBS and CMBS	Projected/Required Repayments of Financing (a)	Total Principal Inflows Net of Financing Outflows
Third Quarter 2026	$1,371,910	$14,854	$(1,187,209)	$199,555
Fourth Quarter 2026	1,249,316	37,248	(1,024,674)	261,890
First Quarter 2027	1,387,562	33,101	(1,099,752)	320,911
Second Quarter 2027	928,767	40,978	(967,034)	2,711
Total	$4,937,555	$126,181	$(4,278,669)	$785,067
__________________________________________________
(a)Excludes the $500.0 million unsecured senior notes due January 2027 that were early repaid in July 2026 with proceeds received from the $500.0 million unsecured senior notes that settled in July 2026 (see Note 24 to the Condensed Consolidated Financial Statements).
In the normal course of business, the Company is in discussions with its lenders to extend, amend or replace any financing facilities which contain near term expirations.
Issuances of Equity Securities
We may raise funds through capital market transactions by issuing capital stock. There can be no assurance, however, that we will be able to access the capital markets at any particular time or on any particular terms. We have authorized 100,000,000 shares of preferred stock and 500,000,000 shares of common stock. At June 30, 2026, we had 100,000,000 shares of preferred stock available for issuance and 129,371,690 shares of common stock available for issuance.
Other Potential Sources of Financing
In the future, we may also use other sources of financing to fund the acquisition of our target assets and maturities of our unsecured senior notes, including other secured as well as unsecured forms of borrowing and sale of senior loan interests and other assets.
Repurchases of Equity Securities and Convertible Senior Notes
In February 2026, our board of directors authorized the repurchase of up to $400.0 million of our outstanding common shares and convertible senior notes over a period of one year. Purchases made pursuant to the program will be made either in the open market or in privately negotiated transactions from time to time as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases are discretionary and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. During the three and six months ended June 30, 2026, we repurchased 581,795 and 1,708,338 shares of common stock for $10.0 million and $29.9 million, respectively, under the repurchase program. There were no repurchases of our outstanding Convertible Notes during the three and six months ended June 30, 2026. As of June 30, 2026, we had $370.1 million of remaining capacity to repurchase common stock and/or convertible senior notes under the repurchase program.
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
Contractual Obligations and Commitments
Our material contractual obligations and commitments as of June 30, 2026 are as follows (amounts in thousands):

	Total	Less than 1 year		1 to 3 years	3 to 5 years	More than 5 years
Secured financings (a)	$14,093,216	$1,740,378		$5,861,926	$5,355,336	$1,135,576
Securitized financing (b)	4,839,145	590,384		633,177	979,875	2,635,709
Unsecured senior notes	4,930,750	900,000	(c)	1,480,750	2,550,000	—
Future funding commitments:
Commercial Lending (d)	2,292,663	1,554,213		738,450	—	—
Infrastructure Lending (e)	1,411,425	1,318,174		93,251	—	—
Property Segment (f)	68,620	65,965		2,655	—	—
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

(c)Represents (i) $500.0 million of unsecured senior notes due January 2027 that were early repaid in July 2026 with proceeds received from the $500.0 million unsecured senior notes that settled in July 2026 and (ii) $400.0 million of unsecured senior notes due July 2026 that were repaid at maturity with proceeds received from the senior note issuance that occurred during the three months ended June 30, 2026 (see Note 24 to the Condensed Consolidated Financial Statements).

(d)Excludes $222.4 million of loan funding commitments in which management projects the Company will not be obligated to fund in the future due to repayments made by the borrower earlier than, or in excess of, expectations.

(e)Represents contractual commitments of $291.7 million under revolvers and letters of credit, $270.7 million under delayed draw term loans and $849.0 million of outstanding infrastructure loan purchase commitments.

(f)Represents future construction funding commitments in our Property Segment related to development projects which have estimated rental revenue commencement dates between July 2026 and September 2027.
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
We seek to further manage credit risk associated with our Investing and Servicing Segment loans held-for-sale through the purchase of credit instruments. The following table presents our credit instruments as of June 30, 2026 and December 31, 2025 (dollars in thousands):

	Face Value of Loans Held-for-Sale	Aggregate Notional Value of Credit Instruments	Number of Credit Instruments
June 30, 2026	$65,038	$40,000	1
December 31, 2025	$47,300	$70,000	1
In 2025, we entered into a credit default swap with a notional amount of $20.0 million to hedge a portion of credit risk on a large commercial loan held-for-investment. As of both June 30, 2026 and December 31, 2025, the notional amount of this credit default swap was $20.0 million.

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
The following table presents financial instruments where we have utilized interest rate derivatives to hedge interest rate risk and the related interest rate derivatives as of June 30, 2026 and December 31, 2025 (dollars in thousands); however, consistent with Note 13 to the Condensed Consolidated Financial Statements, the notional value and number of interest rate derivatives excludes the residential lending reverse swap trades and forward starting swaps as well as certain other interest rate swaps that were not effective as of June 30, 2026 and December 31, 2025:

	Face Value of Hedged Instruments	Aggregate Notional Value of Interest Rate Derivatives	Number of Interest Rate Derivatives
Instrument hedged as of June 30, 2026
Loans held-for-sale	$2,429,935	$1,459,800	25
RMBS, available-for-sale	168,814	40,000	1
CMBS, fair value option	100,986	57,380	2
HTM debt securities	115,436	90,595	4
Net lease properties	466,072	385,000	1
Secured financing agreements	450,500	450,500	1
Unsecured senior notes	3,875,000	3,875,000	8
	$7,606,743	$6,358,275	42
Instrument hedged as of December 31, 2025
Loans held-for-sale	$2,502,852	$2,238,400	28
RMBS, available-for-sale	172,554	40,000	1
CMBS, fair value option	102,587	57,380	2
HTM debt securities	22,302	16,898	3
Net lease properties	229,246	229,200	2
Secured financing agreements	490,000	490,000	2
Unsecured senior notes	3,275,000	3,275,000	7
	$6,794,541	$6,346,878	45
The table below summarizes the estimated annual change in net investment income for our variable rate investments and our variable rate debt assuming increases or decreases in SOFR or other applicable index rates and adjusted for the effects of our interest rate hedging activities (amounts in thousands). However, this table excludes: (i) our floating rate residential loan debt along with its related hedges (see Note 13); (ii) certain other interest rate swaps that were not effective as of June 30, 2026 (see Note 13); and (iii) nonaccrual loans (see Note 4).

Income (Expense) Subject to Interest Rate Sensitivity	Variable rate investments and indebtedness (1)	0.50% Decrease	0.50% Increase	1.00% Increase
Investment income from variable rate investments	$19,012,710	$(85,948)	$92,552	$187,132
Interest expense from variable rate debt, net of interest rate derivatives	(17,995,086)	87,803	(89,831)	(179,661)
Net investment income from variable rate instruments	$1,017,624	$1,855	$2,721	$7,471
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
The following table represents our assets and liabilities that are denominated in Pounds Sterling (“GBP”), Euros (“EUR”), Australian dollars (“AUD”), Swiss Francs (“CHF”) and Swedish Kronas (“SEK”) as well as our expected future net interest receipts (amounts in thousands):

	June 30, 2026
	GBP	EUR	AUD		CHF		SEK
Foreign currency assets	£1,220,100	€1,515,800	A$	1,942,086	Fr.	43,513	kr	1,289,533
Foreign currency liabilities	(832,326)	(1,123,441)	(1,358,090)		(32,016)		(1,002,679)
Foreign currency contracts - notional, net	(433,743)	(434,076)	(829,998)		(11,243)		(355,800)
Subtotal (1)	£(45,969)	€(41,717)	A$	(246,002)	Fr.	254	kr	(68,946)
______________________________________________________________________________________________________________________

(1)     Primarily relates to expected net interest cash flows on the respective assets and liabilities over their term.

Substantially all of our net asset exposure to the GBP, EUR, AUD, CHF and SEK has been hedged with foreign currency forward contracts as of June 30, 2026, as indicated in the table above. Refer to Note 13 to the Condensed Consolidated Financial Statements for further detail regarding our foreign currency derivatives and their contractual maturities.
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
Changes in Internal Control Over Financial Reporting. No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
There were no unregistered sales of securities during the three months ended June 30, 2026.
Issuer Purchases of Equity Securities
The following table provides information regarding our purchases of common stock during the three months ended June 30, 2026:

Period	Total number of shares purchased	Average repurchase price per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Value of shares available for purchase under the plans or programs (in thousands) (1)
April 2026	—	$—	—	$380,098
May 2026	581,795	$17.16	581,795	$370,112
June 2026	—	$—	—	$370,112
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

Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits.
(a)Index to Exhibits
INDEX TO EXHIBITS

Exhibit No.	Description

4.1
Indenture, dated as of May 26, 2026, between Starwood Property Trust, Inc. and The Bank of New York Mellon, as trustee (including the form of Starwood Property Trust, Inc.’s 6.125% Senior Notes due 2031) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed May 26, 2026)

4.2
Indenture, dated as of July 10, 2026, between Starwood Property Trust, Inc. and The Bank of New York Mellon, as trustee (including the form of Starwood Property Trust, Inc.’s 5.875% Senior Notes due 2029) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed July 10, 2026)

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

STARWOOD PROPERTY TRUST, INC.

Date: August 6, 2026	By:	/s/ BARRY S. STERNLICHT
Barry S. Sternlicht Chief Executive Officer Principal Executive Officer

Date: August 6, 2026	By:	/s/ RINA PANIRY
Rina Paniry Chief Financial Officer, Treasurer, Chief Accounting Officer and Principal Financial Officer