Form 10-Q
period 2026-09-30
STARWOOD PROPERTY TRUST, INC.
filed 2026-11-06
CIK 1465128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of October 30, 2026 was 364,004,978.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited, amounts in thousands, except share data)

	As of September 30,	As of December 31,
	2026	2025
Assets:
Cash and cash equivalents	$391,935	$499,480
Restricted cash	320,814	175,167
Loans held-for-investment, net of credit loss allowances of $704,189 and $440,842 ($212,750 and none held at fair value)	19,969,078	18,862,712
Loans held-for-sale, at fair value	2,055,638	2,323,543
Investment securities, net of credit loss allowances of $76,990 and $37,369 ($117,006 and $121,433 held at fair value)	496,103	301,000
Properties, net	3,869,323	3,448,652
Investments of consolidated affordable housing fund, at fair value	1,677,329	1,727,499
Investments in unconsolidated entities	89,853	84,752
Goodwill	259,846	259,846
Intangible assets, net ($32,171 and $28,280 held at fair value)	435,171	436,059
Derivative assets	111,197	45,813
Accrued interest receivable	215,837	162,679
Other assets	364,210	362,991
Variable interest entity (“VIE”) assets, at fair value	27,698,776	34,493,164
Total Assets	$57,955,110	$63,183,357
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$628,502	$499,750
Related-party payable	27,436	31,662
Dividends payable	177,717	180,413
Derivative liabilities	124,616	83,983
Secured financing agreements, net	15,348,812	12,678,948
Securitized financing, net	4,500,786	5,131,453
Unsecured senior notes, net	4,481,280	4,283,836
VIE liabilities, at fair value	26,145,307	32,803,806
Total Liabilities	51,434,456	55,693,851
Commitments and contingencies (Note 22)
Temporary Equity: Redeemable non-controlling interests	359,225	364,118
Permanent Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Preferred stock, $0.01 per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 per share, 500,000,000 shares authorized, 379,893,449 issued and 364,056,685 outstanding as of September 30, 2026 and 378,011,570 issued and 370,562,879 outstanding as of December 31, 2025	3,799	3,780
Additional paid-in capital	7,003,089	6,957,216
Treasury stock (15,836,764 shares and 7,448,691 shares)	(275,730)	(138,022)
Accumulated deficit	(902,927)	(39,018)
Accumulated other comprehensive income	7,429	11,560
Total Starwood Property Trust, Inc. Stockholders’ Equity	5,835,660	6,795,516
Non-controlling interests in consolidated subsidiaries	325,769	329,872
Total Permanent Equity	6,161,429	7,125,388
Total Liabilities and Equity	$57,955,110	$63,183,357
________________________________________________________
Note: In addition to the VIE assets and liabilities which are separately presented, our condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025 include assets of $5.8 billion and $6.7 billion, respectively, and liabilities of $4.6 billion and $5.2 billion, respectively, related to securitized financing issued by VIEs. These assets can only be used to settle obligations of the securitized financing VIEs, and the related liabilities do not have recourse to Starwood Property Trust, Inc. Refer to Note 15 for additional discussion of VIEs.
See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited, amounts in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Interest income from loans	$409,262	$395,446	$1,181,488	$1,134,588
Interest income from investment securities	8,408	7,361	18,596	29,895
Servicing fees	30,316	23,212	95,003	54,752
Rental income	90,548	57,528	258,373	114,954
Other revenues	7,319	5,331	18,517	17,152
Total revenues	545,853	488,878	1,571,977	1,351,341
Costs and expenses:
Management fees	30,042	32,243	96,781	103,839
Interest expense	359,145	334,849	1,032,628	943,139
General and administrative	49,895	51,523	164,922	150,742
Costs of rental operations	27,466	15,987	76,913	45,319
Depreciation and amortization	36,602	26,044	105,588	47,899
Credit loss provision, net	336,612	28,359	366,399	9,026
Other expense (reversal), net	(26)	439	1,578	4,183
Total costs and expenses	839,736	489,444	1,844,809	1,304,147
Other income (loss):
Change in net assets related to consolidated VIEs	33,644	43,735	99,233	112,706
Change in fair value of servicing rights	2,684	2,016	3,891	5,132
Change in fair value of investment securities, net	(130)	1,794	(93)	1,966
Change in fair value of mortgage loans, net	(121,638)	52,367	(134,367)	140,638
Income from affordable housing fund investments	23,060	324	40,453	9,349
Earnings from unconsolidated entities	2,502	2,463	6,036	10,872
(Loss) gain on sale of investments and other assets, net	(11,435)	1,027	(8,377)	32,689
Gain (loss) on derivative financial instruments, net	16,426	5,814	10,939	(135,171)
Foreign currency (loss) gain, net	(469)	(12,215)	(12,265)	106,337
(Loss) gain on extinguishment of debt	(867)	—	(1,202)	19,990
Other loss, net	(34,128)	(3,486)	(40,944)	(3,195)
Total other (loss) income	(90,351)	93,839	(36,696)	301,313
(Loss) income before income taxes	(384,234)	93,273	(309,528)	348,507
Income tax benefit (provision)	3,069	(13,343)	790	(17,780)
Net (loss) income	(381,165)	79,930	(308,738)	330,727
Net income attributable to non-controlling interests	(8,543)	(7,370)	(22,535)	(16,098)
Net (loss) income attributable to Starwood Property Trust, Inc.	$(389,708)	$72,560	$(331,273)	$314,629

(Loss) earnings per share data attributable to Starwood Property Trust, Inc.:
Basic	$(1.08)	$0.19	$(0.93)	$0.89
Diluted	$(1.08)	$0.19	$(0.93)	$0.89
See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited, amounts in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net (loss) income	$(381,165)	$79,930	$(308,738)	$330,727
Other comprehensive income (loss) (net change by component):
Available-for-sale securities	(2,268)	(850)	(4,131)	(1,659)
Other comprehensive loss	(2,268)	(850)	(4,131)	(1,659)
Comprehensive (loss) income	(383,433)	79,080	(312,869)	329,068
Less: Comprehensive income attributable to non-controlling interests	(8,543)	(7,370)	(22,535)	(16,098)
Comprehensive (loss) income attributable to Starwood Property Trust, Inc.	$(391,976)	$71,710	$(335,404)	$312,970
See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity
For the Three Months Ended September 30, 2026 and 2025
(Unaudited, amounts in thousands, except share data)

	Temporary Equity	Common stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Starwood Property Trust, Inc. Stockholders’ Equity	Non- Controlling Interests	Total Permanent Equity
		Shares	Par Value		Shares	Amount
Balance, June 30, 2026	$356,377	379,785,339	$3,798	$6,991,339	9,157,029	$(167,962)	$(337,909)	$9,697	$6,498,963	$328,086	$6,827,049
Proceeds from DRIP Plan	—	27,160	1	442	—	—	—	—	443	—	443
Proceeds from employee stock purchase plan	—	17,687	—	228	—	—	—	—	228	—	228
Common stock repurchased	—	—	—	—	6,679,735	(107,768)	—	—	(107,768)	—	(107,768)
Share-based compensation	—	63,263	—	11,080	—	—	—	—	11,080	—	11,080
Net income (loss)	4,383	—	—	—	—	—	(389,708)	—	(389,708)	4,160	(385,548)
Dividends declared, $0.48 per share	—	—	—	—	—	—	(175,310)	—	(175,310)	—	(175,310)
Other comprehensive loss	—	—	—	—	—	—	—	(2,268)	(2,268)	—	(2,268)
Distributions to non-controlling interests	(1,535)	—	—	—	—	—	—	—	—	(6,477)	(6,477)
Balance, September 30, 2026	$359,225	379,893,449	$3,799	$7,003,089	15,836,764	$(275,730)	$(902,927)	$7,429	$5,835,660	$325,769	$6,161,429

Balance, June 30, 2025	$425,453	349,087,845	$3,491	$6,395,441	7,448,691	$(138,022)	$148,515	$12,785	$6,422,210	$321,067	$6,743,277
Net proceeds from common stock offering	—	27,125,000	271	533,242	—	—	—	—	533,513	—	533,513
Proceeds from DRIP Plan	—	16,173	1	331	—	—	—	—	332	—	332
Proceeds from employee stock purchase plan	—	15,534	—	265	—	—	—	—	265	—	265
Share-based compensation	—	1,515,987	15	14,675	—	—	—	—	14,690	—	14,690
Manager fees paid in stock	—	4,601	—	92	—	—	—	—	92	—	92
Net (loss) income	(263)	—	—	—	—	—	72,560	—	72,560	7,633	80,193
Dividends declared, $0.48 per share	—	—	—	—	—	—	(178,498)	—	(178,498)	—	(178,498)
Other comprehensive loss	—	—	—	—	—	—	—	(850)	(850)	—	(850)
Distributions to non-controlling interests	(39,337)	—	—	—	—	—	—	—	—	(6,827)	(6,827)
Balance, September 30, 2025	$385,853	377,765,140	$3,778	$6,944,046	7,448,691	$(138,022)	$42,577	$11,935	$6,864,314	$321,873	$7,186,187
See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity (Continued)
For the Nine Months Ended September 30, 2026 and 2025
(Unaudited, amounts in thousands, except share data)

	Temporary Equity	Common stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Starwood Property Trust, Inc. Stockholders’ Equity	Non- Controlling Interests	Total Permanent Equity
		Shares	Par Value		Shares	Amount
Balance, December 31, 2025	$364,118	378,011,570	$3,780	$6,957,216	7,448,691	$(138,022)	$(39,018)	$11,560	$6,795,516	$329,872	$7,125,388
Proceeds from DRIP Plan	—	69,649	1	1,206	—	—	—	—	1,207	—	1,207
Proceeds from employee stock purchase plan	—	121,240	1	1,762	—	—	—	—	1,763	—	1,763
Common stock repurchased	—	—	—	—	8,388,073	(137,708)	—	—	(137,708)		(137,708)
Share-based compensation	—	1,432,337	14	38,373	—	—	—	—	38,387	—	38,387
Manager fees paid in stock	—	258,653	3	4,532	—	—	—	—	4,535	—	4,535
Net income (loss)	7,270	—	—	—	—	—	(331,273)	—	(331,273)	15,265	(316,008)
Dividends declared, $1.44 per share	—	—	—	—	—	—	(532,636)	—	(532,636)	—	(532,636)
Other comprehensive loss	—	—	—	—	—	—	—	(4,131)	(4,131)	—	(4,131)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	1,426	1,426
Distributions to non-controlling interests	(12,163)	—	—	—	—	—	—	—	—	(20,794)	(20,794)
Balance, September 30, 2026	$359,225	379,893,449	$3,799	$7,003,089	15,836,764	$(275,730)	$(902,927)	$7,429	$5,835,660	$325,769	$6,161,429

Balance, December 31, 2024	$426,695	344,858,379	$3,449	$6,322,763	7,448,691	$(138,022)	$235,323	$13,594	$6,437,107	$329,670	$6,766,777
Net proceeds from common stock offering	—	27,125,000	271	533,242	—	—	—	—	533,513	—	533,513
Net proceeds from ATM agreement	—	1,561,634	16	31,089	—	—	—	—	31,105	—	31,105
Proceeds from DRIP Plan	—	50,745	1	991	—	—	—	—	992	—	992
Proceeds from employee stock purchase plan	—	97,559	1	1,654	—	—	—	—	1,655	—	1,655
Redemption of Class A Units	—	64,000	1	1,388	—	—	—	—	1,389	(1,389)	—
Share-based compensation	—	3,427,705	33	41,437	—	—	—	—	41,470	—	41,470
Manager fees paid in stock	—	580,118	6	11,482	—	—	—	—	11,488	—	11,488
Net income	852	—	—	—	—	—	314,629	—	314,629	15,246	329,875
Dividends declared, $1.44 per share	—	—	—	—	—	—	(507,375)	—	(507,375)	—	(507,375)
Other comprehensive loss	—	—	—	—	—	—	—	(1,659)	(1,659)	—	(1,659)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	1,489	1,489
Distributions to non-controlling interests	(41,694)	—	—	—	—	—	—	—	—	(23,143)	(23,143)
Balance, September 30, 2025	$385,853	377,765,140	$3,778	$6,944,046	7,448,691	$(138,022)	$42,577	$11,935	$6,864,314	$321,873	$7,186,187

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited, amounts in thousands)

	For the Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities:
Net (loss) income	$(308,738)	$330,727
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of deferred financing costs, premiums and discounts on secured borrowings	38,296	34,243
Amortization of discounts and deferred financing costs on unsecured senior notes	11,959	8,263
Accretion of net discount on investment securities	(3,396)	(4,482)
Accretion of net deferred loan fees and discounts	(51,860)	(46,642)
Share-based compensation	38,387	41,470
Manager fees paid in stock	4,535	11,488
Change in fair value of investment securities	93	(1,966)
Change in fair value of consolidated VIEs	3,686	(1,697)
Change in fair value of servicing rights	(3,891)	(5,132)
Change in fair value of loans	134,367	(140,638)
Change in fair value of affordable housing fund investments	50,170	211,602
Change in fair value of derivatives	3,347	157,002
Foreign currency loss (gain), net	12,265	(106,337)
Loss (gain) on sale of investments and other assets, net	8,377	(32,689)
Impairment charges on properties	32,163	—
Credit loss provision, net	366,399	9,026
Depreciation and amortization	110,701	52,030
Earnings from unconsolidated entities	(6,036)	(10,872)
Distributions of earnings from unconsolidated entities	935	10,528
Loss (gain) on extinguishment of debt, net	1,202	(19,990)
Origination and purchase of loans held-for-sale, net of principal collections	(586,558)	(828,802)
Proceeds from sale of loans held-for-sale	734,956	912,415
Changes in operating assets and liabilities:
Related-party payable	(4,226)	(11,019)
Accrued and capitalized interest receivable, less purchased interest	(155,737)	(78,679)
Other assets	(11,758)	36,124
Accounts payable, accrued expenses and other liabilities	75,804	(36,871)
Net cash provided by operating activities	495,442	489,102
Cash Flows from Investing Activities:
Origination, purchase and funding of loans held-for-investment	(5,108,835)	(6,069,288)
Proceeds from principal collections on loans	3,573,133	3,270,694
Proceeds from loans sold	93,661	229,867
Purchase and funding of investment securities	(257,018)	(29,933)
Proceeds from sales and redemptions of investment securities	9,736	7,561
Proceeds from principal collections on investment securities	12,787	300,883
Proceeds from sales of real estate	199,841	60,480
Purchases and additions to properties and other assets	(411,291)	(63,372)
Net cash paid in merger	—	(878,493)
Proceeds from sale of interest in an unconsolidated entity	—	69,819
Distribution of capital from unconsolidated entities	—	250
Cash acquired in foreclosure	7,713	733
Payments for purchase or termination of derivatives	(53,986)	(43,486)
Proceeds from termination of derivatives	47,025	66,184
Net cash used in investing activities	(1,887,234)	(3,078,101)

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited, amounts in thousands)

	For the Nine Months Ended September 30,,
	2026	2025
Cash Flows from Financing Activities:
Proceeds from borrowings	$9,988,051	$9,994,652
Principal repayments on and repurchases of borrowings	(7,710,830)	(7,419,083)
Payment of deferred financing costs	(43,975)	(57,326)
Net proceeds from issuances of common stock	2,970	567,265
Payment of dividends	(535,332)	(490,645)
Contributions from non-controlling interests	1,426	1,489
Distributions to non-controlling interests	(32,957)	(64,837)
Purchase of treasury stock	(137,708)	—
Issuance of debt of consolidated VIEs	12,815	—
Repayment of debt of consolidated VIEs	(195,445)	(61,980)
Distributions of cash from consolidated VIEs	77,517	104,338
Net cash provided by financing activities	1,426,532	2,573,873
Net increase (decrease) in cash, cash equivalents and restricted cash	34,740	(15,126)
Cash, cash equivalents and restricted cash, beginning of period	674,647	553,995
Effect of exchange rate changes on cash	3,362	238
Cash, cash equivalents and restricted cash, end of period	$712,749	$539,107
Supplemental disclosure of cash flow information:
Cash paid for interest	$960,036	$870,025
Income taxes paid	5,654	204
Supplemental disclosure of non-cash investing and financing activities:
Dividends declared with respect to the third quarter, but not yet paid	$175,310	$178,498
Consolidation of VIEs (VIE asset/liability additions)	654,186	717,180
Deconsolidation of VIEs (VIE asset/liability reductions)	1,533,241	62,461
Net assets acquired through foreclosure:
Assets acquired, less cash	352,998	198,372
Liabilities assumed	12,047	2,489
Net assets acquired in merger:
Assets acquired, less cash	—	2,204,987
Liabilities assumed	—	1,326,494
Transfer of residential loans from VIE assets to loans held-for-investment upon redemption of a consolidated RMBS trust	229,828	—
Loan principal collections temporarily held at master servicer	45,768	39,082
Redemption of Class A Units for common stock	—	1,389
See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
As of September 30, 2026
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
We have four reportable business segments as of September 30, 2026 and we refer to the investments within these segments as our target assets:
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
These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (our “Form 10-K”), as filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the operating results for the full year.
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

Because our history of realized credit losses on our HFI loans and HTM securities is limited, we have subscribed to third party database services to provide us with historical industry losses for both commercial real estate and infrastructure loans. Using these losses as a benchmark, we determine expected credit losses for our loans and securities on a collective pool basis within our commercial real estate and infrastructure portfolios. See Note 4 for further discussion of our methodologies.
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

Lease Intangibles
In connection with our acquisition of properties, we recognize intangible lease assets and liabilities associated with certain noncancelable operating leases of the acquired properties. These intangible lease assets and liabilities include in-place lease intangible assets, favorable lease intangible assets and unfavorable lease liabilities. In-place lease intangible assets reflect the acquired benefit of purchasing properties with in-place leases and are measured based on estimates of direct costs associated with leasing the property and lost rental income during projected lease-up and free rent periods, both of which are avoided due to the presence of in-place leases at the acquisition date. Favorable and unfavorable lease intangible assets and liabilities reflect the terms of in-place tenant leases being either favorable or unfavorable relative to market terms at the acquisition date. The estimated fair values of our favorable and unfavorable lease assets and liabilities at the respective acquisition dates represent the discounted cash flow differential between the contractual cash flows of such leases and the estimated cash flows that comparable leases at market terms would generate. Our intangible lease assets and liabilities are recognized within intangible assets and other liabilities, respectively, in our condensed consolidated balance sheets. Our in-place lease intangible assets are amortized to amortization expense while our favorable and unfavorable lease intangible assets and liabilities where we are the lessor are amortized to rental income. Both our favorable and unfavorable lease intangible assets and liabilities are amortized over the remaining noncancelable term of the respective leases on a straight-line basis.
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
We cease accruing interest on non-performing loans at the earlier of (i) the loan becoming significantly past due or (ii) management concluding that a full recovery of all interest and principal is doubtful. Loans may continue to accrue interest when they are well secured and in the process of resolution or modification, including loans that have reached contractual maturity while the Company actively negotiates an extension or other resolution. Interest income on non-accrual loans in which management expects a full recovery of the loan’s outstanding principal balance is only recognized when received in cash. If full recovery of principal is doubtful or if collection of interest is less than probable, the cost recovery method is applied whereby any cash received is applied to the outstanding principal balance of the loan. A non-accrual loan is returned to accrual status at such time as the loan becomes contractually current and management believes all future principal and interest will be received according to the contractual loan terms.
Loans are reported as past due when either interest or principal has been in default for a period of 90 days or more, unless the asset is (i) well secured or (ii) in the process of collection or modification to restore it to current status. Loans that have reached contractual maturity but continue to make required interest payments while actively undergoing modification or extension negotiations are evaluated based on their contractual terms and the status of those negotiations.
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

Rental Income
Rental income is recognized when earned from tenants. For leases that provide rent concessions or fixed escalations over the lease term, rental income is recognized on a straight-line basis over the noncancelable term of the lease. In net lease arrangements, costs reimbursable from tenants are recognized in rental income in the period in which the related expenses are incurred as we are generally the primary obligor with respect to purchasing goods and services for property operations. In instances where the tenant is responsible for property maintenance and repairs and contracts and settles such costs directly with third party service providers, we do not reflect those expenses in our condensed consolidated statements of operations as the tenant is the primary obligor.
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
Foreign Currency Translation
Our assets and liabilities denominated in foreign currencies are translated into U.S. dollars using foreign currency exchange rates at the end of the reporting period. Income and expenses are translated at the average exchange rates for each reporting period. The effects of translating the assets, liabilities and income of our foreign investments held by entities with a U.S. dollar functional currency are included in foreign currency gain (loss) in the condensed consolidated statements of operations. Realized foreign currency gains and losses and changes in the value of foreign currency denominated monetary assets and liabilities are included in the determination of net income and are reported as foreign currency gain (loss) in our condensed consolidated statements of operations.

Income Taxes
We have elected to be taxed as a REIT under the Code. We are subject to federal income taxation at corporate rates on our REIT taxable income, however, we are allowed a deduction for the amount of dividends paid to our stockholders in arriving at our REIT taxable income. As a result, our distributed net income is subjected to taxation at the stockholder level only. We intend to continue operating in a manner that will permit us to maintain our qualification as a REIT for tax purposes.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We evaluate the realizability of our deferred tax assets and recognize a valuation allowance if, based on the available evidence, both positive and negative, it is more likely than not that some portion or all of our deferred tax assets will not be realized. When evaluating the realizability of our deferred tax assets, we consider, among other matters, estimates of expected future taxable income, nature of current and cumulative losses, existing and projected book/tax differences, tax planning strategies available, and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires us to forecast our business and general economic environment in future periods.

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

Earnings (Loss) Per Share
We present both basic and diluted earnings (loss) per share (“EPS”) amounts in our financial statements. Basic EPS excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS reflects the maximum potential dilution that could occur from (i) our share-based compensation, consisting of unvested restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) and any outstanding discounted share purchase options under the Employee Stock Purchase Program (“ESPP”), (ii) shares contingently issuable to our Manager, (iii) the conversion options associated with our senior convertible notes (the “Convertible Notes”) (see Notes 11 and 18) and (iv) non-controlling interests that are redeemable with our common stock (see Note 17). Potential dilutive shares are excluded from the calculation if they have an anti-dilutive effect in the period.

Nearly all of the Company’s unvested RSUs and RSAs contain rights to receive non-forfeitable dividends and thus are participating securities. In addition, the non-controlling interests that are redeemable with our common stock are considered participating securities because they earn a preferred return indexed to the dividend rate on our common stock (see Note 17). Due to the existence of these participating securities, the two-class method of computing EPS is required, unless another method is determined to be more dilutive. Under the two-class method, undistributed earnings are reallocated between shares of common stock and participating securities. For the three and nine months ended September 30, 2026 and 2025, the two-class method resulted in the most dilutive EPS calculation.

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
We believe the estimates and assumptions underlying our condensed consolidated financial statements are reasonable and supportable based on the information available as of September 30, 2026. Actual results may ultimately differ from those estimates.
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

3. Acquisitions and Divestitures
Acquisitions

During the three and nine months ended September 30, 2026, we had no significant acquisitions of properties or businesses other than properties acquired through loan foreclosure, as discussed in Note 4, and properties acquired by Fundamental Income Properties, LLC (“Fundamental”) within our Property Segment, which itself was acquired by way of merger on July 23, 2025, as discussed in Note 6.

Divestitures

Commercial and Residential Lending Segment

In September 2026, we sold a 500 unit multifamily property in Dallas, Texas for $74.0 million. The property had been acquired through foreclosure in October 2024. Upon sale, we recognized a net loss of $10.8 million, which is included within (loss) gain on sale of investments and other assets, net in our condensed consolidated statements of operations for the three and nine months ended September 30, 2026.

In August 2026, we sold a 256 unit multifamily property in Phoenix, Arizona for $22.6 million. The property had been acquired through foreclosure in November 2024 and we recorded a $21.6 million impairment on the property in 2025. Upon sale, we recognized a net loss of $0.8 million, which is included within (loss) gain on sale of investments and other assets, net in our condensed consolidated statements of operations for the three and nine months ended September 30, 2026.
During the three and nine months ended September 30, 2026, we sold two and four units, respectively, in a residential conversion project in New York for $11.9 million and $23.4 million, respectively. The property had been acquired through foreclosure in April 2021. In connection with these sales, there was no gain or loss recognized in our condensed consolidated statements of operations.

In March 2026, we sold a multifamily property in Conyers, Georgia for $40.0 million. The property had been acquired through foreclosure in February 2025 and during that year we recorded a $4.0 million impairment on the property. Upon sale, we recognized a net gain of $0.3 million, which is included within (loss) gain on sale of investments and other assets, net in our condensed consolidated statement of operations for the nine months ended September 30, 2026. In connection therewith, we provided $32.0 million of three-year senior secured financing to the purchaser.

In June 2025, we sold an equity interest originally obtained in connection with a 2013 loan origination for gross proceeds of $70.0 million and recognized a gain of $51.4 million, which is included within (loss) gain on sale of investments and other assets, net in our condensed consolidated statement of operations for the nine months ended September 30, 2025.

In April 2025, we sold an office building in Texas for $60.0 million, which had been acquired via equity control of the related mezzanine borrower entity in May 2022. In 2023, we recorded a $30.1 million impairment on the property. Upon sale, we recognized a net gain of $4.1 million in our condensed consolidated statement of operations for the nine months ended September 30, 2025, representing: (i) forgiveness of debt totaling $23.5 million, which is reflected as (loss) gain on extinguishment of debt, offset by (ii) the excess of our carrying value over sales proceeds of $19.4 million, which is reflected within (loss) gain on sale of investments and other assets, net in our condensed consolidated statement of operations.

Investing and Servicing Segment Property Portfolio (“REIS Equity Portfolio”)

In May 2026, we sold a hospitality asset in New York City for $13.1 million. The property had been acquired through foreclosure in June 2024 after our Investing and Servicing segment acquired the related loan as nonperforming in October 2021. In connection with this sale, we recognized a gain of $2.3 million within (loss) gain on sale of investments and other assets, net in our condensed consolidated statement of operations for the nine months ended September 30, 2026.

During the three and nine months ended September 30, 2026 and 2025, there were no other significant sales of property other than several properties sold by Fundamental as discussed in Note 6.

4. Loans
Our loans held-for-investment are accounted for at amortized cost and our loans held-for-sale are accounted for at the lower of cost or fair value, unless we have elected the fair value option for either. The following tables summarize our investments in mortgages and loans as of September 30, 2026 and December 31, 2025 (dollars in thousands):

September 30, 2026	Carrying Value	Face Amount	Weighted Average Coupon (1)	Weighted Average Life (“WAL”) (years)(2)
Loans held-for-investment:
Commercial loans:
First mortgages (3)	$17,219,594	$17,312,222	7.1%	2.8
Subordinated mortgages (4)	4,925	4,925	—%	—
Mezzanine loans (3)	276,559	278,132	10.3%	1.9
Other	49,721	50,288	9.8%	1.9
Total commercial loans	17,550,799	17,645,567
Infrastructure first priority loans	2,909,718	2,969,082	7.6%	4.9
Residential loans, fair value option	212,750	232,064	5.5%	N/A	(5)
Total loans held-for-investment	20,673,267	20,846,713
Loans held-for-sale:
Residential, fair value option	1,990,315	2,310,526	4.4%	N/A	(5)
Commercial, fair value option	65,323	69,600	6.3%	5.4
Total loans held-for-sale	2,055,638	2,380,126
Total gross loans	22,728,905	$23,226,839
Credit loss allowances:
Commercial loans held-for-investment	(691,408)
Infrastructure loans held-for-investment	(12,781)
Total allowances	(704,189)
Total net loans	$22,024,716

December 31, 2025
Loans held-for-investment:
Commercial loans:
First mortgages (3)	$16,086,585	$16,148,916	7.0%	2.7
Subordinated mortgages (4)	15,683	15,290	11.1%	0.1
Mezzanine loans (3)	311,175	313,619	10.8%	2.8
Other	51,255	51,688	9.1%	2.6
Total commercial loans	16,464,698	16,529,513
Infrastructure first priority loans	2,838,856	2,890,373	7.4%	5.1
Total loans held-for-investment	19,303,554	19,419,886
Loans held-for-sale:
Residential, fair value option	2,278,067	2,455,552	4.4%	N/A	(5)
Commercial, fair value option	45,476	47,300	6.4%	8.5
Total loans held-for-sale	2,323,543	2,502,852
Total gross loans	21,627,097	$21,922,738
Credit loss allowances:
Commercial loans held-for-investment	(426,365)
Infrastructure loans held-for-investment	(14,477)
Total allowances	(440,842)
Total net loans	$21,186,255

______________________________________________________________________________________________________________________
(1)Calculated using applicable index rates as of September 30, 2026 and December 31, 2025 for variable rate loans and excludes loans for which interest income is not recognized.
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
(3)First mortgages include first mortgage loans and any contiguous mezzanine loan components because as a whole, the expected credit quality of these loans is more similar to that of a first mortgage loan. The application of this methodology resulted in mezzanine loans with carrying values of $1.4 billion and $1.3 billion being classified as first mortgages as of September 30, 2026 and December 31, 2025, respectively.
(4)Subordinated mortgages include B-Notes and junior participation in first mortgages where we do not own the senior A-Note or senior participation. If we own both the A-Note and B-Note, we categorize the loan as a first mortgage loan.
(5)Residential loans have a weighted average remaining contractual life of 25.1 years and 25.8 years as of September 30, 2026 and December 31, 2025, respectively. Loans held-for-investment represent residential loans transferred from VIE assets upon redemption of a consolidated RMBS trust.
As of September 30, 2026, our variable rate loans held-for-investment, excluding loans for which interest income is not recognized, were as follows (dollars in thousands):

September 30, 2026	Carrying Value	Weighted-average Spread Above Index
Commercial loans	$16,330,446	3.2%
Infrastructure loans	2,909,718	3.5%
Total variable rate loans held-for-investment	$19,240,164	3.2%

Credit Loss Allowances
As discussed in Note 2, because our history of realized credit losses on our HFI loans and HTM securities is limited, we have subscribed to third party database services to provide us with industry losses for both commercial real estate and infrastructure loans. Using these losses as a benchmark, we determine expected credit losses for our loans and securities on a collective basis within our commercial real estate and infrastructure portfolios.
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
The macroeconomic forecasts do not differentiate among property types or asset classes. Instead, these forecasts reference general macroeconomic conditions (i.e. Gross Domestic Product, employment and interest rates) which apply broadly across all assets. For instance, the office sector has been adversely affected by the increase in remote working arrangements, the retail sector has been adversely affected by electronic commerce and the multifamily sector has been strained by sustained higher interest rates. The broad macroeconomic forecasts do not account for such differentiation. Accordingly, we have selected more adverse macroeconomic recovery forecasts for these property types than others in determining our credit loss allowance. The credit loss provision in the three and nine months ended September 30, 2026 is the result of increased risk of repayment shortfalls associated with higher projected interest rates. Because our loan portfolio is predominantly floating-rate, higher rates create an increased debt service burden for our borrowers. Higher rates also contribute to higher capitalization rates and lower property values, placing pressure on borrowers’ ability to refinance or sell the underlying properties.

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
The significant credit quality indicators for our loans measured at amortized cost, which excludes loans held at fair value, were as follows as of September 30, 2026 (amounts in thousands):

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Total	Total Amortized Cost Basis	Credit Loss Allowance
As of September 30, 2026	2026	2025	2024	2023	2022	Prior
Commercial loans:
Credit quality indicator:
LTV < 60%	$713,230	$1,641,296	$354,346	$107,123	$687,495	$706,234	$—	$4,209,724	$3,802
LTV 60% - 70%	830,783	3,000,962	182,936	85,190	1,290,883	729,005	—	6,119,759	14,125
LTV > 70%	1,154,791	597,008	292,902	206,263	1,314,982	3,607,054	—	7,173,000	641,927
Credit deteriorated	—	—	—	—	—	40,166	—	40,166	31,554
Defeased and other	—	3,600	—	4,550	—	—	—	8,150	—
Total commercial	$2,698,804	$5,242,866	$830,184	$403,126	$3,293,360	$5,082,459	$—	$17,550,799	$691,408
Infrastructure loans:
Credit quality indicator:
Power	$675,639	$746,242	$165,509	$87,276	$—	$20,455	$—	$1,695,121	$6,893
Oil and gas	328,036	534,138	313,426	24,920	—	—	14,077	1,214,597	5,888
Total infrastructure	$1,003,675	$1,280,380	$478,935	$112,196	$—	$20,455	$14,077	$2,909,718	$12,781
Residential loans held-for-investment, fair value option								212,750	—
Loans held-for-sale								2,055,638	—
Total gross loans								$22,728,905	$704,189

Non-Credit Deteriorated Loans
As of September 30, 2026, we had five commercial loans with an aggregate amortized cost basis of $677.5 million and residential loans totaling $81.6 million that were 90 days or more past due. Of these amounts, $445.2 million of commercial loans, primarily consisting of a single loan with an amortized cost basis of $419.7 million, remained on accrual status, as they met our criteria for continued interest recognition. In addition, three commercial loans with an aggregate amortized cost basis of $346.8 million were on nonaccrual status despite being less than 90 days past due. None of these loans required a specific allowance for credit losses as of September 30, 2026.
As of September 30, 2026 and December 31, 2025, we had a total of $660.7 million and $967.7 million, respectively, of non-credit deteriorated loans on nonaccrual. During the three and nine months ended September 30, 2026, no additional non-credit deteriorated commercial loans were placed on nonaccrual. During the three months ended September 30, 2026, we returned a commercial loan with an amortized cost basis of $107.9 million to accrual status.

Credit Deteriorated Loans
As of September 30, 2026, we had two loans with a combined amortized cost basis of $40.1 million which were deemed credit deteriorated and are on nonaccrual under the cost recovery method: (i) a $35.2 million commercial mezzanine loan on an office portfolio in Ireland placed on nonaccrual during 2025, which carries a $26.6 million specific credit loss allowance. The loan was deemed credit deteriorated based on the terms of a modification whereby the sponsor will not fund future debt service shortfalls or capital expenditures; and (ii) a $4.9 million commercial subordinated loan secured by a department store in Chicago which was deemed credit deteriorated and was fully reserved in prior years. During the nine months ended September 30, 2026, a $90.7 million credit deteriorated commercial loan placed on nonaccrual during 2025, with a $19.7 million specific credit loss allowance provided in late 2025, was resolved through foreclosure (see related discussion below).
Foreclosures
During the nine months ended September 30, 2026, we foreclosed on the following loan collateral and recorded properties and associated assets and liabilities in accordance with the asset acquisition provisions of ASC 805:
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

Loan Modifications
We may amend or modify a loan based on its specific facts and circumstances. The modified terms and subsequent performance of the modified loans are considered in the determination of our general and specific CECL reserves. During the nine months ended September 30, 2026, we made modifications to two commercial loans disclosable under ASU 2022-02, Troubled Debt Restructurings and Vintage Disclosures. The loans had a combined amortized cost basis of $109.0 million, representing 0.62% of our commercial loans as of September 30, 2026. There were no such modifications made during the nine months ended September 30, 2025.
In September 2026, we modified a $24.9 million commercial loan. We granted an other-than-insignificant payment delay in the form of a maturity extension from September 2026 to September 2027, plus four additional six-month extension options. The interest rate was modified from SOFR + 6.0% to a fixed rate of 6.0%, of which 2.0% is being deferred and will be paid to the extent of available cash flows.
In January 2026, we modified an $84.1 million commercial loan. We granted an other-than-insignificant payment delay in the form of a maturity extension from January 2026 to October 2028, reduced the interest rate by 95 bps and included minimum required paydowns. The interest rate reduction is fully recovered in a new exit fee.
Performance of Previously Modified Loans:
Loans with modifications disclosed in the previous twelve months under ASU 2022-02 are performing in accordance with their modified terms through September 30, 2026.

Other Modifications:
While not required to be disclosed pursuant to ASU 2022-02 because the financial difficulty criteria was not met at the modification date, we modified five loans during the nine months ended September 30, 2026 by reducing the interest rate spread on the loans, with such reductions partially or fully recoverable by new exit fees. During the nine months ended September 30, 2026, we received a $113.5 million partial repayment from one of the aforementioned loans. The amortized cost basis of the remaining loans totaled $508.8 million as of September 30, 2026. In each case, the borrowers contributed additional equity in order to receive the modifications.

Credit Loss Allowance Activity
The following tables present the activity in our credit loss allowance for funded loans and unfunded commitments (amounts in thousands):

	Funded Commitments Credit Loss Allowance
	Loans Held-for-Investment		Total Funded Loans
Nine Months Ended September 30, 2026	Commercial	Infrastructure
Credit loss allowance at December 31, 2025	$426,365	$14,477	$440,842
Credit loss provision (reversal), net	291,030	(1,696)	289,334
Charge-offs (1)	(25,014)	—	(25,014)
Foreign currency	(973)	—	(973)
Credit loss allowance at September 30, 2026	$691,408	$12,781	$704,189
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

	Unfunded Commitments Credit Loss Allowance (1)
	Loans Held-for-Investment		HTM Preferred
Nine Months Ended September 30, 2026	Commercial	Infrastructure	Interests (2)	CMBS (2)	Total
Credit loss allowance at December 31, 2025	$13,410	$1,354	$13,471	$2	$28,237
Credit loss provision (reversal), net	38,446	412	(1,413)	(1)	37,444
Credit loss allowance at September 30, 2026	$51,856	$1,766	$12,058	$1	$65,681
Memo: Unfunded commitments as of September 30, 2026 (3)	$2,706,214	$269,119	$37,839	$13,074	$3,026,246
______________________________________________________________________________________________________________________
(1)Included in accounts payable, accrued expenses and other liabilities in our consolidated balance sheets.
(2)See Note 5 for further details.
(3)Represents amounts expected to be funded (see Note 22).

Loan Portfolio Activity
The activity in our loan portfolio was as follows (amounts in thousands):

	Held-for-Investment Loans
Nine Months Ended September 30, 2026	Commercial	Infrastructure	Residential	Held-for-Sale Loans	Total Loans
Balance at December 31, 2025	$16,038,333	$2,824,379	$—	$2,323,543	$21,186,255
Acquisitions/originations/additional funding	3,905,018	1,203,817	—	734,120	5,842,955
Capitalized interest (1)	96,395	—	—	—	96,395
Basis of loans sold (2)	(93,649)	—	—	(734,956)	(828,605)
Loan maturities/principal repayments	(2,427,868)	(1,151,170)	(4,470)	(144,003)	(3,727,511)
Discount accretion/premium amortization	33,645	18,215	—	—	51,860
Changes in fair value	—	—	(12,608)	(121,759)	(134,367)
Foreign currency translation loss, net	(60,188)	—	—	—	(60,188)
Credit loss (provision) reversal, net	(291,030)	1,696	—	—	(289,334)
Loan foreclosures	(341,265)	—	—	(1,335)	(342,600)	(3)
Transfer to/from other asset classifications or between segments	—	—	229,828	28	229,856	(4)
Balance at September 30, 2026	$16,859,391	$2,896,937	$212,750	$2,055,638	$22,024,716

	Held-for-Investment Loans
Nine Months Ended September 30, 2025	Commercial	Infrastructure	Held-for-Sale Loans	Total Loans
Balance at December 31, 2024	$12,895,064	$2,541,949	$2,516,008	$17,953,021
Acquisitions/originations/additional funding	4,157,182	1,912,106	994,731	7,064,019
Capitalized interest (1)	79,260	—	—	79,260
Basis of loans sold (2)	(230,267)	—	(912,415)	(1,142,682)
Loan maturities/principal repayments	(1,848,893)	(1,414,236)	(166,634)	(3,429,763)
Discount accretion/premium amortization	22,566	24,076	—	46,642
Changes in fair value	—	—	140,638	140,638
Foreign currency translation gain, net	361,229	3,905	—	365,134
Credit loss reversal (provision), net	856	(3,837)	—	(2,981)
Loan foreclosures	(182,203)	—	(11,173)	(193,376)	(5)
Balance at September 30, 2025	$15,254,794	$3,063,963	$2,561,155	$20,879,912
______________________________________________________________________________________________________________________
(1)Represents accrued interest income on loans whose terms do not require current payment of interest.
(2)See Note 12 for additional disclosure on these transactions.
(3)Represents (i) the $242.4 million carrying value of a first mortgage loan on a mixed use property in Dallas, Texas foreclosed in February 2026, (ii) the $71.0 million carrying value of a first mortgage loan on a multifamily property in Phoenix, Arizona foreclosed in January 2026, (iii) the $27.9 million carrying value of a first mortgage loan on a multifamily property in Dallas, Texas foreclosed in March 2026 and (iv) $1.3 million of residential mortgage loans foreclosed.
(4)Net transfers primarily represent residential loans transferred from VIE assets upon redemption of a consolidated RMBS trust.
(5)Represents (i) the $83.9 million carrying value of a first mortgage and mezzanine loan on a multifamily property in Windermere, Florida foreclosed in May 2025, (ii) the $54.3 million carrying value of a first mortgage and mezzanine loan on a life science property in Boston, Massachusetts foreclosed in June 2025, (iii) the $44.0 million carrying value of a first mortgage and mezzanine loan on a multifamily property in Conyers, Georgia foreclosed in February 2025 and sold during the three months ended March 31, 2026 (see Notes 3 and 6) and (iv) $11.2 million of residential mortgage loans foreclosed.

5. Investment Securities
Investment securities were comprised of the following as of September 30, 2026 and December 31, 2025 (amounts in thousands):

	Carrying Value as of
	September 30, 2026	December 31, 2025
RMBS, available-for-sale	$80,918	$88,283
RMBS, fair value option (1)	310,213	404,688
CMBS, fair value option (1), (2)	1,247,455	1,284,863
HTM debt securities, amortized cost net of credit loss allowance of $76,990 and $37,369	379,097	179,567
Equity security, fair value	—	628
Subtotal—Investment securities	2,017,683	1,958,029
VIE eliminations (1)	(1,521,580)	(1,657,029)
Total investment securities	$496,103	$301,000
_____________________________________________________________________________________________________________________
(1)Certain fair value option CMBS and RMBS are eliminated in consolidation against VIE liabilities pursuant to ASC 810.
(2)Includes $141.8 million and $146.5 million of non-controlling interests in the consolidated entities which hold certain of these CMBS as of September 30, 2026 and December 31, 2025, respectively.
Purchases, sales and redemptions, and principal collections for all investment securities were as follows (amounts in thousands):

	RMBS, available-for-sale	RMBS, fair value option	CMBS, fair value option	HTM Securities	Equity Security	Securitization VIEs (1)	Total
Three Months Ended September 30, 2026
Purchases/fundings	$—	$—	$—	$121,709	$—	$—	$121,709
Sales	—	—	4,750	—	—	(4,750)	—
Principal collections	2,631	6,810	7,031	2,355	—	(13,692)	5,135
Three Months Ended September 30, 2025
Purchases/fundings	$—	$—	$—	$8,360	$—	$—	$8,360
Sales and redemptions	—	—	—	—	2,018	—	2,018
Principal collections	2,177	9,509	9,799	243,555	—	(19,109)	245,931

	RMBS, available-for-sale	RMBS, fair value option	CMBS, fair value option		HTM Securities	Equity Security	Securitization VIEs (1)	Total
Nine Months Ended September 30, 2026
Purchases/fundings	$—	$—	$53,318		$248,154	$—	$(44,454)	$257,018
Sales and redemptions	—	—	21,926		—	625	(12,815)	9,736
Principal collections	6,341	22,695	55,496		5,772	—	(77,517)	12,787
Redemptions	—	82,082	—		—	—	(82,082)	—
Nine Months Ended September 30, 2025
Purchases/fundings	$—	$—	$65,665	(2)	$25,906	$—	$(61,638)	$29,933
Sales and redemptions	—	—	4,193		—	3,368	—	7,561
Principal collections	6,075	29,667	74,956		294,523	—	(104,338)	300,883
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

RMBS, Available-for-Sale
The Company classified all of its RMBS not eliminated in consolidation as available-for-sale as of September 30, 2026 and December 31, 2025. These RMBS are reported at fair value in the balance sheet with changes in fair value recorded in accumulated other comprehensive income (“AOCI”).

The tables below summarize various attributes of our investments in available-for-sale RMBS as of September 30, 2026 and December 31, 2025 (amounts in thousands):

				Unrealized Gains or (Losses) Recognized in AOCI
	Amortized Cost	Credit Loss Allowance	Net Basis	Gross Unrealized Gains	Gross Unrealized Losses	Net Fair Value Adjustment	Fair Value
September 30, 2026
RMBS	$73,489	$—	$73,489	$9,513	$(2,084)	$7,429	$80,918
December 31, 2025
RMBS	$76,723	$—	$76,723	$13,340	$(1,780)	$11,560	$88,283

	Weighted Average Coupon (1)	WAL (Years) (2)
September 30, 2026
RMBS	4.6%	7.1
______________________________________________________________________________________________________________________
(1)Calculated using the September 30, 2026 SOFR rate of 3.913% for floating rate securities.
(2)Represents the remaining WAL of each respective group of securities as of the balance sheet date. The WAL of each individual security is calculated using projected amounts and projected timing of future principal payments.
As of September 30, 2026, approximately $72.0 million, or 89%, of RMBS were variable rate. We purchased all of the RMBS at a discount, a portion of which is accreted into income over the expected remaining life of the security. The majority of the income from this strategy is earned from the accretion of this accretable discount.
We have engaged a third party manager who specializes in RMBS to execute the trading of RMBS, the cost of which was $0.2 million for both the three months ended September 30, 2026 and 2025, and $0.4 million and $0.5 million for the nine months ended September 30, 2026 and 2025, respectively, recorded as management fees in the accompanying condensed consolidated statements of operations.
The following table presents the gross unrealized losses and estimated fair value of any available-for-sale securities that were in an unrealized loss position as of September 30, 2026 and December 31, 2025, and for which an allowance for credit losses has not been recorded (amounts in thousands):

	Estimated Fair Value		Unrealized Losses
	Securities with a loss less than 12 months	Securities with a loss greater than 12 months	Securities with a loss less than 12 months	Securities with a loss greater than 12 months
As of September 30, 2026
RMBS	$6,685	$10,031	$(244)	$(1,840)
As of December 31, 2025
RMBS	$480	$10,943	$—	$(1,780)
As of September 30, 2026 and December 31, 2025, there were 22 and 14 securities, respectively, with unrealized losses reflected in the table above. After evaluating the securities, we concluded that the unrealized losses reflected above were noncredit-related and would be recovered from the securities’ estimated future cash flows. We considered a number of factors in reaching this conclusion, including that we did not intend to sell the securities, it was not considered more likely than not that we would be forced to sell the securities prior to recovering our amortized cost, and there were no material credit events that would have caused us to otherwise conclude that we would not recover our cost. Credit losses, if any, are calculated by comparing (i) the estimated future cash flows of each security discounted at the yield determined as of the initial acquisition date or, if since revised, as of the last date previously revised, to (ii) our net amortized cost basis. Significant judgment is used in projecting cash flows for our non-agency RMBS. As a result, actual income and/or credit losses could be materially different from what is currently projected and/or reported.

CMBS and RMBS, Fair Value Option
As discussed in the “Fair Value Option” section of Note 2 herein, we elect the fair value option for certain CMBS and RMBS in an effort to eliminate accounting mismatches resulting from the current or potential consolidation of securitization VIEs. As of September 30, 2026, the fair value and unpaid principal balance of CMBS where we have elected the fair value option, excluding the notional value of interest-only securities and before consolidation of securitization VIEs, were $1.2 billion and $2.7 billion, respectively. As of September 30, 2026, the fair value and unpaid principal balance of RMBS where we have elected the fair value option, excluding the notional value of interest-only securities and before consolidation of securitization VIEs, were $310.2 million and $238.0 million, respectively. The $1.6 billion total fair value balance of CMBS and RMBS represents our economic interests in these assets. However, as a result of our consolidation of securitization VIEs, the vast majority of this fair value (all except $36.1 million at September 30, 2026) is eliminated against VIE liabilities before arriving at our GAAP balance for fair value option investment securities.
As of September 30, 2026, none of our CMBS or RMBS were variable rate.
HTM Debt Securities, Amortized Cost
The table below summarizes our investments in HTM debt securities as of September 30, 2026 and December 31, 2025 (amounts in thousands):

	Amortized Cost Basis	Credit Loss Allowance	Net Carrying Amount	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
September 30, 2026
CMBS	$202,103	$(8,639)	$193,464	$438	$(12,742)	$181,160
Preferred interests	122,410	(57,704)	64,706	—	(46,851)	17,855
Infrastructure bonds	131,574	(10,647)	120,927	501	(21)	121,407
Total	$456,087	$(76,990)	$379,097	$939	$(59,614)	$320,422

December 31, 2025
CMBS	$92,629	$(13)	$92,616	$603	$(11,436)	$81,783
Preferred interests	82,844	(27,166)	55,678	—	(22,942)	32,736
Infrastructure bonds	41,463	(10,190)	31,273	650	—	31,923
Total	$216,936	$(37,369)	$179,567	$1,253	$(34,378)	$146,442
The following table presents the activity in our credit loss allowance for HTM debt securities (amounts in thousands):

	CMBS	Preferred Interests	Infrastructure Bonds	Total HTM Credit Loss Allowance
Nine Months Ended September 30, 2026
Credit loss allowance at December 31, 2025	$13	$27,166	$10,190	$37,369
Credit loss provision	8,626	30,538	457	39,621
Credit loss allowance at September 30, 2026	$8,639	$57,704	$10,647	$76,990
As of September 30, 2026 and December 31, 2025, we had a $10.0 million specific credit loss allowance on a $19.2 million infrastructure bond that is collateralized by a first priority lien on a coal-fired power plant in Mississippi. It was deemed credit deteriorated when we acquired the Infrastructure Lending Segment in 2018 and was placed on nonaccrual under the cost recovery method in 2023 due to a forbearance and restructuring plan agreed between the lenders and borrower that was necessitated by operating shortfalls at the plant.
We also had seven commercial lending preferred interests with a combined amortized cost basis of $104.5 million on nonaccrual that were not 90 days or greater past due as of September 30, 2026, with total unfunded commitments of $41.1 million. As of December 31, 2025, we had seven commercial lending preferred interests with a combined amortized cost basis of $65.0 million on nonaccrual that were not 90 days or greater past due, with total unfunded commitments of $76.4 million. All of these investments were made in connection with loan modifications, but are not considered credit deteriorated.

The table below summarizes the maturities of our HTM debt securities by type as of September 30, 2026 (amounts in thousands):

	CMBS	Preferred Interests	Infrastructure Bonds	Total
Less than one year	$16,822	$40,368	$—	$57,190
One to three years	—	8,646	3,790	12,436
Three to five years	63,528	15,692	4,952	84,172
Thereafter	113,114	—	112,185	225,299
Total	$193,464	$64,706	$120,927	$379,097
Equity Security, Fair Value
During 2012, we acquired 9,140,000 ordinary shares from a related-party in Starwood European Real Estate Finance Limited (“SEREF”), a debt fund that was externally managed by an affiliate of our Manager and listed on the London Stock Exchange. As of December 31, 2025, we held 536,129 shares of SEREF that had not yet been redeemed, with a fair value of $0.6 million. During the nine months ended September 30, 2026, this entity entered liquidation and was delisted from the London Stock Exchange. The remaining 536,129 shares were redeemed by SEREF for proceeds of $0.6 million, reducing our basis to zero.
6. Properties
Our properties are held within the following portfolios:
Property Segment - Fundamental
In July 2025, we acquired Fundamental by way of merger. As of September 30, 2026, Fundamental owned 534 single-tenant properties, spanning 17.2 million square feet across 44 states, 73 industries and 125 tenants. The properties, which consist of retail, industrial and service facilities, among others, are leased under 140 individual and master net operating lease agreements with a 16.6 year weighted-average remaining lease base term. Fundamental had total gross properties and lease intangibles of $2.8 billion and debt of $1.8 billion as of September 30, 2026.
During the three months ended September 30, 2026, Fundamental acquired 10 additional net lease properties for $32.0 million and sold four properties subject to two master leases for $6.3 million, resulting in an immaterial gain. During the nine months ended September 30, 2026, Fundamental acquired 58 additional net lease properties for $340.6 million and sold 17 properties subject to three master leases for $31.1 million. Upon sale, we recognized a total net gain of $0.6 million, which is included within (loss) gain on sale of investments and other assets, net in our condensed consolidated statement of operations for the nine months ended September 30, 2026.
Property Segment - Medical Office Portfolio
The Medical Office Portfolio is comprised of 34 medical office buildings acquired during the year ended December 31, 2016. These properties, which collectively comprise 1.9 million square feet, are geographically dispersed throughout the U.S. and primarily affiliated with major hospitals or located on or adjacent to major hospital campuses. The Medical Office Portfolio includes total gross properties and lease intangibles of $797.0 million and debt of $444.6 million as of September 30, 2026.
Property Segment - D.C. Multifamily Conversion
A vacant office building in Washington, D.C. was acquired in a loan foreclosure in May 2024 and transferred to our Property Segment with the expectation that we will convert it to multifamily use. That property has a carrying value of $126.3 million, of which $100.2 million represents construction in progress and $26.1 million represents land and land improvements, and no associated debt as of September 30, 2026.

Property Segment - Capitalized Interest
During three and nine months ended September 30, 2026, $2.5 million and $4.4 million, respectively, of interest was capitalized for construction in progress related to the Fundamental and the D.C. Multifamily Conversion portfolios. Interest capitalized during the three and nine months ended September 30, 2025 was not material.

Investing and Servicing Segment Property Portfolio (“REIS Equity Portfolio”)
The REIS Equity Portfolio is comprised of 4 commercial real estate properties and one equity interest in an unconsolidated real estate property (see Note 8), which were acquired from CMBS trusts over time. The REIS Equity Portfolio includes total gross properties and lease intangibles of $75.4 million and debt of $37.2 million as of September 30, 2026.
Commercial and Residential Lending Segment Property Portfolio
The Commercial and Residential Lending Segment Portfolio represents properties acquired through loan foreclosure or exercise of control over a mezzanine loan borrower’s pledged equity interests. This portfolio includes total gross properties and lease intangibles of $902.4 million and debt of $29.8 million as of September 30, 2026.
Woodstar Portfolios
Refer to Note 7 for a discussion of our Woodstar I and Woodstar II Portfolios which are not included in the table below.
The table below summarizes our properties held-for-investment as of September 30, 2026 and December 31, 2025 (dollars in thousands):

	Depreciable Life	September 30, 2026	December 31, 2025
Property Segment
Land and land improvements	0 - 15 years	$849,978	$769,318
Buildings and building improvements	0 - 40 years	2,243,194	1,978,498
Construction in progress	N/A	150,211	138,069
Furniture & fixtures	3 - 5 years	1,456	1,451
Investing and Servicing Segment
Land and land improvements	0 - 15 years	11,916	16,567
Buildings and building improvements	3 - 33 years	46,152	49,719
Furniture & fixtures	1 - 5 years	2,344	2,328
Commercial and Residential Lending Segment
Land and land improvements	0 - 11 years	160,372	143,090
Buildings and building improvements	30 - 50 years	496,849	356,440
Construction in progress	N/A	228,495	245,794
Furniture & fixtures	5 - 7 years	12,323	2,003
Properties, cost		4,203,290	3,703,277
Less: accumulated depreciation		(333,967)	(254,625)
Properties, net		$3,869,323	$3,448,652

Commercial and Residential Lending Segment Property Portfolio

During the three months ended September 30, 2026, we recognized $32.2 million of property impairment losses within other loss, net in our condensed consolidated statements of operations on two multifamily properties previously acquired through loan foreclosure. Together, these properties have a carrying value of $122.7 million, net of the $32.2 million of property impairments. The fair values of these properties were estimated based on either a purchase and sale agreement executed shortly after quarter end or third-party bids.

In September 2026, we sold a 500 unit multifamily property in Dallas, Texas for $74.0 million. The property had been acquired through foreclosure in October 2024. Upon sale, we recognized a net loss of $10.8 million, which is included within (loss) gain on sale of investments and other assets, net in our condensed consolidated statements of operations for the three and nine months ended September 30, 2026.

In August 2026, we sold a 256 unit multifamily property in Phoenix, Arizona for $22.6 million. The property had been acquired through foreclosure in November 2024 and we recorded a $21.6 million impairment on the property in 2025. Upon sale, we recognized a net loss of $0.8 million, which is included within (loss) gain on sale of investments and other assets, net in our condensed consolidated statements of operations for the three and nine months ended September 30, 2026.

During the three and nine months ended September 30, 2026, we sold two and four units, respectively, in a residential conversion project in New York for $11.9 million and $23.4 million, respectively. The property had been acquired through foreclosure in April 2021. In connection with these sales, there was no gain or loss recognized in our condensed consolidated statements of operations.

In March 2026, we sold a multifamily property in Conyers, Georgia for $40.0 million. The property had been acquired through foreclosure in February 2025 and during that year we recorded a $4.0 million impairment on the property. Upon sale, we recognized a net gain of $0.3 million, which is included within (loss) gain on sale of investments and other assets, net in our condensed consolidated statement of operations for the nine months ended September 30, 2026. In connection therewith, we provided $32.0 million of three-year senior secured financing to the purchaser.

In May 2025, we sold a multifamily property for $54.5 million which did not qualify for sale accounting treatment under GAAP. In connection therewith, we provided $45.8 million of three-year senior secured financing to the purchaser, along with an up to $6.0 million unfunded commitment for future property improvements during the loan term. Such sale will be recognized under GAAP if and when collection of the financed amount becomes probable. In the meantime, the $52.6 million net carrying value of the property as of September 30, 2026 remains within properties on our condensed consolidated balance sheet and the initial down payment of $8.9 million and subsequent interest payments of $1.8 million received from the purchaser are recorded as a deposit liability within accounts payable, accrued expenses and other liabilities on our condensed consolidated balance sheet as of September 30, 2026.

In April 2025, we sold an office building in Texas for $60.0 million, which had been acquired via equity control of the related mezzanine borrower entity in May 2022. In 2023, we recorded a $30.1 million impairment on the property. Upon sale, we recognized a net gain of $4.1 million in our condensed consolidated statement of operations for the nine months ended September 30, 2025, representing: (i) forgiveness of debt totaling $23.5 million, which is reflected as (loss) gain on extinguishment of debt, offset by (ii) the excess of our carrying value over sales proceeds of $19.4 million, which is reflected within (loss) gain on sale of investments and other assets, net in our condensed consolidated statement of operations.
Investing and Servicing Segment Property Portfolio
In May 2026, we sold a hospitality asset in New York City for $13.1 million. The property had been acquired through foreclosure in June 2024 after our Investing and Servicing segment acquired the related loan as nonperforming in October 2021. In connection with this sale, we recognized a gain of $2.3 million within (loss) gain on sale of investments and other assets, net in our condensed consolidated statement of operations for the nine months ended September 30, 2026.

During the three and nine months ended September 30, 2026 and 2025, there were no other significant sales of property.

7. Investments of Consolidated Affordable Housing Fund
As discussed in Note 2, we established the Woodstar Fund effective November 5, 2021, an investment fund which holds our Woodstar multifamily affordable housing portfolios. The Woodstar Portfolios consist of the following:

Woodstar I Portfolio
As of September 30, 2026, the Woodstar I Portfolio was comprised of 31 affordable housing communities with 8,684 units concentrated primarily in the Tampa, Orlando and West Palm Beach metropolitan areas. We acquired 18 of the affordable housing communities in 2015 and another 14 communities in 2016. We sold one of those communities in December 2025. The Woodstar I Portfolio includes properties at fair value of $1.8 billion and debt at fair value of $1.1 billion as of September 30, 2026.
Woodstar II Portfolio
The Woodstar II Portfolio is comprised of 27 affordable housing communities with 6,109 units concentrated primarily in Central and South Florida. We acquired eight of the 27 affordable housing communities in 2017, with the final 19 communities acquired in 2018. The Woodstar II Portfolio includes properties at fair value of $1.4 billion and debt at fair value of $498.0 million as of September 30, 2026.
Income from the Woodstar Fund’s investments reflects the following components for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating distributions from affordable housing fund investments	$12,647	$15,928	$32,171	$42,931
Distributions from refinancings (1)	58,452	178,020	58,452	178,020
Unrealized change in fair value of investments attributable to refinancings (1)	(58,452)	(178,020)	(58,452)	(178,020)
Other unrealized change in fair value of investments (2)	10,413	(15,604)	8,282	(33,582)
Income from affordable housing fund investments	$23,060	$324	$40,453	$9,349
______________________________________________________________________________________________________________________
(1)Represents distributions of excess proceeds from the refinancings of maturing mortgage debt on certain Woodstar properties, which also affects the unrealized change in fair value of debt within the Woodstar Fund investments.
(2)The fair value of the Woodstar Fund’s investments are dependent upon the real estate and capital markets, which are cyclical in nature. Property and investment values are affected by, among other things, capitalization rates, the availability of capital, occupancy, rental rates and interest and inflation rates.

8. Investments in Unconsolidated Entities
The table below summarizes our investments in unconsolidated entities as of September 30, 2026 and December 31, 2025 (dollars in thousands):

	Participation / Ownership % (1)	Carrying value as of
		September 30, 2026	December 31, 2025
Equity method investments:
Equity interests in two natural gas power plants	10% - 12%	$62,704	$57,537
Equity interest in a retail center in Hawaii	25%	5,487	5,637
Investor entity which owns equity in an online real estate company	50%	5,226	5,142
Various	(2)	—	—
		73,417	68,316
Other equity investments:
Equity interest in a servicing and advisory business	2%	7,462	7,462
Equity interest in a data center business in Ireland	0.54%	7,672	7,672
Investment funds which own equity in a loan servicer and other real estate assets	4% - 6%	695	695
Various	3% - 15%	607	607
		16,436	16,436
		$89,853	$84,752
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
There were no differences between the carrying value of our equity method investments and the underlying equity in the net assets of the investees as of September 30, 2026.
During the three and nine months ended September 30, 2026, we did not become aware of (i) any observable price changes in our other equity investments accounted for under the fair value practicability election or (ii) any indicators of impairment.

9. Goodwill and Intangibles
Goodwill
Goodwill is tested for impairment annually in the fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
Infrastructure Lending Segment
The Infrastructure Lending Segment’s goodwill of $119.4 million at both September 30, 2026 and December 31, 2025 represents the excess of consideration transferred over the fair value of net assets acquired on September 19, 2018 and October 15, 2018. The goodwill recognized is attributable to value embedded in the acquired Infrastructure Lending Segment’s lending platform.
LNR Property LLC (“LNR”)
The Investing and Servicing Segment’s goodwill of $140.4 million at both September 30, 2026 and December 31, 2025 represents the excess of consideration transferred over the fair value of net assets of LNR acquired on April 19, 2013. The goodwill recognized is attributable to value embedded in LNR’s existing platform, which includes a network of commercial real estate asset managers, work-out specialists, underwriters and administrative support professionals as well as proprietary historical performance data on commercial real estate assets.
Intangible Assets
Servicing Rights Intangibles
In connection with the LNR acquisition, we identified domestic servicing rights that existed at the purchase date, based upon the expected future cash flows of the associated servicing contracts. As of September 30, 2026 and December 31, 2025, the balance of the domestic servicing intangible was net of $36.2 million and $37.3 million, respectively, which was eliminated in consolidation pursuant to ASC 810 against VIE assets in connection with our consolidation of securitization VIEs. Before VIE consolidation, as of September 30, 2026 and December 31, 2025, the domestic servicing intangible had a balance of $68.4 million and $65.5 million, respectively, which represents our economic interest in this asset.
Lease Intangibles
In connection with our acquisitions of commercial real estate, we recognized in-place lease intangible assets and favorable lease intangible assets or unfavorable lease liabilities associated with certain non-cancelable operating leases of the acquired properties.
The following table summarizes our intangible assets, which are comprised of servicing rights intangibles and lease intangibles, as of September 30, 2026 and December 31, 2025 (amounts in thousands):

	As of September 30, 2026			As of December 31, 2025
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Domestic servicing rights, at fair value	$32,171	$—	$32,171	$28,280	$—	$28,280
In-place lease intangible assets	415,464	(90,865)	324,599	399,387	(73,986)	325,401
Favorable lease intangible assets	95,550	(17,149)	78,401	95,943	(13,565)	82,378
Total net intangible assets	$543,185	$(108,014)	$435,171	$523,610	$(87,551)	$436,059
Memo: Unfavorable lease (liabilities) (1)	$(35,908)	$3,463	$(32,445)	$(35,460)	$2,778	$(32,682)
_____________________________________________________________________________________________________________________
(1)Unfavorable lease liabilities are classified within accounts payable, accrued expenses and other liabilities on our condensed consolidated balance sheets.

The following table summarizes the activity within intangible assets for the nine months ended September 30, 2026 (amounts in thousands):

	Domestic Servicing Rights	In-place Lease Intangible Assets	Favorable Lease Intangible Assets	Total Intangible Assets	Memo: Unfavorable Lease Liabilities
Balance as of January 1, 2026	$28,280	$325,401	$82,378	$436,059	$(32,682)
Acquisitions (1)	—	21,345	365	21,710	(1,546)
Amortization	—	(17,091)	(3,610)	(20,701)	1,783
Sales	—	(5,056)	(732)	(5,788)	—
Changes in fair value due to changes in inputs and assumptions	3,891	—	—	3,891	—
Balance as of September 30, 2026	$32,171	$324,599	$78,401	$435,171	$(32,445)
_________________________________________________________________
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
The following table sets forth the estimated aggregate amortization of our in-place lease intangible assets, favorable lease intangible assets and unfavorable lease liabilities for the next five years and thereafter (amounts in thousands):

	Asset Amortization	Liability Amortization
2026 (remainder of)	$6,993	$(606)
2027	27,890	(2,424)
2028	27,887	(2,423)
2029	27,853	(2,422)
2030	27,601	(2,422)
Thereafter	284,776	(22,148)
Total	$403,000	$(32,445)

10. Secured Borrowings
Secured Financing Agreements
The following table is a summary of our secured financing agreements in place as of September 30, 2026 and December 31, 2025 (dollars in thousands):

											Outstanding Balance at
	Current Maturity		Extended Maturity (a)		Weighted Average Coupon		Pledged Asset Carrying Value		Maximum Facility Size		September 30, 2026		December 31, 2025
Repurchase Agreements:
Commercial Loans	Oct 2026 to Aug 2032	(b)	Jun 2029 to Feb 2035	(b)	Index + 1.75%	(c)	$12,260,129		$13,722,234	(d)	$8,415,716		$6,048,734
Residential Loans	Jul 2027 to Jul 2028		Sep 2027 to Jul 2029		SOFR + 1.53%		2,201,161		3,025,000		2,024,543		1,929,400
Infrastructure Loans	Mar 2027 to Sep 2027		Mar 2027 to Sep 2029		SOFR + 1.90%		230,544		660,999		139,771		211,651
Conduit Loans	Feb 2028 to Jun 2028		Feb 2029 to Jun 2029		SOFR + 2.00%		34,623		375,000		27,563		—
CMBS/RMBS	Mar 2027 to Apr 2032	(e)	Mar 2027 to Oct 2032	(e)	(f)		1,138,212		895,387		689,547	(g)	700,307
Total Repurchase Agreements							15,864,669		18,678,620		11,297,140		8,890,092
Other Secured Financing:
Borrowing Base Facility	Oct 2027		Oct 2029		SOFR + 2.00%		96,660		1,250,000	(h)	6,000		2,000
Commercial Financing Facilities	Jan 2027 to Apr 2030		Jan 2027 to Feb 2035		Index + 1.90%		706,896		1,098,463	(i)	478,019		480,611
Infrastructure Financing Facilities	Jul 2028 to Sep 2030		Oct 2030 to Jul 2033		SOFR + 1.93%		673,552		1,300,000		556,786		515,004
Property Financing	Dec 2026 to Apr 2031	(j)	Dec 2026 to Apr 2031	(j)	SOFR + 2.18%		741,047		2,070,691		573,312	(j)	622,906
Term Loans and Revolver	Nov 2027 to Sep 2032		N/A		SOFR + 1.93%		N/A	(k)	2,726,723		2,526,723		2,270,180
Total Other Secured Financing							2,218,155		8,445,877		4,140,840		3,890,701
							$18,082,824		$27,124,497		15,437,980		12,780,793
Unamortized net discount											(14,338)		(19,084)
Unamortized deferred financing costs											(74,830)		(82,761)
											$15,348,812		$12,678,948
______________________________________________________________________________________________________________________
(a)Subject to certain conditions as defined in the respective facility agreement.
(b)For certain facilities, borrowings collateralized by loans existing at maturity may remain outstanding until such loan collateral matures, subject to certain specified conditions. In October 2026, we extended the current maturity of the facility due October 2026 to October 2027, with two additional one-year extension options. This facility had an outstanding balance of $305.0 million as of September 30, 2026.
(c)Certain facilities with an outstanding balance of $3.0 billion as of September 30, 2026 are indexed to EURIBOR, BBSY, SARON, SONIA and STIBOR. The remainder are indexed to SOFR.
(d)Certain facilities with an aggregate initial maximum facility size of $13.3 billion may be increased to $13.7 billion, subject to certain conditions. The $13.7 billion amount includes such upsizes.
(e)Certain facilities with an outstanding balance of $227.4 million as of September 30, 2026 carry a rolling 6 or 12-month term which may reset monthly or quarterly with the lender’s consent. These facilities carry no maximum facility size.
(f)Certain facilities with an outstanding balance of $330.5 million as of September 30, 2026 have a weighted average fixed annual interest rate of 4.05%. All other facilities are variable rate with a weighted average rate of SOFR + 1.50%.
(g)Includes: (i) $309.4 million outstanding on a repurchase facility that is not subject to margin calls; and (ii) $23.9 million outstanding on one of our repurchase facilities that represents the 49% pro rata share owed by a non-controlling partner in a consolidated joint venture (see Note 15).
(h)The maximum facility size as of September 30, 2026 of $615.0 million may be increased to $1.3 billion, subject to certain conditions. The $1.3 billion amount includes such upsize.
(i)Certain facilities with an aggregate initial maximum facility size of $998.5 million may be increased to $1.1 billion, subject to certain conditions. The $1.1 billion amount includes such upsizes.
(j)Of the total balance, $105.2 million relates to Fundamental, of which $86.9 million is on a warehouse facility currently maturing in December 2026 for which we are negotiating an extension.
(k)These facilities are secured by the equity interests in certain of our subsidiaries which totaled $7.5 billion as of September 30, 2026.

In the normal course of business, the Company is in discussions with its lenders to extend, amend or replace any financing facilities which contain near term expirations. See related discussion below.
Commercial and Residential Lending Segment
In July 2026, we amended a credit facility, increasing the maximum facility size by $1.2 billion to $3.0 billion, in part to finance the redemptions of our STWD 2021-FL2 and STWD 2022-FL3 CLOs discussed below under Securitized Financing.
In addition, during the nine months ended September 30, 2026, we amended several other credit facilities resulting in an aggregate net upsize of $435.0 million and extended the weighted average maturity on these facilities by 1.2 years to 2.0 years.
Infrastructure Lending Segment
In September 2026, we amended a credit facility, increasing the maximum facility size by $125.0 million to $500.0 million, reducing the spread by 15 bps and extending the maturity date from August 2028 to September 2030.
Property Segment
In July 2026, we amended a $600.0 million revolving warehouse credit facility to finance Fundamental’s net lease property acquisitions, reducing the spread by 60 bps.
In April 2026, we entered into a new revolving warehouse credit facility to finance Fundamental’s net lease property acquisitions. The facility totals $1.0 billion, of which $500.0 million is committed and $500.0 million is uncommitted. It has a five-year term and an advance rate of up to 70%.
Corporate
In May 2026, we amended our $696.5 million term loan facility due September 2032, increasing the facility size by $275.0 million to $971.5 million ($966.6 million outstanding as of September 30, 2026), and reducing the spread by 25 bps from SOFR + 2.25% to SOFR + 2.00%.
Our secured financing agreements contain certain financial tests and covenants. As of September 30, 2026, we were in compliance with all such covenants.
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
For the three and nine months ended September 30, 2026, approximately $9.3 million and $27.7 million, respectively, of amortization of deferred financing costs from secured financing agreements was included in interest expense on our condensed consolidated statements of operations. For the three and nine months ended September 30, 2025, approximately $9.1 million and $26.7 million, respectively, of amortization of deferred financing costs from secured financing agreements was included in interest expense on our condensed consolidated statements of operations.

As of September 30, 2026, JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A. and Morgan Stanley Bank, N.A. held collateral sold under certain of our repurchase agreements with carrying values that exceeded the respective repurchase obligations by $1.2 billion, $702.5 million and $690.8 million, respectively. The weighted average extended maturity of those repurchase agreements is 3.9 years, 8.0 years and 3.8 years, respectively.

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
During the nine months ended September 30, 2026, our CLO and SASB activity was as follows:
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
Asset-backed Securitizations
Fundamental utilizes ABS financing in the form of net-lease mortgage notes issued under a master trust by wholly-owned consolidated special purpose vehicles (“SPVs”). Each ABS note series requires monthly principal and interest payments with a balloon payment due at maturity. In connection with the ABS notes, Fundamental is subject to various restrictive financial and nonfinancial covenants, which, among other things, require certain minimum debt service coverage ratios. Fundamental was in compliance with all such covenants as of September 30, 2026.
During the nine months ended September 30, 2026, ABS activity was as follows:
Property Segment
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
The transactions above reduced the weighted average cost of funds on the aggregate ABS financing on the master trust from 5.73% to 5.33%.
The CLOs, SASB and ABS SPVs are considered VIEs, for which we are deemed the primary beneficiary and therefore consolidate. Refer to Note 15 for further discussion.

The following table is a summary of our securitized financing as of September 30, 2026 and December 31, 2025 (amounts in thousands):

September 30, 2026	Count	Face Amount	Carrying Value	Weighted Average Rate		Maturity
STWD 2025-FL4
Collateral assets	29	$1,103,850	$1,108,146	SOFR + 3.09%	(a)	November 2029	(b)
Financing	1	968,628	962,590	SOFR + 1.85%	(c)	December 2042	(d)
STWD 2021-HTS
Collateral assets	1	34,620	34,783	SOFR + 3.97%	(a)	N/A	(e)
Financing	1	14,711	14,711	SOFR + 3.65%	(c)	N/A	(e)
Starwood 2026-SIF7
Collateral assets	34	562,343	610,939	SOFR + 3.57%	(a)	October 2031	(b)
Financing	1	496,200	493,549	SOFR + 1.91%	(c)	January 2038	(d)
Starwood 2025-SIF6
Collateral assets	35	489,390	509,541	SOFR + 3.68%	(a)	February 2032	(b)
Financing	1	413,500	411,374	SOFR + 1.91%	(c)	October 2037	(d)
Starwood 2025-SIF5
Collateral assets	34	484,573	508,914	SOFR + 3.55%	(a)	November 2031	(b)
Financing	1	413,500	411,579	SOFR + 1.94%	(c)	April 2037	(d)
Starwood 2024-SIF4
Collateral assets	33	557,357	610,848	SOFR + 3.53%	(a)	September 2031	(b)
Financing	1	496,200	494,448	SOFR + 2.10%	(c)	October 2036	(d)
Subtotal - CLOs and SASB
Collateral assets		3,232,133	3,383,171
Financing		2,802,739	2,788,251

ABS Financing
Collateral assets	490	N/A	2,403,105	N/A		N/A
ABS Master Series	5	1,729,265	1,712,535	5.33%	(f)	Oct 2028 to Mar 2033

Total Securitized Financing
Collateral assets		$3,232,133	$5,786,276
Financing		$4,532,004	$4,500,786

December 31, 2025	Count	Face Amount	Carrying Value	Weighted Average Rate		Maturity
STWD 2025-FL4
Collateral assets	21	$1,049,200	$1,108,352	SOFR + 3.19%	(a)	July 2029	(b)
Financing	1	968,628	961,078	SOFR + 1.85%	(c)	December 2042	(d)
STWD 2022-FL3
Collateral assets	23	662,525	668,530	SOFR + 2.99%	(a)	April 2027	(b)
Financing	1	505,973	505,973	SOFR + 1.82%	(c)	November 2038	(d)
STWD 2021-HTS
Collateral assets	1	102,602	103,101	SOFR + 3.97%	(a)	N/A	(e)
Financing	1	82,693	82,693	SOFR + 3.80%	(c)	N/A	(e)
STWD 2021-FL2
Collateral assets	18	886,773	896,979	SOFR + 3.22%	(a)	December 2026	(b)
Financing	1	674,494	674,494	SOFR + 1.77%	(c)	April 2038	(d)
Starwood 2025-SIF6
Collateral assets	27	487,404	503,199	SOFR + 3.75%	(a)	July 2031	(b)
Financing	1	413,500	410,792	SOFR + 1.91%	(c)	October 2037	(d)
Starwood 2025-SIF5
Collateral assets	29	444,427	510,441	SOFR + 3.64%	(a)	February 2031	(b)
Financing	1	413,500	410,945	SOFR + 1.94%	(c)	April 2037	(d)
Starwood 2024-SIF4
Collateral assets	27	551,333	612,505	SOFR + 3.69%	(a)	March 2031	(b)
Financing	1	496,200	493,800	SOFR + 2.10%	(c)	October 2036	(d)
STWD 2024-SIF3
Collateral assets	27	354,210	408,594	SOFR + 3.78%	(a)	November 2030	(b)
Financing	1	330,000	330,000	SOFR + 2.41%	(c)	April 2036	(d)
Subtotal - CLOs and SASB
Collateral assets		4,538,474	4,811,701
Financing		3,884,988	3,869,775

ABS Financing
Collateral assets	433	N/A	1,927,934	N/A		N/A
ABS Master Series	4	1,268,328	1,261,678	5.73%	(g)	Mar 2028 to Oct 2032

Total Securitized Financing
Collateral assets		$4,538,474	$6,739,635
Financing		$5,153,316	$5,131,453
______________________________________________________________________________________________________________________________
(a)Represents the weighted-average coupon earned on variable rate loans during the respective year-to-date period and excludes loans for which interest income is not recognized. Of the investments financed by the Starwood 2026-SIF7, Starwood 2025-SIF5 and Starwood 2024-SIF4 CLOs as of September 30, 2026, 3%, 5% and 5%, respectively, earned fixed-rate weighted average interest of 7.33%. Of the investments financed by the Starwood 2025-SIF6 CLO as of September 30, 2026, 5% earned fixed-rate weighted average interest of 7.26%.
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
(e)The underlying loan is in maturity default. However, the borrower has continued to make current interest payments. The borrower is continuing to effectuate their plan of liquidating the underlying assets, with the remaining balance expected to be repaid in full by early 2027.
(f)Includes as of September 30, 2026: (i) $320.8 million outstanding under ABS Series 2026-2 with a weighted average fixed rate of 5.47%; (ii) $465.8 million outstanding under ABS Series 2026-1 with a weighted average fixed rate of 5.06%; (iii) $390.2 million outstanding under ABS Series 2025-1 with a weighted average fixed rate of 5.25%; (iv) $239.9 million outstanding under ABS Series 2024-1 with a weighted average fixed rate of 5.03% and (v) $312.6 million outstanding under ABS Series 2023-2 with a weighted average fixed rate of 5.89%.
(g)Includes as of December 31, 2025: (i) $390.9 million outstanding under ABS Series 2025-1 with a weighted average fixed rate of 5.26%; (ii) $240.3 million outstanding under ABS Series 2024-1 with a weighted average fixed rate of

5.03%; (iii) $313.2 million outstanding under ABS Series 2023-2 with a weighted average fixed rate of 5.89% and (iv) $323.9 million outstanding under ABS Series 2023-1 with a weighted average fixed rate of 6.65%.
We incurred issuance costs in connection with our securitized financing, which is amortized on an effective yield basis over the estimated life of the debt. For the three and nine months ended September 30, 2026, approximately $2.2 million and $5.8 million, respectively, of amortization of deferred financing costs was included in interest expense on our condensed consolidated statements of operations. For the three and nine months ended September 30, 2025, approximately $0.8 million and $3.1 million, respectively, of amortization of deferred financing costs was included in interest expense on our condensed consolidated statements of operations. As of September 30, 2026 and December 31, 2025, our unamortized issuance costs were $30.9 million and $21.6 million, respectively.
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

	Repurchase Agreements	Other Secured Financing	Securitized Financing (a)	Total
2026 (remainder of) (b)	$403,603	$112,559	$9,159	$525,321
2027	1,385,176	921,325	178,578	2,485,079
2028	2,721,621	191,728	193,931	3,107,280
2029	2,035,620	557,461	445,614	3,038,695
2030	4,138,056	1,159,835	959,471	6,257,362
Thereafter	613,065	1,197,932	2,745,251	4,556,248
Total	$11,297,141	$4,140,840	$4,532,004	$19,969,985
______________________________________________________________________________________________________________________
(a)For the CLOs, the above does not assume utilization of their reinvestment features. The SASB and ABS financings do not have reinvestment features.
(b)Includes $173.9 million related to financing agreements or underlying collateral currently being modified and $209.0 million related to collateral expected to repay.

11. Unsecured Senior Notes
The following table is a summary of our unsecured senior notes outstanding as of September 30, 2026 and December 31, 2025 (dollars in thousands):

	Coupon Rate	Swapped Rate (1)	Effective Rate (2)	Maturity Date	Remaining Period of Amortization	Carrying Value at
						September 30, 2026	December 31, 2025
2027 Convertible Notes	6.75%	N/A	7.38%	7/15/2027	0.8 years	380,750	380,750
2026 Senior Notes	3.63%	N/A	3.77%	7/15/2026	N/A	—	400,000
2027 Senior Notes	4.38%	SOFR + 2.95%	4.49%	1/15/2027	N/A	—	500,000
2028 Senior Notes	5.25%	SOFR + 1.88%	5.49%	10/15/2028	2.0 years	500,000	500,000
April 2029 Senior Notes	7.25%	SOFR + 3.25%	7.37%	4/1/2029	2.5 years	600,000	600,000
August 2029 Senior Notes	5.88%	N/A	6.11%	8/15/2029	2.9 years	500,000	—
April 2030 Senior Notes	6.00%	SOFR + 2.70%	6.14%	4/15/2030	3.5 years	400,000	400,000
July 2030 Senior Notes	6.50%	SOFR + 2.55%	6.64%	7/1/2030	3.8 years	500,000	500,000
October 2030 Senior Notes	6.50%	SOFR + 2.61%	6.64%	10/15/2030	4.0 years	500,000	500,000
January 2031 Senior Notes	5.75%	SOFR + 2.24%	5.90%	1/15/2031	4.3 years	550,000	550,000
June 2031 Senior Notes	6.13%	SOFR + 2.22%	6.28%	6/1/2031	4.7 years	600,000	—
Total principal amount						4,530,750	4,330,750
Unamortized discount—Convertible Notes						(2,193)	(4,063)
Unamortized discount—Senior Notes						(20,280)	(17,206)
Unamortized deferred financing costs						(26,997)	(25,645)
Total carrying amount						$4,481,280	$4,283,836
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
Our unsecured senior notes contain certain financial tests and covenants. As of September 30, 2026, we were in compliance with all such covenants.
Senior Notes Due 2026
In July 2021, we issued $400.0 million of 3.625% Senior Notes due 2026 (the “2026 Senior Notes”). The entire $400.0 million principal balance of the 2026 Senior Notes was repaid at maturity on July 15, 2026 with proceeds received from the Senior Notes due June 2031 issued on May 26, 2026, as discussed below.
Senior Notes Due 2027
In January 2022, we issued $500.0 million of 4.375% Senior Notes due 2027 (the “2027 Senior Notes”). On July 16, 2026, we early redeemed the entire $500.0 million principal balance of the 2027 Senior Notes due January 15, 2027 with proceeds received from the Senior Notes due August 2029 issued on July 10, 2026, as discussed below. In connection with the redemption, we paid $6.3 million to unwind the related interest rate swap.
Senior Notes Due August 2029
On July 10, 2026, we issued $500.0 million of 5.875% Senior Notes due August 2029 (the “August 2029 Senior Notes”). The August 2029 Senior Notes mature on August 15, 2029. Prior to May 15, 2029, we may redeem some or all of the August 2029 Senior Notes at a price equal to 100% of the principal amount thereof, plus the applicable “make-whole” premium as of the applicable date of redemption. On and after May 15, 2029, we may redeem some or all of the August 2029 Senior Notes at a price equal to 100% of the principal amount thereof. In addition, prior to May 15, 2029, we may redeem up to 40% of the August 2029 Senior Notes at the applicable redemption price using the proceeds of certain equity offerings.

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
We recognized interest expense from our Convertible Notes of $7.1 million and $21.3 million, respectively, during the three and nine months ended September 30, 2026. We recognized interest expense from our Convertible Notes of $7.1 million and $21.2 million, respectively, during the three and nine months ended September 30, 2025.
The following table details the conversion attributes of our Convertible Notes outstanding as of September 30, 2026 (amounts in thousands, except rates):

	September 30, 2026
	Conversion	Conversion
	Rate (1)	Price (2)
2027 Convertible Notes	48.1783	$20.76

(1)    The conversion rate represents the number of shares of common stock issuable per $1,000 principal amount of 2027
Convertible Notes converted, as adjusted in accordance with the indenture governing the 2027 Convertible Notes
(including the applicable supplemental indenture).

(2)    As of September 30, 2026, the market price of the Company’s common stock was $13.50.

The if-converted value of the 2027 Convertible Notes was less than their principal amount by $133.2 million at September 30, 2026 as the closing market price of the Company’s common stock of $13.50 was less than the implicit conversion price of $20.76 per share. The if-converted value of the principal amount of the 2027 Convertible Notes was $247.6 million as of September 30, 2026. As of September 30, 2026, the net carrying amount and fair value of the 2027 Convertible Notes was $378.4 million and $387.2 million, respectively.

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
In certain instances, we retain an interest in the CMBS or RMBS VIE and serve as special servicer or servicing administrator for the VIE. In these circumstances, we generally consolidate the VIE into which the loans were sold. The securitizations are subject to optional redemption after a certain period of time or when the pool balance falls below a specified threshold. During the nine months ended September 30, 2026, we exercised the optional redemption on one of our consolidated residential securitizations and transferred $232.7 million of loans and other assets from that VIE by redeeming $82.1 million of our existing RMBS holdings and $150.6 million of RMBS certificates held by third parties, which is reflected as repayment of debt of consolidated VIEs in our condensed consolidated statement of cash flows. The transferred loans were reclassified from VIE assets to loans held-for-investment on our condensed consolidated balance sheet and continue to be carried under the fair value option. There were no such redemptions during the three months ended September 30, 2026 and the three and nine months ended September 30, 2025.
The following summarizes the face amount and proceeds of commercial loans securitized for the three and nine months ended September 30, 2026 and 2025 (amounts in thousands):

	Commercial Loans
	Face Amount	Proceeds
For the Three Months Ended September 30,
2026	$36,283	$37,045
2025	140,147	144,378
For the Nine Months Ended September 30,
2026	$465,451	$480,381
2025	843,121	868,954
There were no residential loans securitized during the three and nine months ended September 30, 2026 and 2025.
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

During the three and nine months ended September 30, 2026, we sold a $94.7 million senior interest in a first mortgage loan that was originated in the quarter for proceeds of $93.7 million to an affiliate of our Manager, recognizing no material gain or loss (see Note 16 for further discussion). During the nine months ended September 30, 2025, we sold a $231.7 million senior interest in a first mortgage loan for proceeds of $229.9 million, recognizing a loss of $0.4 million.

Investing and Servicing Loan Sales

During the three months ended September 30, 2026, the Investing and Servicing Segment sold a loan outside of securitizations with a face amount of $174.0 million at par. During the nine months ended September 30, 2026, the Investing and Servicing Segment sold loans outside of securitization with a face amount of $251.9 million for proceeds of $254.6 million. During the three months ended September 30, 2025, the Investing and Servicing Segment sold a loan outside of securitizations with a face amount of $24.5 million for proceeds of $24.9 million. During the nine months ended September 30, 2025, the Investing and Servicing Segment sold loans outside of securitizations with a face amount of $42.5 million for proceeds of $43.5 million. The sale of these loans in each case does not result in a discrete gain or loss since they are carried under the fair value option.
Infrastructure Loan Sales
During the three and nine months ended September 30, 2026 and 2025, there were no sales of loans by the Infrastructure Lending Segment.

13. Derivatives and Hedging Activity
Risk Management Objective of Using Derivatives
We are exposed to certain risks arising from both our business operations and economic conditions. Refer to Note 14 to the consolidated financial statements included in our Form 10-K for further discussion of our risk management objectives and policies.
Designated Hedges
The Company does not generally elect to apply the hedge accounting designation to its hedging instruments. As of September 30, 2026 and December 31, 2025, the Company did not have any designated hedges.
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
The following table summarizes our non-designated derivatives as of September 30, 2026 (notional amounts in thousands):

Type of Derivative	Number of Contracts	Aggregate Notional Amount	Notional Currency	Maturity
Fx contracts – Buy Euros (“EUR”)	4	42,486	EUR	October 2026 - September 2027
Fx contracts – Buy Pounds Sterling (“GBP”)	8	3,708	GBP	October 2026 - October 2028
Fx contracts – Buy Australian dollar (“AUD”)	3	404,468	AUD	October 2026 - October 2029
Fx contracts – Buy Swedish Kronas (“SEK”)	1	1,441	SEK	November 2028
Fx contracts – Sell EUR	216	468,971	EUR	October 2026 - December 2030
Fx contracts – Sell GBP	214	372,200	GBP	October 2026 - February 2030
Fx contracts – Sell AUD	50	1,215,610	AUD	October 2026 - May 2030
Fx contracts – Sell Swiss Franc (“CHF”)	3	11,043	CHF	November 2026 - May 2027
Fx contracts – Sell SEK	29	349,800	SEK	November 2026 - February 2029
Interest rate swaps – Paying fixed rates	24	1,680,510	USD	November 2026 - September 2035
Interest rate swaps – Receiving fixed rates	8	3,413,380	USD	October 2028 - June 2031
Interest rate futures	6	51,000	USD	November 2026
Interest rate caps	2	469,500	USD	May 2027 - June 2030
Credit instruments	2	60,000	USD	December 2030 - July 2031
Total	570

The above table excludes certain interest rate derivatives which serve as an economic hedge related to our residential loan portfolio. In 2024, we entered into a series of derivative transactions related to this loan portfolio in an effort to extend hedge duration. The current high interest rate environment has caused these loans to experience lower prepayment speeds than was originally anticipated at the time of their origination. In order to minimize volatility in future earnings and cash flows while minimizing the current cash outflow, we: (i) entered into a series of reverse swap trades to offset approximately 100% of the dollar duration of our existing interest rate swaps through the end of 2024 and approximately 80% between 2025 through their termination in the second quarter of 2027; and (ii) entered into a forward starting swap from June 2027 for four years which pays fixed and receives floating in order to replace the swaps reversed. Given the volume of these hedges and their sequential nature, the notional value of these new swaps is not representative of the notional value of our portfolio, and they were thus excluded from the table above. The notional value of the swaps described in (i) above that were effective and included as of September 30, 2026 totaled $1.6 billion.The notional value of the swaps described in (i) above that were not yet effective and not included as of September 30, 2026 totaled $295.0 million. Because the reverse swaps and the forward starting swap are not specifically designated to assets or liabilities, changes in their respective fair values are recorded currently in earnings. The above table also excludes $2.4 billion notional amount of certain other interest rate swaps we entered into prior to September 30, 2026, but that were not yet effective.

Derivative Investment

In May 2026, we entered into a bespoke credit default swap (the “CDS”) with a financial institution under which we provide credit protection on certain obligations of an infrastructure security. The CDS has an initial notional amount of $60.0 million, expires in November 2032, and provides that we receive a fixed premium of 2.50% per annum on the outstanding notional amount. Upon the occurrence of specified credit events, we may be required to purchase certain of those credit-protected obligations through physical settlement. The CDS also contains customary collateral posting requirements and permits the counterparty to terminate all or a portion of the contract in or after November 2026, subject to payment of an early unwind amount under certain circumstances. Consistent with our other derivative instruments, the CDS is carried at fair value which, as of September 30, 2026, was nominal. As of September 30, 2026, we had posted $12.0 million of cash collateral under the CDS, which earns us interest at SOFR. Such collateral is split evenly between an account classified within restricted cash and a counter-party held account classified within other assets on our condensed consolidated balance sheet.

The table below presents the fair value of our derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025 (amounts in thousands):

	Fair Value of Derivatives in an Asset Position (1) as of		Fair Value of Derivatives in a Liability Position (2) as of
	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Interest rate contracts	$83,438	$18,657	$69,582	$10,060
Foreign exchange contracts	27,012	26,770	54,250	72,351
Credit instruments	747	386	784	1,572
Total derivatives	$111,197	$45,813	$124,616	$83,983
___________________________________________________
(1)Classified as derivative assets in our condensed consolidated balance sheets.
(2)Classified as derivative liabilities in our condensed consolidated balance sheets.
The table below presents the effect of our derivative financial instruments on the condensed consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025 (amounts in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income for the Three Months Ended September 30,		Amount of Gain (Loss) Recognized in Income for the Nine Months Ended September 30,
		2026	2025	2026	2025
Interest rate contracts	Gain (loss) on derivative financial instruments, net	$17,534	$(12,302)	$10,898	$(24,973)
Foreign exchange contracts	Gain (loss) on derivative financial instruments, net	(1,356)	18,316	(41)	(109,301)
Credit instruments	Gain (loss) on derivative financial instruments, net	248	(200)	82	(897)
		$16,426	$5,814	$10,939	$(135,171)

14. Offsetting Assets and Liabilities
The following tables present the potential effects of netting arrangements on our financial position for financial assets and liabilities within the scope of ASC 210-20, Balance Sheet—Offsetting, which for us are derivative assets and liabilities as well as repurchase agreement liabilities (amounts in thousands):

		(ii) Gross Amounts Offset in the Statement of Financial Position	(iii) = (i) - (ii) Net Amounts Presented in the Statement of Financial Position	(iv) Gross Amounts Not Offset in the Statement of Financial Position
	(i) Gross Amounts Recognized			Financial Instruments	Cash Collateral Received / Pledged	(v) = (iii) - (iv) Net Amount
As of September 30, 2026
Derivative assets	$111,197	$—	$111,197	$25,792	$—	$85,405
Derivative liabilities	$124,616	$—	$124,616	$25,792	$98,824	$—
Repurchase agreements	11,297,140	—	11,297,140	11,297,140	—	—
	$11,421,756	$—	$11,421,756	$11,322,932	$98,824	$—
As of December 31, 2025
Derivative assets	$45,813	$—	$45,813	$33,709	$—	$12,104
Derivative liabilities	$83,983	$—	$83,983	$33,709	$50,274	$—
Repurchase agreements	8,890,092	—	8,890,092	8,890,092	—	—
	$8,974,075	$—	$8,974,075	$8,923,801	$50,274	$—

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
The following table details the assets and liabilities of our consolidated securitized financing VIEs as of September 30, 2026 and December 31, 2025 (amounts in thousands):

	September 30, 2026	December 31, 2025
Assets:
Cash and cash equivalents	$144,621	$251,137
Loans held-for-investment	3,133,363	4,536,127
Investment securities	94,751	—
Properties, net	2,020,643	1,570,531
Intangible assets, net	348,796	333,263
Accrued interest receivable	7,879	14,178
Other assets	36,223	34,399
Total Assets	$5,786,276	$6,739,635
Liabilities
Accounts payable, accrued expenses and other liabilities	$81,569	$79,854
Securitized financing, net	4,500,786	5,131,453
Total Liabilities	$4,582,355	$5,211,307
Assets held by the securitized financing VIEs are restricted and can be used only to settle obligations of those VIEs, including the subordinate interests owned by us. The liabilities of those VIEs are non-recourse to us and can only be satisfied from the assets of the VIEs.
We also hold controlling interests in other non-securitization entities that are considered VIEs. The Woodstar Fund, Woodstar Feeder Fund, L.P. and one of the Woodstar Fund’s indirect investees, SPT Dolphin Intermediate LLC (“SPT Dolphin”), the entity which holds the Woodstar II Portfolio, are each VIEs because the third party interest holders do not carry kick-out rights or substantive participating rights. We were deemed to be the primary beneficiary of those VIEs because we possess both the power to direct the activities of the VIEs that most significantly impact their economic performance and a significant economic interest in each entity. The Woodstar Fund had total assets of $1.7 billion, including its indirect investment in SPT Dolphin, and no significant liabilities as of September 30, 2026. As of September 30, 2026, Woodstar Feeder Fund, L.P. and its consolidated subsidiary which is also considered a VIE, Woodstar Feeder REIT, LLC, had a $0.5 billion investment in the Woodstar Fund, had insignificant liabilities and had temporary equity of $0.4 billion consisting of the contingently redeemable non-controlling interests of the third party investors (see Note 17).
We also hold a 51% controlling interest in a joint venture (the “CMBS JV”) within our Investing and Servicing Segment, which is considered a VIE because the third party interest holder does not carry kick-out rights or substantive participating rights. We are deemed the primary beneficiary of the CMBS JV. This VIE had total assets of $207.3 million and liabilities of $49.6 million as of September 30, 2026. Refer to Note 17 for further discussion.
In addition to the above non-securitization entities, we have smaller VIEs with total assets of $89.3 million and insignificant liabilities as of September 30, 2026.
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
As noted above, we are not obligated to provide, nor have we provided, any financial support for any of our securitization VIEs, whether or not we are deemed to be the primary beneficiary. As such, the risk associated with our involvement in these VIEs is limited to the carrying value of our investment in the entity. As of September 30, 2026, our maximum risk of loss related to securitization VIEs in which we were not the primary beneficiary was $36.1 million on a fair value basis.
As of September 30, 2026, the securitization VIEs which we do not consolidate had debt obligations to beneficial interest holders with unpaid principal balances, excluding the notional value of interest-only securities, of $5.1 billion. The corresponding assets are comprised primarily of commercial mortgage loans with unpaid principal balances corresponding to the amounts of the outstanding debt obligations.
We also hold passive non-controlling interests in certain unconsolidated entities that are considered VIEs. We are not the primary beneficiaries of these VIEs as we do not possess the power to direct the activities of the VIEs that most significantly impact their economic performance and therefore report our interests, which totaled $6.2 million as of September 30, 2026, within investments in unconsolidated entities on our condensed consolidated balance sheet. Our maximum risk of loss is limited to our carrying value of the investments.
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
Base Management Fee. For the three months ended September 30, 2026 and 2025, approximately $24.5 million and $25.1 million, respectively, was incurred for base management fees. For the nine months ended September 30, 2026 and 2025, approximately $74.6 million and $71.9 million, respectively, was incurred for base management fees. As of September 30, 2026 and December 31, 2025, there were $24.5 million and $25.3 million, respectively, of unpaid base management fees included in related-party payable in our condensed consolidated balance sheets.

Incentive Fee. There were no incentive fees incurred during the three months ended September 30, 2026 and 2025. For the nine months ended September 30, 2026 and 2025, approximately $5.6 million and $10.2 million, respectively, was incurred for incentive fees. As of December 31, 2025, there were $3.5 million of unpaid incentive fees included in related-party payable in our condensed consolidated balance sheets. There were no unpaid incentive fees as of September 30, 2026.
Expense Reimbursement. For the three months ended September 30, 2026 and 2025, approximately $1.4 million and $1.3 million, respectively, was incurred for executive compensation and other reimbursable expenses and recognized within general and administrative expenses in our condensed consolidated statements of operations. For the nine months ended September 30, 2026 and 2025, approximately $5.0 million and $4.4 million, respectively, was incurred for executive compensation and other reimbursable expenses. As of September 30, 2026 and December 31, 2025, there were $3.0 million and $2.8 million, respectively, of unpaid reimbursable executive compensation and other expenses included in related-party payable in our condensed consolidated balance sheets.
Equity Awards. In certain instances, we issue RSAs to certain employees of affiliates of our Manager who perform services for us. These RSAs generally vest over a three-year period. There were no RSAs granted during the three months ended September 30, 2026 and 2025. During the nine months ended September 30, 2026 and 2025, we granted 185,420 and 416,780 RSAs, respectively, at grant date fair values of $3.3 million and $8.4 million, respectively. Expenses related to the vesting of awards to employees of affiliates of our Manager were $2.2 million and $2.4 million during the three months ended September 30, 2026 and 2025, respectively, and $6.6 million and $7.3 million during the nine months ended September 30, 2026 and 2025, respectively, which are reflected in general and administrative expenses in our condensed consolidated statements of operations. Compensation expense related to the ESPP (refer to Note 17) for employees of affiliates of our Manager was not material during the three and nine months ended September 30, 2026 and 2025, and is reflected in general and administrative expenses in our condensed consolidated statements of operations.
Manager Equity Plan
In April 2022, the Company’s shareholders approved the Starwood Property Trust, Inc. 2022 Manager Equity Plan (the “2022 Manager Equity Plan”) which replaced the Starwood Property Trust, Inc. 2017 Manager Equity Plan. In March 2026, we granted 670,000 RSUs to our Manager under the 2022 Manager Equity Plan. In March 2025, we granted 1,350,000 RSUs to our Manager under the 2022 Manager Equity Plan. In March 2024, we granted 1,300,000 RSUs to our Manager under the 2022 Manager Equity Plan. In November 2022, we granted 1,500,000 RSUs to our Manager under the 2022 Manager Equity Plan. In connection with these grants and prior similar grants, we recognized share-based compensation expense of $5.4 million and $7.0 million within management fees in our condensed consolidated statements of operations for the three months ended September 30, 2026 and 2025, respectively. For the nine months ended September 30, 2026 and 2025, we recognized share-based compensation expense of $16.3 million and $21.2 million, respectively, related to these awards. Refer to Note 17 for further discussion.
Investments in Loans and Securities
The following eleven related-party loan transactions were each approved by our board of directors, with those affiliated with the respective transaction recusing themselves.
In July 2026, we originated a $587.9 million first mortgage loan secured by an industrial storage portfolio located in various U.S. states, of which we funded $558.5 million. In August 2026, we sold $94.7 million of our funded balance to an affiliate of our Manager at a price equal to our cost basis of $93.7 million, which was net of origination fees and prepaid interest (see Note 12).

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

•In March 2026, we co-originated 24.5% of a $653.0 million first mortgage loan. Of our $160.0 million share of the total loan commitment, $35.0 million has been funded and is outstanding as of September 30, 2026. The loan has an initial term of four-years with two one-year extension options (subject to certain conditions) and initially bears interest at SOFR plus 2.70%. This pricing was negotiated in a competitive bid process with a third party who is retaining a 51% interest in the loan, with a related party holding the remaining 24.5% interest in the loan.
•In June 2025, we co-originated 49% of a $587.1 million first mortgage loan. Of our $287.7 million share of the total loan commitment, $79.7 million has been funded and is outstanding as of September 30, 2026. The loan has an initial term of four-years with two one-year extension options (subject to certain conditions) and initially bears interest at SOFR plus 3.00%. This pricing was negotiated in a competitive bid process with a third party who is retaining the remaining 51% interest in the loan.
•In May 2025, we co-originated one-third of a $638.5 million first mortgage loan. Of our $212.8 million share of the total loan commitment, $157.7 million has been funded and is outstanding as of September 30, 2026. The loan has a five-year term and initially bears interest at SOFR (floor of 2.00%) plus 2.50%. This pricing was negotiated in a competitive bid process with other third parties who are retaining the remaining two-thirds interest in the loan. An affiliate of our Manager is general partner of, and holds a 92.5% limited partnership interest in, the borrower.

In January 2025, we co-originated 49% of a $388.4 million first mortgage loan for the construction of a luxury 81 unit condominium project in Miami Beach, Florida. Of our $190.3 million share of the total loan commitment, $90.5 million has been funded and is outstanding as of September 30, 2026. The loan has an initial term of four years with a one-year extension option (subject to certain conditions) and bears interest at SOFR (floor of 3.00%) plus 4.25%. This pricing was negotiated in a competitive bid process with a third party who is retaining the remaining 51% interest in the loan. An affiliate of our Manager is general partner of, and holds a 90% limited partnership interest in, the borrower. Because of the affiliated interest, we lack certain consent rights under the co-lender agreement.

In December 2024, we modified a loan that was originated in March 2022 for the development and recapitalization of a portfolio of luxury rental cabins. Our CEO, through an affiliate of Starwood Capital Group, controls a majority of the voting seats on the borrower’s board. In connection with a new $25.0 million investment in the borrower by a major hotel brand, we granted: (i) a 24-month term extension with a one-year extension option subject to certain conditions and with an extension fee due at maturity, (ii) a 2.25% reduction in the interest rate to SOFR + 4.25%, and (iii) deferral of half of the remaining interest payments until maturity in December 2026, with such deferral compounding interest. Previous modifications to the loan were as follows: (i) in July 2023, we agreed to a 10-month 300 bps partial interest payment deferral, which in January 2024 was extended to December 2024; and (ii) in June 2024, we deferred all remaining interest payments due under the loan and formally extended its initial maturity until December 2024. In connection with these modifications, we retained all previous exit and extension fees, which are due at the amended maturity date. The loan had an original commitment of $200.0 million, of which $147.5 million was outstanding as of September 30, 2026.
In December 2024, we sold participating interests in four commercial loans to a private investment fund for which an affiliate of our Manager is the general partner. The participating interests were sold at par for $40.1 million, along with $15.9 million of future funding commitments. Under a separate arrangement, we are entitled to receive all fees and carried interest distributions with respect to these loan participations from the general partner. During the three months ended September 30, 2026 and 2025, we received less than $0.1 million of fees from the general manager under this arrangement. During the nine months ended September 30, 2026 and 2025, we received fees of $0.2 million and $0.3 million, respectively, from the general manager under this arrangement.

In connection with the May 2024 refinancing of our Medical Office Portfolio, we obtained $450.5 million of securitization debt (“MED 2024-MOB”) and a $39.5 million mezzanine loan (the “Mezz Loan”). The Mezz Loan and the $23.0 million horizontal risk retention certificates of MED 2024-MOB (“HRR”) were funded by affiliates of investment funds which are managed by the real estate investment firm for which one of our independent directors is co-founder and co-chief executive officer. One of such affiliates also serves as controlling class representative of MED 2024-MOB. Both the Mezz Loan and the HRR bear interest at SOFR + 5.50% and have an initial term of two years, followed by three successive one-year extension options. The final structure and cost of debt for this refinancing was selected after a competitive marketing process led by a third party broker. In February 2026, we prepaid the entirety of the $39.5 million Mezz Loan at par plus accrued interest. In connection therewith, we recognized a $0.3 million loss on extinguishment of debt within our condensed consolidated statement of operations for the nine months ended September 30, 2026.
In July 2024, we purchased all the controlling class certificates in the newly-formed Freddie Mac multifamily mortgage trust, FREMF 2024-KF163 (the “Trust”), for their aggregate principal amount of $77.1 million. The certificates have a pass-through interest rate of one-month SOFR + 6.00% and an expected final distribution date in May 2034. As of September 30, 2026, the Trust holds 23 SOFR based floating rate multifamily mortgage loans with a total principal balance of approximately $949.0 million, of which affiliates of our Manager are borrowers under 11 of those loans totaling approximately $495.0 million. As directing certificate holder, we are considered the primary beneficiary of, and therefore consolidate the Trust as a securitization VIE. However, while we are able to appoint and remove the special servicer of the unaffiliated loans in the VIE, we cannot name ourselves or an affiliate as special servicer, and we cannot remove or direct the third party special servicer with respect to the affiliate loans.
In December 2012, we acquired 9,140,000 ordinary shares in SEREF, a debt fund that was externally managed by an affiliate of our Manager and listed on the London Stock Exchange, for approximately $14.7 million, which equated to approximately 4% ownership of SEREF. As of December 31, 2025, we held 536,129 shares of SEREF that had not yet been redeemed. During the nine months ended September 30, 2026, this entity entered liquidation and was delisted from the London Stock Exchange. The remaining 536,129 shares were redeemed by SEREF for proceeds of $0.6 million, reducing our basis to zero. Refer to Note 5 for additional details.
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
During the three and nine months ended September 30, 2026, we made payments to the landlord under the terms of the lease of $1.7 million and $5.1 million, respectively, for rent, parking and our pro rata share of building operating expenses. During the three and nine months ended September 30, 2025, we made payments to the landlord under the terms of the lease of $1.8 million and $5.1 million, respectively. Inclusive of straight-line rent, we recognized $1.8 million and $5.4 million, respectively, of expenses with respect to this lease within general and administrative expenses in our condensed consolidated statements of operations for the three and nine months ended September 30, 2026. During the three and nine months ended September 30, 2025, we recognized $1.9 million and $5.5 million, respectively, of such expenses with respect to this lease.
Other Related-Party Arrangements
In August 2025, we entered into a shared services agreement with Starwood Capital Group Management, L.L.C. (“SCG Management”), that governs the reimbursement arrangements for SCG Management and its affiliates when our employees or contractors provide services to those entities. The agreement is effective as of January 2, 2024. The reimbursement parameters were informed by a transfer pricing study conducted by a third party. Amounts previously billed to SCG Management were adjusted in accordance with the terms of this agreement as of the August 2025 execution date. During the three and nine months ended September 30, 2026, $1.0 million and $3.1 million, respectively, was billed or accrued in accordance with the agreement. During the three and nine months ended September 30, 2025, $1.2 million and $2.8 million, respectively, were the adjusted amounts billed in accordance with the agreement. As of September 30, 2026 and December 31,

2025, $2.2 million and $1.8 million, respectively, was reflected as a receivable within other assets in our condensed consolidated balance sheets for such reimbursements.

In March 2025, an affiliate of our Manager acquired Worldwide Mission Critical (“Worldwide”), an entity which provides asset management services for loans secured by data center projects, including construction loans. Prior to Worldwide’s acquisition by our Manager, we entered into a $0.3 million contract with Worldwide to provide services on a $550.0 million construction loan that was originated by us in 2025. During the three and nine months ended September 30, 2026 and 2025, we incurred less than $0.1 million and $0.1 million of costs, respectively, related to this contract.

Essex Title, LLC (“Essex”), which is majority-owned by Starwood Capital Group as a limited partner, acts as an agent for one or more underwriters in issuing title policies and/or providing support services related to investments by the Company, its affiliates and other third parties. Essex earns fees, which would have otherwise been paid to third parties, by providing title agency services and facilitating the placement of title insurance with underwriters. During the three and nine months ended September 30, 2026, we paid less than $0.1 million of fees relating to such services provided by Essex. During the three and nine months ended September 30, 2025, we paid $0.2 million of fees relating to such services.

Highmark Residential (“Highmark”), an affiliate of our Manager, provides property management services for properties within our Woodstar I and Woodstar II Portfolios. Fees paid to Highmark are calculated as a percentage of gross receipts and are at market terms. During the three and nine months ended September 30, 2026, property management fees to Highmark of $1.8 million and $5.4 million, respectively, were recognized within our Woodstar Portfolios. During the three and nine months ended September 30, 2025, property management fees to Highmark were $1.8 million and $5.2 million, respectively.

Refer to Note 17 to the consolidated financial statements included in our Form 10-K for further discussion of related-party agreements.
17. Stockholders’ Equity and Non-Controlling Interests
Dividends Declared

During the nine months ended September 30, 2026, our board of directors (the “Board”) declared the following dividends:

Declaration Date	Record Date	Payment Date	Amount	Frequency
9/17/26	9/30/26	10/15/26	$0.48	Quarterly
6/16/26	6/30/26	7/15/26	0.48	Quarterly
3/13/26	3/31/26	4/15/26	0.48	Quarterly

Share Repurchase Program

In February 2026, our board of directors authorized the repurchase of up to $400.0 million of our outstanding common shares and Convertible Notes over a period of one year. Purchases made pursuant to the program will be made either in the open market or in privately negotiated transactions from time to time as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases are discretionary and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. During the three and nine months ended September 30, 2026, we repurchased 6,679,735 and 8,388,073 shares, respectively, of common stock for $107.8 million and $137.7 million, respectively, under the repurchase program. There were no repurchases of our outstanding Convertible Notes during the three and nine months ended September 30, 2026. As of September 30, 2026, we had $262.5 million of remaining capacity to repurchase common stock and/or Convertible Notes under the repurchase program.
ATM Agreement
In May 2025, we entered into a Starwood Property Trust, Inc. Common Stock Sales Agreement (the “ATM Agreement”) with a syndicate of financial institutions to sell shares of the Company’s common stock of up to $500.0 million from time to time, through an “at the market” equity offering program. Sales of shares under the ATM Agreement are made by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale or at negotiated prices. The ATM Agreement replaces a similar agreement previously entered into in May 2022 with a syndicate of financial institutions. There were no shares issued under the ATM Agreement during the three and nine months ended September 30, 2026. During the nine months ended September 30, 2025, we issued 1,561,634 shares of common stock under the ATM Agreement for gross proceeds of $31.6 million at an average share price of $20.22 and paid related commission costs of $0.5 million. There were no shares issued under the ATM Agreement during the three months ended September 30, 2025.
Dividend Reinvestment and Direct Stock Purchase Plan
During the three and nine months ended September 30, 2026 and 2025, shares issued under the Starwood Property Trust, Inc. Dividend Reinvestment and Direct Stock Purchase Plan (the “DRIP Plan”) were not material.
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
During the three and nine months ended September 30, 2026, 17,687 and 121,240 shares, respectively, of common stock were purchased by participants at weighted average discounted purchase prices of $12.92 and $14.55 per share, respectively. During the three and nine months ended September 30, 2025, 15,534 and 97,559 shares, respectively, of common stock were purchased by participants at weighted average discounted purchase prices of $17.06 and $16.96 per share, respectively. During both the three and nine months ended September 30, 2026 and 2025, the Company recognized less than $0.1 million and $0.4 million, respectively, of compensation expense related to its ESPP based on the estimated fair value of the discounted purchase options granted to the participants as of the beginning of the quarterly offering periods determined using the Black-Scholes option pricing model.
As of September 30, 2026, there were 1.5 million shares of common stock available for future issuance through the ESPP.

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
The table below summarizes our share awards granted or vested under the 2022 Manager Equity Plan during the nine months ended September 30, 2026 and 2025 (dollar amounts in thousands):

Grant Date	Type	Amount Granted	Grant Date Fair Value	Vesting Period
March 2026	RSU	670,000	$11,953	3 years
March 2025	RSU	1,350,000	$27,081	3 years
March 2024	RSU	1,300,000	$26,104	3 years
November 2022	RSU	1,500,000	$31,605	3 years
Schedule of Non-Vested Shares and Share Equivalents

	2022 Equity Plan	2022 Manager Equity Plan	Total	Weighted Average Grant Date Fair Value (per share)
Balance as of January 1, 2026	4,165,781	1,333,336	5,499,117	$20.04
Granted	913,812	670,000	1,583,812	17.72
Vested	(864,578)	(829,998)	(1,694,576)	19.66
Forfeited	(311,473)	—	(311,473)	19.93
Balance as of September 30, 2026	3,903,542	1,173,338	5,076,880	19.45

As of September 30, 2026, there were 8.5 million shares of common stock available for future grants under the 2022 Manager Equity Plan and the 2022 Equity Plan.
Non-Controlling Interests in Consolidated Subsidiaries
As discussed in Note 2, on November 5, 2021 we sold a 20.6% non-controlling interest in the Woodstar Fund to third party investors for net cash proceeds of $214.2 million. Under the Woodstar Fund operating agreement, such interests are contingently redeemable by us, at the option of the interest holder, for cash at liquidation fair value if any assets remain upon termination of the Woodstar Fund. The Woodstar Fund operating agreement specifies an eight-year term with two one-year extension options, the first at our option and the second subject to consent of an advisory committee representing the non-controlling interest holders. Accordingly, these contingently redeemable non-controlling interests have been classified as “Temporary Equity” in our condensed consolidated balance sheets and represent the fair value of the Woodstar Fund’s net assets allocable to those interests. During the three and nine months ended September 30, 2026, net income attributable to these non-controlling interests was $4.4 million and $7.3 million, respectively. During the three and nine months ended September 30, 2025, net (loss) income attributable to these non-controlling interests was $(0.3) million and $0.9 million, respectively.
In connection with our Woodstar II Portfolio acquisitions, we issued 10.2 million Class A Units in our subsidiary, SPT Dolphin, and rights to receive an additional 1.9 million Class A Units if certain contingent events occur. As of September 30, 2026, all of the 1.9 million contingent Class A Units were issued. The Class A Units are redeemable for consideration equal to the current share price of the Company’s common stock on a one-for-one basis, with the consideration paid in either cash or the Company’s common stock, at the determination of the Company. During the three and nine months ended September 30, 2026, no redemptions of Class A Units were received. During the nine months ended September 30, 2025, redemptions of 0.1 million of the Class A Units were received and settled in common stock. There were 9.6 million Class A Units outstanding as of September 30, 2026. The outstanding Class A Units are reflected as non-controlling interests in consolidated subsidiaries on our condensed consolidated balance sheets, the balance of which was $205.7 million as of both September 30, 2026 and December 31, 2025, respectively.
To the extent SPT Dolphin has sufficient cash available, the Class A Units earn a preferred return indexed to the dividend rate of the Company’s common stock. Any distributions made pursuant to this waterfall are recognized within net income attributable to non-controlling interests in our condensed consolidated statements of operations. During the three and nine months ended September 30, 2026 and 2025, we recognized net income attributable to non-controlling interests of $4.6 million and $13.9 million, respectively, associated with these Class A Units.
As discussed in Note 15, we hold a 51% controlling interest in the CMBS JV within our Investing and Servicing Segment. Because the CMBS JV is deemed a VIE for which we are the primary beneficiary, the 49% interest of our joint venture partner is reflected as a non-controlling interest in consolidated subsidiaries on our condensed consolidated balance sheets, and any net income attributable to this 49% joint venture interest is reflected within net income attributable to non-controlling interests in our condensed consolidated statements of operations. The non-controlling interests in the CMBS JV were $85.0 million and $89.3 million as of September 30, 2026 and December 31, 2025, respectively. During the three and nine months ended September 30, 2026, net loss attributable to these non-controlling interests was $2.5 million and $1.8 million, respectively. During the three and nine months ended September 30, 2025, net income (loss) attributable to these non-controlling interests was $1.9 million and $(0.4) million, respectively.

18. Earnings per Share
The following table provides a reconciliation of net (loss) income and the number of shares of common stock used in the computation of basic EPS and diluted EPS (amounts in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Basic Earnings
(Loss) income attributable to STWD common stockholders	$(389,708)	$72,560	$(331,273)	$314,629
Less: Income attributable to participating shares not already deducted as non-controlling interests	(2,178)	(2,472)	(7,191)	(6,836)
Basic (loss) earnings	$(391,886)	$70,088	$(338,464)	$307,793

Diluted Earnings
(Loss) income attributable to STWD common stockholders	$(389,708)	$72,560	$(331,273)	$314,629
Less: Income attributable to participating shares not already deducted as non-controlling interests	(2,178)	(2,472)	(7,191)	(6,836)
Diluted (loss) earnings	$(391,886)	$70,088	$(338,464)	$307,793

Number of Shares:
Basic — Average shares outstanding	363,866	360,136	365,566	344,139
Effect of dilutive securities — Unvested non-participating shares	—	258	—	160
Diluted — Average shares outstanding	363,866	360,394	365,566	344,299

(Loss) Earnings Per Share Attributable to STWD Common Stockholders:
Basic	$(1.08)	$0.19	$(0.93)	$0.89
Diluted	$(1.08)	$0.19	$(0.93)	$0.89
As of September 30, 2026 and 2025, participating shares of 14.2 million and 14.8 million, respectively, were excluded from the computation of diluted shares as their effect was already considered under the more dilutive two-class method used above. Such participating shares at both September 30, 2026 and 2025 included 9.6 million potential shares of our common stock issuable upon redemption of the Class A Units in SPT Dolphin, as discussed in Note 17. Our Convertible Notes were not dilutive for the three and nine months ended September 30, 2026 and 2025.

19. Accumulated Other Comprehensive Income
The changes in AOCI by component are as follows (amounts in thousands):

Cumulative Unrealized Gain (Loss) on Available-for- Sale Securities
Three Months Ended September 30, 2026
Balance at July 1, 2026	$9,697
OCI before reclassifications	(2,268)
Amounts reclassified from AOCI	—
Net period OCI	(2,268)
Balance at September 30, 2026	$7,429
Three Months Ended September 30, 2025
Balance at July 1, 2025	$12,785
OCI before reclassifications	(850)
Amounts reclassified from AOCI	—
Net period OCI	(850)
Balance at September 30, 2025	$11,935
Nine Months Ended September 30, 2026
Balance at January 1, 2026	$11,560
OCI before reclassifications	(4,131)
Amounts reclassified from AOCI	—
Net period OCI	(4,131)
Balance at September 30, 2026	$7,429
Nine Months Ended September 30, 2025
Balance at January 1, 2025	$13,594
OCI before reclassifications	(1,659)
Amounts reclassified from AOCI	—
Net period OCI	(1,659)
Balance at September 30, 2025	$11,935

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

Internal valuations at interim quarter ends, including September 30, 2026, are prepared by management. The valuation of properties is based on a direct income capitalization approach, whereby a direct capitalization market rate is applied to annualized in-place net operating income at the portfolio level. The direct capitalization rate is initially calibrated to the implied rate from the latest appraisal and adjusted for subsequent changes in current market capitalization rates for sales of comparable multifamily properties. The valuations of secured financing agreements, working capital and interest rate derivatives are consistent with the methodologies described in the paragraph above.

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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level II of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level III inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of September 30, 2026 and December 31, 2025, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level II of the fair value hierarchy.
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
Fair Value Disclosures
The following tables present our financial assets and liabilities carried at fair value on a recurring basis in the consolidated balance sheets by their level in the fair value hierarchy as of September 30, 2026 and December 31, 2025 (amounts in thousands):

	September 30, 2026
	Total	Level I	Level II	Level III
Financial Assets:
Loans under fair value option	$2,268,388	$—	$—	$2,268,388
RMBS	80,918	—	—	80,918
CMBS	36,088	—	—	36,088
Woodstar Fund investments	1,677,329	—	—	1,677,329
Domestic servicing rights	32,171	—	—	32,171
Derivative assets	111,197	—	111,197	—
VIE assets	27,698,776	—	—	27,698,776
Total	$31,904,867	$—	$111,197	$31,793,670
Financial Liabilities:
Derivative liabilities	$124,616	$—	$124,616	$—
VIE liabilities	26,145,307	—	22,880,284	3,265,023
Total	$26,269,923	$—	$23,004,900	$3,265,023

	December 31, 2025
	Total	Level I	Level II	Level III
Financial Assets:
Loans under fair value option	$2,323,543	$—	$—	$2,323,543
RMBS	88,283	—	—	88,283
CMBS	32,522	—	4,325	28,197
Equity security	628	628	—	—
Woodstar Fund investments	1,727,499	—	—	1,727,499
Domestic servicing rights	28,280	—	—	28,280
Derivative assets	45,813	—	45,813	—
VIE assets	34,493,164	—	—	34,493,164
Total	$38,739,732	$628	$50,138	$38,688,966
Financial Liabilities:
Derivative liabilities	$83,983	$—	$83,983	$—
VIE liabilities	32,803,806	—	28,972,753	3,831,053
Total	$32,887,789	$—	$29,056,736	$3,831,053

The changes in financial assets and liabilities classified as Level III are as follows for the three and nine months ended September 30, 2026 and 2025 (amounts in thousands):

Three Months Ended September 30, 2026	Loans at Fair Value	RMBS	CMBS	Woodstar Fund Investments	Domestic Servicing Rights	VIE Assets	VIE Liabilities	Total
July 1, 2026 balance	$2,445,002	$84,800	$32,643	$1,725,368	$29,487	$30,868,147	$(3,445,257)	$31,740,190
Total realized and unrealized gains (losses):
Included in earnings (loss):
Change in fair value / gain on sale	(121,638)	—	(130)	(48,039)	2,684	(1,890,666)	119,203	(1,938,586)
Net accretion	—	1,017	—	—	—	—	—	1,017
Included in OCI	—	(2,268)	—	—	—	—	—	(2,268)
Purchases / Originations	213,820	—	(6,527)	—	—	—	—	207,293
Sales	(211,044)	—	—	—	—	—	—	(211,044)
Issuances	—	—	—	—	—	—	(4,750)	(4,750)
Cash repayments / receipts	(57,435)	(2,631)	(151)	—	—	—	(6,883)	(67,100)
Transfers into Level III	—	—	8,864	—	—	—	(4,540)	4,324
Transfers out of Level III	(317)	—	—	—	—	—	12,497	12,180
Consolidation of VIEs	—	—	1,389	—	—	—	—	1,389
Deconsolidation of VIEs	—	—	—	—	—	(1,278,705)	64,707	(1,213,998)
September 30, 2026 balance	$2,268,388	$80,918	$36,088	$1,677,329	$32,171	$27,698,776	$(3,265,023)	$28,528,647
Amount of unrealized gains (losses) attributable to assets still held at September 30, 2026:
Included in earnings	$(161,584)	$1,017	$(130)	$(48,039)	$2,684	$(1,890,666)	$119,202	$(1,977,516)
Included in OCI	$—	$(2,268)	$—	$—	$—	$—	$—	$(2,268)

Three Months Ended September 30, 2025	Loans at Fair Value	RMBS	CMBS	Woodstar Fund Investments	Domestic Servicing Rights	VIE Assets	VIE Liabilities	Total
July 1, 2025 balance	$2,494,838	$91,363	$27,338	$2,055,555	$25,506	$36,522,250	$(3,857,378)	$37,359,472
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	52,367	—	1,633	(193,624)	2,016	(2,316,438)	24,346	(2,429,700)
Net accretion	—	1,138	—	—	—	—	—	1,138
Included in OCI	—	(850)	—	—	—	—	—	(850)
Purchases / Originations	238,636	—	—	—	—	—	—	238,636
Sales	(169,251)	—	—	—	—	—	—	(169,251)
Cash repayments / receipts	(52,425)	(2,177)	(198)	—	—	—	(9,601)	(64,401)
Transfers into Level III	—	—	—	—	—	—	(80,089)	(80,089)
Transfers out of Level III	(89,507)	—	—	—	—	—	2,519	(86,988)
September 30, 2025 balance	$2,474,658	$89,474	$28,773	$1,861,931	$27,522	$34,205,812	$(3,920,203)	$34,767,967
Amount of unrealized gains (losses) attributable to assets still held at September 30, 2025:
Included in earnings	$37,020	$1,138	$1,633	$(193,624)	$2,016	$(2,316,438)	$24,346	$(2,443,909)
Included in OCI	$—	$(850)	$—	$—	$—	$—	$—	$(850)

Nine Months Ended September 30, 2026	Loans at Fair Value	RMBS	CMBS	Woodstar Fund Investments	Domestic Servicing Rights	VIE Assets	VIE Liabilities	Total
January 1, 2026 balance	$2,323,543	$88,283	$28,197	$1,727,499	$28,280	$34,493,164	$(3,831,053)	$34,857,913
Total realized and unrealized gains (losses):
Included in earnings (loss):
Change in fair value / gain on sale	(134,367)	—	(476)	(50,170)	3,891	(5,682,610)	457,004	(5,406,728)
Net accretion	—	3,107	—	—	—	—	—	3,107
Included in OCI	—	(4,131)	—	—	—	—	—	(4,131)
Purchases / Originations	734,120	—	—	—	—	—	—	734,120
Sales	(723,367)	—	—	—	—	—	—	(723,367)
Issuances	—	—	—	—	—	—	(12,815)	(12,815)
Cash repayments / receipts	(148,473)	(6,341)	(675)	—	—	—	95,819	(59,670)
Transfers into Level III	28	—	13,189	—	—	—	(73,054)	(59,837)
Transfers out of Level III	(12,924)	—	(8,735)	—	—	(2,895)	12,524	(12,030)
Transfers within Level III	229,828	—	—	—	—	(229,828)	—	—
Consolidation of VIEs	—	—	4,588	—	—	654,186	—	658,774
Deconsolidation of VIEs	—	—	—	—	—	(1,533,241)	86,552	(1,446,689)
September 30, 2026 balance	$2,268,388	$80,918	$36,088	$1,677,329	$32,171	$27,698,776	$(3,265,023)	$28,528,647
Amount of unrealized gains (losses) attributable to assets still held at September 30, 2026:
Included in earnings	$(125,823)	$3,098	$(476)	$(50,170)	$3,891	$(5,682,610)	$431,848	$(5,420,242)
Included in OCI	$—	$(4,121)	$—	$—	$—	$—	$—	$(4,121)

Nine Months Ended September 30, 2025	Loans at Fair Value	RMBS	CMBS	Woodstar Fund Investments	Domestic Servicing Rights	VIE Assets	VIE Liabilities	Total
January 1, 2025 balance	$2,516,008	$93,806	$27,345	$2,073,533	$22,390	$38,937,576	$(5,514,152)	$38,156,506
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	140,638	—	1,712	(211,602)	5,132	(5,386,483)	425,868	(5,024,735)
Net accretion	—	3,402	—	—	—	—	—	3,402
Included in OCI	—	(1,659)	—	—	—	—	—	(1,659)
Purchases / Originations	994,731	—	—	—	—	—	—	994,731
Sales	(912,415)	—	—	—	—	—	—	(912,415)
Cash repayments / receipts	(166,634)	(6,075)	(284)	—	—	—	(74,672)	(247,665)
Transfers into Level III	—	—	—	—	—	—	(108,211)	(108,211)
Transfers out of Level III	(97,670)	—	—	—	—	—	1,350,926	1,253,256
Consolidation of VIEs	—	—	—	—	—	717,180	—	717,180
Deconsolidation of VIEs	—	—	—	—	—	(62,461)	38	(62,423)
September 30, 2025 balance	$2,474,658	$89,474	$28,773	$1,861,931	$27,522	$34,205,812	$(3,920,203)	$34,767,967
Amount of unrealized gains (losses) attributable to assets still held at September 30, 2025:
Included in earnings	$79,196	$3,402	$1,770	$(211,602)	$5,132	$(5,386,483)	$425,868	$(5,082,717)
Included in OCI	$—	$(1,659)	$—	$—	$—	$—	$—	$(1,659)
Amounts were transferred from Level II to Level III due to a decrease in the observable relevant market activity and amounts were transferred from Level III to Level II due to an increase in the observable relevant market activity.

The following table presents the fair values of our financial instruments not carried at fair value on the consolidated balance sheets (amounts in thousands):

	September 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets not carried at fair value:
Loans	$19,756,328	$19,897,864	$18,862,712	$18,996,541
HTM debt securities	379,097	320,422	179,567	146,442
Financial liabilities not carried at fair value:
Secured financing agreements	$15,348,812	$15,416,319	$12,678,948	$12,785,314
Securitized financing	4,500,786	4,469,027	5,131,453	5,154,262
Unsecured senior notes	4,481,280	4,418,779	4,283,836	4,438,777
The following is quantitative information about significant unobservable inputs in our Level III measurements for those assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

	Carrying Value at September 30, 2026	Valuation Technique	Unobservable Input	Range (Weighted Average) as of (1)
				September 30, 2026	December 31, 2025
Loans under fair value option	$2,268,388	Discounted cash flow, market pricing	Coupon (d)	2.8% - 10.6% (4.6%)	2.8% - 10.8% (4.5%)
			Remaining contractual term (d)	1.5 - 35.8 years (24.5 years)	2.3 - 36.5 years (25.5 years)
			FICO score (a)	590 - 829 (750)	585 - 829 (750)
			LTV (b)	2% - 98% (63%)	1% - 100% (63%)
			Purchase price (d)	79.6% - 113.7% (101.0%)	80.0% - 106.8% (101.3%)
RMBS	80,918	Discounted cash flow	Constant prepayment rate (a)	0.0% - 9.5% (4.5%)	2.2% - 11.0% (4.6%)
			Constant default rate (b)	1.0% - 3.5% (1.8%)	0.7% - 7.5% (1.5%)
			Loss severity (b)	0% - 71% (35%)	0% - 81% (10%)
			Delinquency rate (c)	8% - 19% (13%)	7% - 24% (13%)
			Servicer advances (a)	27% - 71% (48%)	31% - 70% (49%)
CMBS	36,088	Discounted cash flow	Yield (b)	0% - 73.5% (19.1%)	0% - 63.9% (10.7%)
			Duration (c)	0 - 5.6 years (1.3 years)	0 - 6.7 years (1.3 years)
Woodstar Fund investments	1,677,329	Discounted cash flow	Discount rate - properties (b)	N/A	7.0% - 7.8% (7.5%)
			Discount rate - debt (a)	3.2% - 6.6% (5.6%)	3.2% - 5.6% (4.9%)
			Terminal capitalization rate (b)	N/A	5.0% - 5.8% (5.5%)
			Direct capitalization rate (b)	5.20% (5.20%)	4.99% (4.99%) (Implied)
Domestic servicing rights	32,171	Discounted cash flow	Debt yield (a)	9.25% (9.25%)	9.00% (9.00%)
			Discount rate (b)	15% (15%)	15% (15%)
VIE assets	27,698,776	Discounted cash flow	Yield (b)	0% - 366.6% (18.3%)	0% - 420.1% (22.1%)
			Duration (c)	0 - 9.2 years (3.0 years)	0 - 8.0 years (3.3 years)
VIE liabilities	3,265,023	Discounted cash flow	Yield (b)	0% - 366.6% (11.5%)	0% - 420.1% (12.1%)
			Duration (c)	0 - 9.2 years (2.8 years)	0 - 8.0 years (2.9 years)
______________________________________________________________________________________________________________________
(1)Unobservable inputs were weighted by the relative carrying value of the instruments as of September 30, 2026 and December 31, 2025.
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
Our TRSs engage in various real estate-related operations, including special servicing of commercial real estate, originating and securitizing mortgage loans, and investing in entities which engage in real estate-related operations. As of September 30, 2026 and December 31, 2025, approximately $2.8 billion and $2.7 billion, respectively, of assets were owned by TRS entities. Our TRSs are not consolidated for U.S. federal income tax purposes, but are instead taxed as corporations. For financial reporting purposes, a provision for current and deferred taxes is established for the portion of earnings recognized by us with respect to our interest in TRSs.
The following table is a reconciliation of our U.S. federal income tax (benefit) provision determined using our statutory federal tax rate to our reported income tax (benefit) provision for the three and nine months ended September 30, 2026 and 2025 (dollars in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2026		2025		2026		2025
Federal statutory tax rate	$(80,689)	21.0%	$19,587	21.0%	$(65,001)	21.0%	$73,186	21.0%
REIT and other non-taxable income (loss)	77,855	(20.3)%	(9,000)	(9.6)%	69,935	(22.5)%	(59,114)	(16.9)%
State and local income taxes, net of federal effect	(626)	0.2%	2,747	2.9%	1,404	(0.5)%	3,652	1.0%
Intra-entity transfers	—	—%	—	—%	(7,522)	2.4%	—	—%
Other	391	(0.1)%	9	—%	394	(0.1)%	56	—%
Effective tax rate	$(3,069)	0.8%	$13,343	14.3%	$(790)	0.3%	$17,780	5.1%

For the three and nine months ended September 30, 2026 and 2025, we have utilized the discrete effective tax rate method, as allowed by ASC 740-270-30-18, “Income Taxes—Interim Reporting,” to calculate our interim income tax (benefit) provision. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year to date period as if it was the annual period and determines the income tax expense or benefit on that basis. We believe that due to market dislocation and volatility, particularly with respect to the Company’s residential assets that are housed in TRSs, the use of the discrete method is more appropriate at this time than the annual effective tax rate method due to the high degree of uncertainty in estimating annual pretax earnings (loss).

22. Commitments and Contingencies

As of September 30, 2026, our Commercial and Residential Lending Segment had future commercial loan funding commitments totaling $3.0 billion, of which we expect to fund $2.8 billion. These future funding commitments primarily relate to construction projects, capital improvements, tenant improvements and leasing commissions.
As of September 30, 2026, our Infrastructure Lending Segment had future infrastructure loan funding commitments totaling $633.3 million, including $364.2 million under revolvers and letters of credit (“LCs”) and $269.1 million under delayed draw term loans. As of September 30, 2026, $15.2 million of revolvers and LCs were outstanding. Additionally, as of September 30, 2026, our Infrastructure Lending Segment had outstanding loan purchase commitments of $370.0 million. Our Infrastructure Lending Segment also entered into a credit default swap that may require future additional collateral postings or payments upon specified credit events. See Note 13 for additional information regarding this instrument.
As of September 30, 2026, our Property Segment had future construction funding commitments of $71.9 million related to development projects which have estimated rental revenue commencement dates between October 2026 and September 2027.
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
The table below presents our results of operations for the three months ended September 30, 2026 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Revenues:
Interest income from loans	$341,142	$66,654	$—	$1,466	$—	$409,262	$—	$409,262
Interest income from investment securities	15,409	2,090	—	22,206	—	39,705	(31,297)	8,408
Servicing fees	67	—	—	36,899	—	36,966	(6,650)	30,316
Rental income	18,498	—	68,340	3,710	—	90,548	—	90,548
Other revenues	2,417	1,768	117	2,129	888	7,319	—	7,319
Total revenues	377,533	70,512	68,457	66,410	888	583,800	(37,947)	545,853
Costs and expenses:
Management fees	161	—	—	—	29,881	30,042	—	30,042
Interest expense	167,070	38,810	32,259	7,724	113,482	359,345	(200)	359,145
General and administrative	14,528	5,590	7,067	18,755	3,955	49,895	—	49,895
Costs of rental operations	16,645	—	7,740	3,081	—	27,466	—	27,466
Depreciation and amortization	4,544	10	30,753	1,044	251	36,602	—	36,602
Credit loss provision (reversal), net	336,824	(212)	—	—	—	336,612	—	336,612
Other expense (reversal), net	83	33	61	(203)	—	(26)	—	(26)
Total costs and expenses	539,855	44,231	77,880	30,401	147,569	839,936	(200)	839,736
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	—	33,644	33,644
Change in fair value of servicing rights	—	—	—	822	—	822	1,862	2,684
Change in fair value of investment securities, net	879	—	—	(3,666)	—	(2,787)	2,657	(130)
Change in fair value of mortgage loans, net	(121,362)	—	—	(276)	—	(121,638)	—	(121,638)
Income from affordable housing fund investments	—	—	23,060	—	—	23,060	—	23,060
Earnings from unconsolidated entities	786	1,648	—	484	—	2,918	(416)	2,502
(Loss) gain on sale of investments and other assets, net	(11,580)	—	145	—	—	(11,435)	—	(11,435)
Gain (loss) on derivative financial instruments, net	84,663	3,470	14,792	815	(87,314)	16,426	—	16,426
Foreign currency (loss) gain, net	(480)	—	11	—	—	(469)	—	(469)
Loss on extinguishment of debt	—	—	—	—	(867)	(867)	—	(867)
Other (loss) income, net	(34,563)	—	434	1	—	(34,128)	—	(34,128)
Total other (loss) income	(81,657)	5,118	38,442	(1,820)	(88,181)	(128,098)	37,747	(90,351)
Income (loss) before income taxes	(243,979)	31,399	29,019	34,189	(234,862)	(384,234)	—	(384,234)
Income tax benefit (provision)	7,419	(267)	(19)	(4,064)	—	3,069	—	3,069
Net (loss) income	(236,560)	31,132	29,000	30,125	(234,862)	(381,165)	—	(381,165)
Net (income) loss attributable to non-controlling interests	(3)	—	(9,012)	472	—	(8,543)	—	(8,543)
Net (loss) income attributable to Starwood Property Trust, Inc.	$(236,563)	$31,132	$19,988	$30,597	$(234,862)	$(389,708)	$—	$(389,708)

The table below presents our results of operations for the three months ended September 30, 2025 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Revenues:
Interest income from loans	$315,894	$76,724	$246	$2,582	$—	$395,446	$—	$395,446
Interest income from investment securities	18,405	150	—	23,329	—	41,884	(34,523)	7,361
Servicing fees	81	—	—	28,351	—	28,432	(5,220)	23,212
Rental income	6,233	—	45,603	5,692	—	57,528	—	57,528
Other revenues	2,513	844	347	934	693	5,331	—	5,331
Total revenues	343,126	77,718	46,196	60,888	693	528,621	(39,743)	488,878
Costs and expenses:
Management fees	172	—	—	—	32,071	32,243	—	32,243
Interest expense	181,639	41,402	24,302	6,788	80,925	335,056	(207)	334,849
General and administrative	14,224	4,941	6,100	21,850	4,408	51,523	—	51,523
Costs of rental operations	5,688	—	6,726	3,573	—	15,987	—	15,987
Depreciation and amortization	2,840	10	21,181	1,762	251	26,044	—	26,044
Credit loss provision, net	26,805	1,554	—	—	—	28,359	—	28,359
Other expense	73	430	—	(64)	—	439	—	439
Total costs and expenses	231,441	48,337	58,309	33,909	117,655	489,651	(207)	489,444
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	—	43,735	43,735
Change in fair value of servicing rights	—	—	—	2,327	—	2,327	(311)	2,016
Change in fair value of investment securities, net	1,111	—	—	4,531	—	5,642	(3,848)	1,794
Change in fair value of mortgage loans, net	40,544	—	—	11,823	—	52,367	—	52,367
Income from affordable housing fund investments	—	—	324	—	—	324	—	324
(Loss) earnings from unconsolidated entities	—	(294)	—	2,797	—	2,503	(40)	2,463
Gain (loss) on sale of investments and other assets, net	1,048	—	(21)	—	—	1,027	—	1,027
Gain (loss) on derivative financial instruments, net	14,276	7	(7,971)	1,295	(1,793)	5,814	—	5,814
Foreign currency loss, net	(11,995)	(210)	(10)	—	—	(12,215)	—	(12,215)
Other loss, net	(2,354)	—	(578)	(554)	—	(3,486)	—	(3,486)
Total other income (loss)	42,630	(497)	(8,256)	22,219	(1,793)	54,303	39,536	93,839
Income (loss) before income taxes	154,315	28,884	(20,369)	49,198	(118,755)	93,273	—	93,273
Income tax (provision) benefit	(7,432)	234	6	(6,151)	—	(13,343)	—	(13,343)
Net income (loss)	146,883	29,118	(20,363)	43,047	(118,755)	79,930	—	79,930
Net income attributable to non-controlling interests	(3)	—	(4,366)	(3,001)	—	(7,370)	—	(7,370)
Net income (loss) attributable to Starwood Property Trust, Inc.	$146,880	$29,118	$(24,729)	$40,046	$(118,755)	$72,560	$—	$72,560

The table below presents our results of operations for the nine months ended September 30, 2026 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Revenues:
Interest income from loans	$978,607	$195,083	$—	$7,798	$—	$1,181,488	$—	$1,181,488
Interest income from investment securities	46,390	2,955	—	68,309	—	117,654	(99,058)	18,596
Servicing fees	290	—	—	108,994	—	109,284	(14,281)	95,003
Rental income	54,611	—	193,010	10,752	—	258,373	—	258,373
Other revenues	6,430	4,715	936	4,056	2,380	18,517	—	18,517
Total revenues	1,086,328	202,753	193,946	199,909	2,380	1,685,316	(113,339)	1,571,977
Costs and expenses:
Management fees	358	—	—	—	96,423	96,781	—	96,781
Interest expense	482,743	114,131	88,985	23,667	323,700	1,033,226	(598)	1,032,628
General and administrative	46,299	17,523	23,860	64,344	12,896	164,922	—	164,922
Costs of rental operations	46,022	—	22,254	8,637	—	76,913	—	76,913
Depreciation and amortization	13,561	29	87,968	3,276	754	105,588	—	105,588
Credit loss provision (reversal), net	367,226	(827)	—	—	—	366,399	—	366,399
Other expense	248	932	360	38	—	1,578	—	1,578
Total costs and expenses	956,457	131,788	223,427	99,962	433,773	1,845,407	(598)	1,844,809
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	—	99,233	99,233
Change in fair value of servicing rights	—	—	—	2,844	—	2,844	1,047	3,891
Change in fair value of investment securities, net	(257)	—	—	(13,304)	—	(13,561)	13,468	(93)
Change in fair value of mortgage loans, net	(155,053)	—	—	20,686	—	(134,367)	—	(134,367)
Income from affordable housing fund investments	—	—	40,453	—	—	40,453	—	40,453
Earnings from unconsolidated entities	786	5,168	—	1,089	—	7,043	(1,007)	6,036
(Loss) gain on sale of investments and other assets, net	(11,282)	—	641	2,264	—	(8,377)	—	(8,377)
Gain (loss) on derivative financial instruments, net	122,555	3,909	25,422	2,040	(142,987)	10,939	—	10,939
Foreign currency (loss) gain, net	(12,314)	—	49	—	—	(12,265)	—	(12,265)
Loss on extinguishment of debt	—	(31)	(304)	—	(867)	(1,202)	—	(1,202)
Other (loss) income, net	(40,035)	51	(967)	7	—	(40,944)	—	(40,944)
Total other (loss) income	(95,600)	9,097	65,294	15,626	(143,854)	(149,437)	112,741	(36,696)
Income (loss) before income taxes	34,271	80,062	35,813	115,573	(575,247)	(309,528)	—	(309,528)
Income tax benefit (provision)	16,611	(412)	6	(15,415)	—	790	—	790
Net income (loss)	50,882	79,650	35,819	100,158	(575,247)	(308,738)	—	(308,738)
Net income attributable to non-controlling interests	(10)	—	(21,164)	(1,361)	—	(22,535)	—	(22,535)
Net income (loss) attributable to Starwood Property Trust, Inc.	$50,872	$79,650	$14,655	$98,797	$(575,247)	$(331,273)	$—	$(331,273)

The table below presents our results of operations for the nine months ended September 30, 2025 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Revenues:
Interest income from loans	$919,788	$203,129	$246	$11,425	$—	$1,134,588	$—	$1,134,588
Interest income from investment securities	63,629	452	—	73,281	—	137,362	(107,467)	29,895
Servicing fees	257	—	—	68,807	—	69,064	(14,312)	54,752
Rental income	20,968	—	78,155	15,831	—	114,954	—	114,954
Other revenues	7,857	2,946	821	4,204	1,324	17,152	—	17,152
Total revenues	1,012,499	206,527	79,222	173,548	1,324	1,473,120	(121,779)	1,351,341
Costs and expenses:
Management fees	529	—	—	—	103,310	103,839	—	103,839
Interest expense	527,684	115,662	42,346	22,715	235,344	943,751	(612)	943,139
General and administrative	44,365	15,482	8,751	68,712	13,432	150,742	—	150,742
Costs of rental operations	16,156	—	18,674	10,489	—	45,319	—	45,319
Depreciation and amortization	8,938	29	32,921	5,257	754	47,899	—	47,899
Credit loss provision, net	4,709	4,317	—	—	—	9,026	—	9,026
Other expense	48	4,046	(76)	165	—	4,183	—	4,183
Total costs and expenses	602,429	139,536	102,616	107,338	352,840	1,304,759	(612)	1,304,147
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	—	112,706	112,706
Change in fair value of servicing rights	—	—	—	5,781	—	5,781	(649)	5,132
Change in fair value of investment securities, net	6,450	—	—	(14,370)	—	(7,920)	9,886	1,966
Change in fair value of mortgage loans, net	91,543	—	—	49,095	—	140,638	—	140,638
Income from affordable housing fund investments	—	—	9,349	—	—	9,349	—	9,349
Earnings from unconsolidated entities	2,708	251	—	8,689	—	11,648	(776)	10,872
Gain (loss) on sale of investments and other assets, net	32,710	—	(21)	—	—	32,689	—	32,689
(Loss) gain on derivative financial instruments, net	(167,702)	(12)	(8,082)	(1,082)	41,707	(135,171)	—	(135,171)
Foreign currency gain (loss), net	105,878	656	(197)	—	—	106,337	—	106,337
Gain (loss) on extinguishment of debt	20,773	(783)	—	—	—	19,990	—	19,990
Other (loss) income, net	(3,580)	—	(2,042)	2,427	—	(3,195)	—	(3,195)
Total other income (loss)	88,780	112	(993)	50,540	41,707	180,146	121,167	301,313
Income (loss) before income taxes	498,850	67,103	(24,387)	116,750	(309,809)	348,507	—	348,507
Income tax (provision) benefit	(2,231)	189	6	(15,744)	—	(17,780)	—	(17,780)
Net income (loss)	496,619	67,292	(24,381)	101,006	(309,809)	330,727	—	330,727
Net income attributable to non-controlling interests	(10)	—	(14,776)	(1,312)	—	(16,098)	—	(16,098)
Net income (loss) attributable to Starwood Property Trust, Inc.	$496,609	$67,292	$(39,157)	$99,694	$(309,809)	$314,629	$—	$314,629

The table below presents our consolidated balance sheet as of September 30, 2026 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Assets:
Cash and cash equivalents	$18,143	$145,463	$101,493	$8,922	$117,914	$391,935	$—	$391,935
Restricted cash	184,359	54,211	2,557	201	79,486	320,814	—	320,814
Loans held-for-investment, net	17,072,140	2,896,938	—	—	—	19,969,078	—	19,969,078
Loans held-for-sale	1,990,315	—	—	65,323	—	2,055,638	—	2,055,638
Investment securities	649,301	120,927	—	1,247,455	—	2,017,683	(1,521,580)	496,103
Properties, net	876,502	—	2,961,467	31,354	—	3,869,323	—	3,869,323
Investments of consolidated affordable housing fund	—	—	1,677,329	—	—	1,677,329	—	1,677,329
Investments in unconsolidated entities	8,514	63,165	—	33,398	—	105,077	(15,224)	89,853
Goodwill	—	119,409	—	140,437	—	259,846	—	259,846
Intangible assets, net	2,375	—	397,210	71,793	—	471,378	(36,207)	435,171
Derivative assets	107,398	—	1,947	1,852	—	111,197	—	111,197
Accrued interest receivable	208,648	5,374	42	245	1,528	215,837	—	215,837
Other assets	202,168	13,839	119,003	(25,646)	54,846	364,210	—	364,210
VIE assets, at fair value	—	—	—	—	—	—	27,698,776	27,698,776
Total Assets	$21,319,863	$3,419,326	$5,261,048	$1,575,334	$253,774	$31,829,345	$26,125,765	$57,955,110
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$292,575	$32,076	$122,330	$44,852	$136,669	$628,502	$—	$628,502
Related-party payable	—	—	—	—	27,436	27,436	—	27,436
Dividends payable	—	—	—	—	177,717	177,717	—	177,717
Derivative liabilities	54,250	—	—	—	70,366	124,616	—	124,616
Secured financing agreements, net	11,052,618	690,771	545,906	590,343	2,488,716	15,368,354	(19,542)	15,348,812
Securitized financing, net	977,302	1,810,950	1,712,534	—	—	4,500,786	—	4,500,786
Unsecured senior notes, net	—	—	—	—	4,481,280	4,481,280	—	4,481,280
VIE liabilities, at fair value	—	—	—	—	—	—	26,145,307	26,145,307
Total Liabilities	12,376,745	2,533,797	2,380,770	635,195	7,382,184	25,308,691	26,125,765	51,434,456
Temporary Equity: Redeemable non-controlling interests	—	—	359,225	—	—	359,225	—	359,225
Permanent Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Common stock	—	—	—	—	3,799	3,799	—	3,799
Additional paid-in capital	2,152,617	451,876	223,135	(1,037,681)	5,213,142	7,003,089	—	7,003,089
Treasury stock	—	—	—	—	(275,730)	(275,730)	—	(275,730)
Retained earnings (accumulated deficit)	6,782,954	433,653	2,092,093	1,857,994	(12,069,621)	(902,927)	—	(902,927)
Accumulated other comprehensive income	7,429	—	—	—	—	7,429	—	7,429
Total Starwood Property Trust, Inc. Stockholders’ Equity	8,943,000	885,529	2,315,228	820,313	(7,128,410)	5,835,660	—	5,835,660
Non-controlling interests in consolidated subsidiaries	118	—	205,825	119,826	—	325,769	—	325,769
Total Permanent Equity	8,943,118	885,529	2,521,053	940,139	(7,128,410)	6,161,429	—	6,161,429
Total Liabilities and Equity	$21,319,863	$3,419,326	$5,261,048	$1,575,334	$253,774	$31,829,345	$26,125,765	$57,955,110

The table below presents our consolidated balance sheet as of December 31, 2025 by business segment (amounts in thousands):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Subtotal	Securitization VIEs	Total
Assets:
Cash and cash equivalents	$74,534	$198,031	$70,900	$25,149	$130,866	$499,480	$—	$499,480
Restricted cash	123,215	33,794	3,236	454	14,468	175,167	—	175,167
Loans held-for-investment, net	16,038,333	2,824,379	—	—	—	18,862,712	—	18,862,712
Loans held-for-sale	2,278,067	—	—	45,476	—	2,323,543	—	2,323,543
Investment securities	641,893	31,273	—	1,284,863	—	1,958,029	(1,657,029)	301,000
Properties, net	732,714	—	2,674,276	41,662	—	3,448,652	—	3,448,652
Investments of consolidated affordable housing fund	—	—	1,727,499	—	—	1,727,499	—	1,727,499
Investments in unconsolidated entities	8,514	57,997	—	33,203	—	99,714	(14,962)	84,752
Goodwill	—	119,409	—	140,437	—	259,846	—	259,846
Intangible assets, net	2,817	—	401,268	69,227	—	473,312	(37,253)	436,059
Derivative assets	27,157	—	—	201	18,455	45,813	—	45,813
Accrued interest receivable	157,116	4,424	442	562	135	162,679	—	162,679
Other assets	193,525	4,623	107,468	5,454	51,921	362,991	—	362,991
VIE assets, at fair value	—	—	—	—	—	—	34,493,164	34,493,164
Total Assets	$20,277,885	$3,273,930	$4,985,089	$1,646,688	$215,845	$30,399,437	$32,783,920	$63,183,357
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$165,317	$32,732	$113,707	$60,423	$127,571	$499,750	$—	$499,750
Related-party payable	—	—	—	—	31,662	31,662	—	31,662
Dividends payable	—	—	—	—	180,413	180,413	—	180,413
Derivative liabilities	72,351	—	—	—	11,632	83,983	—	83,983
Secured financing agreements, net	8,637,246	719,942	596,906	517,897	2,226,843	12,698,834	(19,886)	12,678,948
Securitized financing, net	2,224,239	1,645,536	1,261,678	—	—	5,131,453	—	5,131,453
Unsecured senior notes, net	—	—	—	—	4,283,836	4,283,836	—	4,283,836
VIE liabilities, at fair value	—	—	—	—	—	—	32,803,806	32,803,806
Total Liabilities	11,099,153	2,398,210	1,972,291	578,320	6,861,957	22,909,931	32,783,920	55,693,851
Temporary Equity: Redeemable non-controlling interests	—	—	364,118	—	—	364,118	—	364,118
Permanent Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Common stock	—	—	—	—	3,780	3,780	—	3,780
Additional paid-in capital	2,434,975	521,717	365,416	(814,760)	4,449,868	6,957,216	—	6,957,216
Treasury stock	—	—	—	—	(138,022)	(138,022)	—	(138,022)
Retained earnings (accumulated deficit)	6,732,082	354,003	2,077,439	1,759,196	(10,961,738)	(39,018)	—	(39,018)
Accumulated other comprehensive income	11,560	—	—	—	—	11,560	—	11,560
Total Starwood Property Trust, Inc. Stockholders’ Equity	9,178,617	875,720	2,442,855	944,436	(6,646,112)	6,795,516	—	6,795,516
Non-controlling interests in consolidated subsidiaries	115	—	205,825	123,932	—	329,872	—	329,872
Total Permanent Equity	9,178,732	875,720	2,648,680	1,068,368	(6,646,112)	7,125,388	—	7,125,388
Total Liabilities and Equity	$20,277,885	$3,273,930	$4,985,089	$1,646,688	$215,845	$30,399,437	$32,783,920	$63,183,357

The table below presents our additions to long-lived assets by business segment for the three and nine months ended September 30, 2026 and 2025 (amounts in thousands) (1):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Property Segment	$52,988	$2,250,348	$398,949	$2,257,888
Commercial and Residential Lending Segment	3,075	5,432	359,528	205,735
Investing and Servicing Segment	390	1,314	1,925	3,108
Total additions to long-lived assets	$56,453	$2,257,094	$760,402	$2,466,731
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

We have four reportable business segments as of September 30, 2026 and we refer to the investments within these segments as our target assets:
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

Developments During the Third Quarter of 2026
Commercial and Residential Lending Segment
•Originated or acquired $2.4 billion of commercial loans during the quarter, including the following:
◦$587.9 million first mortgage loan secured by an industrial storage portfolio located in various U.S. states, of which the Company funded $558.5 million. During the quarter, we sold $94.7 million of the funded balance to an affiliate of our Manager. Refer to Notes 12 and 16 to the Condensed Consolidated Financial Statements for further discussion.
◦€373.2 million ($428.1 million) first mortgage loan secured by a last-mile logistics portfolio in France, of which the Company funded $266.0 million.
◦$401.3 million first mortgage loan for the construction of a data center in Wisconsin pre-leased to an investment grade tenant, of which the Company funded $98.9 million.
◦$277.0 million first mortgage and mezzanine loan for the construction of a mixed-use development in Florida, of which the Company funded $24.3 million.
◦$141.2 million first mortgage loan secured by a hotel in Florida, which the Company fully funded.
◦$135.0 million first mortgage and mezzanine loan secured by a multifamily property in Florida, which the Company fully funded.
•Funded $235.7 million of previously originated commercial loan commitments and investment securities.
•Received gross proceeds of $1.1 billion ($479.4 million, net of debt repayments) from maturities and principal repayments on our commercial loans and investment securities.
•Sold commercial real estate previously acquired through foreclosure for gross proceeds of $108.5 million during the period:
◦A multifamily property in Dallas, Texas, acquired in October 2024, for $74.0 million, recognizing a net loss of $10.8 million.
◦A multifamily property in Phoenix, Arizona, acquired in November 2024, for $22.6 million, recognizing a net loss of $0.8 million.
◦Two units in a residential conversion project in New York, acquired in April 2021, for $11.9 million, recognizing no gain or loss.
•Redeemed at par the third party financing for our STWD 2021-FL2 and STWD 2022-FL3 CLOs issued in May 2021 and February 2022 for $279.9 million and $299.2 million, respectively, plus accrued interest. We amended an existing commercial credit facility, increasing the maximum facility size by $1.2 billion to $3.0 billion, in part to finance these redemptions.
Infrastructure Lending Segment
•Committed $505.1 million for new infrastructure loans, of which the Company funded $402.3 million, and also funded $34.0 million of pre-existing infrastructure loan commitments.
•Received proceeds of $388.8 million from principal repayments on our infrastructure loans and bonds.
•Amended a credit facility, increasing the facility size by $125.0 million to $500.0 million, reducing the spread by 15 bps and extending the maturity date from August 2028 to September 2030.

Property
•Acquired 10 additional net lease properties for $32.0 million and sold four properties subject to two master leases for $6.3 million, resulting in an immaterial gain.
•Refinanced a pool of our Fundamental net lease properties in July 2026 through an ABS, FI Series 2026-2, with $321.0 million of third party financing at a weighted average fixed rate of 5.47% and weighted average maturity of 5.0 years.
•Amended an existing $600.0 million revolving warehouse credit facility in July 2026 which finances Fundamental’s net lease property acquisitions, reducing the spread by 60 bps.
•Refinanced $36.4 million of the Woodstar Fund investments’ mortgage debt in September 2026 with $97.5 million of new debt that carries an initial term of 10 years.
Investing and Servicing
•Originated commercial conduit loans of $214.9 million.
•Received proceeds of $211.0 million from sales of previously originated commercial conduit loans.
•Sold CMBS for gross proceeds of $4.8 million.
•Obtained one new special servicing assignment for a CMBS trust with a total unpaid principal balance of $445.0 million, while $2.5 billion matured and $673.3 million transferred, bringing our total named special servicing portfolio to $90.8 billion.
Corporate
•Repurchased 6,679,735 shares of common stock with a weighted average repurchase price of $16.11 per share for a total cost of $107.8 million.
•Issued $500.0 million of 5.875% Senior Notes due 2029 in July 2026.
•Repaid the entire $400.0 million of 3.625% Senior Notes at maturity on July 15, 2026.
•Early redeemed the entire $500.0 million of 4.375% Senior Notes due January 2027 on July 16, 2026. In connection with the redemption, we paid $6.3 million to unwind the related interest rate swap.

Developments During the Nine Months Ended September 30, 2026
Commercial and Residential Lending Segment
•Originated or acquired $5.4 billion of commercial loans during the period, including the following:
◦$727.2 million first mortgage loan for the construction of a data center in Virginia pre-leased to an investment grade tenant, of which the Company funded $305.2 million.
◦$598.7 million first mortgage loan for the construction of a data center in Texas pre-leased to an investment grade tenant, of which the Company funded $139.4 million.
◦$587.9 million first mortgage loan secured by an industrial storage portfolio located in various U.S. states, of which the Company funded $558.5 million. During the quarter, we sold $94.7 million of the funded balance to an affiliate of our Manager. Refer to Notes 12 and 16 to the Condensed Consolidated Financial Statements for further discussion.
◦A$625.1 million ($442.1 million) first mortgage loan, representing a 66% participation in the overall loan, secured by a hospitality asset in Australia, of which the Company funded $366.8 million.
◦€373.2 million ($428.1 million) first mortgage loan secured by a last-mile logistics portfolio in France, of which the Company funded $266.0 million.
◦$401.3 million first mortgage loan for the construction of a data center in Wisconsin pre-leased to an investment grade tenant, of which the Company funded $98.9 million.
◦$277.0 million first mortgage and mezzanine loan for the construction of a mixed-use development in Florida, of which the Company funded $24.3 million.
◦$245.0 million first mortgage and mezzanine loan secured by a 666-unit high-rise multifamily property in California, which the Company fully funded.
◦$191.9 million first mortgage and mezzanine loan secured by an industrial portfolio in California, of which the Company funded $174.4 million.
◦$160.0 million first mortgage loan for the construction of a data center in Virginia pre-leased to an investment grade tenant, of which the Company funded $35.0 million. Refer to Note 16 to the Condensed Consolidated Financial Statements for further discussion.
•Funded $630.3 million of previously originated commercial loan commitments and investment securities.
•Received gross proceeds of $2.4 billion ($1.1 billion, net of debt repayments) from maturities and principal repayments on our commercial loans and investment securities.
•Sold commercial real estate previously acquired through foreclosure for gross proceeds of $160.0 million during the period:
◦A multifamily property in Dallas, Texas, acquired in October 2024, for $74.0 million, recognizing a net loss of $10.8 million.
◦A multifamily property in Phoenix, Arizona, acquired in November 2024, for $22.6 million, recognizing a net loss of $0.8 million.
◦A multifamily property in Conyers, Georgia, acquired in February 2025, for $40.0 million, recognizing a net gain of $0.3 million. In connection therewith, we provided $32.0 million of three-year senior secured financing to the purchaser.
◦Four units in a residential conversion project in New York, acquired in April 2021, for $23.4 million, recognizing no gain or loss.

•Acquired the additional remaining $143.8 million senior mortgage loan interest secured by an industrial complex in Long Island City, New York, for which we have an existing $275.9 million first mortgage and mezzanine loan interest, in order to preserve our rights as the mezzanine lender.
•Transferred $229.8 million of residential loans from VIE assets to loans held-for-investment upon redemption of a consolidated RMBS trust.
•Redeemed at par the third party financing for our STWD 2021-FL2 and STWD 2022-FL3 CLOs issued in May 2021 and February 2022 for $279.9 million and $299.2 million, respectively, plus accrued interest. We amended an existing commercial credit facility, increasing the maximum facility size by $1.2 billion to $3.0 billion, in part to finance these redemptions.
•Amended several other credit facilities, resulting in an aggregate net upsize of $435.0 million and extended the weighted average maturity on these facilities by 1.2 years to 2.0 years.
Infrastructure Lending Segment
•Committed $1.5 billion for new infrastructure loans and bonds, of which the Company funded $1.3 billion, and also funded $59.7 million of pre-existing infrastructure loan commitments.
•Received proceeds of $1.2 billion from principal repayments on our infrastructure loans and bonds.
•Amended a credit facility, increasing the facility size by $125.0 million to $500.0 million, reducing the spread by 15 bps and extending the maturity date from August 2028 to September 2030.
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
Property
•Acquired 58 additional net lease properties for $340.6 million and sold 17 properties subject to three master leases for $31.1 million, recognizing a total net gain of $0.6 million.
•Refinanced a pool of our Fundamental net lease properties in July 2026 through an ABS, FI Series 2026-2, with $321.0 million of third party financing at a weighted average fixed rate of 5.47% and weighted average maturity of 5.0 years.
•Amended an existing $600.0 million revolving warehouse credit facility in July 2026 which finances Fundamental’s net lease property acquisitions, reducing the spread by 60 bps.
•Refinanced $36.4 million of the Woodstar Fund investments’ mortgage debt in September 2026 with $97.5 million of new debt that carries an initial term of 10 years.
•Entered into a new revolving warehouse credit facility in April 2026 to finance Fundamental’s net lease property acquisitions. The facility totals $1.0 billion, of which $500.0 million is committed and $500.0 million is uncommitted. It has a five-year term and an advance rate of up to 70%.
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

Investing and Servicing Segment
•Originated or acquired commercial conduit loans of $739.5 million.
•Received proceeds of $735.0 million from sales of previously originated or acquired commercial conduit loans.
•Acquired CMBS for a purchase price of $53.3 million, of which $1.4 million related to non-controlling interests, and sold CMBS for total gross proceeds of $21.9 million.
•Obtained six new special servicing assignments for CMBS trusts with a total unpaid principal balance of $3.5 billion, while $8.1 billion matured and $2.1 billion transferred, bringing our total named special servicing portfolio to $90.8 billion.
•Sold a hospitality asset in New York City for gross proceeds of $13.1 million and recognized a gain of $2.3 million. The property had been acquired through foreclosure in June 2024 after the related loan was acquired as nonperforming in October 2021.
Corporate
•Repurchased 8,388,073 shares of common stock with a weighted average repurchase price of $16.39 per share for a total cost of $137.7 million.
•Issued $500.0 million of 5.875% Senior Notes due 2029 in July 2026.
•Repaid the entire $400.0 million of 3.625% Senior Notes at maturity on July 15, 2026.
•Early redeemed the entire $500.0 million of 4.375% Senior Notes due January 2027 on July 16, 2026. In connection with the redemption, we paid $6.3 million to unwind the related interest rate swap.
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
The following table compares our summarized results of operations for the three months ended September 30, 2026 and June 30, 2026 and for the nine months ended September 30, 2026 and 2025 by business segment (amounts in thousands):

	For the Three Months Ended			For the Nine Months Ended
Revenues:	September 30, 2026	June 30, 2026	$ Change	September 30, 2026	September 30, 2025	$ Change
Commercial and Residential Lending Segment	$377,533	$364,214	$13,319	$1,086,328	$1,012,499	$73,829
Infrastructure Lending Segment	70,512	68,946	1,566	202,753	206,527	(3,774)
Property Segment	68,457	64,189	4,268	193,946	79,222	114,724
Investing and Servicing Segment	66,410	52,662	13,748	199,909	173,548	26,361
Corporate	888	822	66	2,380	1,324	1,056
Securitization VIE eliminations	(37,947)	(37,165)	(782)	(113,339)	(121,779)	8,440
	545,853	513,668	32,185	1,571,977	1,351,341	220,636
Costs and expenses:
Commercial and Residential Lending Segment	539,855	226,739	313,116	956,457	602,429	354,028
Infrastructure Lending Segment	44,231	45,784	(1,553)	131,788	139,536	(7,748)
Property Segment	77,880	73,318	4,562	223,427	102,616	120,811
Investing and Servicing Segment	30,401	36,859	(6,458)	99,962	107,338	(7,376)
Corporate	147,569	142,322	5,247	433,773	352,840	80,933
Securitization VIE eliminations	(200)	(254)	54	(598)	(612)	14
	839,736	524,768	314,968	1,844,809	1,304,147	540,662
Other income (loss):
Commercial and Residential Lending Segment	(81,657)	(997)	(80,660)	(95,600)	88,780	(184,380)
Infrastructure Lending Segment	5,118	3,027	2,091	9,097	112	8,985
Property Segment	38,442	12,231	26,211	65,294	(993)	66,287
Investing and Servicing Segment	(1,820)	15,397	(17,217)	15,626	50,540	(34,914)
Corporate	(88,181)	(34,240)	(53,941)	(143,854)	41,707	(185,561)
Securitization VIE eliminations	37,747	36,911	836	112,741	121,167	(8,426)
	(90,351)	32,329	(122,680)	(36,696)	301,313	(338,009)
(Loss) income before income taxes:
Commercial and Residential Lending Segment	(243,979)	136,478	(380,457)	34,271	498,850	(464,579)
Infrastructure Lending Segment	31,399	26,189	5,210	80,062	67,103	12,959
Property Segment	29,019	3,102	25,917	35,813	(24,387)	60,200
Investing and Servicing Segment	34,189	31,200	2,989	115,573	116,750	(1,177)
Corporate	(234,862)	(175,740)	(59,122)	(575,247)	(309,809)	(265,438)
Securitization VIE eliminations	—	—	—	—	—	—
	(384,234)	21,229	(405,463)	(309,528)	348,507	(658,035)
Income tax benefit (provision)	3,069	(6,224)	9,293	790	(17,780)	18,570
Net income attributable to non-controlling interests	(8,543)	(8,448)	(95)	(22,535)	(16,098)	(6,437)
Net (loss) income attributable to Starwood Property Trust, Inc.	$(389,708)	$6,557	$(396,265)	$(331,273)	$314,629	$(645,902)

Three Months Ended September 30, 2026 Compared to the Three Months Ended June 30, 2026
Commercial and Residential Lending Segment

Revenues

For the three months ended September 30, 2026, revenues of our Commercial and Residential Lending Segment increased $13.3 million to $377.5 million, compared to $364.2 million for the three months ended June 30, 2026. This was primarily due to a $14.0 million increase in interest income from loans. The increase in interest income from loans was comprised of (i) an $11.5 million increase from commercial loans, primarily reflecting higher average loan balances and prepayment related income, and (ii) a $2.5 million increase from residential loans, primarily reflecting the transfer of $229.8 million of residential loans to loans held-for-investment upon our redemption of a consolidated RMBS trust in late June 2026. Interest income from investment securities was relatively unchanged between quarters, reflecting a $1.8 million increase from a new commercial lending investment offset by a $1.8 million decrease from RMBS investments, primarily due to the RMBS trust redemption.

Costs and Expenses

For the three months ended September 30, 2026, costs and expenses of our Commercial and Residential Lending Segment increased $313.2 million to $539.9 million, compared to $226.7 million for the three months ended June 30, 2026. This was primarily due to increases of $307.0 million in credit loss provision and $6.3 million in interest expense. The increase in the credit loss provision is the result of increased risk of repayment shortfalls associated with higher projected interest rates. Because our loan portfolio is predominantly floating-rate, higher rates create an increased debt service burden for our borrowers. Higher rates also contribute to higher capitalization rates and lower property values, placing pressure on borrowers’ ability to refinance or sell the underlying properties. The increase in interest expense associated with the various financing facilities used to fund a portion of this segment’s investment portfolio was primarily due to higher average borrowings outstanding.

Net Interest Income (amounts in thousands)

	For the Three Months Ended
	September 30, 2026	June 30, 2026	Change
Interest income from loans	$341,142	$327,151	$13,991
Interest income from investment securities	15,409	15,344	65
Interest expense	(167,070)	(160,750)	(6,320)
Net interest income	$189,481	$181,745	$7,736

For the three months ended September 30, 2026, net interest income of our Commercial and Residential Lending Segment increased $7.7 million to $189.5 million, compared to $181.7 million for the three months ended June 30, 2026. This reflects the increase in interest income, partially offset by the increase in interest expense on our secured financing facilities, both as discussed in the sections above.

During the three months ended September 30, 2026 and June 30, 2026, the weighted average unlevered yields on the Commercial and Residential Lending Segment’s loans and investment securities, excluding retained RMBS and loans for which interest income is not recognized, were as follows:

	For the Three Months Ended
	September 30, 2026	June 30, 2026
Commercial	7.4%	7.4%
Residential	5.1%	4.8%
Overall	7.1%	7.1%

The weighted average unlevered yield on our commercial loans remained consistent between quarters. The unlevered yield on our residential loans increased primarily due to the redemption of the RMBS trust in late June, which transferred in loans with higher average yields, and an overall decline in fair value of residential loans in the third quarter of 2026.

During both the three months ended September 30, 2026 and June 30, 2026, the Commercial and Residential Lending Segment’s weighted average secured borrowing rate, inclusive of the amortization of deferred financing fees, was 5.6%. Interest rate hedges had the effect of reducing the weighted average borrowing costs to 5.4% and 5.3% during the three months ended September 30, 2026 and June 30, 2026, respectively.

Other Loss

For the three months ended September 30, 2026, other loss of our Commercial and Residential Lending Segment increased $80.7 million to $81.7 million compared to $1.0 million for the three months ended June 30, 2026. This was primarily due to (i) a $108.7 million greater decrease in fair value of residential loans primarily reflecting higher interest rates and, to a lesser extent, wider credit spreads, (ii) $32.2 million of impairments recognized in the third quarter on two multifamily properties previously acquired through foreclosure and (iii) $11.6 million of losses on sales of two other multifamily properties acquired through foreclosure, partially offset by (iv) a $63.1 million increased net gain on derivatives and (v) a $5.2 million decreased foreign currency loss. The increased net gain on derivatives in the third quarter of 2026 reflects (i) a $59.0 million higher gain on interest rate swaps principally related to residential loans and (ii) a $4.1 million decreased loss on foreign currency hedges. The interest rate swaps are used primarily to hedge our interest rate risk on residential loans and to fix our interest rate payments on certain variable rate borrowings which fund fixed rate investments. The foreign currency hedges are used to fix the U.S. dollar amounts of cash flows (both interest and principal payments) we expect to receive from our foreign currency denominated loans and investments. The decreased foreign currency loss and loss on foreign currency hedges reflects the weakening of the U.S. dollar against the pound sterling (“GBP”) and Australian dollar (“AUD”), partially offset by a strengthening against the Euro (“EUR”), in the third quarter of 2026 relative to a similar pattern in the second quarter of 2026.

Infrastructure Lending Segment

Revenues

For the three months ended September 30, 2026, revenues of our Infrastructure Lending Segment increased $1.6 million to $70.5 million, compared to $68.9 million for the three months ended June 30, 2026. This was primarily due to a $1.6 million increase in interest income from investment securities, primarily reflecting a new investment in late June 2026.

Costs and Expenses

For the three months ended September 30, 2026, costs and expenses of our Infrastructure Lending Segment decreased $1.6 million to $44.2 million, compared to $45.8 million for the three months ended June 30, 2026. This was primarily due to (i) a $1.2 million decrease in general, administrative and other expenses and (ii) a $0.5 million decrease in credit loss provision to a reversal of $0.2 million in the third quarter compared to a provision of $0.3 million in the second quarter, partially offset by (iii) a $0.2 million increase in interest expense.

Net Interest Income (amounts in thousands)

	For the Three Months Ended
	September 30, 2026	June 30, 2026	Change
Interest income from loans	$66,654	$66,991	$(337)
Interest income from investment securities	2,090	481	1,609
Interest expense	(38,810)	(38,625)	(185)
Net interest income	$29,934	$28,847	$1,087

For the three months ended September 30, 2026, net interest income of our Infrastructure Lending Segment increased $1.1 million to $29.9 million, compared to $28.8 million for the three months ended June 30, 2026. The increase reflects the increase in interest income from investment securities, partially offset by a decrease in interest income from loans and the increase in interest expense on the secured financing facilities used to fund this segment’s investment portfolio, as discussed in the sections above.

During the three months ended September 30, 2026 and June 30, 2026, the weighted average unlevered yields on the Infrastructure Lending Segment’s loans and investment securities, excluding those for which interest income is not recognized, were 8.5% and 8.4%, respectively.

During the three months ended September 30, 2026 and June 30, 2026, the Infrastructure Lending Segment’s weighted average secured borrowing rates, inclusive of the amortization of deferred financing fees, were 6.3% and 6.2%, respectively.

Other Income

For the three months ended September 30, 2026, other income of our Infrastructure Lending Segment increased $2.1 million to $5.1 million, compared to $3.0 million for the three months ended June 30, 2026. This was due to (i) a $3.1 million increased gain on derivatives, representing primarily interest rate swaps on variable rate borrowings which finance fixed rate investment securities, partially offset by (ii) a $1.0 million decrease in earnings from unconsolidated entities.

Property Segment

Change in Results by Portfolio (amounts in thousands)

	$ Change from prior period
	Revenues	Depreciation and amortization	Other costs and expenses	Gain (loss) on derivative financial instruments	Other income (loss)	Income (loss) before income taxes
Fundamental	$3,888	$1,547	$2,178	$6,407	$62	$6,632
Medical Office Portfolio	351	70	659	31	—	(347)
Woodstar Fund	31	—	1	—	18,131	18,161
D.C. Multifamily Conversion	—	—	—	—	1,587	1,587
Other/Corporate	(2)	—	107	—	(7)	(116)
Total	$4,268	$1,617	$2,945	$6,438	$19,773	$25,917

See Notes 6 and 7 to the Condensed Consolidated Financial Statements for a description of the above-referenced Property Segment assets.

Revenues

For the three months ended September 30, 2026, revenues of our Property Segment increased $4.3 million to $68.5 million, compared to $64.2 million for the three months ended June 30, 2026, primarily due to Fundamental’s acquisition of additional net lease properties.

Costs and Expenses

For the three months ended September 30, 2026, costs and expenses of our Property Segment increased $4.6 million to $77.9 million, compared to $73.3 million for the three months ended June 30, 2026. This was primarily due to increases in interest expense of $3.5 million and depreciation and amortization of $1.6 million, principally related to properties acquired by Fundamental.

Other Income

For the three months ended September 30, 2026, other income of our Property Segment increased $26.2 million to $38.4 million compared to $12.2 million for the three months ended June 30, 2026. This was primarily due to (i) an $18.1 million increase in income attributable to investments of the Woodstar Fund, primarily related to unrealized fair value changes, and (ii) a $6.4 million increased gain on interest rate derivatives which primarily hedge the timing of securitizations on Fundamental collateral while on a warehouse line.

Investing and Servicing Segment

Revenues

For the three months ended September 30, 2026, revenues of our Investing and Servicing Segment increased $13.7 million to $66.4 million, compared to $52.7 million for the three months ended June 30, 2026. This was primarily due to a $16.4 million increase in servicing fees principally related to default interest, partially offset by a $2.8 million decrease in interest income on lower average conduit loan balances.

Costs and Expenses

For the three months ended September 30, 2026, costs and expenses of our Investing and Servicing Segment decreased $6.5 million to $30.4 million, compared to $36.9 million for the three months ended June 30, 2026. This was primarily due to decreases of (i) $4.9 million in general and administrative expenses, principally related to lower loan securitization activity, and (ii) $1.4 million in interest expense, primarily on conduit loan financing.

Other Income (Loss)

For the three months ended September 30, 2026, other income of our Investing and Servicing Segment decreased $17.2 million to a loss of $1.8 million, compared to income of $15.4 million for the three months ended June 30, 2026. This was primarily due to (i) a $12.9 million unfavorable change in fair value of conduit loans, (ii) the nonrecurrence of a $2.3 million gain on sale of a foreclosed property in the second quarter of 2026 and (iii) a $1.9 million greater decrease in fair value of CMBS investments.

Corporate and Other Items

Corporate Costs and Expenses

For the three months ended September 30, 2026, corporate expenses increased $5.3 million to $147.6 million, compared to $142.3 million for the three months ended June 30, 2026. This was primarily due to a $5.9 million increase in interest expense, reflecting higher interest rates on newly issued unsecured senior notes and higher average secured term loan borrowings outstanding.

Corporate Other Loss

For the three months ended September 30, 2026, corporate other loss increased $54.0 million to $88.2 million, compared to $34.2 million for the three months ended June 30, 2026. This was primarily due to an increased loss on our fixed-to-floating interest rate swaps which hedge a portion of our unsecured senior notes.

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

Income Tax Benefit (Provision)

Our consolidated income taxes principally relate to the taxable nature of our loan servicing and loan securitization businesses which are housed in taxable REIT subsidiaries (“TRSs”). For the three months ended September 30, 2026, our income tax provision decreased $9.3 million to a benefit of $3.1 million compared to a provision of $6.2 million for the three months ended June 30, 2026. This was primarily due to tax losses of our TRSs in the third quarter of 2026 compared to taxable income of our TRSs in the second quarter of 2026.

Net Income Attributable to Non-controlling Interests

During the three months ended September 30, 2026, net income attributable to non-controlling interests increased $0.1 million to $8.5 million, compared to $8.4 million during the three months ended June 30, 2026. This was primarily due to non-controlling interests in higher income of the Woodstar Fund in the third quarter of 2026, mostly offset by an unfavorable change in unrealized gains (losses) of a consolidated CMBS joint venture.

Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025
Commercial and Residential Lending Segment
Revenues
For the nine months ended September 30, 2026, revenues of our Commercial and Residential Lending Segment increased $73.8 million to $1.1 billion, compared to $1.0 billion for the nine months ended September 30, 2025. This was primarily due to increases in interest income from loans of $58.8 million and rental income from foreclosed properties of $33.6 million, partially offset by a decrease in interest income from investment securities of $17.2 million. The increase in interest income from loans reflects (i) a $63.6 million increase from commercial loans, reflecting higher average balances, partially offset by lower average index rates and spreads and additional loans placed on nonaccrual, and (ii) a $4.8 million decrease from residential loans principally due to lower average balances partially offset by the transfer of $229.8 million of residential loans to loans held-for-investment upon our redemption of a consolidated RMBS trust in late June 2026. The decrease in interest income from investment securities was primarily due to lower average commercial and residential investment balances due to repayments and the RMBS trust redemption.
Costs and Expenses
For the nine months ended September 30, 2026, costs and expenses of our Commercial and Residential Lending Segment increased $354.1 million to $956.5 million, compared to $602.4 million for the nine months ended September 30, 2025. This was primarily due to increases of $362.5 million in credit loss provision and $34.5 million in rental costs and expenses, partially offset by a $44.9 million decrease in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio. The increase in the credit loss provision is the result of increased risk of repayment shortfalls associated with higher projected interest rates. Because our loan portfolio is predominantly floating-rate, higher rates create an increased debt service burden for our borrowers. Higher rates also contribute to higher capitalization rates and lower property values, placing pressure on borrowers’ ability to refinance or sell the underlying properties. The decrease in interest expense was primarily due to lower average index rates and spreads, partially offset by higher average borrowings outstanding.

Net Interest Income (amounts in thousands)

	For the Nine Months Ended September 30,
	2026	2025	Change
Interest income from loans	$978,607	$919,788	$58,819
Interest income from investment securities	46,390	63,629	(17,239)
Interest expense	(482,743)	(527,684)	44,941
Net interest income	$542,254	$455,733	$86,521
For the nine months ended September 30, 2026, net interest income of our Commercial and Residential Lending Segment increased $86.5 million to $542.3 million, compared to $455.7 million for the nine months ended September 30, 2025. This reflects the net increase in interest income and the decrease in interest expense on our secured financing facilities, both as discussed in the sections above.
During the nine months ended September 30, 2026 and 2025, the weighted average unlevered yields on the Commercial and Residential Lending Segment’s loans and investment securities, excluding retained RMBS and loans for which interest income is not recognized, were as follows:

	For the Nine Months Ended September 30,
	2026	2025
Commercial	7.4%	8.3%
Residential	4.9%	5.0%
Overall	7.1%	7.8%
The weighted average unlevered yield on our commercial loans decreased primarily due to lower average index rates and spreads. The unlevered yield on our residential loans declined slightly primarily due to an increase in the fair value of those loans.

During the nine months ended September 30, 2026 and 2025, the Commercial and Residential Lending Segment’s weighted average secured borrowing rates, inclusive of the amortization of deferred financing fees, were 5.6% and 6.5%, respectively. The decrease in borrowing rates primarily reflects lower average index rates and spreads. Interest rate hedges had the effect of adjusting these weighted average borrowing costs to 5.3% and 5.9% during the nine months ended September 30, 2026 and 2025, respectively.
Other Income (Loss)
For the nine months ended September 30, 2026, other income of our Commercial and Residential Lending Segment decreased $184.4 million to a loss of $95.6 million, compared to income of $88.8 million for the nine months ended September 30, 2025. This was primarily due to (i) a $246.6 million unfavorable change in fair value of residential loans, primarily reflecting higher interest rates and, to a lesser extent, wider credit spreads in the nine months of 2026, (ii) a $118.2 million unfavorable change in foreign currency gain (loss), (iii) a $44.0 million unfavorable change in gain (loss) on sales of foreclosed properties and other assets, (iv) $32.2 million of impairments recognized in the nine months of 2026 on two multifamily properties previously acquired through foreclosure, (v) the nonrecurrence of a $20.8 million gain on extinguishment of debt in the nine months of 2025 and (vi) a $6.7 million unfavorable change in fair value of RMBS investments, all partially offset by (vii) a $290.3 million favorable change in gain (loss) on derivatives. The favorable change in gain (loss) on derivatives during the nine months ended September 30, 2026 reflects (i) a $181.0 million favorable change in gain (loss) on interest rate swaps principally related to residential loans and (ii) a $109.3 million decreased loss on foreign currency hedges. The interest rate swaps are used primarily to hedge our interest rate risk on residential loans and to fix our interest rate payments on certain variable rate borrowings which fund fixed rate investments. The foreign currency hedges are used to fix the U.S. dollar amounts of cash flows (both interest and principal payments) we expect to receive from our foreign currency denominated loans and investments. The unfavorable change in foreign currency gain (loss) and the decreased loss on foreign currency hedges reflect the strengthening of the U.S. dollar against the GBP and EUR, partially offset by a weakening against the AUD, during the nine months of 2026, compared to a weakening of the U.S. dollar against each of those currencies in the nine months of 2025.
Infrastructure Lending Segment
Revenues
For the nine months ended September 30, 2026, revenues of our Infrastructure Lending Segment decreased $3.7 million to $202.8 million, compared to $206.5 million for the nine months ended September 30, 2025. This was primarily due to (i) an $8.0 million decrease in interest income from loans, reflecting lower average index rates and spreads and lower prepayment related income, partially offset by higher average loan balances and unused commitment fees, (ii) a $2.5 million increase in interest income from investment securities, primarily reflecting a new investment in late June 2026, and (iii) a $1.8 million increase in interest income from cash balances.
Costs and Expenses
For the nine months ended September 30, 2026, costs and expenses of our Infrastructure Lending Segment decreased $7.7 million to $131.8 million, compared to $139.5 million for the nine months ended September 30, 2025. This was primarily due to (i) a $5.1 million decrease in credit loss provision to a reversal of $0.8 million in the nine months of 2026 compared to a provision of $4.3 million in the nine months of 2025, reflecting lower net fundings, (ii) a $1.5 million decrease in interest expense, reflecting lower average index rates and spreads, partially offset by higher average borrowings outstanding, and (iii) a $1.1 million net decrease in general, administrative and other expenses.
Net Interest Income (amounts in thousands)

	For the Nine Months Ended September 30,
	2026	2025	Change
Interest income from loans	$195,083	$203,129	$(8,046)
Interest income from investment securities	2,955	452	2,503
Interest expense	(114,131)	(115,662)	1,531
Net interest income	$83,907	$87,919	$(4,012)
For the nine months ended September 30, 2026, net interest income of our Infrastructure Lending Segment decreased $4.0 million to $83.9 million, compared to $87.9 million for the nine months ended September 30, 2025. This reflects the net decrease in interest income from loans and investment securities, partially offset by the decrease in interest expense on the secured financing facilities, as discussed in the sections above.
During the nine months ended September 30, 2026 and 2025, the weighted average unlevered yields on the Infrastructure Lending Segment’s loans and investment securities, excluding those for which interest income is not recognized, were 8.7% and 9.7%, respectively, reflecting lower average index rates and spreads in the nine months of 2026.
During the nine months ended September 30, 2026 and 2025, the Infrastructure Lending Segment’s weighted average secured borrowing rates, inclusive of the amortization of deferred financing fees, were 6.2% and 6.9%, respectively, reflecting lower average index rates and spreads in the nine months of 2026.
Other Income
For the nine months ended September 30, 2026, other income of our Infrastructure Lending Segment increased $9.0 million to $9.1 million, compared to $0.1 million for the nine months ended September 30, 2025. This was primarily due to (i) a $4.9 million increase in earnings from unconsolidated entities and (ii) a $3.9 million favorable change in gain (loss) on derivatives, representing primarily interest rate swaps on variable rate borrowings which finance fixed rate investments.
Property Segment
Change in Results by Portfolio (amounts in thousands)

	$ Change from prior period
	Revenues	Depreciation and amortization	Other costs and expenses	Gain (loss) on derivative financial instruments	Other income (loss)	Income (loss) before income taxes
Fundamental	$113,070	$54,945	$69,850	$33,445	$734	$22,454
Medical Office Portfolio	1,590	103	(3,748)	59	(304)	4,990
Woodstar Fund	86	—	(34)	—	31,105	31,225
D.C. Multifamily Conversion	—	—	—	—	1,278	1,278
Other/Corporate	(22)	—	(305)	—	(30)	253
Total	$114,724	$55,048	$65,763	$33,504	$32,783	$60,200
Revenues
For the nine months ended September 30, 2026, revenues of our Property Segment increased $114.7 million to $193.9 million, compared to $79.2 million for the nine months ended September 30, 2025. This was primarily due to our acquisition of Fundamental in July 2025, which provided $113.1 million of incremental net lease rental income during the nine months of 2026 compared to the partial period following its acquisition in 2025.
Costs and Expenses
For the nine months ended September 30, 2026, costs and expenses of our Property Segment increased $120.8 million to $223.4 million, compared to $102.6 million for the nine months ended September 30, 2025. This was primarily due to the acquisition of Fundamental in July 2025, which introduced (i) higher interest expense, general and administrative expenses and costs of rental operations totaling $69.8 million and (ii) higher asset depreciation and amortization of $54.9 million, during the nine months of 2026 compared to the partial period following its acquisition in 2025, the effect of which was partially offset by (iii) a $4.8 million decrease in interest expense on variable rate borrowings of the Medical Office Portfolio, primarily due to repayment of its $39.5 million mezzanine debt in February 2026 and lower average index rates.
Other Income (Loss)
For the nine months ended September 30, 2026, other income of our Property Segment increased $66.3 million to income of $65.3 million, compared to a loss of $1.0 million for the nine months ended September 30, 2025. This was primarily due to (i) a $33.5 million favorable change in gain (loss) on derivatives which primarily hedge the timing of securitizations on Fundamental collateral while on a warehouse line and (ii) a $31.1 million increase in income attributable to investments of the Woodstar Fund, primarily related to unrealized fair value changes.

Investing and Servicing Segment
Revenues
For the nine months ended September 30, 2026, revenues of our Investing and Servicing Segment increased $26.4 million to $199.9 million, compared to $173.5 million for the nine months ended September 30, 2025. This was primarily due to (i) a $40.2 million increase in servicing fees principally related to default interest, partially offset by (ii) an $8.6 million decrease in interest income from CMBS investments and conduit loans primarily due to lower interest recoveries on CMBS investments and lower average loan balances held during the nine months of 2026 and (iii) a $5.1 million decrease in rental income on fewer properties held.
Costs and Expenses
For the nine months ended September 30, 2026, costs and expenses of our Investing and Servicing Segment decreased $7.3 million to $100.0 million, compared to $107.3 million for the nine months ended September 30, 2025. This was primarily due to decreases of (i) $4.4 million in general and administrative expenses, principally related to lower loan securitization activity, and (ii) $3.8 million in rental costs and expenses.
Other Income
For the nine months ended September 30, 2026, other income of our Investing and Servicing Segment decreased $34.9 million to $15.6 million, compared to $50.5 million for the nine months ended September 30, 2025. This was primarily due to (i) a $28.4 million lesser increase in fair value of conduit loans and (ii) a $7.6 million decrease in earnings from unconsolidated entities, partially offset by (iii) a $3.1 million favorable change in gain (loss) on derivatives which primarily hedge our interest rate risk on conduit loans and CMBS investments.
Corporate and Other Items
Corporate Costs and Expenses
For the nine months ended September 30, 2026, corporate expenses increased $81.0 million to $433.8 million, compared to $352.8 million for the nine months ended September 30, 2025. This was primarily due to (i) an $88.4 million increase in interest expense reflecting higher average balances of unsecured senior notes and secured term loans outstanding, partially offset by lower spreads and index rates on the secured term loans, and (ii) a $6.9 million decrease in management fees, principally reflecting lower incentive fees and stock compensation expense.
Corporate Other Income (Loss)
For the nine months ended September 30, 2026, corporate other income decreased $185.6 million to a loss of $143.9 million, compared to income of $41.7 million for the nine months ended September 30, 2025. This was primarily due to an unfavorable change in gain (loss) on fixed-to-floating interest rate swaps which hedge a portion of our unsecured senior notes.
Securitization VIE Eliminations

Refer to the preceding comparison of the three months ended September 30, 2026 to the three months ended June 30, 2026 for a discussion of the effect of securitization VIE eliminations.
Income Tax Benefit (Provision)
Our consolidated income taxes principally relate to the taxable nature of our loan servicing and loan securitization businesses which are housed in TRSs. For the nine months ended September 30, 2026, our income tax provision decreased $18.6 million to a benefit of $0.8 million, compared to a provision of $17.8 million for the nine months ended September 30, 2025. This was primarily due to tax losses of our TRSs in the nine months of 2026 compared to taxable income of our TRSs in the nine months of 2025.

Net Income Attributable to Non-controlling Interests
For the nine months ended September 30, 2026, net income attributable to non-controlling interests increased $6.4 million to $22.5 million, compared to $16.1 million for the nine months ended September 30, 2025. This was primarily due to non-controlling interests in higher income of the Woodstar Fund in the nine months of 2026.
Non-GAAP Financial Measures
Distributable Earnings and Distributable Earnings prior to realized commercial lending gains and losses are non-GAAP financial measures. We calculate Distributable Earnings as GAAP net income (loss) excluding the following: (i) non-cash equity compensation expense; (ii) the incentive fee due under our management agreement; (iii) acquisition and investment pursuit costs associated with successful acquisitions; (iv) depreciation and amortization of real estate and associated intangibles; (v) unrealized gains (losses), net of realized gains (losses), as described further below; (vi) other non-cash items; and (vii) to the extent deducted from net income (loss), distributions payable with respect to equity securities of subsidiaries issued in exchange for properties or interests therein (i.e. the Woodstar II Class A units), with each of the above adjusted for any related non-controlling interest. Distributable Earnings may be adjusted to exclude one-time events pursuant to changes in GAAP and certain other non-cash adjustments as determined by our Manager and approved by a majority of our independent directors.
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
We believe it is also useful to present another non-GAAP financial measure, Distributable Earnings prior to realized commercial lending gains and losses. This measure adjusts Distributable Earnings to exclude realized gains and losses resulting from the disposition or resolution of commercial loans that were on nonaccrual or properties acquired through foreclosure held within our Commercial and Residential Lending Segment. We believe this supplemental measure helps investors assess the earnings capacity of our existing investment portfolio and inform their assessment of future earnings and potential dividends by separately identifying the impact of realized commercial lending gains and losses arising from loan resolutions and dispositions of foreclosed real estate. Because these gains and losses remain an important component of our overall economic performance and dividend coverage, they are included in Distributable Earnings. Management and our Board of Directors consider both measures when evaluating our performance and determining our dividend.

Distributable Earnings and Distributable Earnings prior to realized commercial lending gains and losses do not represent net income (loss) or cash generated from operating activities and should not be considered as alternatives to GAAP net income (loss), or an indication of our GAAP cash flows from operations, a measure of our liquidity, taxable income, or an indication of funds available for our cash needs. In addition, our methodology for calculating Distributable Earnings and Distributable Earnings prior to realized commercial lending gains and losses may differ from the methodologies employed by other companies to calculate the same or similar supplemental performance measures, and accordingly, our reported Distributable Earnings and Distributable Earnings prior to realized commercial lending gains and losses may not be comparable to similar measures reported by other companies.
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
The weighted average diluted share count applied to Distributable Earnings and Distributable Earnings prior to realized commercial lending gains and losses for purposes of determining Distributable Earnings and Distributable Earnings prior to realized commercial lending gains and losses per share (“EPS”) is computed using the GAAP diluted share count, adjusted for the following:
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
The following table presents our diluted weighted average shares used in our GAAP EPS calculations reconciled to our diluted weighted average shares used in our Distributable EPS calculations (amounts in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	June 30, 2026	September 30, 2026	September 30, 2025
Diluted weighted average shares - GAAP EPS	363,866	366,731	365,566	344,299
Add: Unvested stock awards	5,594	5,565	5,740	5,052
Add: Woodstar II Class A Units	9,643	9,643	9,643	9,664
Diluted weighted average shares - Distributable EPS	379,103	381,939	380,949	359,015
As noted above, the definition of Distributable Earnings provides flexibility for management to make adjustments, subject to the approval of a majority of our independent directors, when appropriate in order for Distributable Earnings to be calculated in a manner consistent with its definition and objective. No adjustments to the definition of Distributable Earnings became effective during the nine months ended September 30, 2026, however, our presentation of Distributable Earnings prior to realized commercial lending gains and losses commenced this quarter.

The following tables summarize our quarterly Distributable Earnings and Distributable Earnings prior to realized commercial lending gains and losses per weighted average diluted share for the nine months ended September 30, 2026 and 2025:

	Distributable Earnings For the Three-Month Periods Ended
	March 31,	June 30,	September 30,
2026	$0.39	$0.40	$0.31
2025	0.45	0.43	0.40

	Distributable Earnings Prior to Realized Commercial Lending Gains and Losses For the Three-Month Periods Ended
	March 31,	June 30,	September 30,
2026	$0.40	$0.40	$0.41
2025	0.45	0.56	0.39

Distributable Earnings per weighted average diluted share for the nine months ended September 30, 2026 and 2025 and Distributable Earnings prior to realized commercial lending gains and losses per weighted average diluted share for the nine months ended September 30, 2025 do not equal the sum of the individual quarters due to rounding and other computational factors.

The following table presents our summarized results of operations and reconciliation to Distributable Earnings and Distributable Earnings prior to realized commercial lending gains and losses for the three months ended September 30, 2026, by business segment (amounts in thousands, except per share data). Refer to the footnotes following the similar reconciliation table for the nine months ended September 30, 2025.

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Total
Revenues	$377,533	$70,512	$68,457	$66,410	$888	$583,800
Costs and expenses	(539,855)	(44,231)	(77,880)	(30,401)	(147,569)	(839,936)
Other (loss) income	(81,657)	5,118	38,442	(1,820)	(88,181)	(128,098)
(Loss) income before income taxes	(243,979)	31,399	29,019	34,189	(234,862)	(384,234)
Income tax benefit (provision)	7,419	(267)	(19)	(4,064)	—	3,069
(Income) loss attributable to non-controlling interests	(3)	—	(9,012)	472	—	(8,543)
Net (loss) income attributable to Starwood Property Trust, Inc.	(236,563)	31,132	19,988	30,597	(234,862)	(389,708)
Add / (Deduct):
Non-controlling interests attributable to Woodstar II Class A Units	—	—	4,628	—	—	4,628
Non-controlling interests attributable to unrealized gains/losses	—	—	714	(929)	—	(215)
Non-cash equity compensation expense	2,613	797	(269)	1,467	6,472	11,080
Depreciation and amortization	4,580	—	31,237	1,083	—	36,900
Straight-line rent adjustment	—	—	(1,864)	57	—	(1,807)
Interest income adjustment for loans and securities	4,558	—	—	13,207	—	17,765
Consolidated income tax (benefit) provision associated with fair value adjustments	(7,419)	267	19	4,064	—	(3,069)
Other non-cash items	3	(1)	(82)	(406)	—	(486)
Reversal of GAAP unrealized and realized (gains) / losses on: (1)
Loans	121,362	—	—	276	—	121,638
Credit loss provision (reversal), net	336,824	(212)	—	—	—	336,612
Securities	(879)	—	—	3,666	—	2,787
Woodstar Fund investments	—	—	(23,060)	—	—	(23,060)
Derivatives	(84,663)	(3,470)	(14,792)	(815)	87,314	(16,426)
Foreign currency	480	—	(11)	—	—	469
Earnings from unconsolidated entities	(786)	(1,648)	—	(484)	—	(2,918)
Sales of properties	11,563	—	(145)	—	—	11,418
Unrealized impairment of properties	32,163	—	—	—	—	32,163
Recognition of Distributable realized gains / (losses) on:
Loans (2)	(715)	—	—	1,164	—	449
Securities (3)	(437)	—	—	(8,415)	—	(8,852)
Woodstar Fund investments (4)	—	—	19,591	—	—	19,591
Derivatives (5)	(6,720)	(5)	10,072	519	(7,550)	(3,684)
Foreign currency (6)	8,249	—	11	—	—	8,260
Earnings from unconsolidated entities (7)	786	476	—	490	—	1,752
Sales of properties (8)	(38,397)	—	(120)	—	—	(38,517)
Distributable Earnings (Loss)	$146,602	$27,336	$45,917	$45,541	$(148,626)	$116,770
Realized losses on foreclosed property sales (9)	38,397	—	—	—	—	38,397
Distributable Earnings (Loss) prior to realized commercial lending gains and losses	$184,999	$27,336	$45,917	$45,541	$(148,626)	$155,167
Distributable Earnings (Loss) per weighted average diluted share	$0.39	$0.07	$0.12	$0.12	$(0.39)	$0.31
Distributable Earnings (Loss) prior to realized commercial lending gains and losses per weighted average diluted share	$0.49	$0.07	$0.12	$0.12	$(0.39)	$0.41

The following table presents our summarized results of operations and reconciliation to Distributable Earnings and Distributable Earnings prior to realized commercial lending gains and losses for the three months ended June 30, 2026, by business segment (amounts in thousands, except per share data). Refer to the footnotes following the similar reconciliation table for the nine months ended September 30, 2025.

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Total
Revenues	$364,214	$68,946	$64,189	$52,662	$822	$550,833
Costs and expenses	(226,739)	(45,784)	(73,318)	(36,859)	(142,322)	(525,022)
Other (loss) income	(997)	3,027	12,231	15,397	(34,240)	(4,582)
Income (loss) before income taxes	136,478	26,189	3,102	31,200	(175,740)	21,229
Income tax (provision) benefit	(2,536)	(95)	8	(3,601)	—	(6,224)
Income attributable to non-controlling interests	(4)	—	(5,325)	(3,119)	—	(8,448)
Net income (loss) attributable to Starwood Property Trust, Inc.	133,938	26,094	(2,215)	24,480	(175,740)	6,557
Add / (Deduct):
Non-controlling interests attributable to Woodstar II Class A Units	—	—	4,629	—	—	4,629
Non-controlling interests attributable to unrealized gains/losses	—	—	(2,724)	(2,226)	—	(4,950)
Non-cash equity compensation expense	2,585	788	2,014	1,449	6,477	13,313
Depreciation and amortization	4,817	—	29,632	1,121	—	35,570
Straight-line rent adjustment	—	—	(1,697)	57	—	(1,640)
Interest income adjustment for loans and securities	4,675	—	—	12,686	—	17,361
Consolidated income tax provision (benefit) associated with fair value adjustments	2,536	95	(8)	3,601	—	6,224
Other non-cash items	5	447	(82)	(407)	—	(37)
Reversal of GAAP unrealized and realized (gains) / losses on: (1)
Loans	12,711	—	—	(12,650)	—	61
Credit loss provision, net	29,816	348	—	—	—	30,164
Securities	1,587	—	—	1,717	—	3,304
Woodstar Fund investments	—	—	(4,929)	—	—	(4,929)
Derivatives	(21,529)	(350)	(8,354)	(983)	34,240	3,024
Foreign currency	5,719	—	(13)	—	—	5,706
Earnings from unconsolidated entities	—	(2,677)	—	(193)	—	(2,870)
Sales of properties	(32)	—	(27)	(2,264)	—	(2,323)
Recognition of Distributable realized gains / (losses) on:
Loans (2)	(454)	—	—	12,636	—	12,182
Securities (3)	(51)	—	—	(682)	—	(733)
Woodstar Fund investments (4)	—	—	18,208	—	—	18,208
Derivatives (5)	8,570	248	(235)	1,650	(2,907)	7,326
Foreign currency (6)	803	—	13	—	—	816
Earnings from unconsolidated entities (7)	—	2,146	—	469	—	2,615
Sales of properties (8)	32	—	(35)	1,928	—	1,925
Distributable Earnings (Loss)	$185,728	$27,139	$34,177	$42,389	$(137,930)	$151,503
Realized gain on foreclosed property sales (9)	(32)	—	—	—	—	(32)
Distributable Earnings (Loss) prior to realized commercial lending gains and losses	$185,696	$27,139	$34,177	$42,389	$(137,930)	$151,471
Distributable Earnings (Loss) per weighted average diluted share	$0.49	$0.07	$0.09	$0.11	$(0.36)	$0.40
Distributable Earnings (Loss) prior to realized commercial lending gains and losses per weighted average diluted share	$0.49	$0.07	$0.09	$0.11	$(0.36)	$0.40

Three Months Ended September 30, 2026 Compared to the Three Months Ended June 30, 2026

Commercial and Residential Lending Segment

The Commercial and Residential Lending Segment’s Distributable Earnings decreased by $39.1 million, from $185.7 million during the second quarter of 2026 to $146.6 million in the third quarter of 2026. After making adjustments for the calculation of Distributable Earnings, revenues were $382.2 million, costs and expenses were $195.9 million, other loss was $39.7 million and there was no income tax provision or benefit.

Revenues, consisting principally of interest income on loans, increased by $13.2 million in the third quarter of 2026, primarily due to an increase in interest income from loans of $14.0 million. The increase in interest income from loans was comprised of (i) an $11.5 million increase from commercial loans, primarily reflecting higher average loan balances and prepayment related income, and (ii) a $2.5 million increase from residential loans, primarily reflecting the transfer of $229.8 million of residential loans to loans held-for-investment upon our redemption of a consolidated RMBS trust in late June 2026. Interest income from investment securities was relatively unchanged between quarters, reflecting a $1.8 million increase from a new commercial lending investment offset by a $1.8 million decrease from RMBS investments, primarily due to the RMBS trust redemption.

Costs and expenses increased by $6.3 million in the third quarter of 2026, primarily due to an increase in interest expense reflecting higher average borrowings outstanding.

Other income decreased by $46.0 million to a loss in the third quarter of 2026, primarily due to (i) $38.4 million of realized losses on sales of two previously foreclosed multifamily properties in the third quarter of 2026, and (ii) a $7.8 million unfavorable change in realized gains (losses) on derivative financial instruments and related foreign currency gains.

Infrastructure Lending Segment

The Infrastructure Lending Segment’s Distributable Earnings increased by $0.2 million, from $27.1 million during the second quarter of 2026 to $27.3 million in the third quarter of 2026. After making adjustments for the calculation of Distributable Earnings, revenues were $70.5 million, costs and expenses were $43.7 million and other income was $0.5 million.

Revenues increased by $1.6 million in the third quarter of 2026, primarily due to a $1.6 million increase in interest income from investment securities, primarily reflecting a new investment in late June 2026.

Costs and expenses decreased by $0.5 million in the third quarter of 2026, primarily due to a decrease in general, administrative and other expenses.

Other income decreased by $1.9 million in the third quarter of 2026, primarily due to a $1.7 million decrease in earnings from unconsolidated entities.

Property Segment

Distributable Earnings by Portfolio (amounts in thousands)

	For the Three Months Ended
	September 30, 2026	June 30, 2026	Change
Fundamental	$27,251	$17,885	$9,366
Woodstar Fund, net of non-controlling interests	15,644	14,639	1,005
Medical Office Portfolio	3,434	3,687	(253)
D.C. Multifamily Conversion	434	(1,153)	1,587
Other/Corporate	(846)	(881)	35
Distributable Earnings	$45,917	$34,177	$11,740

The Property Segment’s Distributable Earnings increased by $11.7 million, from $34.2 million during the second quarter of 2026 to $45.9 million in the third quarter of 2026. After making adjustments for the calculation of Distributable Earnings, revenues were $66.9 million, costs and expenses were $47.5 million, other income was $30.2 million, there was no income tax provision and the deduction of income attributable to non-controlling interests in the Woodstar Fund was $3.7 million.

Revenues increased by $4.4 million in the third quarter of 2026, primarily due to Fundamental’s acquisition of additional net lease properties.
Costs and expenses increased by $5.5 million in the third quarter of 2026, primarily due to a $3.5 million increase in interest expense, principally related to properties acquired by Fundamental, and a $1.4 million increase in general and administrative expenses, principally related to severance costs.

Other income increased by $13.1 million in the third quarter of 2026, primarily due a $10.3 million realized gain on derivatives in the third quarter of 2026 which hedge the timing of securitizations on Fundamental collateral while on a warehouse line.

Income attributable to non-controlling interests in the Woodstar Fund increased by $0.3 million in the third quarter of 2026.

Investing and Servicing Segment

The Investing and Servicing Segment’s Distributable Earnings increased by $3.1 million, from $42.4 million during the second quarter of 2026 to $45.5 million in the third quarter of 2026. After making adjustments for the calculation of Distributable Earnings, revenues were $79.7 million, costs and expenses were $28.3 million, other loss was $5.4 million, there was no income tax provision or benefit, and the deduction of income attributable to non-controlling interests was $0.5 million.

Revenues increased by $14.3 million in the third quarter of 2026, primarily due to a $16.4 million increase in servicing fees principally related to default interest, partially offset by a $2.8 million decrease in interest income on lower average conduit loan balances.

Costs and expenses decreased by $6.4 million in the third quarter of 2026, primarily due to decreases of (i) $4.9 million in general and administrative expenses, principally related to lower loan securitization activity, and (ii) $1.4 million in interest expense, primarily on conduit loan financing.

Other income includes profit realized upon securitization of loans by our conduit business, gains on sales of CMBS and operating properties, gains and losses on derivatives that were either effectively terminated or novated, and earnings from unconsolidated entities. These items are typically offset by a decrease in the fair value of our domestic servicing rights intangible which reflects the expected amortization of this deteriorating asset, net of increases in fair value due to the attainment of new servicing contracts. Derivatives include instruments which hedge interest rate risk and credit risk on our conduit loans and CMBS investments. For GAAP purposes, the loans, CMBS and derivatives are accounted for at fair value, with all changes in fair value (realized or unrealized) recognized in earnings. The adjustments to Distributable Earnings outlined above are also applied to the GAAP earnings of our unconsolidated entities. Other income decreased by $22.4 million to a loss in the third quarter of 2026, primarily due to (i) an $11.5 million decrease in realized gains on sales of conduit loans, (ii) a $6.3 million increase in recognized credit losses on CMBS investments and (iii) a $3.3 million decrease in realized gains on sales of CMBS investments and a foreclosed property.

Income attributable to non-controlling interests decreased $4.8 million in the third quarter of 2026, primarily due to lower distributable earnings of a consolidated CMBS joint venture.

Corporate

Corporate loss increased by $10.7 million, from $137.9 million during the second quarter of 2026 to $148.6 million in the third quarter of 2026, primarily due to (i) a $5.9 million increase in interest expense, reflecting higher interest rates on newly issued unsecured senior notes and higher average secured term loan borrowings outstanding, and (ii) a $4.6 million increased realized loss on our fixed-to-floating interest rate swaps which hedge a portion of our unsecured senior notes.

The following table presents our summarized results of operations and reconciliation to Distributable Earnings and Distributable Earnings prior to realized commercial lending gains and losses for the nine months ended September 30, 2026, by business segment (amounts in thousands, except per share data):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Total
Revenues	$1,086,328	$202,753	$193,946	$199,909	$2,380	$1,685,316
Costs and expenses	(956,457)	(131,788)	(223,427)	(99,962)	(433,773)	(1,845,407)
Other (loss) income	(95,600)	9,097	65,294	15,626	(143,854)	(149,437)
Income (loss) before income taxes	34,271	80,062	35,813	115,573	(575,247)	(309,528)
Income tax benefit (provision)	16,611	(412)	6	(15,415)	—	790
Income attributable to non-controlling interests	(10)	—	(21,164)	(1,361)	—	(22,535)
Net income (loss) attributable to Starwood Property Trust, Inc.	50,872	79,650	14,655	98,797	(575,247)	(331,273)
Add / (Deduct):
Non-controlling interests attributable to Woodstar II Class A Units	—	—	13,886	—	—	13,886
Non-controlling interests attributable to unrealized gains/losses	—	—	(3,317)	(7,900)	—	(11,217)
Non-cash equity compensation expense	8,282	2,337	3,740	4,341	19,687	38,387
Management incentive fee	—	—	—	—	5,567	5,567
Depreciation and amortization	13,670	—	89,443	3,396	—	106,509
Straight-line rent adjustment	—	—	(5,210)	228	—	(4,982)
Interest income adjustment for loans and securities	14,307	—	—	31,269	—	45,576
Consolidated income tax (benefit) provision associated with fair value adjustments	(16,611)	412	(6)	15,415	—	(790)
Other non-cash items	10	446	(246)	(1,219)	—	(1,009)
Reversal of GAAP unrealized and realized (gains) / losses on: (1)
Loans	155,053	—	—	(20,686)	—	134,367
Credit loss provision (reversal), net	367,226	(827)	—	—	—	366,399
Securities	257	—	—	13,304	—	13,561
Woodstar Fund investments	—	—	(40,453)	—	—	(40,453)
Derivatives	(122,555)	(3,909)	(25,422)	(2,040)	142,987	(10,939)
Foreign currency	12,314	—	(49)	—	—	12,265
Earnings from unconsolidated entities	(786)	(5,168)	—	(1,089)	—	(7,043)
Sales of properties	11,207	—	(641)	(2,264)	—	8,302
Unrealized impairment of properties	32,163	—	—	—	—	32,163
Recognition of Distributable realized gains / (losses) on:
Loans (2)	(1,537)	—	—	22,358	—	20,821
Securities (3)	(574)	—	—	(14,351)	—	(14,925)
Woodstar Fund investments (4)	—	—	56,620	—	—	56,620
Derivatives (5)	14,485	274	6,748	2,445	(13,274)	10,678
Foreign currency (6)	9,191	—	49	—	—	9,240
Earnings from unconsolidated entities (7)	786	3,133	—	1,395	—	5,314
Sales of properties (8)	(43,150)	—	(255)	1,928	—	(41,477)
Distributable Earnings (Loss)	$504,610	$76,348	$109,542	$145,327	$(420,280)	$415,547
Realized losses on foreclosed property sales (9)	43,150	—	—	—	—	43,150
Distributable Earnings (Loss) prior to realized commercial lending gains and losses	$547,760	$76,348	$109,542	$145,327	$(420,280)	$458,697
Distributable Earnings (Loss) per weighted average diluted share	$1.32	$0.20	$0.29	$0.38	$(1.10)	$1.09
Distributable Earnings (Loss) prior to realized commercial lending gains and losses per weighted average diluted share	$1.44	$0.20	$0.29	$0.38	$(1.10)	$1.21

The following table presents our summarized results of operations and reconciliation to Distributable Earnings and Distributable Earnings prior to realized commercial lending gains and losses for the nine months ended September 30, 2025, by business segment (amounts in thousands, except per share data):

	Commercial and Residential Lending Segment	Infrastructure Lending Segment	Property Segment	Investing and Servicing Segment	Corporate	Total
Revenues	$1,012,499	$206,527	$79,222	$173,548	$1,324	$1,473,120
Costs and expenses	(602,429)	(139,536)	(102,616)	(107,338)	(352,840)	(1,304,759)
Other income (loss)	88,780	112	(993)	50,540	41,707	180,146
Income (loss) before income taxes	498,850	67,103	(24,387)	116,750	(309,809)	348,507
Income tax (provision) benefit	(2,231)	189	6	(15,744)	—	(17,780)
Income attributable to non-controlling interests	(10)	—	(14,776)	(1,312)	—	(16,098)
Net income (loss) attributable to Starwood Property Trust, Inc.	496,609	67,292	(39,157)	99,694	(309,809)	314,629
Add / (Deduct):
Non-controlling interests attributable to Woodstar II Class A Units	—	—	13,917	—	—	13,917
Non-controlling interests attributable to unrealized gains/losses	—	—	(11,080)	(6,378)	—	(17,458)
Non-cash equity compensation expense	8,476	2,056	1,781	4,091	25,066	41,470
Management incentive fee	—	—	—	—	10,244	10,244
Depreciation and amortization	9,146	—	33,545	5,562	—	48,253
Straight-line rent adjustment	—	—	307	104	—	411
Interest income adjustment for loans and securities	17,843	—	—	31,727	—	49,570
Consolidated income tax provision (benefit) associated with fair value adjustments	2,231	(189)	(6)	15,744	—	17,780
Other non-cash items	10	—	(246)	(1,219)	—	(1,455)
Reversal of GAAP unrealized and realized (gains) / losses on: (1)
Loans	(91,543)	—	—	(49,095)	—	(140,638)
Credit loss provision, net	4,709	4,317	—	—	—	9,026
Securities	(6,450)	—	—	14,370	—	7,920
Woodstar Fund investments	—	—	(9,349)	—	—	(9,349)
Derivatives	167,702	12	8,082	1,082	(41,707)	135,171
Foreign currency	(105,878)	(656)	197	—	—	(106,337)
Earnings from unconsolidated entities	(2,708)	(251)	—	(8,689)	—	(11,648)
Sales of properties	(5,223)	—	21	—	—	(5,202)
Recognition of Distributable realized gains / (losses) on:
Loans (2)	(1,556)	—	—	47,987	—	46,431
Securities (3)	(761)	—	—	(15,082)	—	(15,843)
Woodstar Fund investments(4)	—	—	63,272	—	—	63,272
Derivatives (5)	57,668	149	290	(1,788)	(21,401)	34,918
Foreign currency (6)	2,347	85	(197)	—	—	2,235
Earnings (loss) from unconsolidated entities (7)	2,708	(327)	—	9,659	—	12,040
Sales of properties (8)	(43,343)	—	(25)	—	—	(43,368)
Distributable Earnings (Loss)	$511,987	$72,488	$61,352	$147,769	$(337,607)	$455,989
Realized losses on foreclosed property sales (9)	43,343	—	—	—	—	43,343
Distributable Earnings (Loss) prior to realized commercial lending gains and losses	$555,330	$72,488	$61,352	$147,769	$(337,607)	$499,332
Distributable Earnings (Loss) per weighted average diluted share	$1.43	$0.20	$0.17	$0.41	$(0.94)	$1.27
Distributable Earnings (Loss) prior to realized commercial lending gains and losses per weighted average diluted share	$1.55	$0.20	$0.17	$0.41	$(0.94)	$1.39

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
(9)Represents, as applicable, the realized gain (loss) resulting from the disposition or resolution of commercial loans that were on nonaccrual or properties acquired through foreclosure held within our Commercial and Residential Lending Segment.

Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025
Commercial and Residential Lending Segment
The Commercial and Residential Lending Segment’s Distributable Earnings decreased by $7.4 million, from $512.0 million during the nine months of 2025 to $504.6 million in the nine months of 2026. After making adjustments for the calculation of Distributable Earnings, revenues were $1.1 billion, costs and expenses were $567.5 million, other loss was $28.7 million and there was no income tax provision or benefit.
Revenues, consisting principally of interest income on loans, increased by $70.2 million in the nine months of 2026, primarily due to increases in interest income from loans of $59.0 million and rental income from foreclosed properties of $33.5 million, partially offset by a decrease in interest income from investment securities of $20.9 million. The increase in interest income from loans reflects (i) a $63.8 million increase from commercial loans, reflecting higher average balances, partially offset by lower average index rates and spreads and additional loans placed on nonaccrual, and (ii) a $4.8 million decrease from residential loans principally due to lower average balances, partially offset by the transfer of $229.8 million of residential loans to loans held-for-investment upon our redemption of a consolidated RMBS trust in late June 2026. The decrease in interest income from investment securities was primarily due to lower average commercial and residential investment balances due to repayments and the RMBS trust redemption.
Costs and expenses decreased by $12.9 million in the nine months of 2026, primarily due to (i) a $44.9 million decrease in interest expense, partially offset by (ii) a $29.9 million increase in costs of rental operations and (iii) a $2.1 million increase in general and administrative expenses. The decrease in interest expense was primarily due to lower average index rates and spreads, partially offset by higher average borrowings outstanding.
Other income decreased by $90.5 million to a loss in the nine months of 2026, primarily due to (i) a $36.3 million decrease in net realized gains on derivative financial instruments and related foreign currency gains, (ii) a $27.4 million increased realized loss on sales of foreclosed properties and other assets, (iii) the nonrecurrence of a $20.8 million gain on extinguishment of debt in the nine months of 2025 and (iii) a $4.3 million increase in other loss.
Infrastructure Lending Segment
The Infrastructure Lending Segment’s Distributable Earnings increased by $3.8 million, from $72.5 million during the nine months of 2025 to $76.3 million in the nine months of 2026. After making adjustments for the calculation of Distributable Earnings, revenues were $202.7 million, costs and expenses were $129.8 million and other income was $3.4 million.
Revenues decreased by $3.8 million in the nine months of 2026, primarily due to (i) an $8.0 million decrease in interest income from loans, reflecting lower average index rates and spreads and lower prepayment related income, partially offset by higher average loan balances and unused commitment fees, (ii) a $2.5 million increase in interest income from investment securities, primarily reflecting a new investment in late June 2026, and (iii) a $1.8 million increase in interest income from cash balances.
Costs and expenses decreased by $3.3 million in the nine months of 2026, primarily due to (i) a $1.8 million net decrease in general, administrative and other expenses and (ii) a $1.5 million decrease in interest expense, reflecting lower average index rates and spreads, partially offset by higher average borrowings outstanding.
Other income (loss) improved by $4.3 million to income in the nine months of 2026, primarily due to a $3.5 million favorable change in distributable earnings (loss) from unconsolidated entities and a $0.8 million decreased loss on extinguishment of debt.

Property Segment
Distributable Earnings by Portfolio (amounts in thousands)

	For the Nine Months Ended September 30,
	2026	2025	Change
Fundamental	$57,772	$10,164	$47,608
Woodstar Fund, net of non-controlling interests	45,616	51,673	(6,057)
Medical Office Portfolio	10,054	5,272	4,782
D.C. Multifamily Conversion	(1,030)	(2,308)	1,278
Other/Corporate	(2,870)	(3,449)	579
Distributable Earnings	$109,542	$61,352	$48,190

The Property Segment’s Distributable Earnings increased by $48.1 million, from $61.4 million during the nine months of 2025 to $109.5 million in the nine months of 2026. After making adjustments for the calculation of Distributable Earnings, revenues were $189.1 million, costs and expenses were $131.6 million, other income was $62.6 million, there was no income tax provision and the deduction of income attributable to non-controlling interests in the Woodstar Fund was $10.6 million.
Revenues increased by $109.0 million in the nine months of 2026, primarily due to our acquisition of Fundamental in July 2025, which provided $107.7 million of incremental net lease rental income during the nine months of 2026 compared to the partial period following its acquisition in 2025.
Costs and expenses increased by $63.2 million in the nine months of 2026, primarily due to (i) the acquisition of Fundamental in July 2025, which introduced $66.8 million of incremental costs and expenses in the nine months of 2026 compared to the partial period following its acquisition in 2025, the effect of which was partially offset by (ii) a $4.9 million decrease in interest expense on variable rate borrowings of the Medical Office Portfolio, primarily due to repayment of its $39.5 million mezzanine debt in February 2026 and lower average index rates.
Other income increased by $1.0 million in the nine months of 2026, primarily due to (i) a $6.9 million increased realized gain on derivatives which hedge the timing of securitizations on Fundamental collateral while on a warehouse line and (ii) a $1.0 million decrease in other loss, partially offset by (iii) a $6.7 million decrease in distributable income from the Woodstar Fund.
Income attributable to non-controlling interests in the Woodstar Fund decreased $1.3 million in the nine months of 2026, reflecting the decrease in distributable income referred to above.
Investing and Servicing Segment
The Investing and Servicing Segment’s Distributable Earnings decreased by $2.5 million from $147.8 million during the nine months of 2025 to $145.3 million in the nine months of 2026. After making adjustments for the calculation of Distributable Earnings, revenues were $231.4 million, costs and expenses were $93.4 million, other income was $16.6 million, there was no income tax provision or benefit, and the deduction of income attributable to non-controlling interests was $9.3 million.
Revenues increased by $25.9 million in the nine months of 2026, primarily due to (i) a $40.2 million increase in servicing fees principally related to default interest, partially offset by (ii) a $9.1 million decrease in interest income from CMBS investments and conduit loans, primarily due to payoffs of certain CMBS investments in 2025 and lower average conduit loan balances held, and (iii) a $5.1 million decrease in rental income on fewer properties held. The treatment of CMBS interest income on a GAAP basis is complicated by our application of the ASC 810 consolidation rules. In an attempt to treat these securities similar to our other investment securities, we compute distributable interest income pursuant to an effective yield methodology. In doing so, we segregate the portfolio into various categories based on the components of the bonds’ cash flows and the volatility related to each of these components. We then accrete interest income on an effective yield basis using the components of cash flows that are reliably estimable. Other minor adjustments are made to reflect management’s expectations for other components of the projected cash flow stream.
Costs and expenses decreased by $5.6 million in the nine months of 2026, primarily due to decreases of (i) $4.6 million in general and administrative expenses, principally related to lower loan securitization activity, and (ii) $1.8 million in costs of rental operations.

Other income decreased by $32.4 million in the nine months of 2026, primarily due to (i) a $25.6 million lesser realized gain on sales of conduit loans, (ii) an $8.3 million decrease in distributable earnings from unconsolidated entities and (iii) a $5.6 million increase in recognized credit losses on CMBS, partially offset by (iv) an $8.3 million increase in realized gains on sales of CMBS and a foreclosed property.
Income attributable to non-controlling interests increased $1.6 million in the nine months of 2026, primarily due to higher distributable earnings of a consolidated CMBS joint venture.
Corporate
Corporate loss increased by $82.7 million, from $337.6 million during the nine months of 2025 to $420.3 million in the nine months of 2026, primarily due to (i) an $88.4 million increase in interest expense reflecting higher average balances of unsecured senior notes and secured term loans outstanding, partially offset by lower spreads and index rates on the secured term loans, and (ii) a $2.7 million increase in base management fees, partially offset by (iii) an $8.1 million lower realized loss on fixed-to-floating interest rate swaps which hedge a portion of our unsecured senior notes.

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
Sources of Liquidity
Our primary sources of liquidity are as follows:
Cash Flows for the Nine Months Ended September 30, 2026 (amounts in thousands)

	GAAP	VIE Adjustments	Excluding Securitization VIEs
Net cash provided by operating activities	$495,442	$(2,896)	$492,546
Cash Flows from Investing Activities:
Origination, purchase and funding of loans held-for-investment	(5,108,835)	(229,828)	(5,338,663)
Proceeds from principal collections and sale of loans	3,666,794	—	3,666,794
Purchase and funding of investment securities	(257,018)	(44,454)	(301,472)
Proceeds from sales, redemptions and collections of investment securities	22,523	172,414	194,937
Proceeds from sales of real estate	199,841	—	199,841
Purchases and additions to properties and other assets	(411,291)	—	(411,291)
Net cash flows from other investments and assets	752	(5)	747
Net cash used in investing activities	(1,887,234)	(101,873)	(1,989,107)
Cash Flows from Financing Activities:
Proceeds from borrowings	9,988,051	—	9,988,051
Principal repayments on and repurchases of borrowings	(7,710,830)	(344)	(7,711,174)
Payment of deferred financing costs	(43,975)	—	(43,975)
Net proceeds from issuances of common stock	2,970	—	2,970
Payment of dividends	(535,332)	—	(535,332)
Contributions from non-controlling interests	1,426	—	1,426
Distributions to non-controlling interests	(32,957)	—	(32,957)
Purchase of treasury stock	(137,708)	—	(137,708)
Issuance of debt of consolidated VIEs	12,815	(12,815)	—
Repayment of debt of consolidated VIEs	(195,445)	195,445	—
Distributions of cash from consolidated VIEs	77,517	(77,517)	—
Net cash provided by financing activities	1,426,532	104,769	1,531,301
Net increase in cash, cash equivalents and restricted cash	34,740	—	34,740
Cash, cash equivalents and restricted cash, beginning of period	674,647	—	674,647
Effect of exchange rate changes on cash	3,362	—	3,362
Cash, cash equivalents and restricted cash, end of period	$712,749	$—	$712,749
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

Cash and cash equivalents increased by $34.7 million during the nine months ended September 30, 2026, reflecting net cash provided by financing activities of $1.5 billion and operating activities of $492.5 million, mostly offset by net cash used in investing activities of $2.0 billion.
Net cash provided by operating activities of $492.5 million during the nine months ended September 30, 2026 related primarily to cash interest income of $973.1 million from our loans and $102.5 million from our investment securities. Other cash inflows included net rental income of $173.8 million, sales and principal collections, net of originations and purchases of loans held-for-sale of $148.4 million, servicing fees of $109.4 million, distributions from our affordable housing fund investments of $90.6 million (including $58.5 million of excess proceeds from mortgage debt refinancing) and a net change in operating assets and liabilities of $83.0 million. Offsetting these cash inflows was cash interest expense of $960.6 million, general and administrative expenses of $167.4 million and management fees of $80.3 million.
Net cash used in investing activities of $2.0 billion for the nine months ended September 30, 2026 related primarily to the origination and acquisition of loans held-for-investment of $5.3 billion, purchases and additions to properties and other assets of $411.3 million and purchase and funding of investment securities of $301.5 million. Offsetting these cash outflows was proceeds received from principal collections and sale of loans held-for-investment of $3.7 billion and investment securities of $194.9 million and proceeds from the sale of real estate of $199.8 million.
Net cash provided by financing activities of $1.5 billion for the nine months ended September 30, 2026 related primarily to borrowings on our debt, net of repayments and deferred loan costs, of $2.2 billion. Offsetting these cash inflows were dividend distributions of $535.3 million and repurchases of common stock of $137.7 million.

Our Investment Portfolio
The following is a review of our investment portfolio by segment.
Commercial and Residential Lending Segment
The following table sets forth the amount of each category of investments we owned across various property types within our Commercial and Residential Lending Segment as of September 30, 2026 and December 31, 2025 (dollars in thousands):

	Face Amount	Carrying Value		Asset Specific Financing	Net Investment	Unlevered Return on Asset (6)
September 30, 2026
First mortgages (1)	$17,312,222	$17,219,594		$9,771,669	$7,447,925	7.2%
Subordinated mortgages (2)	4,925	4,925		—	4,925	—%
Mezzanine loans (1)	278,132	276,559		—	276,559	10.8%
Residential loans, fair value option	232,064	212,750		195,528	17,222	5.5%	(5)
Other loans	50,288	49,720		—	49,720	9.7%
Loans held-for-sale, fair value option, residential	2,310,526	1,990,315		1,828,804	161,511	4.4%	(5)
RMBS, available-for-sale	166,450	80,918		51,881	29,037	10.1%
RMBS, fair value option	238,002	310,213	(3)	54,966	255,247	19.5%
HTM debt securities (4)	325,496	324,513		97,321	227,192	7.4%
Credit loss allowance	N/A	(757,751)		—	(757,751)
Investments in unconsolidated entities	N/A	8,514		—	8,514
Properties, net	N/A	876,502		29,751	846,751
	$20,918,105	$20,596,772		$12,029,920	$8,566,852

December 31, 2025
First mortgages (1)	$16,148,916	$16,086,585		$8,640,667	$7,445,918	7.4%
Subordinated mortgages (2)	15,290	15,683		—	15,683	13.4%
Mezzanine loans (1)	313,619	311,175		—	311,175	11.5%
Other loans	51,688	51,255		—	51,255	9.1%
Loans held-for-sale, fair value option, residential	2,455,552	2,278,067		1,929,086	348,981	4.4%	(5)
RMBS, available-for-sale	172,554	88,283		55,467	32,816	10.4%
RMBS, fair value option	326,274	404,688	(3)	152,312	252,376	17.7%
HTM debt securities (4)	176,067	175,473		54,202	121,271	6.1%
Credit loss allowance	N/A	(453,544)		—	(453,544)
Equity security	722	628		—	628
Investments in unconsolidated entities	N/A	8,514		—	8,514
Properties, net	N/A	732,714		29,751	702,963
	$19,660,682	$19,699,521		$10,861,485	$8,838,036
__________________________________________
(1)First mortgages include first mortgage loans and any contiguous mezzanine loan components because as a whole, the expected credit quality of these loans is more similar to that of a first mortgage loan. The application of this methodology resulted in mezzanine loans with carrying values of $1.4 billion and $1.3 billion being classified as first mortgages as of September 30, 2026 and December 31, 2025, respectively.
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
As of September 30, 2026 and December 31, 2025, our Commercial and Residential Lending Segment’s investment portfolio, excluding residential loans, RMBS, properties and other investments, had the following characteristics based on carrying values:

Collateral Property Type	September 30, 2026	December 31, 2025
Multifamily	34.0%	39.3%
Industrial	19.6%	14.8%
Office	16.1%	18.1%
Hotel	10.7%	8.2%
Data Center	7.4%	3.8%
Retail	2.7%	2.0%
Mixed Use	1.8%	4.9%
Other	7.7%	8.9%
	100.0%	100.0%

Geographic Location	September 30, 2026	December 31, 2025
U.S. Regions:
South West	17.3%	19.0%
North East	16.4%	18.9%
West	14.0%	12.4%
South East	12.3%	12.7%
Mid Atlantic	8.3%	6.4%
Midwest	4.4%	3.2%
International:
Australia	7.4%	6.5%
United Kingdom	7.3%	9.3%
Germany	4.2%	3.8%
Ireland	3.5%	3.9%
Other Europe	4.1%	3.4%
Bermuda	0.8%	0.5%
	100.0%	100.0%

Infrastructure Lending Segment
The following table sets forth the amount of each category of investments we owned within our Infrastructure Lending Segment as of September 30, 2026 and December 31, 2025 (dollars in thousands):

	Face Amount	Carrying Value	Asset Specific Financing	Net Investment	Unlevered Return on Asset (1)
September 30, 2026
First priority infrastructure loans and HTM securities	$3,110,920	$3,041,293	$2,501,721	$539,572	8.3%
Credit loss allowance	N/A	(23,428)	—	(23,428)
Investments in unconsolidated entities	N/A	63,165	—	63,165
	$3,110,920	$3,081,030	$2,501,721	$579,309

December 31, 2025
First priority infrastructure loans and HTM securities	$2,942,115	$2,880,319	$2,365,478	$514,841	8.1%
Credit loss allowance	N/A	(24,667)	—	(24,667)
Investments in unconsolidated entities	N/A	57,997	—	57,997
	$2,942,115	$2,913,649	$2,365,478	$548,171
__________________________________________
(1)Calculated using applicable index rates for variable rate investments as of the respective period end and excludes loans for which interest income is not recognized. In addition to cash coupon, unlevered return includes the amortization of deferred purchase discounts.
As of September 30, 2026 and December 31, 2025, our Infrastructure Lending Segment’s investment portfolio had the following characteristics based on carrying values:

Collateral Type	September 30, 2026	December 31, 2025
Power	57.2%	56.9%
Oil & gas - midstream	30.9%	27.5%
Oil & gas - downstream	7.1%	12.6%
Oil & gas - upstream	1.7%	—%
Other	3.1%	3.0%
	100.0%	100.0%

Geographic Location	September 30, 2026	December 31, 2025
U.S. Regions:
Midwest	26.9%	21.7%
North East	25.3%	27.2%
South West	18.1%	25.2%
West	16.1%	12.4%
South East	9.7%	10.3%
Mid-Atlantic	0.9%	1.1%
Other	1.4%	1.1%
International:
Canada	1.5%	0.8%
Mexico	0.1%	0.2%
	100.0%	100.0%

Property Segment
The following table sets forth the amount of each category of investments held within our Property Segment as of September 30, 2026 and December 31, 2025 (amounts in thousands):

	September 30, 2026	December 31, 2025
Properties, net	$2,961,467	$2,674,276
Lease intangibles, net	364,765	368,589
Woodstar Fund	1,677,329	1,727,499
	$5,003,561	$4,770,364
The following table sets forth our net investment and other information regarding the Property Segment’s properties and lease intangibles as of September 30, 2026 (dollars in thousands):

	Carrying Value	Asset Specific Financing	Net Investment	Occupancy Rate (1)	Weighted Average Remaining Lease Term
Fundamental	$2,773,734	$1,813,816	$959,918	100.0%	16.6 years
Office—Medical Office Portfolio	796,961	444,624	352,337	89.9%	5.2 years
D.C. Multifamily Conversion	126,340	—	126,340	N/A	N/A
Subtotal—undepreciated carrying value	3,697,035	2,258,440	1,438,595
Accumulated depreciation and amortization	(370,803)	—	(370,803)
Net carrying value	$3,326,232	$2,258,440	$1,067,792
__________________________________________
(1)Occupancy calculated based on number of properties for our single-tenant net lease properties and square footage for multi-tenant net lease properties.
As of September 30, 2026 and December 31, 2025, our Property Segment’s investment portfolio had the following geographic characteristics based on carrying values:

Geographic Location	September 30, 2026	December 31, 2025
U.S. Regions:
South East	55.6%	57.9%
Midwest	17.2%	14.3%
North East	8.4%	8.4%
West	7.3%	8.0%
South West	6.5%	6.4%
Mid-Atlantic	4.8%	4.8%
International:
Canada	0.2%	0.2%
	100.0%	100.0%

Investing and Servicing Segment
The following table sets forth the amount of each category of investments we owned within our Investing and Servicing Segment as of September 30, 2026 and December 31, 2025 (amounts in thousands):

	Face Amount	Carrying Value		Asset Specific Financing		Net Investment
September 30, 2026
CMBS, fair value option	$2,737,647	$1,247,455	(1)	$526,123	(2)	$721,332
Intangible assets - servicing rights	N/A	68,378	(3)	—		68,378
Lease intangibles, net	N/A	3,415		—		3,415
Loans held-for-sale, fair value option, commercial	69,600	65,323		27,046		38,277
Investments in unconsolidated entities	N/A	33,398	(4)	—		33,398
Properties, net	N/A	31,354		37,174		(5,820)
	$2,807,247	$1,449,323		$590,343		$858,980
December 31, 2025
CMBS, fair value option	$2,871,255	$1,284,863	(1)	$480,378	(2)	$804,485
Intangible assets - servicing rights	N/A	65,533	(3)	—		65,533
Lease intangibles, net	N/A	3,691		—		3,691
Loans held-for-sale, fair value option, commercial	47,300	45,476		—		45,476
Investments in unconsolidated entities	N/A	33,203	(4)	—		33,203
Properties, net	N/A	41,662		37,519		4,143
	$2,918,555	$1,474,428		$517,897		$956,531
______________________________________________

(1)Includes $1.21 billion and $1.25 billion of CMBS eliminated in consolidation against VIE liabilities pursuant to ASC 810 as of September 30, 2026 and December 31, 2025, respectively. Also includes $141.8 million and $146.5 million of non-controlling interests in the consolidated entities which hold certain of these CMBS as of September 30, 2026 and December 31, 2025, respectively.
(2)Includes $23.9 million and $25.8 million of non-controlling interests in the consolidated entities which hold certain debt balances as of September 30, 2026 and December 31, 2025, respectively.
(3)Includes $36.2 million and $37.3 million of servicing rights intangibles eliminated in consolidation against VIE assets pursuant to ASC 810 as of September 30, 2026 and December 31, 2025, respectively.
(4)Includes $15.2 million and $15.0 million of investments in unconsolidated entities eliminated in consolidation against VIE assets pursuant to ASC 810 as of September 30, 2026 and December 31, 2025, respectively.

Secured Borrowings
The following table is a summary of our secured borrowings as of September 30, 2026 (dollars in thousands):

	Current Maturity		Extended Maturity (a)		Weighted Average Coupon		Pledged Asset Carrying Value		Maximum Facility Size		Outstanding Balance		Approved but Undrawn Capacity (b)	Unallocated Financing Amount (c)
Repurchase Agreements:
Commercial Loans	Oct 2026 to Aug 2032	(d)	Jun 2029 to Feb 2035	(d)	Index + 1.75%	(e)	$12,260,129		$13,722,234	(f)	$8,415,716		$523,340	$4,783,178
Residential Loans	Jul 2027 to Jul 2028		Sep 2027 to Jul 2029		SOFR + 1.53%		2,201,161		3,025,000		2,024,543		—	1,000,457
Infrastructure Loans	Mar 2027 to Sep 2027		Mar 2027 to Sep 2029		SOFR + 1.90%		230,544		660,999		139,771		—	521,228
Conduit Loans	Feb 2028 to Jun 2028		Feb 2029 to Jun 2029		SOFR + 2.00%		34,623		375,000		27,563		—	347,437
CMBS/RMBS	Mar 2027 to Apr 2032	(g)	Mar 2027 to Oct 2032	(g)	(h)		1,138,212		895,387		689,547	(i)	15,260	190,580
Total Repurchase Agreements							15,864,669		18,678,620		11,297,140		538,600	6,842,880
Other Secured Financing:
Borrowing Base Facility	Oct 2027		Oct 2029		SOFR + 2.00%		96,660		1,250,000	(j)	6,000		66,621	1,177,379
Commercial Financing Facilities	Jan 2027 to Apr 2030		Jan 2027 to Feb 2035		Index + 1.90%		706,896		1,098,463	(k)	478,019		—	620,444
Infrastructure Financing Facilities	Jul 2028 to Sep 2030		Oct 2030 to Jul 2033		SOFR + 1.93%		673,552		1,300,000		556,786		32,528	710,686
Property Financing	Dec 2026 to Apr 2031	(l)	Dec 2026 to Apr 2031	(l)	SOFR + 2.18%		741,047		2,070,691		573,312	(l)	—	1,497,379
Term Loans and Revolver	Nov 2027 to Sep 2032		N/A		SOFR + 1.93%		N/A	(m)	2,726,723		2,526,723		200,000	—
STWD 2025-FL4 CLO	Dec 2042		N/A		SOFR + 1.65%		1,108,146		968,628		968,628		—	—
STWD 2021-HTS SASB	N/A		N/A		SOFR + 3.65%		34,783		14,711		14,711		—	—
Starwood 2026-SIF7 CLO	Jan 2038		N/A		SOFR + 1.68%		610,939		496,200		496,200		—	—
Starwood 2025-SIF6 CLO	Oct 2037		N/A		SOFR + 1.72%		509,541		413,500		413,500		—	—
Starwood 2025-SIF5 CLO	Apr 2037		N/A		SOFR + 1.73%		508,914		413,500		413,500		—	—
Starwood 2024-SIF4 CLO	Oct 2036		N/A		SOFR + 1.93%		610,848		496,200		496,200		—	—
ABS Master Series	Oct 2028 to Mar 2033		Oct 2053 to Jul 2056		5.33%	(n)	2,403,105		1,729,265		1,729,265		—	—
Total Other Secured Financing							8,004,431		12,977,881		8,672,844		299,149	4,005,888
							$23,869,100		$31,656,501		19,969,984		$837,749	$10,848,768
Unamortized net discount											(14,701)
Unamortized deferred financing costs											(105,685)
											$19,849,598
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
(d)For certain facilities, borrowings collateralized by loans existing at maturity may remain outstanding until such loan collateral matures, subject to certain specified conditions. In October 2026, we extended the current maturity of the facility due October 2026 to October 2027, with two additional one-year extension options. This facility had an outstanding balance of $305.0 million as of September 30, 2026.
(e)Certain facilities with an outstanding balance of $3.0 billion as of September 30, 2026 are indexed to EURIBOR, BBSY, SARON, SONIA and STIBOR. The remainder are indexed to SOFR.
(f)Certain facilities with an aggregate initial maximum facility size of $13.3 billion may be increased to $13.7 billion, subject to certain conditions. The $13.7 billion amount includes such upsizes.
(g)Certain facilities with an outstanding balance of $227.4 million as of September 30, 2026 carry a rolling 6 or 12-month term which may reset monthly or quarterly with the lender’s consent. These facilities carry no maximum facility size.
(h)Certain facilities with an outstanding balance of $330.5 million as of September 30, 2026 have weighted average fixed annual interest rate of 4.05%. All other facilities are variable rate with a weighted average rate of SOFR + 1.50%.

(i)Includes: (i) $309.4 million outstanding on a repurchase facility that is not subject to margin calls; and (ii) $23.9 million outstanding on one of our repurchase facilities that represents the 49% pro rata share owed by a non-controlling partner in a consolidated joint venture (see Note 15 to the Condensed Consolidated Financial Statements).
(j)The maximum facility size as of September 30, 2026 of $615.0 million may be increased to $1.3 billion, subject to certain conditions. The $1.3 billion amount includes such upsize.
(k)Certain facilities with an aggregate initial maximum facility size of $998.5 million may be increased to $1.1 billion, subject to certain conditions. The $1.1 billion amount includes such upsizes.
(l)Of the total balance, $105.2 million relates to Fundamental, of which $86.9 million is on a warehouse facility currently maturing in December 2026 for which we are negotiating an extension.
(m)These facilities are secured by the equity interests in certain of our subsidiaries which totaled $7.5 billion as of September 30, 2026.
(n)Includes: (i) $320.8 million outstanding under ABS Series 2026-2 with a weighted average fixed rate of 5.47%; (ii) $465.8 million outstanding under ABS Series 2026-1 with a weighted average fixed rate of 5.06%; (iii) $390.2 million outstanding under ABS Series 2025-1 with a weighted average fixed rate of 5.25%; (iv) $239.9 million outstanding under ABS Series 2024-1 with a weighted average fixed rate of 5.03% and (v) $312.6 million outstanding under ABS Series 2023-2 with a weighted average fixed rate of 5.89%.
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

Quarter Ended	Quarter-End Balance	Weighted-Average Balance During Quarter	Variance
December 31, 2025	17,934,109	17,281,610	652,499	(a)
March 31, 2026	18,974,419	18,352,109	622,310	(a)
June 30, 2026	18,932,361	19,201,008	(268,647)
September 30, 2026	19,969,984	19,777,755	192,229
__________________________________________________
(a)Variance primarily due to borrowings on secured debt needed to fund commercial loans that were newly originated close to the end of the quarter.
Borrowings under Unsecured Senior Notes
During the three and nine months ended September 30, 2026, the weighted average effective borrowing rate on our unsecured senior notes was 6.5% and 6.3%, respectively. During the three and nine months ended September 30, 2025, the weighted average effective borrowing rate on our unsecured senior notes was 6.3% and 6.2%, respectively. The effective borrowing rate includes the effects of underwriter purchase discount.
Refer to Note 11 to the Condensed Consolidated Financial Statements for further disclosure regarding the terms of our unsecured senior notes.

Scheduled Principal Repayments on Investments and Overhang on Financing Facilities
The following scheduled and/or projected principal repayments on our investments were based on amounts outstanding and extended contractual maturities of those investments as of September 30, 2026. The column entitled “Projected/Required Repayments of Financing” generally represents the extended contractual maturity of each credit facility. However, in the case of commercial loans, if management expects the underlying collateral to repay earlier than its fully extended maturity, this earlier date was utilized. If management expects the underlying collateral to repay later than its fully extended maturity, we assume the facility is not extended, even though some form of extension is often granted by the lender (amounts in thousands):

	Scheduled/Projected Principal Repayments on Loans and HTM Securities	Scheduled/Projected Principal Repayments on RMBS and CMBS	Projected/Required Repayments of Financing	Total Principal Inflows Net of Financing Outflows
Fourth Quarter 2026	$1,573,364	$21,185	$(733,526)	$861,023
First Quarter 2027	586,474	23,464	(214,084)	395,854
Second Quarter 2027	1,107,286	70,184	(776,979)	400,491
Third Quarter 2027	1,273,155	64,414	(1,370,678)	(33,109)
Total	$4,540,279	$179,247	$(3,095,267)	$1,624,259
In the normal course of business, the Company is in discussions with its lenders to extend, amend or replace any financing facilities which contain near term expirations.
Issuances of Equity Securities
We may raise funds through capital market transactions by issuing capital stock. There can be no assurance, however, that we will be able to access the capital markets at any particular time or on any particular terms. We have authorized 100,000,000 shares of preferred stock and 500,000,000 shares of common stock. At September 30, 2026, we had 100,000,000 shares of preferred stock available for issuance and 135,943,315 shares of common stock available for issuance.
Other Potential Sources of Financing
In the future, we may also use other sources of financing to fund the acquisition of our target assets and maturities of our unsecured senior notes, including other secured as well as unsecured forms of borrowing and sale of senior loan interests and other assets.
Repurchases of Equity Securities and Convertible Senior Notes
In February 2026, our board of directors authorized the repurchase of up to $400.0 million of our outstanding common shares and convertible senior notes over a period of one year. Purchases made pursuant to the program will be made either in the open market or in privately negotiated transactions from time to time as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases are discretionary and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. During the three and nine months ended September 30, 2026, we repurchased 6,679,735 and 8,388,073 shares of common stock for $107.8 million and $137.7 million, respectively, under the repurchase program. As of September 30, 2026, we had $262.5 million of remaining capacity to repurchase common stock and/or convertible senior notes under the repurchase program.
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
Contractual Obligations and Commitments
Our material contractual obligations and commitments as of September 30, 2026 are as follows (amounts in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Secured financings (a)	$15,437,980	$2,028,889	$6,083,240	$6,135,973	$1,189,878
Securitized financing (b)	4,532,004	173,534	586,694	1,341,347	2,430,429
Unsecured senior notes	4,530,750	380,750	1,600,000	2,550,000	—
Future funding commitments:
Commercial Lending (c)	2,757,127	1,643,831	1,107,517	5,779	—
Infrastructure Lending (d)	1,003,332	978,077	25,255	—	—
Property Segment (e)	71,939	71,939	—	—	—
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

(c)Excludes $284.6 million of loan funding commitments in which management projects the Company will not be obligated to fund in the future due to repayments made by the borrower earlier than, or in excess of, expectations.

(d)Represents contractual commitments of $364.2 million under revolvers and letters of credit, $269.1 million under delayed draw term loans and $370.0 million of outstanding infrastructure loan purchase commitments.

(e)Represents future construction funding commitments in our Property Segment related to development projects which have estimated rental revenue commencement dates between October 2026 and September 2027.
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
We seek to further manage credit risk associated with our Investing and Servicing Segment loans held-for-sale through the purchase of credit instruments. The following table presents our credit instruments as of September 30, 2026 and December 31, 2025 (dollars in thousands):

	Face Value of Loans Held-for-Sale	Aggregate Notional Value of Credit Instruments	Number of Credit Instruments
September 30, 2026	$69,600	$40,000	1
December 31, 2025	$47,300	$70,000	1
In 2025, we entered into a credit default swap with a notional amount of $20.0 million to hedge a portion of credit risk on a large commercial loan held-for-investment. As of both September 30, 2026 and December 31, 2025, the notional amount of this credit default swap was $20.0 million.
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

The following table presents financial instruments where we have utilized interest rate derivatives to hedge interest rate risk and the related interest rate derivatives as of September 30, 2026 and December 31, 2025 (dollars in thousands); however, consistent with Note 13 to the Condensed Consolidated Financial Statements, the notional value and number of interest rate derivatives excludes the residential lending reverse swap trades and forward starting swaps as well as certain other interest rate swaps that were not effective as of September 30, 2026 and December 31, 2025:

	Face Value of Hedged Instruments	Aggregate Notional Value of Interest Rate Derivatives	Number of Interest Rate Derivatives
Instrument hedged as of September 30, 2026
Loans held-for-sale	$2,380,126	$1,427,200	24
RMBS, available-for-sale	166,450	40,000	1
CMBS, fair value option	100,985	57,380	2
HTM debt securities	112,412	89,310	4
Net lease properties	192,865	175,000	1
Secured financing agreements	450,500	450,500	1
Unsecured senior notes	3,375,000	3,375,000	7
	$6,778,338	$5,614,390	40
Instrument hedged as of December 31, 2025
Loans held-for-sale	$2,502,852	$2,238,400	28
RMBS, available-for-sale	172,554	40,000	1
CMBS, fair value option	102,587	57,380	2
HTM debt securities	22,302	16,898	3
Net lease properties	229,246	229,200	2
Secured financing agreements	490,000	490,000	2
Unsecured senior notes	3,275,000	3,275,000	7
	$6,794,541	$6,346,878	45
The table below summarizes the estimated annual change in net investment income for our variable rate investments and our variable rate debt assuming increases or decreases in SOFR or other applicable index rates and adjusted for the effects of our interest rate hedging activities (amounts in thousands). However, this table excludes: (i) our floating rate residential loan debt along with its related hedges (see Note 13); (ii) certain other interest rate swaps that were not effective as of September 30, 2026 (see Note 13); and (iii) nonaccrual loans (see Note 4).

Income (Expense) Subject to Interest Rate Sensitivity	Variable rate investments and indebtedness (1)	0.50% Decrease	0.50% Increase	1.00% Increase
Investment income from variable rate investments	$19,667,530	$(92,765)	$97,084	$195,422
Interest expense from variable rate debt, net of interest rate derivatives	(18,442,733)	94,370	(94,530)	(188,996)
Net investment income from variable rate instruments	$1,224,797	$1,605	$2,554	$6,426
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
The following table represents our assets and liabilities that are denominated in Pounds Sterling (“GBP”), Euros (“EUR”), Australian dollars (“AUD”), Swiss Francs (“CHF”) and Swedish Kronas (“SEK”) as well as our expected future net interest receipts (amounts in thousands):

	September 30, 2026
	GBP	EUR	AUD		CHF		SEK
Foreign currency assets	£1,001,680	€1,701,591	A$	1,944,179	Fr.	43,630	kr	1,285,291
Foreign currency liabilities	(683,291)	(1,329,580)	(1,356,424)		(32,018)		(998,508)
Foreign currency contracts - notional, net	(368,492)	(426,485)	(811,142)		(11,043)		(348,359)
Subtotal (1)	£(50,103)	€(54,474)	A$	(223,387)	Fr.	569	kr	(61,576)
______________________________________________________________________________________________________________________

(1)     Primarily relates to expected net interest cash flows on the respective assets and liabilities over their term.

Substantially all of our net asset exposure to the GBP, EUR, AUD, CHF and SEK has been hedged with foreign currency forward contracts as of September 30, 2026, as indicated in the table above. Refer to Note 13 to the Condensed Consolidated Financial Statements for further detail regarding our foreign currency derivatives and their contractual maturities.
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
Changes in Internal Control Over Financial Reporting. No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
There were no unregistered sales of securities during the three months ended September 30, 2026.
Issuer Purchases of Equity Securities
The following table provides information regarding our purchases of common stock during the three months ended September 30, 2026:

Period	Total number of shares purchased	Average repurchase price per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Value of shares available for purchase under the plans or programs (in thousands) (1)
July 2026	477,505	$16.55	477,505	$362,207
August 2026	3,049,330	$16.32	3,049,330	$312,434
September 2026	3,152,900	$15.83	3,152,900	$262,513
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

Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

STARWOOD PROPERTY TRUST, INC.

Date: November 6, 2026	By:	/s/ BARRY S. STERNLICHT
Barry S. Sternlicht Chief Executive Officer Principal Executive Officer

Date: November 6, 2026	By:	/s/ RINA PANIRY
Rina Paniry Chief Financial Officer, Treasurer, Chief Accounting Officer and Principal Financial Officer